Form 10-Q
period 2005-06-30
Liberty Global, Inc.
filed 2005-08-11
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 000-51360
Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4643 S. Ulster Street, Suite 1300	80237
Denver, Colorado	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(303) 220-6600
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 25, 2005 was:
Series A common stock 229,694,196 shares; and
Series B common stock 7,264,300 shares.

Form of 2005 Incentive Plan Non-Qualified Stock Option Agreement
Certification of President and Chief Executive Officers
Certification of Senior VP and Co-CFO (Principal Financial Officer)
Certification of Senior VP and Co-CFO (Principal Accounting Officer)
Section 1350 Certification

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$1,884,001	$2,531,486
Trade receivables, net	254,798	201,519
Other receivables, net	77,791	165,631
Other current assets	389,494	293,947

Total current assets	2,606,084	3,192,583

Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	832,820	1,865,642

Other investments	873,824	838,608

Property and equipment, net (note 8)	6,961,458	4,303,099

Goodwill (note 8)	6,513,083	2,667,279

Franchise rights and other intangible assets not subject to amortization (note 8)	231,887	230,674

Intangible assets subject to amortization, net (note 8)	669,622	382,599

Deferred tax assets	100,748	77,313

Other assets, net	362,848	144,566

Total assets	$19,152,374	$13,702,363

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)

	June 30,	December 31,
	2005	2004
	amounts in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,101	$363,549
Accrued liabilities and other	650,355	645,627
Subscriber advance payments and deposits	321,531	353,069
Current portion of debt and capital lease obligations (note 9)	215,988	36,827

Total current liabilities	1,640,975	1,399,072

Long-term debt and capital lease obligations (note 9)	6,276,415	4,955,919
Deferred tax liabilities	678,631	458,138
Other long-term liabilities (note 10)	881,451	432,018

Total liabilities	9,477,472	7,245,147

Commitments and contingencies (note 14)

Minority interests in subsidiaries	1,752,057	1,216,710

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 231,736,629 and 168,514,962 shares at June 30, 2005 and December 31, 2004, respectively	2,317	1,685
Series B common stock, $.01 par value. Authorized 50,000,000
shares; issued and outstanding 7,264,300 shares	73	73
Series C common stock, $.01 par value. Authorized 500,000,000
shares; no shares issued	—	—
Additional paid-in capital	9,899,215	7,001,635
Accumulated deficit	(1,746,021)	(1,649,007)
Accumulated other comprehensive earnings (loss), net of taxes	(130,862)	14,010
Deferred compensation	(11,283)	—
Shares held by subsidiaries	(90,594)	—
Treasury stock, at cost	—	(127,890)

Total stockholders’ equity	7,922,845	5,240,506

Total liabilities and stockholders’ equity	$19,152,374	$13,702,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands, except per share amounts

Revenue (note 12)	$1,276,272	$580,409	$2,511,522	$1,156,609

Operating costs and expenses:
Operating (other than depreciation) (note 12)	535,308	229,561	1,037,583	457,176
Selling, general and administrative (SG&A) (note 12)	312,512	154,065	596,612	297,222
Stock-based compensation charges (credits) — primarily SG&A (note 3)	42,871	(11,002)	61,526	52,743
Depreciation and amortization (note 8)	345,824	221,497	673,415	443,009
Impairment of long-lived assets	167	16,623	167	16,623
Restructuring and other charges (credits)	(2,255)	4,962	2,608	8,784

	1,234,427	615,706	2,371,911	1,275,557

Operating income (loss)	41,845	(35,297)	139,611	(118,948)

Other income (expense):
Interest expense (note 12)	(86,728)	(81,501)	(177,756)	(153,986)
Interest and dividend income (note 12)	22,317	16,228	42,853	25,194
Share of earnings (losses) of affiliates, net (note 6)	4,517	22,755	(16,807)	38,845
Realized and unrealized gains on derivative instruments, net (note 7)	69,301	88,416	155,169	75,385
Foreign currency transaction losses, net	(136,885)	(6,272)	(201,647)	(27,130)
Gain (loss) on extinguishment of debt	(651)	3,871	(12,631)	35,787
Gains (losses) on disposition of assets, net (notes 5 and 13)	(43,994)	26,566	25,578	24,724
Other income (expense), net	589	(103)	1,273	(8,360)

	(171,534)	69,960	(183,968)	10,459

Earnings (loss) before income taxes and minority interests	(129,689)	34,663	(44,357)	(108,489)
Income tax benefit (expense)	43,905	(24,650)	(1,792)	(34,393)
Minority interests in losses (earnings) of subsidiaries, net	(37,564)	19,013	(50,865)	87,957

Net earnings (loss)	$(123,348)	$29,026	$(97,014)	$(54,925)

Historical and pro forma earnings (loss) per common share — basic and diluted (note 2)	$(0.67)	$0.19	$(0.54)	$(0.36)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	amounts in thousands, except per share amounts

Net earnings (loss)	$(123,348)	$29,026	$(97,014)	$(54,925)

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	(95,513)	(48,076)	(195,683)	(41,302)
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	52,567	(143)	51,712	(143)
Unrealized gains (losses) on available-for-sale securities	3,256	(26,352)	1,332	(14,178)
Unrealized loss on cash flow hedge	(2,165)	—	(2,691)	—
Reclassification adjustment for loss on cash flow hedge included in net loss	423	—	458	—

Other comprehensive loss	(41,432)	(74,571)	(144,872)	(55,623)

Comprehensive loss	$(164,780)	$(45,545)	$(241,886)	$(110,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Six months ended June 30, 2005
						Accumulated
						other
	Common stock			Additional		comprehensive		Shares held	Treasury	Total
				paid-in	Accumulated	earnings (loss),	Deferred	by	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	subsidiaries	at cost	equity
	amounts in thousands
Balance at January 1, 2005	$1,685	$73	$—	$7,001,635	$(1,649,007)	$14,010	$—	$—	$(127,890)	$5,240,506
Net loss	—	—	—	—	(97,014)	—	—	—	—	(97,014)
Other comprehensive loss, net of taxes	—	—	—	—	—	(144,872)	—	—	—	(144,872)
Adjustment due to issuance of stock by J:COM (note 5)	—	—	—	119,304	—	—	—	—	—	119,304
Cancellation of treasury stock	(30)	—	—	(127,860)	—	—	—	—	127,890	—
Issuance of restricted stock	4	—	—	11,279	—	—	(11,283)	—	—	—
Shares issued in LGI Combination, net of issuance costs (note 5)	657	—	—	2,876,628	—	—	—	(90,594)	—	2,786,691
Stock issued in connection with equity incentive and 401(K) plans	1	—	—	5,196	—	—	—	—	—	5,197
Stock-based compensation, net of taxes (note 3)	—	—	—	14,057	—	—	—	—	—	14,057
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	(1,024)	—	—	—	—	—	(1,024)

Balance at June 30, 2005	$2,317	$73	$—	$9,899,215	$(1,746,021)	$(130,862)	$(11,283)	$(90,594)	$—	$7,922,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2005	2004
	amounts in thousands
Cash flows from operating activities:
Net loss	$(97,014)	$(54,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	61,526	52,743
Depreciation and amortization	673,415	443,009
Impairment of long-lived assets	167	16,623
Restructuring charges	2,608	8,784
Amortization of deferred financing costs and noncash interest	29,173	16,069
Share of losses (earnings) of affiliates, net	16,807	(38,845)
Realized and unrealized gains on derivative instruments, net	(155,169)	(75,385)
Foreign currency transaction losses, net	201,647	27,130
Loss (gain) on extinguishment of debt	12,631	(35,787)
Gains on disposition of assets, net	(25,578)	(24,724)
Deferred income tax expense (benefit)	(30,627)	21,837
Minority interests in earnings (losses) of subsidiaries	50,865	(87,957)
Non-cash recognition of deferred revenue	(15,493)	—
Non-cash charges from Liberty Media Corporation	—	15,490
Other non-cash items	—	2,986
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and other	121,205	(44,542)
Payables and accruals	(261,792)	61,022

Net cash provided by operating activities	584,371	303,528

Cash flows from investing activities:
Capital expended for property and equipment	(550,424)	(195,935)
Proceeds received upon disposition of assets	150,756	30,303
Cash received (paid) in connection with acquisitions, net of cash acquired	(639,988)	216,742
Cash paid in connection with LGI Combination	(703,868)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	56,883	—
Net cash received (paid) to purchase or settle derivative instruments	77,976	(69,035)
Purchases of short-term liquid investments	(35,520)	(213,044)
Proceeds from sale of short-term liquid investments	55,163	7,984
Change in restricted cash	26,693	4,815
Investments in and loans to affiliates and others	—	(88,370)
Other investing activities, net	10,400	3,983

Net cash used by investing activities	(1,551,929)	(302,557)

Cash flows from financing activities:
Borrowings of debt	3,401,795	743,375
Repayments of debt and capital lease obligations	(3,812,903)	(487,792)
Proceeds from issuance of stock by subsidiaries	855,466	486,161
Deferred financing costs	(63,204)	(50,126)
Contributions from Liberty Media Corporation	—	704,250
Other financing activities, net	1,671	(3,000)

Net cash provided by financing activities	382,825	1,392,868

Effect of exchange rates on cash	(62,752)	(9,632)

Net increase (decrease) in cash and cash equivalents	(647,485)	1,384,207
Cash and cash equivalents:
Beginning of period	2,531,486	12,753

End of period	$1,884,001	$1,396,960

Supplemental Cash Flow Disclosures
Cash paid for interest	$161,993	$132,484

Net cash paid for taxes	$20,509	$8,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(1) Basis of Presentation
     Liberty Global, Inc. (LGI) was formed on January 13, 2005, for the purpose of effecting the combination of Liberty Media International, Inc. (LMI) and UnitedGlobalCom, Inc. (UGC). LMI is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty), including a majority interest in UGC, an international broadband communications provider. We refer to these assets and subsidiaries of Liberty prior to June 2004 collectively as LMC International. On June 7, 2004, Liberty distributed to its stockholders, on a pro rata basis, all of the outstanding shares of LMI’s common stock, and LMI became an independent, publicly traded company. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
     On June 15, 2005, we completed certain mergers whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI (the LGI Combination). As LMI is the predecessor to LGI, the historical financial statements of LMI and its predecessor became the historical financial statements of LGI upon consummation of the LGI Combination. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of LMI common stock or UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such LMI or UGC shares in the LGI Combination.
     LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated operations in 18 countries outside of the continental United States, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary United Pan Europe Communications, N.V. (UPC) and its broadband communications division (UPC Broadband), we provide video, voice and Internet access services in 13 European countries. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) minority interests in broadband communications companies in Europe, Australia and Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina, and (iv) minority interests in certain programming businesses in Europe, Japan and Australia. Our consolidated programming interests in Europe are primarily held through chellomedia BV (chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in LMI’s December 31, 2004 Annual Report on Form 10-K/A.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of construction and installation costs, useful lives of property and equipment, and restructuring accruals. Actual results could differ from those estimates.
     We do not control the decision making process or business management practices of our equity affiliates or the entities that we consolidate solely pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). Accordingly, we rely on management of these entities and their independent auditors to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our condensed consolidated financial statements. For information concerning these entities, see notes 5 and 6.
     Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2005.
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
(2) Earnings (Loss) per Common Share
     Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been exercised or converted at the beginning of the periods presented.
     On June 7, 2004, our common stock was distributed on a pro rata basis to Liberty’s shareholders in a spin off transaction. In connection with the spin off, holders of Liberty common stock on June 1, 2004 received in the aggregate 139,921,145 shares of LGI Series A common stock and 6,053,143 shares of LGI Series B common stock.
     On July 26, 2004, we commenced a rights offering (the July 2004 Rights Offering) whereby holders of record of LGI common stock on that date received 0.20 transferable subscription rights for each share of LGI common stock held. Pursuant to the terms of the July 2004 Rights Offering, we issued 28,245,000 shares of LGI Series A common stock and 1,211,157 shares of LGI Series B common stock. As a result of the July 2004 Rights Offering, certain terms of the then outstanding LGI stock options were modified.
     In connection with the LGI Combination, (i) all then outstanding options to purchase LMI common stock and restricted stock under the LMI 2004 Incentive Plan, the 2004 Nonemployee Director Incentive Plan and the Transitional Stock Adjustment Plan were converted, at a 1:1 ratio, into options to purchase LGI common stock and restricted LGI stock of the corresponding series, and (ii) all then outstanding options to purchase UGC common stock, restricted stock and stock appreciation rights (SARs) under UGC’s various incentive plans were converted at a ratio of 0.2155 of a share of LGI Series A common stock for each share of UGC common stock, with a corresponding conversion adjustment to the exercise or base price.
     All references herein to the number and terms of outstanding LGI stock options, SARs and restricted stock reflect the modifications that were made in connection with the July 2004 Rights Offering and the LGI Combination.
     The pro forma net earnings (loss) per share for the three and six months ended June 30, 2004 set forth in the accompanying condensed consolidated statements of operations was computed assuming that the shares issued in the spin off were issued and outstanding since January 1,

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
2004. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the July 2004 Rights Offering, have been increased by 6,866,484 to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic and Diluted:
Weighted average common shares outstanding before adjustment	184,077,748	145,973,568	178,466,235	145,973,943
Adjustment for July 2004 Rights Offering	—	6,866,484	—	6,866,484

Weighted average common shares, as adjusted	184,077,748	152,840,052	178,466,235	152,840,427

     Potential common shares that could dilute basic EPS in the future were not included in the computation of diluted EPS for all periods because their inclusion would be anti-dilutive. Such potential weighted average common shares outstanding for the three and six months ended June 30, 2005, were as follows:

	Three months	Six months
	Ended	Ended
	June 30, 2005	June 30, 2005
Stock options	846,312	766,029
UGC Convertible Notes	1,947,531	979,146

	2,793,843	1,745,175

(3) Stock-Based Compensation
Fair Value Method
     We account for stock-based compensation awards to non-employees and employees of nonconsolidated affiliated companies using the fair value based method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing model and is remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM had such awards outstanding during the periods presented. J:COM has calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 3.0% and an expected life of three years. See below for additional information concerning J:COM stock options.
Intrinsic Value Method
     We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and SARs using

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
     In connection with the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire LGI common stock were issued to our and Liberty’s employees. Consistent with Liberty’s accounting for the adjusted Liberty options and SARs prior to the spin off, we use variable-plan accounting to account for all of such LGI stock options. We also use variable-plan accounting to account for certain LGI stock options granted to then LMI employees and directors prior to the July 2004 Rights Offering. We began to use variable plan accounting for these LGI options as a result of the modification of certain terms of these options in connection with the July 2004 Rights Offering.
     As a result of the modification of certain terms of UGC stock options in connection with UGC’s February 2004 rights offering, we began accounting for stock options granted by UGC prior to February 2004 as variable-plan options. UGC stock options granted subsequent to February 2004 were accounted for as fixed-plan options through the date of the LGI Combination. Due to the modification of certain terms of the then outstanding UGC stock options in connection with the LGI Combination as described above, we began accounting for the then remaining UGC fixed-plan options as variable-plan options.
     The exercise price of employee stock options granted prior to the initial public offering (IPO) by J:COM on March 23, 2005 was subject to adjustment depending on the IPO price. As such, J:COM uses variable-plan accounting for such stock options. Prior to March 23, 2005, no compensation was recorded with respect to these options. See below for additional information concerning J:COM stock options.
     All other employee stock options granted by LGI and its consolidated subsidiaries were granted at fair market value and, as such, are accounted for using fixed-plan accounting.
     As a result of the spin off and the related issuance of options to acquire LGI common stock, certain persons who remained employees of Liberty immediately following the spin off hold options to purchase LGI common stock and certain persons who are our employees hold options, SARs and options with tandem SARs with respect to Liberty common stock. Pursuant to the Reorganization Agreement between our company and Liberty, we are responsible for all stock incentive awards related to LGI common stock and Liberty is responsible for all stock incentive awards related to Liberty common stock regardless of whether such stock incentive awards are held by our or Liberty’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LGI or Liberty common stock. Accordingly, any stock-based compensation that we include in our condensed consolidated statements of operations with respect to Liberty stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.
     We also record stock-based compensation expense with respect to an LGI junior stock plan pursuant to which certain LGI officers have an indirect ownership interest in J:COM.
     As further described in note 5, we are recording stock-based compensation expense in connection with restricted shares of LGI Series A common stock issued to, and certain Zone Vision Networks Ltd. (Zone Vision) common stock held by, certain selling shareholders of Zone Vision. The restricted shares of LGI Series A common stock were issued in exchange for UGC Class A common stock in connection with the LGI Combination. The issuance of these and other restricted shares of LGI Series A common stock in exchange for restricted shares of UGC Class A common stock in connection with the LGI Combination resulted in the establishment of a new measurement date as of June 15, 2005.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options with tandem SARs:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands, except per share amounts
Net earnings (loss)	$(123,348)	$29,026	$(97,014)	$(54,925)
Add stock-based compensation expense as determined under the intrinsic value method, net of taxes	15,920	(3,869)	17,986	13,100
Deduct stock-based compensation expense as determined under the fair value method, net of taxes	(3,623)	(128)	(19,746)	(14,007)

Pro forma net earnings (loss)	$(111,051)	$25,029	$(98,774)	$(55,832)

Basic and diluted earnings (loss) per share:
As reported	$(0.67)	$0.19	$(0.54)	$(0.36)

Pro forma	$(0.60)	$0.16	$(0.55)	$(0.37)

     J:COM Stock Option Plans
     J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM’s consolidated managed franchises and for directors and employees of J:COM’s nonconsolidated managed franchises and other non-employees. Pursuant to these plans, J:COM’s board of directors and shareholders approved the grant of J:COM’s ordinary shares at an initial exercise price of ¥92,000 ($829) per share. The exercise price was subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO price. The exercise price was adjusted during the first quarter of 2005 to ¥80,000 ($721) per share in connection with the consummation of J:COM’s IPO. For additional information concerning J:COM’s IPO, see note 5.
     The following table summarizes certain information concerning the shares underlying J:COM’s outstanding employee and non-employee stock options and warrants at June 30, 2005:

Options outstanding	188,608
Weighted average exercise price	¥80,133
Weighted average remaining contractual life	6.36 years
Options exercisable	133,838

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(4) Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. In addition, Statement No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma note disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
     We are required to adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of Statement No. 123(R) and we expect that the adoption of Statement No. 123(R) will have a material impact on our results of operations. We have not yet determined the method of adoption for Statement No. 123(R).
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (Statement No. 154). This Statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes (APB No. 20), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.
     Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.
(5) Acquisitions and Dispositions
     LGI Combination
     On June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI. Among other matters, the LGI Combination was completed in order to eliminate the dual public holding company structure in which LMI’s principal consolidated asset was its majority interest in UGC, another public company.
     In the LGI Combination, (i) each outstanding share of LMI Series A common stock and LMI Series B common stock was exchanged for one share of the corresponding series of LGI

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LMI and its wholly owned subsidiaries) were converted into the right to receive for each share of common stock owned either 0.2155 of a share of LGI Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. The effects of the LGI Combination have been included in our condensed consolidated financial statements beginning with the June 15, 2005 acquisition date.
     The LGI Combination has been accounted for as a step acquisition by our company of the remaining minority interest in UGC. The purchase price in this step acquisition includes the consideration issued to UGC public stockholders to acquire the UGC interest not already owned by our company and the direct acquisition costs incurred by our company. The details of the purchase price are presented in the following table (dollar amounts in thousands):

Shares of LGI Series A common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765

Fair value of LGI Series A common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries	$2,878,219
Fair value of LGI Series A common stock issued to UGC subsidiaries	(90,594)

Fair value of outstanding LGI Series common stock issued to UGC stockholders	2,787,625
Cash consideration	694,517
Direct acquisitions costs	9,351

Total purchase price	3,491,493
Elimination of minority interest in UGC	(1,000,939)

Purchase price allocated to the net assets of UGC	$2,490,554

     The fair value of the shares issued in the LGI Combination is based upon a fair value of $43.812 per share, which was the average of the quoted market price of LGI Series A common stock for the period beginning two trading days before and ending two trading days after the date that the LGI Combination was agreed to and announced (January 18, 2005). After eliminating the minority interest in UGC from our condensed consolidated balance sheet, we allocated the remaining purchase price to the identifiable assets and liabilities of UGC based on preliminary assessments of their respective fair values (as adjusted to give effect to the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill. The purchase accounting for this step acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of UGC. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
     In addition to the shares issued to the former stockholders of UGC (other than LMI and its wholly owned subsidiaries), LGI also issued 165,537,591 shares of LGI Series A common stock and 7,264,300 shares of LGI Series B common stock to the former stockholders of LMI. As the

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
issuance of these shares represents a change in legal organization and not a purchase acquisition, we have accounted for the issuance of these shares at carryover basis.
     NTL Ireland
     On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland), which MS Irish Cable acquired from the NTL Group on May 9, 2005. NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. Certain obligations of UPC Ireland are guaranteed by our subsidiary and UPC Ireland’s immediate parent, UPC.
     MS Irish Cable acquired NTL Ireland on May 9, 2005. On that date, pursuant to a loan agreement (the Loan Agreement), UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland, to pay certain taxes related to the acquisition and to provide for MS Irish Cable’s working capital needs. Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.
     UPC Ireland’s acquisition of MS Irish Cable from MS Irish Cable’s parent company, Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), is subject to receipt of applicable Irish regulatory approval. Upon closing, UPC Ireland will pay MSDW Equity, as consideration for all of the outstanding share capital of MS Irish Cable and any MS Irish Cable indebtedness owed to MSDW Equity and its affiliates, an amount (the Purchase Price) equal to MSDW Equity’s net investment in MS Irish Cable plus interest on the amount of the net investment at a rate per annum equal to EURIBOR (Euro Interbank Offered Rate) + 1.2%, compounded daily, for the period of its investment through the date of the disposition, together with any value added tax thereon plus an amount equal to certain costs and expenses incurred by MSDW Equity in connection with the transaction.
     If regulatory approval for UPC Ireland’s acquisition of MS Irish Cable (including its subsidiary NTL Ireland) is not received by February 3, 2006 or, if prior to that date, the appropriate authority has expressly and conclusively refused to grant the necessary approval, MSDW Equity may sell its direct or indirect interest in NTL Ireland to any third party for such consideration and on such terms and conditions as MSDW Equity determines in its sole discretion. UPC Ireland has agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. In connection with such a sale of the NTL Ireland interest to a third party, UPC Ireland has granted MSDW Equity an option to require UPC Ireland to sell to MSDW Equity or its nominee (the Call Option) all of UPC Ireland’s interest in the indebtedness owed by MS Irish Cable under the Loan Agreement at a price equal to the total consideration (including the amount of debt directly or indirectly assumed) that MSDW Equity and its affiliates will receive for sale or liquidation of the direct or indirect NTL Ireland interest, less the Purchase Price and the amount of certain expenses and costs, without duplication, incurred by MSDW Equity and its affiliates in connection with the sale, ownership and earlier acquisition of NTL Ireland and a customary advisory fee to be agreed upon. UPC Ireland’s obligations under the Call Option are secured by a security assignment of UPC Ireland’s right to the receivable under the Loan Agreement and a Dutch pledge over such receivable.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     In connection with the transaction, UPC Ireland paid MSDW Equity an arrangement fee of €4.0 million ($5,137,000 at May 9, 2005) and agreed to pay €150,000 ($193,000 at May 9, 2005) for each month that MS Irish Cable holds its interest in NTL Ireland as well as to reimburse it for its reasonable costs and expenses associated with the transaction. UPC Ireland has agreed to indemnify MSDW Equity and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction.
     The make whole arrangement with MSDW Equity is considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FIN 46(R). As we are responsible for all losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we are the primary beneficiary, as defined by FIN 46(R), and are therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity has no equity at risk in MS Irish Cable, the full amount of MS Irish Cable’s net earnings (loss) will be allocated to UPC Ireland. For financial reporting purposes, we began consolidating the results of operations of MS Irish Cable on May 1, 2005.
     MS Irish Cable’s acquisition of NTL Ireland has been accounted for using the purchase method of accounting. The total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), including direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005), has been allocated to the acquired identifiable tangible and intangible assets and liabilities of NTL Ireland based on their respective fair values, with excess purchase consideration over the fair value of such net identifiable assets allocated to goodwill. The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of NTL Ireland. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
     VTR Acquisition of Metrópolis
     On April 13, 2005, VTR completed its previously announced merger with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband distribution company in Chile. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR purchased certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A. (CCI) in the amount of ChP6,067,204,167 ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.
     In the absence of quoted market prices for VTR common stock, we estimated the fair value of the 20% interest in VTR that was exchanged for CCC’s interest in Metrópolis to be $180 million, based on a discounted cash flow analysis and other available market data. Including the approximate $11,755,000 fair value at April 13, 2005 of the put right that UGC granted to CCC and $3,391,000 in direct acquisition costs, the preliminary purchase price for CCC’s interest in Metrópolis totaled approximately $195,146,000. We accounted for this merger as (i) a step acquisition by our company of an additional 30% interest in Metrópolis, and (ii) the sale of a

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
20% interest in VTR. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (as adjusted to give effect to the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. Our proportionate share of Metrópolis’ net assets represented by our historical 50% interest in Metrópolis was recorded at historical cost. UGC recorded a preliminary loss of approximately $4,573,000 associated with the dilution of its indirect ownership interest in VTR from 100% to 80% as a result of the transaction. Our share of this loss was reflected as a reduction of additional paid-in capital in our condensed consolidated statement of stockholders’ equity. For financial reporting purposes, we began consolidating the results of operations of Metrópolis on April 1, 2005.
     The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Metrópolis. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. While the effects of any such adjustments are not expected to be material in relationship to our total assets, such effects could be significant in relationship to our operating results in future periods.
     Acquisitions of Noos and the Remaining 19.9% Minority Interest in UPC Broadband France
     On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43,732,000 ($56,883,000 as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567,102,000 ($689,989,000), consisting of €487,085,000 ($592,633,000) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000) and €8,678,000 ($10,558,000) of direct acquisition costs.
     In April 2005, a subsidiary of UPC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our condensed consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.
     Consolidation of Super Media/J:COM
     On December 28, 2004, our 45.45% ownership interest in J:COM, and a 19.78% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in LMI/Sumisho Super

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Media LLC (Super Media). Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
     Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J:COM announced an IPO of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by our company and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by our company has a casting or deciding vote with respect to any management committee decision on which our company and Sumitomo are unable to agree. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to engage in any business other than holding J:COM shares, sell J:COM shares, issue additional units in Super Media, make in-kind distributions or dissolve Super Media, in each case subject to certain exceptions contemplated by the Super Media operating agreement. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.
     As a result of the above-described change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo to acquire the above-described casting vote, we have recorded the consolidation of Super Media/J:COM at historical cost. The following table sets forth the adjustments to our consolidated assets and liabilities upon the consolidation of Super Media/J:COM on January 1, 2005:

Increase
(decrease)
amounts in
thousands
Assets:
Cash	$101,749
Other current assets	158,587
Property and equipment, net	2,427,315
Goodwill	1,875,285
Investments in affiliates	(985,289)
Other assets, net	127,491

Total assets	$3,705,138

Liabilities and stockholders’ equity:
Current liabilities	$372,650
Long-term debt and capital lease obligations	1,895,210
Deferred income tax liabilities	32,979
Other long-term liabilities	591,802
Minority interests in subsidiaries	812,497

Total liabilities and stockholders’ equity	$3,705,138

     On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($78,585,000 at April 20, 2005) in

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. Also on March 23, 2005, Sumitomo contributed additional J:COM shares to Super Media, increasing Sumitomo’s interest in Super Media to 32.40%, and decreasing our company’s interest in Super Media to 67.60%. Sumitomo is obligated to contribute to Super Media all of its remaining equity interest in J:COM during 2005. Sumitomo and our company are generally required to contribute to Super Media any additional shares of J:COM that either party acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. After giving effect to Sumitomo’s additional contribution of J:COM shares to Super Media and the consummation of J:COM’s IPO, including the subsequent exercise of the underwriters’ over-allotment option, Super Media’s ownership interest in J:COM was approximately 54.46%. At April 15, 2005, Sumitomo also held an 8.31% direct interest in J:COM and Microsoft Corporation (Microsoft) held a 14.15% beneficial interest in J:COM.
     In connection with the dilution of our ownership interest that resulted from (i) J:COM’s issuance of common shares in March and April 2005 pursuant to its IPO and (ii) the exercise of stock options, we recorded a $119,304,000 gain, which is reflected as an increase to additional paid-in capital in our accompanying condensed consolidated statement of stockholders’ equity. We provided no income taxes on this gain as we ceased providing income taxes on our outside basis in Super Media/J:COM when we began consolidating these entities on January 1, 2005.
Pro Forma Data
     The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2005 give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable and VTR’s April 13, 2005 acquisition of Metrópolis as if such transactions had been completed as of January 1, 2005. The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2004, give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis, the January 1, 2005 consolidation of Super Media/J:COM and the July 1, 2004 acquisition of Noos (exclusive of the effects of the April 6, 2005 acquisition of the 19.9% minority interest in UPC Broadband France), as if such transactions had been completed as of January 1, 2004. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Six months ended
	June 30,
	2005	2004
	amounts in thousands, except
	per share amounts
Revenue	$2,576,774	$2,179,048
Net loss	$(137,377)	$(197,904)
Basic and diluted loss per share	$(0.58)	$(0.91)
     Other 2005 Acquisitions
     Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 351,111 shares of LGI Series A common stock valued at $14,973,000. We incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
     The Zone Vision Class A shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the LGI Series A common stock that we issued as purchase consideration. The Class B1 shares and the LGI Series A common stock vest through the continuing employment of one or more of such employees over five years at a rate of 5% per quarter. However, the vesting of 40% of the LGI Series A common stock also is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 shares and the shares of LGI Series A common stock are linked to continuing employment, we accounted for these shares as stock-based compensation. At the closing date, we did not record a minority interest in Zone Vision as the Class B1 shares were not then vested.
     Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times EBITDA, as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.
     Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe.
     Chofu — On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, Inc. (Chofu Cable), a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). Following this transaction, J:COM owned an approximate 92% equity interest in Chofu Cable.
     Accounting Treatment of Zone Vision, Telemach and Chofu Acquisitions — We accounted for the Zone Vision and Telemach transactions and J:COM accounted for the Chofu acquisition using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the Zone Vision and Telemach acquisitions, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Zone Vision and Telemach. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. We do not expect these adjustments to be material in relationship to our total assets or operating results. Our results of operations would not have been materially affected if the Zone Vision, Telemach and Chofu acquisitions had occurred at the beginning of either of the respective six month periods ended June 30, 2005 or 2004.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Other 2004 Acquisitions
     Acquisition of Controlling Interest in UGC
     On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders (the Founders) transferred 8.2 million shares of UGC Class B common stock to our company in exchange for 12.6 million shares of Liberty Series A common stock valued, for accounting purposes, at $152,122,000 and a cash payment of $12,857,000. We also incurred $2,970,000 of acquisition costs in connection with this transaction (the UGC Founders Transaction). The UGC Founders Transaction was the last of a number of independent transactions that occurred from 2001 through January 2004 pursuant to which we acquired our controlling interest in UGC.
     We accounted for the acquisition of the controlling interest in UGC as a step acquisition, and allocated our investment basis to our pro rata share of UGC’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders’ shares, our investment basis in UGC had been reduced to zero as a result of the prior recognition of our share of UGC’s losses.
     During 2004, we also purchased an additional 20 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to our company by UGC. The $152,284,000 purchase price for such shares was comprised of (i) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104,462,000 (including accrued interest) and (ii) $47,822,000 in cash. As UGC was one of our consolidated subsidiaries at the time of these purchases, the effect of these purchases was eliminated in consolidation.
     Also, in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC’s Class A, Class B and Class C common stock received 0.28 transferable subscription rights to purchase a like class of common stock for each share of UGC common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.
     PHL
     On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL acquisition is deemed to have occurred on June 1, 2004. Our results of operations would not have been materially affected if the PHL acquisition had occurred at the beginning of either of the respective six month periods ended June 30, 2005 or 2004.
     Dispositions
     EWT Holding GmbH — In January 2005, we sold our indirect 28.7% interest in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($36,284,000) in cash. We received €27,000,000 ($32,656,000) of the sale price in January

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
2005, and we received the remainder in June 2005. We recorded a gain of $28,186,000 in connection with this transaction.
     In March 2005, we completed the sale of a subscription right with respect to Cablevisión S.A. (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40,527,000. For additional information, see note 13.
     In April 2005, we completed the sale of our interests in Torneos y Competencias S.A. (TyC) and Fox Pan American Sports, LLC (FPAS). For additional information, see note 6.
     In June 2005, we sold our 27% interest in The Wireless Group plc for cash proceeds of £20,304,000 ($37,126,000 at the transaction date). We recorded a gain of $17,261,000 in connection with this transaction.
(6) Investments in Affiliates Accounted for Using the Equity Method
     Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

			December 31,
	June 30, 2005		2004
	Percentage	Carrying	Carrying
	ownership	amount	amount
		dollar amounts in thousands
Super Media/J:COM	*	$—	$1,052,468
Jupiter Programming Co., Ltd. (JPC)	50%	270,986	290,224
Telenet Group Holdings N.V. (Telenet)	* *	186,315	232,649
Austar United Communications Ltd. (Austar United)	34%	155,845	19,204
Mediatti Communications, Inc. (Mediatti)	37%	49,176	58,586
Other	Various	170,498	212,511

		$832,820	$1,865,642

*	For information concerning our ownership interest in Super Media and Super Media’s ownership interest in J:COM, see note 5.

**	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The following table reflects our share of earnings (losses) of affiliates including any charges for other-than-temporary declines in value:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	amounts in thousands
Super Media/J:COM	$—	$16,618	$—	$33,032
JPC	7,948	4,747	16,560	8,078
Telenet	(5,931)	—	(11,870)	—
Austar United	2,853	(69)	5,124	(1,677)
Mediatti	(1,105)	(801)	(5,193)	(1,668)
TyC	—	18	(18,468)	1,901
Other	752	2,242	(2,960)	(821)

	$4,517	$22,755	$(16,807)	$38,845

     Super Media/J:COM
     Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. As a result of a February 2005 change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. For additional information, see note 5.
     Summarized financial information of J:COM for the periods in which we used the equity method to account for J:COM is as follows (amounts in thousands):

December 31,
2004
Financial Position
Investments	$65,178
Property and equipment, net	2,441,196
Intangible and other assets, net	1,783,162

Total assets	$4,289,536

Debt	$2,260,805
Other liabilities	677,595
Owners’ equity	1,351,136

Total liabilities and owners’ equity	$4,289,536

Six months
ended
June 30, 2004
Results of Operations
Revenue	$723,414
Operating, selling, general and administrative expenses	(436,742)
Stock compensation expense	(450)
Depreciation and amortization	(172,825)

Operating income	113,397
Interest expense, net	(34,071)
Other, net	(6,442)

Net earnings	$72,884

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Telenet
     On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired LMI’s wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the InvestCos) and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the InvestCo debt security. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet, and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 18.99% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the stock of Telenet, including the stock held by the InvestCos. As further described in note 14, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.
     Austar United
     We own an approximate 34% interest in Austar United, a pay-TV provider in Australia. The increase in the carrying value of our investment from December 31, 2004 to June 30, 2005 is due to the application of purchase accounting in connection with the LGI Combination.
     Disposition of Interests in TyC and FPAS
     On April 29, 2005, we sold our entire equity interest in FPAS, and a $4 million convertible subordinated note issued by FPAS, to another unaffiliated member of FPAS for a cash purchase price of $5,000,000. In addition, our majority owned subsidiary, Liberty Programming Argentina, LLC (LPA LLC), sold its entire equity interest in TyC to an unrelated entity for total consideration of $20,940,000, consisting of $13,000,000 in cash and a $7,940,000 secured promissory note issued by FPAS and assigned to our company by the purchaser. The owner of the minority interest in LPA LLC received approximately $3,625,000 of the total consideration received in connection with the sale of TyC upon the redemption of such interest. At March 31, 2005, we considered our investments in TyC and FPAS to be held for sale. As a result, we included cumulative foreign currency translation losses of $85,984,000 in the carrying value of our investment in TyC for purposes of our March 31, 2005 impairment assessment. As a result of this analysis, we recorded a $25,389,000 impairment charge during the three months ended March 31, 2005 to write-off the full amount of our investment in the equity of TyC at March 31, 2005. This impairment charge is included in share of earnings (losses) of affiliates, net in the accompanying condensed consolidated statement of operations. In the second quarter of 2005, we recognized an additional pre-tax loss of $62,678,000 in connection with the April 29, 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(7) Derivative Instruments
     The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	June 30,	December 31,
	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$68,895	$(23,264)
CCC put right	(12,992)	—
J:COM derivatives	(2,583)	—
Foreign exchange contracts	1,693	(5,257)
Embedded derivatives (1)	(617)	(48)
Variable forward transaction (News Corp. Class A common stock)	—	(3,305)
Call agreements on LGI Series A common stock	—	49,218
Total return debt swaps	—	23,731

Total(1)	54,396	41,075

Current asset	2,522	73,507
Current liability	(3,134)	(14,636)
Long-term asset	113,049	2,568
Long-term liability	(58,041)	(20,364)

Total(1)	$54,396	$41,075

(1)	Excludes embedded derivative component of the UGC Convertible Notes as amount is presented in long-term debt and capital lease obligations in the accompanying condensed consolidated balance sheet. See note 9.
     Realized and unrealized gains on derivative instruments are comprised of the following amounts:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$75,627	$6,351	$95,807	$2,326
Embedded derivatives (1)	(7,552)	60,360	47,607	60,360
Foreign exchange contracts	2,456	15,692	9,502	6,216
CCC put right	(1,237)	—	(1,237)	—
Variable forward transaction (News Corp. Class A common stock)	7	6,168	4,954	6,168
Other	—	(155)	(1,464)	315

	$69,301	$88,416	$155,169	$75,385

(1)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes. See note 9.
     With the exception of J:COM’s interest rate swaps, none of our derivative instruments have been designated as hedges.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     UPC Broadband Holding Cross-currency and Interest Rate Swaps and Caps
     Cross-Currency Swaps — In June 2003, UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC, entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped to euros at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR (London Inter Bank Offer Rate) interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C of the UPC Broadband Holding Bank Facility (see note 9) in December 2004, UPC Broadband Holding paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remaining notional amount of $176,020,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Holding Bank Facility in March 2005, when this swap was terminated.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in December 2004, UPC Broadband Holding entered into a seven year cross-currency and interest rate swap pursuant to which a notional amount of $525 million was swapped to euros at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of U.S. dollar LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in March 2005, UPC Broadband Holding entered into a seven and a half year cross-currency and interest rate swap pursuant to which a notional amount of $1.250 billion was swapped to euros at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into a fixed rate (including margin) of 6.06%.
     Interest Rate Swaps — In March 2005, UPC Broadband Holding: (i) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion ($1,209 million) was swapped into a fixed interest rate (excluding margin) of 3.28% from July 2005 until April 2010; (ii) entered into an interest rate swap pursuant to which a notional amount of €525 million ($635 million) was swapped into a fixed interest rate (excluding margin) of 2.26% from April through December 2005; and (iii) entered into an interest rate swap pursuant to which a notional amount of €550 million ($665 million) was swapped into a fixed interest rate (excluding margin) of 2.3% from July through December 2005.
     In June 2005 UPC Broadband Holding entered into an interest rate swap pursuant to which a notional amount of €500 million ($605 million) was swapped into a fixed rate (excluding margin) of 2.96% from January 2006 through October 2012.
     Interest Rate Caps — During the first and second quarter of 2004, UPC Broadband Holding purchased interest rate caps for a total cost of $21,442,000 capping the variable interest rate excluding margin at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totalling €2.4 billion ($2,903 million) to €2.6 billion ($3,145 million) for 2005 and €1 billion ($1,209 million) to €1.5 billion ($1,814 million) for 2006.
     In March 2005 UPC Broadband Holding purchased interest rate caps that capped the variable EURIBOR interest rate excluding margin at 3.5% on a notional amount of €750.0 million ($907 million) for 2007.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     CCC Put Right
     In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to CCC. For additional information, see note 5.
     J:COM Derivatives
     Foreign Currency Forward Contracts — J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of June 30, 2005 such forward contracts had an aggregate notional amount of ¥2,615 million ($24 million), and expire on various dates through December 2005. Accordingly, changes in the fair value of these contracts are recorded in operations. The fair value of these contracts at June 30, 2005 was not material.
     Interest Rate Swaps and Caps — At June 30, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥45 billion ($406 million). These swap agreements, which expire on various dates through 2009, effectively fix the TIBOR (Tokyo Interbank Offered Rate) component of the variable interest rates on borrowings pursuant to J:COM’s Senior Facility (see note 9). The fixed TIBOR rates to be paid by J:COM pursuant to these swap agreements range from 0.52% to 0.70%. J:COM accounts for these derivative instruments as cash flow hedging instruments. Derivative instruments that are accounted for as cash flow hedging instruments are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net. The fair value of these swap agreements at June 30, 2005 was not material.
     In January 2005, J:COM settled interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion ($216 million). The loss recognized in operations during the six months ended June 30, 2005 in connection with the settlement of these swap and cap agreements was not material.
     Foreign Exchange Contracts
     In order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our consolidated investment in Super Media/J:COM, we have entered into collar agreements with a notional amount of ¥20 billion ($180 million). As of June 30, 2005, these collar agreements had a weighted average remaining term of less than one month, an average call price of ¥105/U.S. dollar and an average put price of ¥110/U.S. dollar.
     Embedded Derivatives
     The most significant embedded derivative is the equity derivative that is embedded in the UGC Convertible Notes. For additional information, see note 9.
     Variable Forward Transaction
     Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. On April 7, 2005, we terminated the variable forward transaction with respect to the remaining 5,500,000 shares and received cash proceeds of $1,650,000.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Call Agreements on LGI Series A common stock
     During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LGI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005.
     Total Return Debt Swaps
     At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of UPC Broadband Holding, and (ii) public debt of Cablevisión. During the first quarter of 2005, we received cash proceeds of $21,952,000 upon termination of these total return swaps.
(8) Long-Lived Assets
     Property and equipment, net
     The details of property and equipment and the related accumulated depreciation are set forth below:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Cable distribution systems	$7,092,356	$4,393,841
Support capital and other	1,053,642	910,067

	8,145,998	5,303,908
Accumulated depreciation	(1,184,540)	(1,000,809)

Property and equipment, net	$6,961,458	$4,303,099

     Depreciation expense related to our property and equipment was $320,643,000 and $205,878,000 for the three months ended June 30, 2005 and 2004, respectively, and $626,839,000 and $411,361,000 for the six months ended June 30, 2005 and 2004, respectively.
     At June 30, 2005 and December 31, 2004, the amount of property and equipment, net, and other assets, net, recorded under capital leases was $328,785,000 and $35,429,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
     During the six months ended June 30, 2005, we recorded $71,414,000 of non-cash increases to our property and equipment as a result of assets acquired under capital lease arrangements. Most of these lease arrangements were entered into by J:COM.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Goodwill
     Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

				Release of
				pre-
				acquisition	Foreign
				valuation	currency
	January 1,	LGI	Other	allowance	translation	June 30,
	2005	Combination	acquisitions	and other	adjustments	2005
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$823,496	$610,064	$—	$(1,634)	$(93,015)	$1,338,911
France	6,494	176,705	26,795	(114)	(2,300)	207,580
Austria	545,214	166,146	—	(2,109)	(61,524)	647,727
Other Western Europe	282,048	187,258	280,533	(1,267)	(54,958)	693,614

Total Western Europe	1,657,252	1,140,173	307,328	(5,124)	(211,797)	2,887,832

Hungary	192,984	175,857	—	(380)	(22,000)	346,461
Other Central and Eastern Europe	121,383	94,119	69,543	(4,140)	(5,834)	275,071

Total Central and Eastern Europe	314,367	269,976	69,543	(4,520)	(27,834)	621,532

Total Europe (UPC Broadband)	1,971,619	1,410,149	376,871	(9,644)	(239,631)	3,509,364

Japan (J:COM) (1)	2,077,861	—	37,792	(16,974)	(106,507)	1,992,172

Chile (VTR)	199,086	148,321	226,941	(1,470)	(3,842)	569,036

Corporate and Other	293,998	127,181	26,695	(3,449)	(1,914)	442,511

Total LGI (1)	$4,542,564	$1,685,651	$668,299	$(31,537)	$(351,894)	$6,513,083

(1)	The January 1, 2005 balance for J:COM includes $1,875,285,000 that is associated with the January 1, 2005 consolidation of Super Media/J:COM. See note 5.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     Intangible assets subject to amortization
     The details of our intangible assets that are subject to amortization are set forth below:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Gross carrying amount
Customer relationships	$634,442	$426,213
Other	40,378	31,420

	$674,820	$457,633

Accumulated amortization
Customer relationships	$(1,724)	$(69,038)
Other	(3,474)	(5,996)

	$(5,198)	$(75,034)

Net carrying amount
Customer relationships	$632,718	$357,175
Other	36,904	25,424

	$669,622	$382,599

     Amortization of intangible assets with finite useful lives was $25,182,000 and $15,619,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization of intangible assets with finite useful lives was $46,577,000 and $31,648,000 for the six months ended June 30, 2005 and 2004, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

Six months ended December 31, 2005	$62,958
Year ended December 31, 2006	117,689
Year ended December 31, 2007	114,612
Year ended December 31, 2008	110,800
Year ended December 31, 2009	92,619
Thereafter	170,944

Total	$669,622

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(9) Debt and Capital Lease Obligations
     The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt:
UPC Broadband Holding Bank Facility	$3,819,026	$3,927,830
J:COM Senior Facility	1,159,144	—
UGC Convertible Notes	580,933	655,809
VTR Bank Facility	155,745	97,941
Other debt:
J:COM	175,497	—
Other subsidiaries	253,053	262,812

Total debt	6,143,398	4,944,392

Capital lease obligations:
J:COM	306,853	—
Other subsidiaries	42,152	48,354

Total capital lease obligations	349,005	48,354

Total debt and capital lease obligations	6,492,403	4,992,746
Current maturities	(215,988)	(36,827)

Total long-term debt and capital lease obligations	$6,276,415	$4,955,919

     UPC Broadband Holding Bank Facility
     The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility, originally executed in October 2000 and amended from time to time, is secured by a pledge over the shares of UPC Broadband Holdings and the shares of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding B.V., the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding B.V. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.
     The agreement also restricts UPC Broadband Holding from transferring funds to its parent company (and indirectly to LGI) through loans, advances or dividends. If a change of control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may cancel each Facility and demand full payment. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) senior debt to annualized EBITDA (as defined in the UPC Broadband Holding Bank Facility), (ii) EBITDA to total cash interest, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt to annualized EBITDA.
     On March 8, 2005, the UPC Broadband Holding Bank Facility was amended to permit indebtedness under: (i) a new €1,000 million term loan facility (Facility G) maturing in full on April 1, 2010; (ii) a new term loan facility (Facility H) maturing in full on September 30, 2012, of which €550 million is denominated in euros and $1,250 million is denominated in U.S. dollars (although the U.S. dollar portion of Facility H has been swapped into euros through a 7.5 year cross-currency swap); and (iii) a €500 million redrawable term loan (Facility I)

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
maturing in full on April 1, 2010. In connection with this amendment, €166.8 million of the existing revolving credit facility (Facility A) was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate borrowing capacity of €1,000 million under Facilities A and I can be used to fund acquisitions and for general corporate purposes, subject to compliance with applicable covenants, as further described in note 2 to the following table.
     The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility are as follows:

				December 31,
		June 30, 2005		2004
	Denomination		Outstanding	Outstanding
Facility	Currency	Interest rate (3)	principal amount	principal amount
			amounts in thousands
A(1)(2)	Euro	EURIBOR + 2.75%	$—	$—
B	Euro	—	—	1,581,927
C1	Euro	—	—	60,464
C2	USD	—	—	176,020
E	Euro	—	—	1,393,501
F1(1)	Euro	EURIBOR + 4.00%	169,328	190,918
F2(1)	USD	LIBOR + 3.50%	525,000	525,000
G (1)	Euro	EURIBOR + 2.50%	1,209,482	—
H1(1)	Euro	EURIBOR + 2.75%	665,216	—
H2(1)	USD	LIBOR + 2.75%	1,250,000	—
I(1)(2)	Euro	EURIBOR + 2.50%	—	—

Total			$3,819,026	$3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility and Facility I is a redrawable term loan facility, and each provides up to €500 million ($604.7 million) of borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the most recent covenant compliance calculations submitted to the lenders, the aggregate amount that was available for borrowing under these Facilities at June 30, 2005 was approximately €533 million ($644.7 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UPC Broadband Holding to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility), through acquisitions or otherwise, or reduce its senior debt. Facility A provides for an annual commitment fee of 0.5%, and Facility I provides for an annual commitment fee of 0.75%, of the unused portion of each Facility.

(3)	As of June 30, 2005, six month EURIBOR and LIBOR rates were approximately 2.1% and 3.7%, respectively. Excluding the effects of interest exchange agreements, the weighted-average interest rate on all Facilities at June 30, 2005 was approximately 5.7%.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     J:COM Senior Facility
     On December 15, 2004, J:COM entered into a ¥175 billion ($1,578 million) senior syndicated facility (J:COM Senior Facility) which consists of a ¥130 billion ($1,172 million) term loan facility (J:COM Term Loan Facility), a ¥20 billion ($180 million) revolving facility (J:COM Revolving Facility) and a ¥25 billion ($225 million) guarantee facility (J:COM Guarantee Facility). Concurrently J:COM entered into a ¥50 billion ($451 million) subordinated syndicated loan facility (J:COM Mezzanine Facility). On December 21, 2004, J:COM made full drawdowns from each of the J:COM Term Loan Facility and the J:COM Mezzanine Facility. Subsequent to the completion of J:COM’s IPO in March 2005, the J:COM Mezzanine Facility was repaid in full. The J:COM Mezzanine Facility is not available for future borrowings. At June 30, 2005, the aggregate amount outstanding pursuant to the J:COM Term Loan Facility was approximately ¥129 billion ($1,159,144,000).
     The J:COM Term Loan Facility consists of a five year ¥90 billion ($811 million) Tranche A Term Loan Facility (J:COM Tranche A Facility) and a seven year ¥40 billion ($361 million) Tranche B Term Loan Facility (J:COM Tranche B Facility). Final maturity dates of the J:COM Tranche A Facility and J:COM Tranche B Facility are December 31, 2009 and December 31, 2011, respectively. Loan repayment of the J:COM Tranche A Facility and the J:COM Tranche B Facility commence on September 30, 2005 and June 30, 2009, respectively, each based on a defined rate reduction each quarter thereafter until maturity.
     The J:COM Revolving Facility will be available for drawdown until one month prior to its final maturity of December 31, 2009. At June 30, 2005, J:COM had ¥20 billion ($180 million) of borrowing availability pursuant to the J:COM Revolving Facility. A commitment fee of 0.50% per annum is payable on the unused available J:COM Revolving Facility during its availability period.
     The J:COM Guarantee Facility provides for seven years of bank guarantees on loans to J:COM and one of its equity affiliates from the Development Bank of Japan. The principal amount of the Development Bank of Japan loans that was guaranteed by the J:COM Guarantee Facility was approximately ¥20 billion ($180 million). Under the terms of the J:COM Guarantee Facility, J:COM pays fees ranging from 0.50% to 3.00% per annum (1.00% per annum at June 30, 2005), depending on the leverage ratio, as defined, of this guaranteed principal amount. The J:COM Guarantee Facility commitment reduces gradually according to the amount and schedule as defined in the J:COM Senior Facility agreement until final maturity at December 31, 2011. As of June 30, 2005 the guarantee commitment was ¥23.8 billion ($215 million). Such guarantee commitment will be further reduced to ¥23.1 billion ($208 million) by December 2005; ¥21.6 billion ($195 million) by December 2006; ¥20.0 billion ($180 million) by December 2007; ¥18.6 billion ($168 million) by December 2008; ¥17.2 billion ($155 million) by December 2009; ¥15.8 billion ($142 million) by December 2010; and to ¥13.2 billion ($119 million) by December 2011. A commitment fee of 0.50% per annum is payable on the unused available J:COM Guarantee Facility (¥3.8 billion or $34 million at June 30, 2005).
     Interest on the J:COM Tranche A Facility, J:COM Tranche B Facility and the J:COM Revolving Facility is based on TIBOR, as defined in the agreement, plus the applicable margin. Each facility’s applicable margin is based upon a leverage ratio of Senior Debt to EBITDA, as such terms are defined in the J:COM Senior Facility agreement. Depending on the leverage ratio, as defined, the margin on the J:COM Tranche A Facility and the J:COM Revolving Facility will range from 1.00% to 1.50% per annum and the margin on the J:COM Tranche B Facility will range from 1.35% to 2.00% per annum.
     As of June 30, 2005, the interest rate for the amounts outstanding under the J:COM Tranche A Facility and J:COM Tranche B Facility was 1.6% and 1.9% respectively.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The J:COM Senior Facility contains requirements to make mandatory prepayments under certain circumstances and requires compliance with various financial covenants, such as Maximum Senior Debt to EBITDA Ratio, Maximum Senior Debt to Combined Total Capital Ratio, Minimum Debt Service Coverage Ratio and Minimum Interest Coverage Ratio, as such terms are defined in the J:COM Senior Facility agreement. In addition, the J:COM Senior Facility contains certain limitations or prohibitions on additional indebtedness and requires J:COM to maintain interest hedging agreements on at least 50% of the outstanding amounts under the J:COM Tranche A Facility.
     The capital stock of J:COM subsidiaries, trademark and franchise rights held by J:COM and substantially all equipment held by J:COM’s subsidiaries were pledged to secure the loans from the Development Bank of Japan (see Other Debt below) and the J:COM Senior Facility.
     UGC Convertible Notes
     On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1-3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock at a conversion price of €45.2719 per share, which was equivalent to a conversion price of $55.68 per share and a conversion rate of 22.09 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of the LGI Series A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) UGC has called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both LGI Series A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt host contract	$434,586	$462,164
Embedded equity derivative	146,347	193,645

	$580,933	$655,809

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     VTR Bank Facility
     VTR has a Chilean peso-denominated six-year amortizing term senior secured credit facility (as amended, the VTR Bank Facility) totaling ChP90.1045 billion ($155,745,000) as of June 30, 2005. Principal payments are due quarterly commencing June 17, 2006 with final maturity on December 17, 2010. The VTR Bank Facility bears interest at a variable interest rate published by the Chilean Superintendence of Banks and Financial Institutions, plus a margin of 1.15%, subject to change depending solely on VTR’s debt to EBITDA (as defined in the VTR Bank Facility) ratio. The interest rate on the VTR Bank Facility was 5.83% as of June 30, 2005. Subsequent to June 30, 2005, VTR used ChP14.7238 billion ($25,456,000 at the transaction date) of additional borrowings under the VTR Bank Facility, together with existing cash, to repay a $26 million promissory note to a third party that was due on July 3, 2005. Other than the amount borrowed in July 2005 to repay the promissory note, the VTR Bank Facility did not provide for any additional borrowing availability at June 30, 2005.
     The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to us (see note 5) and to future unsecured or subordinated indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of a ratio of EBITDA to interest expenditure ratio; (v) maintenance of a total debt to EBITDA ratio; (vi) maintenance of specified levels of EBITDA for four consecutive quarters; (vii) maintenance of an available cash to debt service ratio; and (viii) maintenance of a total liabilities to total shareholders’ equity ratio. The credit agreement allows for the distribution by VTR of certain restricted payments to its shareholders, as long as no default exists under the facility before or after giving effect to the distribution and VTR maintains certain minimum levels of cash, post distribution.
     Other Debt
     Other debt includes yen denominated debt of J:COM with a U.S. dollar equivalent of $175,497,000 at June 30, 2005, which debt consists primarily of loans from the Development Bank of Japan. These loans have been made available to telecommunication companies operating in specific local areas. Certain of these borrowings are non-interest bearing while others bear interest at rates up to 6.8%. The maturity dates of these borrowings range from 2005 to 2019. As discussed above, the capital stock of J:COM subsidiaries, trademark and franchise rights held by J:COM and substantially all equipment held by J:COM’s subsidiaries were pledged to secure the loans from the Development Bank of Japan (see below) and the J:COM Senior Facility.
     Other debt also includes our Puerto Rico subsidiary’s outstanding borrowings of $127,500,000 at June 30, 2005, pursuant to a $140 million secured bank facility, securities issued by the InvestCos, our consolidated subsidiaries that own a direct investment in Telenet, and other debt of our subsidiaries. Amounts outstanding under the Puerto Rico secured bank facility bear interest at variable rates (5% at June 30, 2005). As the securities issued by the InvestCos are mandatorily redeemable on March 30, 2050, or upon an IPO of Telenet or the occurrence of certain other events, we have classified the fair value of these securities that are held by third parties ($66,824,000 at June 30, 2005) as debt. For additional information concerning Telenet, see note 6.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Maturities of Debt and Capital Lease Obligations
     Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Six months ended December 31, 2005	$70,190
Year ended December 31, 2006	139,670
Year ended December 31, 2007	224,469
Year ended December 31, 2008	324,439
Year ended December 31, 2009	439,219
Thereafter	4,969,219

Total debt maturities	6,167,206
Unamortized discount on UGC Convertible Notes, net of fair value of embedded equity derivative	(23,808)

Total debt	$6,143,398

Current portion	$125,258

Noncurrent portion	$6,018,140

     Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in thousands):

Six months ended December 31, 2005	$55,035
Year ended December 31, 2006	93,683
Year ended December 31, 2007	72,574
Year ended December 31, 2008	56,111
Year ended December 31, 2009	43,955
Thereafter	66,814

388,172

Less: amount representing interest	(39,167)

Present value of net minimum lease payments	$349,005

Current portion	$90,730

Noncurrent portion	$258,275

(10) Deferred Revenue
     J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers suffering from poor reception of broadcast television signals caused by artificial obstacles. J:COM and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them during the agreement period. Under these agreements, J:COM and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the agreement periods, which are generally 20 years. At June 30, 2005, the deferred revenue under these arrangements was ¥42,573 million ($383,817,000). We have included this deferred revenue in other long-term liabilities in our condensed consolidated balance sheet. During the three and six months ended June 30, 2005, J-COM recognized revenue under these arrangements totaling ¥821 million ($7,640,000 at the average exchange rate for the period) and ¥1,639 million ($15,493,000 at the average exchange rate for the period), respectively.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(11) Stockholders’ Equity
     Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. At June 30, 2005, there were 5,252,035 shares of LGI Series A common stock and 3,066,716 shares of LGI Series B common stock reserved for issuance pursuant to outstanding stock options, 5,919,909 shares of LGI Series A common stock reserved for issuance pursuant to outstanding stock appreciation rights and 11,044,375 shares of LGI Series A common stock reserved for issuance upon conversion of the UGC Convertible Notes. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued (7,264,300 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).
     Of the total SARs outstanding as of June 30, 2005, a total of 2,266,800 represent capped SARs, where the holder will only receive the difference between $13.32 and the lesser of $21.21 or the market price of our Series A common stock on the date of exercise.
(12) Related Party Transactions
     UGC’s related party revenue during the three and six months ended June 30, 2005 was $1,753,000 and $3,523,000, respectively, which consisted primarily of management, advisory and license fees, call center charges and fees for uplink services charged to its equity method affiliates. UGC’s related party operating expenses during the three and six months ended June 30, 2005 were $3,747,000 and $9,938,000, respectively, which consisted primarily of programming costs and interconnect fees charged by its equity method affiliates.
     J:COM provides programming, construction, management and distribution services to its equity method affiliates. In addition, J:COM sells construction materials to such affiliates. The revenue from affiliates for such services provided and the related materials sold amounted to ¥1,209 million ($11,251,000 at the average exchange rate in effect for the period) and ¥2,477 million ($23,414,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively.
     J:COM purchases certain cable television programming from JPC. Such purchases amounted to ¥1,170 million ($10,888,000 at the average exchange rate in effect for the period) and ¥2,178 million ($20,588,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively, and are included in operating costs in the accompanying condensed consolidated statements of operations.
     J:COM pays monthly fees to a certain affiliate for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM from its customers. Payments made to the affiliate under these arrangements amounted to ¥969 million ($9,017,000 at the average exchange rate in effect for the period) and ¥1,774 million ($16,769,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively, and are included in operating costs in the accompanying condensed consolidated statements of operations.
     J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. The service fees paid to Sumitomo amounted to ¥381 million ($3,546,000 at the average exchange rate in effect for the period) and ¥457 million ($4,320,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively. These amounts are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     J:COM leases, primarily in the form of capital leases, customer premise equipment, various office equipment and vehicles from two Sumitomo subsidiaries and an affiliate of Sumitomo. Such purchases amounted to ¥4,341 million ($40,396,000 at the average exchange rate in effect for the period) and ¥7,397 million ($69,922,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively. Interest expense related to assets leased from these Sumitomo entities amounted to ¥258 million ($2,401,000 at the average exchange rate in effect for the period) and ¥509 million ($4,811,000 at the average exchange rate in effect for the period) during the three and six months ended June 30, 2005, respectively.
     As discussed in more detail in note 5, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.
     During the three and six months ended June 30, 2005 and 2004, we recognized interest income from equity method affiliates (including J:COM in 2004) and other related parties. Such interest income aggregated $570,000 and $2,876,000 during the three months ended June 30, 2005 and 2004, respectively, and $1,022,000 and $5,681,000 during the six months ended June 30, 2005 and 2004, respectively. In addition, UGC recognized related party interest expense of $1,715,000 and $2,173,000 during the three and six months ended June 30, 2005, respectively.
     Prior to the LGI Combination, Liberty may have been deemed to be an affiliate of LMI by virtue of John C. Malone’s voting power in Liberty and LMI, as well as his positions as Chairman of the Board of Liberty and Chairman of the Board, Chief Executive Officer and President of LMI, and the fact that six of LMI’s eight directors were also directors of Liberty. As a result of (i) the dilution of Mr. Malone’s voting power and (ii) a reduction in the number of common directors between LGI and Liberty that has occurred in connection with the LGI Combination, we believe that Liberty is not currently an affiliate of our company.
     J:COM receives commission revenue from a subsidiary of Liberty in connection with J:COM’s carriage of a Liberty subsidiary’s programming service. During the three and six months ended June 30, 2005, such commission revenue aggregated ¥352 million ($3,276,000 at the average exchange rate in effect for the period) and ¥493 million ($4,660,000 at the average exchange rate in effect for the period), respectively.
     Our Puerto Rico subsidiary purchases programming services from subsidiaries of Liberty. The charges for such programming services aggregated $581,000 and $500,000 during the three months ended June 30, 2005 and 2004, respectively, and $1,095,000 and $894,000 during the six months ended June 30, 2005 and 2004, respectively. Such charges are included in operating expenses in the accompanying condensed consolidated statements of operations.
     Pursuant to agreements between our company and Liberty, Liberty provides us with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. Our company and Liberty also share the costs of Liberty’s flight department and the costs of maintaining and operating two jointly owned aircraft, in which we hold 25% ownership interests. Amounts charged to us by Liberty pursuant to these agreements aggregated $628,000 and $1,254,000 during the three and six months ended June 30, 2005, respectively, and are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(13) Transactions with Officers and Directors
     VLG Acquisition Corp.
     Prior to March 2, 2005, Liberty owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owns a 50% interest in Cablevisión, the largest cable television company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. An executive officer of our company and a then officer of LMI were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).
     On November 2, 2004, a subsidiary of our company, Liberty, VLG Acquisition and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40,527,000 of such proceeds would be allocated to our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We recognized a gain of $40,527,000 during the three months ended March 31, 2005 in connection with the closing of this transaction.
     As a result of the foregoing transactions, the executive officer of our company and the then officer of LMI who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(14) Commitments and Contingencies
     Commitments
     In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, unfunded noncontributory defined benefit severance and retirement plans of J:COM, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of June 30, 2005, the U.S. dollar equivalents (based on June 30, 2005 exchange rates) of such commitments are as follows:

	Payments due during:
	Six months
	ended	Years ended December 31,__
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
		amounts in thousands
Operating leases	$57,944	$96,605	$87,059	$65,559	$54,781	$167,995	$529,943
Programming and other purchase obligations	99,964	49,341	27,966	21,999	10,054	18,056	227,380
Other commitments	67,380	13,180	10,522	8,315	8,095	29,172	136,664

	$225,288	$159,126	$125,547	$95,873	$72,930	$215,223	$893,987

     Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us.
     Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, and perform network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications. Other commitments also include J:COM’s commitments pursuant to unfunded noncontributory defined benefit severance and retirement plans.
     In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.
     Contingent Obligations
     During 2004, we completed three transactions that resulted in the acquisition of an equity method investment in Mediatti through our consolidated subsidiary, Liberty Japan MC, LLC, (Liberty Japan MC). Olympus Mediacom L.P. (Olympus), another shareholder of Mediatti, has a

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
     Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6.
     As further described in note 5, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has a corresponding call right.
     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price. We have reflected the $12,992,000 fair value of this put obligation at June 30, 2005 in other long-term liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 5.
     Guarantees and Other Credit Enhancements
     At June 30, 2005, Liberty guaranteed ¥4,466 million ($40,263,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2019. In connection with the spin off, we agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
     In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.
     Legal Proceedings and Other Contingencies
     Cignal — On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, the former Cignal shareholders filed an appeal against the district court decision.
     Class Action Lawsuits Relating to the LGI Combination. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. On May 5, 2005, the plaintiffs filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
     Netherlands Rate Increases — The Dutch competition authority (NMA) is currently investigating the price increases that UPC Nederland B.V. (UPC NL), a subsidiary of UPC Broadband Holding, made with respect to its analog video services in 2003 and 2004 (which increased prices were continued in 2005) to determine whether it abused a dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of UPC NL’s revenue from video services in The Netherlands for the relevant years and UPC NL could be obliged to reconsider the price increases. It is not clear when the NMA will render its decision.
     Historically, in many parts of The Netherlands, UPC NL is a party to contracts with local municipalities that seek to control aspects of its Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted UPC NL’s attempts to move away from the contracts.
     Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives and an additional nineteenth retail market for receipt of broadcast transmission signals to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. On May 19, 2005, OPTA published a draft decision that UPC NL has significant market power on the wholesale market for transmission of broadcast signals and on the retail market for receipt of broadcast signals in The Netherlands. Consequently, with respect to the wholesale market, OPTA is considering imposing an obligation on UPC NL to allow network access to content providers and packagers who are seeking to distribute content on UPC NL’s network that is not already part of UPC NL’s own basic tier television offering. This access must be offered at cost oriented prices regulated by OPTA. Furthermore UPC NL would be obliged to grant program providers access to its basic tier offering in certain circumstances. These access obligations would not apply to third parties who have an alternative infrastructure or want to (i) duplicate existing programming packages or (ii) unbundle the network from the basic analog service.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     With respect to the retail market for receipt of broadcast signals, OPTA is considering introducing an obligation for UPC NL to charge cost oriented subscription fees for its basic tier television offering, with prices to be regulated by OPTA. Furthermore UPC NL would be required to indicate to its customers which part of the subscription fees relates to network costs and which part relates to programming costs. OPTA has indicated its intention to impose a restriction on subscription rate increases (except for increases tied to consumer price index increases) pending completion of its review of existing rates charged by cable operators.
     UPC NL has disputed these findings in the ongoing consultation process and intends to continue to do so if OPTA were to maintain its position in the final decision which is expected to be taken at the end of 2005 or the beginning of 2006 following notification to the European Commission.
     Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
     In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(15) Segment Reporting
     We own a variety of international subsidiaries and investments that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where our investment or share of operating cash flow represents 10% or more of our total assets or operating cash flow, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.
     Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
     For the three and six months ended June 30, 2005, we have identified the following consolidated operating segments as our reportable segments:
•	Europe (UPC Broadband)
·  The Netherlands
·  France
·  Austria
·  Other Western Europe
·  Hungary
·  Other Central and Eastern Europe
•	Japan (J:COM)

•	Chile (VTR)

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     All of the reportable segments set forth above provide broadband communications services. The UPC Broadband operating segments provide video, voice and Internet access services in 13 European countries. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia.
     J:COM provides video, voice and Internet access services in Japan. Prior to the December 28, 2004 transaction in which our 45.45% ownership interest in J:COM and a 19.78% interest in J:COM owned by Sumitomo were combined in Super Media, we accounted for J:COM using the equity method of accounting. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004. At December 31, 2004, we accounted for our 69.68% interest in Super Media using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. At June 30, 2005, we owned a 67.60% controlling ownership interest in Super Media and Super Media owned a 54.45% controlling interest in J:COM. For additional information concerning Super Media and J:COM, see notes 5 and 6.
     VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.
     Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for UPC Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to UPC Broadband, together with the day-to-day management of the broadband Internet access business, we began reporting chello broadband as a component of UPC Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within UPC Broadband and that UPC Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the three and six months ended June 30, 2004 has been restated to reflect the above-described changes.
     Performance Measures of Our Reportable Segments
     The amounts presented below represent 100% of each business’ revenue and operating cash flow. These amounts are combined and are then adjusted to remove the amounts related to J:COM for the 2004 period to arrive at the reported consolidated amounts. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

	Revenue		Operating Cash Flow
	Three months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands

Europe (UPC Broadband)
The Netherlands	$195,535	$172,568	$85,344	$86,129
France	128,285	30,982	21,265	1,470
Austria	81,744	75,929	34,899	30,493
Other Western Europe	114,216	65,373	41,832	23,364

Total Western Europe	519,780	344,852	183,340	141,456

Hungary	71,086	51,726	27,251	19,956
Other Central and Eastern Europe	84,723	59,621	34,547	23,224

Total Central and Eastern Europe	155,809	111,347	61,798	43,180

Total Europe (UPC Broadband)	675,589	456,199	245,138	184,636

Japan (J:COM)	412,898	364,047	147,175	145,144

Chile (VTR)	109,213	69,758	35,283	23,987

Corporate and other (1)	96,708	65,094	856	(11,840)
Intersegment eliminations (2)	(18,136)	(10,642)	—	—
Elimination of equity affiliate (J:COM)	—	(364,047)	—	(145,144)

Total consolidated LGI	$1,276,272	$580,409	$428,452	$196,783

(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

(2)	Primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

	Revenue		Operating Cash Flow
	Six months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$399,997	$348,239	$190,674	$177,181
France	260,188	62,202	46,407	4,084
Austria	166,761	152,218	71,104	62,051
Other Western Europe	204,211	122,172	74,261	44,897

Total Western Europe	1,031,157	684,831	382,446	288,213

Hungary	143,330	102,384	55,782	40,133
Other Central and Eastern Europe	168,592	117,130	70,062	46,006

Total Central and Eastern Europe	311,922	219,514	125,844	86,139

Total Europe (UPC Broadband)	1,343,079	904,345	508,290	374,352

Japan (J:COM)	819,035	723,414	315,587	286,672

Chile (VTR)	194,102	141,441	65,958	49,017

Corporate and other (1)	191,323	133,121	(12,508)	(21,158)
Intersegment eliminations (2)	(36,017)	(22,298)	—	—
Elimination of equity affiliate (J:COM)	—	(723,414)	—	(286,672)

Total consolidated LGI	$2,511,522	$1,156,609	$877,327	$402,211

(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

(2)	Primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Total Assets of Our Reportable Segments
     The total assets of our reportable segments are set forth below:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$2,688,727	$2,024,365
France	1,216,779	1,198,372
Austria	1,052,439	827,506
Other Western Europe	1,174,620	776,019

Total Western Europe	6,132,565	4,826,262

Hungary	718,704	532,961
Other Central and Eastern Europe	1,082,754	523,781

Total Central and Eastern Europe.	1,801,458	1,056,742

Total Europe (UPC Broadband)	7,934,023	5,883,004

Japan (J:COM)	4,444,995	4,289,536

Chile (VTR)	1,227,099	682,270

Corporate and other (1)	5,546,257	7,137,089
Elimination of equity affiliate (J:COM)	—	(4,289,536)

Total consolidated LGI	$19,152,374	$13,702,363

(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
     The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Total segment operating cash flow	$428,452	$196,783	$877,327	$402,211
Stock-based compensation credits (charges)	(42,871)	11,002	(61,526)	(52,743)
Depreciation and amortization	(345,824)	(221,497)	(673,415)	(443,009)
Impairment of long-lived assets	(167)	(16,623)	(167)	(16,623)
Restructuring and other credits (charges)	2,255	(4,962)	(2,608)	(8,784)

Operating income (loss)	41,845	(35,297)	139,611	(118,948)
Interest expense	(86,728)	(81,501)	(177,756)	(153,986)
Interest and dividend income	22,317	16,228	42,853	25,194
Share of earnings (losses) of affiliates, net	4,517	22,755	(16,807)	38,845
Realized and unrealized gains on derivative instruments, net	69,301	88,416	155,169	75,385
Foreign currency transaction losses, net	(136,885)	(6,272)	(201,647)	(27,130)
Gain (loss) on extinguishment of debt	(651)	3,871	(12,631)	35,787
Gains (losses) on disposition of assets, net	(43,994)	26,566	25,578	24,724
Other income (expense), net	589	(103)	1,273	(8,360)

Earnings (loss) before income taxes and minority interests	$(129,689)	$34,663	$(44,357)	$(108,489)

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
Geographic Segments
     The revenue of our geographic segments is set forth below:

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Europe
UPC Broadband
The Netherlands	$195,535	$172,568	$399,997	$348,239
France	128,285	30,982	260,188	62,202
Austria	81,744	75,929	166,761	152,218
Norway	33,977	28,531	66,220	54,313
Sweden	23,787	21,172	48,089	43,199
Belgium	9,927	9,071	20,108	18,061
Ireland	46,525	6,599	69,794	6,599

Total Western Europe	519,780	344,852	1,031,157	684,831

Hungary	71,086	51,726	143,330	102,384
Poland	33,828	25,433	68,871	48,790
Czech Republic	25,077	19,920	50,680	39,895
Slovak Republic	9,746	7,887	19,757	15,850
Romania	9,405	6,381	18,241	12,595
Slovenia	6,667	—	11,043	—

Total Central and Eastern Europe	155,809	111,347	311,922	219,514

Total UPC Broadband	675,589	456,199	1,343,079	904,345

chellomedia	60,515	34,469	121,921	71,604

Total Europe	736,104	490,668	1,465,000	975,949

Japan (J:COM)	412,898	364,047	819,035	723,414

The Americas
Chile (VTR)	109,213	69,758	194,102	141,441
Other (1)	36,193	30,625	69,402	61,517

Total — The Americas	145,406	100,383	263,504	202,958

Intersegment eliminations	(18,136)	(10,642)	(36,017)	(22,298)
Elimination of equity affiliate (J:COM)	—	(364,047)	—	(723,414)

Total consolidated LGI	$1,276,272	$580,409	$2,511,522	$1,156,609

(1)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
(16) Subsequent Events
     Astral Acquisition Agreement
     On July 22, 2005, UGC Europe B.V., a subsidiary of UPC, reached an agreement to acquire Astral Telecom SA (“Astral”), a broadband telecommunications operator in Romania, from a group of Romanian entrepreneurs, foreign investors and AIG New Europe Fund. We will acquire 100% of the shares of Astral for a cash purchase price of $404.5 million. To the extent that the transaction has not closed by September 22, 2005, the cash purchase price is subject to upward adjustments of $3.6 million during the first 30-day period, $4.0 million during the second 30-day period, and $4.4 million during the third and all subsequent 30-day periods beginning after that date. The transaction, which is subject to approval by the Romanian competition authorities and other customary closing conditions, is expected to close in the fourth quarter of 2005.
     UPC Holding Senior Note Offering
     On July 29, 2005, UPC Holding B.V. (“UPC Holding”), our wholly-owned subsidiary and the owner of a 100% interest in UPC Broadband Holding, issued €500 million ($607 million at July 29, 2005) principal amount of Senior Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding.
     Call Agreements on LGI Series A common stock
     Subsequent to June 30, 2005, we paid $11,240,000 to enter into call option contracts pursuant to which we contemporaneously (i) sold call options on 250,000 shares of LGI Series A common stock at an exercise price of $46.14 and (ii) purchased call options on 250,000 shares with an exercise price of zero. In connection with the August 8, 2005 expiration of these contracts, we received a cash payment of $11,535,000.
     Variable Forward Transaction
     In August 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corporation Class A common stock. In consideration for entering into the forward contract, we received approximately $75 million. The forward contract is scheduled to mature in July of 2009, at which time we are required to deliver a variable number of shares of News Corporation Class A common stock to the counterparty not to exceed 5,500,000 shares. If the per share price of News Corporation Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corporation Class A common stock to secure our obligations under the forward contract.
     Stock Dividend
     On August 8, 2005, we announced that our board of directors had approved a special stock dividend of one share of Series C common stock for each share of Series A Common Stock and each share of Series B Common Stock outstanding at 5:00 p.m., New York City time, on Friday, August 26, 2005 (“Record Date”). We intend to begin distributing shares of Series C common

LIBERTY GLOBAL, INC.
(See Note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
stock at 9:00 a.m., New York City time, on Tuesday, September 6, 2005. Holders of Liberty Global stock as of the Record Date will not be required to take any action to receive the stock dividend.
     As a result of the dividend, holders of the UGC Convertible Notes will have the right to receive, upon conversion of their notes, in addition to the shares of Series A common stock to which they are entitled, the number of shares of Series C common stock that they would have received had they converted their notes immediately prior to the Record Date (or, at the option of UGC, one of the other settlement options available to UGC under the indenture governing the notes).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion provides additional information to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2005 and 2004.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements, and our off balance sheet arrangements and contractual commitments.

•	Market Risk Management. This section describes our exposure to potential loss arising from adverse changes in interest rates, foreign exchange rates and equity prices.
     The capitalized terms used below have been defined in the notes to the accompanying condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of LMI common stock or UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such LMI or UGC shares in the LGI Combination.
     Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2005.
Forward Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory proceedings in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including the proposed acquisitions of MS Irish Cable and Astral;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002; and

•	competitor responses to our products and services, and the products and services of the entities in which we have interests.
     You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a greater degree of risk than similar statements regarding certain other industries.
     These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
Overview
     We are an international broadband communications provider of video, voice and Internet access services with consolidated operations in 18 countries outside of the continental United States, primarily in Europe (UPC Broadband), Japan (J:COM) and Chile (VTR). We also have consolidated broadband communications operations in Puerto Rico, Brazil and Peru, minority interests in broadband communications companies in Europe, Australia and Japan, and consolidated and minority interests in various programming businesses in Europe, Japan, Argentina and Australia.
     As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Broadband and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of Metropolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At June 30, 2005, we owned an indirect 36.81% interest in J:COM through our 67.60% controlling interest in Super Media and Super Media’s 54.45%

controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/J:COM.
     In addition to the LGI Combination and the consolidation of Super Media/J:COM, we have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) Noos, a broadband communications provider in France, on July 1, 2004, (ii) PHL, the immediate parent of Chorus Communications Limited (Chorus), a broadband communications provider in Ireland, on May 20, 2004, (iii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iv) a controlling interest in Zone Vision, a video programming company in Europe, on February 25, 2005 and (v) a number of less significant entities. In another transaction, UPC Broadband, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 1, 2005. In Japan, J:COM acquired a 92% ownership interest in Chofu Cable, a broadband communications provider in Japan, on February 25, 2005. As noted above, VTR acquired Metrópolis on April 13, 2005.
     For additional information concerning our closed acquisitions, see note 5 to the accompanying condensed consolidated financial statements.
     Through our subsidiaries and affiliates, we are the largest broadband cable operator outside the United States in terms of subscribers. At June 30, 2005, our consolidated subsidiaries other than NTL Ireland (which we consolidate but do not control) owned and operated networks that passed approximately 23.5 million homes and served approximately 14.9 million revenue generating units (RGUs), consisting of approximately 10.7 million video subscribers, 2.4 million broadband Internet subscribers and 1.8 million telephony subscribers.
     In general, we are focused on growing our subscriber base and average revenue per subscriber by launching bundled entertainment, information and communications services, upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.
     Including the effects of acquisitions, we added a total of 956,000 RGUs during the six months ended June 30, 2005. Excluding the effects of acquisitions, we added total RGUs of 469,000 during the same period. The foregoing RGU addition amounts (i) include the change in J:COM’s RGUs since January 1, 2005, the date that we began consolidating J:COM, and (ii) exclude NTL Ireland, which we consolidate but do not control. Most of this growth is attributable to the growth of our Internet access and digital telephony services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. In addition to RGU growth, we also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2005 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, increasing rates for our video services in certain locations, migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services, and growing the RGUs in our existing customer base by increasing the penetration of our services.
     Our analog video service offerings include basic programming and expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand (NVOD) and video on demand (VOD) in some markets. We offer broadband Internet access services in all of our markets. Residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other features.

     We offer telephony services in six countries in Europe, and in Japan, Chile and other parts of the Americas, primarily over our broadband networks. We also have begun offering digital telephony services in The Netherlands, France, Hungary, Chile and other parts of the Americas through Voice over Internet Protocol (VoIP), and we plan to launch the VoIP telephony services in several additional markets in Europe in 2005 and 2006. In April 2005, we started a trial digital telephony service using VoIP technology in one of our franchises in Japan.
     We believe that there is and will continue to be growth in the demand for broadband video, telephony and Internet access services in the markets where we do business. We believe our triple play offering of video, telephony, and broadband access to the Internet will continue to prove attractive to our existing customer base and allow us to be competitive and grow our business. The video, telephony and Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for labor and equipment costs. As technology changes in the video, telephony and Internet access industries, we may need to upgrade our systems to compete effectively in markets beyond what we currently plan. We may not have enough capital available from cash on hand, existing credit facilities and cash to be generated from operations for future capital needs. If we are unable to pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.
Results of Operations
     Due in large part to the January 1, 2005 change from the equity method to the consolidation method of accounting for our investment in Super Media/J:COM, our historical revenue and expenses for the three and six months ended June 30, 2005 are not comparable to the corresponding prior year periods. Accordingly, in addition to the Discussion and Analysis of our Historical Results of Operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable segments. As further described below, we believe that the Discussion and Analysis of our Reportable Segments that appears below provides a more meaningful basis for comparing our revenue, operating expenses and SG&A expenses than does our historical discussion. The Discussion and Analysis of our Historical Results of Operations immediately follows the Discussion and Analysis of our Reportable Segments.
     The comparability of our operating results during the 2005 and 2004 interim periods are also affected by our acquisitions of Noos and Chorus during 2004, our consolidation of NTL Ireland during 2005, and our acquisitions of Telemach, Zone Vision and Metrópolis, and J:COM’s acquisition of Chofu Cable during 2005. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination will be to increase our depreciation and amortization expense in future periods. Due to the fact that the LGI Combination occurred near the end of the second quarter of 2005, the effect on our depreciation and amortization expense for the six months ended June 30, 2005 was not material.
     Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and Japanese yen. In this regard, 40% and 33% of our U.S. dollar revenue during the six months ended June 30, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Chilean peso, Hungarian forint and other local currencies in Europe.
     At June 30, 2005, we owned an 80% interest in VTR and, through our interest in Super Media, an indirect 36.81% interest in J:COM. However, as we control both VTR and Super Media/J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. In addition, pursuant to the requirements of

FIN 46(R), we have consolidated 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. For additional information, see note 5 to the accompanying condensed consolidated financial statements. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM and VTR and that we are not the legal owner of MS Irish Cable.
       Discussion and Analysis of our Reportable Segments
     For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for our investment in J:COM during the three and six months ended June 30, 2004. The revenue, operating expenses, SG&A expenses and operating cash flow of J:COM for the three and six months ended June 30, 2004 are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.
     All of the reportable segments set forth below provide broadband communications services. The UPC Broadband operating segments provide video, voice and Internet access services in 13 European countries. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. J:COM provides video, voice and Internet access services in Japan.
     For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements.
     The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2005, as compared to corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
     As discussed above, acquisitions and the consolidation of NTL Ireland have affected the comparability of the result of operations of our reportable segments. For additional information, see the discussion under Overview above and note 5 to the accompanying condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$195,535	$172,568	$22,967	13.3	$14,151	8.2
France	128,285	30,982	97,303	314.1	95,695	308.9
Austria	81,744	75,929	5,815	7.7	2,126	2.8
Other Western Europe	114,216	65,373	48,843	74.7	45,123	69.0

Total Western Europe	519,780	344,852	174,928	50.7	157,095	45.6

Hungary	71,086	51,726	19,360	37.4	15,518	30.0
Other Central and Eastern Europe	84,723	59,621	25,102	42.1	15,032	25.2

Total Central and Eastern Europe	155,809	111,347	44,462	39.9	30,550	27.4

Total Europe (UPC Broadband)	675,589	456,199	219,390	48.1	187,645	41.1

Japan (J:COM)	412,898	364,047	48,851	13.4	42,550	11.7
Chile (VTR)	109,213	69,758	39,455	56.6	31,252	44.8
Corporate and other (1)	96,708	65,094	31,614	48.6	28,887	44.4
Intersegment eliminations	(18,136)	(10,642)	(7,494)	(70.4)	(6,683)	(62.8)
Elimination of equity affiliate (J:COM)	—	(364,047)	364,047	NM	NM	NM

Total consolidated LGI	$1,276,272	$580,409	$695,863	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$399,997	$348,239	$51,758	14.9	$33,431	9.6
France	260,188	62,202	197,986	318.3	194,648	312.9
Austria	166,761	152,218	14,543	9.6	6,850	4.5
Other Western Europe	204,211	122,172	82,039	67.2	73,544	60.2

Total Western Europe	1,031,157	684,831	346,326	50.6	308,473	45.0

Hungary	143,330	102,384	40,946	40.0	29,691	29.0
Other Central and Eastern Europe	168,592	117,130	51,462	43.9	29,070	24.8

Total Central and Eastern Europe	311,922	219,514	92,408	42.1	58,761	26.8

Total Europe (UPC Broadband)	1,343,079	904,345	438,734	48.5	367,234	40.6

Japan (J:COM)	819,035	723,414	95,621	13.2	81,468	11.3
Chile (VTR)	194,102	141,441	52,661	37.2	43,847	31.0
Corporate and other (1)	191,323	133,121	58,202	43.7	52,637	39.5
Intersegment eliminations	(36,017)	(22,298)	(13,719)	(61.5)	(12,108)	(54.3)
Elimination of equity affiliate (J:COM)	—	(723,414)	723,414	NM	NM	NM

Total consolidated LGI	$2,511,522	$1,156,609	$1,354,913	NM	NM	NM

___________________
(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.
NM — Not Meaningful

     The Netherlands. The Netherlands’ revenue increased 13.3% and 14.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 8.2% and 9.6%, respectively. The majority of these local currency increases during the three and six month periods is attributable to higher average total monthly revenue per RGU (ARPU), due primarily to rate increases for video services and increased penetration of telephony and broadband Internet services. The impact of these factors on ARPU during the three and six month periods was somewhat offset by the movement of new and existing broadband Internet subscribers to lower priced tiers. Higher average RGUs also contributed to the increases during the three and six month periods, as increases in broadband Internet and telephony RGUs were only partially offset by declines in video RGUs.
     As discussed in more detail in note 14 to the accompanying consolidated financial statements, certain rate increases implemented by UPC NL in The Netherlands are being investigated by NMA, the Dutch competition authority. If the NMA were to conclude that these rate increases were an abuse of a dominant position, UPC NL could face significant fines and could be obliged to reconsider certain of its rates. Further, OPTA, the Dutch national regulatory agency is considering introducing rate regulation on a cost oriented basis of subscription fees for basic tier television offerings. Adverse outcomes in the NMA investigation and/or the regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or grow its video services revenue in The Netherlands.
     France. France’s revenue increased $97,303,000 and $197,986,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Noos acquisition accounted for $92,008,000 and $186,935,000, respectively, of such increases. Excluding the increases associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $3,687,000 or 11.9% and $7,713,000 or 12.4% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these local currency increases is attributable to higher ARPU resulting primarily from growth in France’s digital video and broadband Internet services. Increases in the average number of digital video and broadband Internet and telephony RGUs during the three and six months periods also contributed to the increases.
     Austria. Austria’s revenue increased 7.7% and 9.6% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 2.8% and 4.5%, respectively. These increases are attributable to increases in the average number of RGUs during the three and six month periods, as increases in broadband Internet and video RGUs more than offset small declines in telephony RGUs. The growth in video RGUs is primarily attributable to growth in digital television services. ARPU remained relatively constant over the 2005 and 2004 three and six month periods.
     Other Western Europe. Other Western Europe’s revenue increased $48,843,000 and $82,039,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the consolidation of NTL Ireland, the Chorus acquisition and another less significant acquisition accounted for $41,629,000 and $64,898,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $3,494,000 or 5.3% and $8,646,000 or 7.1% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to increases in the average number of broadband Internet and video RGUs during the three and six month periods. The growth in video RGUs is primarily attributable to growth in digital video services. Increases in ARPU also contributed to the increases during the three and six month periods.
     Hungary. Hungary’s revenue increased 37.4% and 40.0% during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 30.0% and 29.0%, respectively. A significant portion of each of these increases is attributable to higher ARPU, due primarily to rate increases for video services and increased proportions of broadband Internet and DTH subscribers. Increases in the average number of DTH and broadband Internet RGUs and, to a lesser extent, telephony and analog video RGUs, also contributed to the increases during the three and six month periods. The increases in telephony RGUs were primarily driven by VoIP telephony sales. Approximately one quarter of the overall local currency increases relates to growth in the comparatively low margin telephony transit service business.
     Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $25,102,000 and $51,462,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Telemach acquisition and another less significant acquisition accounted for $7,243,000 and $11,619,000, respectively, of such increases. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $7,789,000 or 13.1% and $17,451,000 or 14.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Higher ARPU and growth in average RGUs contributed somewhat equally to these increases. The growth in RGUs is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.
     Japan (J:COM). J:COM’s revenue increased $48,851,000 and $95,621,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $6,507,000 and $8,890,000 of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $36,043,000 or 9.9% and $72,578,000 or 10.0% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to increases in the average number of telephony, broadband Internet and video RGUs during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods, with almost half of the growth in average RGUs occurring within J:COM’s telephony service. The effects of J:COM’s RGU growth were offset somewhat by lower installation revenue and a decrease in the revenue derived from the sale of construction services and materials to J:COM’s nonconsolidated affiliates. The lower installation revenue is primarily attributable to an increase in promotional discounts offered to new customers. In addition, the positive impact on ARPU of an increase in the proportion of customers selecting higher-priced video and broadband Internet services was largely offset by the effects of a decrease in customer call volumes and an increase in the amount of bundling discounts as a result of a higher number of services per household.
     Chile (VTR). VTR’s revenue increased $39,455,000 and $52,661,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $19,604,000 of each of such increases. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $11,648,000 or 16.7% and $24,243,000 or 17.1% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to growth in the average number of VTR’s broadband Internet and telephony RGUs, and to a lesser extent, video RGUs. On a local currency basis, ARPU remained relatively constant over the 2005 and 2004 periods.

Operating Expenses of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$63,313	$50,698	$12,615	24.9	$9,785	19.3
France	67,344	17,294	50,050	289.4	49,087	283.8
Austria	30,979	29,049	1,930	6.6	523	1.8
Other Western Europe	50,837	26,388	24,449	92.7	22,955	87.0

Total Western Europe	212,473	123,429	89,044	72.1	82,350	66.7

Hungary	31,347	21,681	9,666	44.6	7,979	36.8
Other Central and Eastern Europe	32,781	23,562	9,219	39.1	5,276	22.4

Total Central and Eastern Europe	64,128	45,243	18,885	41.7	13,255	29.3

Total Europe (UPC Broadband)	276,601	168,672	107,929	64.0	95,605	56.7

Japan (J:COM)	170,002	151,546	18,456	12.2	15,875	10.5
Chile (VTR)	43,680	27,061	16,619	61.4	13,341	49.3
Corporate and other (1)	60,569	42,055	18,514	44.0	16,573	39.4
Intersegment eliminations	(15,544)	(8,227)	(7,317)	(88.9)	(6,623)	(80.5)
Elimination of equity affiliate (J:COM)	—	(151,546)	151,546	NM	NM	NM
			[a]a [a]aa[a][a][a][a]

Total consolidated LGI	$535,308	$229,561	$305,747	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$121,253	$100,754	$20,499	20.3	$15,012	14.9
France	134,815	35,316	99,499	281.7	97,621	276.4
Austria	62,634	57,626	5,008	8.7	2,132	3.7
Other Western Europe	89,967	48,815	41,152	84.3	37,652	77.1

Total Western Europe	408,669	242,511	166,158	68.5	152,417	62.8

Hungary	62,797	43,955	18,842	42.9	13,890	31.6
Other Central and Eastern Europe	65,154	47,638	17,516	36.8	8,729	18.3

Total Central and Eastern Europe	127,951	91,593	36,358	39.7	22,619	24.7

Total Europe (UPC Broadband)	536,620	334,104	202,516	60.6	175,036	52.4

Japan (J:COM)	331,144	300,045	31,099	10.4	25,459	8.5
Chile (VTR)	75,316	54,686	20,630	37.7	17,226	31.5
Corporate and other (1)	125,333	85,661	39,672	46.3	35,399	41.3
Intersegment eliminations	(30,830)	(17,275)	(13,555)	(78.5)	(12,179)	(70.5)
Elimination of equity affiliate (J:COM)	—	(300,045)	300,045	NM	NM	NM

Total consolidated LGI	$1,037,583	$457,176	$580,407	NM	NM	NM

___________________
(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

NM — Not Meaningful

     General. Operating expenses include programming, network operations, customer operations, customer care and other direct costs. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.
     UPC Broadband. Operating expenses for UPC Broadband increased $107,929,000 and $202,516,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $73,998,000 and $135,358,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s operating expenses increased $21,607,000 or 12.8% and $39,678,000 or 11.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to the following factors:
•	Increases in direct programming and copyright costs of $9,181,000 and $16,094,000 during the three and six month periods, respectively, primarily due to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases.
•	Increases in interconnect costs of $5,300,000 and $8,932,000 during the three and six month periods, respectively, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, France and Hungary.
•	Increase in salaries and other staff related costs of $3,622,000 and $9,109,000 during the three and six month periods, respectively, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:
•	higher subscriber numbers;
•	the greater volume of calls per subscriber that the increased proportion of digital video, data and telephony subscribers give rise to compared to an analog video subscriber;
•	increased customer service standard levels; and
•	annual wage increases.
•	Increases in bad debt charges of $2,372,000 and $1,865,000 during the three and six months, respectively, portions of which are attributable to a deterioration in collection experience with respect to Hungary’s DTH business; and
•	Increases in franchise fees, primarily in The Netherlands, of $884,000 and $2,357,000 during the three and six month periods, respectively, primarily reflecting the impact of rate increase negotiations with various municipalities in The Netherlands during 2004.
     Japan (J:COM). J:COM’s operating expenses increased $18,456,000 and $31,099,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $3,020,000 and $4,060,000, respectively, of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s operating expenses increased $12,855,000 or 8.5% and $21,399,000 or 7.1% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases primarily are due to (i) $4,839,000 and $10,372,000 increases during the three and six month periods, respectively, in programming costs as a result of growth in the number of digital and, to a lesser extent, analog video customers; and (ii) $5,126,000 and $5,942,000 increases during the three and six month periods, respectively, in telephony interconnect costs due primarily to growth in telephony customers. Increases in network maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network and the effects of other individually insignificant items accounted for the remaining increases.
     Chile (VTR). VTR’s operating expenses increased $16,619,000 and $20,630,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $10,761,000 of each such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $2,580,000 or 9.5% and $6,465,000 or 11.8% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to an overall increase in costs as a result of growth in VTR’s customer base. More specifically, increases in (i) international bandwidth and access charges and (ii) labor and other technical services and maintenance costs accounted for most of these increases, with each factor having a somewhat equal effect. The net effect of higher programming costs and other individually insignificant items also contributed to these increases.

SG&A Expenses of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
		amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$46,878	$35,741	$11,137	31.2	$8,750	24.5
France	39,676	12,218	27,458	224.7	26,897	220.1
Austria	15,866	16,387	(521)	(3.2)	(1,233)	(7.5)
Other Western Europe	21,547	15,621	5,926	37.9	5,269	33.7

Total Western Europe	123,967	79,967	44,000	55.0	39,683	49.6

Hungary	12,488	10,089	2,399	23.8	1,712	17.0
Other Central and Eastern Europe	17,395	12,835	4,560	35.5	2,396	18.7

Total Central and Eastern Europe	29,883	22,924	6,959	30.4	4,108	17.9

Total Europe (UPC Broadband)	153,850	102,891	50,959	49.5	43,791	42.6

Japan (J:COM)	95,721	67,357	28,364	42.1	26,482	39.3
Chile (VTR)	30,250	18,710	11,540	61.7	9,252	49.4
Corporate and other (1)	35,283	34,879	404	1.2	(168)	(0.5)
Inter-segment eliminations	(2,592)	(2,415)	(177)	(7.3)	(60)	(2.5)
Elimination of equity affiliate (J:COM)	—	(67,357)	67,357	NM	NM	NM

Total consolidated LGI	$312,512	$154,065	$158,447	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
		amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$88,070	$70,304	$17,766	25.3	$13,667	19.4
France	78,966	22,802	56,164	246.3	55,024	241.3
Austria	33,023	32,541	482	1.5	(1,053)	(3.2)
Other Western Europe	39,983	28,460	11,523	40.5	9,874	34.7

Total Western Europe	240,042	154,107	85,935	55.8	77,512	50.3

Hungary	24,751	18,296	6,455	35.3	4,564	24.9
Other Central and Eastern Europe	33,376	23,486	9,890	42.1	5,271	22.4

Total Central and Eastern Europe	58,127	41,782	16,345	39.1	9,835	23.5

Total Europe (UPC Broadband)	298,169	195,889	102,280	52.2	87,347	44.6

Japan (J:COM)	172,304	136,697	35,607	26.0	32,789	24.0
Chile (VTR)	52,828	37,738	15,090	40.0	12,651	33.5
Corporate and other (1)	78,498	68,618	9,880	14.4	8,567	12.5
Intersegment eliminations	(5,187)	(5,023)	(164)	(3.3)	71	1.4
Elimination of equity affiliate (J:COM)	—	(136,697)	136,697	NM	NM	NM

Total consolidated LGI	$596,612	$297,222	$299,390	NM	NM	NM

____________
(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

NM — Not Meaningful

     General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
     UPC Broadband. UPC Broadband’s SG&A expenses increased $50,959,000 and $102,280,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $32,359,000 and $65,061,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s SG&A expenses increased $11,432,000 or 11.1% and $22,286,000 or 11.4% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to:
(i)	An increase in sales and marketing expenses and commissions of $7,740,000 and $15,665,000 during the three and six month periods, respectively, reflecting the cost of marketing campaigns and the greater number of gross subscriber additions for data and telephony services;
(ii)	An increase in salaries and other staff related costs of $2,506,000 and $5,801,000 during the three and six month periods, respectively, reflecting increased staffing levels in sales and marketing and information technology functions, as well as annual wage increases; and
(iii)	Increases in consulting and contractor costs of $2,618,000 during the six month period, reflecting an increased level of support for certain information technology projects, as well as professional advisor fees with respect to compliance with the Sarbanes-Oxley Act of 2002 partially offset by lower legal fees. Such consulting and contractor costs remained relatively constant over the 2005 and 2004 three month periods.
     Japan (J:COM). J:COM’s SG&A expenses increased $28,364,000 and $35,607,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $2,269,000 and $2,979,000, respectively, of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $24,213,000 or 35.9% and $29,810,000 or 21.8% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases primarily are attributable to (i) $4,449,000 and $8,389,000 increases during the three and six months periods, respectively, in labor and related overhead costs associated with an increase in the number of J:COM’s employees, (ii) increases of $6,396,000 and $8,394,000 during the three and six month periods, respectively, in marketing, advertising and promotional expenses associated with J:COM’s efforts to increase penetration and add customers. Costs incurred in connection with J:COM’s rebranding initiative during the first half of 2005 and the effects of other individually insignificant items accounted for the remaining increases.
     Chile (VTR). VTR’s SG&A expenses increased $11,540,000 and $15,090,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of the Metrópolis acquisition accounted for approximately $5,263,000 of each such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $3,989,000 or 21.3% and $7,388,000 or 19.6% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily due to an overall increase in costs as a result of growth in VTR’s customer base. More specifically, increases in (i) marketing, advertising and commission costs incurred in connection with VTR’s efforts to add customers and (ii) labor and other administrative costs accounted for most of these increases, with each factor having a somewhat equal effect. The net effect of other individually insignificant factors also contributed to these increases.

  Operating Cash Flow of our Reportable Segments
     Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

  Operating Cash Flow of our Reportable Segments

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
			amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$85,344	$86,129	$ (785)	(0.9)	$(4,384)	(5.1)
France	21,265	1,470	19,795	1346.6	19,711	1340.9
Austria	34,899	30,493	4,406	14.4	2,836	9.3
Other Western Europe	41,832	23,364	18,468	79.0	16,899	72.3

Total Western Europe	183,340	141,456	41,884	29.6	35,062	24.8

Hungary	27,251	19,956	7,295	36.6	5,827	29.2
Other Central and Eastern Europe	34,547	23,224	11,323	48.8	7,360	31.7

Total Central and Eastern Europe	61,798	43,180	18,618	43.1	13,187	30.5

Total Europe (UPC Broadband)	245,138	184,636	60,502	32.8	48,249	26.1

Japan (J:COM)	147,175	145,144	2,031	1.4	193	0.1
Chile (VTR)	35,283	23,987	11,296	47.1	8,659	36.1
Corporate and other (1)	856	(11,840)	12,696	107.2	12,482	105.4
Elimination of equity affiliate (J:COM)	—	(145,144)	145,144	NM	NM	NM

Total	$428,452	$196,783	$231,669	NM	NM	NM

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
			amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$190,674	$177,181	$13,493	7.6	$4,752	2.7
France	46,407	4,084	42,323	1036.3	42,003	1028.5
Austria	71,104	62,051	9,053	14.6	5,771	9.3
Other Western Europe	74,261	44,897	29,364	65.4	26,018	58.0

Total Western Europe	382,446	288,213	94,233	32.7	78,544	27.3

Hungary	55,782	40,133	15,649	39.0	11,237	28.0
Other Central and Eastern Europe	70,062	46,006	24,056	52.3	15,070	32.8

Total Central and Eastern Europe	125,844	86,139	39,705	46.1	26,307	30.5

Total Europe (UPC Broadband)	508,290	374,352	133,938	35.8	104,851	28.0

Japan (J:COM)	315,587	286,672	28,915	10.1	23,220	8.1
Chile (VTR)	65,958	49,017	16,941	34.6	13,970	28.5
Corporate and other (1)	(12,508)	(21,158)	8,650	40.9	8,670	41.0
Elimination of equity affiliate (J:COM)	—	(286,672)	286,672	NM	NM	NM

Total	$877,327	$402,211	$475,116	NM	NM	NM

________________
(1)	Includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment.

NM — Not Meaningful

     For a discussion of the factors contributing to the changes in operating cash flow of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses. Certain details of the operating cash flow of our corporate and other category are set forth in the tables below:

	Three months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$14,583	$2,549	$12,034	472.1	$11,727	460.1
Corporate costs	(13,727)	(14,389)	662	4.6	755	5.2

Total corporate and other	$856	$(11,840)	$12,696	107.2	$12,482	105.4

	Six months ended		Increase		Increase (decrease)
	June 30,		(decrease)		excluding FX
	2005	2004	$	%	$	%
	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$25,524	$7,464	$18,060	242.0	$17,632	236.2
Corporate costs	(38,032)	(28,622)	(9,410)	(32.9)	(8,962)	(31.3)

Total corporate and other	$(12,508)	$(21,158)	$8,650	40.9	$8,670	41.0

     Corporate costs primarily represent corporate and other administrative costs incurred by LMI, UGC and, following the LGI Combination, LGI. The increase in corporate costs (and the corresponding decrease in operating cash flow) during the six months ended June 30, 2005 primarily is due to costs incurred by UGC in connection with the LGI Combination. Such costs aggregated $7,090,000 and $10,097,000 during the three and six month periods, respectively.
     Discussion and Analysis of our Historical Operating Results
     General
     As noted above, the effects of (i) our January 1, 2005 consolidation of Super Media/J:COM, (ii) the May 1, 2005 consolidation of NTL Ireland, and (iii) other acquisitions have affected the comparability of our results of operations during the 2005 and 2004 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.
     Revenue
     Our total consolidated revenue increased $695,863,000 and $1,354,913,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $588,022,000 and $1,130,635,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $65,977,000 or 11.4% and $140,010,000 or 12.1% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.
     Operating expense
     Our total consolidated operating expense increased $305,747,000 and $580,407,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $260,148,000 and $489,028,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $28,750,000 or 12.5% and $57,598,000 or 12.6% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs, (ii) programming costs, (iii) interconnect costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.
     SG&A expense
     Our total consolidated SG&A expense increased $158,447,000 and $299,390,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $138,688,000 and $252,840,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $9,848,000 or 6.4% and $28,100,000 or 9.5% during the three and six month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.
     Stock-based compensation charges (credits)
     A summary of our stock-based compensation charges (credits) is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		amounts in thousands
LGI common stock	$28,797	$(10,066)	$32,646	$50,284
J:COM common stock	12,187	(936)	24,752	2,459
Other	1,887	—	4,128	—

	$42,871	$(11,002)	$61,526	$52,743

     We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM pursuant to its stock compensation plans, and amounts recorded by LGI with respect to LGI’s junior stock plan pursuant to which certain LGI officers have an indirect interest in J:COM. As a result of adjustments to certain terms of UGC and LMI stock incentive awards in connection with (i) their respective rights offerings in February 2004 and July 2004 and (ii) the LGI Combination in June 2005, all of the former UGC and most of the former LMI stock incentive awards outstanding at June 30, 2005 are accounted for as variable-plan awards. The stock-based compensation expense for the six months ended June 30, 2004 includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting in connection with modifications to the terms of UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during the three and six month periods are largely a function of changes in the market price of the underlying common stock. Due to the use of variable-plan accounting for most of the outstanding LGI and J:COM stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment in future periods based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised. For additional information concerning stock-based compensation, see note 3 to the accompanying condensed consolidated financial statements.
  Impairment of Long-Lived Assets
     During the second quarter of 2004, we recorded a $16,623,000 charge to reflect the impairment of certain telecommunications assets in Norway.
  Depreciation and amortization
     Depreciation and amortization expense increased $124,327,000 and $230,406,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland and the effects of foreign currency exchange rate fluctuations, depreciation and amortization expense decreased $36,963,000 and $72,548,000 during the three and six months ended June 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to (i) the impact of certain of UGC’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of the acceleration of the depreciation of certain customer premise equipment that was targeted for replacement.
  Interest expense
     Interest expense increased $5,227,000 and $23,770,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of the consolidation of Super Media/J:COM and foreign currency exchange rate fluctuations, interest expense decreased $2,343,000 and $3,835,000, during the three and six months ended June 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These increases are the net result of (i) a decrease associated with a lower weighted average interest rate on borrowings under the UPC Broadband Holding Bank Facility, and (ii) an increase associated with the issuance of the UGC Convertible Notes in April 2004.
  Interest and dividend income
     Interest and dividend income increased $6,089,000 and $17,659,000 during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to dividends received on shares of ABC Family Worldwide, Inc. Series A preferred stock. We acquired a 99.9% interest in this preferred stock from Liberty in connection with the June 2004 spin off. Increases in our cash and cash equivalent balances also contributed to the increase. The impact of these increases was partially offset by decreases in guarantee fees received from J:COM, due primarily to the elimination of most of such guarantees in connection with J:COM’s December 2004 bank refinancing.
  Share of earnings (losses) of affiliates, net
     The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
Super Media/J:COM	$—	$16,618	$—	$33,032
JPC	7,948	4,747	16,560	8,078
Telenet	(5,931)	—	(11,870)	—
Austar United	2,853	(69)	5,124	(1,677)
Mediatti	(1,105)	(801)	(5,193)	(1,668)
TyC	—	18	(18,468)	1,901
Other	752	2,242	(2,960)	(821)

	$4,517	$22,755	$(16,807)	$38,845

     Our share of TyC’s losses during the six months ended June 30, 2005 includes a $25,389,000 impairment charge to write-off the full amount of our investment in the equity of TyC at March 31, 2005. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
  Realized and unrealized gains on derivative instruments, net
     The details of our realized and unrealized gains on derivative instruments, net are as follows for the indicated interim periods:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$75,627	$6,351	$95,807	$2,326
Embedded derivatives	(7,552)	60,360	47,607	60,360
Foreign exchange contracts	2,456	15,692	9,502	6,216
CCC put right	(1,237)	—	(1,237)	—
Variable forward transaction (News Corp. Class A common stock)	7	6,168	4,954	6,168
Other	—	(155)	(1,464)	315

	$69,301	$88,416	$155,169	$75,385

     The increase in the unrealized gains on the UPC Broadband Holding cross currency and interest rate swaps and caps is attributable to the net effect of (i) larger notional amounts during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase, and (iii) market movements with respect to lower interest rates which decreased the market value of the contracts.
     The unrealized gains (losses) reported for the embedded derivatives primarily relate to a derivative that is embedded in the UGC Convertible Notes. For additional information, see note 9 to the accompanying condensed consolidated financial statements.

  Foreign currency transaction losses, net
     The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(139,463)	$—	$(181,155)	$—
Euro denominated debt issued by UGC	34,216	(3,463)	53,095	(3,463)
Euro denominated cash held by UGC	(3,308)	(2,877)	(18,216)	(11,425)
Yen denominated cash held by LGI subsidiary	(19,649)	—	(32,029)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	(5,664)	3,809	(17,149)	(7,277)
Other	(3,017)	(3,741)	(6,193)	(4,965)

Total	$(136,885)	$(6,272)	$(201,647)	$(27,130)

  Gain (loss) on extinguishment of debt
     We recognized a gain (loss) on extinguishment of debt of ($12,631,000) and $35,787,000 during the six months ended June 30, 2005 and 2004, respectively. The 2005 loss represents the write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31,916,000 gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.
  Gains (losses) on disposition of assets, net
     We recognized gains (losses) on disposition of assets, net of ($43,994,000) and $26,566,000 during the three months ended June 30, 2005 and 2004, respectively, and $25,578,000 and $24,724,000 during the six months ended June 30, 2005 and 2004, respectively. The 2005 amounts include (i) a $62,678,000 loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (ii) a $40,527,000 gain recognized in connection with the February 2005 sale of our Subscription Right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iii) a $28,186,000 gain on the January 2005 sale of UGC’s investment in EWT, and (iv) a $17,261,000 gain on the June 2005 sale of our investment in The Wireless Group plc. The 2004 amounts include a $25,256,000 gain recognized in connection with our April 2004 contribution of certain equity interests to JPC.
  Income tax expense
     We recognized income tax benefit (expense) of ($1,792,000) and ($34,393,000) during the six months ended June 30, 2005 and 2004, respectively. The tax expense for the six months ended June 30, 2005 differs from the expected tax benefit of $15,525,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments and the UGC Convertible Notes, (iii) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate, and (iv) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset during the six month period by the release of valuation allowances in other jurisdictions, including a tax benefit of $37,064,000 recognized during the six months ended June 30, 2005 associated with the release of valuation allowances by J:COM. The tax expense for the six months ended June 30, 2004 differs from the expected tax benefit of $37,971,000 (based on the U.S. federal 35% income tax rate) primarily due to an increase in valuation allowances against deferred tax assets, primarily in certain European tax jurisdictions.

Liquidity and Capital Resources
     Sources and Uses of Cash
     Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally do not expect to access the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our operating subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, we discuss separately below our corporate level and our subsidiary level current and future liquidity. Following the discussion of our sources and uses of liquidity, we present a discussion of our condensed consolidated cash flow statements.
     Corporate Liquidity
     The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2005 are set forth in the following table (amounts in thousands):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$1,136,524
J:COM	455,968
UPC Broadband	230,976
VTR	27,126
Other operating subsidiaries	33,407

Total cash and cash equivalents	$1,884,001

     The cash and cash equivalent balances held by LGI and its non-operating subsidiaries of $1,136,524,000, together with $29,357,000 of short term liquid investments that are available to LGI, represent available liquidity at the corporate level. Our remaining unrestricted cash and cash equivalents of $747,477,000 at June 30, 2005 were held by our operating subsidiaries as set forth in the table above. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments and derivative instruments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
     In August 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corporation Class A common stock. In consideration for entering into the forward contract, we received approximately $75 million. For additional information, see note 16 to the accompanying condensed consolidated financial statements.
     We believe that our current sources of liquidity are sufficient to meet our known liquidity and capital needs through 2006. However, in the event a major investment or acquisition opportunity were to arise, it is possible that we would be required to seek additional capital in order to consummate any such transaction.
     Our primary uses of cash have historically been investments in affiliates and acquisitions of consolidated businesses. We intend to continue expanding our collection of international broadband and programming assets. Accordingly, our future cash needs might include funding for acquisitions of consolidated business, additional investments in and loans to existing affiliates, funding new investment opportunities, and funding our corporate general and administrative expenses and interest payments on the UGC Convertible Notes.
     UGC has issued €500.0 million ($604.7 million) principal amount of the 1-3/4% euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 9 to the condensed consolidated financial statements.

     On June 20, 2005, we announced the authorization of a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A common stock. The stock repurchase program may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions such as sales of puts, or purchases and sales of calls, on outstanding shares of LGI Series A common stock. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions. The program may be suspended or discontinued at any time. As of June 30, 2005, no stock repurchases have been made under this program.
     In connection with the closing of the LGI Combination, we issued 65,694,765 shares of LGI Series A common stock (2,067,786 of which were issued to subsidiaries of UGC) and paid cash consideration of $703,868,000 (including direct acquisition costs of $9,351,000) to acquire the shares of UGC common stock that we did not already own. For additional information concerning the LGI Combination, see note 5 to the accompanying condensed consolidated financial statements.
     As noted above, we began consolidating Super Media and J:COM effective January 1, 2005. The consolidation of Super Media and J:COM did not have a material impact on our liquidity or capital resources as both our company and J:COM have continued to separately assess and finance our respective liquidity needs. See separate discussion of the liquidity and capital resources of J:COM below.
     Subsidiary Liquidity
     UPC Broadband. At June 30, 2005, UPC Broadband held cash and cash equivalents of $230,976,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, UPC Broadband’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
     At June 30, 2005, UPC Broadband’s debt included outstanding euro denominated borrowings under three Facilities aggregating $2,044,026,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000. Two additional euro denominated Facilities under the UPC Broadband Holding Bank Facility provide up to €1 billion ($1,209 million) of aggregate borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the most recent covenant compliance calculations submitted to the lenders, the aggregate amount that was available for borrowing under these Facilities at June 30, 2005 was approximately €533 million ($644.7 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UPC Broadband Holding to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility) through acquisitions or otherwise, or reduce its senior debt. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
     On February 10, 2005, we acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash.
     In April 2005, a subsidiary of UPC Broadband Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France for €90,105,000 ($115,950,000 at the transaction date) in cash.
     On May 9, 2005, UPC Ireland, a subsidiary of UPC, entered into certain agreements that provide for UPC Ireland’s acquisition of MS Irish Cable from MSDW Equity if regulatory approval is obtained. MS Irish Cable acquired NTL Ireland on May 9, 2005 for total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), including direct acquisition costs. On that date, UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland and MS Irish Cable’s working capital needs pursuant to a loan agreement (the Loan Agreement). Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty. As we are responsible for any losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
     On July 22, 2005, UGC Europe B.V., a subsidiary of UPC, reached an agreement to acquire Astral, a broadband telecommunications operator in Romania, from a group of Romanian entrepreneurs, foreign investors and AIG New Europe Fund. We will acquire 100% of the shares of Astral for a cash purchase price of $404.5 million. To the extent that the transaction has not closed by September 22, 2005, the cash purchase price is subject to upward adjustments of $3.6 million during the first 30-day period, $4.0 million during the second 30-day period, and $4.4 million during the third and all subsequent 30-day periods beginning after that date. The transaction, which is subject to approval by the Romanian competition authorities and customary closing conditions, is expected to close in the fourth quarter of 2005.
     On July 29, 2005, UPC Holdings issued €500 million ($607 million at July 29, 2005) principal amount of Senior Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding.
     For information concerning UPC Broadband’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
     We believe that UPC Broadband’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow UPC Broadband’s business through acquisitions, we believe that UPC Broadband may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
     J:COM. At June 30, 2005, J:COM held cash and cash equivalents of $455,968,000 that were denominated in Japanese yen. In addition to its cash and cash equivalents, J:COM’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
     At June 30, 2005, J:COM’s debt consisted of Japanese yen denominated borrowings pursuant to the J:COM Term Loan Facility aggregating approximately ¥129 billion ($1,159,144,000) and other borrowings aggregating approximately ¥19,466 billion ($175,497,000). At June 30, 2005, J:COM had ¥20 billion ($180 million) of borrowing availability pursuant to the J:COM Revolving Facility. For additional information concerning J:COM’s debt, see note 9 to the accompanying condensed consolidated financial statements.
     On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). As a result of this transaction, J:COM owns an approximate 92% equity interest in Chofu Cable.
     On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($78,585,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. J:COM used a portion of the net proceeds received in March 2005 to repay the ¥50 billion ($472 million at March 23, 2005) of borrowings outstanding pursuant to the Mezzanine Facility. The Mezzanine Facility is not available for future borrowings.
     For information concerning J:COM’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
     Management of J:COM believes that J:COM’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that J:COM management plans to grow J:COM’s business through acquisitions, J:COM management believes that J:COM may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
     VTR. At June 30, 2005, VTR held cash and cash equivalents of $27,126,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, VTR’s sources of liquidity include borrowing availability under its existing credit facility, if any, and its operating cash flow.
     On April 13, 2005, VTR completed its previously announced merger with Metrópolis, a Chilean broadband distribution company in Chile. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by CCC. As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR purchased certain indebtedness owed by Metrópolis to CCI in the amount of ChP6,067,204,167 ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and ending on April 13, 2015.
     At June 30, 2005, the aggregate amount outstanding pursuant to the VTR Bank Facility was ChP 90.1045 billion ($155,745,000). Subsequent to June 30, 2005, VTR used ChP14.7238 billion ($25,456,000 at the transaction date) of additional borrowings under the VTR Bank Facility, together with existing cash, to repay a $26 million promissory note to a third party that was due on July 3, 2005. Other than the amount borrowed in July 2005 to repay the promissory note, the VTR Bank Facility did not provide for any additional borrowing availability at June 30, 2005. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
     For information concerning VTR’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
     We believe that VTR’s existing sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. For information concerning VTR’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below. However, to the extent that we plan to grow VTR’s business through acquisitions, we believe that VTR may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
     Other Subsidiaries. Certain of our consolidated businesses other than UPC Broadband, J:COM and VTR completed transactions that affected our liquidity during the first six months of 2005.
     In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 351,111 shares of LGI Series A common stock valued at $14,973,000. We incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
     In January 2005, we sold our indirect 28.7% interest in EWT, which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($36,284,000) in cash. We received €27,000,000 ($32,656,000) of the sale price in January 2005, and we received the remainder in June 2005.

     In March 2005, we completed the sale of a subscription right with respect to Cablevisión to an unaffiliated third party for aggregate cash consideration of $40,527,000. For additional information, see note 13 to the accompanying condensed consolidated financial statements.
     In April 2005, we completed the sale of our interests in TyC and FPAS. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
     In June 2005 we sold our interest in The Wireless Group plc for cash proceeds of £20,304,000 ($37,126,000 at the transaction date).
     Condensed Consolidated Cash Flow Statements
     Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
     Due to the fact that we began consolidating Super Media/J:COM on January 1, 2005, our cash flows for the six months ended June 30, 2005 are not comparable to the cash flows for the six months ended June 30, 2004. Accordingly, the following discussion focuses on our cash flows for the six months ended June 30, 2005.
     During the six months ended June 30, 2005, we used net cash provided by our operating activities of $584,371,000, net cash provided by financing activities of $382,825,000 and a portion of our existing cash and cash equivalent balances of $647,485,000 (excluding a $62,752,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $1,551,929,000.
     The net cash used by our investing activities during the six months ended June 30, 2005 includes cash paid in connection with the LGI Combination of $703,868,000, cash paid for acquisitions of $639,988,000, capital expenditures of $550,424,000, net proceeds received upon dispositions of $150,756,000, and the net effect of other less significant sources and uses of cash.
     J:COM accounted for $154,822,000 of our consolidated capital expenditures during the six months ended June 30, 2005. During the past several years, J:COM has invested a significant amount of capital in connection with the expansion and upgrade of its network. With the expansion and upgrade of J:COM’s network substantially complete, J:COM anticipates that its capital expenditures during 2005 will primarily relate to customer installation costs, the costs of converting a portion of its analog cable television customers to digital and the costs associated with the expansion of its service offerings. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From an accounting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $70,474,000 of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $225,296,000 during the six months ended June 30, 2005. Including amounts expected to be financed under capital lease arrangements, J:COM management expects that its aggregate capital expenditures during 2005 will range between ¥52 billion ($469 million) and ¥57 billion ($514 million). Approximately one-third of such capital expenditures are expected to be financed under capital lease arrangements.
     UPC Broadband and VTR accounted for $311,610,000 and $43,977,000, respectively of our consolidated capital expenditures during the six months ended June 30, 2005, and $146,524,000 and $15,409,000, respectively, during the six months ended June 30, 2004. We expect the 2005 capital expenditures of UPC Broadband and VTR to continue to significantly exceed the comparable prior year amounts throughout 2005 due primarily to: (i) costs for customer premise equipment as we expect to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in certain locations and our launch of VoIP in major markets in Europe and in Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for UGC’s general support systems. In future periods, we expect UPC Broadband and VTR to continue to focus on increasing the penetration of services in their existing upgraded footprint and efficiently deploying capital aimed at services that result in positive net cash flows.
     During the six months ended June 30, 2005, the cash provided by our financing activities was $382,825,000. Such amount includes net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $855,466,000 (including $853,015,000 of proceeds received by J:COM in connection with its IPO) and net repayments of debt and capital lease obligations of $411,108,000.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     Off Balance Sheet Arrangements
     At June 30, 2005, Liberty guaranteed ¥4,466 million ($40,263,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2019. In connection with the spin off, we agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
     In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to our franchise authorities, customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.
     During 2004, we completed three transactions that resulted in the acquisition of our equity method investment in Mediatti through our consolidated subsidiary, Liberty Japan MC. Olympus, another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
     Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
     As further described in note 5 to the accompanying condensed consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. chellomedia has a corresponding call right.
     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price, and its debt interest in VTR at par plus unpaid interest. We have reflected the $12,992,000 fair value of this put obligation at June 30, 2005 in other long-term liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
     For a description of our contingent liabilities related to certain legal proceedings, see note 14 to the accompanying condensed consolidated financial statements.
     We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
     In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

     Contractual Commitments
     As of June 30, 2005, the U.S. dollar equivalent (based on June 30, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments due during:
	Six months
	ended	Year ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
		amounts in thousands
Debt (excluding interest):
U.S. dollar	$26,371	$8,390	$8,833	$10,683	$20,571	$1,874,375	$1,949,223
Euro	3,383	3,495	712	658	1,424	2,716,508	2,726,180
Japanese Yen	39,023	104,423	183,775	281,949	384,517	340,954	1,334,641
Other	1,413	23,362	31,149	31,149	32,707	37,382	157,162

	70,190	139,670	224,469	324,439	439,219	4,969,219	6,176,206

Capital leases (excluding interest):
Euro	2,542	2,810	2,765	3,000	3,289	27,178	41,584
Japanese Yen	45,535	79,213	61,738	47,250	36,420	36,696	306,852
Other	139	430	—	—	—	—	569

	48,216	82,453	64,503	50,250	39,709	63,874	349,005

Operating leases:
U.S. dollar	2,083	3,617	3,286	3,243	3,061	12,682	27,972
Euro	48,511	80,760	74,037	54,035	44,239	144,117	445,699
Japanese Yen	4,522	7,886	6,259	4,830	4,034	7,799	35,330
Other	2,828	4,342	3,477	3,451	3,447	3,397	20,942

	57,944	96,605	87,059	65,559	54,781	167,995	529,943

Programming and other purchase obligations:
U.S. dollar	4,038	2,890	2,718	2,854	731	—	13,231
Euro	86,574	27,756	25,248	19,145	9,323	18,056	186,102
Other	9,352	18,695	—	—	—	—	28,047

	99,964	49,341	27,966	21,999	10,054	18,056	227,380

Other commitments:
Euro	40,473	12,806	10,522	8,315	8,095	29,172	109,383
Japanese Yen	26,089	—	—	—	—	—	26,089
Other	818	374	—	—	—	—	1,192

	67,380	13,180	10,522	8,315	8,095	29,172	136,664

Total:
U.S. dollar	32,492	14,897	14,837	16,780	24,363	1,887,057	1,990,426
Euro	181,483	127,627	113,284	85,153	66,370	2,935,031	3,508,948
Japanese Yen	115,169	191,522	251,772	334,029	424,971	385,449	1,702,912
Other	14,550	47,203	34,626	34,600	36,154	40,779	207,912

	$343,694	$381,249	$414,519	$470,562	$551,858	$5,248,316	$7,410,198

Projected cash interest payments on debt and capital lease obligations*	$183,994	$364,104	$357,229	$346,696	$335,214	$537,961	$2,125,198

*	Based on interest rates and contractual maturities in effect as of June 30, 2005.

     Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us.
     Other commitments consist of commitments to rebuild or upgrade cable systems, extend the cable network to new developments, and perform network maintenance and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications. Other commitments also include J:COM’s commitments pursuant to unfunded noncontributory defined benefit severance and retirement plans.
     In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
Cash and Investments
     We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in the Japanese yen, euros and, to a lesser degree, other currencies. At June 30, 2005, we and J:COM held cash balances of $385,466,000 and $455,968,000, respectively, that were denominated in Japanese yen and UGC held cash balances of $216,646,000 that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
     We are also exposed to market price fluctuations related to our investments in equity securities. At June 30, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $723 million.
Foreign Currency Risk
     We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and Japanese yen as 40% and 33% of our U.S. dollar revenue during the six months ended June 30, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Chilean peso, the Hungarian Forint and other local currencies in Europe.
     In order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our consolidated investment in Super Media/J:COM, we have entered into collar agreements with a notional amount of ¥20 billion ($180 million). As of June 30, 2005, these collar agreements had a weighted average remaining term of less than one month, an average call price of ¥105/U.S. dollar and an average put price of ¥110/U.S. dollar.
     J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of June 30, 2005 such forward contracts had an aggregate notional amount of ¥2,615 million ($24 million), and expire on various dates through December 2005. The forward contracts have not been designated as hedges. Accordingly, changes in the fair value of these contracts are recorded in operations. The fair value of these contracts at June 30, 2005 was not material.
     The relationship between the euro, Japanese yen, Chilean peso and the Hungarian forint and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
Spot rates:	2005	2004
Euro	0.8268	0.7333
Japanese yen	110.92	102.41
Chilean peso	578.54	559.19
Hungarian forint	204.45	180.59

Average rates:	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Euro	0.7929	0.8301	0.7768	0.8141
Japanese yen	107.46	106.62	105.79	107.88
Chilean peso	581.95	629.10	580.19	607.30
Hungarian forint	197.96	209.25	188.38	208.57
     Inflation and Foreign Investment Risk
     Certain of our operating companies operate in countries where the rate of inflation is higher than that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material. Our foreign operating companies are all directly affected by their respective countries’ government, economic, fiscal and monetary policies and other political factors.
     Interest Rate Risks
     We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding and the TIBOR-indexed debt of J:COM. Both UPC Broadband Holding and J:COM have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. UPC Broadband Holding and J:COM use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UPC Broadband Holding and J:COM also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates. UPC Broadband Holding and J:COM manage the credit risks associated with their derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UPC Broadband Holding and J:COM to losses in the event of nonperformance, neither UPC Broadband Holding nor J:COM expect such losses, if any, to be significant.
     UPC Broadband Holding Cross-Currency Swaps — In June 2003, UPC Broadband Holding entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped to euros at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR (London Inter Bank Offer Rate) interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C of the UPC Broadband Holding Bank Facility (see note 9) in December 2004, UPC Broadband Holding paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remaining notional amount of $176,020,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Holding Bank Facility in March 2005, when this swap was terminated.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in December 2004, UPC Broadband Holding entered into a seven year cross-currency and interest rate swap pursuant to which a notional amount of $525 million was swapped to euros at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of U.S. dollar LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
     In connection with the refinancing of the UPC Broadband Holding Bank Facility in March 2005, UPC Broadband Holding entered into a seven and a half year cross-currency and interest rate swap pursuant to which a notional amount of $1.250 billion was swapped to euros at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into a fixed rate (including margin) of 6.06%.
     UPC Broadband Holding Interest Rate Swaps — In March 2005, UPC Broadband Holding: (i) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion ($1,209 million) was swapped into a fixed interest rate (excluding margin) of 3.28% from July 2005 until April 2010; (ii) entered into an interest rate swap pursuant to which a notional amount of €525 million ($635 million) was swapped into a fixed interest rate (excluding margin) of 2.26% from April through December 2005; and (iii) entered into an interest rate swap pursuant to which a notional amount of €550 million ($665 million) was swapped into a fixed interest rate (excluding margin) of 2.3% from July through December 2005.

     In June 2005 UPC Broadband Holding entered into an interest rate swap pursuant to which a notional amount of €500 million ($605 million) was swapped into a fixed rate (excluding margin) of 2.96% from January 2006 through October 2012.
     UPC Broadband Holding Interest Rate Caps — During the first and second quarter of 2004, UPC Broadband Holding purchased interest rate caps for a total cost of $21,442,000 capping the variable interest rate excluding margin at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totalling €2.4 billion ($2,903 million) to €2.6 billion ($3,145 million) for 2005 and €1 billion ($1,209 million) to €1.5 billion ($1,814 million) for 2006.
     In March 2005 UPC Broadband Holding purchased interest rate caps that capped the variable EURIBOR interest rate excluding margin at 3.5% on a notional amount of €750.0 million ($907 million) for 2007.
     J:COM Swaps - At June 30, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥45 billion ($406 million). These swap agreements, which expire on various dates through 2009, effectively fix the TIBOR component of the variable interest rates on borrowings pursuant to the J:COM Senior Facility. The fixed TIBOR rates to be paid by J:COM pursuant to these swap agreements range from 0.52% to 0.70%. J:COM accounts for these derivative instruments as cash flow hedging instruments. Derivative instruments that are accounted for as cash flow hedging instruments are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net. The fair value of these swap agreements at June 30, 2005 was not material.
     In January 2005, J:COM settled interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion ($216 million). The loss recognized in operations during the six months ended June 30, 2005 in connection with the settlement of these swap and cap agreements was not material.
     Weighted Average Variable Interest Rate - At June 30, 2005, the weighted-average interest rate (including margin) on variable rate indebtedness of our consolidated subsidiaries was approximately 4.7%. Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $27,235,000.
     Derivative Instruments
     The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both LGI’s Series A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statement of operations. During the six months ended June 30, 2005, we recognized an unrealized gain on the embedded equity derivative of $47,298,000. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	June 30,	December 31,
	2005	2004
	amounts in thousands
Debt host contract	$434,586	$462,164
Embedded equity derivative	146,347	193,645

	$580,933	$655,809

     In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair market value, subject to a $140 million floor price, and its debt interest in VTR at par plus unpaid interest. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
     At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of UPC Broadband Holding, and (ii) public debt of Cablevisión. During the six months ended June 30, 2005, we received cash proceeds of $21,952,000 upon termination of these total return swaps.
     Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. On April 7, 2005, we terminated the variable forward transaction with respect to the remaining 5,500,000 shares and received cash proceeds of $1,650,000.
     During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LGI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005.
     Subsequent to June 30, 2005, we paid $11,240,000 to enter into call option contracts pursuant to which we contemporaneously (i) sold call options on 250,000 shares of LGI Series A common stock at an exercise price of $46.14 and (ii) purchased call options on 250,000 shares with an exercise price of zero. In connection with the August 8, 2005 expiration of these contracts, we received a cash payment of $11,535,000.
     In August 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corporation Class A common stock. In consideration for entering into the forward contract, we received approximately $75 million. The forward contract is scheduled to mature in July of 2009, at which time we are required to deliver a variable number of shares of News Corporation Class A common stock to the counterparty not to exceed 5,500,000 shares. If the per share price of News Corporation Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24 we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corporation Class A common stock to secure our obligations under the forward contract.
     Credit Risk
     In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
     In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2005, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. We began consolidating the financial results of MS Irish Cable and its subsidiary, NTL Ireland, effective May 1, 2005, pursuant to the requirements of FIN 46(R). Because we do not control MS Irish Cable, our disclosure controls and procedures with respect to information regarding MS Irish Cable also are more limited than those for consolidated subsidiaries we control.
(c) Changes in internal control over financial reporting
     As discussed in Item 9A. Controls and Procedures in our Form 10-K/A, as of December 31, 2004, our then majority owned subsidiary, UGC, which files its own annual and quarterly reports with the SEC, identified a material weakness in its internal controls over financial reporting related to the accounting for complex financial instruments. During the second quarter of 2005, UGC has taken steps to remediate this material weakness by enhancing the guidance in the company’s accounting policy manual around accounting for complex financial instruments and adding additional layers of review within the treasury process and the accounting process.
     We believe these changes remediate the material weakness at UGC relating to the accounting for complex financial instruments; however UGC has not yet tested the operating effectiveness of the controls. Accordingly, UGC will continue to monitor the effectiveness of the internal controls over financial reporting related to accounting for complex financial instruments and will make any further changes management determines appropriate.
     Except as described above, no change in our internal control over financial reporting occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We are continuing our evaluation, documentation and testing of our internal controls over financial reporting so that management will be able to report on, and our independent registered public accounting firm will be able to attest to, our internal controls as of December 31, 2005, as required by applicable laws and regulations.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Class Action Lawsuits Relating to the Merger Transaction with UGC — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. On May 5, 2005, the plaintiffs filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
     Cignal — On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, the former Cignal shareholders filed an appeal against the district court decision.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 19, 2004, the registration statement on Form S-1, as amended (File No. 333-116157), of our predecessor issuer, LMI, was declared effective by the Securities and Exchange Commission. The registration statement registered the offer and sale of up to 28,245,000 shares of LMI Series A common stock and up to 1,690,000 shares of LMI Series B common stock acquirable upon exercise of an equal number of the corresponding series of LMI subscription rights, which were distributed pro rata to holders of record of LMI common stock at 5:00 p.m., New York City time, on July 26, 2004. Each whole Series A right entitled the holder thereof to purchase one share of LMI Series A common stock for a subscription price of $25.00 per share, and each whole Series B right entitled the holder thereof to purchase one share of LMI Series B common stock for a subscription price of $27.50 per share. The rights offering expired in accordance with its terms on August 23, 2004. An aggregate of 28,245,000 shares of LMI Series A common stock and 1,211,157 shares of LMI Series B common stock were issued to properly exercising rightsholders.

     In the rights offering, LMI incurred expenses aggregating $3,771,000, which consisted of SEC registration fees and third party vendor fees, such as printer costs, and LMI received approximately $739,432,000 in gross proceeds. During the third quarter of 2004, LMI used a portion of the net proceeds of the rights offering to repay notes payable in the aggregate principal amount of $116,666,000 to Liberty Media Corporation and to repay $30,000,000 of certain other indebtedness. During the second quarter of 2005, LMI loaned us approximately $703 million to fund (i) the cash consideration payable to the former stockholders of UGC in the LGI Combination and (ii) the direct costs of the LGI Combination. The remaining proceeds of LMI’s rights offering were used to partially fund this loan.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 15, 2005, LMI held its 2005 Annual Meeting of Stockholders. At this meeting, the following four matters were submitted to a vote of LMI’s stockholders:
     1. A proposal (which we refer to as the merger proposal) to adopt the Agreement and Plan of Merger, dated as of January 17, 2005, among LMI, UGC, our company and two subsidiaries of our company, pursuant to which, among other things, LMI and UGC became wholly owned subsidiaries of our company, which was approved at the annual meeting. The transaction contemplated by the merger proposal (which we refer to as the LGI Combination) was consummated on June 15, 2005.
     2. A proposal (which we refer to as the LMI election of directors proposal) to elect David E. Rapley and Larry E. Romrell to serve as Class I members of LMI’s board of directors, which was approved at the annual meeting. In connection with the consummation of the LGI Combination, Messrs. Rapley and Romrell resigned from the board of directors of LMI and were elected as members of our board of directors, in each case, on June 15, 2005.
     3. A proposal (which we refer to as the LMI incentive plan proposal) to approve the Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) which was approved at the annual meeting. This plan, which was renamed the Liberty Global, Inc. 2005 Incentive Plan, was assumed by our company in connection with the consummation of the LGI Combination.
     4. A proposal (which we refer to as the LMI auditors ratification proposal) to ratify the selection of KPMG LLP as LMI’s independent auditors for the year ending December 31, 2005 which was approved at the annual meeting.
     Below is a table setting forth the voting results with respect to each of these proposals:

					Broker
Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Non-Votes
Merger Proposal	194,861,430	1,782,193	—	154,993	22,911,197
LMI Election of Directors Proposal	—	—	—	—	—
— David E. Rapley	217,715,357	1,987,362	7,094	—	—
— Larry E. Romrell	214,143,460	1,987,362	3,578,991	—	—
LMI Incentive Plan Proposal	150,612,098	45,991,432	—	195,086	22,911,197
LMI Auditors Ratification Proposal	218,272,268	1,257,484	—	180,061	—

Item 5. Other Information
     Prior to the LGI Combination, our predecessor issuer, LMI, had established a process by which its shareholders could recommend candidates for nomination to LMI’s board of directors. At a June 15, 2005 board meeting, our board of directors adopted a substantially similar process by which our shareholders may recommend candidates for nomination to our board of directors. A copy of our nominations process may be obtained by our shareholders, without charge, upon a written or oral request submitted to our Investor Relations Department.
Item 6. Exhibits.
     Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):
3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Merger 8-K)

4	Instruments Defining the Rights of Security Holders:

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)

4.3	First Supplemental Indenture, dated as of May 24, 2005, between UnitedGlobalCom, Inc. (“UGC”) and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))

4.4	Second Supplemental Indenture, dated as June 15, 2005, among the Registrant, UGC and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.4 to the Merger 8-K)

4.5	Notice of Merger and Conversion Period delivered to holders of UGC’s 1-3/4% Convertible Senior Notes due April 15, 2024 (incorporated by reference to Exhibit 99.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))
10	Material Contracts

10.1	Liberty Global, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Merger 8-K)

10.2	Form of Liberty Global, Inc. 2005 Incentive Plan Non-Qualified Stock Option Agreement*

10.3	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 4, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 4, 2005 (the “Director Compensation 8-K”))

10.4	Form of Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Merger 8-K)

10.5	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective August 4, 2005) (incorporated by reference to Exhibit 10.1 to the Director Compensation 8-K)

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Certification of President and Chief Executive Officer.*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer).*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer).*

32	Section 1350 Certification.*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY GLOBAL, INC.

Date: August 11, 2005	By:	/s/ MICHAEL T. FRIES

Michael T. Fries President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ CHARLES H.R. BRACKEN

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2005	By:	/s/ BERNARD G. DVORAK

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Merger 8-K)

4	Instruments Defining the Rights of Security Holders:

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)

4.3	First Supplemental Indenture, dated as of May 24, 2005, between UnitedGlobalCom, Inc. (“UGC”) and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))

4.4	Second Supplemental Indenture, dated as June 15, 2005, among the Registrant, UGC and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.4 to the Merger 8-K)

4.5	Notice of Merger and Conversion Period delivered to holders of UGC’s 1-3/4% Convertible Senior Notes due April 15, 2024 (incorporated by reference to Exhibit 99.1 to UGC’s Current Report on Form 8-K, dated May 24, 2005 (File No. 000-49658))
10	Material Contracts

10.1	Liberty Global, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Merger 8-K)

10.2	Form of Liberty Global, Inc. 2005 Incentive Plan Non-Qualified Stock Option Agreement*

10.3	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 4, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 4, 2005 (the “Director Compensation 8-K”))

10.4	Form of Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Merger 8-K)

10.5	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective August 4, 2005) (incorporated by reference to Exhibit 10.1 to the Director Compensation 8-K)

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Certification of President and Chief Executive Officer.*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer).*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer).*

32	Section 1350 Certification.*

*	Filed herewith