Form 10-Q
period 2005-09-30
Liberty Global, Inc.
filed 2005-11-10
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-51360
Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4643 S. Ulster Street, Suite 1300 Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)
Registrant’s telephone number, including area code:
(303) 220-6600
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
          Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
          The number of outstanding shares of Liberty Global, Inc.’s common stock as of October 25, 2005 was:
Series A common stock 229,787,774 shares;
Series B common stock 7,264,300 shares; and
Series C common stock 237,308,527 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September, 30,	December 31,
	2005	2004

	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$2,414,504	$2,529,115
Trade receivables, net	254,063	203,890
Other receivables, net	101,043	165,631
Available-for-sale investment	326,160	—
Other current assets	505,800	261,509

Total current assets	3,601,570	3,160,145
Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	844,842	1,865,642
Other investments	581,616	838,608
Property and equipment, net (note 8)	6,863,142	4,335,537
Goodwill (note 8)	6,729,051	2,667,279
Franchise rights and other intangible assets not subject to amortization	225,724	230,674
Intangible assets subject to amortization, net (note 8)	654,903	382,599
Deferred tax assets	131,065	77,313
Other assets, net	394,495	144,566

Total assets	$20,026,408	$13,702,363

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30,	December 31,
	2005	2004

	amounts in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$478,596	$363,549
Accrued liabilities and other	754,517	645,627
Deferred and advance payments from subscribers and others (note 10)	324,346	353,069
Current portion of debt and capital lease obligations (note 9)	322,855	36,827

Total current liabilities	1,880,314	1,399,072
Long-term debt and capital lease obligations (note 9)	7,055,638	4,955,919
Deferred tax liabilities	580,424	458,138
Other long-term liabilities (note 10)	875,811	432,018

Total liabilities	10,392,187	7,245,147

Commitments and contingencies (note 14)

Minority interests in subsidiaries	1,757,575	1,216,710

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 232,024,666 and 168,514,962 shares at September 30, 2005 and December 31, 2004, respectively	2,320	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,264,300 shares	73	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 239,296,905 and 175,779,262 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (note 1)	2,393	1,758
Additional paid-in capital	9,970,009	6,999,877
Accumulated deficit	(1,898,829)	(1,649,007)
Accumulated other comprehensive earnings (loss), net of taxes	(95,124)	14,010
Deferred compensation	(13,560)	—
Shares held by subsidiaries	(90,594)	—
Treasury stock, at cost	(42)	(127,890)

Total stockholders’ equity	7,876,646	5,240,506

Total liabilities and stockholders’ equity	$20,026,408	$13,702,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands, except per share amounts
Revenue (note 12)	$1,295,795	$708,807	$3,807,317	$1,865,416

Operating costs and expenses:
Operating (other than depreciation) (note 12)	553,265	286,814	1,590,848	743,990
Selling, general and administrative (SG&A) (note 12)	279,206	170,679	875,818	467,901
Stock-based compensation expense — primarily SG&A (note 3)	60,784	13,377	122,310	66,120
Depreciation and amortization (note 8)	365,187	253,615	1,038,602	696,624
Impairment, restructuring and other operating charges	930	27,807	3,705	53,214

	1,259,372	752,292	3,631,283	2,027,849

Operating income (loss)	36,423	(43,485)	176,034	(162,433)

Other income (expense):
Interest expense (notes 9 and 12)	(134,405)	(67,653)	(312,161)	(221,639)
Interest and dividend income (note 12)	18,851	18,849	61,704	44,043
Share of earnings (losses) of affiliates, net (note 6)	2,055	15,673	(14,752)	54,518
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	(29,178)	11,255	125,991	86,640
Foreign currency transaction gains (losses), net	7,349	25,890	(194,298)	(1,240)
Gain on exchange of investment securities (note 5)	—	168,301	—	168,301
Other-than-temporary declines in fair value of investments (note 5)	—	(12,429)	—	(15,115)
Gain (loss) on extinguishment of debt	—	—	(12,631)	35,787
Gains (losses) on disposition of assets, net (notes 5 and 13)	277	(12,092)	25,855	12,632
Other income (expense), net	6	(1,861)	1,279	(7,535)

	(135,045)	145,933	(319,013)	156,392

Earnings (loss) before income taxes and minority interests	(98,622)	102,448	(142,979)	(6,041)
Income tax expense	(28,449)	(56,634)	(30,241)	(91,027)
Minority interests in losses (earnings) of subsidiaries, net	(25,737)	32,735	(76,602)	120,692

Net earnings (loss)	$(152,808)	$78,549	$(249,822)	$23,624

Historical and pro forma earnings (loss) per common share — basic and diluted (note 2)	$(0.32)	$0.23	$(0.63)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Net earnings (loss)	$(152,808)	$78,549	$(249,822)	$23,624

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12,831	22,971	(182,852)	(18,331)
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	—	—	51,712	(143)
Unrealized gains (losses) on available-for-sale securities	21,633	(15,458)	22,965	(29,636)
Reclassification adjustment for net gains on available-for-sale securities included in net earnings (loss) (note 5)	—	(89,281)	—	(89,281)
Unrealized gain (loss) on cash flow hedge	1,064	—	(1,627)	—
Reclassification adjustment for loss on cash flow hedge included in net loss	210	—	668	—

Other comprehensive earnings (loss)	35,738	(81,768)	(109,134)	(137,391)

Comprehensive loss	$(117,070)	$(3,219)	$(358,956)	$(113,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Nine months ended September 30, 2005

						Accumulated
						other
						comprehensive
	Common stock			Additional		earnings		Shares	Treasury	Total
				paid-in	Accumulated	(loss),	Deferred	held by	stock, at	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	subsidiaries	cost	equity

	amounts in thousands
Balance at January 1, 2005	$1,685	$73	$1,758	$6,999,877	$(1,649,007)	$14,010	$—	$—	$(127,890)	$5,240,506
Net loss	—	—	—	—	(249,822)	—	—	—	—	(249,822)
Other comprehensive loss, net of taxes	—	—	—	—	—	(109,134)	—	—	—	(109,134)
Adjustment due to issuance of stock by J:COM (note 5)	—	—	—	118,895	—	—	—	—	—	118,895
Cancellation of treasury stock	(30)	—	(30)	(127,830)	—	—	—	—	127,890	—
Issuance of restricted stock	4	—	4	13,552	—	—	(13,560)	—	—	—
Shares issued in LGI Combination, net of issuance costs (note 5)	657	—	657	2,875,971	—	—	—	(90,594)	—	2,786,691
Stock issued in connection with equity incentive and 401(K) plans	4	—	4	9,053	—	—	—	—	—	9,061
Repurchase of common stock	—	—	—	—	—	—	—	—	(42)	(42)
Stock-based compensation (note 3)	—	—	—	57,084	—	—	—	—	—	57,084
Net cash received in connection with structured stock repurchase instruments (note 11)	—	—	—	296	—	—	—	—	—	296
Tax benefits allocated from Liberty Media Corporation pursuant to Tax Sharing Agreement (note 12)	—	—	—	24,671	—	—	—	—	—	24,671
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	(1,560)	—	—	—	—	—	(1,560)

Balance at September 30, 2005	$2,320	$73	$2,393	$9,970,009	$(1,898,829)	$(95,124)	$(13,560)	$(90,594)	$(42)	$7,876,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,

	2005	2004

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(249,822)	$23,624
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	122,310	66,120
Depreciation and amortization	1,038,602	696,624
Impairment, restructuring and other operating charges, net	3,705	53,214
Amortization of deferred financing costs and non-cash interest	78,887	25,475
Share of losses (earnings) of affiliates, net	14,752	(54,518)
Realized and unrealized gains on derivative instruments, net	(125,991)	(86,640)
Foreign currency transaction losses, net	194,298	1,240
Gain on exchange of investment securities	—	(168,301)
Other-than-temporary declines in fair value of investments	—	15,115
Loss (gain) on extinguishment of debt	12,631	(35,787)
Gains on disposition of assets, net	(25,855)	(12,632)
Deferred income tax expense (benefit)	(12,008)	59,007
Minority interests in earnings (losses) of subsidiaries	76,602	(120,692)
Non-cash recognition of deferred revenue	(22,982)	—
Non-cash charges from Liberty Media Corporation	—	15,490
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and other	131,661	(55,832)
Payables and accruals	(220,095)	95,635

Net cash provided by operating activities	1,016,695	517,142

Cash flows from investing activities:
Capital expended for property and equipment	(832,959)	(325,262)
Proceeds received upon disposition of assets	151,733	163,950
Cash paid in connection with acquisitions, net of cash acquired	(755,540)	(428,156)
Cash paid in connection with LGI Combination	(703,868)	—
Payment of deposit for pending acquisition	(131,142)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	56,883	—
Net cash received (paid) to purchase or settle derivative instruments	77,545	(69,672)
Purchases of short-term liquid investments	(51,809)	(244,859)
Proceeds from sale of short-term liquid investments	69,312	135,371
Change in restricted cash	28,724	1,685
Investments in and loans to affiliates and others	(20,231)	(241,183)
Repayment of amounts loaned to affiliate	—	129,237
Other investing activities, net	2,454	3,638

Net cash used by investing activities	(2,108,898)	(875,251)

Cash flows from financing activities:
Borrowings of debt	4,250,798	1,214,534
Repayments of debt and capital lease obligations	(3,924,329)	(981,601)
Net proceeds from rights offering	—	735,661
Proceeds from issuance of stock by subsidiaries	857,969	486,457
Payment of deferred financing costs	(62,180)	(50,410)
Contributions from Liberty Media Corporation	—	704,250
Other financing activities, net	5,669	(13,287)

Net cash provided by financing activities	1,127,927	2,095,604

Effect of exchange rates on cash	(150,335)	(11,518)

Net increase (decrease) in cash and cash equivalents	(114,611)	1,725,977
Cash and cash equivalents:
Beginning of period	2,529,115	12,753

End of period	$2,414,504	$1,738,730

Supplemental Cash Flow Disclosures
Cash paid for interest	$231,471	$231,139

Net cash paid for taxes	$29,708	$2,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(1)	Basis of Presentation
      Liberty Global, Inc. (LGI) was formed on January 13, 2005, for the purpose of effecting the combination of Liberty Media International, Inc. (LMI) and UnitedGlobalCom, Inc. (UGC). LMI is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty), including a majority interest in UGC, an international broadband communications provider. We refer to these assets and subsidiaries of Liberty prior to June 2004 collectively as LMC International. On June 7, 2004, Liberty distributed to its stockholders, on a pro rata basis, all of the outstanding shares of LMI’s common stock, and LMI became an independent, publicly traded company. In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
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
      On September 6, 2005, LGI effected a stock split in the form of a stock dividend (the Stock Dividend) of LGI Series C common stock to holders of record of LGI Series A and Series B common stock as of 5:00 p.m., New York City time, on August 26, 2005, which was the record date for the Stock Dividend (the Record Date). In the Stock Dividend, holders received one share of LGI Series C common stock for each share of LGI Series A common stock, and one share of LGI Series C common stock for each share of LGI Series B common stock, held of record as of the Record Date. Unless otherwise indicated, all LGI share and per share amounts presented herein have been retroactively adjusted to give effect to the Stock Dividend, notwithstanding the fact that no shares of LGI Series C common stock were issued and outstanding prior to September 6, 2005.
      LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated operations in 19 countries outside of the continental United States, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary United Pan Europe Communications, N.V. (UPC) and its broadband communications division (UPC Broadband), we provide video, voice and Internet access services in 14 European countries. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) minority interests in communications companies in Europe, Australia and Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina, and (iv) minority interests in certain programming businesses in Europe, Japan and Australia. Our consolidated programming interests in Europe are primarily held through chellomedia B.V. (chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe.
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on September 26, 2005.
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of construction and installation costs, useful lives of property and equipment, and restructuring accruals. Actual results could differ from those estimates.
      We do not control the decision making process or business management practices of our equity affiliates or the entities that we consolidate solely pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). Accordingly, we rely on management of these entities to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our condensed consolidated financial statements. For information concerning these entities, see notes 5 and 6.
      Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of September 30, 2005.
      Certain prior period amounts have been reclassified to conform to the current year presentation.

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
      On June 7, 2004, our common stock was distributed on a pro rata basis to Liberty’s shareholders in a spin off transaction. In connection with the spin off, holders of Liberty common stock on June 1, 2004 received in the aggregate 139,921,145 shares of LGI Series A common stock and 6,053,143 shares of LGI Series B common stock, and 145,974,288 shares of LGI Series C common stock.
      On July 26, 2004, we commenced a rights offering (the July 2004 Rights Offering) whereby holders of record of LGI common stock on that date received 0.20 transferable subscription rights for each share of LGI common stock held. Pursuant to the terms of the July 2004 Rights Offering, we issued 28,245,000 shares of LGI Series A common stock, 1,211,157 shares of LGI Series B common stock and 29,456,157 shares of LGI series C common stock in exchange for aggregate proceeds of $739,432,000 before deducting related offering costs of $3,771,000. As a result of the July 2004 Rights Offering, certain terms of the then outstanding LGI stock options were modified.
      In connection with the LGI Combination, (i) all then outstanding options to purchase LMI common stock and restricted stock under the LMI 2004 Incentive Plan, the 2004 Nonemployee Director Incentive Plan and the Transitional Stock Adjustment Plan were converted, at a 1:1 ratio, into options to purchase LGI common stock and restricted LGI stock of the corresponding series, and (ii) all then outstanding options to

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase UGC common stock, restricted stock and stock appreciation rights (SARs) under UGC’s various incentive plans were converted at a ratio of 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock for each share of UGC common stock, with a corresponding conversion adjustment to the exercise or base price.
      In connection with the Stock Dividend, (i) each then outstanding stock option, share of restricted stock and SARs under LGI’s various incentive plans (collectively referred to as stock awards) with respect to LGI Series A common stock was converted into one corresponding stock award with respect to LGI Series A common stock and one corresponding stock award with respect to LGI Series C common stock, (ii) each then outstanding stock award with respect to LGI Series B common stock was converted into one corresponding stock award with respect to LGI Series B common stock and one corresponding stock award with respect to LGI Series C common stock, and (iii) the exercise and base prices for the converted stock options and SARs were adjusted proportionately based on market price information for the LGI Series A common stock, LGI Series B common stock and LGI Series C common stock on September 7, 2005, the first day of regular way trading for the LGI Series C common stock. As a result of these adjustments, 51.37% and 48.63% of the exercise prices for the former options to purchase LGI Series A common stock were allocated to the exercise prices for the converted options to purchase LGI Series A common stock and LGI Series C common stock, respectively, and (ii) 52.401% and 47.599% of the exercise prices for the former options to purchase LGI Series B common stock were allocated to the exercise prices for the converted options to purchase LGI Series B common stock and LGI Series C common stock, respectively.
      All references herein to the number and terms of outstanding LGI stock options, SARs and restricted stock reflect the modifications that were made in connection with the July 2004 Rights Offering, the LGI Combination and the Stock Dividend.
      The pro forma net earnings (loss) per share for the three and nine months ended September 30, 2004 set forth in the accompanying condensed consolidated statements of operations was computed assuming that the shares issued in the spin off were issued and outstanding since January 1, 2004. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the July 2004 Rights Offering, have been increased to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic and Diluted:
Weighted average common shares outstanding before adjustment	478,291,508	334,846,386	396,436,294	306,351,762
Adjustment for July 2004 Rights Offering	—	3,731,792	—	10,375,144

Weighted average common shares, as adjusted	478,291,508	338,578,178	396,436,294	316,726,906

      For information concerning potential common shares that could dilute basic EPS in the future, see note 11.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Stock-Based Compensation

Fair Value Method
      We account for stock-based compensation awards to non-employees and employees of nonconsolidated affiliated companies using the fair value method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing model and is remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM had such non-employee awards outstanding during any of the periods presented. J:COM has calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 1.5% and an expected life of five years. See below for additional information concerning J:COM stock options.

Intrinsic Value Method
      We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation expense for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and SARs using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
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
      As a result of the modification of certain terms of UGC stock options in connection with UGC’s February 2004 rights offering, we began accounting for stock options granted by UGC prior to February 2004 as variable-plan options. UGC stock options granted subsequent to February 2004 were accounted for as fixed-plan options through the date of the LGI Combination. Due to the modification of certain terms of the then outstanding UGC stock options in connection with the LGI Combination as described above, we began accounting for the then remaining UGC fixed-plan options as variable-plan options. As a result of these adjustments, most of the outstanding LGI stock options at September 30, 2005 are accounted for as variable-plan awards.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We also record stock-based compensation expense with respect to an LGI subsidiary stock plan pursuant to which certain LGI officers have an indirect ownership interest in J:COM.
      As further described in note 5, we are recording stock-based compensation expense in connection with restricted shares of LGI Series A common stock and LGI Series C common stock issued to, and certain Zone Vision Networks Ltd. (Zone Vision) common stock held by, certain selling shareholders of Zone Vision. The restricted shares of LGI Series A common stock and LGI Series C common stock were issued in exchange for UGC Class A common stock in connection with the LGI Combination. The issuance of these and other restricted shares of LGI Series A common stock and LGI Series C common stock in exchange for restricted shares of UGC Class A common stock in connection with the LGI Combination resulted in the establishment of a new measurement date as of June 15, 2005.
      The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options granted in tandem with SARs:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands, except per share amounts
Net earnings (loss)	$(152,808)	$78,549	$(249,822)	$23,624
Add stock-based compensation expense as determined under the intrinsic value method, net of taxes and minority interest	21,495	438	39,481	13,538
Deduct stock-based compensation expense as determined under the fair value method, net of taxes and minority interest	(7,817)	(1,947)	(27,563)	(15,954)

Pro forma net earnings (loss)	$(139,130)	$77,040	$(237,904)	$21,208

Basic and diluted earnings (loss) per share:
As reported	$(0.32)	$0.23	$(0.63)	$0.07

Pro forma	$(0.29)	$0.23	$(0.60)	$0.07

J:COM Stock Option Plans
      J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM’s consolidated managed franchises and for directors and employees of J:COM’s

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nonconsolidated managed franchises and other non-employees. Pursuant to these plans, J:COM’s board of directors and shareholders approved the grant of J:COM’s ordinary shares at an initial exercise price of ¥92,000 ($810) per share. The exercise price was subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO price. The exercise price was adjusted during the first quarter of 2005 to ¥80,000 ($705) per share in connection with the consummation of J:COM’s IPO. For additional information concerning J:COM’s IPO, see note 5.
      The following table summarizes certain information concerning the shares underlying J:COM’s outstanding employee and non-employee stock options and warrants at September 30, 2005:

Options outstanding	183,822
Weighted average exercise price	¥80,136
Weighted average remaining contractual life	6.1 years
Options exercisable	140,836

(4)	Recent Accounting Pronouncements

Statement No. 123(R)
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. Statement No. 123(R) will require then outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
      We are required to adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include modified prospective and modified retroactive adoption methods. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the modified retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Although we are continuing to evaluate the requirements of Statement No. 123(R), we have determined that we will use the modified prospective method to adopt Statement No. 123(R). We expect that the adoption of Statement No. 123(R) will have a material impact on our results of operations.

Statement No. 154
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Issue No. 05-08
      In September 2005, the EITF reached a consensus on Emerging Issues Task Force Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (Issue No. 05-08). Based on the consensus, a temporary difference arises as the result of an entity issuing convertible debt with a beneficial conversion feature. Additionally, the EITF agreed that the deferred tax liability for the related temporary difference should be recorded as an adjustment to additional paid-in capital.
      This consensus will be effective for the first annual or quarterly fiscal period beginning after December 15, 2005. Retrospective transition is required for all instruments with a beneficial conversion feature accounted for in accordance with Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (Issue 98-5) and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (Issue 00-27).
      As further described in note 9, UGC issued the UGC Convertible Notes in April 2004. The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. Although the UGC Convertible Notes do not contain a beneficial conversion feature, we believe that the tax accounting considerations set forth in Issue 05-08 are similar to those associated with the UGC Convertible Notes. Accordingly, we have concluded that our tax accounting for the UGC Convertible Notes should not be different than that prescribed by Issue 05-08, except that the deferred taxes associated with the UGC Convertible Notes should be charged or credited to our statement of operations to match the statement of operations treatment required for changes in the carrying values of the components of the UGC Convertible Notes. We intend to retrospectively adopt the provisions of Issue 05-08 in our consolidated financial statements as of and for the year ended December 31, 2005, and for the applicable comparative periods.

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
      In the LGI Combination, (i) each outstanding share of LMI Series A common stock, LMI Series B common stock and LMI Series C common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LMI and its wholly owned subsidiaries) were converted into the right to receive for each share of common stock owned either (i) 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock (plus cash for

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any fractional share interest) or (ii) $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. The effects of the LGI Combination have been included in our historical condensed consolidated financial statements beginning with the June 15, 2005 acquisition date.
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

Shares of LGI Series A common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765
Shares of LGI Series C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765

131,389,530

Fair value of LGI Series A and C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries	$2,878,219
Fair value of LGI Series A and C common stock issued to UGC subsidiaries	(90,594)

Fair value of outstanding LGI Series A and C common stock issued to UGC stockholders	2,787,625
Cash consideration	694,517
Direct acquisitions costs	9,351

Total purchase price	3,491,493
Elimination of minority interest in UGC	(1,000,939)

Purchase price allocated to the net assets of UGC	$2,490,554

      The fair value of the shares issued to UGC stockholders other than LMI in the LGI Combination was derived from a fair value of $43.812 per share of LMI Series A common stock, which was the average of the quoted market price per share of LMI Series A common stock (before giving effect to the Stock Dividend) for the period beginning two trading days before and ending two trading days after the date that the LGI Combination was agreed to and announced (January 18, 2005). After eliminating the minority interest in UGC from our condensed consolidated balance sheet, we allocated the remaining purchase price to the identifiable assets and liabilities of UGC based on preliminary assessments of their respective fair values (taking into account the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill. The purchase accounting for this step acquisition is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of UGC. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      LGI stock options, SARs and restricted stock awards that were issued in exchange for corresponding stock awards of UGC have not been included in the purchase price for the UGC interest acquired by LGI in the LGI Combination as all of these former UGC stock awards were granted and/or modified subsequent to the date that LGI gained control of UGC.
      In addition to the shares issued to the former stockholders of UGC (other than LMI and its wholly owned subsidiaries), LGI also issued 165,537,591 shares of LGI Series A common stock, 7,264,300 shares of LGI Series B common stock and 172,801,891 shares of LGI Series C common stock to the former stockholders of LMI. As the issuance of these shares represents a change in legal organization and not a purchase acquisition, we have accounted for the issuance of these shares at carryover basis.

Consolidation of MS Irish Cable
      On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland). NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. Certain obligations of UPC Ireland are guaranteed by our subsidiary and UPC Ireland’s immediate parent, UPC.
      MS Irish Cable acquired NTL Ireland from the NTL Group on May 9, 2005. On that date, pursuant to a loan agreement (the Loan Agreement), UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland, to pay certain taxes related to the acquisition and to provide for MS Irish Cable’s working capital needs. Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.
      UPC Ireland’s acquisition of MS Irish Cable from MS Irish Cable’s parent company, Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), is subject to receipt of applicable Irish regulatory approval. On November 4, 2005, the Irish Competition Authority approved the acquisition subject to certain conditions designed to address concerns relating to cross-ownership of interests in other media businesses, in particular the ownership interest of John C. Malone, the Chairman of our board of directors, in Liberty, Liberty’s ownership interest in News Corporation (News Corp.) and News Corp.’s ownership interest in British Sky Broadcasting. The conditions relate to the process by which decisions are made with respect to the activities of the Irish business. The acquisition is now subject to independent review by the Minister of Enterprise, Trade and Employment, who may make independent findings on non-competition grounds. If the Minister does not make any additional findings by December 4, 2005, the Competition Authority’s decision will become final.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      MS Irish Cable’s acquisition of NTL Ireland has been accounted for using the purchase method of accounting. The total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), which includes direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005) and an €8,412,000 ($10,804,000 at May 9, 2005) adjustment for cash held by NTL Ireland on the closing date, has been allocated to the acquired identifiable tangible and intangible assets and liabilities of NTL Ireland based on their respective fair values, with excess purchase consideration over the fair value of such net identifiable assets allocated to goodwill. The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of NTL Ireland. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. The effects of any such adjustments are not expected to be material in relationship to our total assets or operating results.

VTR Acquisition of Metrópolis
      On April 13, 2005, VTR completed its previously announced merger with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband distribution company. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A. (CCI) in the amount of ChP6.067 billion ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metropolis included the assumption of $25,773,000 in debt payable to a Chilean telecommunications company (CTC) and ChP30.335 billion ($51,773,000 at April 13, 2005) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. See note 9. VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.
      In the absence of quoted market prices for VTR common stock, we estimated the fair value of the 20% interest in VTR that was exchanged for CCC’s interest in Metrópolis to be $180 million. The estimate was based on a discounted cash flow analysis and other available market data. Including the approximate $11,755,000 fair value at April 13, 2005 of the put right that UGC granted to CCC and $3,391,000 in direct acquisition costs, the preliminary purchase price for CCC’s interest in Metrópolis totaled approximately $195,146,000. We accounted for this merger as (i) a step acquisition by our company of an additional 30% interest in Metrópolis, and (ii) the sale of a 20% interest in VTR. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (taking into account the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. Our proportionate share of Metrópolis’ net assets represented by our historical 50% interest in Metrópolis was recorded at historical cost. UGC recorded a loss of approximately $4,573,000 associated with the dilution of its indirect ownership interest in VTR from 100% to 80% as a result of the transaction. Our share of this loss was reflected as a reduction of additional paid-in capital in our condensed consolidated statement of stockholders’ equity. For financial reporting purposes, we began consolidating the results of operations of Metrópolis on April 1, 2005.
      The purchase accounting for this acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Metrópolis. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. The effects of any such adjustments are not expected to be material in relationship to our total assets or operating results.

Acquisitions of Noos and the Remaining 19.9% Minority Interest in UPC Broadband France
      On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43,732,000 ($56,883,000 as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567,102,000 ($689,989,000 at the transaction dates), consisting of €487,085,000 ($592,633,000) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000) and €8,678,000 ($10,558,000) of direct acquisition costs.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2005, a subsidiary of UPC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our condensed consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France, taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.

Consolidation of Super Media/ J:COM
      On December 28, 2004, our 45.45% ownership interest in J:COM, and a 19.78% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in LMI/ Sumisho Super Media LLC (Super Media). Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
      Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J:COM announced an IPO of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by our company and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by our company has a casting or deciding vote with respect to any management committee decision on which our company and Sumitomo are unable to agree. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to (i) engage in any business other than holding J:COM shares, (ii) sell J:COM shares, (iii) issue additional units in Super Media, (iv) make in-kind distributions or (v) dissolve Super Media, in each case subject to certain exceptions contemplated by the Super Media operating agreement. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Increase
(decrease)

amounts in
thousands
Assets:
Cash	$101,749
Other current assets	165,534
Property and equipment, net	2,441,196
Goodwill	1,875,285
Investments in affiliates	(987,290)
Other assets, net	142,393

Total assets	$3,738,867

Liabilities and stockholders’ equity:
Current liabilities	$398,549
Long-term debt and capital lease obligations	2,112,722
Other long-term liabilities	415,099
Minority interests in subsidiaries	812,497

Total liabilities and stockholders’ equity	$3,738,867

      On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79,117,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. Also on March 23, 2005, Sumitomo contributed additional J:COM shares to Super Media, increasing Sumitomo’s interest in Super Media to 32.40%, and decreasing our company’s interest in Super Media to 67.60%. Sumitomo and our company are generally required to contribute to Super Media any additional shares of J:COM that either party acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. After giving effect to Sumitomo’s additional contribution of J:COM shares to Super Media and the consummation of J:COM’s IPO, including the subsequent exercise of the underwriters’ over-allotment option, Super Media’s ownership interest in J:COM was approximately 54.46%.
      In connection with the dilution of our ownership interest that resulted from (i) J:COM’s issuance of common shares in March and April 2005 pursuant to its IPO and (ii) the exercise of stock options, we recorded a $118,895,000 gain, which is reflected as an increase to additional paid-in capital in our accompanying condensed consolidated statement of stockholders’ equity. We provided no income taxes on this gain as we ceased providing income taxes on our outside basis in Super Media/ J:COM when we began consolidating these entities on January 1, 2005.
      Sumitomo also held an approximate 8.3% direct interest in J:COM until September 26, 2005, when such interest was contributed to Super Media. In connection with this contribution, we recorded a $202,189,000 non-cash increase to minority interests in subsidiaries in our condensed consolidated balance sheet.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2005, Super Media’s ownership interest in J:COM was 62.71% and LGI’s ownership interest in Super Media was 58.66%.

Pro Forma Data
      The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2005 give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis, and the April 2005 acquisition of the 19.9% minority interest in UPC Broadband France, as if such transactions had been completed as of January 1, 2005. The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2004, give effect to the June 15, 2005 LGI Combination, the May 9, 2005 consolidation of MS Irish Cable, VTR’s April 13, 2005 acquisition of Metrópolis, the April 2005 acquisition of the 19.9% minority interest in UPC Broadband France, the January 1, 2005 consolidation of Super Media/J:COM and the July 1, 2004 acquisition of Noos, as if such transactions had been completed as of January 1, 2004. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Nine months ended
	September 30,

	2005	2004

	amounts in thousands, except
	per share amounts
Revenue	$3,872,569	$3,307,391

Net loss	$(291,873)	$(157,011)

Basic and diluted loss per share	$(0.62)	$(0.33)

Other 2005 Acquisitions
      Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,111 shares of LGI Series A common stock and 351,111 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
      The Zone Vision Class A shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the LGI Series A common stock and LGI Series C common stock that we issued as purchase consideration. The Class B1 shares and the LGI Series A common stock and LGI Series C common stock vest through the continuing employment of one or more of such employees over five years at a rate of 5% per quarter. However, the vesting of 40% of the LGI Series A common stock and LGI Series C common stock also is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 shares and the shares of LGI Series A common stock and LGI Series C common stock are linked to continuing employment, we accounted for these shares as stock-based compensation. We record increases to the minority interest in Zone Vision as the Class B1 shares vest.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times EBITDA, as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.
      Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe.
      Chofu — On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, Inc. (Chofu Cable), a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). As a result of this transaction, J:COM acquired an approximate 92% equity interest in Chofu Cable.
      Odakyu — On September 30, 2005, J:COM paid cash of ¥9,200 million ($81,022,000) and assumed debt and capital lease obligations of ¥5,517 million ($48,587,000) to purchase 100% of the outstanding shares of Odakyu Telecommunications Services Co., Ltd. (Odakyu) from Odakyu Electric Railway Ltd. J:COM immediately repaid ¥3,490 million ($30,735,000) of the assumed debt.
      Accounting Treatment of Zone Vision, Telemach, Chofu and Odakyu Acquisitions — We accounted for the Zone Vision and Telemach transactions and J:COM accounted for the Chofu and Odakyu acquisitions using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the Telemach and Odakyu acquisitions, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the respective identifiable tangible and intangible assets and liabilities. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. We do not expect these adjustments to be material in relationship to our total assets or operating results. Our results of operations would not have been materially affected if the Zone Vision, Telemach, Chofu and Odakyu acquisitions had occurred at the beginning of either of the respective nine month periods ended September 30, 2005 or 2004.

Acquisitions Completed Subsequent to September 30, 2005
      As further discussed in note 16, we completed the acquisitions of Cablecom and Astral subsequent to September 30, 2005.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHL
      On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited (Chorus), owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL acquisition is deemed to have occurred on June 1, 2004. Our results of operations would not have been materially affected if the PHL acquisition had occurred at the beginning of either of the respective nine month periods ended September 30, 2005 or 2004.

Dispositions
      EWT Holding GmbH Investment — In January 2005, we sold our 28.7% interest in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,067,000 at the transaction dates) in cash. We received €27,000,000 ($35,439,000 at the transaction date) of the sale price in January 2005, and we received the remainder in June 2005. We recorded a gain of $28,186,000 in connection with this transaction.
      The Wireless Group Investment — In June 2005, we sold our equity method investment in The Wireless Group plc for cash proceeds of £20,304,000 ($37,126,000 at the transaction date). We recorded a gain of $17,261,000 in connection with this transaction.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      TyC and FPAS Investments — In April 2005, we completed the sale of our interests in Torneos y Competencias S.A. (TyC) and Fox Pan American Sports, LLC (FPAS). For additional information, see note 6.
      Cablevisión Subscription Rights — In March 2005, we completed the sale of a subscription right with respect to Cablevisión S.A. (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40,527,000. For additional information, see note 13.
      Telewest Investment — On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest Global Inc. (Telewest), the successor to Telewest Communications plc. In connection with this transaction, we recognized a pre-tax gain of $168,301,000, representing the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes. During the third and fourth quarters of 2004, we sold all of the acquired Telewest shares for aggregate cash proceeds of $215,708,000, resulting in a pre-tax loss of $16,407,000. Based on our third quarter 2004 determination that we would dispose of all remaining Telewest shares during the fourth quarter of 2004, the $12,429,000 excess of the carrying value over the fair value of the Telewest shares that we held as of September 30, 2004 was included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Consistent with our classification of the Senior Notes and Senior Discount Notes and the Telewest common stock as available-for-sale securities, the above-described gains and losses were reflected as components of our accumulated other comprehensive loss account prior to their reclassification into our consolidated statements of operations.

(6)	Investments in Affiliates Accounted for Using the Equity Method
      Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

			December 31,
	September 30, 2005		2004

	Percentage	Carrying	Carrying
	ownership	amount	amount

		dollar amounts in thousands
Super Media/ J:COM	(a)	$—	$1,052,468
Jupiter Programming Co., Ltd. (JPC)	50%	271,315	290,224
Telenet Group Holdings N.V. (Telenet)	(b)	178,518	232,649
Austar United Communications Ltd. (Austar United)	34%	154,726	19,204
Mediatti Communications, Inc. (Mediatti)	(c)	62,518	58,586
Other	Various	177,765	212,511

		$844,842	$1,865,642

(a)	For information concerning our ownership interest in Super Media and Super Media’s ownership interest in J:COM, see note 5.

(b)	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below and note 16.

(c)	We hold our ownership interest in Mediatti through a 94.6% owned subsidiary, which in turn owns a 36.4% voting interest and an additional 6.64% interest that has limited veto rights.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects our share of earnings (losses) of affiliates including any charges for other-than-temporary declines in value:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Super Media/ J:COM	$—	$14,344	$—	$47,376
JPC	6,739	2,943	23,299	11,021
Telenet	(7,256)	—	(19,126)	—
Austar United	(1,342)	4,183	3,782	2,506
Mediatti	(596)	(268)	(5,789)	(1,936)
TyC	—	(1,164)	(18,468)	737
Metrópolis	—	(2,618)	(6,782)	(7,842)
Other	4,510	(1,747)	8,332	2,656

	$2,055	$15,673	$(14,752)	$54,518

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
      Summarized financial information of J:COM for the period in which we used the equity method to account for J:COM is as follows (amounts in thousands):

Nine months ended
September 30, 2004

Results of Operations
Revenue	$1,090,476
Operating, selling, general and administrative expenses	(657,364)
Stock compensation expense	(636)
Depreciation and amortization	(263,844)

Operating income	168,632
Interest expense, net	(52,123)
Other, net	(12,028)

Net earnings	$104,481

Telenet
      On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired LMI’s wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the Investcos) and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the Investco debt security. At September 30, 2005, the accreted value of our preferred interest in Belgium Cable Investors was $174,049,000. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. At September 30, 2005, (i) Belgian Cable Investors held an indirect 14.1% interest in Telenet and certain call options to purchase additional shares of Telenet, and (ii) the Investcos held certain warrants convertible into additional shares of Telenet. For additional information regarding these call options and warrants, see note 16. Belgian Cable Investors’ indirect 14.1% interest in Telenet at September 30, 2005 resulted from its majority ownership of the Investcos. At September 30, 2005, the Investcos directly held in the aggregate 18.93% of the common stock of Telenet, and pursuant to a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the Investcos, controlled the voting and disposition of 21.28% of the stock of Telenet at September 30, 2005, including the stock held by the Investcos. As further described in note 14, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.
      On October 14, 2005, we purchased an additional interest in Telenet in connection with Telenet’s IPO. For additional information, see note 16.

Austar United
      We own an approximate 34% indirect interest in Austar United, a pay-TV provider in Australia. The increase in the carrying value of our investment from December 31, 2004 to September 30, 2005 is due primarily to the application of purchase accounting in connection with the LGI Combination.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Derivative Instruments
      The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	September 30,	December 31,
	2005	2004

	amounts in thousands
UPC Broadband Holding B.V. (UPC Broadband Holding) cross-currency and interest rate swaps and caps	$94,306	$(23,264)
CCC put right	(10,870)	—
J:COM interest rate swaps	559	—
Foreign exchange contracts	(1,356)	(5,257)
Embedded derivatives(1)	1,483	(48)
Variable forward transaction (News Corp. Class A common stock)	—	(3,305)
Call agreements on LGI common stock	—	49,218
Total return debt swaps	—	23,731

Total(1)	84,122	41,075

Current asset	859	73,507
Current liability	(13,505)	(14,636)
Long-term asset	128,812	2,568
Long-term liability	(32,044)	(20,364)

Total(1)	$84,122	$41,075

(1)	Excludes embedded derivative components of the UGC Convertible Notes and the prepaid forward sale of News Corp. Class A common stock entered into in August 2005, as these amounts are presented together with the host debt instrument in long-term debt and capital lease obligations in the accompanying condensed consolidated balance sheet. See note 9.
      Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$27,328	$(19,344)	$123,135	$(17,018)
Embedded derivatives(1)	(57,735)	12,568	(10,128)	72,928
Foreign exchange contracts	(893)	3,098	8,609	9,314
CCC put right	2,122	—	885	—
Variable forward transaction (News Corp. Class A common stock)	—	13,834	4,954	20,002
Other	—	1,099	(1,464)	1,414

	$(29,178)	$11,255	$125,991	$86,640

(1)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes and the prepaid forward sale of News Corp. Class A common stock entered into in August 2005. See note 9.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With the exception of J:COM’s interest rate swaps, none of our derivative instruments have been designated as hedges.

UPC Broadband Holding Cross-currency and Interest Rate Swaps and Caps
      UPC Broadband Holding, a subsidiary of UPC, has entered into cross-currency and interest rate swaps, interest rate caps and cross-currency forwards to manage foreign currency and interest rate exposure. The terms of these contracts outstanding at September 30, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

			Interest rate	Interest rate
	Principal	Notional	(on principal	(on notional
	amount due	amount due	amount) due	amount) due
	from	to	from	to
Maturity date	counterparty	counterparty	counterparty	counterparty

	amounts in thousands
(1) December 2011	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
(2) October 2012	1,250,000	994,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,387,500

(1)	Swap contract effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, LIBOR-indexed floating rate debt to Euro-denominated, EURIBOR-indexed floating rate debt.

(2)	Effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, floating rate debt to Euro-denominated, fixed rate debt (including margin).

Interest Rate Swaps:

		Variable	Fixed interest
		interest rate	rate, excluding
		due from	margin, due to
Maturity date	Principal amount	counterparty	counterparty

	amounts in thousands
(3) January 2006	€1,075,000	EURIBOR	2.29%
(3) April 2010	1,000,000	EURIBOR	3.28%
(3) September 2012	500,000	EURIBOR	2.96%

	€2,575,000

(3)	Swap contract effectively fixes the EURIBOR rate (excluding margin) on the indicated principal amount of UPC’s Euro-denominated debt.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Caps:

Maturity date	Principal amount	Cap level(4)

	amounts in thousands
(4) January 2006	€2,600,000	3.0%
(4) July 2006	900,000	4.0%
(4) January 2007	1,000,000	4.0%
(4) January 2008	750,000	3.5%

	€5,250,000

(4)	Caps the EURIBOR variable interest rate (excluding margin) on the indicated principal amount of UPC Broadband’s euro-denominated debt.

CCC Put Right
      In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to CCC with respect to the 20% interest in VTR owned by CCC. For additional information, see note 5.

J:COM Interest Rate Swaps
      At September 30, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥44,899 million ($395,412,000), and their terms were as follows:

	Fixed TIBOR
	rate to be
	paid by
Maturity date	J:COM	Notional amount

		amounts in millions
June 30, 2009	0.52%	¥34,899
December 30, 2009	0.55%	5,500
December 30, 2009	0.69%	1,500
December 30, 2009	0.70%	3,000

		¥44,899

      These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) component of the variable interest rates on borrowings pursuant to the J:COM Senior Facility (see note 9). J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, they are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net.

Foreign Exchange Contracts
      J:COM Foreign Currency Forward Contracts — J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of September 30, 2005, such forward contracts effectively allow J:COM to convert a total of ¥1,532 million to a total of $14,010,000 through January 2006. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.
      VTR Foreign Currency Forward Contracts — VTR has several outstanding forward contracts with two commercial banks to reduce foreign currency exposures related to U.S. dollar-denominated programming

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs. As of September 30, 2005 such forward contracts effectively allow VTR to convert a total of ChP11,827 million to a total of $20,900,000 through July 2006. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.
      LGI Foreign Currency Contracts — As of September 30, 2005, all of the yen forward and collar agreements that had been entered into by LGI had been settled.

Embedded Derivatives
      Our embedded derivatives include the equity derivative that is embedded in the UGC Convertible Notes, the equity derivative that is embedded in the prepaid forward transaction with respect to our investment in News Corp. Class A common stock and other less significant embedded derivatives. For additional information concerning the UGC Convertible Notes and the prepaid forward transaction, see note 9.

Variable Forward Transactions
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

Call Agreements on LGI common stock
      During the fourth quarter of 2004, we paid aggregate cash consideration of $47,505,000 to enter into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LGI Series A common stock and 1,210,000 shares of LGI Series C common stock at combined exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock and LGI Series C common stock with an exercise price of zero. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005. We accounted for these call agreements as derivative assets due to the fact that the agreements did not meet all of the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (Issue 00-19), for classification as equity instruments.

Total Return Debt Swaps
      At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of UPC Broadband Holding, and (ii) public debt of Cablevisión. During the first quarter of 2005, we received cash proceeds of $21,952,000 upon termination of these total return swaps.
      See note 16 for additional information concerning derivative instruments.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Cable distribution systems	$8,202,708	$4,426,279
Support capital and other	187,066	910,067

	8,389,774	5,336,346
Accumulated depreciation	(1,526,632)	(1,000,809)

Property and equipment, net	$6,863,142	$4,335,537

      Depreciation expense related to our property and equipment was $331,020,000 and $236,155,000 for the three months ended September 30, 2005 and 2004, respectively, and $957,858,000 and $647,516,000 for the nine months ended September 30, 2005 and 2004, respectively.
      At September 30, 2005 and December 31, 2004, the amount of property and equipment, net, recorded under capital leases was $335,932,000 and $35,429,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
      During the nine months ended September 30, 2005, we recorded $106,204,000 of non-cash increases to our property and equipment as a result of assets acquired under capital lease arrangements. Most of these lease arrangements were entered into by J:COM.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

				Release of
				pre-
				acquisition	Foreign
				valuation	currency
	January 1,	LGI	Other	allowance	translation	September 30,
	2005	Combination	acquisitions	and other	adjustments	2005

	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$823,496	$605,766	$—	$(1,070)	$(96,873)	$1,331,319
France	6,494	105,024	26,795	(17)	(2,464)	135,832
Austria	545,214	225,716	—	(2,637)	(64,063)	704,230
Other Western Europe	282,048	203,661	280,555	(10,344)	(56,136)	699,784

Total Western Europe	1,657,252	1,140,167	307,350	(14,068)	(219,536)	2,871,165

Hungary	192,984	215,900	—	(179)	(22,806)	385,899
Other Central and Eastern Europe	121,383	257,846	69,543	(1,658)	(5,399)	441,715

Total Central and Eastern Europe	314,367	473,746	69,543	(1,837)	(28,205)	827,614

Total Europe (UPC Broadband)	1,971,619	1,613,913	376,893	(15,905)	(247,741)	3,698,779
Japan (J:COM)(1)	2,077,861	—	125,018	(23,847)	(136,843)	2,042,189
Chile (VTR)	199,086	139,981	226,941	(1,340)	35,066	599,734
Corporate and Other	293,998	77,107	28,029	(8,916)	(1,869)	388,349

Total LGI(1)	$4,542,564	$1,831,001	$756,881	$(50,008)	$(351,387)	$6,729,051

(1)	The January 1, 2005 balance for J:COM includes $1,875,285,000 that is associated with the January 1, 2005 consolidation of Super Media/ J:COM. See note 5.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization
      The details of our intangible assets that are subject to amortization are set forth below:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Gross carrying amount
Customer relationships	$648,298	$426,213
Other	43,236	31,420

	$691,534	$457,633

Accumulated amortization
Customer relationships	$(24,231)	$(69,038)
Other	(12,400)	(5,996)

	$(36,631)	$(75,034)

Net carrying amount
Customer relationships	$624,067	$357,175
Other	30,836	25,424

	$654,903	$382,599

      Amortization of intangible assets with finite useful lives was $34,167,000 and $17,460,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization of intangible assets with finite useful lives was $80,744,000 and $49,108,000 for the nine months ended September 30, 2005 and 2004, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

Three months ended December 31, 2005	$30,981
Year ended December 31, 2006	118,023
Year ended December 31, 2007	116,128
Year ended December 31, 2008	112,513
Year ended December 31, 2009	89,692
Thereafter	187,566

Total	$654,903

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Debt:
UPC Broadband Holding Bank Facility	$3,808,205	$3,927,830
J:COM Senior Facility	1,124,460	—
UPC Holding B.V. (UPC Holding) Senior Notes	601,540	—
UGC Convertible Notes	646,587	655,809
VTR Bank Facility	331,261	97,941
Other debt:
J:COM	180,953	—
Other subsidiaries	326,871	262,812

Total debt	7,019,877	4,944,392

Capital lease obligations:
J:COM	317,104	—
Other subsidiaries	41,512	48,354

Total capital lease obligations	358,616	48,354

Total debt and capital lease obligations	7,378,493	4,992,746
Current maturities	(322,855)	(36,827)

Total long-term debt and capital lease obligations	$7,055,638	$4,955,919

UPC Broadband Holding Bank Facility
      The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility, originally executed in October 2000 and amended from time to time, is secured by a pledge over the shares of UPC Broadband Holdings and the shares of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 8, 2005, the UPC Broadband Holding Bank Facility was amended to permit indebtedness under: (i) a new €1,000 million term loan facility (Facility G) maturing in full on April 1, 2010; (ii) a new term loan facility (Facility H) maturing in full on September 30, 2012, of which €550 million is denominated in euros and $1,250 million is denominated in U.S. dollars; and (iii) a €500 million redrawable term loan (Facility I) maturing in full on April 1, 2010. In connection with this amendment, €166.8 million of the existing revolving credit facility (Facility A) was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate borrowing capacity of €1,000 million under Facilities A and I can be used to fund acquisitions and for general corporate purposes, subject to compliance with applicable covenants, as further described in note 2 to the following table.
      The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility are as follows:

				December 31,
		September 30, 2005		2004

	Denomination		Outstanding	Outstanding
Facility	Currency	Interest rate(3)	principal amount	principal amount

			amounts in thousands
A(1)(2)	Euro	EURIBOR + 2.50%	$—	$—
B	Euro	—	—	1,581,927
C1	Euro	—	—	60,464
C2	USD	—	—	176,020
E	Euro	—	—	1,393,501
F1(1)	Euro	EURIBOR + 3.25%	168,431	190,918
F2(1)	USD	LIBOR + 3.00%	525,000	525,000
G(1)	Euro	EURIBOR + 2.50%	1,203,080	—
H1(1)	Euro	EURIBOR + 2.50%	661,694	—
H2(1)	USD	LIBOR + 2.50%	1,250,000	—
I(1)(2)	Euro	EURIBOR + 2.50%	—	—

Total			$3,808,205	$3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility and Facility I is a redrawable term loan facility, and each provides up to €500 million ($601.5 million) of borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the September 30, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities at September 30, 2005 was approximately €295 million ($355 million). In connection with our October 2005 transfer of Chorus to UPC Broadband Holding, UPC Broadband Holding borrowed €110 million ($132 million) of the availability under Facility A. As a result of scheduled changes in required covenants, the aggregate borrowing availability at December 31, 2005 under Facility A and Facility I will decrease significantly from the September 30, 2005 amount unless UPC Broadband Holding is able to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility), through acquisitions or otherwise, or reduce its senior debt. Facility A and Facility I provide for an annual commitment fee of 0.75% of the unused portion of each Facility.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Interest rate information shown in the table does not reflect the impact of interest rate exchange agreements. As of September 30, 2005, six month EURIBOR and LIBOR rates were approximately 2.21% and 4.23%, respectively. Excluding the effects of interest rate exchange agreements, the weighted-average interest rate on all Facilities at September 30, 2005 was approximately 5.75%.

J:COM Senior Facility
      On December 15, 2004, J:COM entered into a ¥175 billion ($1,541 million) senior syndicated facility (J:COM Senior Facility) which consists of a ¥130 billion ($1,145 million) term loan facility (J:COM Term Loan Facility), a ¥20 billion ($176 million) revolving facility (J:COM Revolving Facility) and a ¥25 billion ($220 million) guarantee facility (J:COM Guarantee Facility). Concurrently J:COM entered into a ¥50 billion ($440 million) subordinated syndicated loan facility (J:COM Mezzanine Facility). On December 21, 2004, J:COM made full drawdowns from each of the J:COM Term Loan Facility and the J:COM Mezzanine Facility. Subsequent to the completion of J:COM’s IPO in March 2005, the J:COM Mezzanine Facility was repaid in full. The J:COM Mezzanine Facility is not available for future borrowings. At September 30, 2005, the aggregate amount outstanding pursuant to the J:COM Term Loan Facility was approximately ¥127.7 billion ($1.1 billion).
      The J:COM Term Loan Facility consists of a five year ¥90 billion ($793 million) Tranche A Term Loan Facility (J:COM Tranche A Facility) and a seven year ¥40 billion ($352 million) Tranche B Term Loan Facility (J:COM Tranche B Facility). Final maturity dates of the J:COM Tranche A Facility and J:COM Tranche B Facility are December 31, 2009 and December 31, 2011, respectively. Loan repayment of the J:COM Tranche A Facility and the J:COM Tranche B Facility commence on September 30, 2005 and June 30, 2009, respectively, each based on a defined rate reduction each quarter thereafter until maturity.
      The J:COM Revolving Facility will be available for drawdown until one month prior to its final maturity of December 31, 2009. At September 30, 2005, J:COM had ¥20 billion ($176 million) of borrowing availability pursuant to the J:COM Revolving Facility. A commitment fee of 0.50% per annum is payable on the unused available J:COM Revolving Facility during its availability period.
      The J:COM Guarantee Facility provides for seven years of bank guarantees on loans to J:COM and one of its equity affiliates from the Development Bank of Japan. The principal amount of the Development Bank of Japan loans that was guaranteed by the J:COM Guarantee Facility was approximately ¥19.3 billion ($170 million). Under the terms of the J:COM Guarantee Facility, J:COM pays fees ranging from 0.50% to 3.00% per annum (1.00% per annum at September 30, 2005), depending on the leverage ratio, as defined, of this guaranteed principal amount. The J:COM Guarantee Facility commitment reduces gradually according to the amount and schedule as defined in the J:COM Senior Facility agreement until final maturity at December 31, 2011. As of September 30, 2005 the guarantee commitment was ¥23.2 billion ($204 million). Such guarantee commitment will be further reduced to ¥21.6 billion ($190 million) by December 2006; ¥20.0 billion ($176 million) by December 2007; ¥18.6 billion ($164 million) by December 2008; ¥17.2 billion ($151 million) by December 2009; ¥15.8 billion ($139 million) by December 2010; and to ¥13.2 billion ($116 million) by December 2011. A commitment fee of 0.50% per annum is payable on the unused available J:COM Guarantee Facility (¥3.9 billion or $34 million at September 30, 2005).
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, the interest rate for the amounts outstanding under the J:COM Tranche A Facility and J:COM Tranche B Facility was 1.6% and 1.9% respectively.
      The J:COM Senior Facility contains requirements to make mandatory prepayments under certain circumstances and requires compliance with various financial covenants, such as Maximum Senior Debt to EBITDA Ratio, Maximum Senior Debt to Combined Total Capital Ratio, Minimum Debt Service Coverage Ratio, and Minimum Interest Coverage Ratio, as such terms are defined in the J:COM Senior Facility agreement. In addition, the J:COM Senior Facility contains certain limitations or prohibitions on additional indebtedness and requires J:COM to maintain interest hedging agreements on at least 50% of the outstanding amounts under the J:COM Tranche A Facility.
      The capital stock of J:COM subsidiaries, trademark and franchise rights held by J:COM and substantially all equipment held by J:COM’s subsidiaries were pledged to secure the loans from the Development Bank of Japan (see Other Debt below) and the J:COM Senior Facility.

UPC Holding Senior Notes
      On July 29, 2005, UPC Holding, our indirect wholly-owned subsidiary and the owner of a 100% interest in UPC Broadband Holding, issued €500 million ($607 million at July 29, 2005) principal amount of Senior Notes due 2014. The Senior Notes mature on January 15, 2014 and bear interest at a rate of 7.75% per annum. The net proceeds will be used for general corporate purposes. The Senior Notes are secured by a first ranking pledge of all shares of UPC Holding. Subsequent to September 30, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014. See note 16.

UGC Convertible Notes
      On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock at an aggregate conversion price of €45.2719 for one share of LGI Series A common stock and one share of LGI Series C common stock, which was equivalent to a conversion price of $55.68 for one share of LGI Series A common stock and one share of LGI Series C common stock and a conversion rate of 22.09 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of LGI Series A common stock reaches a specified threshold, (2) the combined price of LGI Series A common stock and LGI Series C common stock reaches a specified threshold, (3) UGC has called the UGC Convertible

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes for redemption, (4) the trading price for the UGC Convertible Notes falls below either of two specified thresholds or (5) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Debt host contract	$438,454	$462,164
Embedded equity derivative	208,133	193,645

	$646,587	$655,809

VTR Bank Facility
      VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility (as amended, the VTR Bank Facility) totaling ChP175.502 billion ($331,261,000) as of September 30, 2005. In July 2005, VTR borrowed ChP14.724 billion ($25,456,000 as of July 4, 2005) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC (see note 5). On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of its existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank Facility, raising proceeds of ChP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans to our subsidiaries and $10,415,000 to repay a loan to CCC. Principal payments are due quarterly commencing December 17, 2006 with final maturity on June 17, 2012. The VTR Bank Facility bears interest at a variable interest rate (the 90 day peso-denominated Tasa Activa Bancaria), plus a margin of 1.15%, subject to change depending solely on VTR’s debt to EBITDA (as defined in the VTR Bank Facility) ratio. The interest rate on the VTR Bank Facility was 5.95% as of September 30, 2005. The VTR Bank Facility did not provide for any additional borrowing availability at September 30, 2005.
      The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to one of our subsidiaries and to future unsecured or subordinated indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of a ratio of EBITDA to interest expenditures; (v) maintenance of a total debt to EBITDA ratio; (vi) an EBITDA threshold for four consecutive quarters; and (vii) maintenance of a total liabilities to total shareholders’ equity ratio. The credit agreement allows for the distribution by VTR of certain restricted payments to its shareholders, as long as no default exists under the facility before or after giving effect to the distribution and VTR maintains certain minimum levels of cash, post distribution.

Other Debt
      Other debt at September 30, 2005 includes (i) yen denominated debt of J:COM with a U.S. dollar equivalent of $180,953,000, (ii) our Puerto Rico subsidiary’s outstanding borrowings of $127,500,000 pursuant

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to a $140 million secured bank facility, (iii) securities with a fair value of €88,732,000 ($106,752,000) issued by the Investcos, our consolidated subsidiaries that own a direct investment in Telenet, (iv) the $72,643,000 carrying value of the prepaid forward transaction with respect to News Corp. Class A common stock, and (v) other debt of our subsidiaries.
      The yen denominated debt of J:COM consists primarily of loans from the Development Bank of Japan. These loans have been made available to telecommunication companies operating in specific local areas. Certain of these borrowings are non-interest bearing while others bear interest at rates up to 6.8%. The maturity dates of these borrowings range from 2005 to 2019. As discussed above, the capital stock of J:COM subsidiaries, trademark and franchise rights held by J:COM and substantially all equipment held by J:COM’s subsidiaries were pledged to secure the loans from the Development Bank of Japan and the J:COM Senior Facility.
      Amounts outstanding under the Puerto Rico secured bank facility bear interest at variable rates (5% at September 30, 2005).
      As the securities issued by the Investcos to third parties are mandatorily redeemable on March 30, 2050, and are redeemable by the holder upon and at any time following an IPO of Telenet or the occurrence of certain other events, we have classified the September 30, 2005 fair value of these securities that are held by third parties (€88,732,000 ($106,752,000)) as debt. In connection with the consummation of the Telenet IPO on October 14, 2005, these securities held by third parties became immediately redeemable at the option of the holder. Accordingly, we have included the fair value of these mandatorily redeemable securities at September 30, 2005 in the current portion of debt and capital lease obligations in our condensed consolidated balance sheet. During the third quarter of 2005, we increased our estimate of the fair value of these mandatorily redeemable securities by €33,484,000 ($40,775,000 at the average rate during the period). The increase in fair value, which is included in interest expense in the accompanying condensed statement of operations, was largely associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. In connection with the Telenet IPO that occurred on October 14, 2005, €74,451,000 ($89,981,000 at October 14, 2005) of these securities were redeemed. For additional information, see notes 6 and 16.
      On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75,045,000. The forward contract includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75,045,000 received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in our condensed consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as set forth below (amounts in thousands):

September 30,
2005

amounts in thousands
Debt host contract	$75,585
Embedded equity derivative	(2,942)

$72,643

Maturities of Debt and Capital Lease Obligations
      Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Three months ended December 31, 2005	$139,830
Year ended December 31, 2006	134,595
Year ended December 31, 2007	241,152
Year ended December 31, 2008	337,502
Year ended December 31, 2009	530,990
Thereafter	5,607,458

Total debt maturities	6,991,527
Unamortized discounts on the UGC Convertible Notes and the News Corp. Class A common stock prepaid forward, net of fair value of related embedded equity derivatives	28,350

Total debt	$7,019,877

Current portion	$230,431

Noncurrent portion	$6,789,446

      Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in thousands):

Three months ended December 31, 2005	$30,802
Year ended December 31, 2006	99,090
Year ended December 31, 2007	79,195
Year ended December 31, 2008	63,203
Year ended December 31, 2009	50,744
Thereafter	84,742

407,776
Less: amount representing interest	(49,160)

Present value of net minimum lease payments	$358,616

Current portion	$92,424

Noncurrent portion	$266,192

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)     Deferred Revenue
      J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers suffering from poor reception of broadcast television signals caused by artificial obstacles. J:COM and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them during the agreement period. Under these agreements, J:COM and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the agreement periods, which are generally 20 years. At September 30, 2005, the deferred revenue under these arrangements was ¥43,693 million ($384,791,000). We have included $23,996,000 and $360,795,000 of this deferred revenue in deferred and advance payments from subscribers and others, and other long-term liabilities, respectively, in our condensed consolidated balance sheet. During the three and nine months ended September 30, 2005, J:COM recognized revenue under these arrangements totaling ¥838 million ($7,533,000 at the average exchange rate for the period) and ¥2,477 million ($22,982,000 at the average exchange rate for the period), respectively.
(11)     Stockholders’ Equity
      On September 6, 2005, LGI effected the Stock Dividend of LGI Series C common stock to holders of LGI Series A common stock and LGI Series B common stock as of the Record Date. For additional information, see note 1.
      Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. At September 30, 2005, there were 6,646,875, 3,066,716 and 9,713,591 shares of LGI Series A common stock, LGI Series B common stock and LGI Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, 7,357,828 shares of each of LGI Series A common stock and LGI Series C common stock reserved for issuance pursuant to outstanding stock appreciation rights and 11,044,375 common shares of each of LGI Series A common stock and LGI Series C common stock reserved for issuance upon conversion of the UGC Convertible Notes. In addition to these amounts, one share of LMI Series A common stock is reserved for issuance for each share of LMI Series B common stock that is either issued (7,264,300 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).
      A total of 2,266,800 LGI Series A common stock capped SARs and 2,266,800 LGI Series C common stock capped SARs are included in the total SARs outstanding at September 30, 2005. The holders of LGI Series A common stock capped SARs will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holders of LGI Series C common stock capped SARs will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.
      During the third quarter of 2005, we paid $11,240,000 to enter into a call option agreement pursuant to which we contemporaneously (i) sold call options on 250,000 shares of LGI Series A common stock and 250,000 shares of LGI Series C common stock at a combined exercise price of $46.14 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock and LGI Series C common stock with an exercise price of zero. In connection with the August 8, 2005 expiration of this agreement, we received a cash payment of $11,535,000. We accounted for this call agreement as an equity instrument due to the fact that the agreement met all of the requirements of Issue 00-19 for classification as an equity instrument.
(12)     Related Party Transactions
      Related party revenue of LGI (exclusive of J:COM) during the three and nine months ended September 30, 2005 was $3,644,000 and $7,167,000, respectively, which consisted primarily of management,

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advisory and license fees, call center charges and fees for uplink services charged to its equity method affiliates. Related party operating expenses of LGI (exclusive of J:COM) during the three and nine months ended September 30, 2005 were $5,903,000 and $15,841,000, respectively, which consisted primarily of programming costs and interconnect fees charged by its equity method affiliates.
      J:COM provides programming, construction, management and distribution services to its equity method affiliates. In addition, J:COM sells construction materials to such affiliates. The revenue from affiliates for such services provided and the related materials sold amounted to ¥1,544 million ($13,880,000 at the average exchange rate in effect for the period) and ¥4,022 million ($37,317,000 at the average exchange rate in effect for the period) during the three and nine months ended September 30, 2005, respectively.
      J:COM purchases certain cable television programming from JPC. Such purchases amounted to ¥1,120 million ($10,068,000 at the average exchange rate in effect for the period) and ¥3,298 million ($30,599,000 at the average exchange rate in effect for the period) during the three and nine months ended September 30, 2005, respectively, and are included in operating costs in the accompanying condensed consolidated statements of operations.
      J:COM pays monthly fees to a certain equity method affiliate for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM from its customers. Payments made to the affiliate under these arrangements amounted to ¥718 million ($6,455,000 at the average exchange rate in effect for the period) and ¥2,492 million ($23,121,000 at the average exchange rate in effect for the period) during the three and nine months ended September 30, 2005, respectively, and are included in operating costs in the accompanying condensed consolidated statements of operations.
      J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. The service fees paid to Sumitomo amounted to ¥217 million ($1,951,000 at the average exchange rate in effect for the period) and ¥674 million ($6,253,000 at the average exchange rate in effect for the period) during the three and nine months ended September 30, 2005, respectively. These amounts are included in SG&A expenses in the accompanying condensed consolidated statements of operations.
      J:COM leases, primarily in the form of capital leases, customer premise equipment, various office equipment and vehicles from two Sumitomo subsidiaries and an affiliate of Sumitomo. The aggregate amount of new lease obligations entered into during the three and nine months ended September 30, 2005 amounted to ¥3,865 million ($34,745,000 at the average exchange rate in effect for the period) and ¥11,261 million ($104,481,000 at the average exchange rate in effect for the period), respectively. Interest expense related to assets leased from these Sumitomo entities amounted to ¥263 million ($2,364,000 at the average exchange rate in effect for the period) and ¥772 million ($7,163,000 at the average exchange rate in effect for the period) during the three and nine months ended September 30, 2005, respectively.
      As discussed in more detail in note 5, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.
      During the three and nine months ended September 30, 2005 and 2004, we recognized interest income from equity method affiliates (including J:COM in 2004) and other related parties. Such interest income aggregated $154,000 and $2,287,000 during the three months ended September 30, 2005 and 2004, respectively, and $475,000 and $7,827,000 during the nine months ended September 30, 2005 and 2004, respectively.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the spin-off, we and Liberty entered into, among other agreements, a Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, Liberty allocated certain tax benefits aggregating $24,671,000 to our company during the third quarter of 2005. This allocation was finalized in connection with the filing of Liberty’s consolidated income tax return for the year ended December 31, 2004. The allocation of these tax benefits was treated as a capital transaction and reflected as an increase to additional paid-in capital in our condensed consolidated statement of stockholders’ equity.

(13)	Transactions with Officers and Directors

VLG Acquisition Corp.
      Prior to March 2, 2005, Liberty owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owns a 50% interest in Cablevisión, the largest cable television company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. A former executive officer of our company and a then officer of LMI were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).
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
      As a result of the foregoing transactions, the former executive officer of our company and the then officer of LMI who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.

(14)	Commitments and Contingencies

Commitments
      In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commit-

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments arising from our agreements with local franchise authorities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of September 30, 2005, the U.S. dollar equivalents (based on September 30, 2005 exchange rates) of such commitments are as follows:

	Payments due during:

	Three months
	ended	Years ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	amounts in thousands
Operating leases	$32,872	$107,931	$94,590	$67,484	$56,493	$168,280	$527,650
Programming and other purchase obligations	49,909	94,324	29,841	23,255	9,290	17,875	224,494
Other commitments	29,202	14,925	11,931	8,245	8,068	27,508	99,879

	$111,983	$217,180	$136,362	$98,984	$73,851	$213,663	$852,023

      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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

Contingent Obligations
      Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC, LLC, (Liberty Japan MC). Olympus Mediacom L.P. (Olympus), another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6.
      As further described in note 5, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has a corresponding call right.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $10,870,000 fair value of this put obligation at September 30, 2005 in other current liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 7.

Guarantees and Other Credit Enhancements
      At September 30, 2005, Liberty guaranteed ¥4,104 million ($36,144,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. In connection with the spin off, we agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
      At September 30, 2005, J:COM guaranteed ¥539 million ($4,748,000) of the debt of certain of its affiliates. The debt maturities range from 2007 to 2017.
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
      Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies,

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
      Netherlands Rate Increases — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for our analog video services in 2003–2005. The NMA concluded that the price increases were not excessive and therefore we did not abuse our dominant position in the analog video services market. This decision will be, for six weeks, open for appeal by parties who can show they have an interest in the matter.
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
      Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives and an additional nineteenth retail market for receipt of broadcast transmission signals to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. On May 19, 2005, OPTA published a draft decision that UPC NL has significant market power on the wholesale market for transmission of broadcast signals and on the retail market for receipt of broadcast signals in The Netherlands. Consequently, with respect to the wholesale market, OPTA has proposed imposing an obligation on UPC NL to allow network access to content providers and packagers who are seeking to distribute content on UPC NL’s network that is not already part of UPC NL’s own basic tier television offering. This access must be offered at cost oriented prices regulated by OPTA. Furthermore UPC NL would be obliged to grant program providers access to its basic tier offering in certain circumstances. These access obligations would not apply to third parties who have an alternative infrastructure or want to (i) duplicate existing programming packages or (ii) unbundle the network from the basic analog service.
      With respect to the retail market for receipt of broadcast signals, OPTA has proposed introducing an obligation for UPC NL to charge cost oriented subscription fees for its basic tier television offering, with prices to be regulated by OPTA. Furthermore UPC NL would be required to indicate to its customers which part of the subscription fees relates to network costs and which part relates to programming costs. OPTA has indicated its intention to impose a restriction on subscription rate increases (except for increases tied to consumer price index increases) pending completion of its review of existing rates charged by cable operators. OPTA has also indicated it may require UPC NL to unbundle its basic video service (analog or digital) from its other services.
      On September 28, 2005, OPTA notified the Commission of European Communities (EC Commission) of its draft decisions that UPC NL has significant market power on (i) the wholesale market for transmission of broadcast signals and (ii) the retail market for receipt of broadcast signals, in the Netherlands and the obligations it proposes to impose. On November 9, 2005, the EC Commission announced that (i) it approved

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the draft decision in relation to wholesale market for transmission of broadcast signals and (ii) that it started a second phase investigation in relation to the retail market for receipt of broadcast signals.
      UPC NL will continue to challenge the decision in relation to the wholesale market for transmission of broadcast signals through the competent courts in The Netherlands and will be engaged in the second phase investigation in relation to the retail market for receipt of broadcast signals. It is expected that this second phase investigation will be completed by the middle of December 2005. It is unclear at what time the decision in relation to the wholesale market for transmission of broadcast signals will come into force.
      The decision in relation to the wholesale market for transmission of broadcast signals includes obligations on UPC NL to allow access to content providers and packagers who are seeking to distribute content over UPC NL’s network using their own conditional access platform and distributing content which is not already part of UPC NL’s own basic tier television offering, while allowing UPC NL to continue to offer this basic tier television offering to all customers on UPC NL’s network. This access should be offered on non discriminatory, transparent and cost oriented prices. Furthermore, UPC NL would be obliged to grant program providers access to UPC NL’s basic tier offering in certain circumstances in line with current laws and regulations.
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
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
      For the three and nine months ended September 30, 2005, we have identified the following consolidated operating segments as our reportable segments:

•	Europe (UPC Broadband)
           • The Netherlands
           • France
           • Austria
           • Other Western Europe
           • Hungary
           • Other Central and Eastern Europe

•	Japan (J:COM)

•	Chile (VTR)
      All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet services. The UPC Broadband operating segments provided services in 13 European countries at September 30, 2005. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia.
      J:COM provides video, voice and Internet access services in Japan. Prior to 2005, we accounted for our interest in Super Media/ J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. For additional information concerning Super Media and J:COM, see notes 5 and 6.
      VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.
      Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for UPC Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to UPC Broadband, together with the day-to-day management of the broadband

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Internet access business, we began reporting chello broadband as a component of UPC Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within UPC Broadband and that UPC Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the three and nine months ended September 30, 2004 has been restated to reflect the above-described changes.

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
      As we control both VTR and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. In addition, as discussed in note 5, our Ireland operating segment has included 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. When reviewing the segment information presented below, it is important to keep in mind that other third

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
party entities own significant interests in J:COM and VTR and that we are not the legal owner of MS Irish Cable.

	Revenue		Operating Cash Flow

	Three months ended		Three months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$192,916	$181,845	$88,314	$100,307
France	127,355	120,974	31,543	19,534
Austria	78,566	73,993	35,179	31,289
Other Western Europe	124,419	77,605	41,855	28,585

Total Western Europe	523,256	454,417	196,891	179,715

Hungary	70,337	53,137	26,956	19,996
Other Central and Eastern Europe	83,963	63,550	31,755	26,071

Total Central and Eastern Europe	154,300	116,687	58,711	46,067

Total Europe (UPC Broadband)	677,556	571,104	255,602	225,782
Japan (J:COM)	418,757	367,062	165,592	146,439
Chile (VTR)	119,158	75,096	38,269	25,925
Corporate and other	99,368	75,272	3,861	(393)
Intersegment eliminations	(19,044)	(12,665)	—	—

Total LGI before elimination of equity affiliates	1,295,795	1,075,869	463,324	397,753
Elimination of equity affiliate (J:COM)	—	(367,062)	—	(146,439)

Total consolidated LGI	$1,295,795	$708,807	$463,324	$251,314

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenue		Operating Cash Flow

	Nine months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$592,913	$530,084	$278,988	$277,488
France	387,543	183,176	77,950	23,618
Austria	245,327	226,211	106,283	93,340
Other Western Europe	328,630	199,777	116,116	73,482

Total Western Europe	1,554,413	1,139,248	579,337	467,928

Hungary	213,667	155,521	82,738	60,129
Other Central and Eastern Europe	252,555	180,680	101,817	72,077

Total Central and Eastern Europe	466,222	336,201	184,555	132,206

Total Europe (UPC Broadband)	2,020,635	1,475,449	763,892	600,134
Japan (J:COM)	1,237,792	1,090,476	481,179	433,112
Chile (VTR)	313,260	216,537	104,227	74,942
Corporate and other	290,691	208,393	(8,647)	(21,551)
Intersegment eliminations	(55,061)	(34,963)	—	—

Total LGI before elimination of equity affiliates	3,807,317	2,955,892	1,340,651	1,086,637
Elimination of equity affiliate (J:COM)	—	(1,090,476)	—	(433,112)

Total consolidated LGI	$3,807,317	$1,865,416	$1,340,651	$653,525

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Assets of Our Reportable Segments
      The total assets of our reportable segments are set forth below:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Europe (UPC Broadband)
The Netherlands	$2,808,874	$2,024,365
France	1,139,816	1,198,372
Austria	1,033,885	827,506
Other Western Europe	1,151,397	776,019

Total Western Europe	6,133,972	4,826,262

Hungary	737,414	532,961
Other Central and Eastern Europe	1,019,185	523,781

Total Central and Eastern Europe	1,756,599	1,056,742

Total Europe (UPC Broadband)	7,890,571	5,883,004
Japan (J:COM)	4,338,836	4,289,536
Chile (VTR)	1,310,513	682,270
Corporate and other	6,486,488	7,137,089
Elimination of equity affiliate (J:COM)	—	(4,289,536)

Total consolidated LGI	$20,026,408	$13,702,363

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Total segment operating cash flow	$463,324	$251,314	$1,340,651	$653,525
Stock-based compensation expense	(60,784)	(13,377)	(122,310)	(66,120)
Depreciation and amortization	(365,187)	(253,615)	(1,038,602)	(696,624)
Impairment, restructuring and other operating charges, net	(930)	(27,807)	(3,705)	(53,214)

Operating income (loss)	36,423	(43,485)	176,034	(162,433)
Interest expense	(134,405)	(67,653)	(312,161)	(221,639)
Interest and dividend income	18,851	18,849	61,704	44,043
Share of earnings (losses) of affiliates, net	2,055	15,673	(14,752)	54,518
Realized and unrealized gains (losses) on derivative instruments, net	(29,178)	11,255	125,991	86,640
Foreign currency transaction gains (losses), net	7,349	25,890	(194,298)	(1,240)
Gain on exchange of investment securities	—	168,301	—	168,301
Other-than-temporary declines in fair value of investments	—	(12,429)	—	(15,115)
Gain (loss) on extinguishment of debt	—	—	(12,631)	35,787
Gains (losses) on disposition of assets, net	277	(12,092)	25,855	12,632
Other income (expense), net	6	(1,861)	1,279	(7,535)

Earnings (loss) before income taxes and minority interests	$(98,622)	$102,448	$(142,979)	$(6,041)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Segments
      The revenue of our geographic segments is set forth below:

	Revenue

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Europe
UPC Broadband
The Netherlands	$192,916	$181,845	$592,913	$530,084
France	127,355	120,974	387,543	183,176
Austria	78,566	73,993	245,327	226,211
Norway	33,562	27,262	99,782	81,575
Sweden	22,443	21,059	70,532	64,258
Belgium	10,008	9,161	30,116	27,222
Ireland	58,406	20,123	128,200	26,722

Total Western Europe	523,256	454,417	1,554,413	1,139,248

Hungary	70,337	53,137	213,667	155,521
Poland	33,370	28,725	102,241	77,515
Czech Republic	24,869	20,145	75,549	60,040
Slovak Republic	9,775	7,966	29,532	23,816
Romania	9,219	6,714	27,460	19,309
Slovenia	6,730	—	17,773	—

Total Central and Eastern Europe	154,300	116,687	466,222	336,201

Total UPC Broadband	677,556	571,104	2,020,635	1,475,449

chellomedia	67,090	40,435	189,011	112,039

Total Europe	744,646	611,539	2,209,646	1,587,488

Japan (J:COM)	418,757	367,062	1,237,792	1,090,476

The Americas
Chile (VTR)	119,158	75,096	313,260	216,537
Other(1)	32,278	34,837	101,680	96,354

Total — The Americas	151,436	109,933	414,940	312,891

Intersegment eliminations	(19,044)	(12,665)	(55,061)	(34,963)

Total LGI before elimination of equity affiliates	1,295,795	1,075,869	3,807,317	2,955,892
Elimination of equity affiliate (J:COM)	—	(367,062)	—	(1,090,476)

Total consolidated LGI	$1,295,795	$708,807	$3,807,317	$1,865,416

(1)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(16)     Subsequent Events

Cablecom Acquisition
      On October 24, 2005, Liberty Global Switzerland, Inc., formerly United ACM Holdings, Inc., (LGI Switzerland), our indirect wholly-owned subsidiary, completed the purchase of all of the issued share capital of Cablecom Holdings AG (Cablecom), which is the parent company of Swiss cable operator Cablecom Gmbh, for a cash purchase price before direct acquisition costs of 2.826 billion Swiss Francs (CHF) ($2.185 billion at October 24, 2005) (the Cablecom Acquisition).
      The Cablecom Acquisition was effected pursuant to the terms of the Share Purchase Agreement, dated September 30, 2005 (the Purchase Agreement), between LGI Switzerland and Glacier Holdings S.C.A. At closing, 3% of the purchase price was placed in escrow, for a period not to exceed 89 days, pending any claims arising under the Purchase Agreement. Any payment made from this escrow will be treated as an adjustment to the purchase price.
      LGI Switzerland has also agreed to reimburse Glacier for certain costs incurred in connection with Cablecom’s aborted IPO. The amount of such reimbursement is limited to CHF 15 million ($11.6 million).
      The Cablecom Acquisition was funded through a combination of (i) a €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate payment-in-kind loan (the PIK Loan) entered into by LGI Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014 by UPC Holding, a sister corporation of LGI Switzerland and (iii) corporate cash. The terms of the PIK Loan and the UPC Holding 8 5/8% Senior Notes are described below.
      At June 30, 2005, Cablecom and its subsidiaries reported outstanding debt of CHF 1.716 billion ($1.338 billion at June 30, 2005). The debt includes €290 million of 9 3/8% Senior Notes due 2014 issued by Cablecom Luxembourg S.C.A. (the Fixed Rate Notes) and CHF 390 million of Floating Rate Senior Secured Notes due 2010, €200 million of Floating Rate Senior Secured Notes due 2010 and €375 million of Floating Rate Senior Secured Notes due 2012 issued by Cablecom Luxembourg S.C.A. (collectively, the Floating Rate Notes and together with the Fixed Rate Notes, the Cablecom Notes). In addition, Cablecom Gmbh had a CHF 150 million Revolving Credit Facility (the Cablecom Revolving Credit Facility) that was undrawn at June 30, 2005.
      The consummation of the Cablecom Acquisition triggered a “change of control” put right (the Put Right) under the Cablecom Notes and, absent a waiver from the lenders under the Cablecom Revolving Credit Facility (the Waiver), requires a refinancing of the Cablecom Revolving Credit Facility. LGI Switzerland has entered into a Change of Control Backstop Commitment Letter with certain financial institutions (the Banks), pursuant to which (i) the Banks have agreed to enter into a new term facility under which a subsidiary of Cablecom may access the funds necessary to repurchase Cablecom Notes that are Floating Rate Notes tendered upon exercise of the Put Right or, absent an agreement on the definitive terms of the new term facility, in the case of tendered Floating Rate Notes, and if any Cablecom Notes that are Fixed Rate Notes are tendered, the Banks have agreed to purchase such tendered notes and enter into a remarketing arrangement with a subsidiary of Cablecom with respect to such tendered notes, and (ii) absent the Waiver, the Banks have agreed to enter into a new credit facility to refinance the Cablecom Revolving Credit Facility. LGI Switzerland’s right to terminate the Change of Control Backstop Commitment Letter is subject to a non-refundable commitment fee, payable within 3 business days of the expiration date of the Put Right. We have received the Waiver from the lenders.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LGI Switzerland PIK Notes
      The new €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate PIK Loan was executed on October 7, 2005 under a PIK Loan Facility Agreement, dated September 30, 2005 (the PIK Loan Facility). The PIK Loan Facility bears interest at a rate per annum equal to (i) 3-month EURIBOR (payable quarterly in cash), plus (ii) a margin of 1.75% (payable quarterly in cash), plus (iii) a PIK margin of 6.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LGI Switzerland, paid in cash) plus (iv) with respect to any period, or part thereof, after April 15, 2008, an additional PIK margin of 2.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LGI Switzerland, paid in cash). The net proceeds received from the PIK Loan of €531.7 million ($647.8 million at the borrowing date), less €50 million ($60.9 million at the borrowing date) placed in escrow to secure cash interest payments, were used to finance the Cablecom Acquisition.
      The PIK Loan is unsecured senior debt of LGI Switzerland and pari passu or senior in right of payment to all other indebtedness of LGI Switzerland. The PIK Loan is structurally subordinated to all indebtedness of LGI Switzerland’s subsidiaries, including the Cablecom Revolving Credit Facility and the Cablecom Notes and any other future debt incurred by LGI Switzerland’s subsidiaries. The PIK Loan is not guaranteed by Cablecom or any of its subsidiaries.
      The PIK Loan may not be optionally prepaid prior to April 16, 2007. From and following April 16, 2007, the PIK Loan may be prepaid by LGI Switzerland in designated minimum amounts. Optional prepayments during the 12-month period beginning on April 16, 2007 will be made at par. Optional prepayments from and following April 16, 2008 will be made at 102% of par. The PIK Loan matures on April 15, 2015.
      The PIK Loan Facility contains incurrence-based covenants similar to the covenants governing the Floating Rate Notes, adjusted to reflect a subordinated pay-in-kind issuance, and provides for events of default similar to the events of default in respect of the Floating Rate Notes. In addition, the PIK Loan Facility requires LGI Switzerland to make a prepayment offer at 101% of par following a “change of control.”

UPC Holding 8 5/8% Senior Notes
      On October 10, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014. The UPC Holding 8 5/8% Senior Notes have terms (other than pricing and issue date) substantially identical to the terms of UPC Holding’s 7 3/4% Senior Notes due 2014 issued on July 29, 2005 and, under an intercreditor agreement, equally share the benefit with the holders of those existing notes of a security interest over the shares of UPC Holding. The net proceeds received from the UPC Holding 8 5/8% Senior Notes of €293.7 million ($355.8 million at the borrowing date) were used to finance the Cablecom Acquisition. See note 9.

Astral Acquisition
      On October 14, 2005, we completed the acquisition of Astral Telecom SA (Astral), a broadband telecommunications operator in Romania for a cash purchase price before direct acquisition costs of approximately $407 million. We also assumed $21 million of debt and acquired cash and cash equivalent balances of $7 million in connection with this acquisition.

Telenet
      On October 14, 2005, Telenet completed an IPO at a price of €21 ($25.26) per share of 30,553,293 ordinary shares held by existing shareholders assuming no exercise of the underwriters’ over-allotment option with respect to 6,582,994 shares, and 13,333,333 newly issued Telenet ordinary shares. In addition, we have been informed by Telenet that a total of 14,269 new Telenet shares were sold to employees of Telenet at a

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounted price of €17.50 ($21.05) in an offering open only to Telenet employees that closed on October 21, 2005. The foregoing share and per share amounts and all Telenet share amounts referenced elsewhere herein reflect a 3 for 1 stock split that was effected in connection with the Telenet IPO. In connection with the Telenet IPO, one of our indirect subsidiaries, chellomedia Investments B.V. (chellomedia Investments), purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €159,242,000 ($192,460,000 at October 14, 2005) before giving effect to pending post-closing adjustments that could result in an increase to the purchase price of up to €1,960,000 ($2,358,000). Of the 7,722,918 shares, 3,056,645 were purchased from existing shareholders as a substitute for exercising preemptive rights with respect to the primary shares sold in the offering. The remaining 4,666,273 shares were acquired from our co-investors in Telenet. As a result of the purchases, (i) chellomedia Investments and Belgian Cable Investors increased their combined economic ownership in the outstanding ordinary shares of Telenet from 14.1% to 19.89%, representing the 7,722,918 shares purchased by chellomedia Investments and Belgium Cable Investors’ attributed ownership of 12,208,356 or 94.72% of the 12,888,418 shares held directly by the Investcos. Following the completion of the Telenet IPO and related transactions (including the chellomedia Investments purchases), chellomedia Investments and Belgium Cable Investors together exercise voting control over a total of 21.50% of the Telenet shares outstanding following the Telenet IPO. Belgian Cable Investors additionally holds call options to acquire an additional 25,418,826 shares in Telenet, or 25.37% of the total shares outstanding following the Telenet IPO. The call options are priced at €20 ($24.06) per share as to 6,750,000 shares (all of which expire in August 2009, or earlier under certain circumstances) and €25 ($30.08) per share as to 18,668,826 shares (of which 10,093,041 expire in August 2007 and 8,575,785 expire in August 2009, or earlier under certain circumstances). The Investcos also hold certain warrants that are convertible into 120,000 Telenet ordinary shares at a price of €13.33 ($16.04) per share and together with one of the third party investors in the Investcos, the Investcos hold certain call options expiring on December 1, 2006 to purchase Telenet ordinary shares from another investor at a price of €25 ($30.08) per share. Belgium Cable Investors has a 66.04% interest in such warrants and call options.
      Following the Telenet IPO, we will begin accounting for the aforementioned call options and warrants as derivative instruments that are carried at fair value, with changes in fair value reported in our statements of operations. At September 30, 2005, these instruments were included with our equity method investment in Telenet and carried at the lower of cost or fair value due to the fact that the instruments did not then meet the net settlement criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Disposition of Investment in SBS
      On November 8, 2005, we received cash consideration of €276,432,000 ($326,412,000 at November 8, 2005) in connection with the disposition of our 19% ownership interest in SBS. Due to this disposition, we classified the carrying value of our available-for-sale investment in SBS as a current asset in our September 30, 2005 condensed consolidated balance sheet.

Cross-currency Forward Contract
      On October 4, 2005, LGI Switzerland entered into a forward contract that converts CHF 925.1 million to €606.4 million ($729.5 million). The forward contract expires in April 2007.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Transactions
      Subsequent to September 30, 2005, we repurchased 400,000 and 200,000 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $14.5 million.
      In October 2005, we paid $11,807,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.25 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. Call options with respect to 250,000 shares expire on each of November 18, 2005 and November 21, 2005.

Scandinavian Assets
      Our management has been evaluating various options with respect to our Scandinavian assets (i.e., the assets of our broadband operating segments in Norway and Sweden), including a possible sale, and in the fourth quarter, commenced an auction process. Any final determination to sell any or all of our Scandinavian assets will depend on the price and terms offered and will be subject to, among other things, approval of our Board of Directors, receipt of requisite governmental and other third party consents and approvals, and a waiver of the covenant in the UPC Broadband Holding Bank Facility restricting dispositions of assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion provides additional information to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements, and our off balance sheet arrangements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in interest rates, foreign exchange rates and equity prices.
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
      Unless otherwise indicated, (i) all references herein to LGI share and per share amounts have been retroactively adjusted to give effect to the September 6, 2005 Stock Dividend, as further described in note 1 to the accompanying condensed consolidated financial statements, and (ii) convenience translations into U.S. dollars are calculated as of September 30, 2005.
Forward Looking Statements
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including the proposed acquisition of MS Irish Cable;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002; and

•	competitor responses to our products and services, and the products and services of the entities in which we have interests.
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
Overview
      We are an international broadband communications provider of video, voice and Internet access services with consolidated operations in 19 countries outside of the continental United States, primarily in Europe (UPC Broadband), Japan (J:COM) and Chile (VTR). We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) minority interests in communications companies in

Europe, Australia and Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina, and (iv) minority interests in certain programming businesses in Europe, Japan and Australia.
      As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Broadband and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of Metropolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At September 30, 2005, we owned an indirect 36.79% interest in J:COM through our 58.66% controlling interest in Super Media and Super Media’s 62.71% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/J:COM.
      In addition to the LGI Combination and the consolidation of Super Media/ J:COM, we have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) Noos, a broadband communications provider in France, on July 1, 2004, (ii) PHL, the immediate parent of Chorus Communications Limited (Chorus), a broadband communications provider in Ireland, on May 20, 2004, (iii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iv) a controlling interest in Zone Vision, a video programming company in Europe, on February 25, 2005 and (v) a number of less significant entities. In another transaction, UPC Broadband, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 1, 2005. In Japan, J:COM acquired (i) a 92% ownership interest in Chofu Cable on February 25, 2005, and (ii) a 100% interest in Odakyu on September 30, 2005. Both Chofu and Odakyu are broadband communications providers in Japan. As noted above, VTR acquired Metrópolis on April 13, 2005.
      Subsequent to September 30, 2005, we acquired (i) Cablecom, a broadband communications provider in Switzerland, and (ii) Astral, a broadband communications provider in Romania.
      For additional information concerning our closed acquisitions, see notes 5 and 16 to the accompanying condensed consolidated financial statements.
      Through our subsidiaries and affiliates, we are the largest broadband cable operator outside the United States in terms of subscribers. At September 30, 2005, our consolidated subsidiaries other than NTL Ireland (which we consolidate but do not control) owned and operated networks that passed approximately 23.6 million homes and served approximately 15.2 million revenue generating units (RGUs), consisting of approximately 10.7 million video subscribers, 2.6 million broadband Internet subscribers and 1.9 million telephony subscribers.
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
      Including the effects of acquisitions, we added a total of 1.2 million RGUs during the nine months ended September 30, 2005. Excluding the effects of acquisitions, we added total RGUs of 778,000 during the same period. The foregoing RGU addition amounts (i) include the change in J:COM’s RGUs since January 1, 2005, the date that we began consolidating J:COM, and (ii) exclude NTL Ireland, which we consolidate but do not control. Most of this growth is attributable to the growth of our Internet access and digital telephony services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. In addition to RGU growth, we also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2005 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, increasing rates for our video services in certain locations, migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services, and growing the RGUs in our existing customer base by increasing the penetration of our services.
      Our analog video service offerings include basic programming and expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand (NVOD) and video on demand (VOD) in some markets. We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other features.
      We offer telephony services in eight countries in Europe, and in Japan, Chile and other parts of the Americas, primarily over our broadband networks. We also have begun offering digital telephony services in The Netherlands, France, Hungary, Chile and other parts of the Americas through Voice over Internet Protocol (VoIP), and we plan to launch VoIP telephony services in several additional markets in Europe in 2005 and 2006. In April 2005, we started digital telephony service using VoIP technology in one of our franchises in Japan.
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
Results of Operations
      Due in large part to the January 1, 2005 change from the equity method to the consolidation method of accounting for our investment in Super Media/J:COM, our historical revenue and expenses for the three and nine months ended September 30, 2005 are not comparable to the corresponding prior year periods. Accordingly, in addition to the Discussion and Analysis of our Historical Results of Operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable segments. As further described below, we believe that the Discussion and Analysis of our Reportable Segments that appears below provides a more meaningful basis for comparing our revenue, operating expenses and SG&A expenses than does our historical discussion. The Discussion and Analysis of our Historical Results of Operations immediately follows the Discussion and Analysis of our Reportable Segments.
      The comparability of our operating results during the 2005 and 2004 interim periods are also affected by our acquisitions of Noos and Chorus during 2004, our consolidation of NTL Ireland during 2005, and our acquisitions of Telemach, Zone Vision and Metrópolis, and J:COM’s acquisition of Chofu Cable during 2005. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. Due to the fact that J:COM did not acquire Odakyu until September 30, 2005, the Odakyu acquisition has had no impact on our 2005 operating results.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and Japanese yen. In this regard, 40% and 33% of our U.S. dollar revenue during the nine months ended September 30, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Chilean peso, Hungarian forint and other local currencies in Europe.
      At September 30, 2005, we owned an 80% interest in VTR and, through our interest in Super Media, an indirect 36.79% interest in J:COM. However, as we control both VTR and Super Media/J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. In addition, pursuant to the requirements of FIN 46(R), we have consolidated 100% of the operating results of MS Irish Cable, the immediate parent of NTL Ireland, since May 1, 2005 despite the fact that we do not have an ownership interest in MS Irish Cable. Notwithstanding our lack of ownership, we do not allocate any of NTL Ireland’s results to MSDW Equity, the legal owner of MS Irish Cable, due to the fact that MSDW Equity has no equity at risk in MS Irish Cable. For additional information, see note 5 to the accompanying condensed consolidated financial statements. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM and VTR and that we are not the legal owner of MS Irish Cable.

Discussion and Analysis of our Reportable Segments
      For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for our investment in J:COM during the three and nine months ended September 30, 2004. The revenue, operating expenses, SG&A expenses and operating cash flow of J:COM for the three and nine months ended September 30, 2004 are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.
      All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet services. The UPC Broadband operating segments provided services in 13 European countries at September 30, 2005. Other Western Europe includes our operating segments in Ireland, Norway, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. J:COM provides video, voice and Internet access services in Japan. Our corporate and other category includes (i) certain less significant operating segments that provide video programming and other services in Europe and Argentina and broadband services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between UPC Broadband and chellomedia.
      For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements.
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2005, as compared to corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
      As discussed above, acquisitions and the consolidation of NTL Ireland have affected the comparability of the result of operations of our reportable segments. For additional information, see the discussion under Overview above and note 5 to the accompanying condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$192,916	$181,845	$11,071	6.1	$12,002	6.6
France	127,355	120,974	6,381	5.3	6,946	5.7
Austria	78,566	73,993	4,573	6.2	4,958	6.7
Other Western Europe	124,419	77,605	46,814	60.3	45,732	58.9

Total Western Europe	523,256	454,417	68,839	15.1	69,638	15.3

Hungary	70,337	53,137	17,200	32.4	16,526	31.1
Other Central and Eastern Europe	83,963	63,550	20,413	32.1	14,601	23.0

Total Central and Eastern Europe	154,300	116,687	37,613	32.2	31,127	26.7

Total Europe (UPC Broadband)	677,556	571,104	106,452	18.6	100,765	17.6
Japan (J:COM)	418,757	367,062	51,695	14.1	56,799	15.5
Chile (VTR)	119,158	75,096	44,062	58.7	29,963	39.9
Corporate and other	99,368	75,272	24,096	32.0	24,397	32.4
Intersegment eliminations	(19,044)	(12,665)	(6,379)	(50.4)	(6,459)	(51.0)

Total LGI before elimination of equity affiliates	1,295,795	1,075,869	219,926
Elimination of equity affiliate (J:COM)	—	(367,062)	367,062

Total consolidated LGI	$1,295,795	$708,807	$586,988

	Nine months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$592,913	$530,084	$62,829	11.9	$45,587	8.6
France	387,543	183,176	204,367	111.6	201,546	110.0
Austria	245,327	226,211	19,116	8.5	11,763	5.2
Other Western Europe	328,630	199,777	128,853	64.5	119,227	59.7

Total Western Europe	1,554,413	1,139,248	415,165	36.4	378,123	33.2

Hungary	213,667	155,521	58,146	37.4	46,190	29.7
Other Central and Eastern Europe	252,555	180,680	71,875	39.8	43,717	24.2

Total Central and Eastern Europe	466,222	336,201	130,021	38.7	89,907	26.7

Total Europe (UPC Broadband)	2,020,635	1,475,449	545,186	37.0	468,030	31.7
Japan (J:COM)	1,237,792	1,090,476	147,316	13.5	138,458	12.7
Chile (VTR)	313,260	216,537	96,723	44.7	73,839	34.1
Corporate and other	290,691	208,393	82,298	39.5	77,000	36.9
Intersegment eliminations	(55,061)	(34,963)	(20,098)	(57.5)	(18,565)	(53.1)

Total LGI before elimination of equity affiliates	3,807,317	2,955,892	851,425
Elimination of equity affiliate (J:COM)	—	(1,090,476)	1,090,476

Total consolidated LGI	$3,807,317	$1,865,416	$1,941,901

      The Netherlands. The Netherlands’ revenue increased 6.1% and 11.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 6.6% and 8.6%, respectively. The majority of the local currency increases during the three and nine month periods is attributable to higher average RGUs, as increases in broadband Internet and telephony RGUs were only partially offset by declines in video RGUs. Higher average total monthly revenue from all sources per RGU (ARPU) also contributed to the local currency increases during the nine month period, and to a lesser extent, the three month period. The increases in ARPU reflect the net effects of the positive impacts of rate increases on video services and the negative impacts of decreases in ARPU from broadband Internet services due to competitive factors and an increase in the proportion of broadband Internet subscribers selecting lower priced tiers. The decreases in broadband Internet ARPU, which were only partially offset by increases in broadband Internet RGUs, resulted in 3% and 4% decreases in The Netherlands’ revenue from broadband Internet services during the three month and nine month periods, respectively, as compared to the corresponding prior year amounts.
      Certain rate increases implemented by UPC NL in The Netherlands had been under investigation by NMA, the Dutch competition authority. On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for our analog video services in 2003-2005. The NMA concluded that our price increases were not excessive and therefore UPC NL did not abuse what NMA views as our dominant position in the analog video services market. This decision will be, for six weeks, open for appeal by parties who can show they have an interest in the matter. In another matter, OPTA, the Dutch national regulatory agency, has proposed (i) the introduction of rate regulation on a cost oriented basis for subscription fees for basic tier television offerings and (ii) the imposition of a restriction on subscription rate increases. OPTA has also indicated it may require UPC NL to unbundle its basic video service (analog or digital) from its other services. Adverse outcomes in the regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 14 to the accompanying condensed consolidated financial statements.
      France. France’s revenue increased $6,381,000 and $204,367,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Noos acquisition on July 1, 2004 accounted for $186,935,000 of the nine month increase. Excluding the increases associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $6,946,000 or 5.7% and $14,611,000 or 8.0% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these local currency increases is attributable to increases in the average number of broadband Internet, telephony and digital video RGUs during the three and nine month periods. Higher ARPU resulting primarily from growth in France’s digital video and broadband Internet services also contributed to the increases.
      Austria. Austria’s revenue increased 6.2% and 8.5% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 6.7% and 5.2%, respectively. These increases are primarily attributable to increases in the average number of RGUs during the three and nine month periods, as increases in broadband Internet and video RGUs more than offset small declines in telephony RGUs. The growth in video RGUs is primarily attributable to growth in digital television services. ARPU increased slightly during the three and nine month periods. The slight increase in ARPU reflects the net effect of (i) higher ARPU associated with rate increases for analog video services, and (ii) lower ARPU from broadband Internet services reflecting an increase in the proportion of subscribers selecting lower tiered products and (iii) lower ARPU from digital video services, due primarily to increased competition.
      Other Western Europe. Other Western Europe’s revenue increased $46,814,000 and $128,853,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of the consolidation of NTL Ireland, the Chorus acquisition and another less significant acquisition accounted for $38,894,000 and $103,792,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $6,838,000 or 8.8% and $15,435,000 or 7.7% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The increases during the three month and nine month periods are due primarily to increases in the average number of broadband Internet and video RGUs and, to a slightly lesser extent, increases in ARPU. The growth in video RGUs is primarily attributable to growth in digital video services.
      Hungary. Hungary’s revenue increased 32.4% and 37.4% during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were 31.1% and 29.7%, respectively. The majority of each of these increases is attributable to higher ARPU, due primarily to rate increases for video services and increased proportions of broadband Internet and DTH subscribers. Increases in the average number of DTH and broadband Internet RGUs and, to a lesser extent, telephony and analog RGUs, also contributed to the increases during the three and nine month periods. The increases in telephony RGUs were primarily driven by VoIP telephony sales. Approximately one fifth of the overall local currency increases during the three month and nine month periods relates to growth in the comparatively low margin telephony transit service business.
      Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $20,413,000 and $71,875,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of the Telemach acquisition and another less significant acquisition accounted for $7,130,000 and $18,749,000, respectively, of such increases. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $7,471,000 or 11.8% and $24,968,000 or 13.8% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Higher ARPU and growth in average RGUs contributed equally to the increase for the nine month period. During the three month period, higher average RGUs had a greater impact than ARPU growth due primarily to the fact that certain May 2004 rate increases did not impact ARPU comparisons for the 2005 and 2004 three month periods. The growth in RGUs during both the three month and nine month periods is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.
      Japan (J:COM). J:COM’s revenue increased $51,695,000 and $147,316,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $6,716,000 and $15,606,000 of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $50,083,000 or 13.6% and $122,852,000 or 11.3% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to increases in the average number of telephony, broadband Internet and video RGUs during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods, with almost half of the growth in average RGUs occurring within J:COM’s telephony service. The effects of J:COM’s RGU growth were offset somewhat, during the three month and nine month periods, by lower installation revenue, and during the nine month period, by lower revenue from the sale of construction services and materials to J:COM’s nonconsolidated affiliates. The lower installation revenue is primarily attributable to an increase in promotional discounts offered to new customers. In addition, the positive impact on ARPU of an increase in the proportion of customers selecting higher-priced video and broadband Internet services was largely offset by the effects of a decrease in customer call volumes and an increase in the amount of bundling discounts as a result of a higher number of services per household.
      Chile (VTR). VTR’s revenue increased $44,062,000 and $96,723,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $19,352,000 and $38,956,000 of such increases. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $10,611,000 or 14.1% and $34,883,000 or 16.1% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to growth in the average number of VTR’s broadband Internet, telephony and video RGUs. Higher ARPU also contributed to the increases during the three and nine month periods.

Operating Expenses of our Reportable Segments

	Three months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$64,733	$48,514	$16,219	33.4	$16,495	34.0
France	61,226	68,826	(7,600)	(11.0)	(7,321)	(10.6)
Austria	27,929	25,659	2,270	8.8	2,386	9.3
Other Western Europe	58,020	26,938	31,082	115.4	30,444	113.0

Total Western Europe	211,908	169,937	41,971	24.7	42,004	24.7

Hungary	31,113	22,512	8,601	38.2	8,307	36.9
Other Central and Eastern Europe	33,453	25,883	7,570	29.2	5,252	20.3

Total Central and Eastern Europe	64,566	48,395	16,171	33.4	13,559	28.0

Total Europe (UPC Broadband)	276,474	218,332	58,142	26.6	55,563	25.4
Japan (J:COM)	177,083	146,991	30,092	20.5	32,259	21.9
Chile (VTR)	51,376	30,023	21,353	71.1	15,252	50.8
Corporate and other	64,583	48,508	16,075	33.1	16,291	33.6
Intersegment eliminations	(16,251)	(10,049)	(6,202)	(61.7)	(6,281)	(62.5)

Total LGI before elimination of equity affiliates	553,265	433,805	119,460
Elimination of equity affiliate (J:COM)	—	(146,991)	146,991

Total consolidated LGI	$553,265	$286,814	$266,451

	Nine months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$185,986	$149,268	$36,718	24.6	$31,645	21.2
France	196,041	104,142	91,899	88.2	90,272	86.7
Austria	90,563	83,285	7,278	8.7	4,497	5.4
Other Western Europe	147,987	75,753	72,234	95.4	68,074	89.9

Total Western Europe	620,577	412,448	208,129	50.5	194,488	47.2

Hungary	93,910	66,467	27,443	41.3	22,200	33.4
Other Central and Eastern Europe	98,607	73,521	25,086	34.1	14,016	19.1

Total Central and Eastern Europe	192,517	139,988	52,529	37.5	36,216	25.9

Total Europe (UPC Broadband)	813,094	552,436	260,658	47.2	230,704	41.8
Japan (J:COM)	508,227	447,036	61,191	13.7	57,965	13.0
Chile (VTR)	126,692	84,709	41,983	49.6	32,613	38.5
Corporate and other	189,916	134,169	55,747	41.5	51,671	38.5
Intersegment eliminations	(47,081)	(27,324)	(19,757)	(72.3)	(18,444)	(67.5)

Total LGI before elimination of equity affiliates	1,590,848	1,191,026	399,822
Elimination of equity affiliate (J:COM)	—	(447,036)	447,036

Total consolidated LGI	$1,590,848	$743,990	$846,858

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
      UPC Broadband. Operating expenses for UPC Broadband increased $58,142,000 and $260,658,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $23,854,000 and $159,212,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s operating expenses increased $31,709,000 or 14.5% and $71,492,000 or 12.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to the following factors:

•	Increases in direct programming and copyright costs of $1,064,000 and $15,379,000 during the three and nine month periods, respectively, primarily due to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases, offset, in part, by the termination of an unfavorable programming contract in mid May 2005.

•	Increases in interconnect costs of $6,001,000 and $14,938,000 during the three and nine month periods, respectively, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, France and Hungary.

•	Increase in salaries and other staff related costs of $5,565,000 and $14,678,000 during the three and nine month periods, respectively, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls per subscriber in The Netherlands and elsewhere that the increased proportion of digital video, broadband Internet and telephony subscribers give rise to compared to an analog video subscriber;

•	preparations for the commercial launch in October 2005 of The Netherlands’ program to migrate subscribers from analog video to digital video services;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in network related expenses of $4,368,000 and $7,684,000 during the three and nine months, respectively, primarily driven by higher costs in The Netherlands and Hungary.

•	Increases in call overflow service costs of $1,075,000 and $4,017,000 during the three and nine months, respectively, driven by increased customer service calls in The Netherlands associated with the increased proportion of digital video, broadband Internet and telephony subscribers together with the roll out of VoIP telephony services.

•	Increases in franchise fees, primarily in The Netherlands, of $1,206,000 and $3,563,000 during the three and nine month periods, respectively, primarily reflecting the impact of rate increase negotiations with various municipalities in The Netherlands during 2004.
      Japan (J:COM). J:COM’s operating expenses increased $30,092,000 and $61,191,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $3,196,000 and $7,256,000, respectively, of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s operating expenses increased $29,063,000 or 19.8% and $50,709,000 or 11.3% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These three and nine month increases primarily are due to (i) $5,667,000 and $16,039,000 increases, respectively, in programming costs as a result of growth in the number of digital video customers; (ii) $2,475,000 and $8,417,000, respectively, increases in telephony interconnect costs due primarily to growth in telephony customers and (iii) $6,636,000 and $7,368,000 increases, respectively, in fees paid for consulting services, primarily associated with information technology initiatives. Increases in network maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network and the effects of other individually insignificant items accounted for the remaining increases.
      Chile (VTR). VTR’s operating expenses increased $21,353,000 and $41,983,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $11,571,000 and $22,332,000, respectively, of such increases. Excluding the increases associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $3,681,000 or 12.3% and $10,281,000 or 12.1% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These three month and nine month increases, which are primarily attributable to growth in VTR’s subscriber base, include (i) increases in labor and other staff related costs; (ii) increases in local and cellular access charges, due primarily to an increase in customer traffic, and in the case of local access charges, an increase in rates and (iii) increases in technical service and maintenance costs.

SG&A Expenses of our Reportable Segments

	Three months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$39,869	$33,024	$6,845	20.7	$7,001	21.2
France	34,586	32,614	1,972	6.0	2,102	6.4
Austria	15,458	17,045	(1,587)	(9.3)	(1,534)	(9.0)
Other Western Europe	24,544	22,082	2,462	11.1	2,284	10.3

Total Western Europe	114,457	104,765	9,692	9.3	9,853	9.4

Hungary	12,268	10,629	1,639	15.4	1,509	14.2
Other Central and Eastern Europe	18,755	11,596	7,159	61.7	5,779	49.8

Total Central and Eastern Europe	31,023	22,225	8,798	39.6	7,288	32.8

Total Europe (UPC Broadband)	145,480	126,990	18,490	14.6	17,141	13.5
Japan (J:COM)	76,082	73,632	2,450	3.3	3,358	4.6
Chile (VTR)	29,513	19,148	10,365	54.1	6,932	36.2
Corporate and other	30,924	27,157	3,767	13.9	3,818	14.1
Inter-segment eliminations	(2,793)	(2,616)	(177)	(6.8)	(178)	(6.8)

Total LGI before elimination of equity affiliates	279,206	244,311	34,895
Elimination of equity affiliate (J:COM)	—	(73,632)	73,632

Total consolidated LGI	$279,206	$170,679	$108,527

	Nine months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$127,939	$103,328	$24,611	23.8	$20,562	19.9
France	113,552	55,416	58,136	104.9	57,124	103.1
Austria	48,481	49,586	(1,105)	(2.2)	(2,578)	(5.2)
Other Western Europe	64,527	50,542	13,985	27.7	12,156	24.1

Total Western Europe	354,499	258,872	95,627	36.9	87,264	33.7

Hungary	37,019	28,925	8,094	28.0	6,045	20.9
Other Central and Eastern Europe	52,131	35,082	17,049	48.6	10,948	31.2

Total Central and Eastern Europe	89,150	64,007	25,143	39.3	16,993	26.5

Total Europe (UPC Broadband)	443,649	322,879	120,770	37.4	104,257	32.3
Japan (J:COM)	248,386	210,328	38,058	18.1	35,966	17.1
Chile (VTR)	82,341	56,886	25,455	44.7	19,569	34.4
Corporate and other	109,422	95,775	13,647	14.2	12,453	13.0
Intersegment eliminations	(7,980)	(7,639)	(341)	(4.5)	(121)	(1.6)

Total LGI before elimination of equity affiliates	875,818	678,229	197,589
Elimination of equity affiliate (J:COM)	—	(210,328)	210,328

Total consolidated LGI	$875,818	$467,901	$407,917

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UPC Broadband. UPC Broadband’s SG&A expenses increased $18,490,000 and $120,770,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The aggregate effects of the Noos, Chorus, Telemach and other less significant acquisitions, and the consolidation of NTL Ireland, accounted for $7,408,000 and $72,469,000, respectively, of such increases. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, UPC Broadband’s SG&A expenses increased $9,733,000 or 7.7% and $31,788,000 or 9.8% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods, primarily due to:

•	Increases in sales and marketing expenses and commissions of $6,562,000 and $22,743,000 during the three and nine month periods, respectively, reflecting the cost of marketing campaigns and the greater number of gross subscriber additions for broadband Internet and telephony services, particularly in The Netherlands.

•	Increases in salaries and other staff related costs of $4,102,000 and $9,386,000 during the three and nine month periods, respectively, reflecting increased staffing levels, particularly in The Netherlands, in sales and marketing and information technology functions, as well as annual wage increases.
      Japan (J:COM). J:COM’s SG&A expenses increased $2,450,000 and $38,058,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The effects of the Chofu Cable acquisition accounted for approximately $2,255,000 and $5,231,000, respectively, of such increases. Excluding the increases associated with the Chofu Cable acquisition and the effects of foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $1,103,000 or 1.5% and $30,735,000 or 14.6% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases primarily are attributable to increases during the three month period, and to a greater extent, the nine month period in labor and related overhead costs associated with an increase in the scope of J:COM’s business. The increase during the nine month period also reflects higher marketing, advertising and promotional costs, including costs incurred in connection with J:COM’s rebranding initiative during the first half of 2005.
      Chile (VTR). VTR’s SG&A expenses increased $10,365,000 and $25,455,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $5,263,000 and $10,526,000 of such increases. Excluding the increases associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $1,669,000 or 8.7% and $9,043,000 or 15.9% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These three month and nine month increases, which are largely attributable to growth in VTR’s subscriber base, reflect increases in labor and related costs and in sales commissions.

Operating Cash Flow of our Reportable Segments
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

Operating Cash Flow of our Reportable Segments

	Three months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$88,314	$100,307	$(11,993)	(12.0)	$(11,494)	(11.5)
France	31,543	19,534	12,009	61.5	12,165	62.3
Austria	35,179	31,289	3,890	12.4	4,106	13.1
Other Western Europe	41,855	28,585	13,270	46.4	13,004	45.5

Total Western Europe	196,891	179,715	17,176	9.6	17,781	9.9

Hungary	26,956	19,996	6,960	34.8	6,710	33.6
Other Central and Eastern Europe	31,755	26,071	5,684	21.8	3,570	13.7

Total Central and Eastern Europe	58,711	46,067	12,644	27.4	10,280	22.3

Total Europe (UPC Broadband)	255,602	225,782	29,820	13.2	28,061	12.4
Japan (J:COM)	165,592	146,439	19,153	13.1	21,182	14.5
Chile (VTR)	38,269	25,925	12,344	47.6	7,779	30.0
Corporate and other	3,861	(393)	4,254	1082.4	4,288	1091.1

Total LGI before elimination of equity affiliates	463,324	397,753	65,571
Elimination of equity affiliate (J:COM)	—	(146,439)	146,439

Total	$463,324	$251,314	$212,010

	Nine months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Europe (UPC Broadband)
The Netherlands	$278,988	$277,488	$1,500	0.5	$(6,620)	(2.4)
France	77,950	23,618	54,332	230.0	54,150	229.3
Austria	106,283	93,340	12,943	13.9	9,844	10.5
Other Western Europe	116,116	73,482	42,634	58.0	38,997	53.1

Total Western Europe	579,337	467,928	111,409	23.8	96,371	20.6

Hungary	82,738	60,129	22,609	37.6	17,945	29.8
Other Central and Eastern Europe	101,817	72,077	29,740	41.3	18,753	26.0

Total Central and Eastern Europe	184,555	132,206	52,349	39.6	36,698	27.8

Total Europe (UPC Broadband)	763,892	600,134	163,758	27.3	133,069	22.2
Japan (J:COM)	481,179	433,112	48,067	11.1	44,527	10.3
Chile (VTR)	104,227	74,942	29,285	39.1	21,657	28.9
Corporate and other	(8,647)	(21,551)	12,904	59.9	12,876	59.7

Total LGI before elimination of equity affiliates	1,340,651	1,086,637	254,014
Elimination of equity affiliate (J:COM)	—	(433,112)	433,112

Total	$1,340,651	$653,525	$687,126

     For a discussion of the factors contributing to the changes in operating cash flow of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses. Certain details of the operating cash flow of our corporate and other category are set forth in the tables below:

	Three months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$13,136	$7,879	$5,257	66.7	$5,290	67.1
Corporate costs	(9,275)	(8,272)	(1,003)	(12.1)	(1,002)	(12.1)

Total corporate and other	$3,861	$(393)	$4,254	1082.4	$4,288	1091.1

	Nine months ended				Increase (decrease)
	September 30,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
Aggregate operating cash flow of operating segments not separately reported	$38,660	$15,343	$23,317	152.0	$22,817	148.7
Corporate costs	(47,307)	(36,894)	(10,413)	(28.2)	(9,941)	(26.9)

Total corporate and other	$(8,647)	$(21,551)	$12,904	59.9	$12,876	59.7

      Corporate costs primarily represent corporate and other administrative costs incurred by LMI, UGC and, following the LGI Combination, LGI. The increase in corporate costs (and the corresponding decrease in operating cash flow) during the nine months ended September 30, 2005 primarily is due to costs incurred by UGC in connection with the LGI Combination. Such costs aggregated $10,098,000 during the nine month period.

Discussion and Analysis of our Historical Operating Results

General
      As noted above, the effects of (i) our January 1, 2005 consolidation of Super Media/J:COM, (ii) the May 1, 2005 consolidation of NTL Ireland, and (iii) other acquisitions have affected the comparability of our results of operations during the 2005 and 2004 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue
      Our total consolidated revenue increased $586,988,000 and $1,941,901,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $499,839,000 and $1,630,475,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $67,584,000 or 9.5% and $207,621,000 or 11.1% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
      Our total consolidated operating expense increased $266,451,000 and $846,858,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $219,336,000 and $708,363,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $38,572,000 or 13.4% and $96,408,000 or 13.0% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) interconnect costs, (iii) labor costs and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense
      Our total consolidated SG&A expense increased $108,527,000 and $407,917,000 during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods. The effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland accounted for $94,584,000 and $347,424,000, respectively, of such increases. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $9,211,000 or 5.4% and $37,120,000 or 7.9% during the three and nine month periods, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense
      A summary of our stock-based compensation expense is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
LGI common stock	$52,723	$11,132	$85,369	$61,416
J:COM common stock	7,057	2,245	31,809	4,704
Other	1,004	—	5,132	—

	$60,784	$13,377	$122,310	$66,120

      We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM pursuant to its stock compensation plans, and amounts recorded by LGI with respect to LGI’s subsidiary stock plan pursuant to which certain LGI officers have an indirect interest in J:COM. As a result of adjustments to certain terms of former UGC and LMI stock incentive awards in connection with (i) their respective rights offerings in February 2004 and July 2004 and (ii) the LGI Combination in June 2005, most of the LGI stock incentive awards outstanding at September 30, 2005 are accounted for as variable-plan awards. The stock-based compensation expense for the nine months ended September 30, 2004 includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting in connection with modifications to the terms of UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during the three and nine month periods are largely a function of changes in the market price of the underlying common stock. Due to the use of variable-plan accounting for most of the outstanding LGI and J:COM stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment in future periods based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised. For additional information concerning stock-based compensation, see note 3 to the accompanying condensed consolidated financial statements.

Depreciation and amortization
      Depreciation and amortization expense increased $111,572,000 and $341,978,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of acquisitions and the consolidations of Super Media/J:COM and NTL Ireland and the effects of foreign currency exchange rate fluctuations, depreciation and amortization expense decreased $2,762,000 and $64,253,000 during the three and nine months ended September 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to (i) the impact of certain of UGC’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of the acceleration of the depreciation of certain customer premise equipment that was targeted for replacement. The impact of these decreases was partially offset by a $24,758,000 increase in depreciation and amortization due to the application of purchase accounting in connection with the June 15, 2005 LGI Combination.

Impairment, restructuring and other operating charges, net
      We incurred impairment, restructuring and other operating charges of $3,705,000 and $53,214,000 during the nine months ended September 30, 2005 and 2004, respectively. The 2004 amount includes (i) impairment charges of $16,623,000 and $26,000,000 that were recorded during the second and third quarters of 2004, respectively, and (ii) other less significant restructuring and other charges. The third quarter impairment charge is the result of our assessment of the recoverability of enterprise level goodwill that was associated with one of our consolidated subsidiaries. This assessment was triggered by our determination that it was more-likely-than-not that we would sell this subsidiary. The second quarter 2004 impairment charge was recorded by UGC to write-down the long-lived assets of certain telecommunications operations in Norway.

Interest expense
      Interest expense increased $66,752,000 and $90,522,000 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. Excluding the effects of the consolidation of Super Media/J:COM and foreign currency exchange rate fluctuations, interest expense increased $55,600,000 and $43,286,000, during the three and nine months ended September 30, 2005 and 2004, respectively, as compared to the corresponding prior year periods. The increases during the three and nine month periods include (i) $40,775,000 of non-cash interest expense that was recorded during the third quarter of 2005 as a result of an adjustment to increase the estimated fair value of the mandatorily redeemable securities issued by the Investcos and (ii) $8,410,000 of interest expense incurred on the €500 million ($601.5 million) principal amount of Senior Notes due 2014 that were issued by UPC Holding on July 29, 2005. The increase in the estimated fair value of the mandatorily redeemable securities of the Investcos is largely associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. The three and nine month increases also reflect a increase in the interest expense incurred on the UPC Broadband Holding Bank Facility, as higher weighted average borrowings more than offset a decline in the weighted average variable interest rate. The increase during the nine month period also reflects the net effect of (i) an increase associated with the issuance of the UGC Convertible Notes in April 2004, (i) a decrease resulting from lower amortization of deferred financing costs, due primarily to debt extinguishments and the application of purchase accounting, and (iii) other individually insignificant fluctuations.

Interest and dividend income
      Interest and dividend income remained relatively constant during the three months ended September 30, 2005 and increased $17,661,000 during the nine months ended September 30, 2005, as compared to the corresponding prior year periods. The increase during the nine month period is due primarily to dividends received on shares of ABC Family Worldwide, Inc. Series A preferred stock. We acquired a 99.9% interest in this preferred stock from Liberty in connection with the June 2004 spin off. Increases in our cash and cash equivalent balances also contributed to the increase. The impact of this increase was partially offset by a decrease in guarantee fees received from J:COM, due primarily to the elimination of most of such guarantees in connection with J:COM’s December 2004 bank refinancing.

Share of earnings (losses) of affiliates, net
      The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
Super Media/J:COM	$—	$14,344	$—	$47,376
JPC	6,739	2,943	23,299	11,021
Telenet	(7,256)	—	(19,126)	—
Austar United	(1,342)	4,183	3,782	2,506
Mediatti	(596)	(268)	(5,789)	(1,936)
TyC	—	(1,164)	(18,468)	737
Metropolis	—	(2,618)	(6,782)	(7,842)
Other	4,510	(1,747)	8,332	2,656

	$2,055	$15,673	$(14,752)	$54,518

      Our share of TyC’s losses during the nine months ended September 30, 2005 includes a $25,389,000 impairment charge to write-off the full amount of our investment in the equity of TyC at March 31, 2005. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
      The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

		amounts in thousands
UPC Broadband Holding cross-currency and interest rate swaps and caps	$27,328	$(19,344)	$123,135	$(17,018)
Embedded derivatives	(57,735)	12,568	(10,128)	72,928
Foreign exchange contracts	(893)	3,098	8,609	9,314
CCC put right	2,122	—	885	—
Variable forward transaction (News Corp. Class A common stock)	—	13,834	4,954	20,002
Other	—	1,099	(1,464)	1,414

	$(29,178)	$11,255	$125,991	$86,640

      The increase in the unrealized gains on the UPC Broadband Holding cross currency and interest rate swaps and caps is attributable to the net effect of (i) larger notional amounts during the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase, and (iii) market movements with respect to lower interest rates which decreased the market value of the contracts.

      The unrealized gains (losses) reported for the embedded derivatives primarily relate to the embedded derivative components of the UGC Convertible Notes and the prepaid forward sale of News Corp. Class A common stock. For additional information, see note 9 to the accompanying condensed consolidated financial statements.

Foreign currency transaction gains (losses), net
      The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

	amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(9,296)	$(7,525)	$(191,520)	$(7,525)
Euro denominated debt issued by UGC	2,397	(7,980)	55,771	(11,443)
Euro denominated cash held by UGC	—	6,845	(18,216)	(4,580)
Yen denominated cash held by LGI subsidiary	(778)	—	(32,807)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	22,281	32,032	(3,814)	24,755
Other	(7,255)	2,518	(3,712)	(2,447)

Total	$7,349	$25,890	$(194,298)	$(1,240)

Gain on exchange of investment securities
      We recognized a $168,301,000 pre-tax gain on the exchange of investment securities during the third quarter of 2004. This gain, which is attributable to the July 19, 2004 conversion of our investment in Telewest Communications plc Senior Notes and Senior Discount Notes into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest, represents the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes.

Other-than-temporary-declines in fair value of investments
      We recognized other-than-temporary declines in fair values of investments of $15,115,000 during the nine months ended September 30, 2004. This amount includes $12,429,000 representing the excess of the carrying cost over the fair value of the Telewest shares held by us at September 30, 2004.

Gain (loss) on extinguishment of debt
      We recognized a gain (loss) on extinguishment of debt of ($12,631,000) and $35,787,000 during the nine months ended September 30, 2005 and 2004, respectively. The 2005 loss represents the write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31,916,000 gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.

Gains (losses) on disposition of assets, net
      We recognized gains (losses) on disposition of assets, net of $277,000 and $(12,092,000) during the three months ended September 30, 2005 and 2004, respectively, and $25,855,000 and $12,632,000 during the nine months ended September 30, 2005 and 2004, respectively. The 2005 amounts include (i) a $62,678,000 loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (ii) a $40,527,000 gain recognized in connection with the February 2005 sale of our Subscription Right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iii) a $28,186,000 gain on the January 2005 sale of UGC’s investment in EWT, and (iv) a

$17,261,000 gain on the June 2005 sale of our investment in The Wireless Group plc. The $12,092,000 loss during the three months ended September 30, 2004 includes a $17,281,000 loss on the disposition of 10,551,509 Telewest shares and a $6,878,000 gain associated with the redemption of our investment in certain bonds. During the nine months ended September 30, 2004, the net impact of these transactions was more than offset by a $25,256,000 gain recognized in connection with our April 2004 contribution of certain equity interests to JPC.

Income tax expense
      We recognized income tax expense of $30,241,000 and $91,027,000 during the nine months ended September 30, 2005 and 2004, respectively. The tax expense for the nine months ended September 30, 2005 differs from the expected tax benefit of $50,043,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans, investments in subsidiaries, the mandatorily redeemable securities of the Investcos, and the UGC Convertible Notes, (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (iii) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset during the nine month period by the release of valuation allowances in other jurisdictions, including a tax benefit of $37,064,000 recognized during the second quarter of 2005 associated with the net release of valuation allowances by J:COM, and (iv) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate. The tax expense for the nine months ended September 30, 2004 differs from the expected tax benefit of $2,114,000 (based on the U.S. federal 35% income tax rate) primarily due to an increase in valuation allowances against deferred tax assets, primarily in certain European tax jurisdictions.
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

Corporate Liquidity
      The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2005 are set forth in the following table (amounts in thousands):

Cash and cash equivalents held by:

LGI and its non-operating subsidiaries	$1,253,536
UPC Broadband(a)	753,106
J:COM	334,254
VTR	32,805
Other operating subsidiaries	40,803

Total cash and cash equivalents	$2,414,504

(a)	UPC Holding held €383,160,000 ($460,972,000) and UPC Broadband Holding and its unrestricted subsidiaries held €193,828,000 ($233,191,000) of UPC Broadband’s consolidated cash and cash equivalents at September 30, 2005.

      The cash and cash equivalent balances of $1,253,536,000 held by LGI and its non-operating subsidiaries, together with $31,496,000 of short term liquid investments that were available to LGI and its non-operating subsidiaries, represented available liquidity at the corporate level at September 30, 2005. Our remaining unrestricted cash and cash equivalents of $1,160,968,000 at September 30, 2005 were held by our operating subsidiaries as set forth in the table above. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
      In August 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock. In consideration for entering into the forward contract, we received approximately $75 million. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
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
      UGC has issued €500.0 million ($601.5 million) principal amount of the 1 3/4% euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 9 to the condensed consolidated financial statements.
      On June 20, 2005, we announced the authorization of a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A common stock and LGI Series C common stock. The stock repurchase program may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions such as sales of puts, or purchases and sales of calls, on outstanding shares of LGI Series A common stock and LGI Series C common stock. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions. The program may be suspended or discontinued at any time. As of September 30, 2005, no stock repurchases had been made under this program. Subsequent to September 30, 2005, we repurchased 400,000 and 200,000 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $14.5 million. For information concerning certain call agreements that we have entered into in connection with our stock repurchase program, see Quantitative and Qualitative Disclosures about Market Risk below
      In connection with the closing of the LGI Combination, we issued 65,694,765 shares of each of LGI Series A common stock and LGI Series C common stock (including 2,067,786 of each series of stock that were issued to subsidiaries of UGC) and paid cash consideration of $703,868,000 (including direct acquisition costs of $9,351,000) to acquire the shares of UGC common stock that we did not already own. For additional information concerning the LGI Combination, see note 5 to the accompanying condensed consolidated financial statements.
      Subsequent to September 30, 2005, (i) we used a significant portion of our consolidated cash balances, together with proceeds received upon the issuance of additional debt financing, to fund the Cablecom and Astral acquisitions and an additional investment in Telenet, and (ii) we received cash proceeds in connection with the November 2005 sale of our investment in SBS. The aggregate consolidated cash used to fund the Cablecom, Astral and Telenet transactions, net of the cash proceeds received from the additional debt financings and the sale of our SBS investment, was approximately $1.376 billion and the aggregate increase to our debt as a direct result of these transactions was approximately $1.186 billion excluding the debt of Cablecom (approximately $1.338 billion equivalent U.S. dollars at June 30, 2005, the most recent date for which Cablecom has publicly reported its debt balances). If these transactions had occurred on September 30,

2005, our cash and cash equivalent balances would have been approximately $1.038 billion (including cash and cash equivalents held by J:COM of $334 million), and our total debt and capital lease obligations would have been approximately $9.902 billion (including $1.623 billion owed by J:COM). For additional information, see below and note 16 to the accompanying condensed consolidated financial statements.
      We believe that our current sources of liquidity are sufficient to meet our known liquidity and capital needs through 2006. However, in the event a major investment or acquisition opportunity were to arise, we expect that we would be required to seek additional capital in order to consummate any such transaction.
      As noted above, we began consolidating Super Media and J:COM effective January 1, 2005. The consolidation of Super Media and J:COM did not have a material impact on our liquidity or capital resources as both our company and J:COM have continued to separately assess and finance our respective liquidity needs. See separate discussion of the liquidity and capital resources of J:COM below.

Subsidiary Liquidity
      UPC Broadband and Cablecom. At September 30, 2005, UPC Broadband held cash and cash equivalents of $753,106,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, UPC Broadband’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
      At September 30, 2005, UPC Broadband’s debt included (i) outstanding euro denominated borrowings under three Facilities of the UPC Broadband Holding Bank Facility aggregating $2,033,205,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000, and (ii) €500 million ($601.5 million) principal amount of 7 3/4% Senior Notes due 2014. Two additional euro denominated Facilities (Facility A and Facility I) under the UPC Broadband Holding Bank Facility provide up to €1 billion ($1.203 billion) of aggregate borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the September 30, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities at September 30, 2005 was approximately €295 million ($355 million). In connection with our October 2005 transfer of Chorus to UPC Broadband Holding, UPC Broadband Holding borrowed €110 million ($132 million) of the availability under Facility A. As a result of scheduled changes in required covenants, the aggregate borrowing availability at December 31, 2005 under Facility A and Facility I will decrease significantly from the September 30, 2005 amount unless UPC Broadband Holding is able to increase its EBITDA (as defined in the UPC Broadband Holding Bank Facility), through acquisitions or otherwise, or reduce its senior debt. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
      Our management has been evaluating various options with respect to our Scandinavian assets (i.e., the assets of our broadband operating segments in Norway and Sweden), including a possible sale, and in the fourth quarter, commenced an auction process. Any final determination to sell any or all of our Scandinavian assets will depend on the price and terms offered and will be subject to, among other things, approval of our Board of Directors, receipt of requisite governmental and other third party consents and approvals, and a waiver of the covenant in the UPC Broadband Holding Bank Facility restricting dispositions of assets.
      On October 24, 2005, LGI Switzerland, our indirect wholly owned subsidiary, completed the purchase of all of the issued share capital of Cablecom, which is the parent company of Swiss cable operator Cablecom Gmbh, for a cash purchase price before direct acquisition costs of CHF 2.826 billion ($2.185 billion at October 24, 2005).
      The Cablecom Acquisition was effected pursuant to the terms of the Purchase Agreement, dated September 30, 2005 between LGI Switzerland and Glacier. At closing, 3% of the purchase price was placed in escrow, for a period not to exceed 89 days, pending any claims arising under the Purchase Agreement. Any payment made from this escrow will be treated as an adjustment to the purchase price.
      LGI Switzerland has also agreed to reimburse Glacier for certain costs incurred in connection with Cablecom’s aborted IPO. The amount of such reimbursement is limited to CHF 15 million ($11.6 million).

      The Cablecom Acquisition was funded through a combination of (i) a €550 million ($670 million at the borrowing date) 9.5 year split-coupon floating rate PIK Loan entered into by LGI Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8 5/8% Senior Notes due 2014 by UPC Holding, a sister corporation of LGI Switzerland and (iii) corporate cash. The terms of the LGI Switzerland PIK Loan and the UPC Holding 8 5/8% Senior Notes are described in note 16 to the accompanying condensed consolidated financial statements.
      At June 30, 2005, Cablecom and its subsidiaries reported outstanding debt of CHF 1.716 billion ($1.338 billion at June 30, 2005) and CHF 161 million ($126 million at June 30, 2005) of cash and cash equivalents. The debt includes €290 million of 9 3/8% Senior Notes due 2014 issued by Cablecom Luxembourg S.C.A., which we refer to as the Fixed Rate Notes, and CHF 390 million of Floating Rate Senior Secured Notes due 2010, €200 million of Floating Rate Senior Secured Notes due 2010 and €375 million of Floating Rate Senior Secured Notes due 2012 issued by Cablecom Luxembourg S.C.A., which we collectively refer to as the Floating Rate Notes and together with the Fixed Rate Notes, the Cablecom Notes. In addition, Cablecom Gmbh had a CHF 150 million Cablecom Revolving Credit Facility that was undrawn at June 30, 2005.
      The consummation of the Cablecom Acquisition triggered a “change of control” Put Right under the Cablecom Notes and, absent a waiver from the lenders under the Cablecom Revolving Credit Facility (the Waiver), requires a refinancing of the Cablecom Revolving Credit Facility. LGI Switzerland has entered into a Change of Control Backstop Commitment Letter with certain financial institutions (the Banks), pursuant to which (i) the Banks have agreed to enter into a new term facility under which a subsidiary of Cablecom may access the funds necessary to repurchase Cablecom Notes that are Floating Rate Notes tendered upon exercise of the Put Right or, absent an agreement on the definitive terms of the new term facility, in the case of tendered Floating Rate Notes, and if any Cablecom Notes that are Fixed Rate Notes are tendered, the Banks have agreed to purchase such tendered notes and enter into a remarketing arrangement with a subsidiary of Cablecom with respect to such tendered notes, and (ii) absent the Waiver, the Banks have agreed to enter into a new credit facility to refinance the Cablecom Revolving Credit Facility. LGI Switzerland’s right to terminate the Change of Control Backstop Commitment Letter is subject to a non-refundable commitment fee, payable within 3 business days of the expiration date of the Put Right. We have received the Waiver from the lenders.
      On October 14, 2005, we completed the acquisition of Astral, a broadband telecommunications operator in Romania for a cash purchase price before direct acquisition costs of approximately $407 million. We also assumed $21 million of debt and acquired cash and cash equivalent balances of $7 million in connection with this acquisition.
      On May 9, 2005, UPC Ireland, a subsidiary of UPC, entered into certain agreements that provide for UPC Ireland’s acquisition of MS Irish Cable from MSDW Equity if regulatory approval is obtained. MS Irish Cable acquired NTL Ireland on May 9, 2005 for total purchase consideration of €347,441,000 ($446,238,000 at May 9, 2005), including direct acquisition costs of €14,029,000 ($18,018,000 at May 9, 2005) and an €8,412,000 ($10,804,000 at May 9, 2005) adjustment for cash held by NTL Ireland on the closing date. On that date, UPC Ireland loaned MS Irish Cable approximately €338,559,000 ($434,830,000 at May 9, 2005) to fund the purchase price for NTL Ireland and MS Irish Cable’s working capital needs pursuant to a loan agreement (the Loan Agreement). Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty. As we are responsible for any losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. For additional information, see note 5 to the accompanying condensed consolidated financial statements.

      In April 2005, a subsidiary of UPC Broadband Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash.
      On February 10, 2005, we acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash.
      For information concerning UPC Broadband’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      We believe that UPC Broadband’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow UPC Broadband’s business through acquisitions, we expect that UPC Broadband will need additional sources of financing, most likely to come in the form of debt financing.
      J:COM. At September 30, 2005, J:COM held cash and cash equivalents of $334,254,000 that were denominated in Japanese yen. In addition to its cash and cash equivalents, J:COM’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
      At September 30, 2005, J:COM’s debt consisted of Japanese yen denominated borrowings pursuant to the J:COM Term Loan Facility aggregating approximately ¥127.7 billion ($1,124,460,000) and other borrowings aggregating approximately ¥20.547 billion ($180,953,000). At September 30, 2005, J:COM had ¥20 billion ($176 million) of borrowing availability pursuant to the J:COM Revolving Facility. For additional information concerning J:COM’s debt, see note 9 to the accompanying condensed consolidated financial statements.
      On September 30, 2005, J:COM paid cash of ¥9,200 million ($81,022,000) and assumed debt and capital lease obligations of ¥5,517 million ($48,587,000) to purchase 100% of the outstanding shares of Odakyu from Odakyu Electric Railway Ltd. J:COM immediately repaid ¥3,490 million ($30,735,000) of the assumed debt.
      On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). As a result of this transaction, J:COM acquired an approximate 92% equity interest in Chofu Cable.
      On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79,117,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. J:COM used a portion of the net proceeds received in March 2005 to repay the ¥50 billion ($472 million at March 23, 2005) of borrowings outstanding pursuant to the Mezzanine Facility. The Mezzanine Facility is not available for future borrowings.
      For information concerning J:COM’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      Management of J:COM believes that J:COM’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that J:COM management plans to grow J:COM’s business through acquisitions, J:COM management believes that J:COM may need additional sources of financing, most likely to come in the form of debt or equity financing or a combination of both.
      VTR. At September 30, 2005, VTR held cash and cash equivalents of $32,805,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, VTR’s primary source of liquidity is its operating cash flow.
      On April 13, 2005, VTR completed its previously announced merger with Metrópolis, a Chilean broadband distribution company. Prior to the merger, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by CCC. As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CCI in the amount of ChP6.067 billion ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metropolis included the assumption of $25,773,000 in debt payable to CTC and ChP30.335 billion ($51,773,000 at April 13, 2005) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. Final regulatory approval for the combination was obtained in March 2005, subject to certain conditions. The most significant conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on all portions of the combined network within five years; and (iii) limit basic tier price increases to the rate of inflation plus a programming cost escalator over the next three years.
      VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility totaling ChP175.502 billion ($331,261,000) as of September 30, 2005. In July 2005, VTR borrowed ChP14.724 billion ($25,456,000 as of July 4, 2005) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC. On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of its existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank Facility, raising proceeds of ChP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans to our subsidiaries and $10,415,000 to repay a loan to CCC. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
      For information concerning VTR’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      We believe that VTR’s existing sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow VTR’s business through acquisitions, we believe that VTR may need additional sources of financing, most likely in the form of debt financing.
      Other Subsidiaries. Certain of our consolidated businesses other than UPC Broadband, J:COM and VTR completed transactions that affected our liquidity during the first nine months of 2005.
      On November 8, 2005, we received cash consideration of €276,432,000 ($326,412,000 at November 8, 2005) in connection with the disposition of our 19% ownership interest in SBS. Due to this disposition, we classified the carrying value of our available-for-sale investment in SBS as a current asset in our September 30, 2005 condensed consolidated balance sheet.
      In connection with the October 14, 2005 Telenet IPO, (i) one of our indirect subsidiaries, chellomedia Investments, purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €159,242,000 ($192,460,000 at October 14, 2005) before giving effect to pending post-closing adjustments that could result in an increase to the purchase price of up to €1,960,000 ($2,358,000), and (ii) €74,451,000 ($89,981,000 at October 14, 2005) of the mandatorily redeemable securities previously issued by the Investcos to third parties were redeemed. For additional information, see notes 9 and 16 to the accompanying condensed consolidated financial statements.
      In June 2005 we sold our equity method investment in The Wireless Group plc for cash proceeds of £20,304,000 ($37,126,000 at the transaction date).
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

      In January 2005, we sold our 28.7% interest in EWT, which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,067,000 at the transaction dates) in cash. We received €27,000,000 ($35,439,000 at the transaction date) of the sale price in January 2005, and we received the remainder in June 2005.
      In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,111 shares of LGI Series A common stock and 351,111 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
      Due to the fact that we began consolidating Super Media/ J:COM on January 1, 2005, our cash flows for the nine months ended September 30, 2005 are not comparable to the cash flows for the nine months ended September 30, 2004. Accordingly, the following discussion focuses on our cash flows for the nine months ended September 30, 2005.
      During the nine months ended September 30, 2005, we used net cash provided by our operating activities of $1,016,695,000, net cash provided by financing activities of $1,127,927,000 and $114,611,000 of our existing cash and cash equivalent balances (excluding a $150,335,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $2,108,898,000.
      The net cash used by our investing activities during the nine months ended September 30, 2005 includes cash paid in connection with the LGI Combination of $703,868,000, cash paid for acquisitions of $755,540,000, capital expenditures of $832,959,000, net proceeds received upon dispositions of $151,733,000, and the net effect of other less significant sources and uses of cash.
      J:COM accounted for $225,556,000 of our consolidated capital expenditures during the nine months ended September 30, 2005. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From an accounting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $105,217,000 of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $330,773,000 during the nine months ended September 30, 2005. Including amounts expected to be financed under capital lease arrangements, J:COM management expects that its aggregate capital expenditures during 2005 will range between ¥50 billion ($440 million) and ¥55 billion ($484 million). Approximately one-third of such capital expenditures are expected to be financed under capital lease arrangements. J:COM currently expects that its 2006 capital expenditures (whether financed with cash or capital lease arrangements) will exceed the estimated 2005 full-year amounts.
      UPC Broadband and VTR accounted for $466,785,000 and $68,878,000, respectively of our consolidated capital expenditures during the nine months ended September 30, 2005, and $225,593,000 and $27,578,000, respectively, during the nine months ended September 30, 2004. We expect the 2005 capital expenditures of (i) UPC Broadband and Cablecom in Europe and (ii) VTR in Chile to continue to significantly exceed the comparable prior year amounts due primarily to: (i) increased costs for customer premise equipment as we expect our operating segments in Europe and Chile to continue to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as our plan to invest more aggressively in digital television in The Netherlands and other locations and our launch of VoIP in major markets in Europe and in Chile; and (iv) other factors such as improvements to our master telecom center in Europe, information technology upgrades and expenditures for general support systems. In future periods, we expect UPC Broadband, Cablecom and VTR to continue to focus on increasing the penetration of services in their existing upgraded footprint and efficiently deploying capital aimed at services that result in positive net cash flows. Due in large part to the capital requirements associated with recently acquired entities such as Cablecom, Astral and Metrópolis, we expect the 2006 capital expenditures of our broadband segments in Europe and Chile to significantly exceed the comparable 2005 amounts.
      During the nine months ended September 30, 2005, the cash provided by our financing activities was $1,127,927,000. Such amount includes net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $857,969,000 (including $853,547,000 of proceeds received by J:COM in connection with its IPO) and net borrowings of debt and capital lease obligations of $326,469,000.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements
      At September 30, 2005, Liberty guaranteed ¥4,104 million ($36,144,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. In connection with the spin off, we agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
      At September 30, 2005, J:COM guaranteed ¥539 million ($4,748,000) of the debt of certain of its affiliates. The debt maturities range from 2007 to 2017.
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
      Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC. Olympus, another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
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
      As further described in note 5 to the accompanying condensed consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has a corresponding call right.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $10,870,000 fair value of this put obligation at September 30, 2005 in other current liabilities in the accompanying condensed consolidated balance sheet. For additional information, see note 7 to the accompanying condensed consolidated financial statements.
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

Contractual Commitments
      As of September 30, 2005, the U.S. dollar equivalent (based on September 30, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments due during:

	Three months
	ended	Year ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	amounts in thousands
Debt (excluding interest):
U.S. dollar	$10,005	$5,958	$5,737	$6,375	$99,615	$1,874,375	$2,002,065
Euro	108,750	1,246	1,994	1,683	1,738	3,237,378	3,352,789
Japanese Yen	21,075	114,141	180,419	276,442	376,635	336,701	1,305,413
Other	—	13,250	53,002	53,002	53,002	159,004	331,260

	139,830	134,595	241,152	337,502	530,990	5,607,458	6,991,527

Capital leases (excluding interest):
Euro	178	818	609	616	641	4,782	7,644
Japanese Yen	24,136	84,299	67,512	53,481	42,474	45,202	317,104
Other	769	2,444	2,624	2,843	3,097	22,091	33,868

	25,083	87,561	70,745	56,940	46,212	72,075	358,616

Operating leases:
U.S. dollar	3,082	5,291	4,940	5,027	4,694	16,850	39,884
Euro	24,052	82,362	72,033	46,811	37,245	126,111	388,614
Japanese Yen	2,255	8,175	6,626	5,140	4,253	7,731	34,180
Other	3,483	12,103	10,991	10,506	10,301	17,588	64,972

	32,872	107,931	94,590	67,484	56,493	168,280	527,650

Programming and other purchase obligations:
U.S. dollar	4,326	3,974	4,609	4,009	1,944	17,037	35,899
Euro	37,221	68,507	23,796	18,349	7,346	838	156,057
Other	8,362	21,843	1,436	897	—	—	32,538

	49,909	94,324	29,841	23,255	9,290	17,875	224,494

Other commitments:
U.S. dollar	233	—	—	—	—	—	233
Euro	24,884	13,530	11,101	8,245	8,068	27,508	93,336
Japanese Yen	—	793	599	—	—	—	1,392
Other	4,085	602	231	—	—	—	4,918

	29,202	14,925	11,931	8,245	8,068	27,508	99,879

Total:
U.S. dollar	17,646	15,223	15,286	15,411	106,253	1,908,262	2,078,081
Euro	195,085	166,463	109,533	75,704	55,038	3,396,617	3,998,440
Japanese Yen	47,466	207,408	255,156	335,063	423,362	389,634	1,658,089
Other	16,699	50,242	68,284	67,248	66,400	198,683	467,556

	$276,896	$439,336	$448,259	$493,426	$651,053	$5,893,196	$8,202,166

Projected cash interest payments on debt and capital lease obligations*	$87,288	$325,059	$317,872	$309,186	$294,526	$719,011	$2,052,942

*	Based on interest rates and contractual maturities in effect as of September 30, 2005.

      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At September 30, 2005, we and J:COM held cash balances of $11,442,000 and $334,254,000, respectively, that were denominated in Japanese yen and UGC held cash balances of $711,309,000 that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At September 30, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $845 million, including the $326,160,000 carrying value of our investment in SBS, which was sold subsequent to September 30, 2005.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and Japanese yen as 40% and 33% of our U.S. dollar revenue during the nine months ended September 30, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Chilean peso, the Hungarian Forint and other local currencies in Europe.
      J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of September 30, 2005, such forward contracts effectively allow J:COM to convert a total of ¥1,532 million to a total of $14,010,000 through January 2006. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on the derivative instruments in the accompanying condensed consolidated statement of operations.
      VTR has several outstanding forward contracts with two commercial banks to reduce foreign currency exposures related to U.S. dollar-denominated programming costs. As of September 30, 2005, such forward contracts effectively allow VTR to convert a total of ChP11,827 million to a total of $20,900,000 through July 2006. Changes in the fair value of these contracts are recorded in the realized and unrealized gains (losses) on derivative instruments in the accompanying condensed consolidated statements of operations.
      On October 4, 2005, Liberty Switzerland entered into a forward contract that converts CHF 925.1 million to €606.4 million ($729.5 million). The forward contract expires in April 2007.
      The relationship between the euro, Japanese yen, Chilean peso and the Hungarian forint and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
Spot rates:	2005	2004

Euro	0.8312	0.7333
Japanese yen	113.55	102.41
Chilean peso	529.80	559.19
Hungarian forint	207.72	180.59

	Three months ended		Nine months ended
	September 30,		September 30,

Average rates:	2005	2004	2005	2004

Euro	0.8212	0.8175	0.7916	0.8154
Japanese yen	111.24	109.90	107.78	108.56
Chilean peso	551.35	628.22	570.39	614.70
Hungarian forint	202.22	203.52	195.61	206.89

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
      Weighted Average Variable Interest Rate — At September 30, 2005, the weighted-average interest rate (including margin) on variable rate indebtedness of our consolidated subsidiaries was approximately 4.8% (5.7% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $27,034,000.

Derivative Instruments

UPC Broadband Holding Cross-currency and Interest Rate Swaps and Caps
      UPC Broadband Holding, a subsidiary of UPC, has entered into cross-currency and interest rate swaps, interest rate caps and cross-currency forwards to manage foreign currency and interest rate exposure. The terms of these contracts outstanding at September 30, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

	Principal	Notional	Interest rate (on
	amount due	amount due	principal amount)	Interest rate (on
	from	to	due from	notional amount) due to
Maturity date	counterparty	counterparty	counterparty	counterparty

	amounts in thousands
(1) December 2011	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
(2) October 2012	1,250,000	994,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,387,500

(1)	Swap contract effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, LIBOR-indexed floating rate debt to Euro-denominated, EURIBOR-indexed floating rate debt.

(2)	Effectively converts the indicated principal amount of UPC’s U.S. dollar-denominated, floating rate debt to Euro-denominated, fixed rate debt (including margin).

Interest Rate Swaps:

		Variable	Fixed interest
		interest rate	rate, excluding
		due from	margin, due to
Maturity date	Principal amount	counterparty	counterparty

	amounts in thousands
(3) January 2006	€1,075,000	EURIBOR	2.29%
(3) April 2010	1,000,000	EURIBOR	3.28%
(3) September 2012	500,000	EURIBOR	2.96%

	€2,575,000

(3)	Swap contract effectively fixes the EURIBOR rate (excluding margin) on the indicated principal amount of UPC’s Euro-denominated debt.

Interest Rate Caps:

Maturity date	Principal amount	Cap level(4)

	amounts in thousands
(4) January 2006	€2,600,000	3.0%
(4) July 2006	900,000	4.0%
(4) January 2007	1,000,000	4.0%
(4) January 2008	750,000	3.5%

	€5,250,000

(4)	Caps the EURIBOR variable interest rate (excluding margin) on the indicated principal amount of UPC Broadband’s euro-denominated debt.
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 15% in the value of the U.S. dollar relative to the euro at September 30, 2005 would have increased (decreased), respectively, the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately $266 million, and (ii) an instantaneous increase (decrease) in the relevant base floating rate (excluding margin) of 50 basis points (0.50%) at September 30, 2005 would have increased (decreased), respectively, the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately $77 million.

J:COM Interest Rate Swaps
      At September 30, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥44,899 million ($395,412,000), and their terms were as follows:

	Fixed TIBOR
	rate to be paid
Maturity date	by J:COM	Notional amount

		amounts in millions
June 30, 2009	0.52%	¥34,899
December 30, 2009	0.55%	5,500
December 30, 2009	0.69%	1,500
December 30, 2009	0.70%	3,000

		¥44,899

      These swap agreements effectively fix the TIBOR component of the variable interest rates on borrowings pursuant to the J:COM Senior Facility. J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, they are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net.

UGC Convertible Notes
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our condensed consolidated statement of operations. During the nine months ended September 30, 2005, we recognized an unrealized loss on the embedded equity derivative of $14,488,000. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	September 30,	December 31,
	2005	2004

	amounts in thousands
Debt host contract	$438,454	$462,164
Embedded equity derivative	208,133	193,645

	$646,587	$655,809

      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the fair value of the Euro relative to the U.S. dollar at September 30, 2005 would have increased (decreased) the fair value of the embedded equity derivative by approximately €47.5 million (€36.5 million), (ii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at September 30, 2005 would have decreased (increased) the value of the embedded equity derivative by approximately €6.5 million, and (iii) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at September 30, 2005 would have increased (decreased) the fair value of the embedded equity derivative by approximately €42 million.

Prepaid Forward Sale Transaction — News Corp. Class A common stock
      On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75,045,000. The forward contract includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75,045,000 received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our condensed consolidated balance sheet, as set forth below (amounts in thousands):

September 30,
2005

amounts in
thousands
Debt host contract	$75,585
Embedded equity derivative	(2,942)

$72,643

      Holding all other factors constant, an instantaneous increase (decrease) of 10% in the price of News Corp Class A common stock at September 30, 2005 would have decreased (increased) the value of the embedded equity derivative component of the prepaid forward sale by approximately $6 million.

Other derivative instruments
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
      In October 2005, we paid $11,807,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.25 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. Call options with respect to 250,000 shares expire on each of November 18, 2005 and November 21, 2005.

Credit Risk
      In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2005, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. We began consolidating the financial results of MS Irish Cable and its subsidiary, NTL Ireland, effective May 1, 2005, pursuant to the requirements of FIN 46(R). Because we do not control MS Irish Cable, our disclosure controls and procedures with respect to information regarding MS Irish Cable also are more limited than those for consolidated subsidiaries we control.

(c) Changes in internal control over financial reporting
      As discussed in Item 9A. Controls and Procedures in our Form 10-K/A, as of December 31, 2004, our then majority owned subsidiary, UGC, which files its own annual and quarterly reports with the SEC, identified a material weakness in its internal controls over financial reporting related to the accounting for complex financial instruments. During the second quarter of 2005, UGC took steps to remediate this material weakness by enhancing the guidance in the company’s accounting policy manual around accounting for complex financial instruments and adding additional layers of review within the treasury process and the accounting process.
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
      No change in our internal control over financial reporting occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      We are continuing our evaluation, documentation and testing of our internal controls over financial reporting so that management will be able to report on, and our independent registered public accounting firm will be able to attest to, our internal controls as of December 31, 2005, as required by applicable laws and regulations.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Class Action Lawsuits Relating to the LGI Combination. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe the lawsuits are without merit.
      For additional information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to our Quarterly Report on Form 10-Q filed on August 11, 2005, our Quarterly Report on Form 10-Q filed on May 13, 2005 (by our predecessor, LMI) and our Annual Report on Form 10-K/ A filed on May 2, 2005 (by our predecessor, LMI).

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
10	Material Contracts:
10.1	Form of Liberty Global, Inc. 2005 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the “Incentive Plan 8-K”))
10.2	Form of Liberty Global, Inc. 2005 Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.3	Form of Liberty Global, Inc. 2005 Incentive Plan Restricted Shares Agreement (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.4	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2005 (file No. 000-51360) (the “Cablecom 8-K”)) (the “Cablecom Share Purchase Agreement”)

10.5	Excerpts from Schedule 4.6 to the Cablecom Share Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.6	Deed, dated September 30, 2005, between Liberty Media International, Inc. and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: November 10, 2005	By:	/s/ Michael T. Fries
Michael T. Fries President and Chief Executive Officer

Dated: November 10, 2005	By:	/s/ Charles H.R. Bracken
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 10, 2005	By:	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
10	Material Contracts:
10.1	Form of Liberty Global, Inc. 2005 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the “Incentive Plan 8-K”))
10.2	Form of Liberty Global, Inc. 2005 Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.3	Form of Liberty Global, Inc. 2005 Incentive Plan Restricted Shares Agreement (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.4	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2005 (file No. 000-51360) (the “Cablecom 8-K”)) (the “Cablecom Share Purchase Agreement”)
10.5	Excerpts from Schedule 4.6 to the Cablecom Share Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.6	Deed, dated September 30, 2005, between Liberty Media International, Inc. and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

* Filed herewith