Form 10-K
period 2005-12-31
Liberty Global, Inc.
filed 2006-03-14
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-51360
Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant’s telephone number, including area code:
(303) 220-6600
Securities registered pursuant to Section 12(b) of the Act:
none
Securities registered pursuant to Section 12(g) of the Act:
Series A Common Stock, par value $0.01 per share
Series B Common Stock, par value $0.01 per share
Series C Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-1 of the Exchange Act.     Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10.893 billion.
The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 22, 2006 was:
226,041,245 shares of Series A common stock;
7,323,570 shares of Series B common stock; and
234,863,543 shares of Series C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.
2005 ANNUAL REPORT ON FORM 10-K

Page

PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-37
Item 1B.	Unresolved Staff Comments	I-45
Item 2.	Properties	I-45
Item 3.	Legal Proceedings	I-45
Item 4.	Submission of Matters to a Vote of Security Holders	I-46
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-6
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-44
Item 8.	Financial Statements and Supplementary Data	II-51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-51
Item 9A.	Controls and Procedures	II-51
Item 9B.	Other Information	II-51
PART III
Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions	III-1
Item 14.	Principal Accountant Fees and Services	III-1
PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1
2005 Incentive Plan
2005 Nonemployee Director Incentive Plan
Compensation Policy for Nonemployee Directors
Form of Indemnification Agreement between the Registrant and its Directors
Form of Indemnification Agreement between the Registrant and its Executive Officers
Contract Extension Letter
List of Subsidiaries
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Consent of KPMG AZSA & Co.
Consent of Finsterbusch Pickenhayn Sibille
Consent of KPMG LLP
Information Re: Absence of Consent of Arthur Andersen LLP
Consent of Ernst & Young LTDA
Consent of KPMG LLP
Certification of President and CEO
Certification of Senior VP and Co-CFO (Principal Financial Officer)
Certification of Senior VP and Co-CFO (Principal Accounting Officer)
Section 1350 Certification

PART I

Item 1.	BUSINESS
General Development of Business
Liberty Global, Inc. (LGI) is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations in 19 countries (excluding Norway) outside of the continental United States at December 31, 2005, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary UGC Europe, Inc. (UGC Europe) and its wholly owned subsidiaries UPC Holding B.V. (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland) (collectively, Europe Broadband), we provide video, voice and Internet access services in 13 European countries at December 31, 2005 (excluding Norway). Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated direct-to-home satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through our indirect wholly owned subsidiary chellomedia B.V. (chellomedia), which also provides telecommunications and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to Europe Broadband.
LGI was formed on January 13, 2005, for the purpose of effecting the combination of Liberty Media International, Inc. (LMI) and UnitedGlobalCom, Inc. (UGC). LMI is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media), including a majority interest in UGC, an international broadband communications provider. We refer to these assets and subsidiaries of Liberty Media prior to June 2004, collectively as LMC International. On June 7, 2004, Liberty Media distributed to its stockholders, on a pro rata basis, all of the outstanding shares of LMI’s common stock, and LMI became an independent, publicly traded company. As used in this document, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
On June 15, 2005, we completed certain mergers whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI (the LGI Combination). In the LGI Combination, (i) each outstanding share of LMI Series A common stock, LMI Series B common stock and LMI Series C common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LMI and its wholly owned subsidiaries) was converted into the right to receive for each share of common stock owned either (i) 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock (plus cash for any fractional share interest) or (ii) $9.58 in cash. Cash elections were subject to proration. The aggregate cash consideration paid to UGC’s stockholders in the LGI Combination was just under $0.7 billion.
On September 6, 2005, LGI effected a stock split in the form of a stock dividend (the Stock Dividend) of LGI Series C common stock to holders of record of LGI Series A and Series B common stock as of 5:00 p.m., New York City time, on August 26, 2005, which was the record date for the Stock Dividend (the Record Date). In the Stock Dividend, holders received one share of LGI Series C common stock for each share of LGI Series A common stock, and one share of LGI Series C common stock for each share of LGI Series B common stock, held of record as of the Record Date. Unless otherwise indicated, all LGI and LMI share and per share amounts presented herein have been retroactively adjusted to give effect to the Stock Dividend, notwithstanding the fact that no shares of LGI Series C common stock were issued and outstanding prior to September 6, 2005.
Unless indicated otherwise, convenience translations into U.S. dollars are calculated as of December 31, 2005.
Recent Developments

Contributions and Acquisitions
Pursuant to a contribution agreement between Sumitomo Corporation (Sumitomo) and us, on December 28, 2004, our 45.45% equity interest in J:COM and a 19.78% equity interest in J:COM owned by Sumitomo were combined in a holding company named LGI/ Sumisho Super Media, LLC, formerly known as LMI/ Sumisho Super Media, LLC (Super Media). As a result of these transactions, we held a 69.68% non-controlling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
On February 18, 2005, J:COM announced an initial public offering of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. As a result, we began accounting for Super Media and J:COM as consolidated subsidiaries effective as of January 1, 2005. On March 23, 2005, J:COM completed its initial public offering and Sumitomo contributed to Super Media a portion of the 12.25% equity interest in J:COM that Sumitomo had retained following the December 2004 contribution. In April 2005, the underwriters in J:COM’s initial public offering exercised their over-allotment option and in September 2005, Sumitomo contributed the balance of its equity interest in J:COM to Super Media. After giving effect to the foregoing, as of December 31, 2005, we held a 58.66% controlling interest in Super Media and Super Media held a 62.65% controlling interest in J:COM.
On January 7, 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd. (Zone Vision) from its shareholders. The consideration for the transaction consisted of $50 million in cash and 351,110 shares of LGI Series A common stock and 351,110 shares of LGI Series C common stock, which are subject to certain vesting conditions. As part of the transaction, chellomedia contributed to Zone Vision the 49% shareholding it already held in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a company focused on the ownership, management and distribution of pay television channels of third parties and its own channels.
On February 10, 2005, UPC Broadband Holding BV, an indirect wholly owned subsidiary of UGC Europe (UPC Broadband Holding), acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for cash consideration of €71 million ($91.4 million at the transaction date).
On April 1, 2005, a subsidiary of UPC Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France SAS (UPC Broadband France) that it did not already own for €90.1 million ($116 million at the transaction date) in cash, taking our ownership in UPC Broadband France to 100%. UPC Broadband France is the owner of our French broadband video and Internet access operation, which includes Suez-Lyonnaise Télécom SA (Noos), a provider of digital and analog cable television services and high-speed Internet access services in France, which we acquired in July 2004.
On April 13, 2005, VTR, which at the time was a wholly-owned subsidiary of UGC, completed its combination with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband distribution company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11.4 million shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A., an affiliate of CCC, in the amount of CLP6.1 billion ($10.5 million at the transaction date), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. Final regulatory approval for the combination, which was obtained in March 2005, imposed certain conditions on the combined entity. The most significant of these conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis;

(ii) activate two-way capacity to two million homes passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation, plus a programming cost escalator.
On May 9, 2005, our indirect wholly owned subsidiary, UPC Ireland B.V. (UPC Ireland), entered into an agreement to acquire MS Irish Cable Holding B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable acquired NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland) with funds provided by a loan from UPC Ireland. UPC Ireland closed the acquisition of MS Irish Cable on December 12, 2005, following receipt of regulatory approval. The total cash purchase price for the acquisition was €333.4 million ($428.2 million at May 9, 2005) (excluding direct acquisition costs). NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in Ireland.
On September 30, 2005, J:COM purchased all of the outstanding shares of Odakyu Telecommunication Services Co., Ltd., now known as J:COM Setamachi Co. Ltd. (J:COM Setamachi) for cash of ¥9,200 million ($81 million at the transaction date). J:COM Setamachi provides cable television and high speed Internet access services in Japan, including Tokyo’s Setagaya ward and the cities of Machida, Kawasaki and Yokohama.
On October 14, 2005, we acquired, through an indirect wholly owned subsidiary, 7.7 million shares of Telenet Group Holding NV (Telenet) for cash of €160.2 million ($193.7 million at the transaction date) in connection with Telenet’s initial public offering. After giving effect to this acquisition and Telenet’s initial public offering, we and Belgian Cable Investors LLC (Belgian Cable Investors), a partnership that is majority owned and controlled by us, increased our combined economic ownership in Telenet from 14.1% to 19.89% but will continue to exercise voting control over a total of 21.5% of the Telenet shares. Belgian Cable Investors additionally holds call options to acquire 25.4 million shares in Telenet.
On October 14, 2005, UPC Romania S.A., our indirect wholly owned subsidiary, completed its acquisition of Astral Telecom S.A. (Astral) from a group of Romanian entrepreneurs and foreign investors for a cash purchase price of $407.1 million. Astral is one of Romania’s largest broadband telecommunications operators.
On October 24, 2005, LG Switzerland completed the purchase of all the issued share capital of Cablecom Holdings AG (Cablecom), which is the indirect parent company of Swiss cable operator Cablecom GmbH, for a cash purchase price of CHF2.8 billion ($2.2 billion at the transaction date). The acquisition was funded through a combination of (i) a €550 million ($667 million at the borrowing date) split-coupon floating rate payment-in-kind loan (PIK Loan) borrowed by LG Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) 8.625% Senior Notes due 2014 by UPC Holding, and (iii) available cash.
On November 23, 2005, a subsidiary of chellomedia acquired the 50% interest it did not already own in certain businesses that provide thematic television channels in the Iberian market (Spain and Portugal) (IPS). We acquired the 50% interest for $62.8 million.
On December 14, 2005, we increased our indirect ownership of Austar United Communications Ltd. (Austar) from a non-controlling interest to a controlling interest, which was 54% (51% on a fully diluted basis) as of December 31, 2005, for net cash consideration of A$204.9 million ($154.9 million at the transaction date). Austar provides satellite pay television services, Internet access and mobile telephony services to subscribers in regional and rural Australia and the cities of Hobart and Darwin.
On March 2, 2006, our subsidiary, UPC Austria GmbH, acquired all the outstanding shares of Inode Telekommunidationsdienstleistungs GmbH (Inode) for cash consideration of €93 million ($111 million at the transaction date). Inode is one of Austria’s leading DSL companies.
Other smaller transactions during 2005 and early 2006 include: J:COM’s 2005 increase of its interest in Cable Television Kobe, Inc. from 20.4% to 65.13%; J:COM’s 2005 acquisition of an approximate 92% equity interest in Chofu Cable, Inc.; UPC Romania S.A.’s 2005 acquisition of Conex Sat SRL; chellomedia’s 2005 acquisition of the content business of Canal+ Netherlands; J:COM’s 2006 acquisition of an 81% equity interest in Rokko Island Cable Vision Co. Ltd.; and J:COM’s 2006 increase of its interest in Kansai Multimedia Service from 25.75% to 64.0%.

Dispositions
On December 19, 2005, we agreed to sell our Norwegian cable business, UPC Norge AS (UPC Norway). Following receipt of Norwegian regulatory approval, on January 19, 2006, we completed the sale of UPC Norway for €448 million ($542 million at the transaction date).
On November 8, 2005, we received cash consideration of €276.4 million ($325.6 million at the transaction date) in connection with the disposition of our 19% ownership interest in SBS Broadcasting S.A. SBS Broadcasting S.A. was a commercial television and radio broadcasting company in Europe.
During 2005, we also sold our interest in Fox Pan America Sports, LLC (FPAS), Torneos y Competenias S.A. (TyC), EWT Holding GmbH (EWT), The Wireless Group plc and a subscription right with respect to Cablevision S.A. FPAS develops and operates multiple Spanish language subscription television and radio services. TyC is an independent producer of Argentine sports and entertainment programming. EWT owns a broadband communications provider in Germany. The Wireless Group is a commercial radio group in the United Kingdom and Cablevision S.A. is a broadband communications provider in Argentina. In addition, on February 16, 2006, we received $88 million as cash consideration for our 10% interest in Sky Mexico, a direct-to-home satellite provider.

Financings
On March 8, 2005, the senior secured credit facility of UPC Broadband Holding (the UPC Broadband Bank Facility) was amended to permit indebtedness under: (i) Facility G, a new €1.0 billion term loan facility maturing in full on April 1, 2010; (ii) Facility H, a new €1.5 billion term loan facility maturing in full on September 30, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) Facility I, a new €500 million revolving credit facility maturing in full on April 1, 2010. In connection with this amendment, €167 million of Facility A, the previously existing revolving credit facility, was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan Facilities B, C and E, to fund certain acquisitions and pay transaction fees. Borrowings under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from 4 years to 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the UPC Broadband Bank Facility was reduced by 0.25% per annum. The amendment also provides for additional flexibility on certain covenants and the funding of acquisitions.
On July 29, 2005, UPC Holding, the owner of our 100% interest in UPC Broadband Holding, issued €500 million ($607 million at the borrowing date) aggregate principal amount of its 7.75% Senior Notes. The net proceeds were used for general corporate purposes. In addition, on October 10, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8.625% Senior Notes. The net proceeds of this offering were ultimately used to finance the acquisition of Cablecom. Both of these issues of Senior Notes mature on January 15, 2014, and are secured by a first ranking pledge of all shares of UPC Holding.
On October 7, 2005, pursuant to a PIK Loan Facility Agreement dated September 30, 2005, as amended and restated on October 10, 2005, LG Switzerland borrowed a €550 million ($667 million at the borrowing date) PIK Loan with a split-coupon floating rate, maturing in 9.5 years. The net proceeds from the PIK Loan, less €50 million ($60.9 million at the borrowing date) placed in escrow to secure cash interest payments, were used to finance the acquisition of Cablecom. The PIK Loan is an unsecured senior debt of LG Switzerland that is structurally subordinated to all indebtedness of Cablecom and its subsidiaries.
At the time of our acquisition of Cablecom, its subsidiary Cablecom Luxembourg SCA (Cablecom Luxembourg) had outstanding senior fixed rate notes and senior secured floating rate notes (Cablecom

Luxembourg Senior Notes). Pursuant to the indentures governing the Cablecom Luxembourg Senior Notes, Cablecom Luxembourg was required to make an offer to purchase the Cablecom Luxembourg Senior Notes at 101% of their principal amount as a result of our obtaining control of Cablecom. On December 8, 2005, Cablecom Luxembourg purchased the tendered Cablecom Luxembourg Senior Notes. On January 20, 2006, Cablecom Luxembourg redeemed the balance of the floating rate Cablecom Luxembourg Senior Notes not tendered in the “change of control” offer for 102% of their principal amount. The purchase of Cablecom Luxembourg Senior Notes pursuant to the change of control offer and the optional redemption was funded by borrowings of term loans under a facilities agreement entered into by Cablecom Luxembourg and its subsidiary, Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility). The Cablecom Luxembourg Bank Facility provides for two term loan facilities to Cablecom Luxembourg with maximum aggregate borrowings of CHF1.33 billion ($1.011 billion). In addition, Cablecom GmbH has a CHF150 million ($114 million) revolving credit facility.
On December 15, 2005, J:COM executed a ¥155 billion ($1.314 billion) credit facility agreement with a syndicate of banks led by The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation (the J:COM Credit Facility). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis pursuant to three facilities: a ¥30 billion five-year revolving credit loan; a ¥85 billion five-year amortizing term loan; and a ¥40 billion seven-year amortizing term loan. On December 21, 2005, the proceeds of the term loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1.1 billion at the transaction date) under J:COM’s then existing credit facilities. Borrowings under the revolving loan may be used by J:COM for general corporate purposes.
In addition to the above financings, during 2005, certain of our subsidiaries entered into other smaller financings. VTR modified its Chilean peso-denominated senior secured credit facility, originally consummated in December 2004 (VTR Bank Facility), increasing the VTR Bank Facility to CLP$175.5 billion ($341.4 million). Borrowings under this facility during 2005 were used to repay debt to third parties assumed in the Metrópolis acquisition, partially repay debt to our subsidiaries and pay in full debt to an affiliate of VTR’s other stockholder, CCC. In connection with our acquisition of IPS, an indirect wholly owned subsidiary entered into a secured credit facility for €65 million ($76.9 million). Borrowings from this facility were used to purchase the remaining 50% of IPS.
* * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer such as our digital migration project in The Netherlands;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	spending on foreign television advertising;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, internal controls and financial statements of businesses we acquire;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.
You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a greater degree of risk than similar statements regarding many other industries.
These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Financial Information About Operating Segments
Financial information about our reportable segments appears in note 21 to our consolidated financial statements included in Part II of this report.

Narrative Description of Business
Overview

Broadband Distribution
We offer a variety of broadband distribution services over our cable television systems, including analog video, digital video, Internet access and telephony. Available service offerings depend on the bandwidth capacity of our cable systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through direct-to-home satellite, or “DTH”, or through multi-point microwave distribution systems, or “MMDS”. In select markets, we also offer mobile telephony services using third party networks. We operate our broadband distribution businesses in Europe principally through UGC Europe; in Japan principally through J:COM, a subsidiary of Super Media; in The Americas principally through VTR and Liberty Cablevision of Puerto Rico Ltd. (LCPR); and in Australia principally through Austar. Each of UGC Europe, Super Media, VTR, LCPR and Austar is a consolidated subsidiary.

The following table presents certain operating data, as of December 31, 2005, with respect to the broadband distribution systems of our subsidiaries in Europe, Japan, The Americas and Australia. For purposes of this presentation, we refer to Puerto Rico, the islands of the Caribbean and the countries of Central and South America collectively as The Americas. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.
Consolidated Operating Data*
December 31, 2005

					Video				Internet		Telephone
		Two-way
	Homes	Homes	Customer	Total	Analog Cable	Digital Cable	DTH	MMDS	Homes		Homes
	Passed(1)	Passed(2)	Relationships(3)	RGUs(4)	Subscribers(5)	Subscribers(6)	Subscribers(7)	Subscribers(8)	Serviceable(9)	Subscribers(10)	Serviceable(11)	Subscribers(12)

Europe**
The Netherlands	2,645,800	2,521,600	2,239,500	3,009,700	2,150,300	85,300	—	—	2,521,600	478,100	2,396,300	296,000
Switzerland(13)	1,802,200	1,710,100	1,571,300	2,043,900	1,410,900	106,300	—	—	1,467,400	340,500	1,417,600	186,200
France	4,611,700	3,361,600	1,618,800	1,921,800	928,600	563,800	—	—	3,361,600	295,000	2,370,500	134,400
Austria	957,500	954,200	584,100	926,100	455,900	44,000	—	—	954,200	275,900	920,500	150,300
Ireland	887,200	225,800	576,900	601,800	321,500	141,000	—	113,900	225,800	25,000	24,200	400
Sweden	421,600	287,500	298,500	389,100	240,000	58,600	—	—	287,500	90,500	—	—
Belgium	156,600	156,600	146,500	167,800	127,000	5,500	—	—	156,600	35,300	—	—

Total Western Europe	11,482,600	9,217,400	7,035,600	9,060,200	5,634,200	1,004,500	—	113,900	8,974,700	1,540,300	7,129,100	767,300

Poland	1,914,800	932,200	1,023,300	1,124,600	1,000,900	—	—	—	932,200	122,500	825,200	1,200
Hungary	1,035,700	885,700	996,300	1,145,900	731,400	—	171,100	—	885,700	135,200	888,200	108,200
Czech Republic	743,000	402,100	431,400	486,400	298,300	—	112,500	—	402,100	75,600	—	—
Romania	1,913,800	944,100	1,338,100	1,411,600	1,333,900	4,000	—	—	818,800	55,200	661,100	18,500
Slovak Republic	429,200	238,000	305,000	323,300	256,900	—	17,300	28,300	223,200	20,800	—	—
Slovenia	125,300	79,300	108,300	126,400	108,300	—	—	—	79,300	18,100	—	—

Total Central and Eastern Europe	6,161,800	3,481,400	4,202,400	4,618,200	3,729,700	4,000	300,900	28,300	3,341,300	427,400	2,374,500	127,900

Total Europe	17,644,400	12,698,800	11,238,000	13,678,400	9,363,900	1,008,500	300,900	142,200	12,316,000	1,967,700	9,503,600	895,200

Japan**
J:COM	7,296,600	7,288,000	2,002,800	3,460,400	1,064,100	620,800	—	—	7,288,000	864,200	6,624,200	911,300

The Americas**
Chile	2,171,900	1,285,100	900,400	1,425,700	751,200	6,800	—	—	1,285,100	303,000	1,281,700	364,700
Puerto Rico	331,000	331,000	114,400	160,700	56,700	55,600	—	—	331,000	32,000	331,000	16,400
Brazil	15,100	15,100	15,100	16,600	—	—	—	15,100	15,100	1,500	—	—
Peru	66,800	30,300	12,300	14,100	10,800	—	—	—	30,300	3,300	—	—

Total The Americas	2,584,800	1,661,500	1,042,200	1,617,100	818,700	62,400	—	15,100	1,661,500	339,800	1,612,700	381,100

Australia**
Austar	2,417,500	—	471,900	474,800	—	8,000	466,800	—	—	—	—	—

Total Continuing Operations	29,943,300	21,648,300	14,754,900	19,230,700	11,246,700	1,699,700	767,700	157,300	21,265,500	3,171,700	17,740,500	2,187,600

Disc Operations — Norway	523,000	270,800	375,700	464,300	334,300	31,000	—	—	270,800	69,500	178,200	29,500

Grand Total	30,466,300	21,919,100	15,130,600	19,695,000	11,581,000	1,730,700	767,700	157,300	21,536,300	3,241,200	17,918,700	2,217,100

*	Excludes systems owned by affiliates that were not consolidated for financial reporting purposes as of December 31, 2005, or that were acquired after December 31, 2005. Also excludes 3.1 million households to which J:COM provides only retransmission services of terrestrial television signals. Subscriber information for recently acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

**	With respect to Chile, Japan and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, Internet or telephony services are counted on an equivalent bulk unit (EBU) basis. Commercial contracts such as hotels and hospitals are counted by all our subsidiaries on an EBU basis. EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.

(1)	Homes Passed are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve. With respect to MMDS, one home passed is equal to one MMDS subscriber.

(2)	Two-way Homes Passed are homes passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and Internet services and, in some cases, telephone services.

(3)	Customer Relationships are the number of customers who receive at least one level of service without regard to which service(s) they subscribe. We exclude mobile customers from customer relationships.

(4)	Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephone Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephone service and high-speed broadband Internet access service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephone Subscribers. In some cases, non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers choose to disconnect after their free service period.

(5)	Analog Cable Subscriber is comprised of video cable customers that are counted on a per connection basis. In Europe, we have 1.37 million “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels. An analog cable subscriber is not counted as a digital cable subscriber.

(6)	Digital Cable Subscriber is a customer with one or more digital converter boxes that receives our digital video service. We count a subscriber with one or more digital converter boxes that receives our digital video service as just one subscriber. A digital subscriber is not counted as an analog subscriber. In The Netherlands where our mass digital migration project is underway, a subscriber is moved from the analog cable subscriber count to the digital cable subscriber count when such subscriber accepts delivery of our digital converter box and agrees to accept digital video service regardless of when the subscriber begins to receive our digital video service. The digital video service and the digital converter box are provided at the analog rate for six months after which the subscriber has the option to discontinue the digital service or pay an additional amount to continue to receive the digital service.

(7)	DTH Subscriber is a home or commercial unit that receives our video programming broadcast directly to the home via a geosynchronous satellite.

(8)	MMDS Subscriber is a home or commercial unit that receives our video programming via a multipoint microwave (wireless) distribution system.

(9)	Internet Homes Serviceable are homes that can be connected to our broadband networks, where customers can request and receive Internet access services.

(10)	Internet Subscriber is a home or commercial unit or EBU with one or more cable modems connected to our broadband networks, where a customer has requested and is receiving high-speed Internet access services. Such numbers do not include customers that receive services via resale arrangements.

(11)	Telephone Homes Serviceable are homes that can be connected to our networks, where customers can request and receive voice services.

(12)	Telephone Subscriber is a home or commercial unit or EBU connected to our networks, where a customer has requested and is receiving voice services. Telephone subscribers as of December 31, 2005, exclude an aggregate of 92,800 mobile telephone subscribers in The Netherlands, Switzerland and Australia. Mobile telephone services generate a significantly lower average revenue per unit than broadband or Voice-over-Internet Protocol or “VOIP” telephone services. Also, such numbers do not include customers that receive services via resale arrangements.

(13)	Included in the subscribers for Switzerland are 25,000 digital cable, 35,800 Internet access and 19,300 telephony subscribers serviced over partner networks, but for which we have the direct customer billing relationship.

Programming Services
We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a video-on-demand, or “VOD”, or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenue from subscriber fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or contractors. We operate our programming businesses in Europe principally through our subsidiary chellomedia; in Japan principally through our affiliate Jupiter TV Co., Ltd., formerly known as Jupiter Programming Co., Ltd. (Jupiter TV); in the Americas principally through our subsidiary Pramer S.C.A. and a joint venture interest in MGM Networks Latin America, LLC; and in Australia principally through our joint venture interest in XYZ Networks Pty. Ltd.
Operations

Europe — UGC Europe, Inc.
Our European operations are conducted through our wholly owned subsidiary, UGC Europe, which provides services in 13 countries in Europe, excluding Norway in which our operations were sold in January 2006. UGC Europe’s operations are currently organized into two principal divisions: Europe Broadband and chellomedia. Through its Europe Broadband division, UGC Europe provides video, high-speed Internet access, telephony and mobile services over its networks and operates the largest cable network in each of The Netherlands, Austria, Poland, Hungary, Czech Republic, Slovak Republic, Slovenia and Switzerland and the second largest cable network in France, in each case in terms of number of video subscribers. UGC Europe’s high-speed Internet access service is provided over the Europe Broadband network infrastructure generally under the brand name chello. Depending on the capacity of the particular network, UGC Europe may provide up to seven tiers of high-speed Internet access. For information concerning the chellomedia division, see “— chellomedia and Other.”

Provided below is country-specific information with respect to the broadband distribution services of the Europe Broadband division:

The Netherlands
The Europe Broadband division’s networks in The Netherlands, which we refer to as Broadband-Netherlands, passed 2.6 million homes and had 2.2 million analog cable subscribers, 85,300 digital cable subscribers, 478,100 Internet subscribers, 296,000 telephony subscribers and 61,300 mobile telephony subscribers as of December 31, 2005. Forty percent of The Netherlands households receive at least analog cable service from Broadband-Netherlands. Broadband-Netherlands’ subscribers are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Its networks are 95% upgraded to two-way capability, with 95% of its video cable subscribers served by a network with a bandwidth of at least 860 MHz.
Broadband-Netherlands provides video cable services to almost 100% of its homes passed. Eighty-two percent of Broadband-Netherlands’ homes passed are capable of receiving digital cable service. Broadband-Netherlands offers its digital cable subscribers a digital entry package of 42 channels and a digital basic tier with 72 channels with an option to subscribe for up to 15 additional general entertainment, movie, sports, music and ethnic channels and an electronic program guide. Broadband-Netherlands’ digital cable service also offers 56 channels of near-video-on-demand, or “NVOD”, services and interactive services, including television-based email.
Broadband-Netherlands offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 384 Kbps to 20 Mbps. Twenty-one percent of its video cable subscribers also receive its Internet access service, representing 99% of its Internet subscribers. Multi-feature telephony services are also available from Broadband-Netherlands to 91% of its homes passed. Thirteen percent of its video cable subscribers also receive its telephony services, representing almost 100% of its telephony subscribers. At December 31, 2005, 2.4 million two-way homes in Broadband-Netherlands’ service area were VoIP ready for service.
Through arrangements with an incumbent telecommunications operator, Broadband-Netherlands began testing in 2005 an offer of its high speed Internet access service products and its VoIP telephony products to 660,000 households outside its existing footprint using asymmetric digital subscriber line, or “ADSL”, technology. These services are provided as a bundled offer on the unbundled local loop of the telecommunications operator’s network and currently there are 3,000 customers.
Broadband-Netherlands offers a self-install option for all of its Internet access services, allowing subscribers to install the technology themselves and save money on the installation fee. Broadband-Netherlands also offers a self-install option for its digital cable services. Ninety percent of its new Internet subscribers have chosen to self-install their new service, and almost all of its new digital subscribers have chosen to self-install their new service.
In August 2005, Broadband-Netherlands launched a mobile offer into the market available to all consumers in The Netherlands. The product is a pre-paid mobile offering. Broadband-Netherlands is operating as a mobile virtual network operator reselling leased network capacity. Broadband-Netherlands had 61,300 mobile customers at December 31, 2005.
On October 1, 2005 Broadband-Netherlands started a new digital migration project, which we refer to as “digital-for-all” (D4A). D4A is a long-term project with the objective to give almost all (2 million of the 2.2 million) of the Broadband-Netherlands video cable customers a digital interactive television box within the next two years. D4A is a combination of a push strategy and a pull strategy. Broadband-Netherlands will proactively and systematically offer the new box to different groups of customers (push) and actively market the new digital interactive product (pull). The box and the digital service are provided at no extra cost for the first six months after the box is accepted at the door. Thereafter, the consumer will have the option to discontinue the digital service or to pay an additional amount, on top of the standard analog rate, to continue the digital service.

France
The Europe Broadband division’s networks in France (including Noos), which we refer to as Broadband-France, passed 4.6 million homes and had 928,600 analog cable subscribers, 563,800 digital cable subscribers, 295,000 Internet subscribers and 134,400 telephony subscribers as of December 31, 2005. Its major operations are located in Paris and its suburbs, including the Marne la Vallee area east of Paris, Strasbourg, Orleans, Le Mans, the suburbs of Lyon, the southeast region, and other operations spread throughout France. Its network is 73% upgraded to two-way capability, with 96% of its video cable subscribers served by a network with a bandwidth of at least 750 MHz.
Broadband-France’s digital cable platform is available to 90% of its homes passed. The digital platform offers a number of options in terms of packages — from 52 channels for the entry-level tier to more than 100 channels for the premium tier. Programming includes series, general entertainment, youth, sports, news, documentary, music, lifestyle and foreign channels. With all tiers, Broadband-France offers a number of movie premium packages, a pay-per-view service, numerous “a la carte” channels and several Canal+ channels. Broadband-France intends to migrate most of its analog cable subscribers to this new digital platform through attractive bundling offers. Broadband-France also provides lifeline service typically consisting of five to ten channels depending on the area.
Broadband-France offers three tiers of chello and Noos brand high-speed Internet access service with download speeds ranging from 512 Kbps to 10 Mbps. Fourteen percent of its video cable subscribers also receive Internet service, representing 73% of its Internet subscribers. Eight percent of its Internet subscribers subscribe to its telephony services, but not to its video cable services.
During 2005, Broadband-France has been extending the telephony service footprint of its network through the deployment of VoIP telephony service and as a consequence multi-feature telephony services were available from Broadband-France to 51% of its homes passed as of December 31, 2005. Six percent of its video cable subscribers also receive telephony service, representing 5% of its telephony subscribers. Eighteen percent of its telephony subscribers subscribe to its Internet services, but not to its video cable services.

Switzerland
The Europe Broadband division’s networks in Switzerland, which we refer to as Broadband-Switzerland, passed 1.8 million homes and provided video cable services to 1.4 million analog subscribers and 106,300 digital subscribers, broadband Internet services to 340,500 subscribers and telephony services to 186,200 subscribers as of December 31, 2005. Included in these subscriber numbers are 25,000 digital cable, 35,800 Internet and 19,300 telephony subscribers serviced over partner networks. Over 55% of Swiss television households receive analog cable service from Broadband-Switzerland. Its nationwide network with a bandwidth of 606 MHz is 70% upgraded to two-way capability.
Broadband-Switzerland markets analog cable services to 100% of its homes passed. For 64% of our 1.4 million analog subscribers, Broadband-Switzerland maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises. Seventy percent of Broadband-Switzerland’s homes passed are capable of receiving digital cable service. Broadband-Switzerland offers its digital cable subscribers a digital entry package consisting of 88 channels and a range of additional pay television programming in a variety of foreign language program packages. The third television product is NVOD services, which makes movies and other programs available on demand to all of the digital customers. In January 2006, Broadband-Switzerland announced the introduction of a digital television recorder (DVR), enabling users to create a personalized television experience. Our digital cable service is sold directly to the end user as an add-on to our analog cable services.
Broadband-Switzerland offers six tiers of broadband Internet access service with download speeds ranging from 150 Kbps to 6 Mbps. Seventy percent of Broadband-Switzerland’s homes passed are capable of receiving broadband Internet. Twenty percent of its video cable subscribers also receive its Internet access service. In addition, Broadband-Switzerland continues to offer dial-up Internet services on a limited basis.

Telephony services are available from Broadband-Switzerland to 70% of its homes passed. Eleven percent of its video cable subscribers also receive its telephony services. In June 2005, Broadband-Switzerland launched “Unlimited 24”, the first flat rate telephone plan in Switzerland. In addition, Broadband-Switzerland has begun offering digital telephony services through VoIP.
Broadband-Switzerland offers managed wireless area networks and voice services as well as value-added services such as security, messaging and hosting to the business market in Switzerland. The acquisition of Unified Business Solutions in May 2005 provided Broadband-Switzerland with a suite of converged voice and data products and an established customer base. As of December 31, 2005, Broadband-Switzerland had 1,927 business customers.
Broadband-Switzerland provides full or partial analog television signal delivery, network maintenance services and engineering and construction services to other cable operators in Switzerland, which we refer to as our “partner networks”. Broadband-Switzerland also offers digital television, broadband Internet and telephony service to the analog cable subscribers of those partner networks that enter into service operating contracts with Broadband-Switzerland. Broadband-Switzerland has the direct customer billing relations with the subscribers who take these services on the partner networks. These service operating contracts permit us to offer some or all of our digital television, broadband Internet and fixed-line telephony products directly to those partner network subscribers and, as a result, have expanded the addressable markets for our digital products. In exchange for our right to provide digital products directly to the partner network subscribers, we pay to each partner network a share of the revenue we generate from those subscribers.
With the launch of a mobile pre-paid offer in December 2005, Broadband-Switzerland is the first telecommunications provider in Switzerland to offer television, Internet, fixed line telephony and mobile telephony — also known as “quadruple play” — from a single provider.

Austria
The Europe Broadband division’s networks in Austria (excluding the Austrian portion of Broadband-Switzerland’s network), which we refer to as Broadband-Austria, passed 957,500 homes and had 455,900 analog cable subscribers, 44,000 digital cable subscribers, 275,900 Internet subscribers and 150,300 telephony subscribers as of December 31, 2005. Broadband-Austria’s subscribers are located in regional clusters encompassing the capital city of Vienna, two other regional capitals and two smaller cities. Each of the cities in which it operates owns, directly or indirectly, 5% of the local operating company of Broadband-Austria. Broadband-Austria’s network is almost entirely upgraded to two-way capability, with 98% of its video cable subscribers served by a network with a bandwidth of at least 750 MHz.
Broadband-Austria provides a single offering to its analog cable subscribers that consists of 34 channels, mostly in the German language. Broadband-Austria’s digital platform offers more than 100 basic and premium television channels, plus NVOD, interactive services, television-based e-mail and an electronic program guide. Broadband-Austria’s premium content includes first run movies and specific ethnic offerings, including Serb and Turkish channels.
Broadband-Austria offers four tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 2.6 Mbps and a student package. Broadband-Austria’s high-speed Internet access is available in all of the cities in its operating area. Forty-two percent of its video cable subscribers also receive its Internet access service, representing 76% of its Internet subscribers. Ten percent of its Internet subscribers subscribe to telephony services, but not to its video cable services.
Multi-feature telephony services are available from Broadband-Austria to 96% of its homes passed. Broadband-Austria offers basic dial tone service as well as value-added services. Broadband-Austria also offers a bundled product of fixed line and mobile telephony services in cooperation with the third largest mobile phone operator in Austria under the brand “Take Two.” More than 65% of its telephony subscribers subscribe to this product. Twenty-one percent of Broadband-Austria’s video cable subscribers also receive its telephony service, representing 71% of its telephony subscribers. Eighteen percent of its telephony subscribers subscribe to Internet service, but not to its video cable services. In March 2006, Broadband-Austria will begin offering telephony services through VoIP.

Sweden
The Europe Broadband division’s network in Sweden, which we refer to as Broadband-Sweden, passed 421,600 homes and had 240,000 analog cable subscribers, 58,600 digital cable subscribers and 90,500 Internet subscribers as of December 31, 2005. It operates in the greater Stockholm area on leased fiber from Stokab AB, a city controlled entity with exclusive rights to lay cable ducts for communications or broadcast services in the city of Stockholm. These lease terms vary from 10 to 25 years, and the majority expire beginning in 2012 through 2018. Its network is 68% upgraded to two- way capability, with all of its video cable subscribers served by a network with a bandwidth of at least 550 MHz.
Broadband-Sweden provides all of its video cable subscribers with a lifeline service consisting of four “must-carry” channels. In addition to this lifeline service, Broadband-Sweden offers an analog cable package with 12 channels and a digital cable package with up to 80 channels. Its program offerings include domestic, foreign, sport and premium movie channels, as well as digital event channels such as seasonal sport and real life entertainment events. Twenty-three percent of the homes served by Broadband-Sweden’s network subscribe to the lifeline analog cable service only. To complement its digital offering, Broadband-Sweden also offers its subscribers 32 channels of NVOD service.
Broadband-Sweden offers four tiers of chello brand high-speed Internet access service with download speeds ranging from 128 Kbps to 24 Mbps, including symmetrical options up to 8 Mbps. Thirty percent of its video cable subscribers subscribe to its Internet service, representing almost 100% of its Internet subscribers.

Ireland
The Europe Broadband division’s network in Ireland, which we refer to as Broadband-Ireland, which comprises the networks of NTL Ireland and Chorus Communications Ltd., passed 887,200 homes and had 321,500 analog cable subscribers, 141,000 digital subscribers, 113,900 MMDS subscribers, 25,000 Internet subscribers and 400 telephony subscribers as of December 31, 2005. Broadband-Ireland is Ireland’s largest video cable service provider, based on customers served. Its cable network is 25% upgraded to two-way capability, with all of its video cable subscribers served by a network with a bandwidth of at least 860 MHz.
Broadband-Ireland offers an analog cable package with up to 22 channels and a digital cable package with up to 89 channels. Its program offerings include domestic, foreign, sport and premium movie channels, as well as digital event channels such as seasonal sport and real life entertainment events. Broadband-Ireland also distributes up to seven Irish channels and produces a local sports channel. To complement its digital offering, Broadband-Ireland also offers its subscribers 22 channels of premium service.
Broadband-Ireland offers three tiers of chello brand high-speed Internet access service with download speeds ranging from 1 Kbps to 3 Mbps. Eight percent of its video cable subscribers subscribe to its Internet service, representing almost 100% of its Internet subscribers.

Belgium
The Europe Broadband division’s network in Belgium, which we refer to as Broadband-Belgium, passed 156,600 homes and had 127,000 analog cable subscribers, 5,500 digital cable subscribers and 35,300 Internet subscribers as of December 31, 2005. Its operations are located in certain areas of Leuven and Brussels, the capital city of Belgium. Broadband-Belgium’s network is fully upgraded to two-way capability, with all of its video cable subscribers served by a network with a bandwidth of 860 MHz.
Broadband-Belgium’s analog cable service, consisting of all Belgium terrestrial channels, regional channels and selected European channels, offers a basic package of 41 channels in Brussels and 40 channels in Leuven. In Leuven, Broadband-Belgium also offers an expanded analog cable package, including a “starters pack” of three channels that can be upgraded to 15 channels. This programming generally includes a selection of European and United States thematic satellite channels, including sports, kids, nature, movies and general entertainment channels. Broadband-Belgium also distributes three premium channels that are provided by Telenet (Prime) in Leuven. In the Brussels area, Broadband-Belgium also offers, in cooperation with BeTV S.A., a digital pay television package consisting of 6 premium channels and 58 thematic channels.
Broadband-Belgium offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 16 Mbps as well as a student package. Sixteen percent of its video cable subscribers also receive Internet access service, representing 61% of its Internet subscribers.

Poland
The Europe Broadband division’s networks in Poland, which we refer to as Broadband-Poland, passed 1.9 million homes and had one million analog cable subscribers, 122,500 Internet subscribers and 1,200 telephony subscribers as of December 31, 2005. Broadband-Poland’s subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including Warsaw and Katowice. Forty-nine percent of its networks are upgraded to two-way capability, with 98% of its video cable subscribers served by a network with a bandwidth of at least 550 MHz. Broadband-Poland continues to upgrade portions of its network that have bandwidths below 550 MHz to bandwidths of at least 860 MHz and anticipates to upgrade a further 20% of all homes passed in 2006.
Broadband-Poland offers analog cable subscribers three packages of cable television service. Its lowest tier, the broadcast package, includes four to 12 channels and the intermediate package includes 13 to 22 channels. Eighteen percent of the homes served by Broadband-Poland’s network subscribe to lifeline analog cable service only. The higher tier, the full package, includes the broadcast package, plus up to 30 additional channels with such themes as sports, kids, science/educational, news, film and music. For an additional monthly charge, Broadband-Poland offers two premium television services, the HBO Poland service and Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels.
Broadband-Poland offers five different tiers of chello brand high-speed Internet access service in portions of its network with download speeds ranging from 256 Kbps to 12 Mbps. Throughout 2005, Broadband-Poland has been aggressively expanding its Internet ready network in Warsaw, Krakow, Gdansk and Katowice to extend its offering of Internet access services to more of its existing cable footprint. Ten percent of its video cable subscribers also receive its Internet service, representing 82% of its Internet subscribers.
During the fourth quarter of 2005, Broadband-Poland rolled out VoIP multi-feature telephony services to 43% of its homes passed. Broadband-Poland offers basic dial tone service as well as value-added services. Approximately 0.1% of Broadband-Poland’s video cable subscribers also receive its telephony service, representing 98% of its telephony subscribers.

Hungary
The Europe Broadband division’s networks in Hungary, which we refer to as Broadband-Hungary, passed one million homes and had 731,400 analog cable subscribers, 171,100 DTH subscribers, 135,200 Internet subscribers and 108,200 telephony subscribers, as of December 31, 2005. Eighty-six percent of its networks are upgraded to two-way capability, with 64% of its video cable subscribers served by a network with a bandwidth of at least 750 MHz.
Broadband-Hungary offers up to four tiers of analog cable programming services (between four and 60 channels) and two premium channels, depending on the technical capability of the network. Five percent of the homes served by Broadband-Hungary’s network subscribe to the lifeline analog cable service only. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consists of proprietary and third party channels.
Broadband-Hungary offers three tiers of chello brand high-speed Internet access service with download speeds ranging from 512 Kbps to 3 Mbps. Broadband-Hungary provides these broadband Internet services to 126,200 subscribers in 18 cities, including Budapest. It also had 9,000 ADSL subscribers at December 31, 2005, on its twisted copper pair network located in the southeast part of Pest County. Ten percent of its video cable subscribers also receive its Internet service, representing 56% of its Internet subscribers. Five percent of its Internet subscribers subscribe to telephony services, but not to its video cable services.
Broadband-Hungary offers traditional switched telephony services over a twisted copper pair network in the southeast part of Pest County. Broadband-Hungary offers VoIP telephony services over its cable network in Budapest. As of December 31, 2005, Broadband-Hungary’s telephony subscribers included 46,300 VoIP customers. Nine percent of Broadband Hungary’s video cable subscribers also receive its telephony service representing 61% of its telephony subscribers. Six percent of its telephony subscribers subscribe to its Internet services, but not to its video cable services.

Czech Republic
The Europe Broadband division’s network in the Czech Republic, which we refer to as Broadband-Czech, passed 743,000 homes and had 298,300 analog cable subscribers, 112,500 DTH subscribers and 75,600 Internet subscribers as of December 31, 2005. Its operations are located in more than 80 cities and towns in the Czech Republic, including Prague and Brno, the two largest cities in the country. Fifty-four percent of its networks are upgraded to two-way capability, with 51% of its video cable subscribers served by a network with a bandwidth of at least 860 MHz. Broadband-Czech offers two tiers of analog cable programming services, with up to 31 channels, and two premium channels. Twenty-two percent of the homes served by Broadband-Czech’s network subscribe to the lifeline analog service only.
Broadband-Czech offers four tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 6 Mbps. Ten percent of its video cable subscribers also receive its Internet service, representing 73% of its Internet subscribers.

Romania
The Europe Broadband division’s networks in Romania, which we refer to as Broadband-Romania, passed 1.9 million homes and had 1.3 million analog cable subscribers 4,000 digital cable subscribers, 55,200 Internet subscribers and 18,500 telephony subscribers, as of December 31, 2005. Broadband-Romania’s systems served nine of the top 12 cities in Romania with 54% of its subscriber base in nine cities. Forty-nine percent of its networks are upgraded to two-way capability, with 65% of its video cable subscribers served by a network with a bandwidth of at least 600 MHz. Broadband-Romania continues to upgrade its medium size systems to 600 MHz.
Broadband-Romania offers analog cable service with 24 to 40 channels in all of its cities, which include Romanian terrestrial broadcast channels, European satellite programming and regional local programming. Three extra basic packages of six to 18 channels each and Premium Pay TV (HBO Romania, Telesport and Adult) are offered in the main cities.
Broadband-Romania offers three tiers of high-speed Internet access service branded UPC and Astral Online with download speeds ranging from 256 Kbps to 1.5 Mbps. Four percent of its video cable subscribers also receive its Internet service, representing 97% of its Internet subscribers.
During the fourth quarter of 2005, Broadband-Romania extended the VoIP telephony deployment of its acquired subsidiary Astral to its own networks and has rolled out VoIP multi-feature telephony services to 34% of its homes passed in the aggregate. Broadband-Romania offers basic dial tone service as well as value-added services. One percent of Broadband-Romania’s video cable subscribers also receive its telephony service representing 100% of its telephony subscribers.
Broadband-Romania, through Astral, also offers a wide range of voice, leased line and high speed broadband data products to 4,000 large business customers and over 9,000 small office at home or “SOHO” customers.

Slovak Republic
The Europe Broadband division’s network in the Slovak Republic, which we refer to as Broadband-Slovak, passed 429,200 homes and had 256,900 analog cable subscribers, 17,300 DTH subscribers, 28,300 MMDS subscribers and 20,800 Internet subscribers as of December 31, 2005. Fifty-five percent of its networks are upgraded to two-way capability, with 52% of its video cable subscribers served by a network with a bandwidth of at least 750 MHz. In some areas like Bratislava, the capital city, its network is 99% upgraded to two-way capability.
Broadband-Slovak offers two tiers of analog cable service and three premium services. Its lower-tier, the lifeline package, includes four to nine channels. Fifteen percent of the homes served by Broadband-Slovak’s network subscribe to the lifeline analog service only. Broadband-Slovak’s most popular tier, the basic package, includes 16 to 42 channels that generally offer all Slovak terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, Broadband-Slovak offers three premium services — HBO, Private Gold and the UPC Komfort package consisting of six thematic third-party channels.
In Bratislava, Broadband-Slovak offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 4 Mbps. Seven percent of its video cable subscribers also receive Internet access service, representing 80% of its Internet subscribers.

Slovenia
The Europe Broadband division’s network in Slovenia, which we refer to as Broadband-Slovenia, passed 125,300 homes and had 108,300 analog cable subscribers and 18,100 Internet subscribers at December 31, 2005. Sixty-three percent of its networks are upgraded to two-way capability, with 100% of its analog cable subscribers served by a network with a bandwidth of at least 860 MHz. Broadband-Slovenia systems mainly serve Ljubljana, the capital city.
Broadband-Slovenia’s most popular tier, the basic package, includes on average 50 video and 20 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, Broadband-Slovenia offers one premium movie service.
Broadband-Slovenia offers five tiers of high-speed Internet access service with download speeds ranging from 256 Kbps to 5 Mbps. Seventeen percent of its video cable subscribers also receive Internet access service, representing 98% of its Internet subscribers.

chellomedia and Other
UGC Europe’s chellomedia division provides interactive digital products and services, produces and markets thematic channels, operates a digital media center, operates a competitive local exchange carrier business under the brand name Priority Telecom and owns or manages our investments in various businesses in Europe. Below is a description of the operations of the chellomedia division:

•	Interactive Services. Interactive television services and entertainment accessed over the Internet are both expected to play a significant role in the Europe Broadband division’s businesses. chellomedia’s Interactive Services division develops and delivers applications and services for television and personal computers. For television, these include electronic program guides, interactive portals and enhanced services such as multiscreen mosaics. For the web, the division’s services include entertainment portals across the Europe Broadband footprint, video on demand to personal computers and television streaming to personal computers. This group aggregates content for the interactive television and web portals, publishes these portals and handles the group’s business relationships with partners in advertising and sponsorship and sells television and web services to third parties. Interactive services have been launched by Broadband-Netherlands and Broadband-Austria, as discussed above.

•	Programming. chellomedia’s programming operations include the following:

Transactional Television. Transactional television is another component of the Europe Broadband division’s digital service offerings and currently offers 56 channels of NVOD programming through Broadband-Netherlands and Broadband-Austria, 32 channels of NVOD programming through Broad-

band-Sweden, and 16 channels of NVOD programming through Broadband-Switzerland. Transactional television provides digital customers with a wide range of Hollywood blockbusters and other movies. Transactional television is also in the process of developing VOD services for the Europe Broadband division and third-party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming and adult programming.

Global Thematics. chellomedia produces and markets a number of widely distributed multiterritory thematic channels. These channels target the following genres: extreme sports and lifestyles (Extreme), Horror films (Horror), real life stories (RealityTV), women’s information and entertainment (Club and Romantica) and art house basic movies (Europa Europa). In addition, chellomedia has a channel representation business, which represents both wholly owned and third party channels across Europe. In January 2005, chellomedia acquired an 87.5% interest in Zone Vision, which owns and operates three of our thematic programming channels.

chellomedia Benelux. With the acquisition of the content business of Canal+ Netherlands in October 2005, chellomedia now delivers a premium sports channel (Sport 1) and a premium movie channel (Film 1) in The Netherlands.

The channels originate from chellomedia’s digital media center, or “DMC,” located in Amsterdam. The DMC is a technologically advanced production facility that services Europe Broadband and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms.

chellomedia Iberia. In November 2005, chellomedia acquired the remaining 50% interest in IPS that it did not already own, which owns and manages a suite of seven thematic channels carried on most major pay television platforms in Spain and Portugal. IPS has five wholly owned thematic channels (Canal Hollywood, Odisea, Sol Musica, Panda and Canal Cocina) and two joint venture channels with A&E (Canal de Historia and The Biography).

•	Priority Telecom. Priority Telecom NV (Priority Telecom) is a facilities-based business telecommunications provider that provides voice services, high-speed Internet access, private data networks and customized network services to over 7,800 business customers primarily in its core metropolitan markets in The Netherlands, Austria and Norway. The current direct and indirect shareholding of chellomedia in Priority Telecom is 62% of the outstanding ordinary shares and, as a result of chellomedia’s holding, directly or indirectly, of 100% of Priority Telecom’s A shares and convertible preference shares, 98% of the total issued share capital. In February 2006, chellomedia announced that it intends to make a cash offer for the outstanding ordinary shares of Priority Telecom that it does not already own. This offer is subject to certain conditions, including receipt of a fairness opinion.

•	Investments. chellomedia is an investor in branded equity ventures for the development of country-specific programming, including Xtra Music, MTV Networks Polska, Fox Kids Poland and Sports 1. chellomedia also owns or manages UGC Europe’s minority interests in other European businesses. These include a 25% interest in PrimaCom AG, which owns and operates a cable television and broadband network in Germany; a 50% interest in Melita Cable PLC, the only cable television and broadband network in Malta; a 25% interest in Telewizyjna Korporacja Partycypacyjna S.A., a DTH programming platform in Poland; and the indirect investment in Telenet, which is the largest provider of broadband cable services in Belgium and which investment is described below.

chellomedia Investments purchased 7.7 million shares of Telenet in its initial public offering that closed in October 2005. As a result of the purchase, chellomedia Investments and Belgian Cable Investors, a partnership majority owned and controlled by our indirect wholly owned subsidiary Belgian Cable Holdings, increased their combined economic ownership in the ordinary shares of Telenet from

14.1% to 19.89%. In addition, Belgian Cable Investors holds certain call options, expiring in 2007 and 2009 (subject to earlier expiration in certain circumstances), to acquire an additional 10.1% and 15.3%, respectively, of the outstanding equity of Telenet from existing shareholders. The call options are priced at €20 per share as to 6.8 million shares and €25 per share as to 18.7 million shares.

Belgian Cable Investors holds its indirect 12.18% interest in Telenet common stock through two entities, which we refer to as the Investcos. The Investcos hold in the aggregate 12.86% of the Telenet common stock. Through a shareholders agreement among Belgian Cable Investors and the other unaffiliated investors in the Investcos, Belgian Cable Investors controls the voting and disposition of the Telenet common stock owned by the Investcos, plus an additional 0.93% of the Telenet common stock directly owned by certain of the other investors in the Investcos for a total of 13.79% of the Telenet common stock. Through these arrangements and chellomedia Investment’s ownership of 7.71% of the Telenet common stock purchased in the Telenet initial public offering, we control, subject to the shareholders agreement in effect between the Investcos, Belgian Cable Investors and certain other large shareholders of Telenet, the voting and disposition of 21.5% of the currently outstanding common stock in Telenet.

We hold 78.4% of the common equity interests and 100% of the preferred equity interests in Belgian Cable Investors. Pursuant to an agreement with the unaffiliated investor that holds the remaining 21.6% of the common interests in Belgian Cable Investors, such investor has the right to require Belgian Cable Holdings to purchase all of such interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Belgian Cable Holdings has the corresponding right to require the investor to sell all of its interest in Belgian Cable Investors to Belgian Cable Holdings for the appraised fair value during the first 30 days of every six-month period following December 2009. In addition, the Investco shareholders agreement and the Telenet shareholders agreement both contain rights of first offer and rights of first refusal that run for the benefit of Belgian Cable Investors and the Investcos, respectively, and in some circumstances burden their interests.

Japan
Our Japanese operations are conducted primarily through Super Media and its subsidiary J:COM, and through Jupiter TV. As of December 31, 2005, we owned a 58.66% controlling ownership interest in Super Media and Super Media owned a 62.65% controlling ownership interest in J:COM. As described above under “Recent Developments”, we began accounting for Super Media and J:COM as consolidated subsidiaries, effective as of January 1, 2005. As of December 31, 2005, we owned a 50% ownership interest in our affiliate Jupiter TV.

Jupiter Telecommunications Co., Ltd.
J:COM is a leading broadband provider of bundled entertainment, data and communication services in Japan. J:COM is currently the largest multiple-system operator, or “MSO”, in Japan, as measured by the total number of homes passed and customers. J:COM passed 7.3 million homes and had one million analog cable subscribers, 620,800 digital subscribers, 864,200 Internet subscribers and 911,300 telephony subscribers at December 31, 2005. J:COM operates its broadband networks through 19 managed local cable companies, which J:COM refers to as its managed franchises, 17 of which were consolidated subsidiaries as of December 31, 2005. J:COM owns a 45% equity interest and a 50% equity interest in its two unconsolidated managed franchises. J:COM’s two unconsolidated managed franchises served 111,400 video cable subscribers (analog and digital), 47,600 Internet subscribers and 59,100 telephony subscribers as of December 31, 2005.
Eighteen of J:COM’s managed franchises are clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka and Kobe) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J:COM owns and manages a local franchise in the Sapporo area of Japan that is not part of a cluster.

Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources, and a distribution network composed of a combination of fiber-optic and coaxial cable, which transmits signals between the headend facility and the customer locations. Almost all of J:COM’s networks are upgraded to two-way capability, with all of its cable subscribers served by a system with a bandwidth of 750 or 770 MHz. J:COM provides its managed franchises with experienced personnel, operating and administrative services, sales and marketing, training, programming and equipment procurement assistance and other management services. Each of J:COM’s managed franchises uses J:COM’s centralized customer management system to support sales, customer and technical services, customer call centers and billing and collection services.
J:COM offers analog and digital cable services in all of its managed franchises. J:COM’s basic analog service consists of approximately 47 channels of cable programming and analog terrestrial broadcasting and broadcast satellite channels, not including premium services. A typical channel line-up includes popular channels in the Japanese market such as Movie Plus, a top Japanese movie channel, the Shop Channel, a home-shopping network, J Sports 1, 2, 3 and Sports-i, four popular sports channels, the Discovery Channel, the Golf Network, the Disney Channel and Animal Planet, in addition to retransmission of analog terrestrial and satellite television broadcasts. J:COM’s basic digital service currently includes approximately 66 channels of cable programming, digital terrestrial broadcasting, and broadcast satellite channels, not including audio and data channels and premium services. The channel line-up for the basic digital service includes 15 high-definition channels. For an additional fee, digital cable subscribers may also receive VOD and up to nine pay-per-view channels not available to J:COM’s analog cable subscribers. J:COM also offers both its basic analog and digital subscribers optional subscriptions for an additional fee to premium channels, including movies, sports, horseracing and other special entertainment programming, either individually or in packages. J:COM offers package discounts to customers who subscribe to bundles of J:COM services. In addition to the services offered to its cable television subscribers, J:COM also provides terrestrial broadcast retransmission services to 3.1 million additional households in its consolidated managed franchises as of December 31, 2005.
J:COM offers high-speed Internet access in all of its managed franchises through its wholly owned subsidiary, @NetHome Co., Ltd, and through its affiliate, Kansai Multimedia Services (KMS). These Internet access services offer downstream speeds of either 8 Mbps or 30 Mbps. At December 31, 2005, J:COM held a 25.8% interest in KMS, which provides high-speed Internet access in the Kansai region of Japan. On January 6, 2006, KMS became a consolidated subsidiary when J:COM acquired an additional 38.2% of KMS. Since August 2005, J:COM offers the J:COM NET Hikari service for multiple dwelling units connected to J:COM’s network by optical fiber cables. J:COM NET Hikari offers speeds up to 100 Mbps. At December 31, 2005, 77% of the Internet subscribers in J:COM’s consolidated managed franchises also received its video cable services.
J:COM currently offers telephony services over its own network in 14 of its consolidated franchise areas. In these franchise areas, J:COM’s headend facilities contain equipment that routes calls from the local network to J:COM’s telephony switches, which in turn transmit voice signals and other information over the network. J:COM currently provides a single line to the majority of its telephony customers, most of whom are residential customers. J:COM charges its telephony subscribers a fee for basic telephony service (together with charges for calls made) and offers additional premium services, including call-waiting, call-forwarding, caller identification and three way calling, for a fee. At December 31, 2005, 79% of the telephony subscribers in J:COM’s consolidated managed franchises also received video cable services. In April 2005, J:COM launched a telephony service using VoIP technology in its Sapporo franchise. In October 2005 and in December 2005, J:COM began offering VoIP telephony service in a system in its Kansai franchise and in its Chofu franchise, respectively.
In addition to its 19 managed franchises, J:COM owns non-controlling equity interests, between 5.5% and 20.0%, in two cable franchises and an MSO that are operated and managed by third-party franchise operators.
J:COM sources its programming through multiple suppliers including its affiliate, Jupiter TV. J:COM’s relationship with Jupiter TV enables the two companies to work together to identify and bring key programming genres to the Japanese market and to expedite the development of quality programming services. J:COM and Jupiter TV each currently owns a 50% interest in Jupiter VOD Co., Ltd., a joint venture formed in 2004 to obtain VOD programming content to offer VOD services to J:COM franchises. J:COM began offering VOD services to its digital customers in all of its franchises in 2005. Because J:COM is usually a programmer’s largest cable customer in Japan, J:COM is generally able to negotiate favorable terms with its programmers.
Our interest in J:COM is currently held through Super Media, an entity that is owned 58.66% by us and 41.34% by Sumitomo Corporation. Pursuant to the operating agreement of Super Media between Sumitomo and us, our and Sumitomo’s entire interest in J:COM is now held through Super Media. Sumitomo and we are generally required to contribute to Super Media any additional shares of J:COM that either of us acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media.
Our interest in Super Media is held through five separate corporations, four of which are wholly owned. Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors, own common stock representing an aggregate of 18.75% of the common equity in the fifth corporation, which owns a 4.3% indirect interest in J:COM.
Super Media is managed by a management committee consisting of two members, one appointed by us and one appointed by Sumitomo. The management committee member appointed by us has a casting or tie-breaking vote with respect to any management committee decision that we and Sumitomo are unable to agree on, which casting vote will remain in effect for the term of Super Media. Certain decisions with respect to Super Media require the consent of both members rather than the management committee. These include a decision to engage in any business other than holding J:COM shares, sell J:COM shares, issue additional units in Super Media, make in-kind distributions or dissolve Super Media, in each case other than as contemplated by the Super Media operating agreement. While Super Media effectively has the ability to elect J:COM’s entire board, pursuant to the Super Media operating agreement, Super Media is required to vote its J:COM shares in favor of the election to J:COM’s board of three non-executive directors designated by Sumitomo and three non-executive directors designated by us.
Because of our casting vote, we indirectly control J:COM through our control of Super Media, which owns a controlling interest in J:COM, and therefore consolidate J:COM’s results of operations for accounting purposes. Super Media will be dissolved five years after our casting vote became effective on February 18, 2005, unless Sumitomo and we mutually agree to extend the term. Super Media may also be dissolved earlier under certain circumstances.

Jupiter TV Co., Ltd.
Jupiter TV is a joint venture between Sumitomo and us that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home or “FTTH”, and ADSL platforms. As of December 31, 2005, Jupiter TV owned four channels through wholly or majority-owned subsidiaries and had investments ranging from 10% to 50% in 14 additional channels. Jupiter TV’s majority owned channels are a movie channel (Movie Plus), a golf channel (Golf Network), a shopping channel (Shop Channel, in which Jupiter TV has a 70% interest and Home Shopping Network has a 30% interest), and a women’s entertainment channel (LaLa TV). Channels in which Jupiter TV holds investments include four sports channels owned by J Sports Broadcasting Corporation (J Sports Broadcasting), which is a 34% owned joint venture with Sony Broadcast Media Co. Ltd. (Sony), Fuji Television Network, Inc., SOFTBANK Broadmedia Corporation, Skyperfect Communications Inc. and Itochu Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery Networks and BBC Worldwide; Discovery Channel Japan and Discovery HD through a 50% owned joint venture with Discovery Networks; AXN Japan, a 35% owned joint venture with Sony; and Reality TV Japan,a 50% owned joint venture with Zone Vision Enterprises. Jupiter TV provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

The market for multi-channel television services in Japan is highly complex with multiple cable systems, DTH satellite platforms, and more recently, alternative broadband service providers. Cable systems in Japan served 18.2 million homes at December 31, 2005. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free television services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J:COM is the largest in terms of subscribers, currently serve 5.8 million households. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to cable system operators, with distribution at December 31, 2005, ranging from 15.4 million homes for Shop Channel (which is carried in many compensation systems as well as in multi-channel cable systems) to 0.6 million homes for more recently launched channels, such as Reality TV Japan.
Each of the channels in which Jupiter TV has an interest, except for Discovery HD, is also currently offered on SkyPerfecTV1, a digital satellite platform that delivers approximately 180 channels a la carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation (JSAT). Each of the channels, except for Reality TV Japan and Discovery HD, is also offered on SkyPerfecTV2, another satellite platform in Japan, which delivers a significantly smaller number of channels. Under Japan’s complex regulatory scheme for satellite broadcasting, a person engaged in the business of broadcasting programming must obtain a broadcast license that is perpetual, although subject to revocation by the relevant governmental agency, and then lease from a satellite operator the bandwidth capacity on satellites necessary to transmit the programming to cable and other distributors and direct-to-home satellite subscribers. In the case of distribution of Jupiter TV’s 33% or greater owned channels on SkyPerfecTV1, these licenses and satellite capacity leases are held through its subsidiaries, Jupiter Satellite Broadcasting Corporation (JSBC) and Jupiter Satellite Broadcasting Corporation 2 (JSBC2), except for AXN Japan and the J Sports Broadcasting channels which hold their own licenses. The broadcast licenses and satellite capacity leases for those of Jupiter TV’s 33% or greater owned channels that are delivered by SkyPerfecTV2 are held by four other companies that are majority owned by unaffiliated entities. JSBC’s leases with JSAT for bandwidth capacity on JSAT’s two satellites expire between 2006 and 2011. The leases for bandwidth capacity with respect to the SkyPerfecTV2 platform expire between 2012 and 2014. JSBC, JSBC2 and other licensed broadcasters then contract with the platform operator, such as SkyPerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to DTH subscribers with distribution at December 31, 2005, ranging from 3.5 million homes for Shop Channel (which is carried as a free service to all DTH subscribers) to 0.5 million homes for more recently launched channels, such as Reality TV Japan.
Distribution of multichannel television services in Japan, through alternative broadband platforms, such as FTTH and ADSL, is not yet widespread. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to alternative broadband subscribers with distribution at December 31, 2005, ranging from 0.1 million homes for Shop Channel (which is carried as a free service to broadband television subscribers) to 0.01 million homes for lesser distributed channels, such as Movie Plus.
Jupiter TV operates Jupiter VOD, a 50% owned joint venture with J:COM, which has access to 0.6 million VOD-enabled digital cable subscribers at December 31, 2005. Jupiter TV also operates Online TV, a 55% owned joint venture with SECOM Co. Ltd., Tohokushinsha Film Corporation and Nikkei Shinbun. Online TV is a content aggregation platform for broadband television services supplying channels, including the majority of channels in which Jupiter TV holds an interest, to several Internet service providers.
Eighty-six percent of Jupiter TV’s consolidated revenue for 2005 was attributable to retail revenue generated by the Shop Channel. Cable operators are paid distribution fees to carry the Shop Channel, which are either fixed rate per subscriber fees or the greater of fixed rate per subscriber fees and a percentage of revenue generated through sales to the cable operator’s viewers. SkyPerfecTV is paid a fixed rate per subscriber distribution fee to provide the Shop Channel to its DTH subscribers. Alternative broadband platforms are also paid a fixed rate fee per subscriber that is able to view Shop Channel through their platform. After Shop Channel, J Sports Broadcasting’s four sports channels generate the most revenue of the channels in which

Jupiter TV has an interest. The majority of this revenue is derived from cable and satellite subscriptions. Currently, advertising sales are not a significant component of Jupiter TV’s revenue.
Sumitomo and we each own a 50% interest in Jupiter TV. Pursuant to a stockholders agreement we entered into with Jupiter TV and Sumitomo, Sumitomo and we each have preemptive rights to maintain our respective equity interests in Jupiter TV, and Sumitomo and we each appoint an equal number of directors provided we maintain our equal ownership interests. No board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Sumitomo, provided that Sumitomo and we each own 30% of Jupiter TV’s equity at the time of any such action. Sumitomo and we each hold a right of first refusal with respect to the other’s interests in Jupiter TV, and Sumitomo and we have each agreed to provide Jupiter TV with a right of first opportunity with respect to the acquisition of more than a 10% equity position in, or the management of or any similar participation in, any programming business or service in Japan and any other country to which Jupiter TV distributes its signals, in each case subject to specified limitations.

Japan — Other
We also own an interest in Mediatti Communications, Inc. (Mediatti), a provider of cable television and high speed Internet access services in Japan that served 102,500 video cable subscribers (analog and digital) and 58,500 Internet subscribers at December 31, 2005. Our interest in Mediatti is held through Liberty Japan MC, LLC (Liberty Japan MC), a company of which, as of December 31, 2005, we owned 94.6% and Sumitomo owned 5.4%.
At December 31, 2005, Liberty Japan MC owned a 36.4% voting interest in Mediatti and an additional 6.64% interest that had limited veto rights. In January 2006, Liberty Japan MC converted its limited voting shares into ordinary common shares. In February 2006, Liberty Japan MC acquired additional shares of Mediatti increasing its voting interest to 46.09%, all of which now consists of ordinary common shares. As of February 2006, we owned 95.2% of Liberty Japan MC and Sumitomo owned 4.8%. Until February 2006, Sumitomo had the option to increase its ownership interest in Liberty Japan MC to up to 50% but did not exercise that option.
Liberty Japan MC, Olympus Mediacom L.P. (Olympus) and two minority shareholders of Mediatti have entered into a shareholders agreement pursuant to which Liberty Japan MC has the right to nominate three of Mediatti’s seven directors and which requires that significant actions by Mediatti be approved by at least one director nominated by Liberty Japan MC.
The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10% a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair market value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.

The Americas
Our operations in the Americas are conducted primarily through our 80% owned subsidiary VTR in Chile and our wholly owned subsidiary Liberty Cablevision of Puerto Rico. We also have subsidiaries that are broadband providers operating in Brazil and Peru and a joint venture interest in MGM Networks Latin America and a subsidiary in Argentina, both of which offer programming content to the Latin America market. Our partner in VTR, CCC, has a put right which will allow CCC to require us to purchase all, but not less than all, of its 20% interest in VTR at fair value, subject to a minimum price, such put right being exercisable beginning on April 13, 2006 and ending on April 13, 2015.

VTR GlobalCom S.A.
Our primary Latin American operation, VTR, is Chile’s largest multi-channel television provider in terms of homes passed and number of subscribers, and is a leading high-speed Internet access provider, and Chile’s second largest provider of residential telephony services in terms of lines in service. VTR provides services in Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR’s network passed 2.2 million homes and had 751,200 analog cable subscribers, 6,800 digital cable subscribers, 303,000 Internet subscribers and 364,700 telephony subscribers at December 31, 2005.
All of VTR’s video subscribers are served via wireline cable, with the vast majority via aerial plant. VTR’s network is 59.2% upgraded to two-way capability with a bandwidth of 750 MHz. VTR has an approximate 89% market share of cable television services throughout Chile and an approximate 98% market share within Santiago. VTR’s channel lineup consists of 32 to 81 channels segregated into two tiers of analog cable service: a basic service with 32 to 68 channels and a premium service with 11 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States, including more premium channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to its existing premium service package is limited because its basic analog package contains similar channels. VTR obtains programming from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches. VTR also offers a digital platform with programming options similar to its analog premium service. During 2006, VTR plans to move its premium analog customers to its digital platform.
VTR offers several alternatives of always on, unlimited-use high-speed Internet access to residences and SOHO offices under the brand name Banda Ancha in 30 communities within Santiago and 19 cities outside Santiago. Subscribers can purchase one of 17 services with download speeds ranging from 128 Kbps to 10 Mbps. For a moderate to heavy Internet user, VTR’s Internet service is generally less expensive than a dial-up service with its metered usage. To provide more flexibility to the user, VTR also offers Banda Ancha Flex, where a low monthly flat fee includes the first 200 minutes, with metered usage above 200 minutes. Thirty-three percent of VTR’s video cable subscribers also receive Internet service, representing 83% of its Internet subscribers.
VTR offers telephony service to customers in 25 communities within Santiago and 18 cities outside Santiago. VTR offers basic dial tone service as well as several value-added services. VTR primarily provides service to residential customers who require one or two telephony lines. It also provides service to SOHO customers. VTR also offers telephony services to its two-way homes passed by applying VoIP. Fourteen percent of VTR’s telephony subscribers are served using VoIP technology. Thirty-three percent of VTR’s video cable subscribers also receive telephony service, representing 68% of its telephony subscribers.
VTR is subject to certain regulatory conditions as a result of the combination with Metropolis in April 2005. The most significant conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way to two million homes passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation, plus a programming cost escalator. In December 2005, the Subsecretaria de Telecomunicaciones of Chile awarded VTR regional concessions for wireless local telephone service in the frequency band of 3400-3600 MHz. Using this spectrum, VTR plans to offer broadband telephony and data services through Worldwide Interoperability for Microwave Access (WiMax) technology. WiMax is a wireless alternative to cable and DSL for the last mile of broadband access. WiMax will allow VTR to expand its service area by 1.3 million homes and increase the number of two-way homes passed by 540,000 on a more cost-effective basis than cable. The issuance of the WiMax license has, however, been challenged by a third party. VTR believes the challenge is without merit but it may delay its construction plans for WiMax.

Regulatory Matters

Overview
Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union or “EU.” Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
Foreign regulations affecting distribution and programming businesses fall into several general categories. Our businesses are generally required to obtain licenses, permits or other governmental authorizations from, or to notify or register with, relevant local or regulatory authorities to own and operate their respective distribution systems and to offer services across them. In some countries, these licenses and registrations are non-exclusive and of limited duration. In most countries where we provide video programming services, we must comply with restrictions on programming content. Local or national regulatory authorities in some countries where we provide video services also impose pricing restrictions and subject certain price increases to prior approval or subsequent control by the relevant local or national authority.

Europe
Austria, Belgium, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom are Member States of the EU. As such, these countries are required to enact national legislation that implements EU directives. Although not an EU Member State, Romania is seeking to join the EU in 2007 and its laws are strongly influenced by EU directives since it will need to comply with these directives in order to join the EU. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not an EU Member State and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below.

Communications Services and Competition Directives
A number of legal measures, which we refer to as the Directives, have revised the regulatory regime concerning communications services across the EU. They include the following:

•	Directive for a New Regulatory Framework for Electronic Communications Networks and Services (referred to as the Framework Directive);

•	Directive on the Authorization of Electronic Communications Networks and Services (referred to as the Authorization Directive);

•	Directive on Access to and Interconnection of Electronic Communications Networks and Services (referred to as the Access Directive);

•	Directive on Universal Service and Users’ Rights relating to Electronic Networks and Services (referred to as the Universal Service and Users’ Rights Directive);

•	Directive on Privacy and Electronic Communications (referred to as the Privacy Directive); and

•	Directive on Competition in the Markets for Electronic Communications and Services (referred to as the Competition Directive).
In addition to the Directives, the European Parliament and European Council made a decision intended to ensure the efficient use of radio spectrum within the EU. Existing EU member countries were required to implement the Framework, Authorization, Access and the Universal Service and Users’ Rights Directives by

July 25, 2003. The Privacy Directive was to have been implemented by October 31, 2003. The Competition Directive is self-implementing and does not require any national measures to be adopted. The 10 countries that joined the EU on May 1, 2004 were to ensure compliance with the Directives as of the date of accession. Measures seeking to implement the Directives are in force in most Member States. Of those EU countries in which we operate, only Belgium still needs to bring into force laws seeking substantially to implement the Directives.
The Directives seek, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden on telecommunications companies. Another important objective of the new Directives is to implement one new regime for the development of communications networks and communications services, including the delivery of video services, irrespective of the technology used.
Many of the obligations included within the Directives apply only to operators or service providers with “Significant Market Power” (SMP) in a relevant market. For example, the provisions of the Access Directive allow Member States to mandate certain access obligations only for those operators and service providers that are deemed to have SMP. For purposes of the Directives, an operator or service provider will be deemed to have SMP where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.
As part of the implementation of certain of the Directives, the National Regulatory Authority or “NRA” is obliged to analyze 18 markets predefined by the Commission of European Communities (EC Commission) to determine if any operator or service provider has SMP. Such markets are referred to as the 18 predefined markets. We have been found to have SMP in some markets in some countries and further such findings are possible. In particular, in those markets where we offer telephony services, we will often be found to have SMP in the termination of calls on our own network. In addition, in some countries we may be found to have SMP in the wholesale distribution of television channels. Some national regulators may also seek to find that we have SMP in the wholesale broadband Internet market. Although we would vigorously dispute this last finding, there can be no assurance that such finding will not be made. NRAs might also seek to define us as having SMP in another of the 18 predefined markets or define and analyze additional markets, such as the retail market for the reception of radio and television packages. In the event that we are found to have SMP in any particular market, a NRA could impose certain conditions on us to prevent abusive behavior by us.
Under the Directives, the EC Commission has the power to veto the assessment by a NRA of SMP in any market not set out in their predefined list as well as any finding by a NRA of SMP in any market whether or not it is set out in the list.
Certain key elements introduced by the Directives are set forth below, followed by a discussion of certain other regulatory matters and a description of regulation for five countries where we have large operations. This description in not intended to be a comprehensive description of all regulation in this area.
Licensing. Individual licenses for electronic communications services are not required for the operation of an electronic communications network or the offering of electronic communications services. A simple registration is required in these cases. Member States are limited in the obligations that they may place on someone who has so registered; the only obligations that may be imposed are specifically set out in the Authorizations Directive.
Access Issues. The Access Directive sets forth the general framework for interconnection of, and third party access to, networks, including cable networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis with each other. In addition, some specific obligations are provided for in this Directive such as an obligation to distribute wide-screen television broadcasts in that format and certain requirements to provide access to conditional access systems. Other access obligations can be imposed on operators identified as having SMP in a particular market. These obligations are based on the outcomes that would occur under general competition law.

“Must Carry” Requirements. In most countries where we provide video and radio services, we are required to transmit to subscribers certain “must carry” channels, which generally include public national and local channels. In some European countries, we may be obligated to transmit quite a large number of channels by virtue of these requirements. Until recently, there was no meaningful oversight of this issue at the EU level. This changed when the Directives came into effect. Member States are only permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations must be subject to periodic review. It is not clear what effect this new rule is having in practice but we expect it to lead to a reduction of the size of must-carry packages in some countries.
Consumer Protection Issues and Pricing Restrictions. Under the Directives, we may face various consumer protection restrictions if we are in a dominant position in a particular market. However, before the implementation of the Directives, local or national regulatory authorities in many European countries where we provide video services already imposed pricing restrictions. This is often a contractual provision rather than a regulatory requirement. Often, the relevant local or national authority must approve basic tier price increases. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index, or “CPI”. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.
Other. Our European operating companies must comply with both specific and general legislation concerning data protection, data retention, content provider liability and electronic commerce. These issues are broadly harmonized or being considered for harmonization at the EU level. For example, the EU recently agreed a new Directive on data retention, which will likely increase the amount of data we must store for law enforcement purposes and the length of time we must store it.
In late 2005, the EC Commission announced a call for input on a review of the regulatory framework described above. In early 2006, they made comments on their future views of the 18 predefined markets. Their review will progress through 2006 and, at some point, may lead to fresh EU level legislation and/or a review of the list of the 18 predefined markets. Any such processes could lead to material changes in the regime described above.
Broadcasting. Broadcasting is an area outside the scope of the Directives. Generally, broadcasts originating in and intended for reception within a country must respect the laws of that country. However, pursuant to another Directive, EU Member States are required to allow broadcast signals of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. An international convention extends this right beyond the EU’s borders into the majority of territories in which we operate. This EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The EU legal framework governing broadcast television currently is under review and the EC Commission issued a proposal for a new Directive at the end of 2005. The draft will be subject to amendment and adoption by the European Council and the European Parliament. Any new Directive adopted by these institutions would then be transposed into the laws of the various Member States over a defined timescale. Such a process could lead to substantial changes in the regulation of broadcasting.

Competition Law and Other Matters
EU directives and national consumer protection and competition laws in many of our European markets impose limitations on the pricing and marketing of bundled packages of services, such as video, telephony and Internet access services. Although our businesses may offer their services in bundled packages in European markets, they are sometimes not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephony. In addition, providers cannot abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization having this effect would be prohibited.

As our businesses become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, they may face increased regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

Austria
Austria has a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has SMP. We have been found to have SMP in the call termination market on our own telecommunications network, together with all other network operators. This has led to a system of call termination price control via benchmarking with prices charged by the incumbent operator.

France
France has a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has SMP. We have been found to have SMP in the call termination market on our own telecommunications network, together with all other network operators. This has led to a variety of requirements, including the obligation to provide interconnection and access to, and use of, specific network facilities, non-discrimination, transparency and a prohibition against charging excessive prices.

Hungary
Hungary has a communications law that broadly transposes the Directives. The NRA has virtually finished the process of analyzing the 18 predefined markets to determine if any operator or service provider has SMP with the only exception of relevance to our business being the ongoing analysis of the wholesale broadcast transmission market. The operations of our telephony subsidiary, Monor Telefon Tarsasag RT (Monor) have been found to have SMP in the call termination and origination market on our own telecommunications network, as well as in the markets for wholesale unbundled access and for wholesale broadband access, together with all other similar network operators. This has led to a variety of requirements, including the need to provide interconnection and access to, and use of, specific network facilities, non-discrimination, transparency, accounting separation and price control. We are also required to produce a wholesale ADSL offer on the Monor telecommunication network based on a discount from our retail prices.
Monor has further been found to have SMP in a variety of retail markets relating to the provision of network access to business and to residential customers where our price increases have been capped at the rise in the CPI and in the markets for long distance and international calls for residential and business customers where we have been required to offer carrier pre-selection services.

The Netherlands
Historically, in many parts of The Netherlands, Europe Broadband has been a party to contracts with local municipalities that control aspects of our Netherlands business, including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing with certain municipalities resisting our attempts to move away from the contracts.
The Netherlands has a communications law that broadly transposes the Directives. Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), The Netherlands NRA, has, with one exception, finished its analysis of the 18 predefined markets in order to determine which, if any, operator or service provider has SMP. OPTA has concluded that we do not have SMP in The Netherlands broadband market and so no obligations have been placed on us there.
At the end of December 2005, we were declared by OPTA to have SMP in the market related to call termination on our own network. Obligations imposed are to provide access to interconnecting operators on a transparent and reasonable basis along with tariff regulation, which will be derived from the regulated interconnect charges of Royal KPN N.V. (KPN).
As to the wholesale broadcast market, we have been held to have SMP in the distribution of both free to air and pay television programming. As a result, OPTA may require us to provide access to content providers and packagers who are seeking to distribute content over our network using their own conditional access platform, which content is not already part of our own basic tier television offering. This access must be offered at cost oriented prices regulated by OPTA. Further we would be obliged to grant program providers access to our basic tier offering in certain circumstances in line with current laws and regulations. OPTA has indicated that requests for access must be reasonable and that a request by a third party that has an alternative infrastructure or that would result in disproportionate use of available network capacity would not likely be considered reasonable. We have not yet, however, seen a final decision from OPTA as to the exact scope of these obligations. This decision is expected in the first quarter of 2006.
In addition, since late 2005, OPTA has been discussing with the EC Commission a market outside the 18 predefined markets relating to the retail delivery of radio and television packages in The Netherlands and the obligations it proposes to impose. The proposed obligation included retail price regulation on a cost oriented basis of the analog package, a requirement to indicate to customers which part of the subscription fees relate to network costs and which relate to programming costs, and a requirement to unbundle analog video services from other services. In December 2005, the EC Commission approved OPTA’s revised proposal for regulation in this retail market on the basis that it was limited to one year and that OPTA would not intervene in cable operators’ retail prices as long as these do not increase by more than the CPI increase. OPTA may, while monitoring the market, seek further powers to regulate cable end-user pricing in the future. We have not yet seen a final decision from OPTA as to the exact scope of proposed obligations. This is expected in the first quarter of 2006.

Switzerland
As Switzerland is not a member of the European Union, it is not obliged to follow European Union legislation. However, the liberalization of the Swiss telecommunications market to a certain extent has moved in parallel, although delayed, with liberalization in the EU. The current regulatory framework governing telecommunications services in Switzerland was established on January 1, 1998, with the enactment of the Telecommunications Act and a concurrent restatement of the Radio and Television Act (RTVA). This new regulatory regime opened both the telecommunications and cable television markets to increased competition.
The RTVA regulates the operation, distribution and redistribution, and receipt of radio and television programs. A distributor who creates a program and aims to broadcast such program requires a programming license. The redistribution of programs requires a redistribution license. As in the EU, must-carry rules require us to redistribute certain national and regional television and radio programs, such as programs of the Swiss Broadcasting Corporation. The RTVA is currently undergoing a comprehensive restatement in order to keep current with technological and market developments such as digitalization and convergence and a new version is expected to enter into force in 2007. This could lead to material changes in the Swiss regulatory regime.
The transmission of voice and data information through telecommunications devices is regulated by the Telecommunications Act. Such Act requires any operator that provides telecommunications services and independently operates a significant portion of a network to obtain a license. Dominant telecommunications service providers must provide interconnection to other providers on a non-discriminatory basis and in accordance with a transparent and cost-based pricing policy, stating the conditions and prices separately for each interconnection service. We have not been found to have a dominant market position under the Telecommunications Act, but cannot exclude the possibility that we might be in the future.
The Telecommunications Act is currently under review aiming to strengthen competition in the telecommunication markets and to increase transparency for customers. If implemented as currently discussed in the Swiss Parliament, such new legislation would replace the licensing system by a system of notification and introduce unbundling of the local loop for telephony and data services. Any form of unbundling, however, would be restricted to the network of Swisscom AG (Swisscom), the incumbent telecommunications operator. The new

Telecommunications Act is expected to enter into force the earliest in 2006. This could lead to material changes in the Swiss regulatory regime.
Under the Act on the Surveillance of Prices, the Swiss Price Regulator has the power to prohibit price increases or to order price reductions in the event a company with market power implements prices that are deemed to be abusively high, unless the Swiss Price Regulator and the company can come to a mutual agreement. For purposes of the Swiss Price Regulation Act, a price is considered to be abusively high if it is not the result of effective competition. We are subject to price regulation regarding our analog television offering and have entered into a contract with the price regulator that determines the retail prices for analog television services until the end of 2006.
Under the Swiss Act on Cartels and other Restraints of Competition, or Cartels Act, in preliminary proceedings we have been obliged to provide access to our network to a content provider in Switzerland that has exclusive rights to a significant portion of the premium and sports content distributed in Switzerland. Although the injunction has been lifted by the Federal Court, the main proceedings are pending and we may be forced to continue allowing this third party content provider to provide its service over our network through its own conditional access platform.

Japan
Regulation of the Cable Television Industry. The two key laws governing cable television broadcasting services in Japan are the Cable Television Broadcast Law and the Wire Telecommunications Law. The Cable Television Broadcast Law was enacted in 1972 to regulate the installation and operation of cable television facilities and the provision of cable television services. The Wire Telecommunications Law is the basic law in Japan governing wire telecommunications, and it regulates all wire telecommunications equipment, including cable television facilities.
Under the Cable Television Broadcast Law, any business seeking to install cable television facilities with more than 500 drop terminals must obtain a license from the Ministry of Internal Affairs and Communications, commonly referred to as the MIC. Under the Wire Telecommunications Law, if these facilities have fewer than 500 drop terminals, only prior notification to the MIC is required. If a license is required, the license application must provide an installation plan, including details of the facilities to be constructed and the frequencies to be used, financial estimates, and other relevant information. Generally, the license holder must obtain prior permission from the MIC in order to change any of the items included in the original license application. The Cable Television Broadcast Law also provides that any business that wishes to furnish cable television services must file prior notification with the MIC before commencing service. This notification must identify the service areas, facilities and frequencies to be used (unless the facilities are owned by the provider) and outline the proposed cable television broadcasting services and other relevant information, regardless of whether these facilities are leased or owned. Generally, the cable television provider must notify the MIC of any changes to these items.
Prior to the commencement of operations, a cable television provider must notify the MIC of all charges and tariffs for its cable television services. Those charges and tariffs to be incurred in connection with the mandatory re-broadcasting of television content require the approval of the MIC. A cable television provider must also give prior notification to the MIC of all amendments to existing tariffs or charges (but MIC approval of these amendments is not required).
A cable television provider must comply with specific guidelines, including: (1) editing standards; (2) making its facilities available for third party use for cable television broadcasting services, subject to the availability of broadcast capacity; (3) providing service within its service area to those who request it absent reasonable grounds for refusal; (4) obtaining retransmission consent where retransmission of television broadcasts occur, unless such retransmission is required under the Cable Television Broadcast Law for areas having difficulties receiving television signals; and (5) obtaining permission to use public roads for the installation and use of cable.

The MIC may revoke a facility license if the license holder breaches the terms of its license; fails to comply with technical standards set forth in, or otherwise fails to meet the requirements of, the Cable Television Broadcast Law; or fails to implement a MIC improvement order relating to its cable television facilities or its operation of cable television services.
Regulation of the Telecommunications Industry. As providers of high-speed Internet access and telephony, our businesses in Japan also are subject to regulation by the MIC under the Telecommunications Business Law. The Telecommunications Business Law previously regulated Type I and Type II carriers. Type I carriers were allowed to carry data over telecommunications circuit facilities which they install or on which they hold long-term leases meeting certain criteria. Type I carriers included common carriers, as well as wireless operators. Type II carriers, including telecommunications circuit resale carriers and Internet service providers, carried data over facilities installed by others. Under the Telecommunications Business Law, Type I carriers were allowed to offer the same kinds and categories of services as Type II carriers. Because our businesses carry data over telecommunications circuit facilities, which they installed in connection with their telephony and high-speed Internet access and existing cable lines, our businesses were Type I carriers.
Effective April 1, 2004, amendments to the Telecommunications Business Law eliminated the distinction between Type I (facilities-based) and Type II (service-based) carriers. Type I carriers previously were subject to more stringent licensing and tariff requirements than Type II carriers. The amendments will make it easier for entities to enter the Japanese telecommunications market, particularly those carriers who wish to own and operate their own facilities on a limited scale. Larger carriers with facilities exceeding a certain size will be required to register with the MIC, while smaller carriers may enter the market just by providing notice to the MIC. The amendments also allow any carrier to discontinue business by providing notice to their users and ex-post notification to the MIC.
Under these amendments, carriers who provide Basic Telecommunications Services, defined as telecommunications that are indispensable to the lives of the citizenry as specified in MIC ordinances, will be required to provide such services in an appropriate, fair and stable manner. Carriers providing Basic Telecommunications Services must do so pursuant to terms and conditions and for rates that have been filed in advance with the MIC. The MIC may order modifications to contract terms and conditions it deems inappropriate for certain specified reasons. The terms and conditions as well as charges and tariffs for the provision of telecommunications services for Type I carriers were strictly regulated, but under these amendments, carriers may generally negotiate terms and conditions with their users (including fees and charges) except those relating to Basic Telecommunications Services.
Under these amendments, interconnection with telecommunications carriers was also deregulated. Telecommunications carriers, other than those exceeding certain standards specified in the Telecommunications Business Law (such as Nippon Telephone & Telegraph (NTT)), may set interconnection tariffs and terms and conditions through independent negotiations without MIC approval.
Telecommunication carriers that own their telecommunication circuit facilities are required to maintain such facilities in conformity with specified technical standards. The MIC may order a carrier that fails to meet such standards to improve or repair its telecommunication facilities.

The Americas

Chile
Cable and telephony applications for permits and concessions are submitted to the Ministry of Transportation and Telecommunications, which, through the Subsecretary of Telecommunications, or Subtel, is responsible for regulating, granting permits and concessions, registering and supervising all telecommunications providers. Wireline cable television permits are non-exclusive and granted for indefinite terms. Wireless television permits have renewable terms of 10 years, while telecommunication concessions (for example, for fixed or mobile telephony) have renewable 30-year terms. Wireline and wireless permits and concessions require operation in accordance with a technical plan submitted by the licensee together with the permit or concession application. VTR has cable permits in most major and medium sized markets in Chile. Cross ownership between cable television, Internet access and telephony is also permitted.
In general, the General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunication infrastructure without geographic restrictions or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international and local long distance telecommunications services. Regulatory authorities currently determine prices charged to customers for local telecommunications services provided by incumbent local fixed telephony operators until the market is determined to be competitive. Charges for access (prices for terminating calls in fixed or mobile networks), other interconnection services and unbundling services are determined for all operators, whether or not incumbent. To date, the regulatory authorities have determined prices charged to customers by the dominant local wireline telephony providers and the interconnection and unbundling tariffs for several other operators (including our local telephony company). In all cases, the authorities determine a maximum rate structure that shall be in force for a five year period. Local service providers with concessions are obligated to provide service to all customers that are within their service area or are willing to pay for an extension to receive service. Local providers, whether or not incumbent, must also give long distance service providers equal access to their network connections at regulated prices.
Competition
Markets for broadband distribution, including cable and satellite distribution, Internet access and telephony services, and video programming generally are highly competitive and rapidly evolving. Consequently, our businesses expect to face increased competition in these markets in the countries in which they operate, and specifically as a result of deregulation in the EU. The percentage information for Europe Broadband on market share is based on information published by Screen Digest and Dataxis for the third quarter of 2005. For Japan, all percentage information on market share is based on information obtained from the website of the Japanese Ministry of Internal Affairs and Communications. For Chile, the percentage information is based on internal market studies, information obtained from public filings by competitors and market information published by the International Data Corporation.

Broadband Distribution

Video Distribution
Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) over-the-air broadcast television services; (2) DTH satellite service providers (systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber’s premises); (3) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (4) MMDS operators; (5) digital terrestrial television, or “DTT”, broadcasters; (6) other cable operators in the same communities that we serve; (7) other fixed-line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products using DSL or ADSL technology or over fiber optic lines of FTTH networks; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with more traditional sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.
In Poland and Romania, our businesses face significant competition from other cable operators where our systems are over built, while in other countries the primary competition is from DTH satellite service providers, DTT broadcasters and/or other distributors of video programming using broadband networks. In some of our largest markets, including The Netherlands, France and Japan, we are facing increasing competition from video services offered by or over the network of the incumbent telecommunications operator. We seek to compete by offering attractive content as well as expanding our new services, such as digital television, VOD, high-definition television, and personal video recorders.

•	Europe. The competitive situation in Europe tends to vary from country to country, which is partly reflective of the respective country’s history. For example in some countries, such as Belgium, Switzerland and The Netherlands, there has long been high cable penetration and in Austria and France there are long-established satellite platforms. Nevertheless, broad competitive trends can be seen in many of the European countries in which we operate.

For video services the key competition has traditionally come either from over the air broadcasts or from satellite distribution. In other countries competition from SMATV or MMDS can be a factor. DTT is increasingly a competitive reality in Europe via a range of different business models from full-blown encrypted pay television offers on DTT to free-to-air. DTT is a growing service in most countries and further launches are expected.

Also, television over DSL networks is either provided directly by the owner of that network or by a third party and is fast becoming a significant part of the competitive environment. The ability of incumbent operators to now offer the so-called “Triple Play” of video, Internet and telephony services is expected to exert growing competitive pressure on cable-delivered video services. FTTH networks are, so far, rare in Europe although they are present or planned in a number of countries. In addition, there is increasing willingness from government and quasi-government entities in Europe to consider investing their money in such networks which would create a new source of competition.

Austria. In Austria we are the largest cable company based on number of video cable subscribers. Our primary competition for video services is from free-to-air television received via satellite and from digital DTH platforms. Approximately 50% of Austrian households receive free television compared to approximately 37% of Austrian households served by cable services. Within the footprint covered by Broadband-Austria, 52% of the homes passed subscribe to our cable services (analog and digital). Broadband-Austria may face increased competition in the future from developing technologies. An incumbent telecommunications operator, Telekom Austria AG (Telekom Austria), has recently launched television via a broadband internet connection, or “IPTV”, and the public broadcaster, ORF, has announced it will launch DTT services in early 2006.

France. France is one of the most competitive markets in which we operate, with multiple video distribution platforms, including cable, satellite, ADSL, DTT and, more recently, mobile telephony. The penetration of pay television services is significantly lower in France than other European countries. Within the footprint of Broadband-France, 33% of the homes passed subscribe to our cable services (digital and analog). This represents slightly less than 6% of the total market, compared to a slightly higher percentage for NC Numericable SA (the largest cable operator). Broadband-France also competes with DTH satellite service and IPTV operators. Satellite television penetration is approximately 17% of the total market and the two largest operators, CanalSat S.A. and TPS (television par satellite), have announced an agreement to merge. According to New Television Insider (February 21, 2006), the combined subscriber base of the two platforms would be approximately 3.7 million. Subscriptions for IPTV services offered by five providers, including the incumbent telecommunications operator, are expected to grow as these operators can offer bundled services. To maintain and improve its market share, Broadband-France offers attractive digital programming packages.

Hungary. In Hungary, we are the largest cable service provider based on number of video cable subscribers. Of the Hungarian households receiving cable television, 36% subscribe to our service. In addition, Broadband-Hungary provides satellite service to 4% of the Hungarian households. Broadband-Hungary faces competition from Antenna Hungaria Rt., a digital MMDS provider (recently purchased by Swisscom), and from the incumbent telecommunication company Magyar Telekom Rt. (in which Deutshe Telekom purchased a majority stake), which has announced plans to offer a DSL-IPTV service later this year and is currently offering a VOD service to Internet subscribers of its ISP subsidiary.

Netherlands. The Netherlands has one of the highest cable penetration rates in Europe with 94% of all households having a cable service. Broadband-Netherlands services 37% of the total video households.

Satellite television penetration is 8% of the total video households. In addition to satellite television, we face competition from the DTT service, Digitenne, and from IPTV products.

KPN, the incumbent telecommunications operator, provides a wireless digital television product and has announced the launch of its IPTV service in the second quarter of 2006, which would include VOD, an electronic program guide and a personal video recorder. With its nationwide telecommunications network and ability to offer bundled triple play services, KPN is expected to be a significant competitor.

Switzerland. Currently, we are the largest cable television provider in Switzerland based on number of video cable subscribers and are the sole provider in substantially all of our network area. There is limited terrestrial television in Switzerland and DTT is at present only available in parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, we expect increased competition from satellite television operators. Swisscom, the incumbent telecommunications operator, has announced plans to launch IPTV in 2006. In 2005, Swisscom acquired a controlling interest in Cinetrade Group which, among other things, packages and distributes premium pay television content through its subsidiary, Teleclub AG, including sports and movies for which it holds exclusive rights. Swisscom has also launched a wholesale digital television service for cable network operators, including set top boxes and exclusive content, and we expect Swisscom to seek to establish relationships with other cable network operators in Switzerland, including our partner networks, by offering this service.

•	Japan. Our principal competition in our Japanese cable television business comes from alternative distributors of television signals, including DTH satellite television providers and DTT, as well as from other distributors of video programming using broadband networks. Our current competitors in the satellite television industry include Japan Broadcasting Corporation and WOWOW Inc., which offer broadcast satellite analog and broadcast satellite digital television, and SkyPerfecTV for communications satellite digital television. An amendment to the Law Concerning Broadcast on Telecommunications Service, which became effective in January 2002, has given broadcast companies, which do not have their own facilities, the ability to provide broadcasting services over lines owned by other telecommunications companies. As a result, our Japanese operations face increasing competition from video services offered by broadband providers, established fixed-line telecommunications providers, including NTT and KDDI Corporation (KDDI), and other FTTH-based video service providers, including Opticast, Inc. and K-Opticom Corporation. Other cable television companies are not considered significant competitors in Japan due to the fact that their franchise areas rarely overlap with ours, and the investments required to install new cable would not be justified considering the competition in overlapping franchise areas. As of December 31, 2005, J:COM’s share of the multi-channel video market in Japan was 7%.

•	The Americas. In Chile, VTR competes primarily with DTH satellite service providers in Chile. As of December 31, 2005, VTR’s share of the video market in Chile was 87%, compared to 7% for DTH satellite service providers and 6% for all others. VTR may face competition in the future from video services offered by or over the networks of fixed-line telecommunications operators using DSL or ADSL technology or FTTH networks or new DTH carriers which might enter into the market. For example, CTC has announced plans to launch IPTV in 2006. To effectively compete, VTR plans to test its digital platform in additional neighborhoods in 2006.

Internet
With respect to Internet access services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, other cable-based Internet service providers (ISPs), non-cable-based ISPs and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed Internet access services using DSL, ADSL or FTTH, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses. As the technology develops, competition from wireless services using WiMax and other technologies may become significant in the future. We seek to compete on speed and price, including by increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering.

•	Europe. Across Europe, our key competition in this product market is from the offering of Internet access products using various DSL based technologies both by the incumbent phone companies and third parties. In some countries, third party ISPs now offer services with speeds up to 20 Mbps (enabled by local loop unbundling and improved ADSL technologies (ADSL2+)). These services are priced very competitively and have allowed these ISPs to gain market share. It is expected that the same will occur in other markets as local loop unbundling fees are lowered. The relative lack of FTTH networks at present means that these have, so far, posed a competitive threat in only limited areas. Equally, broadband wireless services are not yet well established. However, increased competitive pressure from both these directions is likely.

Broadband-Austria’s largest competitor with respect to Internet access services is an incumbent telecommunications company, Telkom Austria. Telkom Austria provides services via DSL. In addition, Broadband-Austria faces competition from unbundled local loop access by operators who can offer Internet services for lower costs. To compete, Broadband-Austria is offering its triple play option at a discount for subscribers who switch from another provider.

In France, our largest competitors are the DSL operators, with the incumbent telecommunications companies serving 65% of the market, followed by DSL operators with access to the unbundled local loop. As a result, cable operators, including Broadband-France, have only a 6% market share of the total broadband Internet subscribers. Broadband-France has 51% of cable broadband subscriptions.

In Hungary, the Internet market is growing rapidly. Our primary competitor is the incumbent telecommunications company Magyar Telekom. Currently, Broadband-Hungary provides Internet services to 21% of the total broadband Internet market.

In The Netherlands, we face competition from KPN, the largest provider, and unbundled local loop providers. Currently, Broadband-Netherlands provides Internet services to 12% of the total broadband Internet market.

In Switzerland, Swisscom is the largest provider of Internet access services, with an estimated market share of two-thirds of all broadband Internet customers. Broadband-Switzerland serves 20% of all residential broadband Internet customers and 55% of such customers in its network coverage area. As fully unbundled, shared or bitstream access to Swisscom’s network has not yet been implemented in Switzerland, alternative DSL services providers are currently reliant on Swisscom’s wholesale offering or are required to construct their own access network to provide Internet access services.

•	Japan. In Japan, we compete directly with ADSL providers, such as Softbank Corporation, that offer broadband access to subscribers. ADSL providers often offer their Internet access services at a cost lower than ours. We also compete with FTTH providers that offer broadband Internet access through fiber-optic lines. FTTH-based players, including NTT, Usen Corporation, Tokyo Electric Power Company Incorporated, KDDI and K-Opticom Corporation, currently offer Internet access services through FTTH. Internet access using FTTH technology has become more widely available, and pricing for these services has declined. If continued technological advances or investments by our competitors further improve the services offered through ADSL or FTTH, or make them more affordable or more widely available, cable modem Internet access may become less attractive to our existing or potential subscribers. As of December 31, 2005, J:COM’s share of the high-speed (128 kbps and greater) Internet access market in Japan was 4%.

•	The Americas. In Chile, VTR faces competition primarily from non-cable-based Internet service providers such as Telefónica S.A and Entel S.A. VTR expects increased pricing pressure as these companies bundle their Internet access service with other services. As of December 31, 2005, VTR’s share of the high-speed (128 kbps and greater) Internet access market in Chile was 43%, compared to 38% for Telefónica and 19% for all others.

Telephony
With respect to telephony services, our businesses face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and longstanding customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTH-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the introduction of carrier pre-selection, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. As a result, we seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging, and increasing the services we offer.

•	Europe. Across Europe our telephony businesses are generally rather small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitor but mobile operators and new entrant VoIP operators offering service across broadband lines are also important in these markets. Generally, we expect telephony markets to remain extremely competitive.

In Austria and in Hungary, the incumbent telephone companies dominate the telephony market. Most of the competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We also compete with ISPs that offer VoIP services. In Austria, we serve our subscribers via our time division multiplex telephony platform and in Hungary via our copper wire telephony network and via VoIP over our cable plant. In France, in addition to the incumbent telephone company France Telecom S.A.’s dominance of the telephony market, the national unbundling of the local loop has allowed ISPs to provide VoIP services at competitive prices. To effectively compete in France, Broadband-France has been offering telephony services via VoIP since mid 2005.

In The Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including Broadband-Netherlands, as well as ISPs, are now offering VoIP services and gaining market share. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed telephony service provider followed by two carriers that offer pre-select services. In the future we may face increased competition as the unbundling of the local loop is implemented.

In addition to our fixed line telephony service, we offer mobile telephony in Austria, The Netherlands and Switzerland. In Austria, we offer a bundle of fixed line and mobile telephony in a co-branding arrangement with the telephony operator One GmbH. In August 2005, we began offering a prepaid mobile service in The Netherlands via the Orange network owned by France Telecom SA. Recently we began offering mobile telephony services in Switzerland under the Cablecom brand for business and residential customers.

•	Japan. In Japan, our principal competition in our telephony business comes from NTT and KDDI. We also face increasing competition from new common carriers in the telephony market, as well as ISPs, such as Softbank Corporation, and FTTH-based providers, including K-Opticom Corporation. Further, in December 2004, Japan Telecom Co. Ltd., and in February 2005, KDDI, introduced low-cost fixed-line telephony services. Many of these carriers offer VoIP, and call volume over fixed line services has generally declined as VoIP and mobile phone usage have increased. If competition in the fixed-line telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. As of December 31, 2005, J:COM’s share of the fixed-line telephone market in Japan was

2%. J:COM also intends to offer a mobile telephony service in a co-branding arrangement in 2006 with WILLCOM, Inc.

•	The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, CTC, and other telecommunications operators such as Telsur, GTD Chile S.A. and Entel S.A. CTC and Telsur operators have substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. VTR is also facing stiff competition from wireless telephony providers such as Telefónica Móviles S.A., Smartcom PCS and Entel PCS Telecomunicaciones S.A. and indirect access providers. Competition in both the residential and business telephony markets is expected to increase over time with certain market trends and regulatory changes, such as general price competition, number portability, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. VTR offers its telephony over its cable network or via VoIP. As of December 31, 2005, VTR’s share of the fixed-line telephony market in Chile was 12%, compared to 73% for CTC and 15% for all others.

Programming Services
The business of providing programming for cable and satellite television distribution is highly competitive. Our programming businesses directly compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, these programming services compete, to varying degrees, for viewers and advertisers with other cable and over the air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), online activities, movies and other forms of news, information and entertainment.
Employees
As of December 31, 2005, our consolidated subsidiaries and we had an aggregate of approximately 21,600 employees, certain of which belong to organized unions and works councils. We believe that our employee relations are good.

Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 21 to our consolidated financial statements included in Part II of this report.

Available Information
All our filings with the Securities and Exchange Commission as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lgi.com. The information on our website is not incorporated by reference herein.

Item 1A.	RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.
The risk factors described in this section have been separated into five groups:

•	risks that relate to our operating in overseas markets and being subject to foreign regulation;

•	risks that relate to the technology used in our businesses and the competition we face;

•	risks that relate to our investments and other financial matters;

•	other risks, including risks that relate to our capitalization and the obstacles faced by anyone who may seek to acquire us and risks that relate to the LGI Combination in which LMI and UGC became our subsidiaries.
The risks described below and elsewhere in this Annual Report on Form 10-K are not the only ones that relate to our results of operations, financial condition, business and operations or an investment in our stock. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Factors Relating to Overseas Operations and Foreign Regulation
Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks. Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	longer payment cycles by customers in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	difficulties in staffing and managing international operations;

•	economic instability;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	involuntary renegotiation of contracts with foreign governments;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies; and

•	disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.
We are exposed to potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than our respective functional currencies. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the euro and the Japanese yen due to the percentage of our U.S. dollar revenue that is derived from countries where these currencies are the functional currency. In addition, our operating results and financial condition are expected to be significantly impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint and other local currencies in Europe.
Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing eligibility rules and regulations, which vary by country. The provision of telephony services requires licensing from, or registration with, the appropriate regulatory authorities and entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce which could dampen the growth of the Internet access services being offered and developed by these businesses. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to carry specified programming, service quality standards, price controls and ownership restrictions. Consequently, such businesses must adapt their ownership and organizational structure as well as their services to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses.
Businesses that offer multiple services, such as video distribution as well as Internet access and telephony, or both video distribution and programming content, are facing increased regulatory review from competition authorities in several countries in which we operate, with respect to their businesses and proposed business combinations. For example, the European Union and the regulatory authorities in several countries in which we do business are considering what access rights, if any, should be afforded to third parties for use of existing cable television networks. If third parties were to be granted access to our distribution infrastructure for the delivery of video, audio, Internet or other services, those providers could compete with services similar to those which our businesses offer, which could lead to significant price competition and loss of market share.
We may determine to acquire additional communications companies. These acquisitions may require the approval of governmental authorities, which can block, impose conditions on or delay an acquisition.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including debt covenants, availability of financing, the prevalence of complex ownership structures among potential targets and government regulation. Even if we were successful in acquiring new businesses, the integration of new businesses may present significant challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
In addition, we anticipate that most, if not all, companies acquired by us will be located outside the United States. Foreign companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws. While we intend to conduct appropriate due diligence and to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
We will be subject to the risk of revocation or loss of our telecommunications and media licenses. In certain operating regions, the services provided by our businesses require receipt of a license from the appropriate national, provincial and/or local regulatory authority. In those regions, regulatory authorities may have significant discretion in granting licenses, including the term of the licenses, and are often under no obligation to renew them when they expire. The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our businesses may already be licensed. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. There can be no assurance that we will be able to obtain or retain any required license, or that any renewal of a required license will not be on less favorable terms.
We may have to pay U.S. taxes on earnings of certain of our foreign subsidiaries regardless of whether such earnings are actually distributed to us, and we may be limited in claiming foreign tax credits; since substantially all of our revenue is generated through foreign investments, these tax risks could have a material adverse impact on our effective income tax rate, financial condition and liquidity. Certain foreign corporations in which we have interests, particularly those in which we have controlling interests, are considered to be “controlled foreign corporations” under U.S. tax law. In general, our pro rata share of certain income earned by our subsidiaries that are controlled foreign corporations during a taxable year when such subsidiaries have current or accumulated earnings and profits will be included in our income when the income is earned, regardless of whether the income is distributed to us. This income, typically referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. In addition, a U.S. stockholder of a controlled foreign corporation may be required to include in income its pro rata share of the controlled foreign corporation’s increase for the year in current or accumulated earnings and profits (other than Subpart F income) invested in U.S. property, regardless of whether the U.S. stockholder received any actual cash distributions from the controlled foreign corporation. Since we are investors in foreign corporations, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, we cannot assure you that we will be able to do so or that any of such measures will not be challenged.
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income taxes for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of certain foreign corporations paid to the U.S. corporation as a dividend. Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries is subject to various limitations. Some of our businesses are located in countries with which the United States does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from our businesses and may be subject to double taxation on our income. Limitations on our ability to claim a foreign tax credit, our lack of treaty protection in some countries, and our inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal income tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the United States, these risks are proportionately greater for us than for companies that generate most of their revenue in the United States or in jurisdictions that have such treaties.
Factors Relating to Technology and Competition
Changes in technology may limit the competitiveness of and demand for our services, which may adversely impact our business and stock value. Technology in the video, telecommunications and data services industries is changing rapidly. This significantly influences the demand for the products and services that are offered by our businesses. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue, growth and stock price. Alternatively, if consumer demand for new services in a specific country or region exceeds our expectations, meeting that demand could overburden our infrastructure, which could result in service interruptions and a loss of customers.

Our digital migration project in The Netherlands may not generate anticipated levels of incremental revenue. In our digital migration project, we provide a digital converter box and digital video service at no incremental charge to the analog rate for six months to those analog customers who accept delivery of the digital box and agree to accept the services. After the six-month promotional period, the subscriber may elect to return the box and discontinue the service or to continue the service by paying an incremental fee over the analog rate. Further incremental revenue would be generated as we offer additional tiers of services and additional box functionality for additional fees. We are still at any early stage of the rollout of this project. Failure to achieve sufficient levels of customer acceptance of our digital product or to generate sufficient incremental revenue from those customers who do subscribe to our digital service may adversely affect the operating results of our Netherlands operating segment and the return on our investment in this project.
Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.
A catastrophe at one or more of the locations where our critical cable network systems are housed could cause serious harm to our business. Our cable operations in each country where we conduct business are dependent on a variety of sophisticated critical systems, which support various aspects of those cable network operations. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism including electronic sabotage, power loss or other catastrophe, we would not be able to pass transmission signals over the portion of our cable network that is served by those location. This would likely cause serious harm to our business. We cannot assure you that any disaster recovery, security or service continuity protection measures we have, or may develop or take in the future, will be sufficient.
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, high-speed Internet access and telecommunications in many of the regions in which we operate are highly competitive and highly fragmented. In the provision of video services we face competition from other cable television service providers, DTH service providers, DTT broadcasters and video over ADSL providers, among others. Our operating businesses in The Netherlands, France and Japan are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators. In the provision of telephone services, we face competition from the incumbent telecommunications operators in each country in which we operate. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In addition, in many countries, we face competition from wireless telephone providers, facilities-based and resale telephone operators, VoIP providers and other providers. In the provision of Internet access services and online content, we face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable based Internet service providers, Internet portals and satellite, microwave and other wireless providers. The Internet services offered by these competitors include both traditional dial-up access services and high-speed access services. Digital subscriber line is a technology that provides high-speed Internet access over traditional telephone lines. Both incumbent and alternative providers offer digital subscriber line services. We expect digital subscriber line to be an increasingly strong competitor in the provision of Internet services.
The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities and movies.
We expect the level and intensity of competition to increase in the future from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition may result in increased customer churn, reduce the rate of customer acquisition and lead to significant price competition, in each case resulting in decreases in cash flows, operating margins and profitability. The inability to compete effectively may result in the loss of subscribers, and our revenue and stock price may suffer.
We may not be able to obtain attractive programming for our digital video services, thereby lowering demand for our services. We rely on programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital video services on satisfactory terms or at all in order to offer compelling digital video services. This may reduce demand for our services, thereby lowering our future revenue. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. This could further lower revenue and profitability. In addition, must-carry requirements may consume channel capacity otherwise available for other services.
Some of our operating businesses depend upon third parties for the distribution of their products and services. In certain operating regions, our businesses require access to utility poles, roadside conduits and leased fiber that interconnect their headends and/or connect their headends to telecommunications facilities of third parties. This infrastructure is, in some cases, owned by regional utility companies or other third party administrators, and access to the infrastructure is licensed to our businesses. In other operating regions, the transmission of cable programming content to regional headend facilities is accomplished via communications satellites owned by third parties, who, in some cases, are competitors. We cannot assure you that our businesses will be able to renew any existing access agreements with these third parties or enter into new agreements for additional access rights, which may be necessary for the expansion of our businesses in these regions. Any cancellation, delay or interruption in these access rights would disrupt the delivery of our products and services to customers in the affected regions. In addition, the failure to obtain additional access rights from such third parties could preclude expansionary efforts in these operating regions. We also cannot assure you that any alternative distribution means will be available in these regions, on reasonable terms or at all.
Factors Relating to Certain Financial Matters
We may not report net earnings. Prior to the LGI Combination, LMI’s net loss from continuing operations amounted to $13.7 million for the year ended December 31, 2004. We are the successor to LMI and, upon the closing of the LGI Combination, LMI’s historical financial statements became our historical financial statements. Our net loss from continuing operations amounted to $83.6 million for the year ended December 31, 2005. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or at all.
We may not freely access the cash of our operating companies. Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our operating subsidiaries are subject to loan agreements or bank facilities that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.
Certain of our subsidiaries are subject to various debt instruments that contain restrictions on how we finance our operations and operate our businesses, which could impede our ability to engage in beneficial transactions. Certain of our subsidiaries are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries to:

•	borrow more funds;

•	pay dividends or make other upstream distributions;

•	make investments;

•	engage in transactions with us or other affiliates; or

•	create liens on their assets.
As a result of restrictions contained in these credit facilities, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to:

•	fund capital expenditures or acquisitions that could improve their value;

•	meet their loan and capital commitments to their business affiliates;

•	invest in companies in which they would otherwise invest;

•	fund any operating losses or future development of their business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize their assets; or

•	conduct other necessary or prudent corporate activities.
We are typically prohibited from or significantly restricted in accessing the net cash of our subsidiaries that have outstanding credit facilities.
In addition, some of the credit agreements to which these subsidiaries are parties require them to maintain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial ratios and tests may be affected by events beyond their control, and we cannot assure you that they will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
The liquidity and value of our interests in our subsidiaries and affiliates may be adversely affected by stockholder agreements and similar agreements to which we are a party. We own equity interests in a variety of international broadband distribution and video programming businesses. Certain of these equity interests are held pursuant to stockholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those interests. Most of these agreements subject the transfer of such equity interests to consent rights or rights of first refusal of the other stockholders or partners. In certain cases, a change in control of the company or the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other stockholders or partners. Some of our subsidiaries and affiliates are parties to loan agreements that restrict changes in ownership of the borrower without the consent of the lenders. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold.

We do not have the right to manage the businesses or affairs of any of the companies in which we hold less than a majority voting interest. Rather, such rights may take the form of representation on the board of directors or a partners’ or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of veto rights varies from agreement to agreement. Although board representation and veto rights may enable us to exercise influence over the management or policies of an affiliate, they do not enable us to cause those affiliates to take actions, such as paying dividends or making distributions to their stockholders or partners.
Other Factors
John C. Malone has significant influence over corporate matters considered by us and our stockholders. John C. Malone beneficially owns shares of our common stock representing 24.3% of our aggregate voting power as of February 28, 2006. By virtue of Mr. Malone’s voting power in our company as well as his position as our Chairman of the Board, Mr. Malone has significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements.
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share; a Series A that entitles the holders to one vote per share; and a Series C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 80% of its voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation or bylaws; and

•	the existence of authorized and unissued stock, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.
Our incentive plan may also discourage, delay or prevent a change in control of our company even if such change of control would be in the best interests of our stockholders.
LMI and UGC are parties to pending class action lawsuits relating to the LGI Combination. LMI and UGC are parties to twenty-two lawsuits filed by third parties seeking monetary damages in connection with the LGI Combination. Predicting the outcome of these lawsuits is difficult; and an adverse judgment for monetary damages could have a material adverse effect on our operations.

LMI’s potential indemnity liability to Liberty Media if the spin off is treated as a taxable transaction as a result of the LGI Combination could materially adversely affect our prospects and financial condition. LMI entered into a tax sharing agreement with Liberty Media in connection with LMI’s spin off from Liberty Media on June 7, 2004. In the tax sharing agreement, LMI agreed to indemnify Liberty Media and its subsidiaries, officers and directors for any loss, including any adjustment to taxes of Liberty Media, resulting from (1) any action or failure to act by LMI or any of LMI’s subsidiaries following the completion of the spin off that would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction to Liberty Media and to Liberty Media’s stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (the Code) or (2) any breach of any representation or covenant given by LMI or one of LMI’s subsidiaries in connection with any tax opinion delivered to Liberty Media relating to the qualification of the spin off as a tax-free distribution described in Section 355 of the Code. LMI’s indemnification obligations to Liberty Media and its subsidiaries, officers and directors are not limited in amount or subject to any cap. If LMI is required to indemnify Liberty Media and its subsidiaries, officers and directors under the circumstances set forth in the tax sharing agreement, LMI may be subject to substantial liabilities.
In connection with the closing of the LGI Combination we and LMI received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP to the effect that, for U.S. federal income tax purposes, and provided the spin off would otherwise have qualified as a tax-free distribution under Section 355 of the Code to Liberty Media and the Liberty Media stockholders, the LGI Combination should not cause the spin off to fail to qualify as a tax-free distribution to Liberty Media under Section 355(e) of the Code. In rendering such opinion, Skadden, Arps, Slate, Meagher & Flom LLP relied upon factual representations and covenants, including those contained in certificates of officers of us, LMI and UGC, and customary factual assumptions. Any inaccuracy in the representations, covenants and assumptions upon which such tax opinion is based could alter the conclusions reached in such opinion. Neither we nor LMI requested a ruling from the Internal Revenue Service as to the effect, if any, that the LGI Combination would have on the spin off. Therefore, there can be no assurance that the Internal Revenue Service will agree with the conclusions in the opinion of Skadden, Arps, Slate, Meagher & Flom LLP.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
During 2005, we leased our executive offices in Denver, Colorado, and we lease offices in Englewood, Colorado, which are now our executive offices. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
Our subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes) and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. The following is a description of certain legal proceedings to which one of our subsidiaries or another company in which we hold an interest is a party. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.
Cignal. On April 26, 2002, United Pan-Europe Communications NV (UPC), a wholly owned subsidiary of UGC Europe, received a notice that certain former shareholders of Cignal Global Communications filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering. On May 4, 2005, the court rendered its decision dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. The remaining former Cignal shareholders may initiate separate proceedings prior to the expiration of the statute of limitations.
Class Action Lawsuits Relating to the LGI Combination. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit has been filed in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC and former directors of UGC and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court, pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in, and naming the same defendants named in, the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price paid in connection with the LGI Combination and intend to vigorously defend this action.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
The capitalized terms used in PART II of this Annual Report on Form 10-K have been defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
Market Information
On June 15, 2005, we completed certain mergers whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI in the LGI Combination. Unless the context otherwise indicates, pre-LGI Combination shares of LMI common stock or UGC common stock are presented in terms of the number of shares of LGI common stock issued in exchange for such LMI or UGC shares in the LGI Combination. On September 6, 2005, we effected a stock split in the form of a Stock Dividend of LGI Series C common stock to holders of record of LGI Series A and LGI Series B common stock. Unless otherwise indicated, all LGI and LMI share and per share amounts presented herein have been retroactively adjusted to give effect to the Stock Dividend, notwithstanding the fact that no shares of LGI Series C common stock were issued and outstanding prior to September 6, 2005.
We have three series of common stock, LGI Series A, LGI Series B and LGI Series C, which trade on the Nasdaq National Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. Regular way trading in our Series A, Series B and Series C common stock began on June 8, 2004. The following table sets forth the range of high and low sales prices, as adjusted for the Stock Dividend, of shares of LGI Series A, LGI Series B and LGI Series C common stock for the periods indicated:

	Series A		Series B		Series C

	High	Low	High	Low	High	Low

Year Ended December 31, 2005
First quarter	$24.50	$21.81	$26.33	$23.76	$23.56	$21.12
Second quarter	$24.86	$20.86	$26.10	$22.89	$23.62	$20.27
Third quarter	$27.35	$23.40	$29.00	$24.92	$26.38	$22.39
Fourth quarter	$27.20	$21.66	$29.36	$22.15	$26.01	$20.60
Year Ended December 31, 2004
Second quarter	$19.52	$17.46	$21.62	$20.33	$19.06	$17.49
Third quarter	$19.01	$14.69	$21.62	$17.84	$18.81	$15.06
Fourth quarter	$24.28	$17.08	$25.84	$18.96	$23.23	$16.70
Holders
As of February 22, 2006, there were approximately 3,214, 155 and 3,275 record holders of LGI Series A, LGI Series B and LGI Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).
Dividends
We have not paid any cash dividends on LGI Series A, LGI Series B and LGI Series C common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock, although credit facilities to which certain of our subsidiaries are parties would restrict our ability to access their cash for, among other things, our payment of dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2005, with respect to shares of our common stock authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information

			Number of
			securities available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in the first
Plan category	rights(1)	rights(1)	column)

Equity compensation plans approved by security holders:
Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective March 8, 2006)
LGI Series A common stock	2,181,361	$22.98	39,282,805	(5)
LGI Series B common stock	1,568,562	$20.10
LGI Series C common stock	3,749,923	$20.29
Liberty Global, Inc. 2005 Non-employee Director Incentive Plan (As Amended and Restated Effective March 8, 2006)(2)
LGI Series A common stock	92,152	$21.82	9,815,696	(6)
LGI Series B common stock	—	$—
LGI Series C common stock	92,152	$20.67
Liberty Media International, Inc. Transitional Stock Adjustment Plan(2)(3)
LGI Series A common stock	980,074	$17.47	—
LGI Series B common stock	1,498,154	$19.85
LGI Series C common stock	2,478,228	$17.44
UGC Plans(4)
LGI Series A common stock	3,278,451	$18.61	—
LGI Series B common stock	—	$—
LGI Series C common stock	3,129,530	$18.01
Equity compensation plans not approved by security holders:
None	—		—

Totals
LGI Series A common stock	6,532,038		49,098,501	(5)(6)

LGI Series B common stock	3,066,716

LGI Series C common stock	9,449,833

(1)	In addition to the option information included in this table, there are outstanding under the various incentive plans restricted shares of our common stock and stock appreciation rights (each a SAR) with respect to shares of our common stock. Upon exercise, the appreciation of the SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of our common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of our common stock. For further information, see note 14 to our consolidated financial statements.

(2)	Prior to LMI’s spin off from Liberty Media, Liberty Media approved each of the nonemployee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LMI.

(3)	The transitional plan was adopted in connection with LMI’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of our common stock and restricted shares of our common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(4)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom 2003 Equity Incentive Plan, effective September 1, 2003. Awards outstanding under each of these plans were converted into awards with respect to our common stock in the LGI Combination. No additional awards will be made under these plans.

(5)	The incentive plan permits grants of, or with respect to, our Series A common stock, Series B common stock or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares). As of December 31, 2005, an aggregate of 39,282,805 shares of common stock were available for issuance pursuant to the incentive plan (of which no more than 23,372,168 may consist of Series B shares).

(6)	The nonemployee director incentive plan permits grants of, or with respect to, our Series A common stock, Series B common stock or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than 5 million shares may consist of Series B shares). As of December 31, 2005, an aggregate of 9,815,696 shares of common stock were available for issuance pursuant to the nonemployee director incentive plan (of which no more than 5 million shares may consist of Series B shares).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our company’s purchase of its own equity securities during the fourth quarter of the fiscal year ended December 31, 2005:

	(a)	(b)	(c)	(d)
			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price	announced plans	under the plans or
Period	shares purchased(1)	paid per share	or programs	programs

October 1, 2005 through October 31, 2005	Series A: 400,000	Series A: $24.59	Series A: 400,000	$190,162,000
October 1, 2005 through October 31, 2005	Series C: 200,000	Series C: $23.30	Series C: 200,000	$185,502,000
December 1, 2005 through December 31, 2005	Series A: 1,648,231	Series A: $22.91	Series A: 1,648,231	$147,744,000
December 1, 2005 through December 31, 2005	Series C: 1,255,859	Series C: $21.21	Series C: 1,255,859	$121,107,000

Total	Series A: 2,048,231		Series A: 2,048,231

	Series C: 1,455,859		Series C: 1,455,859

(1)	On June 20, 2005, we announced the authorization of a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A common stock and LGI Series C common stock. At December 31, 2005, we had acquired LGI Series A common stock and LGI Series C common stock at an aggregate cost of $78,893,000 under the stock repurchase program. Subsequent to December 31, 2005, we repurchased 2,698,558 and 1,504,311 additional shares of LGI Series A and LGI Series C common stock, respectively, for aggregate cash consideration of $89,357,000. In addition, on March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. These stock repurchase programs may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions. These programs may be suspended or discontinued at any time.

Item 6.	SELECTED FINANCIAL DATA
The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of LMC International, for periods prior to the June 7, 2004 spin off transaction, whereby LMI’s common stock was distributed on a pro rata basis to Liberty Media’s stockholders as a dividend, and (ii) LGI (as the successor to LMI) and its consolidated subsidiaries for periods following such date. Upon consummation of the spin off, LGI became the owner of the assets that comprise LMC International. The following selected financial data was derived from the audited consolidated financial statements of LGI and its predecessors as of December 31, 2005, 2004, 2003 and 2002 and for the each of the four years ended December 31, 2005. Data for other periods has been derived from unaudited information. This information is only a summary, and you should read it together with our consolidated financial statements included elsewhere herein.

	December 31,

	2005(1)	2004(2)	2003	2002	2001

		as adjusted(3)
	amounts in thousands
Summary Balance Sheet Data:
Investment in affiliates	$789,066	$1,865,642	$1,740,552	$1,145,382	$423,326
Other investments	$569,059	$838,608	$450,134	$187,826	$916,562
Property and equipment, net	$7,991,292	$4,303,099	$97,577	$89,211	$80,306
Intangible assets, net	$10,839,879	$3,280,552	$693,530	$696,057	$701,935
Total assets	$23,378,529	$13,702,363	$3,687,037	$2,800,896	$2,169,102
Debt and capital lease obligations, including current portion	$10,114,972	$4,992,746	$54,126	$35,286	$338,466
Stockholders’ equity	$7,816,446	$5,237,083	$3,418,568	$2,708,893	$2,039,593

	Year Ended December 31,

	2005(1)	2004(2)	2003	2002	2001

		as adjusted(3)
	amounts in thousands, except per share amounts
Summary Statement of Operations Data:
Revenue	$5,151,332	$2,531,889	$108,390	$100,255	$139,535
Operating income (loss)	$251,184	$(314,891)	$(1,455)	$(39,145)	$(122,623)
Share of earnings (losses) of affiliates(4)	$(22,949)	$38,710	$13,739	$(331,225)	$(589,525)
Earnings (loss) from continuing operations(5)	$(83,591)	$(13,709)	$20,889	$(329,887)	$(820,355)
Earnings (loss) from discontinued operations(6)	$3,494	$(7,772)	—	—	—
Net earnings (loss)	$(80,097)	$(21,481)	$20,889	$(329,887)	$(820,355)
Earnings (loss) from continuing operations per common share (pro forma for spin off)(7)	$(0.20)	$(0.04)	$0.07	N/A	N/A
Earnings (loss) from discontinued operations per common share	$0.01	$(0.03)	—	N/A	N/A
Earnings (loss) per common share	$(0.19)	$(0.07)	$0.07	N/A	N/A

(1)	Prior to 2005, we accounted for our interest in Super Media/ J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. In addition, on June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI. We also completed a number of other acquisitions during 2005. For additional information, see note 5 to our consolidated financial statements.

(2)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J:COM and Jupiter TV. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled our company to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our consolidated financial position and results of operations since January 1, 2004. For additional information, see note 5 to our consolidated financial statements.

(3)	As further discussed in note 22 to our consolidated financial statements, we have retrospectively adjusted our consolidated financial statements to apply the concepts set forth in EITF 05-08 to our income tax accounting for the UGC Convertible Notes that were issued in April 2004.

(4)	Effective January 1, 2002, we adopted SFAS 142, which, among other matters, provides that goodwill, intangible assets with indefinite lives and excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under SFAS 142 and, in the case of equity method goodwill, APB Opinion No. 18. Share of earnings (losses) of affiliates includes excess basis amortization of $92,902,000 in 2001.

(5)	Our net loss in 2002 and 2001 included our share of UGC’s net losses of $190,216,000 and $439,843,000, respectively. Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when our carrying value was reduced to zero in 2002. In addition, our net loss in 2002 included $247,386,000 of other-than-temporary declines in fair values of investments, and our net loss from continuing operations in 2001 included $534,962,000 of realized and unrealized losses on derivative instruments.

(6)	On January 19, 2006, we sold 100% of UPC Norway and reclassified our consolidated financial statements to present UPC Norway as a discontinued operation. UPC Norway was a subsidiary of UGC, which we did not consolidate prior to 2004. For additional information, see note 5 to our consolidated financial statements.

(7)	Earnings (loss) per common share amounts were computed assuming that the shares issued in the spin off were outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to a LMI Rights Offering by us, have been increased to give effect to the benefit derived by our company’s stockholders as a result of the distribution of such subscription rights. All LGI share and per share amounts have been retroactively adjusted to give effect to the September 6, 2005 Stock Dividend. For additional information, see note 3 to our consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2005, 2004 and 2003.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements, and our off balance sheet arrangements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risks that our company faces.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2005.
Overview
We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations in 19 countries (excluding Norway) outside of the continental United States at December 31, 2005, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries, UPC Holding and LG Switzerland (collectively, Europe Broadband), we provide video, voice and Internet access services in 13 European countries. LG Switzerland holds our 100% ownership in Cablecom, a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in J:COM, we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide video, voice and Internet access services in Chile. We also have (i) consolidated direct-to-home satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia, which also provides telecommunication and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to Europe Broadband.
As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Holding and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At December 31, 2005, we owned an indirect 36.75% interest in J:COM through our 58.66% controlling interest in Super Media and Super Media’s 62.65% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/ J:COM.
In addition to the LGI Combination and the consolidation of Super Media/ J:COM, we have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) Noos, a broadband communications provider in France, on July 1, 2004, (ii) PHL, the immediate parent of Chorus, a broadband communications provider in Ireland, on May 20, 2004, (iii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iv) a controlling interest in Zone Vision, a video programming company in Europe, on January 7, 2005, (v) Astral, a broadband communications provider in Romania, on October 14, 2005, and (vi) Cablecom, a broadband communications provider in Switzerland on October 24, 2005. In another transaction in Europe, UPC Ireland, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 9, 2005, and on December 12, 2005, UPC Ireland acquired a 100% interest in NTL Ireland through its acquisition of MS Irish Cable from MSDW Equity. In the following discussion and analysis of our results of operations, we collectively refer to the May 9, 2005 consolidation, and the December 12, 2005 acquisition of NTL Ireland as the “acquisition” of NTL Ireland, with such acquisition considered to be effective as of May 1, 2005 for purposes of comparing our 2005 and 2004 operating results. In Japan, J:COM acquired an approximate 92% ownership interest in Chofu Cable on February 25, 2005 and a 100% interest in J:COM Setamachi on September 30, 2005. Chofu Cable and J:COM Setamachi are broadband communications providers in Japan. As noted above, VTR acquired a controlling interest in Metrópolis on April 13, 2005. In addition, on December 14, 2005 we completed a transaction that increased our indirect ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. Prior to this transaction, we accounted for our investment in Austar using the equity method of accounting. We have also completed a number of less significant acquisitions in Europe and Japan.

For additional information concerning our closed acquisitions, see note 5 to our consolidated financial statements.
As further discussed in note 5 to our consolidated financial statements, our consolidated financial statements have been reclassified to present our broadband operations in Norway as discontinued operations. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and financial condition that we present and discuss are those of our continuing operations.
In general, we are seeking to build a portfolio of broadband and video programming businesses that have strong prospects for future revenue and operating cash flow (as defined below and in note 21 to our consolidated financial statements) growth. Therefore, we seek to acquire entities that have strong growth potential at prudent prices and sell businesses that we believe do not meet this profile. In this regard, we began an auction process in the fourth quarter of 2005 with respect to our Scandinavian assets which led to the sale of UPC Norway in January 2006 and we continue to evaluate a possible sale of our broadband operating segment in Sweden. We also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
Through our subsidiaries and affiliates, we are the largest broadband communications operator outside the United States in terms of subscribers. At December 31, 2005, our consolidated subsidiaries owned and operated networks that passed approximately 29.9 million homes and served approximately 19.2 million revenue generating units (RGUs), consisting of approximately 13.8 million video subscribers, 3.2 million broadband Internet subscribers and 2.2 million telephony subscribers.
In general, we are focused on growing our subscriber base and average total monthly revenue from all sources (including non-subscription revenue such as installation fees or advertising revenue) per average RGU (ARPU) by launching bundled entertainment, information and communications services, upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.
Including the effects of acquisitions, we added a total of 5.7 million RGUs during 2005. Excluding the effects of acquisitions, we added total RGUs of 1.3 million during 2005, including RGUs added by entities that we acquired or began consolidating during 2005 after their respective acquisition or consolidation dates. Most of our internal RGU growth is attributable to the growth of our Internet access and digital telephony services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. In addition to RGU growth, we also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2006 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services.
Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand (NVOD) and video on demand (VOD) in some markets. We offer broadband Internet access services in all of our broadband markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other factors.
We offer telephony services in eight countries in Europe, and in Japan, Chile and Puerto Rico, primarily over our broadband networks. We also have begun offering digital telephony services in The Netherlands, Switzerland, France, Austria, Hungary, Poland, Romania, Japan, Chile and Puerto Rico through Voice over Internet Protocol (VoIP), and in 2006, we plan to launch VoIP telephony services in most of our remaining broadband markets in Europe.

From an operational perspective, we expect that our ability to maintain or improve our organic growth rates (i.e., growth rates excluding the effects of foreign currency exchange rate fluctuations and acquisitions) for revenue and operating cash flow will be impacted primarily by our ability to continue to achieve organic RGU growth during 2006. In general, we expect that RGU growth in our digital video, telephony and broadband Internet services will more than offset declines in subscribers to our analog video services. In Europe, the positive impact of organic RGU growth during 2006 is expected to be somewhat offset by relatively flat, and in some cases, lower prices charged for Europe Broadband’s existing services as a result of competitive and, to a lesser extent, regulatory factors. Our ability to maintain our organic growth rates for revenue in Europe will also be impacted by Europe Broadband’s ability to migrate customers from analog to digital video services in The Netherlands and successfully grow VoIP telephony services by increasing penetration in markets already launched or launching this product in new markets. Europe Broadband’s operating and SG&A costs are expected to increase on an organic basis in 2006 as a result of higher network operations, customer care and customer acquisitions costs associated primarily with organic RGU growth and the migration of analog video subscribers to digital video services in The Netherlands. In both Japan and Chile, we expect to rely primarily on continued RGU growth to maintain or improve our organic growth rates for revenue and operating cash flow in 2006 as we expect prices charged for all broadband services offered by J:COM and VTR to remain relatively flat. No assurance can be given that our expectations with respect to the factors that will influence our 2006 organic growth rates will not vary from actual results.
The video, telephony and Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. As video, telephony and Internet access technology changes and competition increases, we may need to increase our capital expenditures to further upgrade our systems to remain competitive in markets that might be impacted by the introduction of new technology. No assurance can be given that any such future upgrades could be expected to generate a positive return or that we would have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.
Results of Operations
Due in large part to the January 1, 2005 change from the equity method to the consolidation method of accounting for our investment in Super Media/ J:COM, our historical revenue and expenses for 2005 are not comparable to the corresponding 2004 amounts. Additionally, due to the January 1, 2004 change from the equity method to the consolidation method of accounting for our investment in UGC, our historical revenue and expenses for 2004 are not comparable to the corresponding 2003 amounts. Accordingly, in addition to the Discussion and Analysis of our Historical Operating Results, we have also included an analysis of our operating results based on the approach we use to analyze our reportable segments. As further described below, we believe that the Discussion and Analysis of our Reportable Segments that appears below provides a more meaningful basis for comparing our revenue, operating expenses and SG&A expenses than does our historical discussion. The Discussion and Analysis of our Historical Operating Results immediately follows the Discussion and Analysis of our Reportable Segments.
The comparability of our operating results during 2005, 2004 and 2003 are also affected by acquisitions, including our acquisitions of Noos and Chorus during 2004, our acquisitions of Cablecom, NTL Ireland, Astral, Telemach, Zone Vision, and Metrópolis, and J:COM’s acquisitions of Chofu Cable and J:COM Setamachi, during 2005. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact is calculated as the difference between current and prior year amounts that is attributable to the timing of an acquisition.
Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and Japanese yen. In this regard, 40% and 32% of our U.S. dollar revenue during 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, Chilean peso, Hungarian forint and other local currencies in Europe.
At December 31, 2005, we owned an 80% interest in VTR and, through our interest in Super Media, an indirect 36.75% interest in J:COM. However, as we control both VTR and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in our consolidated statements of operations. For additional information, see note 5 to our consolidated financial statements. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM and VTR and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.
Discussion and Analysis of our Reportable Segments
For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for our investment in (i) UGC during 2003 and (ii) J:COM during 2004 and 2003. The revenue, operating expenses, SG&A expenses and operating cash flow of UGC for 2003 and J:COM for 2004 and 2003 are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any non-controlled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate. Additionally, our reportable segments have been reclassified for all periods to present our broadband operations in Norway as discontinued operations.
All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet services. The Europe Broadband operating segments provided services in 13 European countries at December 31, 2005. Other Western Europe includes our operating segments in Ireland, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. J:COM provides video, voice and Internet access services in Japan. Our corporate and other category includes (i) certain less significant operating segments that provide DTH satellite services in Australia, and video programming and other services in Europe and Argentina, broadband communication services in Puerto Rico, Brazil and Peru, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between Europe Broadband and chellomedia.
For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 21 to our consolidated financial statements.
The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for 2005, as compared to 2004, and 2004, as compared to 2003. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period, (iii) the percentage change from period to period, after removing foreign currency effects (FX), and (iv) the percentage change from period to period, after removing FX and the effects of acquisitions. The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.
As discussed above, acquisitions have significantly affected the comparability of the results of operations of our reportable segments. For additional information, see the discussion under Overview above and note 5 to our consolidated financial statements.

Revenue of our Reportable Segments

Revenue — Years ended December 31, 2005 and 2004

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2005	2004	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$780,934	$730,483	$50,451	6.9	6.9	6.9
Switzerland	122,078	—	122,078	N.M.	N.M.	—
France	513,762	312,948	200,814	64.2	64.2	6.5
Austria	322,196	306,479	15,717	5.1	5.0	5.0
Other Western Europe	321,377	174,389	146,988	84.3	85.1	7.0

Total Western Europe	2,060,347	1,524,299	536,048	35.2	35.2	6.4

Hungary	281,707	217,429	64,278	29.6	27.7	27.7
Other Central and Eastern Europe	370,560	252,064	118,496	47.0	35.6	13.9

Total Central and Eastern Europe	652,267	469,493	182,774	38.9	31.9	20.3

Total Europe (Europe Broadband)	2,712,614	1,993,792	718,822	36.1	34.5	9.7
Japan (J:COM)	1,662,105	1,504,709	157,396	10.5	13.5	11.0
Chile (VTR)	444,161	299,951	144,210	48.1	35.6	17.6
Corporate and other	407,564	285,507	122,057	42.8	43.2	20.7
Intersegment eliminations	(75,112)	(47,361)	(27,751)	(58.6)	(58.9)	(58.9)

Total LGI before elimination of equity affiliates	5,151,332	4,036,598	1,114,734
Elimination of equity affiliate (J:COM)	—	(1,504,709)	1,504,709

Total consolidated LGI	$5,151,332	$2,531,889	$2,619,443

N.M. — Not Meaningful
The Netherlands. The Netherlands’ revenue increased 6.9% during 2005, as compared to 2004, on both a U.S. dollar and local currency basis. The majority of the local currency increase during 2005 is attributable to higher average RGUs, as increases in broadband Internet and telephony RGUs were only partially offset by declines in video RGUs. Higher ARPU also contributed to the local currency increase during 2005. The increase in ARPU reflects the net effect of the positive impact of rate increases in January 2005 for video services and the negative impact of decreases in ARPU from broadband Internet services due to competitive factors and an increase in the proportion of broadband Internet customers selecting lower priced tiers. The decrease in broadband Internet ARPU, which was only partially offset by an increase in broadband Internet RGUs, resulted in a 2.6% decrease in The Netherlands’ revenue from broadband Internet services during 2005, as compared to 2004. We believe that the competitive factors that gave rise to the decline in The Netherlands’ broadband Internet revenue during 2005 will continue to impact our ability to increase broadband Internet revenue in The Netherlands during 2006.

In October 2005, we initiated a program to migrate substantially all of our analog video subscribers to digital video services in The Netherlands by providing digital set-top boxes to analog video subscribers at no charge and discounting the digital video services for a limited period of time following subscriber acceptance of the digital set-top box. To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, we will experience an increase in ARPU derived from video services in The Netherlands. No assurance can be given as to the percentage of new digital video subscribers that will be retained after the promotional period has elapsed, and accordingly, as to the impact of this program on our future operating results.
Certain rate increases implemented by UPC NL in The Netherlands had been under investigation by NMA, the Dutch competition authority. On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for our analog video services in 2003-2005. The NMA concluded that our price increases were not excessive and therefore UPC NL did not abuse what NMA views as our dominant position in the analog video services market. The incumbent telecommunications operator in The Netherlands has filed an appeal of the NMA decision. UPC NL believes the appeal is inadmissible. The NMA is expected to make a decision during the first quarter of 2006. In another matter, OPTA, the Dutch national regulatory agency, had proposed imposing retail price regulation on a cost oriented basis for UPC NL’s analog cable television offerings and requiring the unbundling of analog video services from other services. Following consultation with the European Commission, OPTA’s proposal was approved on the basis that it would be limited to a period of one year and that OPTA will only intervene if price increases exceed the CPI increase. After 2006, OPTA may again seek approval from the European Commission to maintain or expand its regulatory powers in this retail market. Adverse outcomes from future regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 20 to our consolidated financial statements.
France. France’s revenue increased $200,814,000 during 2005, as compared to 2004. The effect of the July 1, 2004 Noos acquisition accounted for $180,734,000 of the 2005 increase. Excluding the increase associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $20,198,000 or 6.5% during 2005, as compared to 2004. The majority of the local currency increase is attributable to increases in the average number of broadband Internet, telephony and digital video RGUs during 2005. Higher ARPU resulting primarily from growth in France’s digital video and broadband Internet services also contributed to the increase.
Austria. Austria’s revenue increased 5.1% during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations, Austria’s revenue increased $15,324,000 or 5.0%. This increase is primarily attributable to increases in the average number of broadband Internet RGUs during 2005. A slight increase in ARPU also contributed to the increase during 2005. The increase in ARPU reflects the net effect of (i) higher ARPU associated with rate increases in January 2005 for analog video services, (ii) lower ARPU from broadband Internet services reflecting competitive factors and an increase in the proportion of subscribers selecting lower tiered products and (iii) a decrease in ARPU from digital video services, due primarily to increased competition.
Other Western Europe. Other Western Europe’s revenue increased $146,988,000 during 2005, as compared to 2004. The effects of the Chorus and NTL Ireland acquisitions accounted for $136,317,000 of such increase. Excluding the increases associated with these transactions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $12,127,000 or 7.0% during 2005, as compared to 2004. The increase during 2005 is due primarily to an increase in ARPU and, to a somewhat lesser extent, increases in the average number of broadband Internet and digital video RGUs. The increase in ARPU is primarily due to increases in the proportion of video subscribers selecting the digital product.
Hungary. Hungary’s revenue increased 29.6% during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations, such increase was $60,228,000 or 27.7%. The majority of this increase is attributable to higher ARPU, due primarily to rate increases in January 2005 for video services. Increases in the average number of broadband Internet, telephony and DTH RGUs and, to a lesser extent, analog RGUs, also contributed significantly to the increase during 2005. The increase in telephony RGUs was primarily driven by VoIP telephony sales. Approximately one fifth of the overall local currency increase during 2005 relates to growth in the comparatively low margin telephony transit service business. Due to the expiration of the contract for telephony transit service this revenue may not recur in 2006.
Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $118,496,000 during 2005, as compared to 2004. The effects of the Telemach and Astral acquisitions and another less significant acquisition accounted for $54,658,000 of such increase. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $35,036,000 or 13.9% during 2005, as compared to 2004. The majority of the increase is attributable to growth in average RGUs. Higher ARPU also contributed significantly to the increase in 2005. The growth in RGUs during 2005 is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.
Japan (J:COM). J:COM’s revenue increased $157,396,000 during 2005, as compared to 2004. The effect of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition accounted for approximately $37,696,000 of such increase. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $165,518,000 or 11.0% during 2005, as compared to 2004. This increase is primarily attributable to increases in the average number of telephony, broadband Internet and video RGUs during 2005, as compared to 2004. The effect of J:COM’s RGU growth was partially offset during 2005 by lower ARPU. The lower ARPU is attributable to the negative effects of a decrease in customer call volumes, an increase in the amount of bundling discounts as a result of a higher number of services per household and lower installation revenue. The negative effects of these factors on ARPU were partially offset by the positive effects of increases in the proportion of subscribers selecting digital video services over analog video services and the higher-speed broadband Internet services over the lower-speed alternatives. The lower installation revenue is primarily attributable to an increase in promotional discounts offered to new customers, partially offset by an increase in the number of installations performed.
Chile (VTR). VTR’s revenue increased $144,210,000 during 2005, as compared to 2004. The estimated effects of the Metrópolis acquisition accounted for approximately $53,972,000 of such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $52,791,000 or 17.6% during 2005, as compared to 2004. This increase is due primarily to growth in the average number of VTR’s broadband Internet, telephony and video RGUs. Higher ARPU also contributed to the increase.

Revenue — Years ended December 31, 2004 and 2003

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2004	2003	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$730,483	$617,488	$112,995	18.3	7.7	7.7
France	312,948	113,842	199,106	174.9	150.2	3.1
Austria	306,479	266,387	40,092	15.1	4.7	4.7
Other Western Europe	174,389	106,962	67,427	63.0	52.4	6.8

Total Western Europe	1,524,299	1,104,679	419,620	38.0	26.0	6.4

Hungary	217,429	165,310	52,119	31.5	18.8	18.8
Other Central and Eastern Europe	252,064	197,108	54,956	27.9	18.6	18.6

Total Central and Eastern Europe	469,493	362,418	107,075	29.5	18.7	18.7

Total Europe (Europe Broadband)	1,993,792	1,467,097	526,695	35.9	24.2	9.4
Japan (J:COM)	1,504,709	1,233,492	271,217	22.0	12.7	12.7
Chile (VTR)	299,951	229,835	70,116	30.5	15.8	15.8
Corporate and other	285,507	263,020	22,487	8.5	3.2	3.2
Intersegment eliminations	(47,361)	(55,169)	7,808	14.2	21.9	21.9

Total LGI before elimination of equity affiliates	4,036,598	3,138,275	898,323
Elimination of equity affiliates	(1,504,709)	(3,029,885)	1,525,176

Total consolidated LGI	$2,531,889	$108,390	$2,423,499

The Netherlands. The Netherlands’ revenue increased 18.3% in 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 7.7%. This increase is primarily attributable to an increase in ARPU, due primarily to higher average rates for video services and the increased penetration of broadband Internet services. These factors were somewhat offset by reduced tariffs for telephony services as lower outbound interconnect rates were passed through to the customer to maintain the product at a competitive level in the market. The average number of RGUs in 2004 was slightly higher than the comparable number in 2003 as increases in broadband Internet and telephony RGUs were largely offset by a decline in video RGUs.
France. France’s revenue increased 174.9% in 2004, as compared to 2003. The effect of the Noos acquisition on July 1, 2004 accounted for $167,524,000 of the increase. Excluding the increase associated with the Noos acquisition and foreign exchange rate fluctuations, France’s revenue increased $3,529,000 or 3.1% during 2004, as compared to 2003. This increase is primarily attributable to an increase in the average RGUs in 2004, as compared to 2003. Video, broadband Internet and telephony services all contributed to this increase. A decrease in the ARPU from telephony services partially offset the positive impact of the RGU increases. The lower telephony revenue is attributable to lower tariffs from telephony services, as lower outbound interconnect rates were passed through to the customer to maintain the service at a competitive level in the market, as well as reduced outbound telephony traffic as more customers migrate from dial-up Internet access to broadband Internet access and migrate from fixed-line telephone usage to cellular phone usage.
Austria. Austria’s revenue increased 15.1% during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 4.7%. This increase is primarily attributable to growth in the average number of RGUs during 2004, as compared to 2003. This subscriber growth is primarily attributable to an increase in broadband Internet service RGUs.
Other Western Europe. Other Western Europe’s revenue increased $67,427,000 during 2004, as compared to 2003. The effects of Chorus accounted for $48,693,000 of such increase. Excluding the increase associated with the Chorus acquisition and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $7,325,000 or 6.8% during 2004, as compared to 2003. This increase is due to increases in both average RGUs and ARPU. Both video and broadband Internet RGUs increased in 2004, as compared to 2003.
Hungary. Hungary’s revenue increased 31.5% during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 18.8%. This increase is due to increases in both the ARPU and the average number of RGUs in 2004, as compared to 2003, which resulted primarily from growth in direct-to-home satellite distribution (DTH) and analog television services and, to a lesser extent, broadband Internet services.
Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased 27.9% during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 18.6%. This increase is due primarily to an increase in the ARPU and the average number of RGUs, which resulted primarily from the continued successful sale of broadband Internet services. An overall increase in the average number of broadband Internet, analog cable and DTH RGUs in 2004, as compared to 2003, also contributed to the increase.
Japan (J:COM). J:COM’s revenue increased $271,217,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 12.7%. The local currency increase is primarily attributable to a significant increase in the average number of RGUs in 2004, as compared to 2003. Most of this RGU increase is attributable to growth within J:COM’s telephony and broadband Internet services. An increase in ARPU also contributed to the increase in local currency revenue. The increase in ARPU is primarily attributable to the full-year effect of cable television service price increases implemented during 2003 and increased penetration of J:COM’s higher-priced broadband Internet service. These factors were somewhat offset by a reduction in the price for one of J:COM’s lower-priced broadband Internet services and a decrease in customer call volumes for J:COM’s telephony service.
Chile (VTR). Chile’s revenue increased $70,116,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was 15.8%. This increase is due primarily to growth in the average number of subscribers to video, broadband Internet and telephony services during 2004, as compared to 2003. This RGU growth is due primarily to improved direct sales, mass marketing initiatives and lower subscriber churn. Chile’s ARPU remained relatively flat from period to period.

Operating Expenses of our Reportable Segments

Operating expenses — Years ended December 31, 2005 and 2004

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2005	2004	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$251,828	$205,802	$46,026	22.4	22.7	22.7
Switzerland	51,631	—	51,631	N.M.	N.M.	—
France	257,569	165,489	92,080	55.6	55.5	0.4
Austria	119,098	115,373	3,725	3.2	3.2	3.2
Other Western Europe	144,134	71,568	72,566	101.4	102.4	2.4

Total Western Europe	824,260	558,232	266,028	47.7	47.9	9.5

Hungary	122,073	93,247	28,826	30.9	29.0	29.0
Other Central and Eastern Europe	145,340	103,255	42,085	40.8	29.9	7.3

Total Central and Eastern Europe	267,413	196,502	70,911	36.1	29.5	17.6

Total Europe (Europe Broadband)	1,091,673	754,734	336,939	44.6	43.1	11.6
Japan (J:COM)	690,127	621,035	69,092	11.1	14.4	11.6
Chile (VTR)	177,543	116,131	61,412	52.9	39.8	14.1
Corporate and other	291,162	216,386	74,776	34.6	35.0	13.9
Intersegment eliminations	(64,990)	(36,758)	(28,232)	(76.8)	(77.4)	(77.4)

Total LGI before elimination of equity affiliates	2,185,515	1,671,528	513,987
Elimination of equity affiliate (J:COM)	—	(621,035)	621,035

Total consolidated LGI	$2,185,515	$1,050,493	$1,135,022

N.M. — Not Meaningful
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
Europe Broadband. Europe Broadband’s operating expenses increased $336,939,000 during 2005, as compared to 2004. The aggregate effects of the Noos, Cablecom, NTL Ireland, Chorus, Astral and Telemach acquisitions and another less significant acquisition, accounted for $237,744,000 of such increase. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Europe Broadband’s operating expenses increased $87,407,000 or 11.6% during 2005, as compared to 2004, primarily due to the following factors:

•	Increases in direct programming and copyright costs of $34,995,000 during 2005 primarily due to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher intercompany charges from chellomedia for programming and consumer price index rate increases, offset, in part, by the termination of an unfavorable programming contract in May 2005.

•	Increases in interconnect costs of $10,913,000 during 2005, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, France, Hungary, Poland and Romania. A portion of the Hungary increase may not recur in 2006 due to the expiration of Hungary’s telephony transit service contract.

•	Increases in salaries and other staff related costs of $24,100,000 during 2005, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls per subscriber in The Netherlands and elsewhere that the increased proportion of digital video, broadband Internet and telephony subscribers give rise to compared to an analog video subscriber;

•	The Netherlands’ program to migrate subscribers from analog video to digital video services, which was launched in October 2005 and is expected to continue throughout 2006;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in network related expenses of $8,515,000 during 2005, primarily driven by higher costs in The Netherlands and Hungary.

•	Increases in bad debt and collection expenses of $4,896,000 due largely to the significant increase in revenue.

•	Increases in outsourced labor and consultancy fees of $4,000,000 during 2005, driven by projects to increase service levels, network improvements and development of new products in certain of our operations, primarily the launch of mass-market digital service in The Netherlands.
Japan (J:COM). J:COM’s operating expenses increased $69,092,000 during 2005, as compared to 2004. The effects of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition accounted for approximately $16,890,000 of such increase. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s operating expenses increased $72,040,000 or 11.6% during 2005, as compared to 2004. This increase primarily is due to increases of (i) $23,708,000 in salaries and other staff related costs as a result of increased staffing levels; (ii) $22,814,000 in programming and related costs as a result of growth in the number of digital video customers; and (iii) $10,988,000 in telephony interconnect costs due primarily to growth in telephony customers. Increases in network operating expenses, maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network and the effects of other individually insignificant items accounted for the remaining increase.
Chile (VTR). VTR’s operating expenses increased $61,412,000 during 2005, as compared to 2004. The estimated effects of the Metrópolis acquisition accounted for approximately $29,834,000 of such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $16,374,000 or 14.1% during 2005, as compared to 2004. This increase, which is primarily attributable to growth in VTR’s subscriber base, includes (i) increases in labor and other staff related costs; (ii) increases in local and cellular access charges, due primarily to an increase in customer traffic, and in the case of local access charges, an increase in rates and (iii) increases in technical service and maintenance costs.

Operating expenses — Years ended December 31, 2004 and 2003

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2004	2003	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$205,802	$204,186	$1,616	0.8	(8.5)	(8.5)
France	165,489	64,676	100,813	155.9	132.4	3.7
Austria	115,373	100,720	14,653	14.5	4.0	4.0
Other Western Europe	71,568	36,505	35,063	96.0	84.8	9.6

Total Western Europe	558,232	406,087	152,145	37.5	25.4	(1.8)

Hungary	93,247	73,800	19,447	26.4	13.8	13.8
Other Central and Eastern Europe	103,255	83,529	19,726	23.6	14.4	14.4

Total Central and Eastern Europe	196,502	157,329	39,173	24.9	14.1	14.1

Total Europe (Europe Broadband)	754,734	563,416	191,318	34.0	22.3	2.6
Japan (J:COM)	621,035	542,242	78,793	14.5	5.7	5.7
Chile (VTR)	116,131	96,965	19,166	19.8	5.9	5.9
Corporate and other	216,386	189,681	26,705	14.1	7.2	7.2
Intersegment eliminations	(36,758)	(45,505)	8,747	19.2	26.6	26.6

Total LGI before elimination of equity affiliates	1,671,528	1,346,799	324,729
Elimination of equity affiliates	(621,035)	(1,284,023)	662,988

Total consolidated LGI	$1,050,493	$62,776	$987,717

Europe Broadband. Europe Broadband’s operating expenses increased $191,318,000 during 2004, as compared to 2003. The aggregate effects of the Noos and Chorus acquisitions accounted for $110,661,000 of such increase. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Europe Broadband’s operating expenses increased $14,830,000 or 2.6% during 2004, as compared to 2003, primarily due to the following factors:

•	an increase in customer operation expenses as a result of higher numbers of new and reconnecting subscribers during 2004, as compared to 2003. This higher activity level required Europe Broadband to hire additional staff and use outsourced contractors;

•	an increase in direct programming costs related to subscriber growth and, in certain markets, an increase in channels on the analog and digital platforms;

•	a decrease due to net cost reductions across network operations, customer care and billing and collection activities. These reductions were due to improved cost controls across all aspects of the business, including more effective procurement of support services, lower billing and collections charges, with bad debt charges in particular reduced in The Netherlands, and the increased operational leverage of the business;

•	an increase in intercompany costs for broadband Internet services under the revenue sharing agreement between Europe Broadband and chellomedia;

•	a decrease related to reduced telephony direct costs in 2004, as compared to 2003, primarily due to decreases in outbound interconnect rates;

•	an increase due to annual wage increases; and

•	a decrease due to cost savings in The Netherlands resulting from a restructuring plan implemented in the second quarter of 2004 whereby the management structure was changed from a three-region model to a centralized management organization.
Japan (J:COM). J:COM’s operating expenses increased $78,793,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was $30,908,000 or 5.7%. These local currency increases primarily are due to an increase in programming costs as a result of subscriber growth and improved service offerings. Increases in network maintenance and technical support costs associated with the expansion of J:COM’s network also contributed to the increases.
Chile (VTR). VTR’s operating expenses increased $19,166,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was $5,721,000 or 5.9%. The local currency increase primarily is due to increases in (i) domestic and international access charges, (ii) programming costs, and (iii) the cost of maintenance and technical services. Such increased costs were largely driven by RGU growth.

SG&A Expenses of our Reportable Segments

SG&A expenses — Years ended December 31, 2005 and 2004

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2005	2004	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$168,182	$148,943	$19,239	12.9	12.9	12.9
Switzerland	26,922	—	26,922	N.M.	N.M.	—
France	158,946	101,685	57,261	56.3	56.8	6.1
Austria	65,851	68,799	(2,948)	(4.3)	(4.1)	(4.1)
Other Western Europe	66,075	39,141	26,934	68.8	70.0	9.5

Total Western Europe	485,976	358,568	127,408	35.5	35.8	7.3

Hungary	51,256	41,727	9,529	22.8	21.7	21.7
Other Central and Eastern Europe	77,950	54,331	23,619	43.5	32.6	15.6

Total Central and Eastern Europe	129,206	96,058	33,148	34.5	27.8	18.3

Total Europe (Europe Broadband)	615,182	454,626	160,556	35.3	34.1	9.6
Japan (J:COM)	335,681	294,077	41,604	14.1	17.3	13.0
Chile (VTR)	115,168	75,068	40,100	53.4	40.3	18.9
Corporate and other	139,063	120,518	18,545	15.4	16.6	13.4
Inter-segment eliminations	(10,122)	(10,603)	481	4.5	4.8	4.8

Total LGI before elimination of equity affiliates	1,194,972	933,686	261,286
Elimination of equity affiliate (J:COM)	—	(294,077)	294,077

Total consolidated LGI	$1,194,972	$639,609	$555,363

N.M. — Not Meaningful
General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.

Europe Broadband. Europe Broadband’s SG&A expenses increased $160,556,000 during 2005, as compared to 2004. The aggregate effects of the Noos, Cablecom, NTL Ireland, Chorus, Astral, and Telemach acquisitions, and another less significant acquisition, accounted for $111,405,000 of such increase. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Europe Broadband’s SG&A expenses increased $43,816,000 or 9.6% during 2005, as compared to 2004, primarily due to:

•	Increases in sales and marketing expenses and commissions of $28,320,000 during 2005, reflecting the cost of marketing campaigns designed to promote RGU growth, and support the growth of VoIP telephony services, and the launch of mass-market digital video services in The Netherlands. An increase in the number of gross subscriber additions for broadband Internet and telephony services, particularly in The Netherlands, also contributed to the increase.

•	Increases in salaries and other staff related costs of $8,243,000 during 2005, reflecting increased staffing levels, particularly in The Netherlands, in sales and marketing and information technology functions, as well as annual wage increases.

•	Increase in outsourced labor and consultancy cost of $7,083,000 during 2005, reflecting the development of new products in certain of our operations, primarily the launch of mass-market digital service in The Netherlands.
The increase in Europe Broadband’s SG&A expenses were partially offset by decreases in certain SG&A expenses, primarily the decrease of audit and legal expenses of $9,604,000 reflecting the conclusion of certain litigation and lower fees attributable to our internal controls attestation process.
Japan (J:COM). J:COM’s SG&A expenses increased $41,604,000 during 2005, as compared to 2004. The effects of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition accounted for approximately $12,660,000 of such increase. Excluding the increase associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $38,230,000 or 13.0% during 2005, as compared to 2004. This increase primarily is attributable to increases in labor and related overhead costs associated with an increase in the scope of J:COM’s business. The increase also reflects higher marketing, advertising and promotional costs, including costs incurred in connection with J:COM’s rebranding initiative during the first half of 2005.
Chile (VTR). VTR’s SG&A expenses increased $40,100,000 during 2005, as compared to 2004. The estimated effects of the Metrópolis acquisition accounted for approximately $16,057,000 of such increase. Excluding the increase associated with the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $14,188,000 or 18.9% during 2005, as compared to 2004. This increase, which is largely attributable to growth in VTR’s subscriber base, reflects increases in labor and related costs and in sales commissions.

SG&A expenses — Years ended December 31, 2004 and 2003

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2004	2003	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$148,943	$126,357	$22,586	17.9	7.0	7.0
France	101,685	37,231	64,454	173.1	147.9	9.5
Austria	68,799	57,714	11,085	19.2	8.2	8.2
Other Western Europe	39,141	24,254	14,887	61.4	50.0	10.7

Total Western Europe	358,568	245,556	113,012	46.0	32.9	8.0

Hungary	41,727	31,029	10,698	34.5	21.0	21.0
Other Central and Eastern Europe	54,331	46,917	7,414	15.8	7.0	7.0

Total Central and Eastern Europe	96,058	77,946	18,112	23.2	12.6	12.6

Total Europe (Europe Broadband)	454,626	323,502	131,124	40.5	28.0	9.1
Japan (J:COM)	294,077	262,932	31,145	11.8	3.5	3.5
Chile (VTR)	75,068	62,919	12,149	19.3	6.3	6.3
Corporate and other	120,518	111,693	8,825	7.9	1.6	1.6
Intersegment eliminations	(10,603)	(9,664)	(939)	(9.7)	(0.8)	(0.8)

Total LGI before elimination of equity affiliates	933,686	751,382	182,304
Elimination of equity affiliates	(294,077)	(723,515)	429,438

Total consolidated LGI	$639,609	$27,867	$611,742

Europe Broadband. Europe Broadband’s SG&A expenses increased $131,124,000 during 2004, as compared to 2003. The aggregate effects of the Noos and Chorus acquisitions accounted for $61,061,000 of such increase. Excluding the increases associated with these acquisitions and foreign exchange rate fluctuations, Europe Broadband’s SG&A expenses increased $29,521,000, or 9.1% during 2004, as compared to 2003, primarily due to:

•	an increase in marketing expenditures to support subscriber growth and new digital programming services, particularly in The Netherlands;

•	annual wage increases; and

•	increased consulting and other information technology support costs associated with the implementation of new customer care systems in several countries and a subscriber management system in Austria.
These increases were partially offset by continuing cost control across all aspects of the business and cost savings resulting from The Netherlands’ restructuring that was implemented during the second quarter of 2004.
Japan (J:COM). J:COM’s SG&A expenses increased $31,145,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was $9,203,000 or 3.5% during 2004, as compared to 2003. This local currency increase primarily is attributable to the net effect of (i) increased labor and other overhead costs associated primarily with increases in J:COM’s RGUs, and (ii) reduced marketing personnel and advertising and promotion expenses.
Chile (VTR). VTR’s SG&A expenses increased $12,149,000 during 2004, as compared to 2003. Excluding the effects of foreign exchange rate fluctuations, such increase was $3,964,000 or 6.3%. The local currency increase primarily is due to (i) an increase in commissions as a result of subscriber growth, (ii) an increase in marketing costs in response to increased competition, (iii) annual wage increases, and (iv) higher legal, accounting and other professional advisory fees due in part to the initiation of our internal controls attestation process. The impact of the foregoing items was partially offset by a one-time credit of $4,695,000 in December 2004 for the reversal of accrued withholding tax as a result of the forgiveness of management fees payable to UGC.

Operating Cash Flow of our Reportable Segments
Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 21 to our consolidated financial statements. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow — Years ended December 31, 2005 and 2004

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2005	2004	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$360,924	$375,738	$(14,814)	(3.9)	(4.2)	(4.2)
Switzerland	43,525	—	43,525	N.M.	N.M.	—
France	97,247	45,774	51,473	112.5	111.4	28.8
Austria	137,247	122,307	14,940	12.2	11.9	11.9
Other Western Europe	111,168	63,680	47,488	74.6	74.9	10.5

Total Western Europe	750,111	607,499	142,612	23.5	23.2	3.1

Hungary	108,378	82,455	25,923	31.4	29.1	29.1
Other Central and Eastern Europe	147,270	94,478	52,792	55.9	43.5	20.1

Total Central and Eastern Europe	255,648	176,933	78,715	44.5	36.8	24.3

Total Europe (Europe Broadband)	1,005,759	784,432	221,327	28.2	26.3	7.9
Japan (J:COM)	636,297	589,597	46,700	7.9	10.7	9.3
Chile (VTR)	151,450	108,752	42,698	39.3	27.7	20.3
Corporate and other	(22,661)	(51,397)	28,736	55.9	55.3	26.6

Total LGI before elimination of equity affiliates	1,770,845	1,431,384	339,461
Elimination of equity affiliate (J:COM)	—	(589,597)	589,597

Total	$1,770,845	$841,787	$929,058

N.M. — Not Meaningful
On a local currency basis, Europe Broadband and VTR, and to a lesser extent, J:COM experienced declines in their respective 2005 operating cash flow margins (operating cash flow divided by revenue). We expect that Europe Broadband’s overall operating cash flow margins will improve slightly in 2006 as the positive effects of (i) cost reductions and efficiencies resulting from the integration of our 2005 acquisitions and (ii) higher utilization of customer fulfillment and billing platforms are expected to more than offset the negative effects of (i) increased direct costs associated with new voice and digital video customers, (ii) higher customer acquisition costs associated with RGU growth and (iii) the continuing effects of increased competition. In The Netherlands, our program to migrate subscribers from analog to digital video services, our ongoing launch of VoIP, and competitive factors are expected to adversely impact operating cash flow margins during 2006. J:COM management expects that J:COM’s operating cash flow margin will be somewhat negatively impacted by (i) increased programming costs related to increased high definition television content and anticipated increases in digital video subscribers, (ii) the negative initial impact on margins of recent acquisitions, and (iii) costs associated with new initiatives. In Chile, we expect that operating cash flow margins will improve somewhat in 2006 if we are able to continue to achieve efficiencies and cost reductions from the integration of the operations of VTR and Metrópolis. No assurance can be given that our expectations with respect to operating cash flow margins will not vary from actual results. For additional discussion of the factors contributing to the changes in operating cash flow of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses.

Operating Cash Flow — Years ended December 31, 2004 and 2003

					Increase (decrease)
					excluding

	Year Ended December 31,		Increase (decrease)			FX and
						acquisitions
	2004	2003	$	%	FX %	%

	amounts in thousands, except % amounts
Europe (Europe Broadband)
The Netherlands	$375,738	$286,945	$88,793	30.9	19.5	19.5
France	45,774	11,935	33,839	283.5	255.5	(21.0)
Austria	122,307	107,953	14,354	13.3	3.5	3.5
Other Western Europe	63,680	46,203	17,477	37.8	28.0	2.6

Total Western Europe	607,499	453,036	154,463	34.1	22.8	12.9

Hungary	82,455	60,481	21,974	36.3	23.8	23.8
Other Central and Eastern Europe	94,478	66,662	27,816	41.7	31.8	31.8

Total Central and Eastern Europe	176,933	127,143	49,790	39.2	28.0	28.0

Total Europe (Europe Broadband)	784,432	580,179	204,253	35.2	23.9	16.2
Japan (J:COM)	589,597	428,318	161,279	37.7	27.2	27.2
Chile (VTR)	108,752	69,951	38,801	55.5	38.0	38.0
Corporate and other	(51,397)	(38,354)	(13,043)	(34.0)	(17.7)	(17.7)

Total LGI before elimination of equity affiliates	1,431,384	1,040,094	391,290
Elimination of equity affiliates	(589,597)	(1,022,347)	432,750

Total	$841,787	$17,747	$824,040

Discussion and Analysis of our Historical Operating Results

Years ended December 31, 2005 and 2004

General
As noted above, the effects of our January 1, 2005 consolidation of Super Media/ J:COM, and acquisitions have affected the comparability of our results of operations during 2005 and 2004. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during 2005, as compared to 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue
Our total consolidated revenue increased $2,619,443,000 during 2005, as compared to 2004. The effects of acquisitions and the consolidation of Super Media/ J:COM accounted for $2,274,023,000 of such increase. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $277,312,000 or 11.0% during 2005, as compared to 2004. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
Our total consolidated operating expense increased $1,135,022,000 during 2005, as compared to 2004. The effects of acquisitions and the consolidation of Super Media/ J:COM accounted for $1,003,367,000 of such increase. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $105,315,000 or 10.0% during 2005, as compared to 2004. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) interconnect costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense
Our total consolidated SG&A expense increased $555,363,000 during 2005, as compared to 2004. The effects of acquisitions and the consolidation of Super Media/ J:COM accounted for $466,971,000 of such increase. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $74,631,000 or 11.7% during 2005, as compared to 2004. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs and launch new product initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense
A summary of our stock-based compensation expense is set forth below:

	Year Ended December 31,

	2005	2004

	amounts in thousands
LGI common stock	$29,011	$135,455
J:COM common stock	23,147	7,221
Other	7,073	—

Total	$59,231	$142,676

We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM pursuant to its stock compensation plans, and amounts recorded by LGI with respect to LGI’s subsidiary stock plan pursuant to which certain LGI officers have an indirect interest in J:COM. As a result of adjustments to certain terms of the former UGC and LMI stock incentive awards in connection with (i) their respective rights offerings in February 2004 and July 2004 and (ii) the LGI Combination in June 2005, most of the LGI stock incentive awards outstanding at December 31, 2005 are accounted for as variable-plan awards. The stock-based compensation expense for 2004 includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting as a result of modifications to the terms of UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during 2005 are largely a function of changes in the market price of the underlying common stock. The increase in J:COM stock-based compensation expense is primarily attributable to an increase in J:COM’s stock price since its IPO in March 2005. Due to the use of variable-plan accounting for most of the outstanding LGI and J:COM stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment in future periods based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised. For additional information concerning stock-based compensation, see notes 3 and 14 to our consolidated financial statements.

Depreciation and amortization
Our total consolidated depreciation and amortization expense increased $539,115,000 during 2005, as compared to 2004. The effects of the consolidation of Super Media/ J:COM, acquisitions and the LGI Combination accounted for $636,031,000 of such increase. Excluding the effect of these transactions and foreign exchange rate fluctuations, depreciation and amortization expense decreased $102,240,000 or 11.2% during 2005, as compared to 2004. This decrease is due primarily to (i) the impact of certain of Europe Broadband’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of Europe Broadband’s acceleration of the depreciation of certain customer premise equipment that was targeted for replacement.

Impairment of long-lived assets
We incurred impairment charges of $8,320,000 and $69,353,000 during 2005 and 2004, respectively. The 2005 amount includes a $7,550,000 impairment charge to reduce the carrying value of the intangible asset associated with our franchise rights in Puerto Rico to its estimated fair value of $155,900,000. The 2004 amount includes (i) a $26,000,000 impairment charge as a result of our assessment of the recoverability of enterprise level goodwill that was associated with one of our consolidated subsidiaries, (ii) a $16,623,000 impairment charge recorded by UGC to write-down the long-lived assets of certain telecommunications operations in Europe, (iii) $10,955,000 related to the write-down of certain of Europe Broadband’s tangible fixed assets in The Netherlands, and (iv) other less significant charges.

Restructuring and other operating charges (credits), net
We incurred restructuring and other operating charges (credits) of $(2,753,000) and $28,901,000 during 2005 and 2004, respectively. The 2004 amount includes $21,660,000 related to the restructuring of Europe Broadband’s operations in The Netherlands. The 2005 amount includes (i) a $7,709,000 reversal of the reserve recorded by The Netherlands during 2004 due to our 2005 decision to reoccupy a building and (ii) other individually insignificant amounts. For additional information, see note 17 to our consolidated financial statements.

Interest expense
Our total consolidated interest expense increased $147,146,000 during 2005, as compared to 2004. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $149,502,000 during

2005, as compared to 2004. This increase is primarily attributable to a $5,122,226,000 increase in our outstanding indebtedness during 2005, most of which is attributable to debt incurred or assumed in connection with the Cablecom Acquisition, the consolidation of Super Media/ J:COM and other acquisitions. The increase also includes the net effect of (i) a $35,170,000 increase associated with non-cash interest expense representing the net increase during 2005 in the estimated fair value of certain mandatorily redeemable securities issued by the Investcos, (ii) a $7,790,000 increase in the interest expense incurred during 2005 on the UGC Convertible Notes, which were issued in April 2004, and (iii) a $7,484,000 decrease in interest expense resulting from lower amortization of deferred financing costs, due primarily to debt extinguishments and the application of purchase accounting. Most of the net increase in the estimated fair value of the mandatorily redeemable securities of the Investcos is associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. For additional information concerning Telenet, see note 6 to our consolidated financial statements. An increase in our weighted average interest rate during 2005 also contributed to the overall increase in interest expense.

Interest and dividend income
Our total consolidated interest and dividend income increased $12,155,000 during 2005, as compared to 2004 due primarily to dividends received on shares of ABC Family Worldwide, Inc. Series A preferred stock. We acquired a 99.9% interest in this preferred stock from Liberty Media in connection with the June 2004 spin off. The impact of this increase was partially offset by a decrease in guarantee fees received from J:COM, due primarily to the elimination of most of such guarantees in connection with J:COM’s December 2004 bank refinancing. An increase in the interest earned on our weighted average cash and cash equivalent balances also contributed to the increase.

Share of earnings (losses) of affiliates, net
The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Year Ended December 31,

	2005	2004

	amounts in thousands
Jupiter TV	$27,759	$14,644
Telenet	(33,494)	—
Austar	13,100	976
Mediatti	(6,909)	(2,331)
Metrópolis	(6,782)	(8,355)
Super Media/ J:COM	—	45,092
Other	(16,623)	(11,316)

Total	$(22,949)	$38,710

Our share of earnings (losses) of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $29,187,000 and $25,973,000 during 2005 and 2004, respectively. For additional information, see note 6 to our consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated periods:

	Year Ended December 31,

	2005	2004

	amounts in thousands
Cross-currency and interest rate exchange contracts	$216,022	$(64,097)
Embedded derivatives	69,999	23,032
Foreign exchange contracts	11,682	196
Call and put contracts	8,780	1,713
Total return debt swaps	—	2,384
Other	3,490	997

Total	$309,973	$(35,775)

The increase in the unrealized gains on the UPC Broadband Holding cross currency and interest rate swaps and caps is attributable to the net effect of (i) larger notional amounts in 2005, as compared to 2004, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase, and (iii) market movements with respect to lower interest rates which decreased the market value of the contracts.
The unrealized gains (losses) reported for the embedded derivatives primarily relate to the embedded derivative component of the UGC Convertible Notes and the prepaid forward sale of News Corp. Class A common stock. For additional information, see note 10 to our consolidated financial statements.

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses) are as follows for the indicated periods:

	Year Ended December 31,

	2005	2004

	amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(219,794)	$35,684
Euro denominated debt issued by UGC	64,173	(51,903)
Yen denominated cash held by LGI subsidiary	(33,234)	7,408
Euro denominated cash held by UGC	(16,668)	26,192
Intercompany notes denominated in a currency other than the entities’ functional currency	(10,644)	46,206
Euro denominated debt issued by European subsidiary	10,539	—
Repayment of yen denominated shareholder loans(1)	—	56,061
Other	(3,772)	(2,134)

Total	$(209,400)	$117,514

(1)	On December 21, 2004, we received cash proceeds of ¥43,809 million ($420,188,000 on December 21, 2004) in connection with the repayment by J:COM and another affiliate of all principal and interest due to our company pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations the foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings (loss).

Gain on exchange of investment securities
We recognized a pre-tax gain aggregating $178,818,000 during 2004 on exchanges of investment securities including a $168,301,000 gain which is attributable to the July 19, 2004 conversion of our investment in Telewest Communications plc Senior Notes and Senior Discount Notes into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. This gain represents the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes.

Other-than-temporary-declines in fair value of investments
We recognized other-than-temporary declines in fair values of investments of $3,403,000 and $18,542,000 during 2005 and 2004, respectively. The 2005 amount represents the excess of the carrying cost over the fair value of ABC Family preferred stock held by us at December 31, 2005. The 2004 amount includes $12,429,000 representing the excess of the carrying cost over the fair value of the Telewest shares held by us at December 31, 2004.

Gains (losses) on extinguishment of debt
We recognized a gain (loss) on extinguishment of debt of ($33,700,000) and $27,977,000 during 2005 and 2004, respectively. The 2005 loss includes (i) a $21,066,000 write-off of unamortized deferred financing costs in connection with the December 2005 refinancing of the J:COM Credit Facility, and (ii) a $11,980,000 write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31,916,000 gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.

Gains on disposition of non-operating assets, net
We recognized gains on disposition of non-operating assets, net, of $115,169,000 and $43,714,000 during 2005 and 2004, respectively. The 2005 amount includes (i) a $89,069,000 gain in connection with the November 2005 disposition of our 19% ownership interest in SBS, (ii) a $62,678,000 loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (iii) a $40,527,000 gain recognized in connection with the February 2005 sale of our Subscription Right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iv) a $28,186,000 gain on the January 2005 sale of UGC’s investment in EWT, and (v) a $17,261,000 gain on the June 2005 sale of our investment in The Wireless Group plc. The 2004 amount includes (i) a $37,174,000 gain on the sale of News Corp. Class A common stock, (ii) a $25,256,000 gain in connection with our April 2004 contribution of certain equity interests to Jupiter TV, (iii) a $16,407,000 net loss on the disposition of 18,417,883 Telewest shares, (iv) a $10,000,000 loss on the sale of Sky Multi-Country, and (v) a $6,878,000 gain associated with the redemption of our investment in certain bonds.

Income tax benefit (expense)
We recognized income tax benefit (expense) of ($29,849,000) and $13,800,000 during 2005 and 2004, respectively. The tax expense for 2005 differs from the expected tax expense of $17,778,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, (ii) the reduction of deferred tax assets in The Netherlands due to an enacted tax law change, (iii) an increase due to the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate, and (iv) the tax effect of state and foreign taxes for our operations, including a net increase in deferred tax expense recorded for the increase in the estimated blended state tax rate used to compute our net U.S. deferred tax liabilities due to inclusion of UGC in the U.S. consolidated tax return. The items mentioned above are offset by (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) losses recognized on dispositions of consolidated investments for which no deferred taxes were historically provided, and (iii) a net decrease in our valuation allowance established against deferred tax assets, including a tax benefit of ¥7,539 million ($68,655,000 at the average rate for the period) recognized in 2005 associated with the release of valuation allowances by J:COM, that is largely offset by the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets. The tax expense for 2004 differs from the expected tax benefit of $66,932,000 (based on the U.S. federal 35% income tax rate) primarily due to the reduction of UGC’s deferred tax assets as a result of tax rate reductions in The Netherlands, France, the Czech Republic, and Austria. For additional information, see note 12 to our consolidated financial statements.

Years ended December 31, 2004 and 2003
As noted above, the comparability of our 2004 and 2003 operating results were significantly affected by the January 1, 2004 consolidation of UGC. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above. Unless otherwise indicated below, the significant increases in our revenue and expenses during 2004, as compared to 2003, are attributable to the consolidation of UGC.

Stock-based compensation charges
We incurred stock-based compensation expense of $142,676,000 and $4,088,000 during 2004 and 2003, respectively. The 2004 amount, which includes $116,661,000 of compensation expense related to stock incentive awards issued by UGC, was primarily a function of higher UGC and LMI stock prices, changes from fixed-plan to variable-plan accounting and additional vesting of stock incentive awards. As a result of adjustments to certain terms of the former UGC and LMI stock incentive awards that were outstanding at the time of their respective rights offerings in February 2004 and July 2004, most of the UGC and LMI stock incentive awards outstanding at December 31, 2004 were accounted for as variable-plan awards. A $50,409,000 first quarter 2004 charge was recorded by UGC to reflect a change from fixed-plan accounting to variable-plan accounting in connection with UGC’s February 2004 rights offering.

Interest and dividend income
Interest and dividend income increased $40,620,000 during 2004, as compared to 2003. The increase includes $23,823,000 that is attributable to the January 1, 2004 consolidation of UGC. The remaining increase is primarily attributable to dividend income on the ABC Family preferred stock, a 99.9% interest in which was contributed by Liberty Media to our company in connection with the spin off.

Share of earnings of affiliates, net
Our share of earnings of affiliates increased $24,971,000 during 2004, as compared to 2003. Such increase primarily is attributable to increases in our share of the net earnings of J:COM and, to a lesser extent, Jupiter TV. Such increases were partially offset by write-downs of our investments in Torneos y Competencias S.A. and another entity that distributes programming in Latin America to reflect other-than-temporary declines in the fair values of these investments. The increase in J:COM’s net earnings is primarily attributable to revenue growth due to increases in the subscribers to J:COM’s telephony, Internet and video services. For additional discussion of J:COM’s operating results, see Discussion and Analysis of Reportable Segments above. During 2003, we did not recognize our share of UGC’s losses as our investment in UGC previously had been reduced to zero and we had no commitment to make additional investments in UGC. For additional information, see note 6 to our consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments are as follows:

	Year Ended December 31,

	2004	2003

	amounts in thousands
Cross-currency and interest rate exchange contracts	$(64,097)	$—
Embedded derivatives	23,032	—
Total return debt swaps	2,384	37,804
Call and put contracts	1,713	—
Foreign exchange contracts	196	(22,626)
Other	997	(2,416)

Total	$(35,775)	$12,762

For additional information concerning our derivative instruments, see note 8 to our consolidated financial statements.

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses) are as follows:

	Year Ended December 31,

	2004	2003

	amounts in thousands
Repayment of yen denominated shareholder loans	$56,061	$—
Euro denominated debt issued by UGC	(51,903)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	46,206	—
U.S. dollar debt issued by our European subsidiaries	35,684	—
Euro denominated cash held by UGC	26,192	—
Yen denominated cash held by LGI subsidiary	7,408	—
Other	(2,134)	5,412

Total	$117,514	$5,412

Income tax benefit (expense)
We recognized income tax benefit (expense) of $13,800,000 and ($27,975,000) during 2004 and 2003, respectively. The 2004 tax benefit differs from the expected tax benefit of $66,932,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains in certain jurisdictions not recognized for financial reporting purposes, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments; (iii) a net increase in UGC’s valuation allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions, and (iv) the reduction of UGC’s deferred tax assets as a result of tax rate reductions in The Netherlands, France, the Czech Republic, and Austria. Certain of the released valuation allowances were related to deferred tax assets that were recorded in purchase accounting and accordingly, such valuation allowances were reversed against goodwill. The items mentioned above were partially offset by (i) the recognition of tax losses or deferred tax assets for the sale of investments or subsidiaries, as well as certain permanent differences between financial and tax accounting treatment of other items associated with investments in subsidiaries, (ii) a deferred tax benefit that we recorded during the third quarter of 2004 to reflect a reduction in the estimated blended state tax rate used to compute our net deferred tax liabilities; such reduction represents a change in estimate that resulted from our re-evaluation of this rate upon our becoming a separate tax paying entity in connection with the spin off, and (iii) the reversal of a deferred tax liability originally recorded for a gain on extinguishment of debt in a 2002 merger transaction as a result of the emergence of Old UGC from bankruptcy in November 2004. The difference between the actual tax expense and the expected tax expense of $17,111,000 (based on the U.S. Federal 35% income tax rate) during 2003 is primarily attributable to foreign, state and local taxes. For additional details, see note 12 to our consolidated financial statements.
Liquidity and Capital Resources

Sources and Uses of Cash
Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally do not expect to access the resources of our operating subsidiaries or business affiliates. Moreover, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding and Cablecom Luxembourg, restrict our ability to access the assets of these subsidiaries. In light of these factors, we and each of our operating subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, we discuss separately below our corporate level and our subsidiary level current and future liquidity.

Corporate Liquidity
The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2005 are set forth in the following table (amounts in thousands):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$660,763
Europe Broadband:
UPC Holding	14,556
UPC Broadband Holding and its unrestricted subsidiaries	48,154
Cablecom Luxembourg and its unrestricted subsidiaries	85,479
J:COM	299,140
VTR	41,263
Other operating subsidiaries	52,845

Total cash and cash equivalents	$1,202,200

The cash and cash equivalent balances of $660,763,000 held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2005. Our remaining unrestricted cash and cash equivalents of $541,437,000 at December 31, 2005 were held by our operating subsidiaries as set forth in the table above. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
The primary uses of cash held by LGI and its non-operating subsidiaries have historically been investments in affiliates and acquisitions of consolidated businesses. We intend to continue expanding our portfolio of international broadband and programming assets. Accordingly, our future cash needs are expected to include funding for acquisitions of consolidated business, additional investments in and loans to existing affiliates, funding new investment opportunities, and funding our corporate general and administrative expenses and interest payments on the UGC Convertible Notes.

UGC has issued €500.0 million ($591.6 million) principal amount of 1 3/4% euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 10 to our consolidated financial statements.
On June 20, 2005, we announced the authorization of a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A common stock and LGI Series C common stock. Through December 31, 2005, we have repurchased 2,048,231 and 1,455,859 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $78,893,000. Subsequent to December 31, 2005, we repurchased 2,698,558 and 1,504,311 additional shares of LGI Series A common stock and Series C common stock, respectively, for aggregate cash consideration of $89,357,000. In addition, on March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. These stock repurchase programs may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions. These programs may be suspended or discontinued at any time. For information concerning certain call agreements that we have entered into in connection with our stock repurchase activities, see Quantitative and Qualitative Disclosures about Market Risk below.
In connection with the closing of the LGI Combination, we issued 65,694,765 shares of each of LGI Series A common stock and LGI Series C common stock (including 2,067,786 of each series of stock that were issued to subsidiaries of UGC) and paid cash consideration of $703,535,000 (including direct acquisition costs of $9,018,000) to acquire the shares of UGC common stock that we did not already own. For additional information concerning the LGI Combination, see note 5 to our consolidated financial statements.
In August 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock. In consideration for entering into the forward contract, we received approximately $75 million. For additional information, see note 10 to our consolidated financial statements.
We believe that our current sources of liquidity are sufficient to meet our known liquidity and capital needs through 2006. However, in the event that a major investment or acquisition opportunity were to arise, we expect that we would be required to seek additional capital in order to consummate any such transaction.
As noted above, we began consolidating Super Media/ J:COM effective January 1, 2005. The consolidation of Super Media/ J:COM did not have a material impact on our liquidity or capital resources as both our company and J:COM have continued to separately assess and finance our respective liquidity needs. See separate discussion of the liquidity and capital resources of J:COM below.

Subsidiary Liquidity
Europe Broadband (UPC Holding and LG Switzerland). As detailed in the table above, UPC Holding, LG Switzerland and their consolidated subsidiaries held aggregate cash balances of $148,189,000 at December 31, 2005. In addition to its cash and cash equivalents, Europe Broadband’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
At December 31, 2005, Europe Broadband’s debt included debt of UPC Broadband Holding, UPC Holding, LG Switzerland and Cablecom Luxembourg. The debt of UPC Broadband Holding includes outstanding euro denominated borrowings under four Facilities of the UPC Broadband Holding Bank Facility aggregating $2,277,837,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000. Two additional euro denominated Facilities (Facility A and Facility I) under the UPC Broadband Holding Bank Facility can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the December 31, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities was approximately €229 million ($271 million), subject to the completion of UPC Holding’s fourth quarter bank reporting requirements. On January 24, 2006, a portion of the proceeds from the sale of UPC Norway of approximately €175 million ($214 million at the transaction date) were applied toward the prepayment of Facility I. The amount repaid may be reborrowed subject to covenant compliance.
On July 29, 2005, UPC Holding issued €500 million ($607 million at the borrowing date) principal amount of 7.75% Senior Notes.
On October 24, 2005, LG Switzerland completed the purchase of all of the issued share capital of Cablecom, the parent company of a Swiss cable operator, for a cash purchase price before direct acquisition costs of CHF2.826 billion ($2.212 billion at the transaction date). The Cablecom Acquisition was funded through a combination of (i) a €550 million ($667 million at the borrowing date), 9.5 year split-coupon floating rate PIK Loan entered into by LG Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8.625% Senior Notes due 2014 by UPC Holding, a sister corporation of LG Switzerland and (iii) available cash on hand. At the acquisition date, Cablecom reported outstanding debt of CHF1.7 billion ($1.4 billion at the transaction date), including CHF1.278 billion ($998 million at the transaction date) principal amount of the Cablecom Luxembourg Senior Notes.
On December 5, 2005, Cablecom Luxembourg and Cablecom GmbH entered into the Cablecom Luxembourg Bank Facility with certain banks and financial institution lenders. The Cablecom Luxembourg Bank Facility provides the terms and conditions upon which (i) the lenders have made available to Cablecom Luxembourg two term loans (Facility A and Facility B) in an aggregate principle amount not to exceed CHF1.330 billion ($1.011 billion) and (ii) the revolving lenders under Cablecom GmbH’s Existing Revolving Credit Facility have agreed to make available to Cablecom GmbH and certain of its subsidiaries a revolving credit facility in an aggregate principal amount not to exceed CHF150 million ($114 million) in replacement of the Existing Revolving Facility. Borrowing availability under the revolving credit facility is subject to covenant compliance. As discussed below, Facility A was partly drawn in December 2005 and both Facility A and Facility B were fully drawn subsequent to December 31, 2005.
In connection with the Cablecom Acquisition, under the terms of the Indentures for the Cablecom Luxembourg Senior Notes, Cablecom Luxembourg was required to effect the Change of Control Offer for the Cablecom Luxembourg Senior Notes at 101% of their respective principal amounts. Pursuant to the Change of Control Offer, Cablecom Luxembourg on December 8, 2005 used CHF268,711,000 of proceeds from the Facility A term loan under the Cablecom Luxembourg Bank Facility to (i) purchase CHF132,983,000 ($101,719,000 at the transaction date) of the Cablecom Luxembourg Series A CHF Notes, (ii) purchase €42,817,000 ($50,456,000 at the transaction date) of the Cablecom Luxembourg Series A Euro Notes, (iii) purchase €39,984,000 ($47,118,000 at the transaction date) of the Cablecom Luxembourg Series B Euro Notes, and (iv) fund the costs and expenses of the Change of Control Offer. All of the purchase amounts set forth above include principal, call premium and accrued interest.
On January 20, 2006, Cablecom Luxembourg used the remaining availability under the Facility A and Facility B term loans to fund the Redemption of all the Cablecom Luxembourg Floating Rate Notes that were not tendered in the Change of Control Offer.
For additional information concerning the debt of Europe Broadband, see note 10 to our consolidated financial statements.
On October 14, 2005, we completed the acquisition of Astral, a broadband telecommunications operator in Romania for a cash purchase price of $407,074,000, before direct acquisition costs.
On May 9, 2005, we announced that our indirect subsidiary UPC Ireland had signed a sale and purchase agreement to acquire MS Irish Cable subject to regulatory approval. MS Irish Cable acquired NTL Ireland from the NTL Group on May 9, 2005 with funds provided by a loan from UPC Ireland. As we were responsible for all losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, upon the closing of MS Irish Cable’s acquisition of NTL Ireland. On December 12, 2005, following the receipt of regulatory approval, UPC Ireland completed its acquisition of MS Irish Cable. The total purchase consideration for this acquisition was €349,437,000 ($448,796,000 at May 9, 2005), including direct acquisition costs of €16,025,000 ($20,582,000 at the transaction date). For additional information, see note 5 to our consolidated financial statements.
In April 2005, a subsidiary of UPC Broadband Holding exercised the call right acquired in connection with the July 2004 Noos acquisition and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash.
On February 10, 2005, we acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash.
On January 19, 2006, we completed the sale of 100% of UPC Norway, to an unrelated third party for cash proceeds of approximately €448 million ($542 million on January 19, 2006). For additional information, see note 5 to our consolidated financial statements.
For information concerning Europe Broadband’s capital expenditure requirements, see the discussion under Consolidated Cash Flow Statements below.
We believe that Europe Broadband’s current sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, to the extent that we plan to grow Europe Broadband’s business through acquisitions, we expect that Europe Broadband will need additional sources of financing, most likely to come in the form of debt financing and/or corporate cash.
J:COM. At December 31, 2005, J:COM held cash and cash equivalents of $299,140,000 that were denominated in Japanese yen. In addition to its cash and cash equivalents, J:COM’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
On December 15, 2005, J:COM executed a ¥155 billion ($1.314 billion) credit facility agreement with a syndicate of banks led by The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation (the J:COM Credit Facility). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis pursuant to three facilities: a ¥30 billion ($254 million) five-year revolving credit loan (the Revolving Loan); a ¥85 billion ($721 million) five-year amortizing term loan (the Tranche A Term Loan); and a ¥40 billion ($339 million) seven-year amortizing term loan (the Tranche B Term Loan). On December 21, 2005, the proceeds of the term loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1.1 billion at the transaction date) under J:COM’s then existing credit facilities. Borrowings under the revolving loan may be used by J:COM for general corporate purposes.
At December 31, 2005, J:COM’s debt includes Japanese yen denominated borrowings pursuant to the J:COM Credit Facility aggregating approximately ¥125 billion ($1,059,771,000), capital lease obligations aggregating ¥38.5 billion ($326,603,000), and other borrowings aggregating approximately ¥21.603 billion ($183,158,000). At December 31, 2005, J:COM had ¥30 billion ($254,345,000) of borrowing availability pursuant to the J:COM Credit Facility. For additional information concerning J:COM’s debt, see note 10 to our consolidated financial statements.
On September 30, 2005, J:COM paid cash of ¥9,200 million ($81,022,000 at the transaction date) and assumed debt and capital lease obligations of ¥5,480 million ($48,261,000 at the transaction date) to purchase 100% of the outstanding shares of J:COM Setamachi. J:COM immediately repaid ¥3,490 million ($30,735,000 at the transaction date) of the assumed debt. J:COM Setamachi is a broadband communications provider in Japan.
On March 23, 2005, J:COM received net proceeds of ¥82,043 million ($774,283,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79,117,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. J:COM used a portion of the net proceeds received in March 2005 to repay ¥50 billion ($472 million at March 23, 2005) of certain outstanding bank borrowings.

On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at the transaction date) to acquire each entities’ respective interests in Chofu Cable, a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at the transaction date). As a result of this transaction, J:COM acquired an approximate 92% equity interest in Chofu Cable.
For information concerning J:COM’s capital expenditure requirements, see the discussion under Consolidated Cash Flow Statements below.
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
VTR. At December 31, 2005, VTR held cash and cash equivalents of $41,263,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, VTR’s primary source of liquidity is its operating cash flow.
VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility (as amended) totaling CLP175.502 billion ($341,437,000). In July 2005, VTR borrowed CLP14.724 billion ($25,456,000 as of the transaction date) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC. On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of the existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank Facility, raising proceeds of CLP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans and accrued interest owed to our subsidiaries and $10,415,000 to repay a loan and accrued interest owed to CCI. For additional information, see note 10 to our consolidated financial statements.
On April 13, 2005, VTR completed its previously announced combination with Metrópolis, a Chilean broadband communications company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by CCC. As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CCI in the amount of CLP6.067 billion ($10,533,000), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metrópolis included the assumption of $25,773,000 in debt payable to CTC and CLP30.335 billion ($51,773,000 at April 13, 2005) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. The final regulatory approval for the combination, which was obtained in March 2005, imposed certain conditions on the combined entity. The most significant of these conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on 2.0 million homes passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation plus a programming cost escalator.
For information concerning VTR’s capital expenditure requirements, see the discussion under Consolidated Cash Flow Statements below.
We believe that VTR’s existing sources of liquidity are sufficient to meet its known liquidity and capital needs through 2006. However, if VTR were to make a significant acquisition, we believe that VTR may need additional sources of financing, most likely in the form of debt or equity financing or a combination of both.

Other Subsidiaries.
Certain of our consolidated businesses other than Europe Broadband, J:COM and VTR completed transactions that affected our liquidity during 2005.

On December 14, 2005 we paid net cash consideration of A$204,909,000 ($154,952,000 at the transaction date) to increase our indirect ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. As a result of this transaction, we began consolidating Austar. Prior to obtaining a controlling interest in Austar, UGC used the equity method to account for its indirect investment in Austar. For additional information, see note 5 to our consolidated financial statements.
On November 23, 2005, Plator Holdings, an indirect subsidiary of chellomedia, paid cash consideration of $62,812,000 to acquire the 50% interest that it did not already own in certain businesses that provide thematic television channels in Spain and Portugal, which we refer to as IPS. Plator Holdings financed the purchase price with new bank borrowings. Following the transaction, Plator Holdings indirectly holds its interests in IPS through its 100% ownership interests in Nidlo B.V., Iberian Programming Services C.V. and Multicanal Iberia SL. Prior to this transaction, we used the equity method to account for our investment in IPS.
On November 8, 2005, we received cash consideration of €276,432,000 ($325,554,000 at the transaction date) in connection with the disposition of our 19% ownership interest in SBS. In addition, we completed a number of less significant dispositions during 2005. For additional information, see note 5 to our consolidated financial statements.
In connection with the October 14, 2005 Telenet IPO, (i) one of our indirect subsidiaries, chellomedia Investments, purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €160,221,000 ($193,667,000 at the transaction date) and (ii) €72,962,000 ($88,181,000 at the transaction date) of the mandatorily redeemable securities previously issued by the Investcos to third parties were redeemed. For additional information, see note 6 to our consolidated financial statements.
In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,110 shares of LGI Series A common stock and 351,110 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels. The Zone Vision shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis.

Consolidated Cash Flow Statements
Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
Due to the fact that we began consolidating Super Media/ J:COM on January 1, 2005 and UGC on January 1, 2004, our cash flows for 2005 and 2004 are not comparable to the respective prior year cash flows. Accordingly, the following discussion focuses separately on our cash flows for 2005 and 2004.
2005 Consolidated Cash Flow Statement. During 2005, we used net cash provided by our operating activities of $1,576,102,000 net cash provided by financing activities of $2,191,842,000 and $1,326,915,000 of our existing cash and cash equivalent balances (excluding a $160,152,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $4,934,707,000.
The net cash used by our investing activities during 2005 includes cash paid in connection with the LGI Combination of $703,535,000, cash paid for acquisitions of $3,584,442,000, capital expenditures of $1,194,993,000, net proceeds received upon dispositions of $464,501,000, and the net effect of other less significant sources and uses of cash. For additional information concerning our 2005 acquisitions, see note 5 to our consolidated financial statements.
Europe Broadband and VTR accounted for $585,514,000 and $98,576,000, respectively of our consolidated capital expenditures during 2005, and $330,028,000 and $41,685,000, respectively, during 2004. Excluding FX, we expect the 2006 capital expenditures of Europe Broadband and VTR to significantly exceed the comparable 2005 amounts due primarily to: (i) the effects of acquisitions, (ii) initiatives such as our plan to invest more aggressively in digital television in The Netherlands and our efforts to continue the growth of our VoIP telephony services in Europe and Chile; (iii) increased costs for customer premise equipment as we expect our operating segments in Europe and Chile to add more customers in 2006 than in 2005; (iv) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments; and (iv) other factors such as information technology upgrades and expenditures for general support systems. The expected increase in capital expenditures from 2005 to 2006 is largely in line with the expected increase in revenue as a result of acquisitions and RGU growth. In this regard, we expect that the 2006 capital expenditures of Europe Broadband and VTR, as a percentage of local currency revenue, will fall within a range of 25% to 27% and 28% to 30%, respectively. In future periods, we expect Europe Broadband and VTR to continue to focus on increasing the penetration of services in their existing upgraded footprint and efficiently deploying capital aimed at services that result in positive net cash flows.
J:COM accounted for $354,705,000 of our consolidated capital expenditures during 2005. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $145,115,000 of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $499,820,000 during 2005. The majority of J:COM’s capital expenditures during 2005 was associated with RGU growth and the related purchase and installation of customer premise equipment. J:COM management expects this trend to continue in 2006 as RGU growth is again expected to account for the majority of J:COM’s capital expenditure requirements in 2006. The impact of recent acquisitions is also expected to result in higher capital expenditures for J:COM in 2006, as compared to 2005. Due to these factors, J:COM management currently expects that, excluding FX, J:COM’s aggregate 2006 capital expenditures (whether financed with cash or capital lease arrangements) will exceed the 2005 amount and fall within a range of 30% to 32% of J:COM’s 2006 revenue.
The actual amount of the 2006 capital expenditures of Europe Broadband, VTR and J:COM may vary from the expected amounts disclosed above for a variety of reasons, including changes in (i) the competitive or regulatory environment, (i) business plans, (iii) current or expected future operating results and (iv) the availability of capital. Accordingly, no assurance can be given that actual capital expenditures will not vary from the expected amounts disclosed above.
During 2005, the cash provided by our financing activities was $2,191,842,000. Such amount includes net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $873,554,000 (including $853,400,000 of proceeds received by J:COM in connection with its IPO) and net borrowings of debt and capital lease obligations of $1,555,251,000.
2004 Consolidated Cash Flow Statement. During 2004, we used net cash provided by our financing activities of $2,232,578,000 and net cash provided by operating activities of $743,308,000 to fund an increase in our cash and cash equivalent balances of $2,516,362,000 (excluding a $66,756,000 increase due to changes in foreign exchange rates) and net cash used in our investing activities of $526,280,000.
During 2004, the net cash used by our investing activities was $526,280,000. Such amount includes net cash paid for acquisitions of $509,696,000, capital expenditures of $487,617,000, investments in and loans to affiliates and others of $256,959,000 and other less significant uses of cash. For additional information concerning our acquisitions during 2004, see note 5 to our consolidated financial statements. UGC accounted for $480,133,000 of our consolidated capital expenditures during 2004.
The above-described uses of our cash for investing activities were partially offset by proceeds received upon repayment of principal amounts loaned to affiliates of $535,074,000 and proceeds received upon dispositions of investments of $315,792,000 and other less significant sources of cash. The proceeds received upon repayment of affiliate loans primarily represent the third and fourth quarter repayment of yen-denominated loans to J:COM and another affiliate. The proceeds received upon dispositions of investments relate primarily to the sale of our Telewest and News Corp. securities.

During 2004, the cash provided by our financing activities was $2,232,578,000. Such amount includes net proceeds of $735,661,000 from the LMI Rights Offering, contributions from Liberty Media of $704,250,000, net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $488,437,000, and net borrowings of debt of $444,027,000.
     Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements
At December 31, 2005, J:COM guaranteed ¥11,074 million ($93,887,000) of the debt of certain of its affiliates. The debt maturities range from 2007 to 2017.
In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors, and (iv) other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.
Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC. Olympus, another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at the then fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at the then fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6 to our consolidated financial statements.
As further described in note 5 to our consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to chellomedia on January 7, 2008 and January 7, 2010, respectively. chellomedia has a corresponding call right.
In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $7,997,000 fair value of this put obligation at December 31, 2005 in other current liabilities in our consolidated balance sheet. For additional information, see note 6 to our consolidated financial statements.
     Commitments and Contingencies
For a description of our contingent liabilities related to certain legal proceedings, see note 20 to our consolidated financial statements.
We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. In the normal course of business, we may be subject to a review of our income tax filings by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. We have recorded an estimated liability in our consolidated tax provision for any such amount that we do not have a probable position of sustaining upon review of the taxing authorities. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations, interpretations, and precedent. We believe that adequate accruals have been made for contingencies related to income taxes, and have classified these in long-term liabilities based upon our estimate of when the ultimate resolution of the contingent liability will occur. The ultimate resolution of the contingent liability will take place upon the earlier of (i) the settlement date with the applicable taxing authorities or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations. Any difference between the amount accrued and the ultimate settlement amount, if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.
Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our consolidated financial statements.

Contractual Commitments
As of December 31, 2005, the U.S. dollar equivalent (based on December 31, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments due during year ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	amounts in thousands
Debt (excluding interest)	$175,804	$320,190	$313,063	$350,149	$2,545,153	$6,006,210	$9,710,569
Capital leases (excluding interest)	94,143	76,585	64,238	54,313	45,015	54,485	388,779
Operating leases	122,419	107,990	80,456	60,935	49,876	163,538	585,214
Programming, satellite and other purchase obligations	252,575	78,553	39,438	18,740	9,441	60,008	458,755
Other commitments	143,111	16,164	6,485	4,563	4,447	10,129	184,899

Total	$788,052	$599,482	$503,680	$488,700	$2,653,932	$6,294,370	$11,328,216

Projected cash interest payments on debt and capital lease obligations*	$657,090	$596,393	$555,502	$544,269	$431,243	$963,492	$3,747,989

*	Based on interest rates and contractual maturities in effect as of December 31, 2005.
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Satellite commitments consist of obligations associated with satellite services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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
Critical Accounting Policies, Judgments and Estimates
The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from those estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, the carrying value of our investments, capitalization of our construction and installation costs, our income tax accounting and our accounting for derivative instruments to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or susceptible to change.

Carrying Value of Long-lived Assets
The aggregate carrying value of our property and equipment, intangible assets and goodwill (collectively, long-lived assets) that were held for use comprised 81% and 55% of our total assets at December 31, 2005 and 2004, respectively. Pursuant to SFAS 142 and SFAS 144, we are required to assess the recoverability of our long-lived assets.
SFAS 144 requires that we periodically review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Pursuant to SFAS 142, we evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.
Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.
In 2005, 2004 and 2003, we recorded impairments of our long-lived assets aggregating $8,320,000, $69,353,000 and nil, respectively. For additional information, see note 9 to our consolidated financial statements.

Fair Value of Acquisition Related Assets and Liabilities
We allocate the purchase price of acquired companies or acquisitions of minority interests of a subsidiary to the identifiable assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, we are required to make estimates and assumptions that affect the recorded amounts. Third party valuation specialists generally are engaged to assist in the valuation of certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates, remaining useful lives of long-lived assets, replacement costs of property and equipment, fair values of debt, and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact the amount of depreciation and amortization, impairment charges, interest expense and income tax expense or benefit that we report in the periods following the acquisition date. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

Carrying Value of Investments
The aggregate carrying value of our available-for-sale, cost and equity method investments comprised 6% and 20% of our total assets at December 31, 2005 and 2004, respectively. We account for these investments pursuant to SFAS 115, SFAS 142 and APB 18. These accounting principles require us to periodically evaluate our investments to determine if a decline in fair value below the cost basis is other-than-temporary. If a decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. Writedowns for cost investments and available-for-sale securities are included in the consolidated statements of operations as other-than-temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.
The primary factors we consider in our determination are the length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Our assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from our estimates and judgments.
Our evaluation of the fair value of our investments and any resulting impairment charges are determined as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other-than-temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

In 2005, 2004 and 2003, we recorded other-than-temporary declines in the fair values of our (i) cost and available-for-sale investments aggregating $3,403,000, $18,542,000 and $6,884,000, respectively, and (ii) equity method investments aggregating $29,187,000, $25,973,000 and $12,616,000, respectively. For additional information, see note 6 to our consolidated financial statements.

Capitalization of Construction and Installation Costs
In accordance with SFAS 51, Financial Reporting by Cable Television Companies, we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Significant judgment is involved in the determination of the nature and amount of internal costs to be capitalized with respect to construction and installation activities.

Income Tax Accounting
We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items. Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. At December 31, 2005, the aggregate valuation allowance provided against deferred tax assets was $2,766,270,000. Actual income taxes could vary from these estimates due to future changes in income tax law or interpretations thereof in the jurisdictions in which we operate, our inability to generate sufficient future taxable income, differences between estimated and actual results, or unpredicted results from the final determination of each year’s liability by taxing authorities. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions. For additional information, see note 12 to our consolidated financial statements.

Derivative Instruments
As further described in note 8 to our consolidated financial statements, we have entered into various derivative instruments, including interest rate and foreign currency derivative instruments. In addition, we have entered into other contracts, such as the UGC Convertible Notes, that contain embedded derivative financial instruments. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps in 2005, none of the derivative instruments that were in effect during the three years ended December 31, 2005 were designated as hedges.

We use a binomial model to estimate the fair value of the derivative instrument embedded in the UGC Convertible Notes and certain call options that we hold with respect to Telenet ordinary shares. We also use the Black-Scholes option-pricing model to estimate the fair value of certain other derivative instruments that we hold. These models incorporate a number of variables in determining such fair values, including expected volatility of the underlying security, an appropriate discount rate and the U.S. dollar to euro exchange rate. Volatility rates are based on the expected volatility of the underlying security over the term of the derivative instrument, and are adjusted quarterly. U.S. dollar to euro exchange rates are based on published indices, and are adjusted quarterly. Considerable management judgment is required in estimating these variables. Actual results upon settlement of our derivative instruments may differ materially from these estimates.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Cash and Investments
We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros, and, to a lesser degree, other currencies. At December 31, 2005, we and J:COM held cash balances of $11,015,000 and $299,140,000, respectively, that were denominated in Japanese yen and we held cash balances of $362,790,000 that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
We are also exposed to market price fluctuations related to our investments in equity securities. At December 31, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $96 million.

Foreign Currency Risk
We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and Japanese yen as 40% and 32% of our U.S. dollar revenue during 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, Chilean peso, the Hungarian forint and other local currencies in Europe.
Several of our subsidiaries have outstanding foreign currency forward contracts. A currency forward is an agreement to exchange cash flows denominated in different currencies at a specified future date (the maturity date) and at a specified exchange rate (the forward exchange rate) agreed on the trade date. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in our consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at December 31, 2005:

	Amounts converted

	Local currency	Foreign currency	Maturity dates

	amounts in thousands
UPC Broadband Holding	NOK 876,280	€109,320	January 2006
J:COM	¥ 1,033,000	$8,882	February — May 2006
VTR	CLP 16,408,905	$30,000	January — December 2006
LG Switzerland	CHF 925,133	€606,446	April 2007
Austar	AUD 62,987	$46,150	January 2006 — December 2007
The relationship between the euro, Japanese yen, Chilean peso, Swiss franc and the Hungarian forint and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	December 31,	December 31,	December 31,
Spot rates:	2005	2004	2003

Euro	0.8451	0.7333	0.7933
Swiss Franc	1.3153	1.1319	1.238
Japanese yen	117.95	102.41	107.37
Chilean peso	514.01	559.19	593.80
Hungarian forint	213.52	180.59	209.38

	Year ended December 31,

Average rates:	2005	2004	2003

Euro	0.8043	0.8059	0.8806
Swiss Franc	1.2924	1.240	1.3452
Japanese yen	109.81	107.44	116.06
Chilean peso	558.42	609.22	686.04
Hungarian forint	199.49	202.84	228.73
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

     Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, Cablecom Luxembourg and LG Switzerland, the TIBOR-indexed debt of J:COM and the TAB-indexed debt of VTR. UPC Broadband Holding, Cablecom Luxembourg, LG Switzerland, J:COM, VTR and certain other of our subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose our company to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.
Weighted Average Variable Interest Rate — At December 31, 2005, our variable rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated approximately $7.6 billion, and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 4.9% (5.7% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $38 million.
     Derivative Instruments

Cross-currency and Interest Rate Contracts
Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. With the exception of J:COM’s interest rate swaps, which as discussed below, are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our consolidated statements of operations. The terms of significant outstanding contracts at December 31, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

	Principal		Interest rate	Interest rate
	amount due	Notional	(on principal	(on notional
	from	amount due to	amount) due from	amount) due to
Maturity date	counterparty	counterparty	counterparty	counterparty

	amounts in thousands
UPC Broadband Holding:
December 2011(1)	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
October 2012(2)	1,250,000	944,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,337,500

Cablecom GmbH(3):
April 2007	€193,333	CHF 299,792	9.74%	8.33%
April 2007	96,667	149,896	9.74%	8.41%

	€290,000	CHF 449,688

(1)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated EURIBOR-indexed floating rate debt.

(2)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated fixed rate debt.

(3)	Swap contract effectively converts the indicated principal amount of Cablecom Luxembourg’s Euro-denominated fixed-rate debt to CHF-denominated fixed-rate debt.
Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the U.S. dollar relative to the euro at December 31, 2005 would have increased the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €172 million ($204 million), (ii) an instantaneous decrease of 10% in the value of the U.S. dollar relative to the euro at December 31, 2005 would have decreased the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €146 million ($173 million), and (iii) an instantaneous increase (decrease) in the relevant base floating rate of 50 basis points (0.50%) at December 31, 2005 would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately €67 million ($79 million).
Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc at December 31, 2005 would have increased (decreased) the aggregate value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately $37 million and (ii) an instantaneous increase (decrease) in the relevant base floating rate (excluding margin) of 50 basis points (0.50%) at December 31, 2005 would have increased (decreased) the aggregate value of the Cablecom GmbH cross-currency and interest rate swaps by approximately $27 million.

Interest Rate Swaps:

		Variable
		interest rate	Fixed interest
		due from	rate due to
Maturity date	Notional amount	counterparty	counterparty

	amounts in
	thousands
UPC Broadband Holding(1):
January 2006	€525,000	EURIBOR	2.26%
January 2006	550,000	EURIBOR	2.33%
April 2010	1,000,000	EURIBOR	3.28%
September 2012	500,000	EURIBOR	2.96%

	€2,575,000

LG Switzerland(2)
April 2007	€560,072	EURIBOR	2.82%

Cablecom Luxembourg(3):
December 2010	CHF618,480	CHF LIBOR	2.19%
December 2012	711,520	CHF LIBOR	2.34%

	CHF1,330,000

Austar(4):
December 2006	AUD165,000	AUD LIBOR	5.67%
January 2009	115,800	AUD LIBOR	5.72%

	AUD280,800

Puerto Rico subsidiary(5):
May 2007	$31,875	LIBOR	3.75%
May 2009	31,875	LIBOR	3.98%

	$63,750

VTR(6):
June 2012	CLP140,401,800	TAB	7.01%

J:COM(7):
June 30, 2009	¥33,798,240	TIBOR	0.52%
December 30, 2009	5,500,000	TIBOR	0.55%
December 30, 2009	1,500,000	TIBOR	0.69%
December 30, 2009	3,000,000	TIBOR	0.70%

	¥43,798,240

(1)	Each contract effectively fixes the EURIBOR on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt.

(2)	At December 31, 2005, this contact effectively fixed the EURIBOR rate on the indicated principal amount of LG Switzerland’s Euro-denominated debt. The notional amount of this contract increases ratably through January 2007 to a maximum amount of €597,798,000 ($707,370,000) and remains at that level through the maturity date of the contract.

(3)	Each contract effectively fixes the CHF LIBOR on the indicated principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(4)	Each contract effectively fixes the AUD LIBOR on the indicated principal amount of Austar’s AUD-denominated debt.

(5)	Each contract effectively fixes the LIBOR on the indicated principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(6)	Contract effectively fixes the 90-day Chilean peso-denominated TAB on the indicated principal amount of VTR’s CLP-denominated debt.

(7)	These swap agreements effectively fix the TIBOR component of the variable interest rates on borrowings pursuant to J:COM’s Credit Facility. For additional information, see note 10 in our consolidated financial statements. J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

Interest Rate Caps:
Each contract caps the EURIBOR rate on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt, as detailed below:

Start date	Maturity date	Principal amount	Cap level

		amounts in
		thousands
UPC Broadband Holding:
January 2005	January 2006	€1,500,000	3.0%
July 2005	January 2006	€1,100,000	3.0%
January 2006	July 2006	€900,000	4.0%
January 2006	January 2007	€600,000	4.0%
July 2006	January 2007	€400,000	4.0%
January 2007	January 2008	€750,000	3.5%

UGC Convertible Notes
The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our consolidated statement of operations. During 2005, we recognized an unrealized gain on the embedded equity derivative of $65,613,000. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheet, as follows:

	December 31,

	2005	2004

	amounts in thousands
Debt host contract	$437,439	$462,164
Embedded equity derivative	128,032	193,645

	$565,471	$655,809

Holding all other factors constant, (i) an instantaneous increase of 10% in the fair value of the Euro relative to the U.S. dollar at December 31, 2005 would have decreased the fair value of the embedded equity derivative by approximately €35 million ($41 million), (ii) an instantaneous decrease of 10% in the fair value of the euro to the U.S. dollar at December 31, 2005 would have increased the fair value of the embedded equity derivative by approximately €32 million ($38 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at December 31, 2005 would have increased (decreased) the value of the embedded equity derivative by approximately €4 million ($5 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at December 31, 2005 would have increased (decreased) the fair value of the embedded equity derivative by approximately €38 million ($45 million).

Prepaid Forward Sale Transaction — News Corp. Class A common stock
On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75,045,000. The forward contract includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75,045,000 received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported in our consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheet at December 31, 2005, as set forth below (amounts in thousands):

Debt host contract	$76,435
Embedded equity derivative	(3,498)

$72,937

Other derivative instruments
In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. For additional information, see note 5 to our consolidated financial statements.
In October 2005, we paid $11,807,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.25 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. In connection with the November 2005 expiration of this agreement, we received a cash payment of $12,125,000.
In November 2005, we paid $11,969,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.35 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. At the expiration of this contract in December 2005, we exercised our call options and acquired 500,000 shares of LGI Series A common stock.

Credit Risk
In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Global, Inc. are filed under this Item, beginning on page II-55. Financial statement schedules and separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures
In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2005, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
Internal control over financial reporting
(a) Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included herein on page II-52
(b) Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of KPMG LLP is included herein on page II-53
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     OTHER INFORMATION
Not applicable.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2005, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control of the following subsidiaries we acquired in 2005:

		Total revenue included
	Total assets included in	in our consolidated
	our consolidated financial	financial statements for
	statements as of	the year ended
	December 31, 2005	December 31, 2005

	amounts in thousands
LGI/ Sumisho Super Media, LLC and Jupiter Telecommunications Co., Ltd.	$4,378,606	$1,662,105
Cablecom Holdings AG	$4,125,278	$122,078
MS Irish Cable B.V.	$485,092	$98,982
Astral Telecom SA	$460,413	$30,528
Austar United Communications Limited	$558,834	$—
Telemach d.o.o	$102,117	$24,546
Zone Vision Networks Ltd.	$88,353	$58,904
Other	$101,256	$12,784
The aggregate amount of consolidated assets and revenues of these subsidiaries included in our consolidated financial statements as of and for the year ended December 31, 2005 was $10.3 billion and $2.0 billion, respectively. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Global, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report, that Liberty Global, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Liberty Global, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s evaluation of the effectiveness of Liberty Global Inc.’s internal control over financial reporting as of December 31, 2005 excluded the following business acquired in 2005:

		Total revenue included
	Total assets included in	in our consolidated
	our consolidated financial	financial statements
	statements as of	for the year ended
	December 31, 2005	December 31, 2005

	amounts in thousands
LGI/ Sumisho Super Media, LLC and Jupiter Telecommunications Co., Ltd.	$4,378,606	$1,662,105
Cablecom Holdings AG	$4,125,278	$122,078
MS Irish Cable B.V.	$485,092	$98,982
Astral Telecom SA	$460,413	$30,528
Austar United Communications Limited	$558,834	$—
Telemach d.o.o.	$102,117	$24,546
Zone Vision Networks Ltd.	$88,353	$58,904
Other	$101,256	$12,784
The aggregate amount of total assets and revenues of these subsidiaries included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2005 was $10.3 billion and $2.0 billion, respectively. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the financial statement schedules I and II, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and schedules.

KPMG LLP
Denver, Colorado
March 13, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Global, Inc:
We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 22, the consolidated financial statements as of and for the year ended December 31, 2004 have been adjusted for the change in method of accounting for income taxes associated with convertible debt in 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Denver, Colorado
March 13, 2006

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		as adjusted
		(note 22)
	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$1,202,200	$2,529,115
Trade receivables, net	534,243	203,890
Other receivables, net	112,537	165,631
Current assets of discontinued operations (note 5)	14,686	—
Other current assets	398,719	293,947

Total current assets	2,262,385	3,192,583

Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	789,066	1,865,642
Other investments (note 7)	569,059	838,608
Property and equipment, net (note 9)	7,991,292	4,303,099
Goodwill (note 9)	9,020,071	2,667,279
Franchise rights and other intangible assets not subject to amortization (note 9)	218,002	230,674
Intangible assets subject to amortization, net (note 9)	1,601,806	382,599
Long-term assets of discontinued operations (note 5)	329,871	—
Other assets, net	596,977	221,879

Total assets	$23,378,529	$13,702,363

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2005	2004

		as adjusted
		(note 22)
	amounts in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715,599	$363,549
Accrued liabilities and other	669,060	556,015
Deferred revenue and advance payments from subscribers and others (note 11)	595,982	353,069
Accrued interest	145,457	89,612
Current liabilities of discontinued operations (note 5)	35,266	—
Current portion of debt and capital lease obligations (note 10)	269,947	36,827

Total current liabilities	2,431,311	1,399,072
Long-term debt and capital lease obligations (note 10)	9,845,025	4,955,919
Deferred tax liabilities (note 12)	546,049	464,661
Long-term liabilities of discontinued operations (note 5)	9,599	—
Other long-term liabilities (note 11)	933,591	432,018

Total liabilities	13,765,575	7,251,670

Commitments and contingencies (note 20)
Minority interests in subsidiaries	1,796,508	1,213,610

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 232,334,708 and 168,514,962 shares at December 31, 2005 and 2004, respectively	2,323	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,323,570 and 7,264,300 shares at December 31, 2005 and 2004, respectively	73	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 239,820,997 and 175,779,262 shares issued at December 31, 2005 and 2004, respectively (note 1)	2,398	1,758
Additional paid-in capital	9,992,236	6,999,877
Accumulated deficit	(1,732,527)	(1,652,430)
Accumulated other comprehensive earnings (loss), net of taxes (note 19)	(262,889)	14,010
Deferred compensation	(15,592)	—
Treasury stock, at cost (notes 5 and 13)	(169,576)	(127,890)

Total stockholders’ equity	7,816,446	5,237,083

Total liabilities and stockholders’ equity	$23,378,529	$13,702,363

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands, except per share amounts
Revenue (note 21)	$5,151,332	$2,531,889	$108,390

Operating costs and expenses:
Operating (other than depreciation) (note 15)	2,185,515	1,050,493	62,776
Selling, general and administrative (SG&A) (note 15)	1,194,972	639,609	27,867
Stock-based compensation charges — primarily SG&A (note 3)	59,231	142,676	4,088
Depreciation and amortization (note 9)	1,454,863	915,748	15,114
Impairment of long-lived assets (note 9)	8,320	69,353	—
Restructuring and other operating charges (credits) (note 17)	(2,753)	28,901	—

	4,900,148	2,846,780	109,845

Operating income (loss)	251,184	(314,891)	(1,455)

Other income (expense):
Interest expense (note 15)	(433,467)	(286,321)	(2,178)
Interest and dividend income (note 15)	77,649	65,494	24,874
Share of earnings (losses) of affiliates, net (note 6)	(22,949)	38,710	13,739
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	309,973	(35,775)	12,762
Foreign currency transaction gains (losses), net	(209,400)	117,514	5,412
Gain on exchange of investment securities (note 5)	—	178,818	—
Other-than-temporary declines in fair values of investments (note 7)	(3,403)	(18,542)	(6,884)
Gains (losses) on extinguishment of debt (note 10)	(33,700)	27,977	—
Gains (losses) on disposition of non-operating assets, net (note 6 and note 7)	115,169	43,714	(4,033)
Other income (expense), net	(263)	(7,931)	6,651

	(200,391)	123,658	50,343

Earnings (loss) before income taxes, minority interests and discontinued operations	50,793	(191,233)	48,888
Income tax benefit (expense)	(29,849)	13,800	(27,975)
Minority interests in losses (earnings) of subsidiaries	(104,535)	163,724	(24)

Earnings (loss) from continuing operations	(83,591)	(13,709)	20,889

Discontinued operations:
Earnings (loss) from operations, net of tax expense of $565,000 and $2,874,000 in 2005 and 2004, respectively (note 5)	3,494	(7,772)	—

Net earnings (loss)	$(80,097)	$(21,481)	$20,889

Historical and pro forma earnings (loss) per common share, basic and diluted (note 3):
Continuing operations	$(0.20)	$(0.04)	$0.07
Discontinued operations	0.01	(0.03)	—

	$(0.19)	$(0.07)	$0.07

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands
Net earnings (loss)	$(80,097)	$(21,481)	$20,889

Other comprehensive earnings (loss), net of taxes (note 19):
Foreign currency translation adjustments	(298,879)	165,315	102,321
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	54,834	(36,174)	(27)
Unrealized gains (losses) on available-for-sale securities	19,556	(1,450)	111,594
Reclassification adjustment for net gains on available-for-sale securities included in net earnings (loss)	(56,488)	(120,842)	—
Unrealized gain on cash flow hedges	4,040	—	—
Reclassification adjustment for loss on cash flow hedge included in net earnings (loss)	835	—	—
Effect of change in estimated blended state income tax rate (note 12)	(797)	2,745	—

Other comprehensive earnings (loss)	(276,899)	9,594	213,888

Comprehensive earnings (loss)	$(356,996)	$(11,887)	$234,777

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated other
	Common stock			Additional		comprehensive	Treasury		Total
				Paid-In	Accumulated	earnings (loss),	stock, at	Parent’s	stockholders’
	Series A	Series B	Series C	Capital	deficit	net of taxes	cost	investment	equity

					as adjusted				as adjusted
					(note 22)				(note 22)
	amounts in thousands
Balance at January 1, 2003	$—	$—	$—	$—	$(1,651,838)	$(260,454)	$—	$4,621,185	$2,708,893
Net earnings	—	—	—	—	20,889	—	—	—	20,889
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	213,888	—	—	213,888
Intercompany tax allocation (note 12)	—	—	—	—	—	—	—	(14,774)	(14,774)
Allocation of corporate overhead (note 15)	—	—	—	—	—	—	—	10,873	10,873
Net cash transfers from parent	—	—	—	—	—	—	—	478,799	478,799

Balance at December 31, 2003	—	—	—	—	(1,630,949)	(46,566)	—	5,096,083	3,418,568
Net loss	—	—	—	—	(21,481)	—	—	—	(21,481)
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	9,594	—	—	9,594
Intercompany tax allocation (note 12)	—	—	—	—	—	—	—	6,133	6,133
Allocation of corporate overhead (note 15)	—	—	—	—	—	—	—	9,357	9,357
Issuance of Liberty Media Corporation common stock in acquisition (note 5)	—	—	—	—	—	—	—	152,122	152,122
Contribution of cash, investments and other net liabilities in connection with spin off (note 2)	—	—	—	—	—	50,982	—	304,578	355,560
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with spin off (note 2)	—	—	—	—	—	—	—	5,763	5,763
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes (note 13)	—	—	—	6,049	—	—	—	1,025	7,074
Net cash transfers from parent	—	—	—	—	—	—	—	654,250	654,250
Change in capitalization in connection with spin off (note 2)	1,399	61	1,460	6,226,391	—	—	—	(6,229,311)	—
Common stock issued in rights offering (note 2)	283	12	295	735,071	—	—	—	—	735,661
Stock issued for stock option exercises (note 14)	3	—	3	11,984	—	—	—	—	11,990
Repurchase of common stock (note 13)	—	—	—	—	—	—	(127,890)	—	(127,890)
Stock-based compensation (note 3)	—	—	—	20,382	—	—	—	—	20,382

Balance at December 31, 2004	$1,685	$73	$1,758	$6,999,877	$(1,652,430)	$14,010	$(127,890)	$—	$5,237,083

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

	Common stock			Additional		Accumulated other		Treasury	Total
				Paid-In	Accumulated	comprehensive	Deferred	stock, at	stockholders’
	Series A	Series B	Series C	Capital	deficit	earnings (loss),	compensation	cost	equity

					as adjusted				as adjusted
					(note 22)				(note 22)
	amounts in thousands
Balance at January 1, 2005	$1,685	$73	$1,758	$6,999,877	$(1,652,430)	$14,010	$—	$(127,890)	$5,237,083
Net loss	—	—	—	—	(80,097)	—	—	—	(80,097)
Other comprehensive loss, net of tax (note 19)	—	—	—	—	—	(276,899)	—	—	(276,899)
Adjustment due to issuance of stock by J:COM (note 5)	—	—	—	120,672	—	—	—	—	120,672
Adjustment due to issuance of stock by Telenet (note 6)	—	—	—	38,371	—	—	—	—	38,371
Cancellation of treasury stock	(30)	—	(30)	(127,830)	—	—	—	127,890	—
Issuance of restricted stock	4	—	4	16,702	—	—	(16,710)	—	—
Shares issued in LGI Combination, net of issuance costs (note 5)	657	—	657	2,875,971	—	—	—	(90,594)	2,786,691
Minority interest in deficit of Austar at acquisition date (note 5)	—	—	—	(52,424)	—	—	—	—	(52,424)
Stock issued (acquired) in connection with equity incentive and 401(K) plans	7	—	9	28,356	—	—	—	(89)	28,283
Repurchase of common stock	—	—	—	—	—	—	—	(78,893)	(78,893)
Stock-based compensation, net of taxes (note 3)	—	—	—	5,798	—	—	1,118	—	6,916
Reclassification of SARs obligation (note 13)	—	—	—	50,264	—	—	—	—	50,264
Net cash received in connection with structured stock repurchase instruments (note 13)	—	—	—	613	—	—	—	—	613
Tax benefits allocated from Liberty Media Corporation pursuant to Tax Sharing Agreement (note 12)	—	—	—	26,671	—	—	—	—	26,671
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	9,195	—	—	—	—	9,195

Balance at December 31, 2005	$2,323	$73	$2,398	$9,992,236	$(1,732,527)	$(262,889)	$(15,592)	$(169,576)	$7,816,446

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(80,097)	$(21,481)	$20,889
Net loss (earnings) from discontinued operations	(3,494)	7,772	—

Net earnings (loss) from continuing operations	(83,591)	(13,709)	20,889
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	59,231	142,676	4,088
Depreciation and amortization	1,454,863	915,748	15,114
Impairment of long-lived assets	8,320	69,353	—
Restructuring and other charges (credits)	(2,753)	28,901	—
Amortization of deferred financing costs and non-cash interest	103,800	40,218	117
Share of losses (earnings) of affiliates, net	22,949	(38,710)	(13,739)
Realized and unrealized losses (gains) on derivative instruments, net	(309,973)	35,775	(12,762)
Foreign currency transaction losses (gains), net	209,400	(117,514)	(5,412)
Gain on exchange of investment securities	—	(178,818)	—
Other-than-temporary declines in fair values of investments	3,403	18,542	6,884
Losses (gains) on extinguishment of debt	33,700	(27,977)	—
Gains on disposition of investments, net	(115,169)	(43,714)	(3,759)
Deferred income tax expense (benefit)	(74,740)	(80,500)	42,278
Minority interests in earnings (losses) of subsidiaries	104,535	(163,724)	24
Non-cash recognition of deferred revenue	(30,298)	—	—
Non-cash charges (credits) from Liberty Media Corporation	—	15,490	(3,901)
Other non-cash items	4,152	—	(1,750)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	60,409	(61,426)	9,653
Payables and accruals	77,886	167,840	(1,728)
Net cash provided by operating activities of discontinued operations	49,978	34,857	—

Net cash provided by operating activities	1,576,102	743,308	55,996

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands
Cash flows from investing activities:
Cash paid in connection with LGI Combination	(703,535)	—	—
Cash paid in connection with acquisitions, net of cash acquired	(3,584,442)	(509,696)	—
Cash paid for acquisition to be refunded by seller	—	(52,128)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	56,883	—	—
Investments in and loans to affiliates and others	(133,749)	(256,959)	(494,193)
Proceeds received upon repayment of principal amounts loaned to affiliates	—	535,074	—
Proceeds received upon repayment of debt securities	—	115,592	—
Purchases of short-term liquid investments	(55,103)	(293,734)	—
Proceeds received from sale of short-term liquid investments	101,489	246,981	—
Capital expended for property and equipment	(1,194,993)	(487,617)	(22,869)
Net cash received (paid) to purchase or settle derivative instruments	82,414	(158,949)	19,580
Proceeds received upon dispositions of assets	464,501	315,792	8,230
Deposits received in connection with pending asset sales	—	80,264	—
Change in restricted cash	24,734	(27,335)	—
Other investing activities, net	29,343	(13,732)	(16,042)
Net cash used by investing activities of discontinued operations	(22,249)	(19,833)

Net cash used by investing activities	$(4,934,707)	$(526,280)	$(505,294)

Cash flows from financing activities:
Borrowings of debt	$6,968,835	$2,301,211	$41,700
Repayments of debt and capital lease obligations	(5,413,584)	(1,857,184)	(22,954)
Net proceeds received from rights offering	—	735,661	—
Proceeds from issuance of stock by subsidiaries	873,554	488,437	—
Change in cash collateral	(57,209)	41,700	(41,700)
Contributions from Liberty Media Corporation	—	704,250	478,799
Treasury stock purchase	(78,893)	(127,890)	—
Payment of deferred financing costs	(101,293)	(65,951)	—
Other financing activities, net	7,876	12,351	—
Net cash used by financing activities of discontinued operations	(7,444)	(7)	—

Net cash provided by financing activities	2,191,842	2,232,578	455,845

Effect of exchange rates on cash	(160,152)	66,756	614

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,347,200)	2,501,345	7,161
Discontinued operations	20,285	15,017	—

Net increase (decrease) in cash and cash equivalents	(1,326,915)	2,516,362	7,161
Cash and cash equivalents:
Beginning of period	2,529,115	12,753	5,592

End of period	$1,202,200	$2,529,115	$12,753

Cash paid for interest	$286,656	$280,815	$932

Net cash paid for taxes	$35,565	$4,264	$4,651

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1)	Basis of Presentation
Liberty Global, Inc. (LGI) was formed on January 13, 2005, for the purpose of effecting the combination of Liberty Media International, Inc. (LMI) and UnitedGlobalCom, Inc. (UGC). LMI is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media), including a majority interest in UGC, an international broadband communications provider. We refer to these assets and subsidiaries of Liberty Media prior to June 2004 collectively as LMC International. On June 7, 2004, Liberty Media distributed to its stockholders, on a pro rata basis, all of the outstanding shares of LMI’s common stock, and LMI became an independent, publicly traded company. In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
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
On September 6, 2005, LGI effected a stock split in the form of a stock dividend (the Stock Dividend) of LGI Series C common stock to holders of record of LGI Series A and LGI Series B common stock as of 5:00 p.m., New York City time, on August 26, 2005, which was the record date for the Stock Dividend (the Record Date). In the Stock Dividend, holders received one share of LGI Series C common stock for each share of LGI Series A common stock, and one share of LGI Series C common stock for each share of LGI Series B common stock, held of record as of the Record Date. Unless otherwise indicated, all LGI share and per share amounts presented herein have been retroactively adjusted to give effect to the Stock Dividend, notwithstanding the fact that no shares of LGI Series C common stock were issued and outstanding prior to September 6, 2005.
LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations in 19 countries (excluding Norway) outside of the continental United States at December 31, 2005, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding B.V. (UPC Holding) and Liberty Global Switzerland, Inc., formerly United ACM Holdings, Inc. (LG Switzerland), (collectively, Europe Broadband), we provide video, voice and Internet access services in 13 European countries. LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated direct-to-home (DTH) satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia B.V. (chellomedia), which also provides telecommunications and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to Europe Broadband.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
On December 19, 2005 we reached an agreement to sell 100% of our Norwegian cable business, UPC Norge AS (UPC Norway). On January 19, 2006 we sold UPC Norway for cash proceeds of approximately €448 million ($542 million at the transaction date). We have presented UPC Norway as a discontinued operation in our consolidated financial statements. See note 5.
As further discussed in note 22, we have retrospectively adjusted our consolidated financial statements to apply the concepts set forth in Emerging Issues Task Force (EITF) Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF 05-08) to our income tax accounting for the UGC Convertible Notes (see note 10) that were issued in April 2004.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2005.

(2)	Spin Off Transaction and Rights Offering

Spin Off Transaction
On June 7, 2004 (the Spin Off Date), our common stock was distributed on a pro rata basis to Liberty Media’s shareholders as a dividend in connection with a spin off transaction. In connection with the spin off, holders of Liberty Media common stock on June 1, 2004 (the Record Date) received in the aggregate 139,921,145 shares of LMI Series A common stock and 139,921,145 shares of LMI Series C common stock for their shares of Liberty Media Series A common stock owned on the Record Date and 6,053,173 shares of LMI Series B common stock and 6,053,173 shares of LMI Series C common stock for their shares of Liberty Media Series B common stock owned on the Record Date. The number of shares of LMI common stock distributed in the spin off was based on a ratio of .05 of a share of LMI common stock for each share of Liberty Media common stock. The spin off was intended to qualify as a tax-free spin off.
In addition to the contributed subsidiaries and net assets that comprised our company at the time of the spin off, Liberty Media also contributed certain other assets and liabilities to our company in connection with the spin off, as set forth in the following table (amounts in thousands):

Cash and cash equivalents	$50,000
Available-for-sale securities	561,130
Net deferred tax liability	(253,163)
Other net liabilities	(2,407)

$355,560

The contributed available-for-sale securities included 5,000,000 American Depositary Shares (ADSs) for preferred limited voting ordinary shares of The News Corporation Limited (News Corp.) and a 99.9% economic interest in 345,000 shares of ABC Family Worldwide, Inc. (ABC Family) Series A preferred stock. Liberty Media also contributed a variable forward transaction with respect to the News Corp. ADSs. During the fourth quarter of 2004, the 5,000,000 News Corp. ADSs were converted into 10,000,000 shares of News Corp.’s Class A non-voting common stock (News Corp. Class A common stock) pursuant to News Corp.’s reincorporation from Australia to the United States. All of the following references to News Corp. shares herein give effect to such conversion. For financial reporting purposes, the contribution of the cash, available-for-sale securities, related deferred tax liability and other net liabilities is deemed to have occurred on June 1, 2004.
All of the net assets contributed to our company by Liberty Media in connection with the spin off have been recorded at Liberty Media’s historical cost.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
As a result of the spin off, we operate independently from Liberty Media, and neither we nor Liberty Media have any stock ownership, beneficial or otherwise, in the other. In connection with the spin off, we and Liberty Media entered into certain agreements in order to govern certain of the ongoing relationships between Liberty Media and our company after the spin off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement and a Tax Sharing Agreement. In addition, Liberty Media and our company entered into a Short-Term Credit Facility that has since been terminated.
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the spin off, the issuance of LMI stock options upon adjustment of certain Liberty Media stock incentive awards and the allocation of responsibility for LMI and Liberty Media stock incentive awards, cross indemnities and other matters. Such cross indemnities are designed to make (i) our company responsible for all liabilities related to the businesses of our company prior to the spin off, as well as for all liabilities incurred by our company following the spin off, and (ii) Liberty Media responsible for all of our potential liabilities that are not related to our businesses, including, for example, liabilities arising as a result of our company having been a subsidiary of Liberty Media.
The Facilities and Services Agreement and the Short-Term Credit Facility, are described in note 15, and the Tax Sharing Agreement is described in note 12.

Rights Offering
On July 26, 2004, we commenced a rights offering (the LMI Rights Offering) whereby holders of record of LMI common stock on that date received 0.20 transferable subscription rights for each share of LMI common stock held. Each whole right to purchase LMI Series A common stock entitled the holder to purchase one share of LMI Series A common stock and one share of LMI Series C common stock at a combined subscription price of $25.00. Each whole right to purchase LMI Series B common stock entitled the holder to purchase one share of LMI Series B common stock and one share of LMI Series C common stock at a combined subscription price of $27.50. Each whole right entitled the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of LMI common stock, subject to proration. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A common stock, 1,211,157 shares of LMI Series B common stock and 29,456,157 shares of LMI Series C common stock in exchange for aggregate cash proceeds of $739,432,000, before deducting related offering costs of $3,771,000.

(3)	Summary of Significant Accounting Policies

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock compensation. Actual results could differ from those estimates.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which our company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of all investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition.
Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified based on the expected timing of such disbursement. At December 31, 2005 and 2004, our restricted cash balances aggregated $86,287,000 and $43,640,000, respectively. The current portion of our restricted cash of $56,847,000 and $43,640,000, respectively is included in other current assets in our consolidated balance sheets.
Our significant non-cash investing and financing activities are disclosed in our statements of stockholders’ equity and in notes 5, 6, 9 and 13.

Receivables
Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $73,641,000 and $61,390,000 at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or collection of the account is no longer being pursued.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.

Investments
All debt and marketable equity securities held by our company that do not provide our company with the ability to exercise significant influence over the investee are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities that are classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings (loss) in stockholders’ equity. Realized gains and losses are determined on an average cost basis. Other investments in which our ownership interest is less than 20% and that are not considered marketable securities are carried at cost, subject to other-than-temporary impairment. Securities transactions are recorded on the trade date.
For those investments in affiliates in which we have the ability to exercise significant influence, the equity method of accounting is used. Generally, we exercise significant influence through a voting interest between 20% and 50% and/or board representation and management authority. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, and advances and commitments to, the investee. In situations where our investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, and we hold investments in other more senior securities of the affiliate, we continue to record losses from the affiliate to the extent of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by us if the affiliate were to experience a liquidation of its assets at their current book values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), the portion of the difference between our investment and our share of the net assets of the investee that represents goodwill (equity method goodwill) is not amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18 (APB 18). Our share of net earnings or losses of affiliates also includes any other-than-temporary declines in fair value recognized during the period.
Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, including those which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases to additional paid-in capital.
We continually review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for cost investments and available-for-sale securities are included in the consolidated statements of operations as other-than-temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.
We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these entities to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our consolidated financial statements. For information concerning these entities, see note 6.

Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, short-term liquid investments, receivables, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities approximate fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices, to the extent available, at the reporting date. See note 10 for information concerning the fair value of our debt instruments.

Derivative Instruments
As further described in note 8, we have entered into various derivative instrument contracts, including interest rate and foreign currency derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives, whether designated in hedging

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps in 2005, none of the derivative instruments that were in effect during the three years ended December 31, 2005 were designated as hedges.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during 2005, 2004 and 2003.
Depreciation is computed using the straight-line method over estimated useful lives of 2 to 25 years for cable distribution systems, 20 to 40 years for buildings and 3 to 15 years for support equipment. The useful lives used to depreciate cable distribution systems are assessed periodically and are adjusted when warranted. The useful lives of systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed.
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.
Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by FASB Interpretation No. 47, we recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. In addition, we recognize asset retirement obligations that arise from the European Union Directive on Waste Electrical and Electronic Equipment (WEEE Directive) pursuant to FASB Staff Position No. 143-1. The WEEE Directive creates certain legal obligations to dispose of electrical and electronic equipment, which incorporates equipment used in our European operations. The majority of our obligation under the WEEE Directive is related to customer premise equipment.
Asset retirement obligations arise from rights of way that we obtain from local municipalities or other relevant authorities. Under certain circumstances, the authority can cause us to have to remove our network, such as if we discontinue using the equipment or the authority does not renew our access rights. We expect to maintain our rights of way for the foreseeable future as these rights are necessary to remain a going concern. In addition, the authorities have the incentive to indefinitely renew our rights of way and in our past experience, renewals have always been granted. We also have obligations in lease agreements to restore the property to its original condition or remove our property at the end of the lease term. Sufficient information is not available to estimate the fair value of our asset retirement obligations in certain of our lease arrangements. This is the case in long-term lease arrangements in which the underlying leased property is integral to our operations, there is not an acceptable alternative to the leased property and we have a clear ability to indefinitely renew the lease.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Accordingly, for both rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future, and as such we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.
As of December 31, 2005, the fair value of our asset retirement obligations was $34,630,000.

Intangible Assets
Our primary intangible assets are goodwill, customer relationships, cable television franchise rights, and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Cable television franchise rights, customer relationships, and trade names were originally recorded at their fair values in connection with business combinations.
Pursuant to SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also provides that equity method goodwill is not amortized, but continues to be considered for impairment under APB 18. Pursuant to SFAS 142, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).
We do not amortize our franchise rights and certain trade name intangible assets as we have concluded that these assets are indefinite-lived assets. Our customer relationship intangible assets are amortized on a straight line basis over estimated useful lives ranging from 4 to 10 years.

Impairment of Long-Lived Assets
SFAS 144 requires that we periodically review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Pursuant to SFAS 142, we evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of indefinite-lived intangible assets is charged to operations as an impairment loss.

Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Most of our valuation allowances at December 31, 2005 are related to deferred tax assets acquired in purchase method business combinations. Any future release of the valuation allowance against these deferred tax assets will result in a corresponding reduction of goodwill. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

Defined benefit plans
Our indirect subsidiary, Cablecom, maintains various pension plans for its employees. Cablecom’s plans represent a benefit for its employees and a cost to Cablecom. The plans are treated as defined benefit pension plans. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, certain assumptions and estimates must be made in order to determine the costs and future benefit that will be associated with these plans. These assumptions include the estimated long-term rate of return to be earned by plan assets, the estimated discount rate used to value the projected benefit obligations and estimated wage increases. We use a model portfolio of high quality bonds whose expected rate of return is estimated to match the plan’s expected cash flows as a basis to determine the most appropriate discount rate. For the long-term rate of return, we use a model portfolio based on Cablecom’s targeted asset allocation.

Foreign Currency Translation and Transactions
The functional currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) and equity investees are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations and our company’s share of the results of operations of our equity affiliates generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statement of stockholders’ equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. The effect of exchange rates on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.
Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

Revenue Recognition
Cable Network Revenue. We recognize revenue from the provision of video, telephone and Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
revenue is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the consolidated statement of operations as incurred.
Other Revenue. We recognize revenue from the provision of direct-to-home satellite services, or DTH, telephone and data services to customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recorded at the discounted monthly rate, if any, charged to the subscriber.
Subscriber Advance Payments and Deposits. Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Stock Based Compensation

Adjustments to Stock Awards
As a result of the LMI Rights Offering, the exercise price for LMI stock options outstanding at the time of the LMI Rights Offering was reduced by multiplying the exercise price by 94%, and the number of options outstanding was increased by dividing the number of the then outstanding LMI stock options by 94%.
In connection with the LGI Combination, (i) all then outstanding options to purchase LMI common stock and restricted stock under LGI’s various incentive plans were converted, at a 1:1 ratio, into options to purchase LGI common stock and restricted LGI stock of the corresponding series, and (ii) all then outstanding options to purchase UGC common stock, restricted stock and stock appreciation rights (SARs) under UGC’s various incentive plans were converted at a ratio of 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock for each share of UGC common stock, with a corresponding conversion adjustment to the exercise or base price.
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
All references herein to the number and terms of outstanding LGI stock options, SARs and restricted stock reflect the modifications that were made in connection with the LMI Rights Offering, the LGI Combination and the Stock Dividend.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Fair Value Method
We account for stock-based compensation awards to non-employees and employees of non-consolidated affiliated companies using the fair value method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing model and is remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM had such non-employee awards outstanding during any of the periods presented. J:COM has calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 1.5% and an expected life of five years.

Intrinsic Value Method
We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the measurement date, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation expense for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and SARs using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
In connection with the spin off and related adjustments to Liberty Media’s stock incentive awards, options to acquire LGI common stock were issued to our and Liberty Media’s employees. Consistent with Liberty Media’s accounting for the adjusted Liberty Media options and SARs prior to the spin off, we use variable-plan accounting to account for all of such LGI stock options. We also use variable-plan accounting to account for certain LGI stock options granted to then LMI employees and directors prior to the LMI Rights Offering. We began to use variable plan accounting for these LGI options as a result of the modification of certain terms of these options in connection with the LMI Rights Offering.
As a result of the modification of certain terms of UGC stock options in connection with UGC’s February 2004 rights offering, we began accounting for stock options granted by UGC prior to February 2004 as variable-plan options. UGC stock options granted subsequent to February 2004 were accounted for as fixed-plan options through the date of the LGI Combination. Due to the modification of certain terms of the then outstanding UGC stock options in connection with the LGI Combination as described above, we began accounting for the then remaining UGC fixed-plan options as variable-plan options. As a result of these adjustments, most of the outstanding LGI stock options at December 31, 2005 are accounted for as variable-plan awards.
The exercise price of employee stock options granted prior to the initial public offering (IPO) by J:COM on March 23, 2005 was subject to adjustment depending on the IPO price. As such, J:COM uses variable-plan accounting for such stock options. Prior to March 23, 2005, no compensation was recorded with respect to these options.
As a result of the spin off and the related issuance of options to acquire LGI common stock, certain persons who remained employees of Liberty Media immediately following the spin off hold options to purchase LGI common stock and certain persons who are our employees hold options, SARs and options with tandem SARs with respect to Liberty Media common stock. Pursuant to the Reorganization Agreement between our

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
company and Liberty Media, we are responsible for all stock incentive awards related to LGI common stock and Liberty Media is responsible for all stock incentive awards related to Liberty Media common stock regardless of whether such stock incentive awards are held by our or Liberty Media’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LGI or Liberty Media common stock. Accordingly, any stock-based compensation that we include in our consolidated statements of operations with respect to Liberty Media stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.
We also record stock-based compensation expense with respect to an LGI subsidiary stock plan pursuant to which certain LGI officers have an indirect ownership interest in J:COM. The compensation recorded for this plan is based on the fair value of the underlying J:COM stock.
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
See note 14 for additional information concerning our stock awards.
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

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands,
	except per share amounts
Earnings (loss) from continuing operations	$(83,591)	$(13,709)	$20,889
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	7,145	51,524	—
Deduct stock compensation charges as determined under the fair value method, net of taxes	(35,051)	(33,007)	(4,252)

Pro forma earnings (loss) from continuing operations	$(111,497)	$4,808	$16,637

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$(0.20)	$(0.04)	$0.07

Pro forma	$(0.27)	$0.01	$0.05

The fair value of options granted under the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Director Plan, the UGC Equity Incentive Plan and the J:COM Plan has been

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	LGI Series A, LGI Series B and		J:COM
	LGI Series C common stock		ordinary shares

	LGI/LMI Plans(a)	UGC Plans(b)	J:COM Plan

2004 grants:
Risk-free interest rate	4.09%	3.61%	1.48%
Expected life	6 years	6 years	5 years
Expected volatility	25%	100%	40%
Expected dividend yield	0%	0%	0%
2005 grants:
Risk-free interest rate	3.7% – 4.55%	n/a	n/a
Expected life	4.5 years – 6 years	n/a	n/a
Expected volatility	25% – 31%	n/a	n/a
Expected dividend yield	0%	n/a	n/a

(a)	Includes the LGI Incentive Plan, the LGI Directors Incentive Plan and the Transitional Plan.

(b)	Includes the UGC Director Plan and the UGC Equity Incentive Plan.

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
In connection with the spin off, holders of Liberty Media common stock on June 1, 2004 received in the aggregate 139,921,145 shares of LGI Series A common stock and 6,053,143 shares of LGI Series B common stock, and 145,974,288 shares of LGI Series C common stock.
The pro forma net earnings (loss) per share for the years ended December 31, 2004 and 2003 set forth in our consolidated statements of operations was computed assuming that the shares issued in the spin off were issued and outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the LMI Rights Offering, have been increased to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Year Ended December 31,

	2005	2004	2003

Basic and diluted:
Weighted average common shares outstanding before adjustment	416,026,877	317,194,444	291,948,636
Adjustment for July 2004 LMI Rights Offering	—	7,767,008	13,732,968

Weighted average common shares, as adjusted	416,026,877	324,961,452	305,681,604

*	The weighted average share amounts for all periods assume that the shares of LMI common stock issued in connection with the spin off were issued and outstanding since January 1, 2003.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
At December 31, 2005, the number of our potential common shares that could dilute basic EPS in the future was 53,662,053. For additional information, see note 13.

(4)	Recent Accounting Pronouncements

SFAS No. 155
On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The standard also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to determine whether interests are freestanding derivatives or are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest (that is itself a derivative financial instrument). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We are evaluating whether we will elect the fair value accounting allowed by SFAS 155 for the UGC Convertible Notes (see note 10). If we had applied the fair value accounting prescribed by SFAS 155 to the UGC Convertible Notes as of January 1, 2005, our pre-tax loss for the year ended December 31, 2005 would have decreased by approximately $30 million.

SFAS No. 123(R)
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. SFAS 123(R) will require then outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
We are required to adopt SFAS 123(R) beginning January 1, 2006. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include modified prospective and modified retroactive adoption methods. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123(R), while the modified retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. Although we are continuing to evaluate the requirements of SFAS 123(R), we have determined that we will use the modified prospective method to adopt SFAS 123(R). We have not completed our assessment of the impact of SFAS 123(R); however, we believe that the adoption of SFAS 123(R) could have a material impact on our results of operations.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(5)	Acquisitions and Dispositions

2005 Acquisitions
During 2005 we completed the following significant acquisitions, each of which is described in detail below: (i) the LGI Combination effective June 15, 2005, (ii) the acquisition of Cablecom effective October 24, 2005, (iii) the acquisition of Astral effective October 14, 2005, (iv) the acquisition of NTL Ireland effective May 9, 2005, (v) the acquisition of Austar effective December 14, 2005 and (vi) VTR’s acquisition of a controlling interest in Metrópolis effective April 13, 2005. These acquisitions are collectively referred to herein as the Significant 2005 Acquisitions. As further described below, we also began consolidating Super Media and J:COM on January 1, 2005.
A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media/ J:COM consolidation is presented following the descriptions of these transactions below.

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
In the LGI Combination, (i) each outstanding share of LMI Series A common stock, LMI Series B common stock and LMI Series C common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LMI and its wholly owned subsidiaries) was converted into the right to receive for each share of common stock owned either (i) 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock (plus cash for any fractional share interest) or (ii) $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. The effects of the LGI Combination have been included in our historical consolidated financial statements beginning with the June 15, 2005 acquisition date.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
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

Shares of LGI Series A common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765
Shares of LGI Series C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765

131,389,530

Fair value of LGI Series A and LGI Series C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries	$2,878,219
Fair value of LGI Series A and LGI Series C common stock issued to UGC subsidiaries	(90,594)

Fair value of outstanding LGI Series A and LGI Series C common stock issued to UGC stockholders	2,787,625
Cash consideration	694,517
Direct acquisitions costs	9,018

Total purchase price	3,491,160
Elimination of minority interest in UGC	(994,817)

Purchase price allocated to the net assets of UGC	$2,496,343

The fair value of the shares issued to UGC stockholders other than LMI in the LGI Combination was derived from a fair value of $43.812 per share of LMI Series A common stock, which was the average of the quoted market price per share of LMI Series A common stock (before giving effect to the Stock Dividend) for the period beginning two trading days before and ending two trading days after the date that the LGI Combination was agreed to and announced (January 18, 2005). After eliminating the minority interest in UGC from our consolidated balance sheet, we allocated the remaining purchase price to the identifiable assets and liabilities of UGC based on preliminary assessments of their respective fair values (taking into account the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted preliminary fair values of such identifiable net assets was allocated to goodwill.

Consolidation of Super Media/ J:COM
On December 28, 2004, our 45.45% ownership interest in J:COM, and a 19.78% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in LGI/ Sumisho Super Media LLC (Super Media). Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
Due to certain veto rights held by Sumitomo that precluded us from controlling Super Media, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J:COM announced an IPO of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
management committee of Super Media became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by our company and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by our company has a casting or deciding vote with respect to any management committee decision on which our company and Sumitomo are unable to agree. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to (i) engage in any business other than holding J:COM shares, (ii) sell J:COM shares, (iii) issue additional units in Super Media, (iv) make in-kind distributions or (v) dissolve Super Media, in each case subject to certain exceptions contemplated by the Super Media operating agreement. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.
As a result of the above-described change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo to acquire the above-described casting vote, we have recorded the consolidation of Super Media/ J:COM at historical cost.
On March 23, 2005, J:COM received net proceeds of ¥82,043 million ($774,283,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79,117,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. Also on March 23, 2005, Sumitomo contributed additional J:COM shares to Super Media, increasing Sumitomo’s interest in Super Media to 32.40%, and decreasing our company’s interest in Super Media to 67.60%. Sumitomo and our company are generally required to contribute to Super Media any additional shares of J:COM that either party acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. After giving effect to Sumitomo’s additional contribution of J:COM shares to Super Media and the consummation of J:COM’s IPO, including the subsequent exercise of the underwriters’ over-allotment option, Super Media’s ownership interest in J:COM was approximately 54.46%.
In connection with the dilution of our ownership interest that resulted from (i) J:COM’s issuance of common shares in March and April 2005 pursuant to its IPO and (ii) the exercise of stock options, we recorded a $120,672,000 gain, which is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity. We provided no income taxes on this gain as we ceased providing income taxes on our outside basis in Super Media/ J:COM when we began consolidating these entities on January 1, 2005.
Sumitomo also held an approximate 8.3% direct interest in J:COM until September 26, 2005, when such interest was contributed to Super Media.
The March 2005 and September 2005 contributions of Sumitomo’s J:COM interests to Super Media were recorded at historical cost and resulted in an aggregate non-cash increase to goodwill of $31,450,000.
At December 31, 2005, Super Media owned 3,987,238 shares of J:COM, or 62.65% of the issued and outstanding shares of J:COM, and LGI’s ownership interest in Super Media was 58.66%.
See notes 6 and 21 for additional information concerning J:COM.

Acquisition of Cablecom
On October 24, 2005, LG Switzerland purchased from Glacier Holdings, S.C.A. all of the issued share capital of Cablecom, the parent company of a Swiss broadband communications company, for a cash purchase price

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
before direct acquisition costs of 2.826 billion Swiss Francs (CHF) ($2.212 billion at the transaction date) (the Cablecom Acquisition). We acquired Cablecom in order to expand the markets in which we operate in Europe.
The Cablecom Acquisition was funded through a combination of (i) a €550 million ($667 million at the borrowing date) 9.5 year split-coupon floating rate payment-in-kind loan (the PIK Loan) entered into by LG Switzerland, (ii) a new offering of €300 million ($363 million at the borrowing date) principal amount of 8.625% Senior Notes due 2014 by UPC Holding, a sister corporation of LG Switzerland and (iii) available cash. At the acquisition date, Cablecom reported outstanding debt of CHF1.7 billion ($1.4 billion at the transaction date). For additional information concerning the LG Switzerland, UPC Holding and Cablecom debt, see note 10.
The Cablecom Acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Cablecom based on preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

Acquisition of Astral
On October 14, 2005, we completed the acquisition of Astral Telecom SA (Astral), a broadband communications operator in Romania, for a cash purchase price of $407,074,000, before direct acquisition costs. We acquired Astral in order to achieve certain financial, operational and strategic benefits through the integration of Astral with our existing operations in Romania. The Astral acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Astral based on preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

Acquisition of NTL Ireland
On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), acquired NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland) on May 9, 2005 with funds provided by a loan from UPC Ireland. NTL Ireland, a cable television operator in Ireland, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. We acquired NTL Ireland in order to achieve certain financial, operational and strategic benefits through the integration of NTL Ireland with our existing operations in Ireland.
UPC Ireland had agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. The make whole arrangement with MSDW Equity was considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). As we were responsible for all losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, we were the primary beneficiary, as defined by FIN 46(R), and were therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, upon the May 9, 2005 closing of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity had no equity at risk in MS Irish Cable, the full amount of MS Irish Cable’s net earnings (loss) were allocated to UPC Ireland.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
UPC Ireland’s acquisition of MS Irish Cable from MSDW Equity was subject to receipt of applicable Irish regulatory approval. On December 12, 2005, following the receipt of regulatory approval, UPC Ireland completed its acquisition of MS Irish Cable.
Upon closing, UPC Ireland paid MSDW Equity, as consideration for all of the outstanding share capital of MS Irish Cable and any MS Irish Cable indebtedness owed to MSDW Equity and its affiliates, an amount equal to MSDW Equity’s net investment in MS Irish Cable plus interest on the amount of the net investment at a rate per annum equal to EURIBOR (Euro Interbank Offered Rate) +1.2%, compounded daily, for the period of its investment through the date of the disposition, together with any value added tax thereon plus an amount equal to certain costs and expenses incurred by MSDW Equity in connection with the transaction.
The acquisition of NTL Ireland through MS Irish Cable has been accounted for using the purchase method of accounting. The total purchase consideration of €349,437,000 ($448,796,000 at May 9, 2005), including direct acquisition costs of €16,025,000 ($20,582,000 at the transaction date), has been allocated to the acquired identifiable net assets of NTL Ireland based on preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

Acquisition of Austar
On December 14, 2005 we completed a transaction that increased our indirect ownership of Austar United Communications Limited (Austar), a DTH company in Australia, from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. We acquired a controlling interest in Austar in order to increase our investment in the Australian DTH industry. As a result of this transaction, we began using the consolidation method to account for our investment in Austar. Prior to obtaining a controlling interest in Austar, UGC used the equity method to account for its indirect investment in Austar.
Prior to December 14, 2005, Austar’s share capital was owned 20.3% by the public and 79.7% (968 million shares) by United Austar Partners (UAP). UAP was 46% (446 million shares) owned by United Asia Pacific Communications (UAPC), an indirect wholly-owned subsidiary of UGC, and 54% (522 million shares) owned by an independent third party, Castle Harlan Australia Mezzanine Partners Pty. Limited and Castle Harlan, Inc. (collectively, CHAMP).
On December 14, 2005, CHAMP sold to United AUN, Inc., a wholly owned subsidiary of UAPC (together with UAPC, the United Partners), units in UAP representing 224 million shares in Austar for net cash consideration of A$204,909,000 ($154,952,000 at the transaction date) before direct acquisition costs, and UAP transferred 298 million Austar shares to CHAMP in cancellation of their remaining units in Austar. Upon completion of this transaction, the United Partners owned 100% of the UAP partnership interest, CHAMP ceased to be a partner in UAP, and UAP owned a 55.2% economic and voting interest in Austar.
The December 14, 2005 transaction has been accounted for as a step acquisition by our company of an 18.5% interest in Austar. The total cash consideration together with direct acquisition costs and our carryover basis in our equity method investment in Austar has been allocated to the identifiable assets and liabilities of Austar based on preliminary assessments of their respective fair values (taking into account the 18.5% Austar ownership interest that we acquired in the December 14, 2005 step acquisition), and the excess of the purchase price over the adjusted preliminary fair values of such identifiable net assets was allocated to goodwill.
At December 31, 2005, we owned 670,018,242 or 54% of the issued and outstanding shares of Austar.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

VTR Acquisition of Metrópolis
On April 13, 2005, VTR completed its previously announced combination with Metrópolis Intercom S.A. (Metrópolis), a Chilean broadband communications company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC). As consideration for CCC’s interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to CCC, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones S.A. (CCI), an affiliate of CCC, in the amount of CLP6.067 billion ($10,533,000 at the transaction date), and (iii) UGC granted CCC the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable beginning on April 13, 2006 and expires on April 13, 2015. The acquisition of CCC’s interest in Metrópolis included the assumption of $25,773,000 in debt payable to a Chilean telecommunications company (CTC) and CLP30.335 billion ($51,773,000 at the transaction date) of bank debt. The bank debt was repaid in April 2005 and the debt to CTC was repaid in July 2005 using proceeds from the VTR Bank Facility. See note 10. The final regulatory approval for the combination, which was obtained in March 2005, imposed certain conditions on the combined entity. The most significant of these conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on 2.0 million homes passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation plus a programming cost escalator. VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.
In the absence of quoted market prices for VTR common stock, we estimated the fair value of the 20% interest in VTR that was exchanged for CCC’s interest in Metrópolis to be $180 million. The estimate was based on a discounted cash flow analysis and other available market data. Including the approximate $11,755,000 fair value at April 13, 2005 of the put right that UGC granted to CCC and $3,391,000 in direct acquisition costs, the preliminary purchase price for CCC’s interest in Metrópolis totaled approximately $195,146,000. We accounted for this merger as (i) a step acquisition by our company of an additional 30% interest in Metrópolis, and (ii) the sale of a 20% interest in VTR. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (taking into account the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. Our proportionate share of Metrópolis’ net assets represented by our historical 50% interest in Metrópolis was recorded at historical cost. UGC recorded a $4,573,000 reduction of additional paid-in capital associated with the dilution of its indirect ownership interest in VTR from 100% to 80% as a result of the transaction. Our share of this loss was reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Opening Balance Sheet Information of Significant 2005 Acquisitions
A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media/ J:COM consolidation is presented in the following table:

		Super
	LGI	Media/			NTL
	Combination(d)	J:COM	Cablecom	Astral	Ireland	Austar	Metrópolis

	amounts in thousands
Effective acquisition or consolidation date for financial reporting purposes	June 15, 2005	January 1, 2005	October 31, 2005	October 1, 2005	May 1, 2005	December 31, 2005	April 1, 2005

Opening balance sheet
Cash	$—	$101,749	$27,763	$12,206	$9,324	$9,549	$7,376
Other current assets	126	165,534	200,001	10,860	16,297	27,376	6,002
Investments in affiliates(a)	178,245	(987,290)	5,736	782	—	(123,084)	(67,909)
Property and equipment, net	223,571	2,441,196	1,116,381	128,087	282,555	92,381	143,173
Goodwill	1,617,324	1,875,285	2,196,749	260,484	208,053	316,085	226,941
Intangible assets subject to amortization(b)	622,500	—	512,985	67,404	—	72,756	—
Other assets, net	(77,397)	142,393	27,476	—	9,950	4,263	9,797
Current liabilities	—	(398,549)	(359,207)	(35,543)	(70,502)	(61,530)	(79,611)
Long-term debt and capital lease obligations	(11,697)	(2,112,722)	(1,415,272)	(14,865)	—	(217,927)	(38,394)
Other long-term liabilities	(56,329)	(415,099)	(75,043)	(19,184)	(6,881)	(16,809)	(12,229)
Minority interests in subsidiaries	994,817	(812,497)	(11,666)	—	—	—	(198,241)
Additional paid-in capital(c)	—	—	—	—	—	52,424	198,241

Total purchase price	$3,491,160	$—	$2,225,903	$410,231	$448,796	$155,484	$195,146

Cash consideration	$694,517	$—	$2,212,258	$407,074	$428,214	$154,952	$—
Direct acquisition costs	9,018	—	13,645	3,157	20,582	532	3,391
Issuance of derivative instrument	—	—	—	—	—	—	11,755
Issuance of LGI stock	2,787,625	—	—	—	—	—	—
Issuance of subsidiary stock	—	—	—	—	—	—	180,000

Total purchase price	$3,491,160	$—	$2,225,903	$410,231	$448,796	$155,484	$195,146

(a)	The investment in affiliate amounts for Super Media/ J:COM, Austar and Metrópolis include reductions of $1,052,468,000, $161,835,000, and $67,909,000, respectively, related to the elimination of the carrying amount of our equity method investment in such entities upon our acquisition of a controlling interest.

(b)	The amounts reflected as intangible assets subject to amortization primarily relate to our preliminary assessment of the fair value of customer relationships. Such acquired intangible assets had a preliminary weighted average life of 9.2 years at the respective acquisition dates.

(c)	The minority interests’ share in the deficit of Austar at the transaction date has been recorded as a reduction of additional paid-in capital in accordance with the guidance set forth in EITF D-84,

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Accounting for Subsequent Investments in an Investee After Suspension of Equity Method Loss Recognition When an Investor Increases Its Ownership Interest from Significant Interest to Control through a Market Purchase of Voting Securities.

(d)	The amounts reflected in the LGI Combination column reflect the adjustments to the consolidated assets and liabilities of UGC at June 15, 2005 that resulted from the application of step acquisition accounting in connection with the LGI Combination.
The purchase accounting for each of the Significant 2005 Acquisitions, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

Pro Forma Information for 2005 Acquisitions
The following unaudited pro forma condensed consolidated operating results give effect to (i) the Significant 2005 Acquisitions, (ii) the consolidation of Super Media/ J:COM. and (iii) the July 1, 2004 acquisition of Noos and the subsequent April 2005 acquisition of the remaining 19.9% minority interest in UPC Broadband France as described below, as if such transactions had been completed as of January 1, 2005 (for 2005 results) and as of January 1, 2004 (for 2004 results).
These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Years Ended December 31,

	2005	2004

		as adjusted
		(note 22)
	amounts in thousands,
	except per share amounts
Revenue	$6,195,253	$5,385,410

Net loss from continuing operations	$(338,863)	$(524,388)

Loss per share from continuing operations	$(0.72)	$(1.16)

Other 2005 Acquisitions
Acquisition of the Remaining 19.9% Minority Interest in UPC Broadband France — In April 2005, a subsidiary of UPC Holding exercised the call right acquired in connection with the July 2004 Noos acquisition (see below) and purchased the remaining 19.9% minority interest in UPC Broadband France SAS (UPC Broadband France) that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash. UPC Broadband France is an indirect wholly owned subsidiary and owner of our French broadband video and Internet access operations. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
and liabilities of UPC Broadband France, taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.
Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of (i) $50,000,000 in cash, before considering direct acquisition costs of $2,154,000, and (ii) 351,110 shares of LGI Series A common stock and 351,110 shares of LGI Series C common stock valued at $14,973,000. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
The Zone Vision Class A shares purchased by chellomedia represented an 87.5% interest in Zone Vision on a fully diluted basis. Subject to certain vesting conditions, Class B1 shares that initially represented 12.5% of Zone Vision’s outstanding equity were issued to a group of selling shareholders of Zone Vision, who were retained as employees. In addition, the retained employees were entitled to receive the LGI Series A common stock and LGI Series C common stock that we issued as purchase consideration, subject to an escrow agreement. In light of the vesting conditions associated with the Zone Vision Class B1 and LGI Series A and LGI Series C shares, we are recording stock compensation with respect to these arrangements.
Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on January 7, 2008, and 100% of their interest on January 7, 2010. chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is limited to an amount equal to ten times EBITDA, as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put. As of December 31, 2005, the Zone Vision Class B1 shareholders hold vested and unvested shares representing a 10% interest in Zone Vision on a fully diluted basis that are subject to the put rights.
Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000 at the transaction date) in cash. We purchased Telemach to increase our market presence in Central and Eastern Europe.
Chofu — On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft Corporation (Microsoft) and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at the transaction date) to acquire each entities’ respective interests in Chofu Cable, Inc. (Chofu Cable), a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at the transaction date). As a result of this transaction, J:COM acquired an approximate 92% equity interest in Chofu Cable.
J:COM Setamachi — On September 30, 2005, J:COM paid cash of ¥9,200 million ($81,022,000 at the transaction date) and assumed debt and capital lease obligations of ¥5,480 million ($48,261,000 at the transaction date) to purchase 100% of the outstanding shares of Odakyu Telecommunications Services Co., Ltd., now known as J:COM Setamachi Co. Ltd. (J:COM Setamachi). J:COM immediately repaid ¥3,490 million ($30,735,000 at the transaction date) of the assumed debt. J:COM Setamachi is a broadband communications provider in Japan.
IPS — On November 23, 2005, Plator Holdings B.V. (Plator Holdings), an indirect subsidiary of chellomedia, paid cash consideration of $62,812,000 to acquire the 50% interests that it did not already own in certain businesses that provide thematic television channels in Spain and Portugal (IPS). Plator Holdings financed the purchase price with new bank borrowings. Following the transaction, Plator Holdings indirectly holds its interests in IPS through its 100% ownership interests in Nidlo B.V., Iberian Programming Services C.V. and

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Multicanal Iberia SL. Prior to this transaction, we used the equity method to account for our investment in IPS. We have accounted for this transaction as a step acquisition of a 50% interest in IPS.
Accounting Treatment of UPC Broadband France, Zone Vision, Telemach, Chofu, J:COM Setamachi and IPS Acquisitions — We have used the purchase method to account for the interests acquired in UPC Broadband France, Zone Vision, Telemach, IPS, Chofu and J:COM Setamachi. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the IPS acquisition, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based upon the final assessment of the fair values of the IPS’ identifiable tangible and intangible assets and liabilities. As the open items in the valuation process generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. We do not expect these adjustments to be material in relationship to our total assets or operating results. When considered individually, none of the UPC Broadband France, Zone Vision, Telemach, IPS, Chofu or J:COM Setamachi acquisitions would have had a material impact on our results of operations if such acquisitions had occurred on January 1, 2004.

2004 Acquisitions

Acquisition of Controlling Interest in UGC
On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders (the Founders) transferred 8.2 million shares of UGC Class B common stock to our company in exchange for 12.6 million shares of Liberty Media Series A common stock valued, for accounting purposes, at $152,122,000 and a cash payment of $12,857,000. We also incurred $2,970,000 of acquisition costs in connection with this transaction (the UGC Founders Transaction). The UGC Founders Transaction was the last of a number of independent transactions that occurred from 2001 through January 2004 pursuant to which we acquired our controlling interest in UGC. For information concerning our transactions with UGC during 2003, see note 6.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Our acquisition of 281.3 million shares of UGC common stock in January 2002 gave us a greater than 50% economic interest in UGC, but due to certain voting and standstill arrangements, we used the equity method to account for our investment in UGC through December 31, 2003. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by us of our voting power with respect to UGC terminated, and we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004. We have accounted for our acquisition of UGC as a step acquisition, and have allocated our investment basis to our pro rata share of UGC’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders’ shares, our investment basis in UGC had been reduced to zero as a result of the prior recognition of our share of UGC’s losses. The following table reflects the amounts allocated to our assets and liabilities upon completion of the January 2004 acquisition of the Founders’ shares (amounts in thousands):

Cash	$310,361
Other current assets	298,826
Property and equipment	3,386,252
Goodwill	2,023,374
Customer relationships(1)	379,093
Trade names	62,441
Other intangible assets	4,532
Investments and other assets	347,542
Current liabilities	(1,407,275)
Long-term debt	(3,615,902)
Deferred income taxes	(754,111)
Other liabilities	(259,492)
Minority interest	(607,692)

Aggregate purchase price	167,949
Issuance of Liberty Media common stock	(152,122)

Aggregate cash consideration (including direct acquisition costs)	$15,827

(1)	The estimated weighted-average amortization period on January 1, 2004 for the intangible asset associated with customer relationships was 4.9 years.
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

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.

PHL
On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,483,000 at the transaction date) to PHL. The proceeds from this loan were used to provide funds to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL acquisition is deemed to have occurred on June 1, 2004. Our results of operations would not have been materially affected if the PHL acquisition had occurred on January 1, 2003.

Acquisitions of Noos
On July 1, 2004, UPC Broadband France acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43,732,000 ($56,883,000 as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567,102,000 ($689,989,000 at the transaction dates), consisting of €487,085,000 ($592,633,000 at the transaction date) in cash, a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000 at the transaction date) and €8,678,000 ($10,558,000 at the transaction date) of direct acquisition costs.
We accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values. UGC recorded a loss of approximately €9,679,000 ($11,776,000) associated with the dilution of its ownership interest in UPC Broadband France as a result of the Noos transaction. Our $6,102,000 share of this loss is reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity.
The following table presents the purchase price allocation for UGC’s acquisition of an 80.1% interest in Noos, together with the effects of the sale of a 19.9% interest in UGC’s historical French operations. Minority

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
interest was computed based on 19.9% of the fair value of our historical French operations and 19.9% of the historical carrying amount of Noos.

amounts in
thousands

Working capital	$(106,744)
Property, plant and equipment	769,852
Intangible assets(1)	11,815
Other long-term assets	4,066
Other long-term liabilities	(7,099)
Minority interest	(85,359)
Equity in UPC Broadband France	6,102

Cash consideration for Noos	592,633
Less cash acquired	(18,791)

Net cash consideration for Noos	$573,842

(1)	The estimated weighted-average amortization period for the intangible assets (favorable programming contract and tradename) at acquisition was 3.8 years.
As discussed above under 2005 Acquisitions, in April 2005 a subsidiary of UPC Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90,105,000 ($115,950,000 at the transaction date) in cash.

Pro Forma Information reflecting 2004 Acquisitions
The following unaudited pro forma condensed consolidated operating results give effect to (i) the UGC transaction and (ii) the July 1, 2004 acquisition of Noos, as if they had been completed as of January 1, 2004 (for 2004 results) and as of January 1, 2003 (for 2003 results). These pro forma amounts are not necessarily indicative of operating results that would have occurred if the UGC and Noos acquisitions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable:

	Years ended December 31,

	2004	2003

	as adjusted
	(note 22)
	amounts in thousands, except
	per share amounts
Revenue	$2,731,769	$2,261,564

Net loss from continuing operations	$(27,292)	$(669,058)

Loss per share from continuing operations	$(0.08)	$(2.19)

Discontinued Operations and Other Dispositions
UPC Norway — On December 19, 2005 we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006 we sold UPC Norway for cash proceeds of approximately €448 million ($542 million at the transaction date). On January 24, 2006, proceeds from the sale of UPC

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Norway of approximately €175 million ($214 million at the transaction date) were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility (see note 10).
In accordance with SFAS 144, we have presented UPC Norway as a discontinued operation in our consolidated financial statements. UPC Norway was a subsidiary of UGC and was included in our Other Western Europe operating segment. As noted above, we began consolidating UGC effective January 1, 2004.
The operating results of UPC Norway that are included in discontinued operations are presented in the following table:

	Year ended December 31,

	2005	2004

	amounts in thousands
Revenue	$133,335	$112,395

Operating income	$15,650	$1,018

Earnings (loss) before income taxes and minority interests	$4,060	$(11,610)

Net earnings (loss) from discontinued operations	$3,494	$(7,772)

As noted above, we were required to repay approximately €175 million ($214 million at the transaction date) of the debt outstanding under the UPC Broadband Holding Bank Facility from the proceeds of the sale transaction. The allocated interest expense incurred on this debt of $12,186,000 and $12,839,000 for the years ended December 31, 2005 and 2004, respectively, is included in discontinued operations.
The major assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2005 are as follows (amounts in thousands):

Current assets	$14,686
Property and equipment, net	162,915
Intangible and other assets, net	166,956

Total assets	$344,557

Current liabilities	$35,266
Other long-term liabilities	9,599

Total liabilities	$44,865

SBS Investment — On November 8, 2005, we sold our available-for-sale investment in SBS Broadcasting S.A. (SBS), a European commercial television and radio broadcasting company. For additional information, see note 7.
The Wireless Group Investment — In June 2005, we sold our equity method investment in The Wireless Group plc for cash proceeds of £20,304,000 ($37,126,000 at the transaction date). We recorded a gain of $17,261,000 in connection with this transaction.
TyC and FPAS Equity Method Investments — On April 29, 2005, we sold our entire equity interest in Fox Pan American Sports, LLC (FPAS), and a $4 million convertible subordinated note issued by FPAS, to another unaffiliated member of FPAS for a cash purchase price of $5 million. In addition, our majority owned subsidiary, Liberty Programming Argentina, LLC (LPA LLC), sold its entire equity interest in Torneos y

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Competencias S.A. (TyC) to an unrelated entity for total consideration of $20,940,000, consisting of $13,000,000 in cash and a $7,940,000 secured promissory note issued by FPAS and assigned to our company by the purchaser. The owner of the minority interest in LPA LLC received approximately $3,625,000 of the total consideration received in connection with the sale of TyC upon the redemption of such interest. At March 31, 2005, we considered our investments in TyC and FPAS to be held for sale. As a result, we included cumulative foreign currency translation losses of $85,984,000 in the carrying value of our investment in TyC for purposes of our March 31, 2005 impairment assessment. As a result of this analysis, we recorded a $25,389,000 impairment charge during the three months ended March 31, 2005 to write-off the full amount of our investment in the equity of TyC at March 31, 2005. This impairment charge is included in share of earnings (losses) of affiliates, net in our consolidated statement of operations. In the second quarter of 2005, we recognized an additional pre-tax loss of $62,678,000 in connection with the April 29, 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.
Cablevisión Subscription Rights — In March 2005, we completed the sale of a subscription right with respect to Cablevisión S.A. (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40,527,000. For additional information, see note 16.
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
Telewest Investment — On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest Global Inc. (Telewest), the successor to Telewest Communications plc. In connection with this transaction, we recognized a pre-tax gain of $168,301,000, representing the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes. During the third and fourth quarters of 2004, we sold all of the acquired Telewest shares for aggregate cash proceeds of $215,708,000, resulting in a pre-tax loss of $16,407,000. Based on our third quarter 2004 determination that we would dispose of all remaining Telewest shares during the fourth quarter of 2004, the $12,429,000 excess of the carrying value over the fair value of the Telewest shares that we held as of September 30, 2004 was included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Consistent with our classification of the Senior Notes and Senior Discount Notes and the Telewest common stock as available-for-sale securities, the above-described gains and losses were reflected as components of our accumulated other comprehensive earnings (loss) account prior to their reclassification into our consolidated statements of operations.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(6)	Investments in Affiliates Accounted for Using the Equity Method
Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

				December 31,
	December 31, 2005			2004

	Percentage		Carrying	Carrying
	ownership		amount	amount

	dollar amounts in thousands
Jupiter TV Co., Ltd. (Jupiter TV)	50%		$266,422	$290,224
Telenet Group Holdings N.V. (Telenet)	(a	)	293,551	232,649
Mediatti Communications, Inc. (Mediatti)	(b	)	59,072	58,586
Super Media/ J:COM	(c	)	—	1,052,468
Metrópolis-Intercom S.A. (Metrópolis)	(d	)	—	57,344
Austar	(e	)	—	19,204
Other	Various		170,021	155,167

			$789,066	$1,865,642

(a)	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below.

(b)	At December 31, 2005, we held our ownership interest in Mediatti through a 94.6% owned subsidiary, which in turn owned a 36.4% voting interest and an additional 6.64% interest that has limited veto rights.

(c)	For information concerning our ownership interest in Super Media and Super Media’s ownership interest in J:COM, see note 5.

(d)	For financial reporting purposes, we began consolidating the results of operations of Metrópolis effective April 1, 2005. See note 5.

(e)	For financial reporting purposes, we began consolidating the results of Austar effective December 31, 2005. See note 5.
The following table sets forth our share of earnings (losses) of affiliates including any charges for other-than-temporary declines in fair value:

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Jupiter TV	$27,759	$14,644	$11,775
Telenet	(33,494)	—	—
Austar	13,100	976	—
Mediatti	(6,909)	(2,331)	—
Metrópolis	(6,782)	(8,355)	(8,291)
Super Media/ J:COM	—	45,092	20,341
Other	(16,623)	(11,316)	(10,086)

	$(22,949)	$38,710	$13,739

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Our share of earnings (losses) of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $29,187,000, $25,973,000 and $12,616,000 during 2005, 2004 and 2003, respectively. Such other-than-temporary losses are primarily related to TyC, Metrópolis and FPAS, which are included in other in the above tables. See note 5.
At December 31, 2005 and 2004, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates’ net assets by $566,787,000 and $757,235,000, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives. At December 31, 2005, such estimated useful lives ranged from 5 to 10 years.

Jupiter TV
Jupiter TV, formerly Jupiter Programming Co., Ltd., a 50% joint venture formed in 1996 by our company and Sumitomo, is a programming company in Japan, which owns and invests in a variety of channels including Shop Channel. The functional currency of Jupiter TV is the Japanese yen.
On April 22, 2004, Jupiter TV issued 24,000 shares of Jupiter TV ordinary shares to Sumitomo for ¥6 billion ($54,260,000 as of April 22, 2004). On April 26, 2004, Jupiter TV paid ¥3 billion ($27,677,000 as of April 26, 2004) to each of our company and Sumitomo to redeem 12,000 shares of Jupiter TV ordinary shares from each shareholder. On April 27, 2004, we transferred our 100% indirect ownership interest in Liberty J-Sports, Inc. (Liberty J-Sports), the owner of an indirect minority interest in J-SPORTS Broadcasting Corporation, to Jupiter TV in exchange for 24,000 ordinary shares of Jupiter TV valued at ¥6 billion ($54,805,000 as of April 27, 2004). We recognized a $25,256,000 gain on this transaction, representing the excess of the cash received from the earlier share redemption over 50% of our historical cost basis in Liberty J-Sports.
Summarized financial information of Jupiter TV is as follows:

	December 31,

	2005	2004

	amounts in thousands
Financial Position
Current assets	$237,384	$150,059
Investments	70,569	67,669
Property and equipment, net	47,123	52,017
Intangible and other assets, net	59,207	36,604

Total assets	$414,283	$306,349

Current liabilities	$179,120	$108,684
Debt and capital leases	31,129	56,861
Other liabilities	6,289	3,576
Minority interest	48,667	29,840
Owners’ equity	149,078	107,388

Total liabilities and equity	$414,283	$306,349

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Results of Operations
Revenue	$793,233	$567,493	$412,013
Operating, selling, general and administrative expenses	(646,246)	(486,715)	(357,509)
Depreciation, amortization and impaiment	(23,039)	(12,977)	(10,427)

Operating income	123,948	67,801	44,077
Other, net	(68,422)	(37,704)	(21,112)

Net earnings	$55,526	$30,097	$22,965

Telenet
On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired LMI’s wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the Investcos) and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the Investco debt security. At December 31, 2005, the accreted value of our preferred interest in Belgian Cable Investors was $182,591,000. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by Belgium Cable Investors. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors.
On October 14, 2005, Telenet completed an IPO at a price of €21 ($25.26 at the transaction date) per share of 30,553,293 ordinary shares held by existing shareholders, and 13,333,333 newly issued Telenet ordinary shares. In addition, we have been informed by Telenet that a total of 14,269 new Telenet shares were sold to employees of Telenet at a discounted price of €17.50 ($21.05 at the transaction date) in an offering open only to Telenet employees that closed on October 21, 2005. The foregoing share and per share amounts and all Telenet share amounts referenced elsewhere herein reflect a 3 for 1 stock split that was effected in connection with the Telenet IPO. In connection with the dilution of the Investcos’ ownership interest in Telenet from 18.92% to 16.40% as a result of the Telenet IPO, we recorded a gain of €31,456,000 ($38,371,000 at the transaction date), which is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity. No deferred income taxes were required to be provided on this gain.
In connection with the Telenet IPO, one of our indirect subsidiaries, chellomedia Investments B.V. (chellomedia Investments), purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €160,221,000 ($193,667,000 at the transaction date). Of the 7,722,918 shares, 3,056,645 were purchased from existing shareholders as a substitute for exercising preemptive rights with respect to the primary shares sold in the offering. The remaining 4,666,273 shares were acquired from our co-investors in Telenet. As a result of the purchases, (i) chellomedia Investments and Belgian Cable Investors increased their combined economic ownership in the outstanding ordinary shares of Telenet from 14.1% to 19.89%, representing the 7,722,918 shares purchased by chellomedia Investments and Belgian Cable Investors’ attributed ownership of 12,208,356 or 94.72% of the 12,888,418 shares held directly

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
by the Investcos. Following the completion of the Telenet IPO and related transactions (including the chellomedia Investments purchases), chellomedia Investments and Belgian Cable Investors together exercise voting control over a total of 21.50% of the Telenet shares outstanding following the Telenet IPO.
Belgian Cable Investors additionally holds call options to acquire an additional 25,418,826 shares in Telenet, or 25.37% of the total shares outstanding following the Telenet IPO. The call options are priced at €20 ($23.67) per share as to 6,750,000 shares (all of which expire in August 2009, or earlier under certain circumstances) and €25 ($29.58) per share as to 18,668,826 shares (of which 10,093,041 expire in August 2007 and 8,575,785 expire in August 2009, or earlier under certain circumstances). The Investcos also hold certain warrants that are convertible into 120,000 Telenet ordinary shares at a price of €13.33 ($15.77) per share and together with one of the third party investors in the Investcos, the Investcos hold certain call options expiring on December 1, 2006 to purchase Telenet ordinary shares from another investor at a price of €25 ($29.58) per share. Belgian Cable Investors has a 66.04% interest in the warrants and call options held by the Investcos.
Following the Telenet IPO, we began accounting for the aforementioned call options and warrants as derivative instruments that are carried at fair value, with changes in fair value reported in our statements of operations. Prior to the consummation of the Telenet IPO, these instruments were included with our equity method investment in Telenet and carried at cost, subject to other-than-temporary impairment, due to the fact that the instruments did not then meet the definition of a derivative instrument.
Certain securities issued by the Investcos to third parties are mandatorily redeemable on March 30, 2050, and are redeemable at the option of the holder upon and at any time following an IPO of Telenet or the occurrence of certain other events. In connection with the consummation of the Telenet IPO on October 14, 2005, the Investcos’ securities held by third parties became immediately redeemable at the option of the holder, and the Investcos redeemed €72,962,000 ($88,181,000 at the transaction date) of these securities subsequent to the Telenet IPO in October 2005. During 2005, we recorded increases to the estimated fair value of these securities aggregating €28,287,000 ($35,170,000 at the average rate during the period), including a €33,312,000 ($41,565,000 at the average rate during the period) third quarter 2005 increase that was largely associated with the increased liquidity of the underlying Telenet shares following the Telenet IPO. These fair value increases are included in interest expense in our consolidated statement of operations. We have included the remaining fair value of these mandatorily redeemable securities of €10,745,000 ($12,715,000) at December 31, 2005 in the current portion of debt and capital lease obligations in our consolidated balance sheet.
As further described in note 20, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.
At December 31, 2005, the aggregate market value of the Telenet ordinary shares indirectly owned by our company was €314,914,000 ($372,635,000).

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Summarized financial information of Telenet for the period in which we used the equity method to account for Telenet is as follows:

December 31, 2005

amounts in
thousands
Financial Position
Current assets	$399,936
Property and equipment, net	1,116,932
Goodwill	1,201,659
Other assets, net	374,506

Total assets	$3,093,033

Current liabilities	$616,613
Debt	1,577,843
Other liabilities	57,444
Owners’ equity	841,133

Total liabilities and equity	$3,093,033

Year ended December 31, 2005

amounts in thousands
Results of Operations
Revenue	$916,253
Operating, selling, general and administrative expenses	(505,234)
Depreciation and amortization	(246,203)

Operating income	164,816
Interest expense, net	(239,441)
Other, net	(15,852)

Net loss	$(90,477)

Mediatti
Mediatti is a provider of cable television and high speed Internet access services in Japan. During 2004, we completed three transactions that resulted in our acquisition of 21,572 Mediatti shares for an aggregate cash purchase price of ¥6,257 million ($59,129,000). In 2005 we acquired an additional 5,863 Mediatti shares for an aggregate cash purchase price of ¥1,701 million ($15,434,000). Our interest in Mediatti is held through Liberty Japan MC, LLC, (Liberty Japan MC), a company of which we own approximately 94.6% and Sumitomo owns approximately 5.4%.
At December 31, 2005, Liberty Japan MC owned a 36.4% voting interest in Mediatti and an additional 6.64% interest that has limited veto rights in the form of Class A shares. On January 6, 2006, such Class A shares were converted into voting common stock. In February 2006, Liberty Japan MC acquired an additional 3.05% voting interest in Mediatti for cash consideration of ¥1,044 million ($8,777,000 at the transaction date). Following the February 2006 transaction, Liberty Japan MC owned a 46.09% voting interest in Mediatti.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Liberty Japan MC, Olympus Mediacom L.P. (Olympus Mediacom) and two minority shareholders of Mediatti have entered into a shareholders agreement pursuant to which Liberty Japan MC has the right to nominate three of Mediatti’s seven directors and which requires that significant actions by Mediatti be approved by at least one director nominated by Liberty Japan MC.
The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10%, a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus Mediacom has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at the then fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at the then fair value. If Olympus Mediacom does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus Mediacom and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus Mediacom put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.

Super Media/ J:COM
Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting through December 31, 2004. As a result of a February 2005 change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. For additional information, see note 5.
On August 6, 2004, J:COM used cash proceeds received pursuant to capital contributions from our company, Sumitomo and Microsoft to repay shareholder loans with an aggregate principal amount of ¥30,000 million ($275,660,000 at August 6, 2004). Such amount includes ¥14,065 million ($129,237,000 at August 6, 2004) of shareholder loans held by us that were effectively converted to equity in these transactions. Such transactions did not materially impact the J:COM ownership interests of our company, Sumitomo or Microsoft.
On December 21, 2004, we received cash proceeds of ¥42,755 million ($410,080,000 at December 21, 2004) in repayment of all principal and interest due to our company from J:COM pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized a pre-tax gain of $55,350,000 in our statement of operations related to foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings (loss).
In 2003, we purchased an 8% equity interest in J:COM from Sumitomo for $141,000,000 in cash, and we and Sumitomo each converted certain shareholder loans to equity interests in J:COM.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Summarized financial information of J:COM for the periods in which we used the equity method to account for J:COM is as follows:

December 31, 2004

amounts in
thousands
Financial Position
Investments	$65,178
Property and equipment, net	2,441,196
Intangible and other assets, net	1,783,162

Total assets	$4,289,536

Debt	$2,260,805
Other liabilities	677,595
Owners’ equity	1,351,136

Total liabilities and equity	$4,289,536

	Year ended December 31,

	2004	2003

	amounts in thousands
Results of Operations
Revenue	$1,504,709	$1,233,492
Operating, selling, general and administrative expenses	(915,112)	(805,174)
Stock-based compensation	(783)	(840)
Depreciation and amortization	(378,868)	(313,725)

Operating income	209,946	113,753
Interest expense, net	(94,958)	(68,980)
Other, net	(15,532)	1,335

Net earnings	$99,456	$46,108

UGC
Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when the carrying value of our investment in UGC was reduced to zero in 2002.
At December 31, 2003, we owned an approximate 50% economic interest and an 87% voting interest in UGC. Pursuant to certain voting and standstill arrangements, we were unable to exercise control of UGC, and accordingly, we used the equity method of accounting for our investment through December 31, 2003.
As discussed in detail in note 5, on January 5, 2004, we completed a transaction pursuant to which we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Summarized financial information for UGC for 2003 is as follows:

Year ended
December 31, 2003

amounts in thousands
Results of Operations
Revenue	$1,891,530
Operating, selling, general and administrative expenses	(1,262,648)
Depreciation and amortization	(808,663)
Impairment of long-lived assets, restructuring charges and stock-based compensation	(476,233)

Operating loss	(656,014)
Interest expense	(327,132)
Gain on extinguishment of debt	2,183,997
Share of earnings of affiliates	294,464
Foreign currency transaction gains, net	121,612
Minority interest in losses of subsidiaries	183,182
Other, net	195,259

Net income from continuing operations	$1,995,368

(7)	Other Investments
The following table sets forth the carrying amount of our other investments:

	December 31,

	2005	2004

	amounts in thousands
ABC Family	$365,082	$387,380
News Corp.	85,525	102,630
SBS	—	241,500
Other	118,452	107,098

Total other investments	$569,059	$838,608

Our investments in ABC Family and News Corp. are accounted for as available-for-sale securities. We accounted for our investments in SBS and Telewest (see discussion below) as available-for-sale securities during the periods in which we held those investments.

ABC Family
At December 31, 2005, we owned a 99.9% beneficial interest in 345,000 shares of the 9% Series A preferred stock of ABC Family with an aggregate liquidation value of $345 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. Liberty Media contributed this interest to our company in connection with the spin off. We recognized dividend income on the ABC Family preferred stock

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
of $31,050,000 during the year ended December 31, 2005 and $18,217,000 during the period from the Spin Off Date through December 31, 2004. During the fourth quarter of 2005, we recognized a $3,403,000 loss to reflect an other-than-temporary decline in the fair value of the ABC Family preferred stock held by us at December 31, 2005.

SBS
At December 31, 2004, UGC owned 6,000,000 shares or approximately 19% of the outstanding shares of SBS. On November 8, 2005, we received cash consideration of €276,432,000 ($325,554,000 at the transaction date) in connection with the disposition of our 19% ownership interest in SBS. We recorded a pre-tax gain of $89,069,000 in connection with this transaction. Consistent with our classification of our SBS shares as available-for-sale securities, the above-described gain was reflected as a component of our accumulated other comprehensive earnings (loss) account prior to its reclassification into our consolidated statement of operations.

News Corp.
Liberty Media contributed 10,000,000 shares of News Corp. Class A common stock to our company in connection with the spin off. During the fourth quarter of 2004, we sold 4,500,000 shares of News Corp. Class A common stock for aggregate cash proceeds of $83,669,000 ($29,770,000 of which was received in 2005), resulting in a pre-tax gain of $37,174,000. Accordingly, we owned 5,500,000 shares of News Corp. Class A common stock at December 31, 2005 and 2004. In August 2005, we entered into a prepaid forward sale transaction with respect to our investment in News Corp. Class A common stock. See note 10.

Other
Prior to October 2004, we held a 10% ownership interest in each of three direct-to-home satellite providers that operate in Brazil (Sky Brasil), Mexico (Sky Mexico) and Chile and Colombia (Sky Multi-Country) (collectively, Sky Latin America), which were accounted for as cost investments.
In October 2004, we sold our interest in the Sky Multi-Country DTH platform in exchange for reimbursement by the purchaser of $1,500,000 of funding provided by us in the previous few months and the release from certain guarantees described below. We were deemed to owe the purchaser $6,000,000 in respect of the Sky Multi-Country platform, which amount was offset against a separate payment we received from the purchaser as explained below. We also agreed to sell our interest in the Sky Brasil DTH platform and granted the purchaser an option to purchase our interest in the Sky Mexico DTH platform.
On October 28, 2004, we received $54 million in cash from the purchaser, which consisted of $60 million consideration payable for our Sky Brasil interest less the $6 million we were deemed to owe the purchaser in respect of the Sky Multi-Country DTH platform. The $60 million is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied. In light of the contingencies involved, we will not treat the Sky Brasil transactions as a sale for accounting purposes until such time as the necessary regulatory approvals are obtained.
Following receipt of regulatory approval, we received $88 million in cash in February 2006 upon the sale of our Sky Mexico interest to the purchaser.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Unrealized holding gains and losses
Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings (loss), net of tax, are summarized as follows:

	December 31,

	2005		2004

	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

		amounts in thousands
Gross unrealized holding gains	$30,957	$—	$92,195	$18,516
Gross unrealized holding losses	$—	$—	$—	$—

(8)	Derivative Instruments
The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	December 31,

	2005	2004

	amounts in thousands
Cross-currency and interest rate exchange contracts	$174,572	$(23,264)
Embedded derivatives(1)	1,013	(48)
Foreign exchange contracts	6,335	(5,257)
Call and put contracts	12,859	49,218
Total return debt swaps	—	23,731
Other	830	(3,305)

Total(1)	$195,609	$41,075

Current asset	$7,328	$73,507
Long-term asset	227,939	2,568
Current liability	(22,453)	(14,636)
Long-term liability	(17,205)	(20,364)

Total(1)	$195,609	$41,075

(1)	Excludes embedded derivative components of the UGC Convertible Notes and the prepaid forward sale of News Corp. Class A common stock, as these amounts are presented together with the host debt instrument in long-term debt and capital lease obligations in our consolidated balance sheet. See note 10.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Cross-currency and interest rate exchange contracts	$216,022	$(64,097)	$—
Embedded derivatives(1)	69,999	23,032	—
Foreign exchange contracts	11,682	196	(22,626)
Call and put contracts	8,780	1,713	—
Total return debt swaps	—	2,384	37,804
Other	3,490	997	(2,416)

Total	$309,973	$(35,775)	$12,762

(1)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes and the August 2005 prepaid forward sale of the News Corp. Class A common stock. See note 10.

Cross-currency and Interest Rate Contracts
Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. With the exception of J:COM’s interest rate swaps, which as discussed below, are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our consolidated statements of operations. The terms of significant outstanding contracts at December 31, 2005, were as follows:

Cross-currency and Interest Rate Swaps:

			Interest rate (on
	Principal amount		principal amount)	Interest rate (on
	due from	Notional amount due	due from	notional amount) due
Maturity date	counterparty	to counterparty	counterparty	to counterparty

		amounts in thousands
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2011(1)	$525,000	€393,500	LIBOR + 3.0%	EURIBOR + 3.10%
October 2012(2)	1,250,000	944,000	LIBOR + 2.5%	6.06%

	$1,775,000	€1,337,500

Cablecom GmbH Cablecom GmbH), a subsidiary of Cablecom(3):
April 2007	€193,333	CHF 299,792	9.74%	8.33%
April 2007	96,667	149,896	9.74%	8.41%

	€290,000	CHF 449,688

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(1)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated EURIBOR-indexed floating rate debt.

(2)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated fixed rate debt.

(3)	Swap contract effectively converts the indicated principal amount of Cablecom Luxembourg’s Euro-denominated fixed-rate debt to CHF-denominated fixed-rate debt.

Interest Rate Swaps:

		Variable interest	Fixed interest rate
		rate due from	due to
Maturity date	Notional amount	counterparty	counterparty

	amounts in thousands
UPC Broadband Holding(1):
January 2006	€525,000	EURIBOR	2.26%
January 2006	550,000	EURIBOR	2.33%
April 2010	1,000,000	EURIBOR	3.28%
September 2012	500,000	EURIBOR	2.96%

	€2,575,000

LG Switzerland(2)
April 2007	€560,072	EURIBOR	2.82%

Cablecom Luxembourg S.C.A. (Cablecom Luxembourg), a subsidiary of Cablecom and the parent of Cablecom GmbH(3):
December 2010	CHF618,480	CHF LIBOR	2.19%
December 2012	711,520	CHF LIBOR	2.34%

	CHF1,330,000

Austar(4):
December 2006	AUD165,000	AUD LIBOR	5.67%
January 2009	115,800	AUD LIBOR	5.72%

	AUD280,800

Puerto Rico subsidiary(5):
May 2007	$31,875	LIBOR	3.75%
May 2009	31,875	LIBOR	3.98%

	$63,750

VTR(6):
June 2012	CLP140,401,800	TAB	7.01%

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

		Variable interest	Fixed interest rate
		rate due from	due to
Maturity date	Notional amount	counterparty	counterparty

	amounts in thousands
J:COM(7):
June 30, 2009	¥33,798,240	TIBOR	0.52%
December 30, 2009	5,500,000	TIBOR	0.55%
December 30, 2009	1,500,000	TIBOR	0.69%
December 30, 2009	3,000,000	TIBOR	0.70%

	¥43,798,240

(1)	Each contract effectively fixes the EURIBOR on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt.

(2)	At December 31, 2005, this contact effectively fixed the EURIBOR rate on the indicated principal amount of LG Switzerland’s Euro-denominated debt. The notional amount of this contract increases rateably through January 2007 to a maximum amount of €597,798,000 ($707,370,000) and remains at that level through the maturity date of the contract.

(3)	Each contract effectively fixes the CHF LIBOR on the indicated principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(4)	Each contract effectively fixes the Australian dollar (AUD) LIBOR on the indicated principal amount of Austar’s AUD-denominated debt.

(5)	Each contract effectively fixes the LIBOR on the indicated principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(6)	Contract effectively fixes the 90-day Chilean peso-denominated TAB (Tasa Activa Bancaria) on the indicated principal amount of VTR’s CLP-denominated debt.

(7)	These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) component of the variable interest rates on borrowings pursuant to J:COM’s Credit Facility (see note 10). J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Interest Rate Caps:
Each contract caps the EURIBOR rate on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt, as detailed below:

			Cap
Start date	Maturity date	Principal amount	level

		amounts in thousands
UPC Broadband Holding:
January 2005	January 2006	€1,500,000	3.0%
July 2005	January 2006	€1,100,000	3.0%
January 2006	July 2006	€900,000	4.0%
January 2006	January 2007	€600,000	4.0%
July 2006	January 2007	€400,000	4.0%
January 2007	January 2008	€750,000	3.5%

Embedded Derivatives
Our embedded derivatives include the equity derivative that is embedded in the UGC Convertible Notes, the equity derivative that is embedded in the prepaid forward sale of News Corp. Class A common stock and other less significant embedded derivatives. For additional information concerning the UGC Convertible Notes and the prepaid forward transaction, see note 10.

Foreign Exchange Contracts
Several of our subsidiaries have outstanding foreign currency forward contracts. A currency forward is an agreement to exchange cash flows denominated in different currencies at a specified future date (the maturity date) and at a specified exchange rate (the forward exchange rate) agreed on the trade date. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in our consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at December 31, 2005:

	Amounts converted

	Local currency	Foreign currency	Maturity dates

	amounts in thousands
UPC Broadband Holding	NOK 876,280	€109,320	January 2006
J:COM	¥ 1,033,000	$8,882	February — May 2006
VTR	CLP 16,408,905	$30,000	January — December 2006
LG Switzerland	CHF 925,133	€606,446	April 2007
Austar	AUD 62,987	$46,150	January 2006 — December 2007

CCC Put Right
In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to CCC with respect to the 20% interest in VTR owned by CCC. We account for the CCC Put Right at fair value, with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net. For additional information, see note 5.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Telenet Call Options and Warrants
As described in greater detail in note 6, Belgian Cable Investors and the Investcos own certain call options and warrants. Following the Telenet IPO (see note 6), we began accounting for the Telenet call options and warrants as derivative instruments that are carried at fair value, with changes in fair value reported in our statements of operations.

Call Agreements on LGI Series A common stock
During the fourth quarter of 2004, we paid aggregate cash consideration of $47,505,000 to enter into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LGI Series A common stock and 1,210,000 shares of LGI Series C common stock at combined exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock and LGI Series C common stock with an exercise price of zero. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005. We accounted for these call agreements as derivative assets due to the fact that the agreements did not meet all of the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), for classification as equity instruments.

Total Return Debt Swaps
At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of UPC Broadband Holding, and (ii) public debt of Cablevisión. Under the total return debt swaps, a counterparty purchased a specified amount of the underlying debt security for the benefit of our company. We posted collateral with the counterparties equal to 30% of the counterparty’s purchase price for the purchased indebtedness of UPC Broadband Holding and 90% of the counterparty’s purchase price for the purchased indebtedness of Cablevisión. We recorded a derivative asset equal to the posted collateral and such asset is included in other assets in our consolidated balance sheets. We earned interest income based upon the face amount and stated interest rate of the underlying debt securities, and paid interest expense at market rates on the amount funded by the counterparty. If the fair value of the underlying purchased indebtedness of UPC Broadband Holding declined by 10% or more, we were required to post cash collateral for the decline, and we recorded an unrealized loss on derivative instruments. The cash collateral related to UPC Broadband Holding indebtedness was further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar.
During the fourth quarter of 2004, we received cash proceeds of $35,800,000 in connection with the termination of a portion of the UPC Broadband Holding total return swap. During the first quarter of 2005, we received cash proceeds of $22,642,000 upon termination of the Cablevisión and UPC Broadband Holding total return swaps.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(9)	Long-lived Assets

Property and Equipment
The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,

	2005	2004

	amounts in thousands
Cable distribution systems	$8,442,910	$4,393,841
Support equipment, buildings and land	1,278,566	910,067

	9,721,476	5,303,908
Accumulated depreciation	(1,730,184)	(1,000,809)

Net property and equipment	$7,991,292	$4,303,099

During the second quarter of 2004, UGC recorded an impairment of $16,111,000 on certain tangible fixed assets of its wholly owned subsidiary, Priority Telecom. The impairment assessment was triggered by competitive factors in 2004 that led to greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data. In the fourth quarter of 2004, UGC recorded an impairment of $10,955,000 related to certain tangible fixed assets in The Netherlands.
Depreciation expense related to our property and equipment was $1,333,023,000, $851,070,000 and $14,642,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
At December 31, 2005 and 2004, the amount of property and equipment, net, recorded under capital leases was $342,717,000 and $35,429,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
During the year ended December 31, 2005, we recorded $153,247,000 of non-cash increases to our property and equipment as a result of assets acquired under capital lease arrangements. Most of these lease arrangements were entered into by J:COM.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Goodwill
Changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows:

						Foreign
				Reclassified	Release of	currency
				to	pre-acquisition	translation
	January 1,	LGI	Other	discontinued	valuation	adjustments	December 31,
	2005	Combination	acquisitions	operations	allowances	and other	2005

				amounts in thousands
Europe (Europe Broadband)
The Netherlands	$823,496	$573,801	$—	$—	$(5,570)	$(120,840)	$1,270,887
Switzerland	—	—	2,196,749	—	—	(31,337)	2,165,412
France	6,494	66,611	26,795	—	(386)	(5,073)	94,441
Austria	545,214	183,880	—	—	(7,356)	(75,667)	646,071
Other Western Europe	282,048	200,026	208,053	(122,876)	(2,008)	(73,241)	492,002

Total Western Europe	1,657,252	1,024,318	2,431,597	(122,876)	(15,320)	(306,158)	4,668,813

Hungary	192,984	198,548	—	—	(887)	(38,312)	352,333
Other Central and Eastern Europe	121,383	218,291	289,998	—	(3,065)	(13,254)	613,353

Total Central and Eastern Europe	314,367	416,839	289,998	—	(3,952)	(51,566)	965,686

Total Europe (Europe Broadband)	1,971,619	1,441,157	2,721,595	(122,876)	(19,272)	(357,724)	5,634,499
Japan (J:COM)(1)	2,077,861	—	123,765	—	(40,261)	(155,110)	2,006,255
Chile (VTR)	199,086	101,482	226,941	—	(26,362)	68,746	569,893
Corporate and Other	293,998	74,685	443,863	—	—	(3,122)	809,424

Total LGI(1)	$4,542,564	$1,617,324	$3,516,164	$(122,876)	$(85,895)	$(447,210)	$9,020,071

(1)	The January 1, 2005 balance for J:COM includes $1,875,285,000 that is associated with the January 1, 2005 consolidation of Super Media/ J:COM. See note 5.
Changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

			Release of		Foreign
			pre-acquisition		currency
	January 1,		valuation		translation	December 31,
	2004	Acquisitions	allowance	Impairments	adjustments	2004

			amounts in thousands
Europe (Europe Broadband)
The Netherlands	$—	$771,672	$(6,748)	$—	$58,572	$823,496
France	—	6,344	—	—	150	6,494
Austria	—	509,505	(3,292)	—	39,001	545,214
Other Western Europe	—	263,491	(5,095)	—	23,652	282,048

Total Western Europe	—	1,551,012	(15,135)	—	121,375	1,657,252

Hungary	—	173,838	(8,137)	—	27,283	192,984
Other Central and Eastern Europe	—	134,753	(30,233)	—	16,863	121,383

Total Central and Eastern Europe	—	308,591	(38,370)	—	44,146	314,367

Total Europe (Europe Broadband)	—	1,859,603	(53,505)	—	165,521	1,971,619

Japan (J:COM)	202,576	—	—	—	—	202,576
Chile (VTR)	—	191,785	(4,575)	—	11,876	199,086
Corporate and Other	323,000	—	—	(29,000)	(2)	293,998

Total LGI	$525,576	$2,051,388	$(58,080)	$(29,000)	$177,395	$2,667,279

During the years ended December 31, 2005 and 2004, certain of our subsidiaries reversed valuation allowances for deferred tax assets in various tax jurisdictions due to the realization or expected realization of tax benefits from these assets. The valuation allowances were originally recorded as part of the purchase accounting adjustments related to previous purchase method business combinations.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
During 2004, we recorded a $26,000,000 impairment of goodwill associated with a subsidiary that operates in Latin America, and a $3,000,000 impairment of goodwill associated with one or our equity affiliates. The impairment assessment for the Latin America subsidiary was triggered by our determination that it was more-likely-than-not that we will sell the Latin America subsidiary. Accordingly, the fair value used to assess the recoverability of the enterprise level goodwill associated with the Latin America subsidiary was based on the value that we would expect to receive upon any sale of the Latin America subsidiary.

Indefinite-lived Intangible Assets
During 2005, we recognized a $7,550,000 impairment charge to reduce the carrying value of the intangible asset associated with our franchise rights in Puerto Rico to its estimated fair value of $155,900,000. The estimated fair value was based on a discounted cash flow analysis.

Intangible Assets Subject to Amortization, Net
The details of our amortizable intangible assets are set forth below:

	December 31,

	2005	2004

	amounts in thousands
Gross carrying amount
Customer relationships	$1,600,279	$426,213
Other	75,204	31,420

	$1,675,483	$457,633

Accumulated amortization
Customer relationships	$(65,140)	$(69,038)
Other	(8,537)	(5,996)

	$(73,677)	$(75,034)

Net carrying amount
Customer relationships	$1,535,139	$357,175
Other	66,667	25,424

	$1,601,806	$382,599

Amortization of intangible assets with finite useful lives was $121,840,000, $64,678,000 and $472,000 in 2005, 2004 and 2003, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

2006	$214,667
2007	212,827
2008	209,285
2009	186,204
2010	183,921
Thereafter	594,902

Total	$1,601,806

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(10)	Debt
The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	December 31,

	2005	2004

	amounts in thousands
Debt:
UPC Broadband Holding Bank Facility	$4,052,837	$3,927,830
J:COM Credit Facility	1,059,771	—
UPC Holding Senior Notes	946,634	—
UGC Convertible Notes	565,471	655,809
Cablecom Luxembourg Floating Rate Notes	789,327	—
Cablecom Luxembourg Fixed Rate Notes	384,655	—
Cablecom Luxembourg Bank Facility	204,297	—
LG Switzerland PIK Loan	650,811	—
VTR Bank Facility	341,437	97,941
Other	730,953	262,812

Total debt	9,726,193	4,944,392

Capital lease obligations:
J:COM	326,603	—
Other subsidiaries	62,176	48,354

Total capital lease obligations	388,779	48,354

Total debt and capital lease obligations	10,114,972	4,992,746
Current maturities	(269,947)	(36,827)

Total long-term debt and capital lease obligations	$9,845,025	$4,955,919

UPC Broadband Holding Bank Facility
The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility, as amended, is secured by a pledge over the shares of UPC Broadband Holding and the shares of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.
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

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
(ii) EBITDA to total cash interest, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt to annualized EBITDA.
The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility are as follows:

						December 31,
		December 31, 2005				2004

				Unused	Outstanding	Outstanding
	Denomination			borrowing	principal	principal
Facility	Currency	Maturity	Interest rate (3)	capacity (2)	amount	amount

				amounts in thousands
A(1)(2)	Euro	June 30, 2008	EURIBOR + 2.75%	$591,646	$—	$—
B	Euro	—	—	—	—	1,581,927
C1	Euro	—	—	—	—	60,464
C2	USD	—	—	—	—	176,020
E	Euro	—	—	—	—	1,393,501
F1(1)	Euro	December 31, 2011	EURIBOR + 4.0%	—	165,661	190,918
F2(1)	USD	December 31, 2011	LIBOR + 3.5%	—	525,000	525,000
G(1)	Euro	April 1, 2010	EURIBOR + 2.50%	—	1,183,292	—
H1(1)	Euro	September 30, 2012	EURIBOR + 2.75%	—	650,811	—
H2(1)	USD	September 30, 2012	LIBOR + 2.75%	—	1,250,000	—
I(1)(2)	Euro	April 1, 2010	EURIBOR + 2.50%	313,573	278,073	—

Total				$905,219	$4,052,837	$3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility and Facility I is a redrawable term loan facility. The borrowing capacity under each facility can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the December 31, 2005 covenant compliance calculations, the aggregate amount that was available for borrowing under these Facilities was approximately €229 million ($271 million), subject to the completion of UPC Holding’s fourth quarter bank reporting requirements. Facility A and Facility I provide for an annual commitment fee of 0.75% of the unused portion of each Facility.

(3)	Interest rate information shown in the table does not reflect the impact of interest rate exchange agreements. As of December 31, 2005, the EURIBOR rates ranged from 2.10% to 2.46% and the LIBOR rates ranged from 3.69% to 4.05%. Excluding the effects of interest rate exchange agreements, the weighted-average interest rate on all Facilities at December 31, 2005 was approximately 5.75%.
On December 15, 2005 UPC Broadband Holding entered into amendments that waive the application of certain restrictive covenants contained in the UPC Broadband Holding Bank Facility to the disposition of entities comprising UPC Broadband Holding’s Scandinavian cable business. Pursuant to the terms of the amendments, a portion of the proceeds generated by such disposition, in an amount equal to four times the annualized EBITDA (as defined in the UPC Broadband Holding Bank Facility) of the disposed entities for the last two financial quarters for which financial information has been provided to the lenders, must be applied towards prepayment of borrowings under the UPC Broadband Holding Bank Facility. On January 24, 2006, a portion of the proceeds from the sale of UPC Norway of approximately €175 million ($214 million at the transaction date) were applied toward the prepayment of Facility I under the UPC Broadband Holding Bank Facility. The amount repaid may be reborrowed subject to covenant compliance.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

J:COM Credit Facility
On December 15, 2005, J:COM executed a ¥155 billion ($1.314 billion) credit facility agreement with a syndicate of banks led by The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation (the J:COM Credit Facility). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis pursuant to three facilities: a ¥30 billion ($254 million) five-year revolving credit loan (the Revolving Loan); an ¥85 billion ($721 million) five-year amortizing term loan (the Tranche A Term Loan); and a ¥40 billion ($339 million) seven-year amortizing term loan (the Tranche B Term Loan). On December 21, 2005 the proceeds of the term loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1.1 billion at the transaction date), under J:COM’s then existing credit facilities. In connection with the repayment of these loans, J:COM recorded a loss on extinguishment of debt of ¥2,469 million ($21,066,000 at the average exchange rate for the period) representing the write-off of the related unamortized deferred financing costs.
All three loans bear interest equal to TIBOR plus a variable margin to be adjusted based on the leverage ratio of J:COM. The weighted-average interest rate, including applicable margins, on the outstanding Term Loans at December 31, 2005 was approximately 0.533%. Borrowings under the revolving loan may be used by J:COM for general corporate purposes. Amounts drawn under the Tranche A Term Loan have a final maturity date of December 31, 2010, and amortize in quarterly installments commencing March 31, 2006. Amounts drawn under the Tranche B Term Loan have a final maturity date of December 31, 2012, and amortize in quarterly installments commencing March 31, 2011. The final maturity date of all revolving loans is December 31, 2010. The J:COM Credit Facility Agreement contains customary conditions to drawdowns, financial and other covenants and events of default. At December 31, 2005 ¥30 billion ($254,345,000) was available for borrowing under the J:COM Credit Facility. The J:COM Credit Facility provides for an annual commitment fee of 0.20% on the unused portion.

UPC Holding Senior Notes
On July 29, 2005 UPC Holding issued €500 million ($607 million at the borrowing date) principal amount of 7.75% Senior Notes. On October 10, 2005, UPC Holding issued €300 million ($363 million at the borrowing date) principal amount of 8.625% Senior Notes. Both issues of the UPC Holding Senior Notes mature on January 15, 2014.
Both issues of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured by a first-ranking pledge of all shares of UPC Holding.
At any time prior to July 15, 2008, UPC Holding may redeem some or all of the UPC Holding Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until July 15, 2008 using the discount rate equal to the yield of the comparable German government bond (BUND) issue as of the redemption date plus 50 basis points.
At any time on or after July 15, 2008, UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on July 15 of the years set out below:

	Redemption price

	7.75% Senior	8.625% Senior
Year	Notes	Notes

	Percentage of principal amount
2008	107.750%	108.625%
2009	103.875%	104.313%
2010	101.938%	102.156%
2011 and thereafter	100.000%	100.000%
In addition, at any time prior to July 15, 2008, UPC Holding may redeem up to 35% of the UPC Holding Senior Notes (at redemption price of 107.75% and 108.625% of the respective principal amounts) with the net proceeds from one or more specified equity offerings.
UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UGC Convertible Notes
On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock at an aggregate conversion price of €45.2719 for one share of LGI Series A common stock and one share of LGI Series C common stock, which was equivalent to a conversion price of $55.68 for one share of LGI Series A common stock and one share of LGI Series C common stock and a conversion rate of 22.09 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of LGI Series A common stock reaches a specified threshold, (2) the combined price of LGI Series A common stock and LGI Series C common stock reaches a specified threshold, (3) UGC has called the UGC Convertible Notes for redemption, (4) the trading price for the UGC Convertible Notes falls below either of two specified

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
thresholds or (5) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.
The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our consolidated statements of operations. The fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheet, as follows:

	December 31,

	2005	2004

	amounts in thousands
Debt host contract	$437,439	$462,164
Embedded equity derivative	128,032	193,645

	$565,471	$655,809

Cablecom Luxembourg Senior Notes
At December 31, 2005, the Cablecom Luxembourg Senior Notes were comprised of CHF259,000,000 ($196,913,000) principal amount of Cablecom Luxembourg Series A Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Series A CHF Notes), €157,900,000 ($186,842,000) principal amount of Cablecom Luxembourg Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Series A Euro Notes) and €335,700,000 ($397,231,000) principal amount of Cablecom Luxembourg Series B Floating Rate Senior Secured Notes due 2012 (the Cablecom Luxembourg Series B Euro Notes, and together with the Cablecom Luxembourg Series A CHF Notes and Cablecom Luxembourg Series A Euro Notes, the Cablecom Luxembourg Floating Rate Notes) and €289,900,000 ($343,036,000) principal amount of 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Fixed Rate Notes). The principal amounts disclosed in this paragraph do not include the premiums recorded as a result of the application of purchase accounting in connection with the Cablecom Acquisition.
In connection with the Cablecom Acquisition, under the terms of the Indentures for the Cablecom Luxembourg Senior Notes, Cablecom Luxembourg was required to effect a change of control offer (the Change of Control Offer) for the Cablecom Luxembourg Senior Notes at 101% of their respective principal amounts. Pursuant to the Change of Control Offer, Cablecom Luxembourg on December 8, 2005 used CHF268,711,000 of proceeds from the Facility A term loan under the Cablecom Luxembourg Bank Facility (see below) to (i) purchase CHF132,983,000 ($101,719,000 at the transaction date) of the Cablecom Luxembourg Series A CHF Notes, (ii) purchase €42,817,000 ($50,456,000 at the transaction date) of the Cablecom Luxembourg Series A Euro Notes, (iii) purchase €39,984,000 ($47,118,000 at the transaction date) principal amount of the Cablecom Luxembourg Series B Euro Notes and (iv) fund the costs and expenses of the Change of Control Offer. All of the purchased amounts set forth above include principal, call premium and accrued interest.
On January 20, 2006, Cablecom Luxembourg used the remaining available proceeds from the Facility A and Facility B term loans under the Cablecom Luxembourg Bank Facility to fund the redemption of all of the Cablecom Luxembourg Floating Rate Notes that were not tendered in the Change of Control Offer (the Redemption). The Redemption price paid was 102% of their respective principal amounts plus accrued and unpaid interest through the Redemption date.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The Cablecom Luxembourg Fixed Rate Notes mature on April 15, 2014. The indenture for the Cablecom Luxembourg Fixed Rate Notes includes customary restrictive covenants and events of default.
At any time prior to April 15, 2007, Cablecom Luxembourg may from time to time, redeem up to an aggregate of 40% of the original principal amount of the Cablecom Luxembourg Fixed Rate Notes with the net cash proceeds of one or more equity offerings at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.
At any time on or after April 15, 2007, Cablecom Luxembourg may redeem some or all of the Cablecom Luxembourg Fixed Rate Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set out below:

Year	Percentage

2007	109.375%
2008	107.031%
2009	104.688%
2010	103.125%
2011	101.563%
2012 and thereafter	100.000%
In addition, Cablecom Luxembourg may redeem all, but not less than all, of the Cablecom Luxembourg Fixed Rate Notes in the event of specified developments affecting taxation at a redemption price equal to 100% of the principal amount thereof with accrued and unpaid interest.
The Cablecom Luxembourg Fixed Rate Notes are contractually subordinated to the Cablecom Luxembourg Bank Facility and are structurally subordinated to the obligations of Cablecom GmbH.

Cablecom Luxembourg Bank Facility
On December 5, 2005, Cablecom Luxembourg and Cablecom GmbH entered into a facilities agreement (the Cablecom Luxembourg Bank Facility) with certain banks and financial institutions as lenders. The Cablecom Luxembourg Bank Facility provides the terms and conditions upon which (i) the lenders have made available to Cablecom Luxembourg two term loans (Facility A and Facility B) in an aggregate principal amount not to exceed CHF1.330 billion ($1.011 billion) and (ii) the revolving lenders under Cablecom GmbH’s existing CHF150 million ($114 million) revolving credit facility (the Existing Revolving Facility) have agreed to make available to Cablecom GmbH and certain of its subsidiaries a revolving credit facility in an aggregate principal amount not to exceed CHF150 million ($114 million) in replacement of the Existing Revolving Facility. The lenders under the Existing Revolving Facility waived their prepayment right resulting from the change of control triggered by the Cablecom Acquisition. The term loans are secured by a pledge of the shares of Cablecom GmbH, as well as the assignment of certain inter-company notes. Amounts owing under the revolving credit facility will be guaranteed by Cablecom Luxembourg.
The Facility A term loan, which matures December 31, 2010, was available to be drawn in Swiss Francs up to an aggregate principal amount of CHF618 million ($470 million), with CHF268,711,000 ($204,297,000) outstanding at December 31, 2005. The interest rate applicable to the Facility A term loan, which was 3.45% at December 31, 2005, is equal to CHF LIBOR plus a margin of 2.50% through June 5, 2007 (and thereafter the margin adjusts based on a leverage ratio) plus any mandatory costs. The remaining availability under the Facility A term loan was drawn in January 2006 to fund the Redemption.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The Facility B term loan, which is due September 30, 2012, was available to be drawn in Swiss Francs, U.S. Dollars or Euros up to an aggregate principal amount equivalent to CHF712 million ($541 million), with no principal outstanding at December 31, 2005. The interest rate applicable to principal denominated in Swiss Francs under the Facility B term loan is equal to CHF LIBOR plus a margin of 2.75% for the first nine months following draw-down and thereafter 2.50% plus, in each case, any mandatory costs. The interest rate applicable to principal denominated in Euros under the Facility B term loan is equal to EURIBOR plus a margin of 2.50% plus any mandatory costs. In January 2006, we borrowed the full availability under the Facility B term loan in the form of CHF355,760,000 ($277,279,000 at the redemption date) and €229,523,000 ($277,570,000 at the redemption date) to fund the Redemption.
The revolving credit facility, which matures December 31, 2010, had no outstanding principal amount at December 31, 2005. The interest rate applicable to the revolving credit facility is LIBOR plus a margin of 2.25%. The unused borrowing capacity (CHF150 million ($114 million) at December 31, 2005) incurs an annual commitment fee of 0.75%. Borrowing availability under the revolving credit facility is subject to covenant compliance.
The term loans and the revolving credit facility are subject to scheduled repayment dates. In addition, the term loans and the revolving credit facility must be prepaid on the occurrence of certain events, including a “change of control” of UGC Europe, Inc., Cablecom, Cablecom Luxembourg or Cablecom GmbH. The term loans and the revolving credit facility may also be voluntarily prepaid in whole or in part, without premium or penalty but subject to break funding costs.
The Cablecom Luxembourg Bank Facility includes an accession mechanism under which the term loan lenders have agreed to roll their participations in the term loans into the UPC Broadband Holding Bank Facility at the election of Cablecom Luxembourg at any time, subject to there being no actual event of default (as defined therein) under the Cablecom Luxembourg Bank Facility or actual or potential event of default (as defined therein) under the UPC Broadband Holding Bank Facility and provided that any amendments or waivers granted by the lenders under the UPC Broadband Holding Bank Facility have been approved by the applicable term loan lenders.
In addition to customary restrictive covenants and events of default, the Cablecom Luxembourg Bank Facility requires Cablecom Luxembourg to maintain certain ratios of total debt to EBITDA (as defined therein), senior debt to EBITDA, EBITDA to total cash interest and EBITDA to debt service.

LG Switzerland PIK Loan
The new €550 million ($667 million at the borrowing date), 9.5 year split-coupon floating rate PIK Loan was executed on October 7, 2005 pursuant to a PIK Loan Facility Agreement, dated September 30, 2005 as amended and restated on October 10, 2005 (the PIK Loan Facility). The PIK Loan Facility bears interest at a rate per annum equal to (i) 3-month EURIBOR (payable quarterly in cash), which was 2.22% at December 31, 2005, plus (ii) a margin of 1.75% (payable quarterly in cash), plus (iii) a PIK margin of 6.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LG Switzerland, paid in cash) plus (iv) with respect to any period, or part thereof, after April 15, 2008, an additional PIK margin of 2.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LG Switzerland, paid in cash). The net proceeds received from the PIK Loan of €531.7 million ($647.8 million at the borrowing date), less €50 million ($60.9 million at the borrowing date) placed in escrow to secure cash interest payments, were used to finance the Cablecom Acquisition.
The PIK Loan is unsecured senior debt of LG Switzerland and pari passu or senior in right of payment to all other indebtedness of LG Switzerland. The PIK Loan is structurally subordinated to all indebtedness of LG

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Switzerland’s subsidiaries, including the Cablecom Luxembourg Bank Facility and the Cablecom Luxembourg Senior Notes and any other future debt incurred by LG Switzerland’s subsidiaries. The PIK Loan is not guaranteed by Cablecom or any of its subsidiaries.
The PIK Loan may not be optionally prepaid prior to April 16, 2007. From and following April 16, 2007, the PIK Loan may be prepaid by LG Switzerland in designated minimum amounts. Optional prepayments during the 12-month period beginning on April 16, 2007 will be made at par. Optional prepayments from and following April 16, 2008 will be made at 102% of par. The PIK Loan matures on April 15, 2015.
The PIK Loan Facility contains covenants and events of default similar to the covenants governing the Cablecom Luxembourg Fixed Rate Notes described above. In addition, the PIK Loan Facility requires LG Switzerland to make a prepayment offer at 101% of par following a “change of control.”

VTR Bank Facility
VTR has a Chilean peso-denominated seven-year amortizing term senior secured credit facility (as amended, the VTR Bank Facility) totaling CLP175.502 billion ($341,437,000). In July 2005, VTR borrowed CLP14.724 billion ($25,456,000 as of the transaction date) under the VTR Bank Facility to fund the repayment of an existing obligation to CTC (see note 5). On September 9, 2005, the VTR Bank Facility was amended to improve the maturity and other terms of the existing facility. On September 20, 2005, VTR completed the syndication of the amended VTR Bank Facility, raising proceeds of CLP70.674 billion ($132,262,000 as of September 20, 2005). These proceeds were used to repay a total of $119,578,000 in shareholder loans and accrued interest owed to our subsidiaries and $10,415,000 to repay a loan and accrued interest owed to CCI. Principal payments are due quarterly commencing December 17, 2006 with final maturity on June 17, 2012. The VTR Bank Facility bears interest at a variable interest rate (the 90 day peso-denominated TAB), plus a margin of 1.15%, subject to change depending solely on VTR’s debt to EBITDA (as defined in the VTR Bank Facility) ratio. The interest rate on the VTR Bank Facility was 7.75% as of December 31, 2005. The VTR Bank Facility did not provide for any additional borrowing availability at December 31, 2005.
The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to one of our subsidiaries and to future unsecured or subordinated indebtedness of VTR. The VTR Bank Facility credit agreement contains affirmative, negative and financial covenants, including, but not limited to: (i) limitations on liens; (ii) limitations on the sale or transfer of essential fixed assets; (iii) limitations on additional indebtedness; (iv) maintenance of a ratio of EBITDA (as defined in the VTR Bank Facility) to interest expenditures; (v) maintenance of a total debt to EBITDA ratio; (vi) an EBITDA threshold for four consecutive quarters; and (vii) maintenance of a total liabilities to total shareholders’ equity ratio. The credit agreement allows for the distribution by VTR of certain restricted payments to its shareholders, as long as no default exists under the facility before or after giving effect to the distribution and VTR maintains certain minimum levels of cash, post distribution.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Other Debt
Other debt consists of the following:

	December 31,

	2005	2004

	amounts in thousands
J:COM	$183,158	$—
Austar bank facility	139,384	—
Puerto Rico subsidiary bank facility	127,500	127,500
Austar Subordinated Transferable Adjustable Redeemable Securities (STARS)	85,235	—
Plator bank facility	76,914	—
News Corp. prepaid forward sale	72,937	—
Other	45,825	135,312

Total debt	$730,953	$262,812

The yen denominated debt of certain J:COM subsidiaries consists primarily of loans from the Development Bank of Japan. These loans, which are secured by substantially all of the equipment held by these J:COM subsidiaries, have been made available to telecommunication companies operating in specific local areas. Certain of these borrowings are non-interest bearing while others bear interest at rates up to 6.8%. The maturity dates of these borrowings range from 2006 to 2019.
The Austar Senior Debt Facility is comprised of (a) Tranche A, a revolving facility in the amount of AUD 80 million ($59 million) that expires in 2009, none of which was outstanding at December 31, 2005; and (b) Tranche B, a fully drawn term amortizing facility in the amount of AUD 190 million ($139 million) that matures in 2006 through 2009. The Senior Debt Facility bears interest at the bank bill swap rate plus a margin ranging from 1.25% to 2.25% (7.20%, including margin, at December 31, 2005).
At December 31, 2005, our Puerto Rico subsidiary’s borrowings were outstanding pursuant to a $140 million secured bank facility. Interest accrued on such borrowings at variable rates (6.06% at December 31, 2005). On March 1, 2006, our Puerto Rico subsidiary refinanced this bank facility with proceeds from a $150 million term loan under an amended and restated senior secured bank credit facility. The new bank credit facility also provides for a $10 million revolving loan. Borrowings under the new facility mature in 2012 and bear interest at a margin of 2.25% over LIBOR. In connection with this refinancing, our Puerto Rico subsidiary entered into interest rate swaps that effectively convert the full principal amount of the $150 million term loan into a fixed rate loan.
Austar STARS bear interest at the 90 day bank bill swap rate plus a margin of 3.75% (9.40%, including margin, at December 31, 2005) and mature on July 31, 2014. Holders of the STARS have the right to request conversion of some or all of their STARS to ordinary shares of Austar on a Reset date, the first of which is October 31, 2007. Austar can elect to convert the STARS to ordinary shares of Austar or pay a cash amount equal to specified redemption amounts. Austar can redeem the STARS on a Reset date and at other times in accordance with specified terms. In addition, in the event of a trigger event or a change in control event, holders may request conversion of all (but not some) of their STARS and Austar may redeem the STARS.
The outstanding borrowings pursuant to the Plator secured bank facility bear interest at EURIBOR + 2.25% and mature in 2006 through 2010. See note 5.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75,045,000. The forward contract includes a debt host instrument and an embedded derivative.
The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75,045,000 received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to approximately $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than approximately $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds approximately $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported in our consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheet at December 31, 2005, as set forth below (amounts in thousands):

Debt host contract	$76,435
Embedded equity derivative	(3,498)

$72,937

Maturities of Debt and Capital Lease Obligations
Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Year ended December 31:
2006	$175,804
2007	320,190
2008	313,063
2009	350,149
2010	2,545,153
Thereafter	6,006,210

Total debt maturities	9,710,569
Unamortized premiums and discounts and embedded equity derivatives, net	15,624

Total debt	$9,726,193

Current portion	$175,804

Noncurrent portion	$9,550,389

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in thousands):

Year ended December 31:
2006	$107,139
2007	87,305
2008	72,355
2009	60,316
2010	49,122
Thereafter	65,000

441,237
Less: amount representing interest	(52,458)

Present value of net minimum lease payments	$388,779

Current portion	$94,143

Noncurrent portion	$294,636

With the exception of the UPC Holding Senior Notes, which had an aggregate fair value of $896 million at December 31, 2005, we believe that the fair value and carrying value of our debt were approximately equal at December 31, 2005. With the exception of the UGC Convertible Notes, which had an aggregate fair value of $689 million at December 31, 2004, we believe that the fair value and carrying value of our debt were approximately equal at December 31, 2004. We used the average of applicable bid and offer prices to value most of our debt instruments.

(11)	Deferred Revenue
J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers suffering from poor reception of broadcast television signals caused by artificial obstacles. J:COM and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them during the agreement period. Under these agreements, J:COM and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the agreement periods, which are generally 20 years. At December 31, 2005, the deferred revenue under these arrangements was ¥47,515 million ($402,840,000). We have included $26,867,000 and $375,973,000 of this deferred revenue in deferred revenue and advance payments from subscribers and others, and other long-term liabilities, respectively, in our consolidated balance sheet. During the year ended December 31, 2005, J:COM recognized revenue under these arrangements totaling ¥3,327 million ($30,298,000 at the average exchange rate for the period).

(12)	Income Taxes
Prior to the Spin Off Date, LMC International and its 80%-or-more-owned domestic subsidiaries (the LMC International Tax Group) were included in the consolidated federal and state income tax returns of Liberty Media. LMC International’s income taxes included those items in the consolidated income tax calculation applicable to the LMC International Tax Group (intercompany tax allocation) and any taxes on income of LMC International’s consolidated foreign or domestic subsidiaries that were excluded from the consolidated

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
federal and state income tax returns of Liberty Media. The intercompany tax amounts owed to Liberty Media as a result of these allocations were contributed to our equity in connection with the spin off.
In connection with the spin off, LMI (together with its 80%-or-more-owned domestic subsidiaries, the LMI Tax Group), (i) became a separate tax paying entity, and (ii) entered into a Tax Sharing Agreement with Liberty Media. Under the Tax Sharing Agreement, Liberty Media is responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the LMI Tax Group, on the one hand, and Liberty Media or one of its subsidiaries on the other hand, subject to certain limited exceptions. We are responsible for all other taxes that are attributable to the LMI Tax Group, whether accruing before, on or after the spin off. The Tax Sharing Agreement requires that we will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction. Moreover, we will indemnify Liberty Media for any loss resulting from such action or failure to act, if such action or failure to act precludes the spin off from qualifying as a tax-free transaction. Pursuant to the Tax Sharing Agreement, Liberty Media allocated certain tax benefits aggregating $26,671,000 to our company during 2005. The allocation of these tax benefits was treated as a capital transaction and reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity.
As a result of the LGI Combination, LGI succeeded LMI as the entity responsible for filing consolidated domestic tax returns and UGC became a part of the LGI consolidated tax group. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.
During 2005 and 2004, we reevaluated the estimated blended state tax rate used to compute certain of our deferred tax balances. As a result of the LMI Tax Group becoming a separate tax paying entity in connection with the June 2004 spin off, we concluded that the blended state tax rate should be decreased. In connection with the June 2005 LGI Combination, we concluded that the estimated blended state tax rate should be increased. As a result of these changes in estimates, we recorded a $4,605,000 deferred expense during 2005 and a $22,938,000 deferred tax benefit during 2004.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Income tax benefit (expense) consists of:

	Current	Deferred	Total

	amounts in thousands
Year ended December 31, 2005:
Federal	$(56,398)	$17,595	$(38,803)
State and local	(4,001)	(1,726)	(5,727)
Foreign	(44,190)	58,871	14,681

	$(104,589)	$74,740	$(29,849)

Year ended December 31, 2004 (as adjusted — see note 22):
Federal	$(51,851)	$69,451	$17,600
State and local	(4,554)	13,694	9,140
Foreign	(10,295)	(2,645)	(12,940)

	$(66,700)	80,500	13,800

Year ended December 31, 2003:
Federal	$14,774	$(28,630)	$(13,856)
State and local	—	(5,589)	(5,589)
Foreign	(471)	(8,059)	(8,530)

	$14,303	$(42,278)	$(27,975)

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Income tax benefit (expense) attributable to our company’s earnings (loss) before taxes, minority interest and discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,

	2005	2004	2003

		as restated
		(note 23)
	amounts in thousands
Computed “expected” tax benefit (expense)	$(17,778)	$66,932	$(17,111)
Non-deductible or taxable foreign currency exchange results	60,598	(27,702)	—
Non-deductible interest and other expenses	(54,196)	(74,966)	—
Losses on sale of investments, affiliates and other assets	49,288	78,693	—
Non-taxable investment income (loss)	(33,995)	23,735	—
Change in valuation allowance	27,356	(23,217)	—
Income recognized for tax purposes, but not for financial reporting purposes	(23,742)	(25,820)	—
Enacted tax law changes, case law and rate changes	(12,682)	(149,294)	—
International rate differences	(7,453)	6,511	—
State and local income taxes, net of federal income taxes	(5,467)	1,643	(4,315)
Change in estimated blended state tax rate	(4,605)	22,938	—
Foreign taxes	(3,427)	344	(7,922)
Gain on extinguishment of debt	—	107,863	—
Other, net	(3,746)	6,140	1,373

	$(29,849)	$13,800	$(27,975)

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,

	2005	2004

		as adjusted
		(note 22)
	amounts in thousands
Current deferred tax assets	$155,725	$38,355
Non-current deferred tax assets	75,722	77,313
Current deferred tax liabilities	(2,458)	—
Non-current deferred tax liabilities	(546,049)	(464,661)

Net deferred tax liability	$(317,060)	$(348,993)

Our deferred income tax valuation allowance increased $554,175,000 in 2005. Such increase reflects the net effect of (i) net tax benefits recorded in the statement of operations of $27,356,000, (ii) acquisitions and similar transactions, (iii) foreign currency translation adjustment and (iv) valuation allowances released to goodwill. Approximately $2.3 billion of the valuation allowance recorded as of December 31, 2005 was attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to various business combinations. It is more likely than not that our company will generate future income within the applicable tax jurisdictions to realize deferred tax assets.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2005	2004

		as adjusted
		(note 22)
	amounts in thousands
Deferred tax assets:
Investments	$15,884	$66,862
Net operating loss carryforwards	2,731,719	1,751,088
Property and equipment, net	304,647	509,826
Intangible assets, net	216,069	44,303
Deferred compensation and severance	34,578	41,686
Deferred revenue	284,844	—
Other future deductible amounts	115,249	98,057

Deferred tax assets	3,702,990	2,511,822
Valuation allowance	(2,766,270)	(2,212,095)

Deferred tax assets, net of valuation allowance	936,720	299,727

Deferred tax liabilities:
Investments	(377,576)	(344,871)
Property and equipment	(276,193)	(53,124)
Intangible assets	(419,485)	(127,712)
Unrealized gains on investments	(4,077)	(25,287)
Other future taxable amounts	(176,449)	(97,726)

Deferred tax liabilities	(1,253,780)	(648,720)

Net deferred tax liability	$(317,060)	$(348,993)

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The significant components of our tax loss carryforwards and related tax assets at December 31, 2005 are as follows:

	Tax loss	Related tax	Expiration
Country	carryforward	asset	date

	amounts in thousands
Switzerland	$3,340,599	$736,309	2006-2012
France	2,360,291	812,648	Indefinite
The Netherlands	1,889,469	549,836	Indefinite
Australia	596,879	179,064	Indefinite
Ireland	367,729	45,966	Indefinite
Luxembourg	328,876	99,912	Indefinite
Japan	325,337	130,135	2006-2012
Chile	325,265	55,295	Indefinite
Austria	200,379	50,095	Indefinite
Poland	73,321	13,931	2006-2010
Sweden	47,940	13,423	Indefinite
United States	44,579	16,124	2021-2025
Other	111,633	28,981	Various

Total	$10,012,297	$2,731,719

Our tax loss carry forwards within each jurisdiction combine all companies’ tax losses in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to a change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2005, U.S. and non-U.S. income and withholding taxes for which a deferred tax might otherwise be required have not been provided on an estimated $2.3 billion of cumulative temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.
Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be “controlled foreign corporations” (“CFC”) under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income.
In addition, a U.S. corporation that is a shareholder in a CFC may be required to include in its income its pro rata share of the CFC’s increase in the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
from the CFC. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend.
Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries or foreign taxes paid or accrued is subject to various significant limitations under U.S. tax laws including a limited carry back and carry forward period. Some of our operating companies are located in countries with which the United States does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.
We, through our subsidiaries, maintain a presence in many foreign countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.

(13)	Stockholders’ Equity

Capitalization
On September 6, 2005, LGI effected the Stock Dividend of LGI Series C common stock to holders of LGI Series A common stock and LGI Series B common stock as of the Record Date. For additional information, see note 1.
Our authorized capital stock consists of (i) 1,050,000,000 shares of common stock, par value $.01 per share, of which 500,000,000 shares are designated LGI Series A common stock, 50,000,000 shares are designated LGI Series B common stock and 500,000,000 shares are designated LGI Series C common stock and (ii) 50,000,000 shares of LGI preferred stock, par value $.01 per share. LGI’s restated certificate of incorporation authorizes the board of directors to authorize the issuance of one or more series of preferred stock.
Under LGI’s restated certificate of incorporation, holders of LGI Series A common stock are entitled to one vote for each share of such stock held, and holders of LGI Series B common stock are entitled to ten votes for each share of such stock held, on all matters submitted to a vote of LGI stockholders at any annual or special meeting. Holders of LGI Series C common stock are not entitled to any voting powers, except as required by Delaware law (in which case holders of LGI Series C common stock are entitled to 1/100th of a vote per share).

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued or subject to future issuance pursuant to outstanding stock options. At December 31, 2005, there were 6,532,038, 3,066,716 and 9,449,833 shares of LGI Series A common stock, LGI Series B common stock and LGI Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, 6,267,624 and 6,257,092 shares of LGI Series A common stock and LGI Series C common stock, respectively, reserved for issuance pursuant to outstanding stock appreciation rights and 11,044,375 common shares of each of LGI Series A common stock and LGI Series C common stock reserved for issuance upon conversion of the UGC Convertible Notes. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued (7,323,570 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).
Subject to any preferential rights of any outstanding series of our preferred stock, the holder of LGI Series A, LGI Series B and LGI Series C common stock will be entitled to such dividends as may be declared from time to time by our board from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one of our series of common stock, we shall also pay to the holders of the other series of our common stock an equal per share dividend. There are currently no restrictions on our ability to pay dividends in cash or stock.
In the event of our liquidation, dissolution and winding up, after payment or provision for payment of our debts and liabilities and subject to the prior payment in full of any preferential amounts to which our preferred stockholders may be entitled, the holders of LGI Series A, LGI Series B and LGI Series C common stock will share equally, on a share for share basis, in our assets remaining for distribution to the holders of LGI common stock.

Structured Stock Repurchase Instruments
We accounted for the following call agreements as equity instruments due to the fact that the related agreements met the requirements of EITF 00-19 for classification as equity instruments.
During the third quarter of 2005, we paid $11,240,000 to enter into a call option agreement pursuant to which we contemporaneously (i) sold call options on 250,000 shares of LGI Series A common stock and 250,000 shares of LGI Series C common stock at a combined exercise price of $46.14 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock and LGI Series C common stock with an exercise price of zero. In connection with the August 2005 expiration of this agreement, we received a cash payment of $11,535,000.
In October 2005, we paid $11,807,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.25 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. In connection with the November 2005 expiration of this agreement, we received a cash payment of $12,125,000.
In November 2005, we paid $11,969,000 to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.35 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. At the expiration of this contract in December 2005, we exercised our call options and acquired 500,000 shares of LGI Series A common stock.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Treasury Stock
During 2004, we purchased 3,000,000 shares of LMI Series A common stock from Comcast Corporation in a private transaction for a cash purchase price of $127,890,000. These shares were cancelled during the second quarter of 2005.
On June 20, 2005, we announced the authorization of a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A common stock and LGI Series C common stock. During 2005, we repurchased under this program 2,048,231 and 1,455,859 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $78,893,000. Subsequent to December 31, 2005, we repurchased 2,698,558 and 1,504,311 additional shares of LGI Series A and LGI Series C common stock, respectively, for aggregate cash consideration of $89,357,000. In addition, on March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. These stock repurchase programs may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions. These programs may be suspended or discontinued at any time.
In connection with the LGI Combination, we issued 2,067,786 shares of each of LGI Series A and LGI Series C common stock to subsidiaries of UGC.

Issuance of Shares by Subsidiaries and Affiliates
During 2005 and 2004, we recorded aggregate increases to additional paid-in capital of $2,422,000 and $11,126,000, respectively, as a result of the dilution of our ownership interest in UGC.
In addition, during 2005, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests in J:COM, Telenet and other subsidiaries and affiliates. See notes 5 and note 6.

SARs Reclassification
During the fourth quarter of 2005, we concluded that we had both the ability and intent to satisfy most of our obligations under LGI SARs with shares of LGI common stock. As a result, we have reclassified $50,264,000 of our obligations under LGI SARs from liability accounts to additional paid-in capital.

Restricted Net Assets
At December 31, 2005, approximately $5.3 billion of our net assets represented net assets of certain of our subsidiaries that were not available to be transferred to our company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

(14)	Stock Incentive Awards

LGI
All references herein to the number of outstanding LGI stock options and the related exercise prices reflect terms modified as a result of the LGI Combination (see note 5), the LMI Rights Offering (see note 2) and the Stock Dividend (see note 1).

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

The LGI Incentive Plan
The Liberty Global, Inc. Incentive Plan, as amended and restated (the LGI Incentive Plan) is administered by the compensation committee of our board of directors. The compensation committee of our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, stock appreciation rights (SARs), restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).
The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter, and (ii) expire 7 years after the grant date. The LGI Incentive Plan had 39,282,805 shares available for grant as of December 31, 2005. These shares may be awarded in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.
In 2004, our company entered into an option agreement with John C. Malone, our Chairman of the Board, pursuant to which our company granted to Mr. Malone, under the LGI Incentive Plan, options to acquire 1,568,562 shares of LGI Series B common stock at an exercise price per share of $19.26 and 1,568,562 shares of LGI Series C common stock at an exercise price per share of $17.49. These options were fully exercisable immediately; however, Mr. Malone’s rights with respect to the options and any shares issued upon exercise vest at the rate of 20% per year on each anniversary of the Spin Off Date, provided that Mr. Malone continues to have a qualifying relationship (whether as a director, officer, employee or consultant) with LGI. If Mr. Malone ceases to have such a qualifying relationship (subject to certain exceptions for his death or disability or termination without cause), his unvested options will be terminated and/or LGI will have the right to require Mr. Malone to sell to our company, at the exercise price of the options, any shares of LGI common stock previously acquired by Mr. Malone upon exercise of options which have not vested as of the date on which Mr. Malone ceases to have a qualifying relationship with our company.
As a protective measure in order to avoid the potential application of additional taxes under Section 409A of the Internal Revenue Code of 1986 (Section 409A), we entered into a modification agreement with Mr. Malone effective December 22, 2005 (the Section 409A Modification Effective Date), to increase the exercise prices of such options, which were not vested as of December 31, 2004. The exercise price per share of Mr. Malone’s options to acquire 1,568,562 shares of LGI Series B common stock was increased from $19.26 to $20.10, and the exercise price per share of Mr. Malone’s options to acquire 1,568,562 shares of LGI Series C common stock was increased from $17.49 to $18.26.
On December 22, 2005, we paid Mr. Malone $2,500,000 of consideration equal to the aggregate amount of the increase in the exercise price of Series B Stock and Series C Stock underlying these options. The consideration

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
was paid through a grant under the LGI Incentive Plan of 59,270 restricted shares of LGI Series B common stock and 58,403 restricted shares of LGI Series C common stock using fair market values as of the Section 409A Modification Effective Date. The restriction period with respect to these restricted shares will expire with respect to 40% of the original number of restricted shares on June 7, 2006 and with respect to an additional 20% of the original number of these restricted shares on each June 7 thereafter through 2009.

The LGI Directors Incentive Plan
The Liberty Global, Inc. Non-employee Director Incentive Plan, as amended and restated (the LGI Directors Incentive Plan) is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board and committees of our board, and to encourage their investment in capital stock of our company. The LGI Directors Incentive Plan is administered by our full board of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.
Our board may grant non-qualified stock options, stock appreciation rights, restricted shares, stock units or any combination of the foregoing under the director plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 10 million, subject to anti-dilution and other adjustment provisions of the LGI Directors Incentive Plan, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third of the options shares on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third of the options shares on the date of each annual meeting of stockholders thereafter. The LGI Non-Employee Director Plan had 9,815,696 shares available for grant as of December 31, 2005. These shares may be awarded in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock.

The Transitional Plan
As a result of the spin off and related adjustments to Liberty Media’s stock incentive awards, options to acquire shares of LGI Series A, B and C common stock were issued to LMI’s directors and employees and Liberty Media’s employees pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. At the Spin Off Date, such options to purchase shares of LGI Series A common stock, LGI Series B common stock and LGI Series C common stock had remaining weighted average terms of 7.03 years, 6.73 years and 6.84 years, respectively and remaining weighted average vesting periods of 1.76 years, 1.73 years and 1.74 years, respectively. No additional awards shall be made under the Transitional Plan.
As a protective measure in order to avoid the potential application of additional taxes under Section 409A of the Internal Revenue Code of 1986 (Section 409A), we entered into modification agreements with certain persons (the Affected Persons) who hold options to purchase shares of our common stock to increase the exercise prices of such options. The stock options affected by these modification agreements were not vested and exercisable as of December 31, 2004. The Affected Persons include a number of our executive officers and

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
directors. The consideration paid to the Affected Persons in connection with the Transitional Plan modifications was not significant.
On December 22, 2005, we paid approximately $220,000 to the Affected Persons, of which $49,000 was paid to Mr. Malone through a grant under the LGI Incentive Plan of 1,173 restricted shares of LGI Series A common stock and 1,137 restricted shares of LGI Series C common stock using fair market values as of the Section 409A Modification Effective Date. The restriction period with respect to these restricted shares expires on February 28, 2006.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan
Options, restricted stock and SARs were granted to employees of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans. The weighted average remaining terms and vesting periods of the options, restricted stock and SARs issued under these plans are summarized below:

	Weighted	Weighted
	average	average
	remaining	remaining
	term	vesting period

	amounts in years
UGC Equity Incentive Plan:
Options — LGI Series A and C common stock	8.9	4.0
Restricted stock — LGI Series A and C common stock	3.9	3.9
SARs — LGI Series A and C common stock	8.0	3.7
UGC Director Plans:
Options — LGI Series A and C common stock	6.0	1.8
UGC Employee Plan:
Options — LGI Series A and C common stock	5.5	—

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
A summary of stock option, SARs and restricted stock activity in 2004 and 2005 is as follows:

	Options

			LGI Directors					UGC Director
	LGI Incentive Plan		Incentive Plan		Transitional Plan			Plans

		Weighted		Weighted		Weighted			Weighted
		average		average		average			average
LGI Series A		exercise		exercise		exercise			exercise
common stock	Number	price	Number	price	Number	price		Number	price

Outstanding at January 1, 2004	—	$—	—	$—	—	$—		198,260	$25.41
Issued in connection with the spin off and related adjustments to Liberty Media’s stock incentive awards	—	—	—	—	1,595,709	17.42		—	—
Granted	438,054	17.18	22,152	17.44	—	—		43,100	14.16
Canceled	(10,639)	17.18	—	—	(2,025)	17.42		(28,015)	113.82
Exercised	—	—	—	—	(353,485)	17.42		(56,030)	9.39

Outstanding at December 31, 2004	427,415	17.18	22,152	17.44	1,240,199	17.42		157,315	12.18
Granted	1,839,502	24.07	70,000	23.21	—	—		—	—
Canceled	(59,173)	17.51	—	—	(41,697)	17.42		—	—
Released from restrictions	—	—	—	—	—	—		—	—
Exercised	(26,383)	17.16	—	—	(218,428)	17.42		(43,100)	9.85
Section 409A modifications	—	—	—	—	—	0.12	(1)	—	—

Outstanding at December 31, 2005	2,181,361	$22.98	92,152	$21.82	980,074	$17.47		114,215	$13.06

Exercisable at December 31, 2005	63,147	$17.66	22,152	$17.44	720,612	$17.45		96,256	$12.66

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Options				SARs		Restricted stock

			UGC Equity		UGC Equity Incentive Plan/
	UGC Employee Plan		Incentive Plan		LGI Incentive Plan (2)

		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
LGI Series A		exercise		exercise		base		stock
common stock	Number	price	Number	price	Number	price	Number	price

Outstanding at January 1, 2004	2,962,197	$17.85	—	$—	6,914,807	$9.11	—	$—
Issued in connection with the spin off and related adjustments to Liberty Media’s stock incentive awards	—	—	—	—	—	—	—	—
Granted	—	—	1,030,090	18.40	1,090,891	17.43	48,398	22.80
Canceled	(53,355)	34.87	(17,240)	17.83	(387,800)	10.46	—	—
Exercised	(132,980)	11.78	—	—	(1,123,942)	8.72	—	—

Outstanding at December 31, 2004	2,775,862	17.93	1,012,850	18.40	6,493,956	10.56	48,398	22.80
Granted	—	—	—	—	1,461,300	24.12	62,173	23.98
Canceled	(19,703)	55.56	(140,153)	17.83	(286,788)	9.07	—	—
Released from restrictions	—	—	—	—	—	—	(9,678)	22.80
Exercised	(412,605)	10.52	(52,015)	17.83	(1,400,844)	9.64	—	—
Section 409A modifications	—	—	—	—	—	—	—	—

Outstanding at December 31, 2005	2,343,554	$18.91	820,682	$18.54	6,267,624	$14.00	100,893	$23.53

Exercisable at December 31, 2005	2,343,554	$18.91	141,368	$18.65	614,015	$11.76	n/a	n/a

(1)	The exercise price on 431,495 shares was increased from $17.42 to $17.54.

(2)	With the exception of the 2005 grants, which were granted under the LGI Incentive Plan, all activity relates to SARs and restricted shares granted under the UGC Equity Incentive Plan.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	Options					Restricted Stock

	LGI Incentive Plan			Transitional Plan		LGI Incentive Plan

			Weighted		Weighted		Weighted
			average		average		average
			exercise		exercise		stock
LGI Series B common stock:	Number		price	Number	price	Number	price

Outstanding at January 1, 2004	—		$—	—	$—	—	$—
Issued in connection with the spin off and related adjustments to
Liberty Media’s stock incentive awards	—		—	1,498,154	19.85	—	—
Granted	1,568,562		19.26	—	—	—	—
Canceled	—		—	—	—	—	—
Exercised	—		—	—	—	—	—

Outstanding at December 31, 2004	1,568,562		19.26	1,498,154	19.85	—	—
Issued in connection with the LGI Combination	—		—	—	—	—	—
Granted	—		—	—	—	59,270	22.23
Canceled	—		—	—	—	—	—
Exercised	—		—	—	—	—	—
Section 409A modifications(2)	—		0.84	—	—	—	—

Outstanding at December 31, 2005	1,568,562		$20.10	1,498,154	$19.85	59,270	$22.23

Exercisable at December 31, 2005	1,568,562	(1)	$20.10	1,391,241	$19.85	n/a	n/a

(1)	These options, which were granted to Mr. Malone in 2004, vest at the rate of 20% per year on each anniversary of June 7, 2004, provided that Mr. Malone meets certain conditions regarding his relationship with our company. As of December 31, 2005, 313,712 of such options were vested; however, all options were exercisable immediately at the date of grant.

(2)	The exercise price per share of Mr. Malone’s options granted under the LGI Incentive Plan to acquire 1,568,562 shares of LGI Series B common stock was increased from $19.26 to $20.10.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	Options

				LGI Directors					UGC Director
	LGI Incentive Plan			Incentive Plan		Transitional Plan			Plans

		Weighted			Weighted		Weighted			Weighted
		average			average		average			average
LGI Series C		exercise			exercise		exercise			exercise
common stock:	Number	price		Number	price	Number	price		Number	price

Outstanding at January 1, 2004	—	$—		—	$—	—	$—		198,260	$24.06
Issued in connection with the spin off and related adjustments to Liberty Media’s stock incentive awards	—	—		—	—	3,093,863	17.24		—	—
Granted	2,006,616	17.23		22,152	16.51	—	—		43,100	13.40
Canceled	(10,639)	17.23		—	—	(2,025)	16.50		(28,015)	107.75
Exercised	—	—		—	—	(353,485)	16.50		(56,030)	8.89

Outstanding at December 31, 2004	1,995,977	17.23		22,152	16.51	2,738,353	17.33		157,315	11.53
Granted	1,839,502	22.78		70,000	21.98	—	—		—	—
Canceled	(59,173)	16.58		—	—	(41,697)	16.50		—	—
Released from restrictions	—	—		—	—	—	—		—	—
Exercised	(26,383)	16.25		—	—	(218,428)	16.50		(43,100)	9.32
Section 409A modifications	—	0.77	(2)	—	—	—	0.11	(3)	—	—

Outstanding at December 31, 2005	3,749,923	$20.29		92,152	$20.67	2,478,228	$17.44		114,215	$12.37

Exercisable at December 31, 2005	1,631,709 (1)	$18.20		22,152	$16.51	2,111,853	$17.52		96,256	$11.98

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Options				SARs		Restricted Stock

	UGC Employee		UGC Equity		UGC Equity Incentive Plan/
	Plan		Incentive Plan		LGI Incentive Plan (4)

		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
LGI Series C		exercise		exercise		base		stock
common stock:	Number	price	Number	price	Number	price	Number	price

Outstanding at January 1, 2004	2,962,197	$16.90	—	$—	6,914,807	$8.62	—	$—
Issued in connection with the spin off and related adjustments to Liberty Media’s stock incentive awards	—	—	—	—	—	—	—	—
Granted	—	—	1,030,090	17.42	1,090,891	16.50	48,398	21.58
Canceled	(53,355)	33.01	(17,240)	16.88	(387,800)	9.91	—	—
Exercised	(132,980)	11.15	—	—	(1,123,942)	8.26	—	—

Outstanding at December 31, 2004	2,775,862	16.97	1,012,850	17.42	6,493,956	10.00	48,398	21.58
Granted	—	—	—	—	1,461,300	22.84	120,540	21.72
Canceled	(19,703)	52.60	(140,153)	16.88	(286,788)	8.59	—	—
Released from restrictions	—	—	—	—	—	—	(9,678)	21.58
Exercised	(561,526)	9.79	(52,015)	16.88	(1,411,376)	9.15	—	—
Section 409A modifications	—	—	—	—	—	—	—	—

Outstanding at December 31, 2005	2,194,633	$18.48	820,682	$17.55	6,257,092	$13.25	159,260	$21.68

Exercisable at December 31, 2005	2,194,633	$18.48	141,368	$17.66	603,483	$11.12	n/a	n/a

(1)	This amount includes 1,568,562 of options granted to Mr. Malone in 2004. The options, which had an exercise price of $18.26 per share at December 31, 2005, vest at the rate of 20% per year on each anniversary of June 7, 2004, provided that Mr. Malone meets certain conditions regarding his relationship with our company. As of December 31, 2005, 313,712 of such options were vested; however, all options were exercisable immediately at the date of grant.

(2)	The exercise price per share of Mr. Malone’s options granted under the LGI Incentive Plan to acquire 1,568,562 shares of LGI Series C common stock was increased from $17.49 to $18.26.

(3)	The exercise price on 431,495 shares was increased from $16.50 to $16.61.

(4)	With the exception of the 2005 grants, which were granted under the LGI Incentive Plan, all activity relates to SARs and restricted shares granted under the UGC Equity Incentive Plan.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

				UGC Equity Incentive Plan
	Options(1)			SARs(2)			Restricted Stock(2)

		Weighted	Weighted			Weighted			Weighted
		average	average		Weighted	average		Weighted	average
		exercise	grant-date		average	grant-date		average	grant-date
	Number	price	fair value	Number	base price	fair value	Number	stock price	fair value

LGI Series A common stock:
2004 grants:
Less than market price	43,100	$14.16	$17.21	33,295	$6.84	$10.89	—	$—	$—
Equal to market price	1,490,296	18.03	12.01	1,057,596	17.77	14.52	48,398	22.80	22.80
More than market price	—	—	—	—	—	—	—	—	—

Total 2004 grants	1,533,396	$17.92	$12.15	1,090,891	$17.43	$14.71	48,398	$22.80	$22.80

2005 grants:
Less than market price	—	$—	$—	—	$—	$—	—	$—	$—
Equal to market price	1,909,502	24.04	7.84	1,461,300	24.12	7.84	62,173	23.98	23.98
More than market price	—	—	—	—	—	—	—	—	—

Total 2005 grants	1,909,502	$24.04	$7.84	1,461,300	$24.12	$7.84	62,173	$23.98	$23.98

LGI Series B common stock:
2004 grants:
Less than market price	1,568,562	$19.26	$6.56	—	$—	$—	—	$—	$—
Equal to market price	—	—	—	—	—	—	—	—	—
More than market price	—	—	—	—	—	—	—	—	—

Total 2004 grants	1,568,562	$19.26	$6.56	—	$—	$—	—	$—	$—

2005 grants:
Less than market price	—	$—	$—	—	$—	$—	—	$—	$—
Equal to market price	—	—	—	—	—	—	59,270	22.23	22.23
More than market price	—	—	—	—	—	—	—	—	—

Total 2005 grants	—	$—	$—	—	$—	$—	59,270	$22.23	$22.23

LGI Series C common stock:
2004 grants:
Less than market price	1,611,662	$17.38	$6.14	33,295	$6.48	$10.31	—	$—	$—
Equal to market price	1,490,296	17.07	11.46	1,057,596	16.83	13.75	48,398	21.58	21.58
More than market price	—	—	—	—	—	—	—	—	—

Total 2004 grants	3,101,958	$17.23	$8.70	1,090,891	$16.50	$13.92	48,398	$21.58	21.58

2005 grants:
Less than market price	—	$—	$—	—	$—	$—	—	$—	$—
Equal to market price	1,909,502	22.75	7.43	1,461,300	22.84	7.42	120,540	21.72	21.72
More than market price	—	—	—	—	—	—	—	—	—

Total 2005 grants	1,909,502	$22.75	$7.43	1,461,300	$22.84	$7.42	120,540	$21.72	$21.72

(1)	Includes options granted under the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Director Plans, the UGC Employee Plan and the UGC Equity Incentive Plan.

(2)	Includes grants made under the UGC Equity Incentive Plan and the LGI Incentive Plan.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The following tables summarize information about our stock options, SARs and restricted stock at December 31, 2005:

	Options outstanding			Options exercisable

		Weighted average	Weighted
		remaining	Average			Weighted
		contractual life	Exercise			Average
Exercise Price Range	Number	(years)	Price	Number		Exercise Price

LGI Series A common stock
$ 7.83 — $ 10.89	2,020,672	5.84	$9.85	2,013,937		$9.85
$ 13.13 — $ 19.64	2,247,004	7.22	$17.74	1,011,251		$17.43
$ 23.21 — $ 33.24	2,020,048	6.58	$24.55	117,587		$32.83
$ 39.34 — $ 46.35	101,104	4.04	$43.53	101,104		$43.53
$ 71.83 — $100.73	49,993	3.61	$76.70	49,993		$76.70
$132.91 — $160.92	90,632	3.97	$134.24	90,632		$134.24
$204.12	2,585	4.23	$204.12	2,585		$204.12

	6,532,038	6.47	$19.95	3,387,089		$18.38

LGI Series B common stock
$ 19.85 — $ 20.10	3,066,716	6.90	$19.98	2,959,803	(1)	$19.98

LGI Series C common stock
$ 7.42 — $ 10.31	1,871,751	5.82	$9.32	1,865,016		$9.32
$ 12.42 — $ 18.60	5,313,720	7.01	$17.58	3,971,054	(2)	$17.73
$ 21.98 — $ 31.46	2,020,048	6.58	$23.24	117,587		$31.07
$ 37.25 — $ 43.88	101,104	4.04	$41.21	101,104		$41.21
$ 67.99 — $ 95.35	49,993	3.61	$72.60	49,993		$72.60
$125.82 — $152.33	90,632	3.97	$127.08	90,632		$127.08
$193.24	2,585	4.23	$193.24	2,585		$193.24

	9,449,833	6.60	$18.80	6,197,971		$17.95

(1)	This amount includes 1,254,850 of Mr. Malone’s unvested but exercisable Series B options at an exercise price of $20.10 per share.

(2)	This amount includes 1,254,850 of Mr. Malone’s unvested but exercisable Series C options at an exercise price of $18.26 per share.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	SARs outstanding		SARs exercisable

		Weighted average
		remaining	Weighted		Weighted
		contractual life	average		average
Base Price Range	Number	(years)	base price	Number	base price

LGI Series A common stock
$ 6.84	1,731,102	7.77	$6.84	139,345	$6.84
$10.90 — $15.09	2,195,858	7.79	11.22	347,864	11.44
$16.93 — $19.64	879,364	8.83	18.19	126,806	18.07
$23.04 — $27.10	1,461,300	6.55	24.12	—	—

	6,267,624	7.64	$14.00	614,015	$11.76

LGI Series C common stock
$ 6.48	1,728,306	7.77	$6.48	136,549	$6.48
$10.31 — $14.29	2,192,862	7.79	10.62	344,868	10.83
$16.02 — $18.60	874,624	8.83	17.23	122,066	17.11
$21.59 — $26.04	1,461,300	6.55	22.84	—	—

	6,257,092	7.64	$13.25	603,483	$11.12

A total of 1,731,102 LGI Series A common stock capped SARs and 1,728,306 LGI Series C common stock capped SARs are included in the total SARs outstanding as of December 31, 2005. The holders of LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holders of LGI Series C common stock capped SARs will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

	Restricted stock outstanding

		Weighted average
		remaining
		contractual life	Weighted average
Stock Price Range	Number	(years)	stock price

LGI Series A common stock
$21.87 — $24.02	100,893	3.04	$23.53

LGI Series B common stock
$22.23	59,270	4.00	$22.23

LGI Series C common stock
$20.68 — $22.73	159,260	3.39	$21.68

Liberty Jupiter, Inc. Stock Plan
Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination), own an 18.75% common stock interest in Liberty Jupiter, Inc., which owned an approximate 4.3% indirect interest in J:COM at December 31, 2005. Under the amended and restated shareholders agreement, the individuals can require us, or we have the right at any time, to purchase all or part of their common stock interest in exchange for LGI common stock at its then-fair market value. Compensation charges with respect to the interests held by the

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
aforementioned officers and former director were $1,930,000, $6,318,000, and $1,164,000 in 2005, 2004 and 2003, respectively.

J:COM Stock Option Plan
J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM’s consolidated managed franchises and for directors and employees of J:COM’s nonconsolidated managed franchises and other non-employees. Pursuant to these plans, J:COM’s board of directors and shareholders approved the grant of options to purchase J:COM’s ordinary shares at an initial exercise price of ¥92,000 ($810) per share. The exercise price was subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO price. The exercise price was adjusted during the first quarter of 2005 to ¥80,000 ($705) per share in connection with the consummation of J:COM’s IPO. For additional information concerning J:COM’s IPO, see note 5.
Non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Management employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. At December 31, 2005, the remaining weighted average vesting period for J:COM’s outstanding options was 0.77 years. These options generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012. As of December 31, 2005, J:COM has granted the maximum number of options under existing authorized plans.
J:COM has accounted for awards granted to its consolidated managed franchises’ directors, employees and others under APB No. 25 and FIN No. 44. Based on J:COM’s estimated fair value per ordinary share, there was no intrinsic value at the date of grant under the plans. As the exercise price at the date of grant was uncertain, the plans were considered variable awards.
A summary of the J:COM subscription-rights options and stock purchase warrants activity in 2005 is as follows:

		Weighted Average
	Number	Exercise Price

Outstanding at January 1, 2005	213,076	¥92,000
Granted	—	NA
Canceled	(23,914)	82,034
Exercised	(11,658)	80,000

Outstanding at December 31, 2005	177,504	¥80,141

Exercisable at December 31, 2005	142,701	¥80,176

The following table summarizes certain information concerning the shares underlying J:COM’s outstanding employee and non-employee stock options and warrants at December 31, 2005:

	Options outstanding			Options exercisable

Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual life	exercise		exercise
Exercise Price Range	Number	(years)	price	Number	price

J:COM plans
¥80,000 — ¥92,000	177,504	5.88	¥80,141	142,701	¥80,176

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Austar Stock Option Plans
At December 31, 2005, Austar had 50,000 options outstanding to purchase ordinary shares at an exercise price of $4.70. Options granted under Austar’s stock option plan generally vest over four years and expire ten years from the date of grant. All options outstanding at December 31, 2005 were fully vested and exercisable and expire in 2009. No additional options are expected to be issued pursuant to this plan.
Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management had purchased Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. All of the Class A shares and none of the Class B shares are vested.

(15)	Related Party Transactions

Related Party Transactions of LGI and UGC
The related party transactions discussed in this section exclude amounts related to J:COM related party transactions, which are discussed separately below.
Related party revenue of LGI and its consolidated subsidiaries other than J:COM (including UGC for 2005 and 2004) was $12,145,000, $8,177,000 and $862,000 during the years ended December 31, 2005, 2004 and 2003, respectively, which consisted primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates. Related party operating expenses of LGI and its consolidated subsidiaries other than J:COM (including UGC for 2005 and 2004) were $26,223,000 and $19,645,000 during the years ended December 31, 2005 and 2004, respectively, which consisted primarily of programming costs and interconnect fees charged by equity method affiliates.
Prior to the LGI Combination, Liberty Media may have been deemed to be an affiliate of LMI by virtue of John C. Malone’s voting power in Liberty Media and LMI, as well as his positions as Chairman of the Board of Liberty Media and Chairman of the Board, Chief Executive Officer and President of LMI, and the fact that six of LMI’s eight directors were also directors of Liberty Media. As a result of (i) the dilution of Mr. Malone’s voting power, (ii) his ceasing to be our Chief Executive Officer and President and (iii) a reduction in the number of common directors between LGI and Liberty Media that has occurred in connection with the LGI Combination, we believe that Liberty Media is not currently an affiliate of our company. Accordingly, transactions with Liberty Media or its subsidiaries that occurred after the LGI Combination are not disclosed below.
During the 2004 period prior to the spin off, a subsidiary of our company borrowed $116,666,000 from Liberty Media pursuant to certain notes payable. Interest expense accrued on the amounts borrowed pursuant to such notes payable was $1,534,000 in 2004. In connection with the spin off, Liberty Media also entered into a Short-Term Credit Facility with our company. Pursuant to the Short-Term Credit Facility, Liberty Media had agreed to make loans to us from time to time up to an aggregate principal amount of $383,334,000. Amounts borrowed under the Short-Term Credit Facility and the notes payable accrued interest at 6% per annum, compounded semi-annually, and were due and payable no later than March 31, 2005. During 2004, all amounts due to Liberty Media under the notes payable were repaid with proceeds from the LMI Rights Offering and the Short-Term Credit Facility was terminated.
For periods prior to the spin off, corporate expenses were allocated from Liberty Media to us based upon the cost of general and administrative services provided. We believe such allocations were reasonable and

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
materially approximated the amount that we would have incurred on a stand-alone basis. Amounts allocated to us prior to the spin off pursuant to these arrangements aggregated $10,833,000 and $10,873,000 in 2004 and 2003, respectively. The 2004 amount includes costs associated with the spin off aggregating $2,952,000. Pursuant to the Reorganization Agreement (see note 2), we and Liberty Media each agreed to pay 50% of such spin off costs. Excluding our share of such spin off costs, the intercompany amounts owed to Liberty Media as a result of these allocations were contributed to our equity in connection with the spin off. The amounts allocated by Liberty Media are included in SG&A expenses in our consolidated statements of operations.
In connection with the spin off, we and Liberty Media entered into a Facilities and Services Agreement that sets forth the terms that apply to services and other benefits provided by Liberty Media to us following the spin off. Pursuant to the Facilities and Services Agreement, Liberty Media provided us with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. We reimbursed Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for our allocable portion of facilities costs and costs associated with any shared services or personnel. Amounts charged to us pursuant to this agreement aggregated $1,254,000 for the 2005 period ended on June 15, 2005 (the date of the LGI Combination) and $1,324,000 for the period from the Spin Off Date through December 31, 2004 and are included in SG&A expenses in our consolidated statements of operations. Although we continue to lease office space from Liberty Media, we no longer receive any other significant services from Liberty Media.
Prior to the spin off, Liberty Media transferred to our company a 25% ownership interest in two of Liberty Media’s aircraft. In connection with the transfer, we and Liberty Media entered into certain agreements pursuant to which, among other things, we and Liberty Media share the costs of Liberty Media’s flight department and the costs of maintaining and operating the jointly owned aircraft. Costs are allocated based upon either our actual usage or our ownership interest, depending on the type of costs. Amounts charged to us pursuant to these agreements aggregated $231,000 and $230,000 for the 2005 period ended on June 15, 2005 (the date of the LGI Combination) and the period from the Spin Off Date through December 31, 2004, respectively, and are included in SG&A expenses in our consolidated statements of operations.
Other agreements between our company and Liberty Media that were entered into in connection with the spin off include the Reorganization Agreement (see note 2) and the Tax Sharing Agreement (see note 12).
During 2005, 2004 and 2003, we recognized interest income from equity method affiliates (including J:COM in 2004 and both J:COM and UGC in 2003) and other related parties aggregating $57,000, $11,166,000 and $18,180,000, respectively. See note 6. In 2004 and 2003, we recognized income from guarantee fees charged to J:COM aggregating $641,000 and $244,000, respectively.
     Related Party Transactions of J:COM
J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV. The revenue from affiliates for such services provided, the related materials sold and distribution fees received amounted to ¥6,233 million ($56,762,000 at the average exchange rate for the period) during the year ended December 31, 2005.
J:COM purchases certain cable television programming from Jupiter TV and other affiliates. Such purchases amounted to ¥4,690 million ($42,711,000 at the average exchange rate) during the year ended December 31, 2005.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
J:COM pays monthly fees to a certain equity method affiliate for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM from its customers. Payments made to the affiliate under these arrangements amounted to ¥3,235 million ($29,460,000 at the average exchange rate for the period) during the year ended December 31, 2005. This amount is included in operating costs in our consolidated statements of operations.
J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. The service fees paid to Sumitomo amounted to ¥895 million ($8,151,000 at the average exchange rate for the period) during the year ended December 31, 2005. This amount is included in SG&A expenses in our consolidated statements of operations.
J:COM leases, primarily in the form of capital leases, customer premise equipment, various office equipment and vehicles from two Sumitomo subsidiaries and an affiliate of Sumitomo. The aggregate amount of new lease obligations entered into during the year ended December 31, 2005 amounted to ¥15,850 million ($144,342,000 at the average exchange rate for the period). Interest expense related to assets leased from these Sumitomo entities was ¥1,041 million ($9,480,000) during the year ended December 31, 2005.
As discussed in more detail in note 5, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.

(16)	Transactions with Officers

VLG Acquisition Corp.
Prior to March 2, 2005, Liberty Media owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owned a 50% interest in Cablevisión, the largest cable television company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty Media nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. A former executive officer and an officer of our company, each of whom was then an officer of LMI, were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).
On November 2, 2004, a subsidiary of our company, Liberty Media, VLG Acquisition and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40,527,000 of such proceeds would be allocated to our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We recognized a gain of $40,527,000 during the three months ended March 31, 2005 in connection with the closing of this transaction.
As a result of the foregoing transactions, the former executive officer and the officer of our company who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.
(17) Restructuring Charges

Restructuring Charges
A summary of our restructuring charge activity in 2005 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total

	amounts in thousands
Restructuring liability as of January 1, 2005	$10,623	$29,925	$30,528	$1,522	$72,598
Restructuring charges (credits)	4,180	(8,590)	4,335	(1,026)	(1,101)
Cash paid	(14,838)	(4,084)	(4,759)	(1,314)	(24,995)
Acquisitions and other	15,033	(656)	359	9,362	24,098
Foreign currency translation adjustments	(892)	(3,186)	(167)	842	(3,403)

Restructuring liability as of December 31, 2005	$14,106	$13,409	$30,296	$9,386	$67,197

Short-term portion	$10,596	$2,345	$4,652	$9,386	$26,979
Long-term portion	3,510	11,064	25,644	—	40,218

Total	$14,106	$13,409	$30,296	$9,386	$67,197

In June 2005, the Europe Broadband corporate offices made the decision to occupy certain office space that had been previously exited by its operations in The Netherlands. As a result of this decision, the restructuring liability has been reduced by approximately €6,200,000 ($7,703,000 at the average rate during the period). In connection with our acquisition of Cablecom in October 2005 and VTR’s acquisition of a controlling interest in Metrópolis in April 2005, restructuring liabilities of $9,456,000 and $10,217,000, respectively, were recorded to provide for the cost of terminating certain executive management and other redundant employees of the target companies, and in the case of Metrópolis, to also provide for the cost to remove Metrópolis’ redundant broadband distribution systems. In addition, certain of our other acquisitions during 2005 resulted in additions to our restructuring liability.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
A summary of UGC’s restructuring charge activity in 2004 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total

	amounts in thousands
Restructuring liability as of January 1, 2004	$8,405	$16,821	$34,399	$2,442	$62,067
Restructuring charges	8,176	16,862	—	794	25,832
Cash paid	(6,938)	(5,741)	(7,566)	(1,057)	(21,302)
Foreign currency translation adjustments	980	1,983	3,695	(657)	6,001

Restructuring liability as of December 31, 2004	$10,623	$29,925	$30,528	$1,522	$72,598

Short-term portion	$4,973	$5,271	$3,817	$345	$14,406
Long-term portion	5,650	24,654	26,711	1,177	58,192

Total	$10,623	$29,925	$30,528	$1,522	$72,598

In May and September 2004, we recorded an aggregate charge of $5,690,000 for severance benefits as a result of a restructuring plan to change the management structure of our operations in The Netherlands from a three-region model to a centralized management organization, eliminating certain redundancies and vacating space under an office lease. In December 2004, we changed our estimate regarding the timing and amount of sub-lease income related to a restructuring plan that was finalized in 2001. While the office space under lease remains vacated, we have been unable to sub-lease this space and cannot predict that it will be able to for the foreseeable future. Accordingly, the restructuring liability has been adjusted by approximately $15,970,000 to reflect our best estimate regarding future sub-lease income for the vacated property. The remaining $4,172,000 of restructuring charges in 2004 related to various redundancy eliminations and other streamlining efforts in Europe.

(18)	Defined Benefit Plans
Our indirect subsidiary, Cablecom, maintains various pension plans for its employees. The plans are treated as defined benefit pension plans under U.S. GAAP. Annual service cost for the employee benefit plans is determined using the projected unit credit actuarial method, and prior service cost is amortized on a straight-line basis over the average remaining service period of the employees. As a result of the application of the purchase method of accounting effective October 31, 2005, all unrecognized prior service costs and actuarial gains and losses were eliminated.
Cablecom has established and maintains an investment policy for assets. The investment strategies are long-term in nature and designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due;

•	Maximize the trusts total returns subject to prudent risk taking; and

•	Preserve and/or improve the funded status of the trusts over time.
Allocations to real estate will occur over multiple time periods. Assets targeted to real estate, but not yet allocated, will be invested in fixed income securities with corresponding adjustments to fixed income rebalancing guidelines.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Cablecom reviews the asset mix of the funds on a regular basis. Generally, each fund’s asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels.
The following is a summary of the funded status of the pension plans for the period October 31, 2005 through December 31, 2005 (amounts in thousands):

Projected benefit obligation at beginning of period	$135,573
Service cost	1,301
Interest cost	1,412
Actuarial loss	104
Plan participants’ contributions	1,233
Benefits paid	(844)
Effect of change in exchange rate	(2,571)

Projected benefit obligation at end of period	$136,208

Accumulated benefit obligation at end of period	$127,142

Fair value of plan assets at beginning of period	$102,761
Actual return on plan assets	1,257
Group contributions	1,667
Plan participants’ contributions	1,233
Benefits paid	(844)
Effect of change in exchange rate	(1,953)

Fair value of plan assets at end of period	$104,121

Funded status of the plan
Funded status of the plan	$(32,087)
Unrecognized net actuarial losses	58

Net liability in the balance sheet	$(32,029)

Cablecom cancelled its contract with its multi-employer pension fund effective December 31, 2005 and introduced its own pension fund on January 1, 2006. The effect of the change was reflected in the application of the purchase method of accounting effective October 31, 2005, as the pension plan change was contemplated prior to our company’s acquisition of Cablecom.

Actuarial Assumptions
The measurement date used to determine pension plan assumptions was October 31, 2005. The actuarial assumptions used to compute the net periodic pension cost are based upon information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, Cablecom must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets, and expected future cost increases.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Annually, Cablecom sets its discount rate based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits.
The expected rate of return on plan assets is the long-term rate of return Cablecom expects to earn on trust assets. The rate of return is determined by the investment composition of the plan assets and the long term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets. To compute the expected return on plan assets, Cablecom applies an expected rate of return to the fair value of the plan assets.
The weighted average assumptions used in determining benefit obligations were as follows:

Expected rate of salary increase	2.00%
Discount rate	3.75%
Return on plan assets	4.50%
The net periodic benefit cost recorded in the consolidated statement of operations consisted of the following components for the period October 31, 2005 through December 31, 2005 (amounts in thousands):

Service cost	$1,301
Interest cost	1,412
Expected return on plan assets	(1,215)
Other expense	(42)

Net periodic pension cost	$1,456

Plan assets were comprised of the following instruments at December 31, 2005:

Debt securities	52%
Equity securities	27%
Real estate	18%
Other	3%

100%

The target asset mix established for the plan is as follows:

Equity CHF	13%
Equity foreign	18%
Debt bonds CHF	33%
Debt, bonds foreign	17%
Real estate	10%
Hedge funds	4%
Commodities	3%
Cash	2%

100%

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The expected benefits to be paid by Cablecom in respect of pensions at December 31, 2005 were as follows (amounts in thousands):

2006	$2,569
2007	$2,687
2008	$2,804
2009	$3,170
2010	$3,635
2011 — 2015	$25,481

(19)	Other Comprehensive Earnings (Loss)
Accumulated other comprehensive earnings (loss) included in our company’s consolidated balance sheets and statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on securities classified as available-for-sale and unrealized gains on cash flow hedges. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign
	currency	Unrealized gains	Unrealized gains	Other
	translation	(losses) on	on cash flow	comprehensive
	adjustment	securities	hedges	earnings (loss)

	amounts in thousands
Balance at December 31, 2002	$(276,703)	$16,249	$—	$(260,454)
Other comprehensive earnings	102,294	111,594	—	213,888

Balance at December 31, 2003	(174,409)	127,843	—	(46,566)
Other comprehensive earnings (loss)	129,141	(122,292)	—	6,849
Effect of change in estimated blended state income tax rate (note 12)	2,222	523	—	2,745
Spin off transaction (note 2)	—	50,982	—	50,982

Balance at December 31, 2004	(43,046)	57,056	—	14,010
Other comprehensive earnings (loss)	(244,045)	(36,932)	4,875	(276,102)
Effect of change in estimated blended state income tax rate (note 12)	(608)	(189)	—	(797)

Balance at December 31, 2005	$(287,699)	$19,935	$4,875	$(262,889)

The components of other comprehensive earnings (loss) are reflected in our company’s consolidated statements of comprehensive earnings (loss), net of taxes. The following table summarizes the tax effects

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
related to each component of other comprehensive earnings (loss), net of amounts reclassified to our statements of operations:

	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount

	amounts in thousands
Year ended December 31, 2003:
Foreign currency translation adjustments	$168,239	$(65,945)	$102,294
Unrealized holding gains	182,941	(71,347)	111,594

Other comprehensive earnings	$351,180	$(137,292)	$213,888

Year ended December 31, 2004:
Foreign currency translation adjustments	$133,729	$(4,588)	$129,141
Unrealized holding losses	(209,961)	87,669	(122,292)
Effect of change in estimated blended state income tax rate (note 12)	—	2,745	2,745

Other comprehensive earnings (loss)	$(76,232)	$85,826	$9,594

Year ended December 31, 2005:
Foreign currency translation adjustments	$(236,837)	$(7,208)	$(244,045)
Unrealized holding losses	(58,645)	21,713	(36,932)
Unrealized gains on cash flow hedges	4,875	—	4,875
Effect of change in estimated blended state income tax rate (note 12)	—	(797)	(797)

Other comprehensive loss	$(290,607)	$13,708	$(276,899)

(20)	Commitments and Contingencies

Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of December 31, 2005, the U.S. dollar equivalents (based on December 31, 2005 exchange rates) of such commitments are as follows:

	Payments due during

	2006	2007	2008	2009	2010	Thereafter	Total

	amounts in thousands
Operating leases	$122,419	$107,990	$80,456	$60,935	$49,876	$163,538	$585,214
Programming, satellite and other purchase obligations	252,575	78,553	39,438	18,740	9,441	60,008	458,755
Other commitments	143,111	16,164	6,485	4,563	4,447	10,129	184,899

	$518,105	$202,707	$126,379	$84,238	$63,764	$233,675	$1,228,868

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Satellite commitments consist of obligations associated with satellite services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.
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
Rental expense under non-cancelable operating lease arrangements amounted to $148,667,000, $88,588,000, and $2,934,000 in 2005, 2004 and 2003, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our employees. The aggregate expense for matching contributions under our various defined contribution employee benefit plans was $20,721,000, $15,536,000 and $261,000 in 2005, 2004 and 2003, respectively.

Contingent Obligations
Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC, LLC (Liberty Japan MC). Olympus Mediacom L.P. (Olympus), another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
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
As further described in note 5, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to chellomedia on January 7, 2008 and January 7, 2010, respectively. chellomedia has a corresponding call right.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $7,997,000 fair value of this put obligation at December 31, 2005 in other current liabilities in our consolidated balance sheet. For additional information, see note 8.

Guarantees and Other Credit Enhancements
At December 31, 2005, J:COM guaranteed ¥11,074 million ($93,887,000) of the debt of certain of its affiliates. The debt maturities range from 2007 to 2017.
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

Legal Proceedings and Other Contingencies
Cignal — On April 26, 2002, United Pan Europe Communications, N.V. (UPC), the parent of UPC Holding, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. The remaining former Cignal shareholders may initiate separate proceedings prior to the expiration of the statute of limitations.
Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price was paid to the public stockholders of UGC in connection with the LGI Combination and intend to vigorously defend this action.
The Netherlands Rate Increases — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for our analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore we did not abuse our dominant position in the analog video services market. This decision was, for six weeks, open for appeal by parties who could show they had an interest in the matter. The incumbent telecommunications operator submitted an appeal. UPC NL is objecting to the admissibility of this appeal. The NMA is expected to make a decision during the first quarter of 2006.
Historically, in many parts of The Netherlands, UPC NL is a party to contracts with local municipalities that seek to control aspects of its Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing with certain municipalities resisting UPC NL’s attempts to move away from the contracts.
The Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives and an additional nineteenth market relating to the retail delivery of radio and television packages to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In November 2005, the Commission of European Communities (EC Commission) announced its approval of OPTA’s draft decision notified in September 2005 with respect to the wholesale broadcast market finding that UPC NL has significant market power in the distribution of both free-to-air and pay television programming. As a result, OPTA may require us to provide access to content providers and packagers that seek to distribute content over our network using their own conditional access platforms, which content is not already part of our own basic tier television offering. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further we would be obliged to grant program providers access to our basic tier offering in certain circumstances in line with current laws and regulations. OPTA has stated that requests for access must be reasonable and that a request by a third party that has an alternative infrastructure or that would result in disproportionate use of available network capacity would not likely be considered reasonable.
In September 2005, OPTA also notified the EC Commission of its draft decision that UPC NL has significant market power in the market relating to the retail delivery of radio and television packages. The obligations OPTA proposed to impose include retail price regulation on a cost oriented basis of the analog package, a requirement to indicate to consumers which part of the subscription fees relates to network costs and which part relates to programming costs, and a requirement to unbundle analog video services from other services. In December 2005, the EC Commission approved OPTA’s revised submission with respect to regulation of this retail market on the basis that it was limited to one year and that OPTA would not intervene in cable operators’ retail prices as long as these do not increase by more than the CPI increase. OPTA may, while monitoring the market, seek further powers to regulate cable end-user pricing in the future.
OPTA has not yet published final decisions setting forth the exact scope of the obligations to be imposed with respect to these markets. The decisions are expected in the first quarter of 2006. UPC NL is reviewing its options to challenge these decisions through the competent courts in The Netherlands.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Teleclub litigation — Cablecom is involved in a number of proceedings with Teleclub AG (Teleclub), which has exclusive rights to a significant portion of the premium and sports content distributed in Switzerland. Swisscom AG (Swisscom), the incumbent telecommunications operator, holds an indirect controlling interest in Teleclub. In proceedings before the Competition Commission initiated by Teleclub, based on a preliminary fact finding and legal assessment process, Cablecom was determined to be dominant in the market for distribution of television signals via cable television networks in the areas in which it operates. Interim measures were granted in September 2002 ordering Cablecom, among other things, to transmit the digital television signals of Teleclub and allow the installation of Teleclub’s proprietary set-top boxes on the Cablecom network. In September 2003, the Swiss Federal Court, while assuming that Cablecom holds a dominant position, reversed the Competition Commission’s decision on the interim measures related to installing set-top boxes of Teleclub’s choosing on the basis that Cablecom’s objection to doing so may be justified by legitimate business reasons. The Competition Commission is continuing its investigation of whether Cablecom’s application of its digital standards or digital platform to the distribution of Teleclub’s digital television signals may constitute an abuse of a dominant position. Given the finding of dominance, which the Competition Commission confirmed in October 2004 in a legal opinion prepared for the Swiss Price Regulator, if Cablecom is found to have abused its dominant position, Teleclub may be granted the relief requested, Cablecom may be found to have violated the Federal Act on Cartels and other restrictions of Competition (the Cartels Act), and Cablecom may be subject to administrative fines and additional civil litigation.
In October 2002, the Competition Commission also investigated whether the encryption of the digital channels offered by Cablecom as part of its basic digital package constitutes an abuse of a dominant position as such encryption would prevent reception of these channels through any alternative set-top box. Until a final determination has been made in the pending proceedings between Teleclub and Cablecom, the Competition Commission has suspended its investigation. Should this proceeding be resumed and have an adverse outcome, Cablecom may be subject to fines and sanctions under the Cartels Act and may be required to make its digital service available through alternate set-top boxes. For the same reason described above, the Competition Commission has not acted on the request of the Swiss Price Regulator to intervene against Cablecom to cease encrypting the digital signal and allow use of third-party set-top boxes on Cablecom’s network and to prohibit bundling of set-top box rental and content subscription.
An unfavorable outcome from the Teleclub legal proceedings could result in an adverse effect on Cablecom’s business. We expect that these proceedings may continue for several years until a non-appealable decision has been made. We cannot currently predict the outcome of these proceedings.
Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. In the normal course of business, we may be subject to a review of our income tax filings by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. We have recorded an estimated liability in our consolidated tax provision for any such amount that we do not have a probable position of sustaining upon review of the taxing authorities. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations, interpretations, and precedent. We believe that adequate accruals have been made for contingencies related to income taxes, and have classified these in long-term liabilities based upon our estimate of when the ultimate resolution of the contingent liability will occur. The ultimate resolution of the contingent liability will take place upon the earlier of (i) the settlement date with the applicable taxing authorities or (ii) the date when the tax authorities

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
are statutorily prohibited from adjusting the company’s tax computations. Any difference between the amount accrued and the ultimate settlement amount, if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.
Regulatory Issues — Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property and sales tax issues and (iii) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our consolidated financial statements.

(21)	Information about Operating Segments
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
Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations is presented below. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.
We have identified the following consolidated operating segments as our reportable segments:

•	Europe (Europe Broadband)

•	The Netherlands

•	Switzerland

•	France

•	Austria

•	Other Western Europe

•	Hungary

•	Other Central and Eastern Europe

•	Japan (J:COM)

•	Chile (VTR)
All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet services. The Europe Broadband operating segments provided services in 13 European countries at December 31, 2005. Other Western Europe includes our operating segments in Ireland, Sweden and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant consolidated operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between Europe Broadband and chellomedia.
J:COM provides video, voice and Internet access services in Japan. Prior to 2005, we accounted for our interest in Super Media/ J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. For additional information concerning Super Media and J:COM, see note 5 and note 6.
VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.
Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for Europe Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to Europe Broadband, together with the day-to-day management of the broadband Internet access business, we began reporting chello broadband as a component of Europe Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within Europe Broadband and that Europe Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the years ended December 31, 2004 and 2003 has been restated to reflect the above-described changes. Additionally, our reportable segments have been reclassified for all periods to present our broadband operations in Norway as discontinued operations. The costs previously

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
allocated to UPC Norway by Europe Broadband have been reclassified to the corporate and other category for all periods presented. See note 5.

Performance Measures of Our Reportable Segments
The amounts presented below represent 100% of each business’ revenue and operating cash flow. These amounts are combined and are then adjusted to remove the amounts related to J:COM for 2004 and UGC and J:COM for 2003 to arrive at the reported consolidated amounts. Additionally, the 2004 and 2003 reportable segments have been reclassified to present our broadband operations in Norway as discontinued operations. Accordingly, we present the reportable segments of our continuing operations. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.
As we control both VTR and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in our consolidated statements of operations. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
important to keep in mind that other third party entities own significant interests in J:COM and VTR and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Year Ended December 31,

	2005		2004		2003

		Operating		Operating		Operating
	Revenue	cash flow	Revenue	cash flow	Revenue	cash flow

	amounts in thousands
Performance Measures
Europe Broadband
The Netherlands	$780,934	$360,924	$730,483	$375,738	$617,488	$286,945
Switzerland	122,078	43,525	—	—	—	—
France	513,762	97,247	312,948	45,774	113,842	11,935
Austria	322,196	137,247	306,479	122,307	266,387	107,953
Other Western Europe	321,377	111,168	174,389	63,680	106,962	46,203

Total Western Europe	2,060,347	750,111	1,524,299	607,499	1,104,679	453,036

Hungary	281,707	108,378	217,429	82,455	165,310	60,481
Other Central and Eastern Europe	370,560	147,270	252,064	94,478	197,108	66,662

Total Central and Eastern Europe	652,267	255,648	469,493	176,933	362,418	127,143

Total Europe Broadband	2,712,614	1,005,759	1,993,792	784,432	1,467,097	580,179
Japan (J:COM)	1,662,105	636,297	1,504,709	589,597	1,233,492	428,318
Chile (VTR)	444,161	151,450	299,951	108,752	229,835	69,951
Corporate and other	407,564	(22,661)	285,507	(51,397)	263,020	(38,354)
Intersegment eliminations	(75,112)	—	(47,361)	—	(55,169)	—

Total LGI before elimination of equity affiliates	5,151,332	1,770,845	4,036,598	1,431,384	3,138,275	1,040,094
Elimination of equity affiliates	—	—	(1,504,709)	(589,597)	(3,029,885)	(1,022,347)

Total consolidated LGI	$5,151,332	$1,770,845	$2,531,889	$841,787	$108,390	$17,747

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	Investments in affiliates		Long-lived assets		Total assets

	December 31,		December 31,		December 31,

	2005	2004	2005	2004	2005	2004

	amounts in thousands
Balance Sheet Data
Europe Broadband
The Netherlands	$—	$—	$2,692,385	$2,027,965	$2,754,895	$2,115,688
Switzerland	5,638	—	3,754,010	—	4,125,279	—
France	—	—	1,037,746	1,076,866	1,151,341	1,204,716
Austria	—	—	1,004,817	826,680	1,037,758	876,201
Other Western Europe	—	—	994,695	476,272	1,050,560	531,454

Total Western Europe	5,638	—	9,483,653	4,407,783	10,119,833	4,728,059

Hungary	—	—	698,949	516,898	739,508	547,487
Other Central and Eastern Europe	64	11,797	1,365,443	452,612	1,481,006	541,554

Total Central and Eastern Europe	64	11,797	2,064,392	969,510	2,220,514	1,089,041

Total Europe Broadband	5,702	11,797	11,548,045	5,377,293	12,340,347	5,817,100
Japan (J:COM)	43,701	36,846	4,247,725	3,814,682	4,911,855	4,289,536
Chile (VTR)	497	—	1,158,309	572,450	1,362,780	682,270
Corporate and other	739,166	1,853,845	1,877,092	1,376,366	4,418,990	6,925,497

Total LGI before elimination of equity affiliates	789,066	1,902,488	18,831,171	11,140,791	23,033,972	17,714,403
Elimination of equity affiliates	—	(36,846)	—	(3,814,682)	—	(4,289,536)

Total consolidated LGI — continuing operations	789,066	1,865,642	18,831,171	7,326,109	23,033,972	13,424,867
Discontinued operations	—	—	325,729	257,542	344,557	277,496

Total consolidated LGI	$789,066	$1,865,642	$19,156,900	$7,583,651	$23,378,529	$13,702,363

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Total segment operating cash flow	$1,770,845	$841,787	$17,747
Stock-based compensation expense	(59,231)	(142,676)	(4,088)
Depreciation and amortization	(1,454,863)	(915,748)	(15,114)
Impairment of long-lived assets	(8,320)	(69,353)	—
Restructuring and other operating credits (charges)	2,753	(28,901)	—

Operating income (loss)	251,184	(314,891)	(1,455)
Interest expense	(433,467)	(286,321)	(2,178)
Interest and dividend income	77,649	65,494	24,874
Share of earnings (losses) of affiliates, net	(22,949)	38,710	13,739
Realized and unrealized gains (losses) on derivative instruments, net	309,973	(35,775)	12,762
Foreign currency transaction gains (losses), net	(209,400)	117,514	5,412
Gain on exchange of investment securities	—	178,818	—
Other-than-temporary declines in fair values of investments	(3,403)	(18,542)	(6,884)
Gains (losses) on extinguishment of debt	(33,700)	27,977	—
Gains (losses) on disposition of non-operating assets, net	115,169	43,714	(4,033)
Other income (expense), net	(263)	(7,931)	6,651

Earnings (loss) before income taxes, minority interests and discontinued operations	$50,793	$(191,233)	$48,888

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Capital Expenditures
Europe Broadband
The Netherlands	$152,575	$84,698	$63,451
Switzerland	27,001	—	—
France	128,655	65,435	48,810
Austria	48,325	53,660	43,751
Other Western Europe	73,544	46,626	22,965

Total Western Europe	430,100	250,419	178,977
Hungary	70,941	39,833	23,004
Other Central and Eastern Europe	84,473	39,776	29,904

Total Central and Eastern Europe	155,414	79,609	52,908

Total Europe Broadband	585,514	330,028	231,885
Japan (J:COM)	354,705	295,914	279,841
Chile (VTR)	98,576	41,685	41,391
Corporate and other	156,198	115,904	82,717

Total LGI before elimination of equity affiliates	1,194,993	783,531	635,834
Elimination of equity affiliates	—	(295,914)	(612,965)

Total consolidated LGI	$1,194,993	$487,617	$22,869

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Geographic Segments
The revenue of our geographic segments is set forth below:

	Year ended December 31,

	2005	2004	2003

	amounts in thousands
Revenue
Europe
Europe Broadband
The Netherlands	$780,934	$730,483	$617,488
Switzerland	122,078	—	—
France	513,762	312,948	113,842
Austria	322,196	306,479	266,387
Sweden	93,007	88,233	75,152
Belgium	40,140	37,463	31,810
Ireland	188,230	48,693	—

Total Western Europe	2,060,347	1,524,299	1,104,679

Hungary	281,707	217,429	165,310
Poland	137,791	110,288	86,156
Czech Republic	101,482	82,163	65,370
Slovak Republic	39,527	32,684	25,426
Romania	67,214	26,929	20,156
Slovenia	24,546	—	—

Total Central and Eastern Europe	652,267	469,493	362,418

Total Europe Broadband	2,712,614	1,993,792	1,467,097
chellomedia(2)	270,766	155,015	145,528

Total Europe	2,983,380	2,148,807	1,612,625

Japan (J:COM)	1,662,105	1,504,709	1,233,492

The Americas
Chile (VTR)	444,161	299,951	229,835
Other(1)	136,798	130,492	117,492

Total — The Americas	580,959	430,443	347,327

Intersegment eliminations	(75,112)	(47,361)	(55,169)

Total LGI before elimination of equity affiliates	5,151,332	4,036,598	3,138,275
Elimination of equity affiliates	—	(1,504,709)	(3,029,885)

Total consolidated LGI	$5,151,332	$2,531,889	$108,390

(1)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

(2)	chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands and other European countries.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The long-lived assets of our geographic segments are set forth below:

	December 31,

	2005	2004

	amounts in thousands
Long-lived assets
Europe
Europe Broadband
The Netherlands	$2,692,385	$2,027,965
Switzerland	3,754,010	—
France	1,037,746	1,076,866
Austria	1,004,817	826,680
Sweden	306,756	255,842
Belgium	122,459	92,410
Ireland	565,480	128,020

Total Western Europe	9,483,653	4,407,783

Hungary	698,949	516,898
Poland	339,038	174,157
Czech Republic	327,507	180,280
Slovak Republic	105,292	61,182
Romania	501,471	36,993
Slovenia	92,135	—

Total Central and Eastern Europe	2,064,392	969,510

Total Europe Broadband	11,548,045	5,377,293
chellomedia(1)	377,282	438,844

Total Europe	11,925,327	5,816,137

Japan (J:COM)	4,247,725	3,814,682

The Americas
U.S.(2)	790,427	658,167
Chile (VTR)	1,158,309	572,450
Other(3)	264,657	279,355

Total — The Americas	2,213,393	1,509,972

Australia	444,726	—

Total LGI before elimination of equity affiliates	18,831,171	11,140,791
Elimination of equity affiliates	—	(3,814,682)

Total consolidated LGI — continuing operations	18,831,171	7,326,109
Discontinued operations	325,729	257,542

Total consolidated LGI	$19,156,900	$7,583,651

(1)	chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands and other European countries.

(2)	Primarily represents the assets of our corporate segment.

(3)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(22)	Accounting Change
In September 2005, the EITF reached a consensus on EITF No. 05-08. Based on the consensus, a temporary difference arises as the result of an entity issuing convertible debt with a beneficial conversion feature. Additionally, the EITF agreed that the deferred tax liability for the related temporary difference should be recorded as an adjustment to additional paid-in capital.
Retrospective transition is required for all instruments with a beneficial conversion feature accounted for in accordance with Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.
As further described in note 10, UGC issued the UGC Convertible Notes in April 2004. The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and currency exchange rates (euro to U.S. dollar). We account for the embedded equity derivative separately at fair value, with changes in fair value reported in our consolidated statements of operations. Although the UGC Convertible Notes do not contain a beneficial conversion feature, we believe that the tax accounting considerations set forth in EITF 05-08 are similar to those associated with the UGC Convertible Notes. Accordingly, we have concluded that our tax accounting for the UGC Convertible Notes should not be different than that prescribed by EITF 05-08, except that the deferred taxes associated with the UGC Convertible Notes should be charged or credited to our statement of operations to match the statement of operations treatment required for changes in the carrying values of the components of the UGC Convertible Notes. As a result, we have retrospectively adopted the provisions of EITF 05-08 in our consolidated financial statements as of December 31, 2005 and 2004, and for the year ended December 31, 2005 and the period during 2004 in which the UGC Convertible Notes were outstanding.
The following financial statement line items for fiscal years 2005 and 2004 were affected by the change in accounting principle:

		As adjusted for	Effect of
	As previously	accounting	accounting
	reported	change	change

	amounts in thousands
Balance Sheet:
As of December 31, 2004:
Noncurrent deferred tax liability	$458,138	$464,661	$6,523

Minority interest in subsidiaries	$1,216,710	$1,213,610	$(3,100)

Accumulated deficit	$(1,649,007)	$(1,652,430)	$(3,423)

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

		As reclassified for	As adjusted
		discontinued	for	Effect of
	As previously	operations	accounting	accounting
	reported	(note 5)	change	change

	amounts in thousands
Statement of Operations:
Year ended December 31, 2004:
Income tax benefit	$17,449	$20,323	$13,800	$(6,523)

Minority interests in losses subsidiaries	$167,336	$160,624	$163,724	$3,100

Loss from continuing operations	$(18,058)	$(10,286)	$(13,709)	$(3,423)

Net loss	$(18,058)	$(18,058)	$(21,481)	$(3,423)

Pro forma loss per common share — basic and diluted:
Continuing operations	$(0.06)	$(0.03)	$(0.04)	$(0.01)
Discontinued operations	—	(0.03)	(0.03)	—

	$(0.06)	$(0.06)	$(0.07)	$(0.01)

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

(23)	Quarterly Financial Information (Unaudited)

	2005

	1st	2nd	3rd	4th
	quarter	quarter	quarter	Quarter

	as adjusted	as adjusted	as adjusted
	(note 22)	(note 22)	(note 22)
	amounts in thousands, except per share amounts
Revenue
As previously reported	$1,235,250	$1,276,272	$1,295,795	$1,443,105
Effect of discontinued operations (note 5)	(32,021)	(33,679)	(33,390)	—

As adjusted	$1,203,229	$1,242,593	$1,262,405	$1,443,105

Operating income (loss)
As previously reported	$97,766	$41,845	$36,423	$84,683
Effect of discontinued operations (note 5)	(2,925)	(4,910)	(1,698)	—

As adjusted	$94,841	$36,935	$34,725	$84,683

Net earnings (loss):
As previously reported	$26,334	$(123,348)	$(152,808)	$145,294
Effect of change in accounting (note 22)	(9,801)	9,327	24,905	—

As adjusted	$16,533	$(114,021)	$(127,903)	$145,294

Historical earnings (loss) per common share (note 3) — basic and diluted
As previously reported	$0.08	$(0.34)	$(0.32)	$0.30
Effect of change in accounting (note 22)	(0.03)	0.03	0.05	—

As adjusted	$0.05	$(0.31)	$(0.27)	$0.30

LIBERTY GLOBAL,INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

	2004

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter

		as adjusted	as adjusted	as adjusted
		(note 22)	(note 22)	(note 22)
	amounts in thousands, except per share amounts
Revenue
As previously reported	$576,200	$580,409	$708,807	$778,868
Effect of discontinued operations (note 5)	(25,563)	(28,304)	(27,103)	(31,425)

As adjusted	$550,637	$552,105	$681,704	$747,443

Operating income (loss)
As previously reported	$(83,651)	$(35,297)	$(43,485)	$(151,440)
Effect of discontinued operations (note 5)	231	1,080	(532)	(1,797)

As adjusted	$(83,420)	$(34,217)	$(44,017)	$(153,237)

Net earnings (loss):
As previously reported	$(83,951)	$29,026	$78,549	$(41,682)
Effect of change in accounting (note 22)	—	(10,406)	1,044	5,939

As adjusted	$(83,951)	$18,620	$79,593	$(35,743)

Historical and pro forma loss per common share (note 3) — basic and diluted:
As previously reported	$(0.27)	$0.09	$0.23	$(0.12)
Effect of change in accounting (note 22)	—	(0.03)	0.01	0.02

As adjusted	$(0.27)	$0.06	$0.24	$(0.10)

(24)	Subsequent Event

Inode Acquisition
On March 2, 2006, we completed the acquisition of INODE Telekommunikationsdienstleistungs GmbH, an unbundled DSL-provider in Austria, for cash consideration before direct acquisition costs of approximately €93 million ($111 million at the transaction date).

PART III
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2006.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We intend to file our definitive proxy statement for our 2006 Annual Meeting of shareholders with the Securities and Exchange Commission on or before May 1, 2006.

III-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-55 of this Annual Report.
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
LGI Condensed Balance Sheet as of December 31, 2005 (Parent Company Only)	IV-9
LGI Condensed Statement of Operations for the six months ended December 31, 2005 (Parent Company Only)	IV-10
LGI Condensed Statement of Stockholders’ Equity for the six months ended December 31, 2005 (Parent Company Only)	IV-11
LGI Condensed Statement of Cash Flows for the six months ended December 31, 2005 (Parent Company Only)	IV-12
LMI Condensed Balance Sheet as of December 31, 2004 (Parent Company Only)	IV-13
LMI Condensed Statements of Operations for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-14
LMI Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-15
LMI Condensed Statements of Cash Flows for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-16
Schedule II — Valuation and Qualifying Accounts	IV-17
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Jupiter TV Co., Ltd. and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-18
Consolidated Balance Sheets as of December 31, 2005 and 2004	IV-19
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	IV-21
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	IV-22
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	IV-23
Notes to Consolidated Financial Statements	IV-25
Jupiter Telecommunications Co., Ltd. and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-52
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-53
Consolidated Statements of Operations for the years ended December 31, 2003 and 2004	IV-55
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2004	IV-56
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004	IV-57
Notes to Consolidated Financial Statements	IV-58

Torneos y Competencias S.A.
Independent Auditors’ Report	IV-80
Consolidated Balance Sheets as of December 31, 2004 and 2003	IV-81
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	IV-82
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	IV-83
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	IV-84
Notes to Consolidated Financial Statements	IV-85
UnitedGlobalCom, Inc.
Report of Independent Registered Public Accounting Firm	IV-103
Report of Independent Public Accountants	IV-104
Consolidated Balance Sheets as of December 31, 2003 and 2002	IV-105
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	IV-106
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	IV-107
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	IV-110
Notes to Consolidated Financial Statements	IV-111
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-164
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-165
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-166
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-167
Notes to the Consolidated Financial Statements	IV-169
Fox Pan American Sports, LLC and Subsidiary
Report of Independent Registered Public Accounting Firm	IV-205
Consolidated Balance Sheets at December 31, 2004 and 2003	IV-206
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-207
Consolidated Statements of Changes in Members’ (Deficit) Equity for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-208
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-209
Notes to Consolidated Financial Statements	IV-210
Telenet Group Holdings N.V. (Telenet)
We have an investment in Telenet and we account for this investment using the equity method of accounting. SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Telenet financial statements in this Annual Report on Form 10-K since our investment in Telenet is considered to be significant in the context of Rule 3-09 for the year ended December 31, 2005. LGI expects to file an amendment to this Annual Report on Form 10-K on or before June 30, 2006 to include the audited consolidated financial statements of Telenet.

(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among the Registrant (fka New Cheetah, Inc.), Liberty Media International, Inc. (LMI), UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to LMI’s Current Report on Form 8-K, dated January 17, 2005 (File No. 000-50671))
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-49658) (the UGC 2004 10-K))
4.5	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-49658))
4.6	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-49658))
4.7	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.8	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)

4.9	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.10	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000 (the October 2000 Senior Secured Credit Facility), among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.11	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the October 2000 Senior Secured Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated December 15, 2005 (File No. 000-51360) (the Credit Facility 8-K))
4.12	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.3 to the Credit Facility 8-K)
4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Incentive Plan)*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2005 (File No. 000-51360) (the Incentive Plan 8-K))
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LMI) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the LMI’s common stock, dated July 14, 2004 (File No. 005-79904))
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated December 22, 2005 (File No. 000-51360) (the 409A 8-K))
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Director Plan)*
10.8	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K)
10.9	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective March 8, 2006)*
10.10	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))

10.11	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K)
10.12	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K)
10.13	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.9 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K))
10.14	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K)
10.15	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (Amended and Restated October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 30, 2005 (File No. 000-51360))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K)
10.17	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.18	UIH Latin America, Inc. Stock Option Plan, effective June 6, 1999 (as amended December 6, 2000) (incorporated by reference to Exhibit 10.89 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776) (the UGC Form S-1))
10.19	Form of Indemnification Agreement between the Registrant and its Directors*
10.20	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.21	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2005 (File No. 000-51360) (the Aircraft 8-K))
10.22	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K)
10.23	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K)
10.24	Employment Agreement, effective April 19, 2000, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K)
10.25	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K)
10.26	Contract Extension Letter dated November 2, 2005, among UGC, UPC and Gene Musselman*
10.27	Executive Service Agreement dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K)
10.28	Employment Agreement dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated January 5, 2004 (File No. 000-49658))
10.29	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.29 below (incorporated by reference to Exhibit 10.87 to the UGC Form S-1)
10.30	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1)

10.31	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (Liberty Media) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the Form 10 Amendment))
10.32	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media, the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.33	Form of Facilities and Services Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.34	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.35	Form of Tax Sharing Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.36	Form of Credit Facility between Liberty Media and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.37	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-49658) (the UGC July 2004 8-K))
10.38	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.39	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.40	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-50671))
10.41	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated September 30, 2005 (File No. 000-51360) (the Cablecom 8-K))
10.43	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.44	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
21 — Subsidiaries of the Registrant*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co.*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of Finsterbusch Pickenhayn Sibille*
23.5	Consent of KPMG LLP*
23.6	Information re: Absence of Consent of Arthur Andersen LLP*
23.7	Consent of Ernst & Young LTDA.*
23.8	Consent of KPMG LLP*

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: March 14, 2006	By /s/ Elizabeth M. Markowski

Elizabeth M. Markowski Senior Vice President, Secretary and General Counsel
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	March 14, 2006

/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	March 14, 2006

/s/ John P. Cole John P. Cole	Director	March 14, 2006

/s/ John W. Dick John W. Dick	Director	March 14, 2006

/s/ Paul A. Gould Paul A. Gould	Director	March 14, 2006

/s/ David E. Rapley David E. Rapley	Director	March 14, 2006

/s/ Larry E. Romrell Larry E. Romrell	Director	March 14, 2006

/s/ Gene W. Schneider Gene W. Schneider	Director	March 14, 2006

/s/ J. C. Sparkman J. C. Sparkman	Director	March 14, 2006

/s/ J. David Wargo J. David Wargo	Director	March 14, 2006

/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	March 14, 2006

LIBERTY GLOBAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEET
(Parent Company Only)
(amounts in thousands)

December 31,
2005

ASSETS
Current assets:
Cash and cash equivalents	$3,867
Other current assets	1,021

Total current assets	4,888

Investments in consolidated subsidiaries, including intercompany balances	7,824,782
Property and equipment, at cost	251
Accumulated depreciation	(23)

Property and equipment, net	228
Deferred tax asset	17,351
Other non-current assets	23

Total assets	$7,847,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,986
Accrued liabilities	4,840

Total current liabilities	30,826

Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; 232,334,708 shares issued at December 31, 2005	2,323
Series B common stock, $.01 par value. Authorized 50,000,000 shares; 7,323,570 shares issued and outstanding at December 31, 2005	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 239,820,997 shares issued at December 31, 2005	2,398
Additional paid-in capital	9,992,236
Accumulated deficit	(1,732,527)
Accumulated other comprehensive loss, net of taxes	(262,889)
Deferred compensation	(15,592)
Treasury stock, at cost	(169,576)

Total stockholders’ equity	7,816,446

Total liabilities and stockholders’ equity	$7,847,272

LIBERTY GLOBAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)
(amounts in thousands)

Six months
ended
December 31,
2005

Operating costs and expenses:
Selling, general and administrative	$15,927
Stock-based compensation	(11,927)
Depreciation and amortization	23

Operating loss	(4,023)
Other income (expense):
Interest and dividend income	1,135
Related party interest expense, net	(10,856)
Foreign currency transaction losses, net	(8,483)
Other, net	85

(18,119)

Loss before income taxes and equity in income of consolidated subsidiaries, net	(22,142)
Equity in income of consolidated subsidiaries, net	31,439
Income tax benefit	8,094

Net income	$17,391

LIBERTY GLOBAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Parent Company Only)
(amounts in thousands)

						Accumulated
						other
	Common stock			Additional		comprehensive			Total
				paid-in	Accumulated	loss, net of	Deferred	Treasury	stockholders’
	Series A	Series B	Series C	capital	deficit	taxes	compensation	stock, at cost	equity

Balance at July 1, 2005 (Post-LGI Combination)(as adjusted)	$2,317	$73	$2,390	$9,896,825	$(1,749,918)	$(130,862)	$(11,283)	$(90,594)	$7,918,948
Net income	—	—	—	—	17,391	—	—	—	17,391
Other comprehensive loss, net of taxes	—	—	—	—	—	(132,027)	—	—	(132,027)
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes	—	—	—	2,320	—	—	—	—	2,320
Issuance of restricted stock	—	—	—	5,427	—	—	(5,427)	—	—
Reclassification of SARS obligation	—	—	—	50,264	—	—	—	—	50,264
Stock issued (acquired) in connection with equity incentive and 401(K) plans	6	—	8	23,161	—	—	—	(89)	23,086
Repurchase of common stock	—	—	—	—	—	—	—	(78,893)	(78,893)
Stock-based compensation, net of taxes	—	—	—	(13,045)	—	—	1,118	—	(11,927)
Net cash received in connection with structured stock repurchase instruments	—	—	—	613	—	—	—	—	613
Tax benefits allocated from Liberty Media Corporation pursuant to Tax Sharing Agreement	—	—	—	26,671	—	—	—	—	26,671

Balance at December 31, 2005	$2,323	$73	$2,398	$9,992,236	$(1,732,527)	$(262,889)	$(15,592)	$(169,576)	$7,816,446

LIBERTY GLOBAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)
(amounts in thousands)

Six months
ended
December 31,
2005

Cash flows from operating activities:
Net income	$17,391
Adjustments to reconcile net income to net cash used by operating activities:
Equity in income of consolidated subsidiaries, net	(31,439)
Stock-based compensation	(11,927)
Depreciation and amortization	23
Deferred income tax benefit	(8,094)
Changes in operating assets and liabilities:
Receivables, pre-paids and other	3,221
Payables and accruals	34,880

Net cash provided by operating activities	4,055

Cash flows provided by investing activities:
Net distributions and advances received from subsidiaries and affiliates	76,996
Capital expended for property and equipment	(231)

Net cash provided by investing activities	76,765

Cash flows from financing activities:
Treasury stock purchase	(78,893)
Proceeds from exercises of stock options	5,717
Other financing activities, net	613

Net cash used by financing activities	(72,563)

Effect of exchange rates on cash	(8,483)

Net decrease in cash and cash equivalents	(226)
Cash and cash equivalents:
Beginning of period	4,093

End of period	$3,867

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEET
(Parent Company Only)
(amounts in thousands)

December 31,
2004

as adjusted
ASSETS
Current assets:
Cash and cash equivalents	$1,069,996
Derivative instruments	56,011
Other current assets	329

Total current assets	1,126,336

Investments in consolidated subsidiaries, including intercompany balances	4,143,562
Property and equipment, at cost	7,597
Accumulated depreciation	(387)

Property and equipment, net	7,210
Deferred tax asset	217
Other non-current assets	75

Total assets	$5,277,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,927
Derivative instruments	5,257

Total current liabilities	9,184
Other long-term liabilities	31,133

Total liabilities	40,317
Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; 168,514,962 shares issued at June 30, 2005	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; 7,264,300 shares issued and outstanding at June 30, 2005	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 175,779,262 shares issued at June 30, 2005	1,758
Additional paid-in capital (as adjusted)	6,999,877
Accumulated deficit	(1,652,430)
Accumulated other comprehensive income (loss), net of taxes	14,010
Treasury stock, at cost	(127,890)

Total stockholders’ equity	5,237,083

Total liabilities and stockholders’ equity	$5,277,400

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)
(amounts in thousands)

	Six months	Seven months
	ended	ended
	June 30,	December 31,
	2005	2004

	Pre-LGI	as adjusted
	Combination
Operating costs and expenses:
Selling, general and administrative	$7,184	$8,535
Stock-based compensation charges	5,210	20,382
Depreciation and amortization	388	387

Operating loss	(12,782)	(29,304)

Other income (expense):
Interest and dividend income	14,852	8,673
Realized and unrealized gains (losses) on derivative instruments, net	8,038	(4,146)
Other, net	(642)	1,465

	22,248	5,992

Income (loss) before income taxes and equity in income of consolidated subsidiaries, net	9,466	(23,312)
Equity in income (loss) of consolidated subsidiaries, net	(109,762)	97,426
Income tax benefit	2,808	5,763

Net income (loss) (as adjusted)	$(97,488)	$79,877

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Parent Company Only)
(amounts in thousands)

						Accumulated
						other
	Common stock			Additional		comprehensive	Treasury	Total
				paid-in	Accumulated	income (loss),	stock at	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	cost	equity

Balance at June 1, 2004 (as adjusted)	$1,399	$61	$1,460	$6,226,391	$(1,732,307)	$(56,388)	$—	$4,440,616
Net income	—	—	—	—	79,877	—	—	79,877
Other comprehensive earnings, net of taxes	—	—	—	—	—	70,398	—	70,398
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes	—	—	—	6,049	—	—	—	6,049
Common stock issued in rights offering (as adjusted)	283	12	295	735,071	—	—	—	735,661
Stock issued for stock option exercises (as adjusted)	3	—	3	11,984	—	—	—	11,990
Repurchase of common stock	—	—	—	—	—	—	(127,890)	(127,890)
Stock-based compensation, net of taxes	—	—	—	20,382	—	—	—	20,382

Balance at December 31, 2004 (as adjusted)	1,685	73	1,758	6,999,877	(1,652,430)	14,010	(127,890)	5,237,083
Net loss (as adjusted)	—	—	—	—	(97,488)	—	—	(97,488)
Other comprehensive loss, net of taxes	—	—	—	—	—	(152,303)	—	(152,303)
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes	—	—	—	127,127	—	—	—	127,127
Stock issued in connection with equity incentive and 401(K) plans	1	—	—	5,196	—	—	—	5,197
Stock-based compensation, net of taxes	—	—	—	5,210	—	—	—	5,210

Balance at June 30, 2005 (Pre-LGI Combination) (as adjusted)	$1,686	$73	$1,758	$7,137,410	$(1,749,918)	$(138,293)	$(127,890)	$5,124,826

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(amounts in thousands)

	Six months	Seven months
	ended	ended
	June 30,	December 31,
	2005	2004

	Pre-LGI	as adjusted
	Combination
Cash flows from operating activities:
Net income (loss) (as adjusted)	$(97,488)	$79,877
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in income of consolidated subsidiaries, net	109,762	(97,426)
Stock-based compensation charges	5,210	20,382
Realized and unrealized gains (losses) on derivative instruments, net	(8,038)	4,146
Depreciation and amortization	388	387
Deferred income tax expense	(2,808)	(4,417)
Other non-cash items, net	(10,364)	30,195
Changes in operating assets and liabilities:
Receivables, pre-paids and other	46	(329)
Payables and accruals	(1,302)	2,242

Net cash (used) provided by operating activities	(4,594)	35,057

Cash flows (used) provided by investing activities:
Investments in and loans to consolidated subsidiaries, affiliates and others	(554,345)	—
Net distributions and advances received from subsidiaries and affiliates	—	400,281
Net cash recorded (paid) to purchase or settle derivative instruments	57,099	(35,653)
Other investing activities, net	(17)	(36)

Net cash (used) provided by investing activities	(497,263)	364,592

Cash flows from financing activities:
Net proceeds received from rights offering	—	735,661
Treasury stock purchase	—	(127,890)
Proceeds from exercise of stock options	5,197	11,990

Net cash provided by financing activities	5,197	619,761

Net (decrease) increase in cash and cash equivalents	(496,660)	1,019,410
Cash and cash equivalents:
Beginning of period	1,069,996	50,586

End of period	$573,336	$1,069,996

LIBERTY GLOBAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts

		Additions			Foreign
	Balance at	to costs			currency	Balance at
	beginning	and		Deductions	translation	end of
	of period	expenses	Acquisition	or write-offs	adjustments	period

	amounts in thousands
Year ended December 31:
2003	$13,104	1,450	—	(2,076)	1,469	13,947
2004	$13,947	22,663	51,400	(30,264)	3,644	61,390
2005	$61,390	39,944	31,903	(54,596)	(5,000)	73,641

Report of Independent Registered Public Accounting Firm
The Board of Directors
Jupiter TV Co., Ltd.
We have audited the accompanying consolidated balance sheets of Jupiter TV Co., Ltd. (formerly, Jupiter Programming Co., Ltd.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter TV Co., Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG AZSA & Co.
Tokyo, Japan
March 1, 2006

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
ASSETS
Current assets:
Cash and cash equivalents:
Related party	¥7,210,000	¥3,100,000
Other	7,807,758	2,252,611
Accounts receivable (less allowance for doubtful accounts of ¥6,885 thousand in 2005 and ¥7,723 thousand in 2004):
Related party	247,412	341,364
Other	5,820,921	4,338,273
Retail inventories	3,271,723	2,999,404
Program rights and language versioning, net (Note 3)	776,225	599,480
Deferred income taxes (Note 13)	1,920,446	1,334,560
Prepaid and other current assets	944,943	401,840

Total current assets	27,999,428	15,367,532
Investments (Note 4)	8,323,586	6,929,961
Property and equipment, net (Note 5)	5,558,196	5,327,068
Software development costs, net (Note 6)	4,125,115	1,902,244
Program rights and language versioning, excluding current portion, net (Note 3)	346,059	86,289
Goodwill (Note 8)	294,244	470,131
Other intangible assets, net (Note 7)	218,624	251,959
Deferred income taxes (Note 13)	811,465	357,606
Other assets, net	1,187,959	680,365

Total assets	¥48,864,676	¥31,373,155

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
December 31, 2005 and 2004

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (related party) (Note 12):	¥275,000	¥—
Current portion of long-term debt (Note 12):	1,600,000	—
Obligations under capital leases, current installments (related party) (Note 11)	418,757	290,031
Accounts payable:
Related party	199,768	556,748
Other	8,175,159	4,849,410
Accrued liabilities:
Related party	1,199,511	276,938
Other	1,601,439	1,515,453
Income taxes payable	5,035,948	2,191,203
Advances from affiliate	1,700,000	938,000
Deferred income taxes (Note 13)	7,195	—
Other current liabilities	914,454	512,501

Total current liabilities	21,127,231	11,130,284
Long-term debt, excluding current portion (Note 12):
Related party	—	1,000,000
Other	2,400,000	4,000,000
Obligations under capital leases, excluding current installments (related party) (Note 11)	1,271,550	823,170
Accrued pension and severance cost (Note 14)	394,404	284,796
Deferred income taxes (Note 13)	347,427	81,380

Total liabilities	25,540,612	17,319,630

Minority interests	5,740,286	3,055,893

Shareholders’ equity (Note 15):
Common stock, no par value;	11,434,000	11,434,000
Authorized 460,000 shares; issued and outstanding 360,680 shares
Additional paid-in capital	7,266,129	6,788,054
Accumulated deficit	(1,154,532)	(7,207,717)
Accumulated other comprehensive income (loss)	38,181	(16,705)

Total shareholders’ equity	17,583,778	10,997,632

Total liabilities and shareholders’ equity	¥48,864,676	¥31,373,155

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Revenues:
Retail sales, net	¥75,676,822	¥50,010,854	¥38,699,329
Television programming revenue:
Related party	1,894,734	1,662,786	1,555,219
Other	7,550,155	6,764,580	5,902,026
Services and other revenue:
Related party	957,801	866,157	755,244
Other	1,564,374	1,176,418	906,453

Total revenues	87,643,886	60,480,795	47,818,271

Operating costs and expenses:
Cost of retail sales:
Related party	2,870,514	2,212,430	1,597,880
Other	41,234,988	28,038,763	21,658,902
Cost of programming and distribution:
Related party	2,770,766	2,742,401	2,487,545
Other	9,313,547	7,482,238	6,271,783
Selling, general and administrative expenses:
Related party	1,376,379	1,318,449	943,439
Other	13,904,523	10,084,322	8,532,952
Depreciation and amortization	1,848,694	1,380,432	1,210,163
Impairment loss on long-lived assets (Note 5)	735,349	—	—

Total operating expenses	74,054,760	53,259,035	42,702,664

Operating income	13,589,126	7,221,760	5,115,607
Other income (expense):
Interest expense:
Related party	(46,576)	(45,258)	(60,073)
Other	(72,215)	(77,245)	(66,204)
Foreign exchange gain (loss)	488,924	126,572	(141,368)
Equity in income (losses) of equity-method affiliates (Note 4)	53,925	22,888	(64,472)
Gain on sale of investment in affiliate (Note 4)	116,441	—	—
Impairment loss on investment (Note 4)	(30,000)	—	—
Other income (expense), net	5,859	(9,241)	9,763

Total other income (expense)	516,358	17,716	(322,354)

Income before income taxes and minority interests	14,105,484	7,239,476	4,793,253
Income tax expense (Note 13)	(5,457,906)	(2,951,446)	(1,519,225)
Minority interests in earnings, net of tax	(2,594,393)	(1,077,972)	(608,738)

Net income	¥6,053,185	¥3,210,058	¥2,665,290

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Common stock (Note 15):
Balance at beginning of year	¥11,434,000	¥16,834,000	¥16,834,000
Transfer from common stock	—	(8,400,000)	—
Issuance of common stock	—	3,000,000	—

Balance at end of year	11,434,000	11,434,000	16,834,000

Additional paid-in capital (Note 15):
Balance at beginning of year	6,788,054	—	—
Gain on issuance of common stock by equity-method investee, net of income tax of ¥282,787 thousand (Note 4)	478,075	—	—
Transfer from common stock	—	6,587,064	—
Issuance of common stock	—	3,000,000	—
Carryover basis adjustment related to LJS acquisition (Note 2)	—	(2,799,010)	—

Balance at end of year	7,266,129	6,788,054	—

Accumulated deficit:
Balance at beginning of year	(7,207,717)	(12,230,711)	(14,896,001)
Transfer from common stock (Note 15)	—	1,812,936	—
Net income	6,053,185	3,210,058	2,665,290

Balance at end of year	(1,154,532)	(7,207,717)	(12,230,711)

Accumulated other comprehensive income:
Balance at beginning of year	(16,705)	—	—
Unrecognized gains (losses) on derivative instruments, net of income tax expense of ¥37,653 thousand in 2005 and income tax benefit of ¥11,460 thousand in 2004 (Note 9):	54,886	(16,705)	—

Balance at end of year	38,181	(16,705)	—

Treasury stock at cost:
Balance at beginning of year	—	—	—
Redemption of common stock, held as treasury stock (Note 15)	—	(6,000,000)	—
Issuance of treasury stock related to LJS acquisition (Note 2)	—	6,000,000	—

Balance at end of year	—	—	—
	—	—	—
Total shareholders’ equity	¥17,583,778	¥10,997,632	¥4,603,289

Comprehensive income:
Net income for the year	¥6,053,185	¥3,210,058	¥2,665,290
Unrealized gain (loss) on derivative instruments, net of income tax expense of ¥30,252 thousand in 2005 and income tax benefit of ¥11,460 thousand in 2004	44,096	(16,705)	—
Reclassification adjustment for loss included in net income, net of income tax of ¥7,401 thousand	10,790	—	—

Total comprehensive income	¥6,108,071	¥3,193,353	¥2,665,290

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Cash flows from operating activities:
Net income	¥6,053,185	¥3,210,058	¥2,665,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,848,694	1,380,432	1,210,163
Amortization of program rights and language versioning	1,810,630	1,732,435	1,570,670
Provision for doubtful accounts	(838)	(3,519)	1,975
Equity in (income) losses of equity-method affiliates	(53,925)	(22,888)	64,472
Deferred income taxes	(1,061,284)	(278,181)	(553,039)
Minority interest in earnings	2,594,393	1,077,972	608,738
Gain on sale of investment in affiliate	(116,441)	—	—
Impairment loss on long-lived assets	735,349	—	—
Impairment loss on investment	30,000	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Purchase of program rights and language versioning	(2,247,145)	(1,631,074)	(1,608,392)
Increase in accounts receivable	(1,387,858)	(1,307,561)	(740,650)
(Increase) decrease in retail inventories	(272,319)	(763,453)	252,870
Increase in accounts payable	2,777,437	883,283	777,510
Increase in accrued liabilities	977,414	263,015	425,674
Increase in income taxes payable	2,844,746	674,288	369,587
Other, net	(446,543)	(22,218)	210,947

Net cash provided by operating activities	14,085,495	5,192,589	5,255,815
Cash flows from investing activities:
Capital expenditures	(3,784,687)	(3,886,668)	(1,299,228)
Acquisition of subsidiary, net of cash acquired	(46,365)	(391,887)	—
Proceeds from sale of investment in affiliate	275,102	—	—
Investments in affiliates	(767,500)	(748,500)	(1,259,945)
Other, net	—	—	4,500

Net cash used in investing activities	(4,323,450)	(5,027,055)	(2,554,673)

JUPITER TV CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Cash flows from financing activities:
Proceeds (repayments) on short-term debt	—	(46,000)	46,000
Proceeds from advances from affiliate	762,000	938,000	—
Proceeds from issuance of short-term debt (related party)	275,000	—	4,040,000
Principal payments on shareholders loan	(1,000,000)	(176,000)	(4,000,000)
Principal payments on obligations under capital leases	(354,515)	(429,014)	(460,262)
Proceeds from issuance of common stock	—	6,000,000	—
Proceeds from issuance of common stock by consolidated investee	90,000	—	—
Payments to acquire treasury stock	—	(6,000,000)	—

Net cash (used in) provided by financing activities	(227,515)	286,986	(374,262)
Net effect of exchange rate changes on cash and cash equivalents	130,617	(4,677)	(23,095)

Net increase in cash and cash equivalents	9,665,147	447,843	2,303,785
Cash and cash equivalents at beginning of year	5,352,611	4,904,768	2,600,983

Cash and cash equivalents at end of year	¥15,017,758	¥5,352,611	¥4,904,768

Supplemental information:
Cash paid during the year for:
Income taxes	¥3,674,446	¥2,551,301	¥1,702,678
Interest	91,860	90,711	126,277
Acquisition of BBF (Note 2)
Fair value of assets acquired (including cash acquired of ¥158,113 thousand)	—	705,657	—
Fair value of liabilities assumed	—	(87,657)	—
Accrued estimated additional purchase consideration	—	(68,000)	—
Non-cash activities:
Assets acquired under capital leases	931,620	1,037,505	142,644
Accrual for purchase of property and equipment	290,402	241,622	—
Acquisition of LJS through issuance of treasury stock (Note 2)	—	3,200,990	—
Elimination of long-term loan from LJS	—	840,000	—
See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies and Practices

(a)	Description of Business
Jupiter TV Co., Ltd. (the “Company”), formerly Jupiter Programming Co., Ltd., and its subsidiaries (hereafter collectively referred to as “JTV”) invest in, develop, manage and distribute television programming through cable, satellite and broadband platforms systems in Japan. Jupiter Shop Channel Co., Ltd (“Shop Channel”), through which JTV markets and sells a wide variety of consumer products and accessories, is JTV’s largest channel in terms of revenue, comprising approximately 86%, 83%, and 81%, of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. JTV’s business activities are conducted in Japan and serve the Japanese market
The Company is owned 50% by Liberty Global, Inc (“LGI”), formerly Liberty Media International, Inc., through its wholly owned subsidiaries Liberty Programming Japan, Inc. (43%) and Liberty Programming Japan II LLC (7%), and 50% by Sumitomo Corporation. The Company was incorporated in 1996 in Japan under the name Kabushiki Kaisha Jupiter Programming, Jupiter Programming Co., Ltd. in English, and changed its name to Kabushiki Kaisha Jupiter TV Co., Ltd., Jupiter TV Co., Ltd. in English, effective from January 1, 2006.

(b)	Basis of Consolidated Financial Statements
The Company and its subsidiaries maintain their books of account in accordance with accounting principles generally accepted in Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments that are necessary to conform them to U.S. generally accepted accounting principles. The major areas requiring such adjustment are accounting for derivative instruments and hedging activities, assets held under finance lease arrangements, goodwill and other intangible assets, employers’ accounting for pensions, compensated absence, deferred taxes, cooperative marketing arrangements and certain customer discounts, merger transactions by equity affiliates, and non-cash contribution of Liberty J Sports, Inc., from Liberty Media International, Inc. in 2004.

(c)	Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
JTV accounts for investments in variable interest entities in accordance with the provisions of the Revised Interpretation of the FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”, issued in December 2003. The Revised Interpretation of FIN No. 46 provides guidance on how to identify a variable interest entity (“VIE”), and determines when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any. VIEs created after December 31, 2003 must be accounted for under the Revised Interpretation of FIN No. 46. JTV consolidates Reality TV Japan, which was incorporated in January 2005, and in which JTV owns a 50% interest, in accordance with the provisions of the Revised Interpretation of FIN No. 46. Reality TV Japan is a television channel specializing in the reality genre, distributed through cable, satellite and broadband platforms, which complements JTV’s other channel businesses.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash Equivalents
Cash equivalents consist of highly liquid debt instruments with an initial maturity of three months or less from the date of purchase.

(e)	Allowance for Doubtful Accounts
Allowance for doubtful accounts is computed based on historical bad debt experience and includes estimated uncollectible amounts based on an analysis of certain individual accounts, including claims in bankruptcy.

(f)	Retail Inventories
Retail Inventories, consisting primarily of products held for sale on Shop Channel, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

(g)	Program Rights and Language Versioning
Rights to programming acquired for broadcast on the programming channels and language versioning are stated at the lower of cost and net realizable value. Program right licenses generally state a fixed time period within which a program can be aired, and generally limit the number of times a program can be aired. The licensor retains ownership of the program upon expiration of the license. Programming rights and language versioning costs are amortized over the license period for the program rights based on the nature of the contract or program. Where airing runs are limited, amortization is generally based on runs usage, where usage is unlimited, a straight line basis is used as an estimate of actual usage for amortization purposes. Certain sports programs are amortized fully upon first airing. Such amortization is included in programming and distribution expense in the accompanying consolidated statements of operations.
The portion of unamortized program rights and language versioning costs expected to be amortized within one year is classified as a current asset in the accompanying consolidated balance sheets.

(h)	Investments
For those investments in affiliates in which JTV’s voting interest is 20% to 50% and JTV has the ability to exercise significant influence over the affiliates’ operations and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and is adjusted to recognize JTV’s share of the net earnings or losses of its affiliates. JTV recognizes its share of losses of an equity method affiliate until its investment and net advances, if any, are reduced to zero and only provides for additional losses in the event that it has guaranteed obligations of the equity method affiliate or is otherwise committed to provide further financial support.
The difference between the carrying value of JTV’s investment in the affiliate and the underlying equity in the net assets of the affiliate is recorded as equity method intangible assets where appropriate and amortized over a relevant period of time, or as residual goodwill. Equity method goodwill is not amortized but is reviewed for impairment in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity-Method Accounting for Investments in Common Stock” which requires that an other-than-temporary decline in value of an investment be recognized as an impairment loss.
Investments in other securities carried at cost represent non-marketable equity securities in which JTV’s ownership is less than 20% and JTV does not have the ability to exercise significant influence over the entities’ operation and financial policies.
JTV evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other than temporary. In performing its evaluations, JTV utilizes various sources of information, as available, including cash flow projections, independent valuations and, as applicable, stock

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price analysis. In the event of a determination that a decline in value is other-than-temporary, a charge to income is recorded for the loss, and a new cost basis in the investment is established.

(i)	Derivative Financial Instruments
Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, entities are required to carry all derivative instruments in the consolidated balance sheets at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in income in the period of change.
JTV uses foreign exchange forward contracts to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JTV enters into these contracts to hedge its U.S. dollar denominated net monetary exposures. Hedges relating to purchase commitments for contracted programming rights and other contract costs may have qualified for hedge accounting under the hedging criteria specified by SFAS No. 133. However prior to January 1, 2004, JTV elected not to designate any qualifying transactions as hedges. For certain qualifying transactions entered into since January 1, 2004, JTV has designated the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). For JTV’s foreign exchange forward contracts that do not qualify for hedge accounting under the hedging criteria specified by SFAS No. 133, changes in the fair value of derivatives are recorded in the consolidated statement of operations in the period of the change.
JTV does not, as a matter of policy, enter into derivative transactions for the purpose of speculation.

(j)	Property and Equipment
Property and equipment are stated at cost.
Depreciation and amortization is generally computed using the straight line method over the estimated useful lives of the respective assets as follows:

Furniture and fixtures	2-20 years
Leasehold and building improvements	3-18 years
Equipment and vehicles	2-10 years
Buildings	37-50 years
Equipment under capital leases is initially stated at the present value of minimum lease payments. Equipment under capital leases is amortized using the straight line method over the shorter of the lease term and the estimated useful lives of the respective assets, which generally range from three to nine years.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Software Development Costs
JTV capitalizes certain costs incurred to purchase or develop software for internal-use. Costs incurred to develop software for internal use are expensed as incurred during the preliminary project stage, including costs associated with making strategic decisions and determining performance and system requirements regarding the project, and vendor demonstration costs. Labor costs incurred subsequent to the preliminary project stage through implementation are capitalized. JTV also expenses costs incurred for internal-use software projects in the post implementation stage such as costs for training and maintenance. The capitalized cost of software is amortized on a straight-line basis over the estimated useful life, which is generally two to five years.

(l)	Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of net assets of businesses acquired, and is accounted for under the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting for business combinations and establishes certain criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142 goodwill is no longer amortized, but instead is tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment until their life is determined to be no longer indefinite.
JTV performs its annual impairment test for goodwill and indefinite-life intangible assets at the end of each year. JTV completed its annual impairment tests at December 31, 2005, 2004 and 2003, respectively, with no indication of impairment identified.

(m)	Long-Lived Assets and Long-Lived Assets to Be Disposed Of
JTV accounts for long-lived assets in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, projected discounted cash flows, or other valuation techniques as appropriate.
JTV accounts for its obligations associated with the retirement of tangible long-lived assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to SFAS No. 143, obligations associated with the retirement of tangible long-lived assets are recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

(n)	Accrued Pension and Severance Costs
The Company and certain of its subsidiaries provide a Retirement Allowance Plan (“RAP”) for eligible employees. The RAP is an unfunded retirement allowance program in which benefits are based on years of service which in turn determine a multiple of final monthly compensation. JTV accounts for the RAP in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”.
In addition, JTV employees participate in an Employees’ Pension Fund (“EPF”) Plan. The EPF Plan is a multi-employer plan consisting of approximately 120 participating companies, mainly affiliates of Sumitomo

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporation. The plan is composed of substitutional portions based on the pay-related part of the old age pension benefits prescribed by the Welfare Pension Insurance Law in Japan, and corporate portions based on contributory defined benefit pension arrangements established at the discretion of the Company and its subsidiaries. Benefits under the EPF Plan are based on years of service and the employee’s compensation during the five years before retirement.
The assets of the EPF Plan are co-mingled and no assets are separately identifiable for any one participating company. JTV accounts for the EPF Plan in accordance with the provisions of SFAS No. 87, governing multi-employer plans. Under these provisions, JTV recognizes a net pension expense for the required contribution for each period and recognizes a liability for any contributions due but unpaid at the end of each period. Any shortfalls in plan funding are charged to participating companies on a ‘share-of-contribution’ basis through ‘special contributions’ spread over a period of years determined by the EPF Plan as being appropriate.

(o)	Revenue Recognition

Retail Sales
Revenue from sales of products by Shop Channel is recognized when the products are delivered to customers, which is when title and risk of loss transfers. Shop Channel’s retail sales policy allows merchandise to be returned at the customers’ discretion, generally up to 30 days after the date of sale. Retail sales revenue is reported net of discounts, and of estimated returns, which are based upon historical experience.

Television Programming Revenue
Television programming revenue includes subscription and advertising revenue.
Subscription revenue is recognized in the periods in which programming services are provided to cable, satellite and broadband subscribers. JTV’s channels distribute programming to individual satellite platform subscribers through an agreement with the platform operator which provides subscriber management services to channels in return for a fee based on subscription revenues. Individual subscribers pay a monthly fee for programming channels under the terms of rolling one-month subscription contracts. Cable and broadband service providers generally pay a per-subscriber fee for the right to distribute JTV’s programming on their systems under the terms of generally annual distribution contracts. Subscription revenue is recognized net of satellite platform commissions and certain cooperative marketing and advertising funds paid to cable system operators. Satellite platform commissions for the years ended December 31, 2005, 2004 and 2003 were ¥1,833,329 thousand, ¥1,639,055 thousand and ¥1,580,945 thousand, respectively. Cooperative marketing and advertising funds paid to cable system operators for the years ended December 31, 2005, 2004 and 2003 were ¥264,794 thousand, ¥225,572 thousand and ¥174,432 thousand, respectively.
The Company generates advertising revenue on all of its programming channels except Shop Channel. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast on JTV’s programming channels.

Services and Other Revenue
Services and other revenue mainly comprises cable and advertising sales fees and commissions, and technical broadcast facility and production services provided by the Company and certain subsidiaries, and is recognized in the periods in which such services are provided to customers.

(p)	Cost of Retail Sales
Cost of retail sales consists of the cost of products marketed to customers by Shop Channel, including write-downs for inventory obsolescence, shipping and handling costs and warehouse costs. Product costs are

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized as cost of retail sales in the accompanying consolidated statements of operations when the products are delivered to customers and the corresponding revenue is recognized.

(q)	Cost of Programming and Distribution
Cost of programming and distribution consists of costs incurred to acquire or produce programs airing on the channels distributed to cable, satellite and broadband subscribers. Distribution costs include the costs of delivering the programming channels via satellite, including the costs incurred for uplink services and use of satellite transponders, and payments made to cable and satellite platforms for carriage of Shop Channel.

(r)	Advertising Expense
Advertising expense is recognized as incurred and is included in selling, general and administrative expenses or, if appropriate, as a reduction of subscription revenue. Cooperative marketing costs are recognized as an expense to the extent that an identifiable benefit is received and the fair value of the benefit can be reasonably measured, otherwise as a reduction of subscription revenue. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 was ¥1,676,707 thousand, ¥1,333,596 thousand and ¥1,003,836 thousand, respectively.

(s)	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(t)	Issuance of Stock by Subsidiaries and Investee Affiliates
The change in the Company’s proportionate share in the underlying net equity of a consolidated subsidiary and investee accounted for by the equity method from the issuance of common stock by the subsidiary and equity-method investee is accounted for as a capital transaction in the consolidated financial statements.

(u)	Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are translated at the applicable current rates on the balance sheet dates. All revenue and expenses denominated in foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange gains or losses are reflected in other income (expense) in the accompanying consolidated statements of operations.

(v)	Use of Estimates
Management of JTV has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, retail inventories, long-lived assets, investments, deferred tax assets, retail sales returns, and obligations related to employees’ retirement plans. Actual results could differ from estimates.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(w)	New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. JTV does not expect the adoption of this statement will have a material effect on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Productive Assets: an Amendment of APB Opinion No. 29”, which addresses the measurement of exchanges of certain nonmonetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). It amends APB Opinion No. 29, “Accounting for Nonmonetary Exchanges”, and requires that nonmonetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable with reasonable limits and the transaction has commercial substance. The Statement is effective for fiscal periods beginning after June 15, 2005. JTV does not expect the adoption of this Statement will have a material effect on its consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. This consensus provides guidance on the amortization for leasehold improvements acquired in a business acquisition and leasehold improvements purchased subsequent to the inception of the lease. The consensus is effective for periods beginning after June 29, 2005 with early application permitted. At the September 15, 2005 meeting, the Task Force clarified that this consensus does not apply to preexisting leasehold improvements. JTV does not expect the adoption of this consensus will have a material effect on its consolidated financial statements.
In September 2005, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. The consensus addresses the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and whether there are circumstances under which nonmonetary exchange of inventory within the same line of business should be recognized at fair value. This consensus is effective for new arrangements entered into in reporting periods beginning after March 15, 2006 with early application permitted. JTV does not expect the adoption of this consensus will have a material effect on its consolidated financial statements.
In November 2005, the FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was approved in November 2005. This FSP nullified the guidance in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and addresses determining when an investment is considered impaired and whether that impairment is other-than-temporary, including measurement of an impairment loss. The FSP carried forward many of the provisions of EITF Issue No. 03-1, including its disclosure requirements and related examples, its requirements for cost-method investments, and its three-step model in recognizing an impairment loss. The FSP also incorporated by reference other accounting literature on other-than-temporary impairments, including the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 59 “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, paragraph 16 of SFAS No. 15, “Accounting for Certain Investments in Debt and

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Securities”, and paragraph 6 of APB Opinion 18, “The Equity Method Accounting for Investments in Common Stock”, and requires investors who identify impairment to determine whether the impairments are temporary or other-than-temporary using these previously issues guidance. The FSP is effective for reporting periods beginning after December 15, 2005. JTV does not expect the adoption of this Staff Position will have a material effect on its consolidated financial statements.

(x)	Reclassifications
Certain prior year amounts have been reclassified for comparability with the current year presentation.

(2)	Acquisitions
In April 2004, JTV acquired all of the issued and outstanding common stock of Liberty J Sports, Inc. (“LJS”) from LGI, in exchange for 24,000 shares of JTV’s common stock held in treasury having a fair value, as determined by independent appraisal, of ¥250,000 per share. The aggregate purchase price amounted to ¥6,000,000 thousand. Immediately prior to the acquisition, LJS held 33.3% of the issued and outstanding shares of voting common stock of Jupiter Sports, Inc., with JTV holding the remaining 66.7%. Jupiter Sports Inc. is a holding company with its only principal asset being an investment representing, at that time, approximately 42.8% of the issued and outstanding voting common stock in JSports Broadcasting Corporation (“JSB”). As a result of the acquisition of LJS, JTV increased its indirect ownership in JSB from 28.5% to 42.8%. JSB is a sports channel broadcasting company that operated three channels of various sports related contents. Jupiter Sports Inc. accounts for its investment in JSB using the equity method of accounting as it is able to exercise significant influence over the operations of JSB. Upon consummation of the acquisition, LJS was converted to a limited liability company with the Certificate of Conversion filed with the Secretary of State of Delaware, and renamed J Sports LLC.
The acquisition was consummated in concert with a series of capital transactions as described in Note 15 to the consolidated financial statements.
The Company accounted for the acquisition to the extent of the ¥3,000,000 thousand cash paid to LGI in an earlier redemption of shares of common stock (see Note 15) in a manner similar to a partial step acquisition, reflecting the culmination of an earnings process on the part of LGI. Accordingly, the excess of ¥3,000,000 thousand over 50% of the fair value of the assets acquired and liabilities assumed with respect to the underlying investment in JSB was recorded as a component of JTV’s investment in JSB and accordingly was classified as equity method goodwill. Management determined that the fair value of the assets acquired and liabilities assumed approximated their respective carrying values at the date of acquisition, and that there were no material intangible assets applicable to the underlying investment in JSB. The balance of the underlying investment acquired in JSB has been accounted for at historical cost using carryover basis with the difference of ¥3,000,000 thousand over such historical cost amount being reflected as a deduction from additional paid in capital. Goodwill from the acquisition is not deductible for tax purposes.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the allocation of the acquisition consideration:

Yen
(thousands)
Purchase accounting:
50% of acquisition consideration	¥3,000,000
Fair value of 50% of underlying net assets acquired	200,990
Equity method goodwill	2,799,010
Carryover basis:
50% of acquisition consideration	3,000,000
Historical cost of 50% of underlying net assets acquired	200,990
Carryover basis adjustment to additional paid in capital	2,799,010
On December 28, 2004, JTV acquired 100% of the outstanding shares of BB Factory Corporation Ltd. (“BBF”), a television programming company. The acquisition was accounted for as a purchase. The aggregate purchase price was ¥596,365 thousand, of which ¥550,000 thousand was paid in cash on December 28, 2004. The balance of ¥46,365 thousand was paid in cash on April 28, 2005. At December 31, 2004, the estimated additional purchase consideration at that time of ¥68,000, which was determined with reference to the net asset value of BBF at January 31, 2005, pending final approval by both parties to the transaction, was accrued. The difference between the estimated purchase price and the final purchase price amounted to ¥21,635 thousand and reduced goodwill in 2005 (Note 8). JTV has recognized intangible assets in the amount of ¥200,000 thousand representing estimated financial benefits from taking over Channel BB’s position in direct-to-home channel packaging alliances, which is being amortized over a ten year period commencing in 2005. The results of operations of BBF were included in JTV’s consolidated statements of operations from January 1, 2005. Goodwill from the acquisition of BBF is not deductible for tax purposes.
During 2005, previously unrecognized tax benefits in the form of net operating loss carryforwards acquired in connection with the acquisition of BBF amounting to ¥154,252 thousand were realized during the year. Accordingly, the Company has reduced the carrying value of goodwill by a similar amount (Note 8).
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, as recorded at the date of acquisition of BBF:

Yen
(thousands)
Current assets	¥224,471
Intangible assets	200,000
Goodwill	281,186

Total assets acquired	705,657
Current liabilities assumed	(6,277)
Deferred tax liabilities	(81,380)

Net assets acquired	¥618,000

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Program Rights and Language Versioning
Program rights and language versioning as of December 31, 2005 and 2004 were composed of the following:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Program rights	¥1,326,661	¥1,308,623
Language versioning	130,389	116,910

	1,457,050	1,425,533
Less accumulated amortization	(334,766)	(739,764)

	1,122,284	685,769
Less current portion	(776,225)	(599,480)

	¥346,059	¥86,289

Amortization expense related to program rights and language versioning for the years ended December 31, 2005, 2004 and 2003, was ¥1,810,630 thousand, ¥1,732,435 thousand and ¥1,570,670 thousand, respectively, which is included in cost of programming and distribution in the consolidated statements of operations in respective years.

(4)	Investments
Investments, including advances, as of December 31, 2005 and 2004, were composed of the following:

	2005		2004

	percentage	carrying	percentage	carrying
	ownership	amount	ownership	amount

	Yen		Yen
	(thousands)		(thousands)
Investments accounted for under the equity method:
Discovery Japan, Inc.	50.0%	¥894,321	50.0%	¥580,455
Animal Planet Japan, Co. Ltd.	33.3%	197,928	33.3%	223,510
InteracTV Co., Ltd.	42.5%	38,399	42.5%	38,586
JSports Broadcasting Corporation	33.4%	4,783,458	42.8%	4,045,414
AXN Japan, Inc.	35.0%	909,480	35.0%	879,630
Jupiter VOD Co., Inc.	50.0%	768,900	50.0%	401,266

Total equity method investments		7,592,486		6,168,861
Investments accounted for at cost:
NikkeiCNBC Japan, Inc.	9.8%	100,000	9.8%	100,000
Kids Station, Inc.	15.0%	304,500	15.0%	304,500
AT-X, Inc.	12.3%	236,000	12.3%	266,000
Nihon Eiga Satellite Broadcasting Corporation	10.0%	66,600	10.0%	66,600
Satellite Service Co. Ltd.	12.0%	24,000	12.0%	24,000

Total cost method investments		731,100		761,100

		¥8,323,586		¥6,929,961

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following investments represent participation in programming businesses:

Discovery Japan, Inc., a general documentary channel business currently operating two channels;
Animal Planet Japan, Co. Ltd., an animal-specific documentary channel;

JSports Broadcasting Corporation, a sports channel business currently operating four channels;

AXN Japan, Inc., a general entertainment channel;
NikkeiCNBC Japan, Inc., a news service channel;
Kids Station, Inc., a children’s entertainment channel;
AT-X, Inc., an animation genre channel;

Nihon Eiga Satellite Broadcasting Corporation, a Japanese period drama and movie channels business currently operating two channels; and
Jupiter VOD Co., Inc. a multi-genre video on demand programming service
The following investments represent participation in broadcast license-holding companies through which channels are consigned to subscribers to the ’CS110 degree East’ Direct-to-home satellite service:

InteracTV Co., Ltd., holds licenses for Movie Plus, Lala, Golf Network and Shop channels, among others;
Satellite Service Co. Ltd., holds licenses for Discovery and Animal Planet channels, among others.
The following reflects JTV’s share of earnings (losses) of investments accounted for under the equity method for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Discovery Japan, Inc.	¥313,865	¥298,763	¥143,445
Animal Planet Japan, Co. Ltd.	(125,581)	(283,913)	(311,673)
InteracTV Co., Ltd.	(188)	(219)	(1,272)
JSports Broadcasting Corporation	135,845	135,973	143,227
AXN Japan, Inc.	12,351	(43,982)	(38,199)
Jupiter VOD Co., Inc.	(282,367)	(83,734)	—

	¥53,925	¥22,888	¥(64,472)

On November, 1, 2005, JSports Broadcasting Corporation (“JSB”) acquired Sports-iESPN, another sports channel business. The acquisition was accounted for as a purchase by JSB. Common stock representing approximately 19.5% of the combined business was issued to the shareholders of Sports-iESPN in consideration for the purchase. The stock issuance resulted in JTV’s equity share of JSB diluting from 42.8% to 34.5%.
The difference between JTV’s share of the underlying net equity of JSB immediately prior to the acquisition of Sports-iESPN and subsequent thereto has been accounted for by the Company as an increase in the carrying value of its investment with a corresponding increase in additional paid-in capital in the amount of ¥478,075 (net of income tax of ¥282,787) in a manner analogous to SAB No. 51, “Accounting for Sales of Stock by a Subsidiary”. Immediately following the acquisition of Sports-iESPN by JSB, JTV sold 770 shares of its common stock investment in JSB to other unrelated shareholders pursuant to a shareholding adjustment arrangement in exchange for cash proceeds, further diluting its investment in JSB from a 34.5% owned equity-method investment to a 33.4% owned equity-method investment. JTV recognized a ¥116,441 thousand gain on sale of those shares in earnings.
In December 2004, the Company invested ¥485,000 thousand and acquired a 50% voting interest in Jupiter VOD Co., Ltd. (“JVOD”). In December 2005, a further equity investment was made in the amount of ¥650,000 thousand, maintaining a 50% voting interest in JVOD. JVOD is a video on demand programming

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
service providing on-demand video services primarily to digitized cable systems capable of receiving its service.
In August 2003, the Company invested ¥863,311 thousand to acquire a 35% interest in AXN Japan, Inc. (“AXN”). JTV provided cash loans to AXN in the amount of ¥116,000 thousand during 2005 and ¥98,500 thousand during 2004. AXN is a general entertainment channel that complements JTV’s channel businesses.
The carrying amount of investments in affiliates as of December 31, 2005, included ¥751,940 thousand and ¥2,180,084 thousand of excess cost of the investments over the Company’s equity in the net assets of AXN and JSB, respectively. The amount of that excess cost represents “equity method goodwill”. The carrying amount of investments in affiliates as of December 31, 2004, included ¥751,940 thousand and ¥2,799,010 thousand of excess cost of the investments over the Company’s equity in the net assets of AXN and JSB, respectively.
JTV holds 33.3% of the ordinary shares of Animal Planet Japan, Co. Ltd, and records its share of the earnings and losses in accordance with that ordinary shareholding ratio. The Company entered into an Amendment To Funding Agreement with effect from March 31, 2005, under which it has funding obligations in accordance with its ordinary shareholding ratio up to a maximum of ¥1,500,000 thousand. During the years ended December 31, 2005 and 2004, the Company invested ¥100,000 thousand and ¥165,000 thousand, respectively, and had made an aggregate investment of ¥1,395,000 thousand as of December 31, 2005, in Animal Planet Japan, Co. Ltd.
The aggregate cost of JTV’s cost method investments totaled ¥731,100 thousand and ¥761,000 thousand at December 31, 2005, and December 31, 2004, respectively. JTV performs an impairment test for cost method investments whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. At December 31, 2005, JTV estimated that, with the exception of the investment in AT-X, Inc., the fair value of each of the investments exceeded the cost of the investment, and therefore concluded that no impairment had occurred. The fair value of the investment in AT-X, Inc, based on a discounted cash flow analysis of available business plans, indicated that an other-than-temporary decline in value had occurred. The amount of the associated impairment writedown for the year ended December 31, 2005 was ¥30,000 thousand and is included in other income (expense) in the accompanying statements of operations.
Financial information for the companies in which the Company has an investment accounted for under the equity method is presented as combined as the companies are similar in nature and operate in the same business area. Condensed combined financial information is as follows:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Combined financial position at December 31,
Current assets	¥10,546,734	¥8,533,233
Other assets	5,464,831	634,175

Total assets	16,011,565	9,167,408

Current liabilities	3,620,947	3,056,756
Other liabilities	1,676,786	1,413,948
Shareholders’ equity	10,713,832	4,696,704

Total liabilities and shareholders’ equity	¥16,011,565	¥9,167,408

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Combined operations for the year ended December 31,
Revenues	¥22,852,521	¥21,682,192	¥15,256,112
Operating expenses	22,648,732	21,998,685	15,270,229

Operating income (loss)	203,789	(316,493)	(14,117)
Other income, net, including income taxes	(1,027)	783,921	319,099

Net income	¥202,762	¥467,428	¥304,982

(5)	Property and Equipment
Property and equipment as of December 31, 2005 and 2004, were comprised of the following:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Furniture and fixtures	¥267,031	¥187,233
Leasehold and building improvements	1,463,370	1,362,537
Equipment and vehicles	4,924,584	4,295,113
Buildings	851,485	851,485
Land	437,147	437,147
Construction in progress	14,188	183,254

	7,957,805	7,316,769
Less accumulated depreciation and amortization	(2,399,609)	(1,989,701)

	¥5,558,196	¥5,327,068

Property and equipment include assets held under capitalized lease arrangements (Note 11). Depreciation and amortization expense related to property and equipment for the years ended December 31, 2005, 2004 and 2003 was ¥1,070,502 thousand, ¥772,907 thousand and ¥734,930 thousand, respectively.
JTV reviewed its long-lived assets developed for the PartiTV business, including capitalized leases for impairment at December 31, 2005, due to a decision that the channel, which had been under development, would not be launched (Note 19). The PartiTV division long-lived assets have been written down to their estimated fair market value in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The fair value was determined by estimating the market value in a current transaction between willing parties, that is, other than in a forced or liquidation sale, in reference to prices for assets or asset groups with similar functionality, having similar remaining useful lives. The amount of the associated impairment write-down for the year ended December 31, 2005 was ¥735,349 thousand.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Software Development Costs
Capitalized software development costs for internal-use as of December 31, 2005 and 2004, were as follows:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Software development costs	¥6,686,711	¥3,773,137
Less accumulated amortization	(2,561,596)	(1,870,893)

	¥4,125,115	¥1,902,244

Significant software development additions during 2005 and 2004 included development of Shop Channel core system and e-commerce infrastructure, and further development of a sales receivables management system, all of which are for internal use.
Aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was ¥728,573 thousand, ¥584,340 thousand and ¥451,327 thousand, respectively.

(7)	Intangibles
Intangible assets acquired during the year ended December 31, 2005 totaled ¥15,029 thousand, and the weighted average amortization period is six years. (Note 2)
The details of intangible assets other than software and goodwill at December 31, 2005 and 2004, were as follows:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Intangible assets subject to amortization, net of accumulated amortization of ¥54,264 thousand in 2005 and ¥28,417 thousand in 2004:
Channel packaging arrangements	¥180,000	¥200,000
Other	33,551	46,886

	213,551	246,886
Other intangible assets not subject to amortization:	5,073	5,073

Total other intangible assets	¥218,624	¥251,959

Channel packaging arrangements represent estimated value to be derived from existing channel position in packaging alliances on the direct-to-home satellite distribution platform, and are being amortized over their estimated useful life of ten years. The aggregate amortization expense of other intangible assets subject to amortization for the years ended December 31, 2005, 2004 and 2003 was ¥48,258 thousand, ¥22,257 thousand

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and ¥1,802 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows:

Yen
(thousands)
Year ending December 31,
2006	¥55,822
2007	48,751
2008	22,868
2009	22,868
2010	22,803

(8)	Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Balance at beginning of year	¥470,131	¥188,945	¥191,482
Acquisitions	—	281,186	—
Adjustment	(175,887)	—	(2,537)

Balance at end of year	¥294,244	¥470,131	¥188,945

Goodwill of ¥281,186 thousand recorded during 2004 was related to the purchase of BB Factory Corporation Ltd. (Note 2). The adjustments to the carrying value of goodwill of ¥175,887 thousand recorded in 2005 includes ¥154,252 thousand of previously unrecognized tax benefits, and ¥21,635 thousand attributable to the finalization of the purchase price (Note 2).

(9)	Derivative Instruments and Hedging Activities
JTV uses foreign exchange forward contracts that extend 7 to 52 months to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JTV enters into these contracts to hedge its U.S. dollar denominated monetary exposures.
JTV does not enter into derivative financial transactions for trading or speculative purposes.
JTV is exposed to credit-related losses in the event of non-performance by the counterparties to derivative financial instruments, but they do not expect the counterparties to fail to meet their obligations because of the high credit rating of the counterparties.
For certain qualifying transactions entered into from January 1, 2004, JTV designates the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other accumulated comprehensive income (loss). The amount of hedge ineffectiveness recognized currently in foreign exchange gain was not material for the years ended December 31, 2005 and 2004. These amounts are reclassified into earnings through loss (gain) on forward exchange contracts when the hedged items impact earnings. Accumulated gains, net of taxes, of ¥38,181 thousand are included in accumulated other comprehensive income at December 31, 2005, and will be reclassified into earnings within twelve months. Accumulated losses, net of taxes, of ¥16,705 thousand, were included in accumulated other

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income at December 31, 2004. No cash flow hedges were discontinued during the years ended December 31, 2005 and 2004 as a result of forecasted transactions that are no longer probable to occur.
JTV has entered into foreign exchange forward contracts designated but not qualified as hedging instruments under SFAS No. 133 as a means of hedging certain foreign currency exposures. JTV records these contracts on the balance sheet at fair value. The changes in fair value of such instruments are recognized currently in earnings and are included in foreign exchange gain (loss).
At December 31, 2005, the fair value of forward exchange contracts recognized in the balance sheet was an asset of ¥249,725 thousand. At December 31, 2004, the fair value of forward exchange contracts recognized in the balance sheet was represented by a liability of ¥174,959 thousand and an asset of ¥18,813 thousand.

(10)	Fair Value of Financial Instruments
The carrying amounts for financial instruments in JTV’s consolidated financial statements at December 31, 2005 and 2004 approximate to their estimated fair values. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities, and other current liabilities (non-derivatives): The carrying amounts approximate fair value because of the short duration of these instruments.
Foreign exchange forward contracts: The carrying amount is reflective of fair value. The fair value of currency forward contracts is estimated based on quotes obtained from financial institutions. At December 31, 2005, fair value of foreign exchange forward contracts of ¥249,725 thousand was included in other current assets in the accompanying consolidated balance sheet. At December 31, 2004, fair value of foreign exchange forward contracts of ¥18,813 thousand was included in other current assets, and ¥174,959 thousand was included under other current liabilities, in the accompanying consolidated balance sheet.
Long-term debt, including current maturities and short-term debt: The fair value of JTV’s long-term debt is estimated by discounting the future cash flows of each instrument by a proxy for rates expected to be incurred on similar borrowings at current rates. Borrowings bear interest based on certain financial ratios that determine a margin over Euroyen TIBOR, and are therefore variable. JTV believes the carrying amount approximates fair value based on the variable rates and currently available terms and conditions for similar debt.
Capital lease obligations, including current installments: The carrying amount is reflective of fair value. The fair value of JTV’s capital lease obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to JTV by leasing companies.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Leases
JTV is obligated under various capital leases for certain equipment and other assets that expire at various dates, generally during the next five years. At December 31, 2005 and 2004, the gross amount of equipment and the related accumulated amortization recorded under capital leases were as follows:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Equipment and vehicles	¥2,115,924	¥1,839,215
Others	155,775	126,368
Less accumulated amortization	(960,409)	(865,908)

	¥1,311,290	¥1,099,675

Amortization of assets held under capital leases is included with depreciation and amortization expense. Leased equipment is included in property and equipment (Note 5).
Future minimum capital lease payments as of December 31, 2005, were as follows:

Yen
(thousands)
Year ending December 31,
2006	¥446,634
2007	441,610
2008	394,358
2009	342,275
2010	120,893
Thereafter	38,302

Total minimum lease payments	1,784,072
Less amount representing interest (at rates ranging from 1.25% to 2.60%)	(93,765)

Present value of minimum capital lease payments	1,690,307
Less current installments	(418,757)

¥1,271,550

JTV also has several operating leases, primarily for office space, that expire over the next 10 years, and a 30-year lease for land that expires in 28 years. Rent expense for the years ended December 31, 2005, 2004 and 2003 was ¥445,094 thousand, ¥332,530 thousand and ¥275,264 thousand, respectively.
The Company leases four principal office and studio premises. JTV headquarters has a three-year lease agreement from August 2004, with a rolling two-year right of renewal, that provides for annual rental costs of ¥289,669 thousand. Shop Channel has a 15-year agreement expiring in October 2013 with an annual rental cost of ¥180,924 thousand. Jupiter Entertainment’s PartiTV division has a two-year office lease agreement from March 2005, with a rolling two-year right of renewal, that provides for annual rental costs of ¥69,237 thousand, and a two-year studio lease agreement from June 2005, with a rolling one-year right of renewal, that provides for annual rental costs of ¥147,292 thousand. These and other leases for office and studio space are mainly cancelable upon six months notice. Accordingly, the schedule below detailing future minimum lease payments under non-cancelable operating leases includes the lease costs for the Company’s premises for only a six-month period.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum lease payments for the noncancelable portion of operating leases as of December 31, 2005, were as follows:

Yen
(thousands)
Year ending December 31,
2006	552,534
2007	4,980
2008	4,980
2009	4,980
2010	4,980
Thereafter	106,655

Total minimum lease payments	¥679,109

(12)	Debt
Short-term debt at December 31, 2005 and 2004, consisted of the following:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Loans from minority shareholder	¥275,000	¥—

As of December 31, 2005, JTV had outstanding short-term borrowings of ¥275,000 thousand from Zone Vision Enterprises Limited (“ZVE”), a 50% shareholder in Reality TV Japan. The borrowings comprise a series of loans pursuant to a shareholder finance agreement entered into between JTV and ZVE for the specified purpose of financing Reality TV Japan, a consolidated joint venture (Note 1(c)). Each of the series of loans bears interest at a rate of 3.5% per annum.
Long-term debt at December 31, 2005 and 2004, consisted of the following:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Borrowings from banks	¥4,000,000	¥4,000,000
Loans from shareholders	—	1,000,000

Total long term debt	4,000,000	5,000,000
Less: current portion	1,600,000	—

Long-term debt	¥2,400,000	¥5,000,000

As of December 31, 2004, the Company had a ¥10,000,000 thousand credit facility (the “Facility”) available for immediate and full borrowing with a group of banks, to be drawn upon until December 25, 2005. That Facility, which is guaranteed by certain of the Company’s subsidiaries, comprised an ¥8,000,000 thousand five-year term loan and a ¥2,000,000 thousand 364-day revolving facility. The Company decided in December 2005 not to draw down the remaining ¥4,000,000 thousand available term loan amount. Outstanding borrowings under the five-year term loan at December 31, 2005 and 2004 were ¥4,000,000 thousand. Repayment of the term loan principal begins on March 31, 2006, by quarterly installments of ¥400,000 thousand, until fully repaid on June 25, 2008.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 364-day revolving facility was renewed on June 13, 2005 and is available for immediate and full borrowing until June 12, 2006, and repayment in full is due on that date. There were no borrowings outstanding under the 364-day revolving facility as of December 31, 2005 and 2004.
The Company pays a commitment fee of 0.20% on undrawn borrowings of the Facility. Interest on outstanding borrowings is based on certain financial ratios and can range from Euroyen TIBOR + 0.75% to TIBOR + 2.00% for the five-year term loan and from TIBOR + 0.70% to TIBOR + 1.00% for the 364-day revolving facility. The interest rates charged at December 31, 2005 and 2004 for the five-year term loan and for the 364-day revolving facility were 0.840% and 0.835%, and 0.790% and 0.785%, respectively.
The Facility contains certain financial and other restrictive covenants. The financial covenants consist of: (i) EBITDA, as defined by the Facility agreement and reported on a Commercial Code of Japan basis, shall be equal to or exceed, for year 2005, ¥3,500,000 thousand; for year 2006, ¥4,000,000 thousand; for year 2007, ¥5,000,000 thousand; and (ii) ’Actual Amount of Investment’, as defined by the Facility agreement, shall not exceed ’Maximum Amount of Investment’ as defined, provided that, in respect of a year, an amount equal to the excess of Maximum over Actual amount of investment shall be added to the Maximum Amount of Investment of the next following year. Maximum amounts of investment are defined relative to prior year EBITDA and other specified amounts.
Restrictive covenants contained in the Facility agreement include certain restrictions on: (i) creation of contractual security interests over the Company’s assets; (ii) sale of assets that would result in material adverse effect, or would comprise over 10% of total assets; (iii) corporate reorganization that would result in material adverse effect; (iv) sale of shares in principal subsidiaries; (v) distribution of dividends, repurchase of own shares, and repayment of subordinated loans; (vi) amendment of subordinated loan agreements; (vii) transactions with related parties other than in normal course of business, (viii) changes in fundamental nature of business; (ix) incursion of interest-bearing debt not contemplated in the Facility agreement; (x) transfer, creation of security interests on, or otherwise disposal of the Company’s shares; (xi) changes in control of the Company management by parent companies; (xii) purchase of shares in companies in unrelated business areas; and (xiii) changes in scope of the business of a particular subsidiary. JTV was in compliance with these covenants at December 31, 2005.
As of December 31, 2004 JTV had outstanding term borrowings of ¥500,000 thousand from each of LGI and Sumitomo Corporation. The borrowings were subordinated to the Facility described above and bore interest at the higher of the rate applicable to the term loan portion of the Facility, and Japan Long Term Prime rate (1.55% at December 31, 2004). The borrowings were due in full on July 26, 2008 and were repaid early in full in December 2005. No gain or loss was recognized on this repayment transaction.
The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005, were as follows:

2005

Yen
(thousands)
Year ending December 31,
2006	¥1,600,000
2007	1,600,000
2008	800,000
2009	—
2010	—

Total debt	¥4,000,000

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003, recognized in the consolidated statements of operations were as follows:

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Current taxes	¥6,519,191	¥3,229,627	¥2,072,264
Deferred taxes	(1,061,285)	(278,181)	(553,039)

Income tax expense	¥5,457,906	¥2,951,446	¥1,519,225

All pre-tax income and income tax expense is related to operations in Japan. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Deferred tax assets:
Retail inventories	¥981,641	¥811,289
Property and equipment	747,585	297,238
Accrued liabilities	747,507	330,995
Enterprise tax payable	414,534	195,588
Unrealized foreign exchange	—	62,581
Equity-method investments	631,242	944,389
Operating loss carryforwards	584,009	895,097
Others	446,840	320,361

	4,553,358	3,857,538
Less valuation allowance	(1,712,785)	(2,165,372)

Total deferred tax assets	2,840,573	1,692,166
Deferred tax liabilities:
Equity-method investment	(282,787)	—
Intangibles	(73,242)	(81,380)
Unrealized foreign exchange	(97,060)	—
Others	(10,195)	—

Total deferred tax liabilities	(463,284)	(81,380)

Net deferred tax assets	¥2,377,289	¥1,610,786

The valuation allowance for deferred tax assets as of January 1, 2003 was ¥4,872,322 thousand. The net changes in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003, were decreases of ¥452,587 thousand, ¥736,283 thousand, and ¥1,970,667 thousand, respectively.
The valuation allowance for deferred tax assets that will be treated as a reduction of goodwill upon subsequent recognition of related tax benefits amounted to ¥15,218 thousand as of December 31, 2005.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or in which the operating losses are available for use. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced.
At December 31, 2005, JTV and its subsidiaries had total net operating loss carryforwards for income tax purposes of approximately ¥1,435,264 thousand, which are available to offset future taxable income, if any. JTV and its subsidiaries have elected to be subject to taxation on a stand-alone basis and net operating loss carryforwards may not be utilized against other group company profits. Aggregated net operating loss carryforwards, if not utilized, expire as follows:

Yen
(thousands)
Year ending December 31,
2006	142,802
2007	—
2008	11,910
2009	162,841
2010	228,347
2011	212,878
2012	676,486

¥1,435,264

The Company and its subsidiaries were subject to Japanese National Corporate tax of 30%, an Inhabitant tax of 6% and a deductible Enterprise tax of 7.2%, which in aggregate result in a statutory tax rate of 40.7%. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, reducing the standard enterprise tax rate from 10.08% to 7.2%. The amendments to the tax rates became effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate was lowered from 42.1% to 40.7% for deferred tax assets and liabilities expected to be settled or realized on or after January 1, 2005. As a result of the decrease in the statutory tax rate, when compared with the amounts based on the tax rate applied before this revision, the net deferred tax assets decreased by approximately ¥47,119 thousand at December 31, 2004. A reconciliation of the Japanese statutory income tax rate and the effective income tax rate as a

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentage of income before income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Statutory tax rate	40.7%	42.1%	42.1%
Non-deductible expenses	0.9	1.4	1.9
Change in valuation allowance	0.9	(1.2)	(9.9)
Income tax credits	(3.4)	(0.8)	—
Additional tax deduction due to intercompany transfer of assets	(0.5)	(1.1)	(1.7)
Effect of tax rate change	—	0.7	—
Others	0.1	(0.3)	(0.7)

Effective income tax rate	38.7%	40.8%	31.7%

(14)	Accrued Pension and Severance Cost
Net periodic cost of the Company and its subsidiaries’ unfunded RAP accounted for in accordance with SFAS No. 87 for the years ended December 31, 2005, 2004 and 2003, included the following components:

	2005	2004	2003

	Yen	Yen	Yen
	(thousands)	(thousands)	(thousands)
Service cost — benefits earned during the year	¥65,013	¥49,768	¥44,743
Interest cost on projected benefit obligation	5,696	4,332	3,951
Recognized actuarial loss	44,420	24,317	15,972

Net periodic cost	¥115,129	¥78,417	¥64,666

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 are as follows:

	2005	2004

	Yen	Yen
	(thousands)	(thousands)
Change in projected benefit obligations:
Benefit obligations, beginning of year	¥284,796	¥216,611
Service cost	65,013	49,768
Interest cost	5,696	4,332
Actuarial loss	44,420	24,317
Benefits paid	(5,521)	(10,232)

Projected benefit obligations, end of year	¥394,404	¥284,796

Accumulated benefit obligations, end of year	¥290,871	¥210,159

Actuarial gains and losses are recognized fully in the year in which they occur. The weighted-average discount rate used in determining net periodic cost of the Company and its subsidiaries’ plans was 2.00%, 2.00% and 2.00% for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted-average discount rate used in determining benefit obligations as of December 31, 2005 and 2004 was 1.50% and 2.00%, respectively. Assumed salary increases ranged from 1.00% to 3.99% depending on employees’ age for the years ended December 31, 2005, 2004 and 2003.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Yen
(thousands)
Year ending December 31,
2006	27,647
2007	27,498
2008	33,765
2009	41,881
2010	32,855
Years 2011-2015	233,040
JTV uses a measurement date of December 31 for all of its unfunded Retirement Allowance Plans.
In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit EPF plan. The Company contributions to this plan amounted to ¥87,408 thousand, ¥44,510 thousand, and ¥60,322 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During 2005, JTV approved a plan to withdraw from the EPF plan. Withdrawal from the EPF plan will result in an obligation to fund JTV’s share of shortfalls in plan funding. The planned withdrawal is considered probable and the estimated withdrawal amount was calculated by the EPF plan and provided to JTV. Therefore JTV has accrued an exit liability at December 31, 2005, in accordance with SFAS No. 5, “Accounting for Contingencies”, amounting to ¥170,920 thousand, which is also included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(15)	Shareholders’ Equity
The Commercial Code of Japan, provides that an amount equal to at least 10% of cash dividends and other cash appropriations paid be appropriated as a legal reserve until the aggregated amount of additional paid-in capital and the legal reserve equals 25% of the issued capital.
The Company paid no cash dividends for the years ended December 31, 2005, 2004 and 2003. The amount available for dividends under the Commercial Code of Japan is based on the unappropriated retained earnings recorded in the Company’s books of account and amounted to nil at December 31, 2005.
On January 30, 2004, the total number of JTV’s ordinary shares authorized to be issued was increased from 450,000 to 460,000 shares.
On March 5, 2004, JTV transferred ¥8,400,000 thousand of common stock to additional paid in capital (¥6,587,064 thousand) and accumulated deficit (¥1,812,936 thousand). The transfer was approved by the Company’s stockholders in accordance with the Commercial Code of Japan, which allows a company to make a purchase of its own shares, as contemplated in the further transaction noted below, only from specified additional paid in capital or retained earnings reserves. JTV purchased its own shares using the resulting additional paid in capital, and elected at the same time to eliminate its accumulated deficit and generate positive retained earnings on a single entity basis. On a consolidated basis, JTV continued to show an accumulated deficit immediately after that transfer. Such transfer did not impact JTV’s total equity, cash position or liquidity. Had the Company been subject to corporate law generally applicable to United States companies for similar transactions, the accumulated deficit at December 31, 2005 and 2004 would be ¥1,812,936 thousand more than the amount included in the accompanying consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During March and April 2004 the following capital transactions occurred and were based on an independent third party valuation of the common stock of JTV:

1) Issuance of 24,000 newly issued shares of common stock to Sumitomo Corporation at a rate of ¥250,000 per common share (¥6,000,000 thousand), ¥3,000,000 thousand of which was allocated to common stock with the remaining ¥3,000,000 thousand allocated to additional paid-in capital;

2) Redemption of 12,000 shares of common stock from Sumitomo Corporation at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

3) Redemption of 12,000 shares of common stock from Liberty Programming Japan at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

4) Issuance of 24,000 shares of common stock held in treasury shares to Liberty Programming Japan II Inc. in return for 1,000 shares of common stock in Liberty J Sports Inc. Liberty J Sports Inc. was then converted to a limited liability company with Certificate of Conversion filed with the Delaware Secretary of State, and was subsequently renamed J Sports LLC. J Sports LLC is a wholly owned subsidiary of JTV.

(16)	Related Party Transactions
JTV engages in a variety of transactions in the normal course of business. Significant related party balances, income and expenditures have been separately identified in the consolidated balance sheets and statements of operations. A list of related parties and a description of main types of transactions with each party follows:
Sumitomo Corporation, shareholder, and its subsidiaries and affiliates: television programming advertising revenues, cost of retail sales, costs of programming and distribution, selling, general and administrative expenses for equipment operating leases and staff secondment fees, cash deposits, property and equipment capital leases, subordinated loans and interest thereon;
Liberty Global Inc., shareholder, and its subsidiaries: selling, general and administrative expenses for staff secondment fees and recharge of project development costs, subordinated loans and interest thereon;
Discovery Japan, Inc., and Animal Planet Japan, Co. Ltd, affiliate companies: services and other revenues from cable and advertising sales activities and broadcasting, marketing and office support services; costs of programming, distribution relating to direct-to-home subscription revenue and receipt of cash advances;
JSports Broadcasting Corporation, affiliate company: services and other revenues from cable and advertising sales activities and recovery of staff costs for seconded staff;
InteracTV Co., Ltd, affiliate company: pass through of direct-to-home television programming subscription revenues to JTV, costs of programming and distribution payments for transponder services;
Jupiter Telecommunications Co., Ltd, an affiliated company of LGI and Sumitomo Corporation at December 31, 2004, and an indirect consolidated subsidiary of LGI effective January 1, 2005: television programming cable subscription revenues, costs of programming and distribution for carriage of Shop Channel by cable systems;
Jupiter VOD Co., Inc., affiliate company: services and other revenues from office support services;
Zone Vision Enterprises Limited, 50% shareholder in Reality TV Japan and subsidiary of LGI: costs of programming, distribution relating to management and royalty fees, purchases of programming, and shareholder loans.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Concentration of Credit Risk
As of December 31, 2005 and 2004, SkyPerfecTV, an unrelated party, and Jupiter Telecommunications Co., Ltd (“J:Com”), a related party, agent for sales of programming delivered via satellite and most significant cable system operator, respectively, represented concentrations of credit risk for the Company. For the years ended December 31, 2005, 2004 and 2003, subscription revenues of ¥3,501,730 thousand, ¥3,095,526 thousand and ¥2,888,163 thousand, respectively, received through SkyPerfecTV, accounted for approximately, 44%, 44% and 45%, respectively, of subscription revenues, and, 4%, 5% and 6%, respectively, of total revenues. As of December 31, 2005, 2004 and 2003, SkyPerfecTV accounted for approximately, 5%, 6% and 5%, respectively, of accounts receivable.
For the years ended December 31, 2005, 2004 and 2003, subscription revenues of thousand, ¥1,543,063 ¥1,464,167 thousand and ¥1,361,897 thousand, respectively, received through J:Com, accounted for approximately, 20% 21% and 21%, respectively, of subscription revenues, and, 2% 2% and 3%, respectively, of total revenues. As of December 31, 2005, 2004 and 2003, J:Com accounted for approximately, 2% 3% and 6%, respectively, of accounts receivable.

(18)	Commitments, other than leases
At December 31, 2005, JTV has commitments to purchase various program rights as follows:

Yen
(thousands)
Year ending December 31, 2006	¥1,530,865
2007	407,942
2008	171,238
2009	163,033
2010	157,033

Total program rights purchase commitments	¥2,430,111

JTV contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. JTV channels contract for a portion of the capacity available on a transponder according to the bandwidth needs of individual channels. Transponder service contracts are generally ten years in duration. Service fees are based on fixed rates or a fixed portion plus a variable portion based on platform subscriber numbers. Termination is possible on a channel-by-channel basis. One transponder service provider charges termination penalty fees, the other does not charge a fee until the last channel from one licensed broadcaster terminates. Due to the unclear nature of the responsibility for termination fees, commitments are disclosed for the full minimum commitment amounts under the service contracts.

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2005, JTV has commitments for transponder and uplink services as follows:

Yen
(thousands)
Year ending December 31,
2006	¥994,395
2007	492,196
2008	311,321
2009	263,317
2010	280,055
Thereafter	417,938

Total transponder and uplink services commitments	¥2,759,222

JTV has contracts for software license fees and maintenance support fees related to the PartiTV business infrastructure (Note 19). The software license fee contract term is for a period of five years and in the event of early termination for the convenience of JTV, the license fee remains payable in full. The license fee relating to 2006 was prepaid in advance in December 2005. The maintenance and support fee contract is cancelable upon 180 days notice. The license fee relating to the first quarter of 2006 was prepaid in advance in December 2005. Accordingly, the schedule below detailing future commitments includes the maintenance and support fees for only a three-month period for 2006.
At December 31, 2005, JTV has commitments for software license fees as follows:

Yen
(thousands)
Year ending December 31,
2006	¥9,068
2007	126,949
2008	126,949
2009	126,949
2010	126,949
Thereafter	—

Total software license fee commitments	¥516,864

(19)	Business Realignment Costs
In October 2004, pursuant to a business plan, JTV commenced the development of a new television channel business, named PartiTV, with the expectation of launch during the fourth quarter of 2005. In December 2005, a decision was made to place the launch of PartiTV on hold while JTV reconsidered the feasibility and social appropriateness of the content and business model based on new information obtained during the developmental period. Subsequently, JTV made a formal announcement that the PartiTV project would be closed.
In connection with the decision to suspend the launch of PartiTV and ultimately close the project, JTV advised 19 employees in December 2005 and 75 employees in January 2006 that they would retire from JTV, and that their contracts and/or employment status within the PartiTV division would expire or would be terminated on the basis of certain compensation packages. The total cost for one-time retirement, expiration and/or termination benefits for those employees was estimated to be ¥193,421 thousand, of which ¥25,097 thousand has been accrued, and is included in selling, general and administrative expenses in the accompany-

JUPITER TV CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ing consolidated statements of operations for the year ended December 31, 2005, while the balance of ¥168,324 thousand will be recognized in 2006, in accordance with the provisions of SFAS No. 146.
In addition, long-lived assets acquired for the PartiTV business, including capitalized leases, were evaluated for impairment due to uncertainty regarding future cash flows from their use in other JTV business, and have been written down to their estimated fair value (Note 5).
JTV is presently evaluating the feasibility of re-deploying and utilizing other PartiTV infrastructure assets and commitments under operating leases, principally for studio and office space and application software, in other aspects of its business, including in connection with the potential launch of an auction channel, that is currently being studied. Although, based on management’s preliminary assessment, it expects that such assets and commitments will be fully realized through deployment in its other operations or otherwise, the amounts JTV will ultimately realize in the near term due to closure of the PartiTV project could differ materially from the amounts recorded in the accompanying consolidated financial statements for the year ended December 31, 2005, as changes in business plans or realizations as to the adoptability of such assets could result in the recognition of further impairment charges or contract termination costs. Operating lease commitments for studio and office space and other commitments related to the PartiTV business amounted to ¥763,093 thousand at December 31, 2005, and are included in Notes 11 and 18, respectively.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Jupiter Telecommunications Co., Ltd. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Jupiter Telecommunications Co., Ltd. (a Japanese corporation) and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Telecommunications Co., Ltd. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG AZSA & Co.
Tokyo, Japan
February 14, 2005

CONSOLIDATED BALANCE SHEETS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	December 31,

	2003	2004

	(Yen in thousands)
Current assets:
Cash and cash equivalents	¥7,785,978	¥10,420,109
Restricted cash	1,773,060	—
Accounts receivable, less allowance for doubtful accounts of ¥229,793 thousand in 2003 and ¥245,504 thousand in 2004	7,907,324	8,823,311
Loans to related party (Note 5)	—	4,030,000
Prepaid expenses and other current assets (Note 8)	1,596,150	4,099,032

Total current assets	19,062,512	27,372,452
Investments:
Investments in affiliates (Notes 3 and 5)	2,794,533	3,773,360
Investments in other securities, at cost	2,891,973	2,901,566

	5,686,506	6,674,926
Property and equipment, at cost (Notes 5 and 7):
Land	1,826,787	1,796,217
Distribution system and equipment	312,330,187	344,207,670
Support equipment and buildings	11,593,849	12,612,896

	325,750,823	358,616,783
Less accumulated depreciation	(81,523,580)	(108,613,916)

	244,227,243	250,002,867
Other assets:
Goodwill, net (Notes 2 and 4)	139,853,596	140,658,718
Other (Note 4 and 8)	13,047,229	14,582,383

	152,900,825	155,241,101

	¥421,877,086	¥439,291,346

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	December 31,

	2003	2004

	(Yen in thousands)
Current liabilities:
Short-term loans	¥—	¥250,000
Long-term debt — current portion (Notes 6 and 12)	2,438,480	5,385,980
Capital lease obligations — current portion (Notes 5, 7 and 12):
Related parties	7,673,978	8,237,323
Other	1,800,456	1,291,918
Accounts payable	17,293,932	17,164,463
Accrued expenses and other liabilities	3,576,708	6,155,380

Total current liabilities	32,783,554	38,485,064
Long-term debt, less current portion (Notes 6 and 12):
Related parties	149,739,250	—
Other	72,092,465	194,088,485
Capital lease obligations, less current portion (Notes 5, 7 and 12):
Related parties	17,704,295	19,714,799
Other	3,951,900	2,560,511
Deferred revenue	41,635,426	41,699,497
Severance and retirement allowance (Note 9)	2,023,706	2,718,792
Redeemable preferred stock of consolidated subsidiary (Note 10)	500,000	500,000
Other liabilities	3,411,564	180,098

Total liabilities	323,842,160	299,947,246

Minority interest	1,266,287	974,227

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 11):
Ordinary shares no par value	63,132,998	78,133,015
Authorized 15,000,000 shares; issued and outstanding 4,684,535.74 shares at December 31, 2003 and 5,146,074.74 shares at December 31, 2004
Additional paid-in capital	122,837,273	137,930,774
Accumulated deficit	(88,506,887)	(77,685,712)
Accumulated other comprehensive loss	(694,745)	(8,204)

Total shareholders’ equity	96,768,639	138,369,873

	¥421,877,086	¥439,291,346

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	Year ended December 31,

	2003	2004

	(Yen in thousands, except
	share and per share
	amounts)
Revenue (Note 5):
Subscription fees	¥123,214,958	¥140,826,446
Other	19,944,074	20,519,825

	143,159,032	161,346,271

Operating costs and expenses:
Operating and programming costs (Note 5)	62,961,783	66,569,614
Selling, general and administrative (inclusive of stock compensation expense of ¥120,214 thousand in 2003 and ¥84,267 thousand in 2004) (Notes 5 and 11)	30,584,236	31,611,717
Depreciation and amortization	36,410,894	40,573,166

	129,956,913	138,754,497

Operating income (loss)	13,202,119	22,591,774
Other income (expense):
Interest expense, net:
Related parties (Note 5)	(4,562,594)	(4,055,343)
Other	(3,360,674)	(6,045,939)
Other income, net	316,116	37,574

Income (loss) before income taxes and other items	5,594,967	12,528,066
Equity in earnings of affiliates (inclusive of stock compensation expense of ¥(2,855) thousand in 2003 and ¥9,217 thousand in 2004) (Note 11)	414,756	610,110
Minority interest in net (income) losses of consolidated subsidiaries	(448,668)	(458,624)

Income (loss) before income taxes	5,561,055	12,679,552
Income taxes (Note 8)	(209,805)	(1,858,377)

Net income (loss)	¥5,351,250	¥10,821,175

Per share data:
Net income (loss) per share — basic and diluted	¥1,214	¥2,221
Weighted average number of ordinary shares outstanding — basic and diluted	4,407,046	4,871,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

					Accumulated
		Additional	Comprehensive		Other	Total
	Ordinary	Paid-in	Income	Accumulated	Comprehensive	Shareholders’
	Shares	Capital	(Loss)	Deficit	Loss	Equity

	(Yen in thousands, except per share amounts)
Balance at January 1, 2003	¥47,002,623	¥106,589,539		¥(93,858,137)	¥—	¥59,734,025

Net income	—	—	¥5,351,250	5,351,250	—	5,351,250
Other comprehensive loss:
Unrealized loss on cash flow hedge			(694,745)		(694,745)	(694,745)

Comprehensive income			¥4,656,505

Stock compensation (Notes 1 and 11)	—	117,359		—	—	117,359
Ordinary shares issued upon conversion of long-term debt; 750,250 shares at ¥43,000 per share (Note 6)	16,130,375	16,130,375		—	—	32,260,750

Balance at December 31, 2003	¥63,132,998	¥122,837,273		¥(88,506,887)	¥(694,745)	¥96,768,639

Net income	—	—	¥10,821,175	10,821,175	—	10,821,175
Other comprehensive gain:
Unrealized gain on cash flow hedge			686,541		686,541	686,541

Comprehensive income			¥11,507,716

Stock compensation (Notes 1 and 11)	—	93,484		—	—	93,484
Ordinary shares issued; 461,539 shares at ¥65,000 per share (Note 1)	15,000,017	15,000,017		—	—	30,000,034

Balance at December 31, 2004	¥78,133,015	¥137,930,774		¥(77,685,712)	¥(8,204)	¥138,369,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	Year ended December 31,

	2003	2004

	(Yen in thousands)
Cash flows from operating activities:
Net income	¥5,351,250	¥10,821,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on forgiveness of subsidiary debt	(400,000)	—
Depreciation and amortization	36,410,894	40,573,166
Equity in earnings of affiliates	(414,756)	(610,110)
Minority interest in net income of consolidated subsidiaries	448,668	458,624
Stock compensation expense	120,214	84,267
Deferred income taxes	—	45,591
Provision for retirement allowance	417,335	647,592
Changes in operating assets and liabilities, excluding effects of business combinations:
Decrease/(increase) in accounts receivable, net	1,712,904	(431,162)
Decrease in prepaid expenses and other current assets	349,147	4,866
(Increase)/decrease in other assets	(325,769)	2,443,960
(Decrease)/increase in accounts payable	171,705	(1,184,539)
Increase in accrued expenses and other liabilities	2,665,162	39,279
Increase/(decrease) in deferred revenue	458,315	(380,578)

Net cash provided by operating activities	46,965,069	52,512,131

Cash flows from investing activities:
Capital expenditures	(32,478,389)	(31,792,956)
Acquisition of new subsidiaries, net of cash acquired	—	(442,910)
Investments in and advances to affiliates	(172,500)	(359,500)
(Increase)/decrease in restricted cash	(1,773,060)	1,773,060
Loans to related party	—	(4,030,000)
Acquisition of minority interest in consolidated subsidiaries	(25,565)	(4,960,484)
Other investing activities	(76,891)	(69,427)

Net cash used in investing activities	(34,526,405)	(39,882,217)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	30,000,034
Net increase/(decrease) in short-term loans	(228,785,000)	250,000
Proceeds from long-term debt	239,078,000	185,302,000
Principal payments of long-term debt	(8,184,980)	(210,097,730)
Principal payments under capital lease obligations	(10,843,024)	(11,887,363)
Other financing activities	(3,464,440)	(3,562,724)

Net cash provided by (used in) financing activities	(12,199,444)	(9,995,783)

Net increase in cash and cash equivalents	239,220	2,634,131
Cash and cash equivalents at beginning of year	7,546,758	7,785,978

Cash and cash equivalents at end of year	¥7,785,978	¥10,420,109

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

1.	Description of Business, Basis of Financial Statements and Summary of Significant Accounting Policies
     Business and Organization
Jupiter Telecommunications Co., Ltd. (“Jupiter”) and its subsidiaries (the “Company”) own and operate cable telecommunication systems throughout Japan and provide cable television services, telephony and high-speed Internet access services (collectively, “Broadband services”). The telecommunications industry in Japan is highly regulated by the Ministry of Internal Affairs and Communications (“MIC”). In general, franchise rights granted by the MIC to the Company’s subsidiaries for operation of cable telecommunications systems in their respective localities are not exclusive. Currently, cable television services account for a majority of the Company’s revenue. Telephony operations accounted for approximately 13% and 15% of total revenue for the years ended December 31, 2003 and 2004, respectively. Internet operations accounted for approximately 24% and 25% of total revenue for the years ended December 31, 2003 and 2004, respectively.
The Company’s beneficial ownership at December 31, 2004 was as follows:

LMI/ Sumisho Super Media, LLC (“SM”)	65.23%
Microsoft Corporation (“Microsoft”)	19.46%
Sumitomo Corporation (“SC”)	12.25%
Mitsui & Co., Ltd.	1.53%
Matsushita Electric Industrial Co., Ltd.	1.53%
In August 2004, Liberty Media International, Inc. (“LMI”), SC and Microsoft made capital contributions to the Company in the following amounts: LMI: ¥14,065 million for 216,382 shares: SC: ¥9,913 million for 152,505 shares; and Microsoft ¥6,022 million for 92,652 shares. The shares of common stock issued in exchange for the capital contributions were based on fair value at the date of the transaction. As a result of the transaction, their beneficial ownership in the Company increased to 45.45%, 32.03% and 19.46%, respectively. The proceeds from the capital contributions were used to repay subordinated debt owed to each of LMI, SC and Microsoft in the same amounts as contributed by each shareholder respectively (see Note 6).
On December 28, 2004, LMI contributed all of its then 45.45% beneficial ownership interest and SC contributed 19.78% of its then ownership interest in the Company to SM, a company owned 69.7% by LMI and 30.3% by SC. As a result, SM became a 65.23% shareholder of the Company while SC’s direct ownership interest was reduced to 12.25%. SC is obligated to contribute its remaining 12.25% direct ownership interest in the Company to SM within six months of an initial public offering (“IPO”) in Japan by the Company.
The Company has historically relied on financing from its principle shareholders to meet liquidity requirements. However, in December 2004, the Company entered into a new syndicated facility and repaid all outstanding debt with its principal shareholders. For additional information concerning the 2004 refinancing, see Note 6.

Basis of Financial Statements
The Company maintains its books of account in conformity with financial accounting standards of Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments which are necessary to conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These adjustments include those related to the scope of consolidation, accounting for business combinations, accounting for income taxes, accounting for leases, accounting for stock-based compensation, revenue recognition of certain revenues, post-retirement benefits, depreciation and amortization and accruals for certain expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Summary of Significant Accounting Policies

(a) Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries which are primarily cable system operators (“SOs”). All significant intercompany balances and transactions have been eliminated. For the consolidated subsidiaries with a negative equity position, the Company has recognized the entire amount of cumulative losses of such subsidiaries regardless of its ownership percentage.

(b) Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with an initial maturity of three months or less.

(c) Allowance for Doubtful Accounts
Allowance for doubtful accounts is computed based on historical bad debt experience and includes estimated uncollectible amounts based on analysis of certain individual accounts, including claims in bankruptcy.

(d) Investments
For those investments in affiliates in which the Company’s voting interest is 20% to 50% and the Company has the ability to exercise significant influence over the affiliates’ operation and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of the net earnings or losses of its affiliates. Prior to the adoption on January 1, 2002 of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the excess of the Company’s cost over its percentage interest in the net assets of each affiliate was amortized, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, such excess is no longer amortized. All significant intercompany profits from these affiliates have been eliminated.
Investments in other securities carried at cost represent non-marketable equity securities in which the Company’s ownership is less than 20% and the Company does not have the ability to exercise significant influence over the entities’ operation and financial policies.
The Company evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other than temporary. In performing its evaluations, the Company utilizes various information, as available, including cash flow projections, independent valuations, industry multiples and, as applicable, stock price analysis. In the event of a determination that a decline in value is other than temporary, a charge to earnings is recorded for the loss, and a new cost basis in the investment is established.

(e) Property and Equipment
Property and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Depreciation is computed on a straight-line method using estimated useful lives ranging from 10 to 15 years for distribution systems and equipment, from 15 to 60 years for buildings and structures and from 8 to 15 years for support equipment. Equipment under capital leases is stated at the present value of minimum lease payments. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset, which ranges from 2 to 21 years.
Ordinary maintenance and repairs are charged to income as incurred. Major replacements and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the cost and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
accumulated depreciation accounts are relieved of the applicable amounts and any differences are included in depreciation expense. The impact of such retirements and disposals resulted in additional depreciation expense of ¥2,041,347 thousand and ¥2,558,513 thousand for the years ended December 31, 2003 and 2004, respectively.

(f) Goodwill
Goodwill represents the difference between the cost of the acquired cable television companies and amounts allocated to the estimated fair value of their net assets. The Company performs an assessment of goodwill for impairment at least annually, and more frequently if an indicator of impairment has occurred, using a two-step process. The first step requires identification of reporting units and determination of the fair value for each individual reporting unit. The fair value of each reporting unit is then compared to the reporting unit’s carrying amount including assigned goodwill. To the extent a reporting unit’s carrying amount exceeds its fair value, the second step of the impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value of a reporting unit’s goodwill is less than its carrying amount, an impairment loss is recorded. The Company performs its annual impairment test on the first day of October in each year. The Company has determined its reporting units to be the same as its reportable segments. The Company had no impairment charges of goodwill for the years ended December 31, 2003 and 2004.

(g) Long-Lived Assets
The Company and its subsidiaries’ long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company and its subsidiaries adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material effect on its results of operations, financial position or cash flows.

(h) Other Assets
Other assets include certain development costs associated with internal-use software capitalized, including external costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. Other assets also include deferred financing costs, primarily legal fees and bank facility fees, incurred to negotiate and secure the facility. These costs are amortized to interest expense using the effective interest method over the term of the facility. For additional information concerning the Company’s debt facilities, see Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)

(i) Derivative Financial Instruments
The Company uses certain derivative financial instruments to manage its foreign currency and interest rate exposure. The Company may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in exchange rates applicable to firm funding commitments that are denominated in currencies other than the Japanese yen. The Company uses interest rate risk management derivative instruments, such as interest rate swap and interest cap agreements, to manage interest costs to achieve an overall desired mix of fixed and variable rate debt. As a matter of policy, the Company does not enter into derivative contracts for trading or speculative purposes.
The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, requires that all derivative instruments be reported on the balance sheet as either assets or liabilities measured at fair value. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings in the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is determined that the forecasted hedged transaction will no longer occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment, or (5) management determines that the designation of the derivative as a hedge instrument is no longer appropriate. Ongoing assessments of effectiveness are being made every three months.
The Company had several outstanding forward contracts with a commercial bank to hedge foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of December 31, 2003 and 2004, such forward contracts had an aggregate notional amount of ¥3,134,242 thousand and ¥5,658,147 thousand, respectively, and expire on various dates through December 2005. The forward contracts have not been designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such forward contracts are closely related with the firm commitments designated in U.S. dollars, thus managing associated currency risk. Forward contracts not designated as hedges are marked to market each period. Included in other income, net, in the accompanying consolidated statements of operations are losses on forward contracts not designated as hedges of ¥65,195 thousand and ¥72,223 thousand for the years ended December 31, 2003 and 2004, respectively.
In May 2003, the Company entered into several interest rate swap agreements and an interest rate cap agreement to manage variable rate debt as required under the terms of its facility agreement (see Note 6). These interest rate exchange agreements effectively convert ¥60 billion of variable rate debt based on TIBOR into fixed rate debt and mature on June 30, 2009. These interest rate exchange agreements are considered cash flow hedging instruments as they are expected to effectively convert variable interest payments on certain debt instruments into fixed payments. Changes in fair value of these interest rate agreements designated as cash flow hedges are reported in accumulated other comprehensive loss. The amounts will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
variable rate debt affects earnings. The counterparties to the interest rate exchange agreements are banks participating in the facility agreement, therefore the Company does not anticipate nonperformance by any of them on the interest rate exchange agreements. In December 2004, the Company entered into a new debt facility, which replaced its former facility (see Note 6). Under the terms of the new facility, the Company was required to cancel certain interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion, as the counterparties elected not to participate in the new facility. Such agreements were canceled in January 2005. As a result, these agreements are no longer considered cash flow hedging instruments and their respective fair value changes were reclassified into interest expense, net in the accompanying consolidated statements of operations for the year ended December 31, 2004. The remaining aggregate notional amount of ¥36 billion of interest rate swap agreements have been permitted to be carried over to the new facility as the counterparties are participants in the new facility. The Company has re-designated such interest swap agreements as cash flow hedging instruments.

(j) Severance and Retirement Plans
The Company and its subsidiaries have unfunded noncontributory defined benefit severance and retirement plans which are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions.
     (k) Income Taxes
The Company and its subsidiaries account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     (l) Cable Television System Costs, Expenses and Revenues
The Company and its subsidiaries account for costs, expenses and revenues applicable to the construction and operation of cable television systems in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Currently, there is no significant system that falls in a prematurity period as defined by SFAS No. 51. Operating and programming costs in the Company’s consolidated statements of operations include, among other things, cable service related expenses, billing costs, technical and maintenance personnel and utility expenses related to the cable television network.
     (m) Revenue Recognition
The Company and its subsidiaries recognize cable television, high-speed Internet access, telephony and programming revenues when such services are provided to subscribers. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered. Initial subscriber installation revenues are recognized in the period in which the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable television system. Historically, installation revenues have been less than related direct selling costs, therefore such revenues have been recognized as installations are completed.
The Company and its subsidiaries provide poor reception rebroadcasting services to noncable television viewers suffering from poor reception of television waves caused by artificial obstacles. The Company and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
during the agreement period. Under these agreements, the Company and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenues from these agreements have been deferred and are being recognized in income on a straight-line basis over the agreement periods which are generally 20 years. Such revenues are included in revenue — other in the accompanying consolidated statements of operations.
See Note 5 for a description of revenue from affiliates related to construction-related sales and programming fees which are recorded in revenue — other in the accompanying consolidated statements of operations.
     (n) Advertising Expense
Advertising expense is charged to income as incurred. Advertising expense amounted to ¥3,921,229 thousand and ¥2,915,403 thousand and for the years ended December 31, 2003 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
     (o) Stock-Based Compensation
The Company and its subsidiaries account for stock-based compensation plans to employees using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25. (“FIN No. 44”). As such, compensation expense is measured on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company accounts for its stock-based compensation plans to nonemployees and employees of unconsolidated affiliated companies using the fair market value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee (“EITF 00-12”). Under SFAS No. 123, the fair value of the stock based award is determined using the Black-Scholes option pricing method, which is remeasured each period end until a commitment date is reached, which is generally the vesting date. The fair value of the subscription rights and stock purchase warrants granted each year was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, risk-free rate of 3.0% and an expected life of three years. Expense associated with stock-based compensation for certain management employees is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Otherwise, compensation expense is generally amortized evenly over the vesting period. Compensation expense is recorded in operating costs and expenses for the Company’s employees and nonemployees and in equity in earnings of affiliates for employees of affiliated companies in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25, where applicable, and provide pro forma disclosure for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 for stock-based compensation plans to its employees and provide the pro forma disclosure required by SFAS No. 123. The following table illustrates the effect on net income and net income per share for the years ended December 31, 2003 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123 (Yen in thousands, except share and per share amounts):

	2003	2004

Net income (loss), as reported	¥5,351,250	¥10,821,175
Add stock-based compensation expense included in reported net income (loss)	—	—
Deduct stock-based compensation expense determined under fair value based method for all awards, net of applicable taxes	(454,172)	(607,655)

Pro forma net income (loss)	¥4,897,078	¥10,213,520

Basic and diluted per share data:
Net income (loss) per share, as reported (Yen)	1,214	2,221
Net income (loss) per share, pro forma (Yen)	1,111	2,097
     (p) Earnings Per Share
Earnings per share (“EPS”) is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic EPS excludes dilution for potential ordinary shares and is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. Basic and diluted EPS are the same in 2003 and 2004, as all potential ordinary share equivalents, consisting of stock options, are anti-dilutive.
     (q) Segments
The Company reports operating segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.
The Company has determined that each individual consolidated subsidiary and unconsolidated managed equity affiliate SO is an operating segment because each SO represents a legal entity and serves a separate geographic area. The Company has evaluated the criteria for aggregation of the operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of its respective criteria. Accordingly, management has determined that the Company has one reportable segment, Broadband services.
     (r) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Significant judgments and estimates include derivative financial instruments, depreciation and amortization costs, impairments of property and equipment and goodwill, income taxes and other contingencies. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
     (s) Recent Accounting Pronouncements
The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R) in December 2004. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not yet determined the impact SFAS No. 123R will have on our results of operations.
2. Acquisitions
The Company acquired varying interests in cable television companies during the periods presented. The Company utilized the purchase method of accounting for all such acquisitions and, accordingly, has allocated the purchase price based on the estimated fair value of the assets and liabilities of the acquired companies. The assets, liabilities and operations of such companies have been included in the accompanying consolidated financial statements since the dates of their respective acquisitions.
In March 2004, the Company purchased a controlling interest in Izumi Otsu from certain of its shareholders. The total purchase price of such Izumi Otsu shares was ¥160,000 thousand and gave the Company a 66.7% interest. The results of Izumi Otsu have been included as a consolidated subsidiary from April 1, 2004. In August 2004, the Company and certain shareholders entered into an agreement and merged Izumi Otsu into the Company’s 84.2% consolidated subsidiary, J-COM Kansai. After the merger, the Company has an 84.0% equity interest in J-COM Kansai.
In July 2004, the Company purchased a 100% controlling interest in Cable System Engineering Corporation (“CSE”), whose business is cable network construction and installation. The total purchase price of CSE was ¥577,210 thousand. No goodwill was recognized in connection with this acquisition. The result of operations for CSE have been included from August 1, 2004.
The impact to revenue, net income (loss) and net income (loss) per share for the years ended December 31, 2003 and 2004, as if the transactions were completed as of the beginning of those years, is not significant.
The aggregate purchase price of the business combinations during the year ended December 31, 2004 was allocated based upon fair values as follows (Yen in thousands):

2004

Cash, receivables and other assets	¥2,073,191
Property and equipment	791,856
Goodwill	4,228,117
Debt and capital lease obligations	—
Other liabilities	(1,395,471)

¥5,697,693

3. Investments in Affiliates
The Company’s affiliates are engaged primarily in the Broadband services business in Japan. At December 31, 2004, the Company held investments in J-COM Shimonoseki (50.0%), J-COM Fukuoka (45.0%), Jupiter VOD Co. Ltd. (50.0%), Kansai Multimedia Service Co., Ltd. (“Kansai Multimedia”) (25.8%), CATV Kobe (20.4%) and Green City Cable TV Corporation (20.0%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The carrying value of investments in affiliates as of December 31, 2003 and 2004 includes ¥730,910 thousand and ¥761,053 thousand of unamortized excess cost of investments over the Company’s equity in the net assets of the affiliates. All significant intercompany profits from these affiliates have been eliminated according to the equity method of accounting.
The carrying value of investments in affiliates as of December 31, 2003 and 2004 includes ¥2,019,000 thousand and ¥1,945,000 thousand of short-term loans the Company made to certain managed affiliates. The interest rate on these loans was 3.23% and 2.48% as of December 31, 2003 and 2004.
Condensed financial information of the Company’s unconsolidated affiliates at December 31, 2003, and 2004 and for each of the two years ended December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003	2004

Combined Financial Position:
Property and equipment, net	¥29,696,602	¥29,578,096
Other assets, net	6,201,251	7,545,469

Total assets	¥35,897,853	¥37,123,565

Debt	¥17,998,825	¥15,577,345
Other liabilities	16,030,950	17,224,152
Shareholders’ equity	1,868,078	4,322,068

Total liabilities and equity	¥35,897,853	¥37,123,565

	2003	2004

Combined Operations:
Total revenue	¥19,776,603	¥21,784,795
Operating, selling, general and administrative expenses	(13,430,881)	(15,080,471)
Depreciation and amortization	(3,682,641)	(4,164,827)

Operating income	2,663,081	2,539,497
Interest expense, net	(478,609)	(427,400)
Other expense, net	(1,013,158)	(428,107)

Net income	¥1,171,314	¥1,683,990

4. Goodwill and Other Assets
The changes in the carrying amount of goodwill, net, for the years ended December 31, 2003 and 2004 consisted of the following (Yen in thousands):

	2003	2004

Goodwill, net, beginning of year	¥139,827,277	¥139,853,596
Goodwill acquired during the year	26,319	4,228,117
Initial recognition of acquired tax benefits allocated to reduce goodwill of acquired entities (Note 8)	—	(3,422,995)

Goodwill, net, end of year	¥139,853,596	¥140,658,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Other assets, excluding goodwill, at December 31, 2003 and 2004, consisted of the following (Yen in thousands):

	2003	2004

Lease and other deposits	¥4,295,947	¥4,313,742
Deferred financing costs	3,763,785	3,540,302
Capitalized computer software, net	3,022,557	3,351,115
Long-term loans receivable, net	300,380	270,885
Deferred tax assets	—	1,308,582
Other	1,664,560	1,797,757

Total other assets	¥13,047,229	¥14,582,383

5. Related Party Transactions
The Company purchases cable system materials and supplies from third-party suppliers and resells them to its subsidiaries and affiliates. The sales to unconsolidated affiliates amounted to ¥2,888,046 thousand and ¥2,385,495 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
The Company provides programming services to its subsidiaries and affiliates. The revenue from unconsolidated affiliates for such services provided and the related products sold amounted to ¥1,092,724 thousand and ¥1,379,744 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
The Company provides management services to its subsidiaries and managed affiliates. Fees for such services related to managed affiliates amounted to ¥468,219 thousand and ¥521,670 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
In July 2002, the Company began providing management services to Chofu Cable Inc. (“J-COM Chofu”), an affiliated company that is 92% jointly owned by LMI, Microsoft and SC. Fees for such services amounted to ¥60,882 thousand and ¥87,446 thousand for the years ended December 31, 2003 and 2004 respectively, and are included in revenue — other in the accompanying consolidated statements of operations. As part of the 2004 refinancing, J-COM Chofu became party to the Company’s new debt facility (see Note 6). At December 31, 2004, the Company had advanced ¥4,030 million of short term loans to J-COM Chofu and the interest rate on these loans were 2.48%.
The Company purchases certain cable television programs from Jupiter Programming Co., Ltd. (“JPC”), an affiliated company jointly owned by SC and a wholly owned subsidiary of LMI. Such purchases, including purchases from JPC’s affiliates, amounted to ¥3,155,139 thousand and ¥3,915,345 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in operating and programming costs in the accompanying consolidated statements of operations. Additionally, the Company receives a distribution fee to carry the Shop Channel, a majority owned subsidiary of JPC, for the greater of a fixed rate per subscriber or a percentage of revenue generated through sales in the Company’s territory. Such fees amounted to ¥939,438 thousand and ¥1,063,678 thousand for the years ended December 31, 2003 and 2004, respectively, and are included as revenue — other in the accompanying consolidated statements of operations.
The Company purchased stock of affiliated companies from SC in the amounts of ¥0 thousand, and ¥5,091,864 thousand in the years ended December 31, 2003 and 2004, respectively.
AJCC K.K. (“AJCC”) is a subsidiary of SC and its primary business is the sale of home terminals and related goods to cable television companies. Sumisho Lease Co., Ltd. and Sumisho Auto Leasing Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
(collectively “Sumisho leasing”) are a subsidiary and affiliate, respectively, of SC and provide to the Company various office equipment and vehicles. The Company and its subsidiaries’ purchases of such goods, primarily as capital leases, from both AJCC and Sumisho leasing, amounted to ¥6,087,645 thousand and ¥12,621,284 thousand for the years ended December 31, 2003 and 2004, respectively.
The Company pays monthly fees to its affiliates, @NetHome and Kansai Multimedia, based on an agreed-upon percentage of subscription revenue collected by the Company from its customers for the @NetHome and Kansai Multimedia services. Payments made to Kansai Multimedia under these arrangements amounted to ¥3,226,764 thousand and ¥3,380,148 thousand for the years ended December 31, 2003 and 2004, respectively. Such payments are included in operating and programming costs in the accompanying consolidated statements of operations. In March 2002, @Net Home became a consolidated subsidiary of the Company (see Note 2). Therefore, since April 1, 2002, through @NetHome, the Company receives the monthly fee from its unconsolidated affiliates. Such service fees amounted to ¥1,071,891 thousand and ¥1,242,550 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in revenue-subscription fees in the accompanying consolidated statements of operations.
The Company has management service agreements with SC and LMI under which officers and management level employees are seconded from SC and LMI to the Company, whose services are charged as service fees to the Company based on their payroll costs. The service fees paid to SC amounted to ¥706,303 thousand and ¥784,122 thousand for the years ended December 31, 2003 and 2004, respectively. The service fees paid to LMI amounted to ¥714,986 thousand and ¥665,354 thousand for the years ended December 31, 2003 and 2004, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
SC, LMI and Microsoft had long-term subordinated loans to the Company of ¥52,894,625 thousand, ¥52,894,625 thousand and ¥43,950,000 thousand, respectively, at December 31, 2003. In December 2004, the Company refinanced and replaced these subordinated shareholder loans under a new facility. See Note 6.
The Company pays fees on debt guaranteed by SC, LMI and Microsoft. The guarantee fees incurred were ¥84,224 thousand to SC, ¥73,470 thousand to LMI and ¥51,890 thousand to Microsoft for the year ended December 31, 2003. The guarantee fees incurred were ¥41,071 thousand to SC, ¥41,071 thousand to LMI and ¥16,332 thousand to Microsoft for the year ended December 31, 2004. Such fees are included in interest expense, net-related parties in the accompanying consolidated statements of operations. In December 2004 these guarantees were replaced by a guarantee facility with a syndicate of lenders. See Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
6. Long-term Debt
A summary of long-term debt as of December 31, 2003 and 2004 is as follows (Yen in thousands):

	2003	2004

¥140 billion Facility term loans, due fiscal 2005 — 2009	¥53,000,000	¥—
¥175 billion Facility term loans, due fiscal 2005 — 2011	—	130,000,000
Mezzanine Facility Subordinated loan due fiscal 2012	—	50,000,000
8 yr Shareholder Subordinated loans, due fiscal 2011	117,739,250	—
8 yr Shareholder Tranche B Subordinated loans, due fiscal 2011	32,000,000	—
0% unsecured loans from Development Bank of Japan, due fiscal 2005 — 2019	12,223,720	—
Unsecured loans from Development Bank of Japan, due fiscal 2005 — 2019, interest from 0.65% to 6.8%	3,895,400	—
0% secured loans from Development Bank of Japan, due fiscal 2005 — 2019	5,354,735	15,810,095
Secured loans from Development Bank of Japan, due fiscal 2005 — 2019, interest at 0.95% to 6.8%	—	3,614,200
0% unsecured loans from others, due fiscal 2012	57,090	50,170

Total	224,270,195	199,474,465
Less: current portion	(2,438,480)	(5,385,980)

Long-term debt, less current portion	¥221,831,715	¥194,088,485

2003 Financing
On January 31, 2003, the Company entered into a ¥140 billion bank syndicated facility for certain of its managed subsidiaries and affiliates (“¥140 billion Facility”). In connection with the ¥140 billion Facility, on February 6, 2003, the Company entered into eight-year subordinated loans with each of SC, LMI and Microsoft (“Principal Shareholders”), which initially aggregated ¥182 billion (“Shareholder Subordinated Loans”).
The ¥140 billion Facility was for the financing of Jupiter, sixteen of its consolidated managed affiliates and one managed affiliate accounted for under the equity method of accounting. The financing was used for permitted general corporate purposes, capital expenditures, financing costs and limited purchase of minority shares and capital calls of the affiliates participating in the ¥140 billion Facility.
The ¥140 billion Facility provided for term loans of up to ¥120 billion and a revolving loan facility up to ¥20 billion with the final maturity of June 30, 2009. ¥32 billion of the total term loan portion of the ¥140 billion Facility was considered provided by the shareholders under the Tranche B Subordinated Loans.
Interest was based on TIBOR, as defined in the ¥140 billion Facility, plus margin which changed based upon a leverage ratio of Total Debt to EBITDA as set forth in the ¥140 billion Facility agreement. At December 31, 2003, the interest rate was 2.83%. The Shareholder Subordinated Loans, which were subordinated to the ¥140 billion Facility, consisted of eight-year subordinated loans and eight-year Tranche B Subordinated Loans. The ¥140 billion Facility had requirements to make mandatory prepayments under specific circumstances as defined in the agreements. Such prepayments are designated as restricted cash on the consolidated balance sheets.
In May 2003, LMI and SC converted ¥32 billion of Shareholder Subordinated Loans for 750,250 shares of common stock of the company. At December 31, 2003, the interest rate was 2.08%.
In December 2003, a consolidated subsidiary of the Company became party to the ¥140 billion Facility. Immediately prior to this transaction, the consolidated subsidiary had outstanding ¥3,686,090 thousand to third-party creditors. In connection with this transaction, a third-party debt holder forgave ¥400,000 thousand of debt owed to it. As a result, the Company recorded a gain of ¥400,000 thousand in other non-operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
income in the accompanying consolidated statement of operations for the year ended December 31, 2003. Additionally, the third-party debt holder was issued ¥500,000 thousand of preferred stock of the consolidated subsidiary in exchange for ¥500,000 thousand of debt owed to it (see Note 10). The remaining ¥2,686,090 thousand of third-party debt was repaid from proceeds of the ¥140 billion Facility.
In March 2004, the Company entered into additional shareholder subordinated loans of ¥2,431,000 thousand each with SC and LMI. The aggregate ¥4,862,000 thousand of loan proceeds were used for the purchase of the remaining shares of @NetHome (see Note 2). These additional shareholder subordinated loans had identical terms to the Shareholder Subordinated Loans discussed above.
In August 2004, LMI, SC and Microsoft made a capital contribution to the Company in the aggregate amount of ¥30,000 million. The proceeds of this contribution were used to repay an aggregate of ¥30,000 million of Shareholder Subordinated Loans owed respectively in the same amounts as contributed by LMI, SC and Microsoft (see Note 1).
2004 Refinancing
On December 15, 2004, for the purpose of the refinancing the ¥140 billion Facility, the Company entered into a ¥175 billion senior syndicated facility (“¥175 billion Facility”) which consists of a ¥130 billion term loan facility (“Term Loan Facility”), a ¥20 billion revolving facility (“Revolving Facility”) and a ¥25 billion guarantee facility (“Guarantee Facility”). Concurrently the Company entered into a ¥50 billion subordinated syndicated loan facility (“Mezzanine Facility”). Consistent with the ¥140 billion Facility, the ¥175 billion Facility will be utilized for the financing of Jupiter, sixteen of its consolidated managed affiliates, one managed affiliate under the equity method accounting and one managed affiliate, which the Company has no equity investment (“Jupiter Combined Group”). On December 21, 2004, the Company made full drawdowns from each of the ¥130 billion Term Loan Facility and the ¥50 billion Mezzanine Facility. The proceeds from the December 2004 drawdown were used to repay all outstanding loans under the ¥140 billion Facility and all outstanding Shareholder Subordinated Loans.
The ¥130 billion Term Loan Facility consists of a five year ¥90 billion Tranche A Term Loan Facility (“Tranche A Facility”) and a seven year ¥40 billion Tranche B Term Loan Facility (“Tranche B Facility”). Final maturity dates of the Tranche A Facility and Tranche B Facility are December 31, 2009 and December 31, 2011, respectively. Loan repayment of the Tranche A Facility and the Tranche B Facility commence on September 30, 2005 and March 31, 2009, respectively, each based on a defined rate reduction each quarter thereafter until maturity.
The ¥20 billion Revolving Facility will be available for drawdown until one month prior to its final maturity of December 31, 2009. A commitment fee of 0.50% per annum is payable on the unused available Revolving Facility during its availability period.
The ¥25 billion Guarantee Facility provides for seven years of bank guarantees on loans from the Development Bank of Japan owed by affiliates of the Jupiter Combined Group. The Guarantee Facility commitment reduces gradually according to the amount and schedule as defined in the ¥175 billion Facility agreement until final maturity at December 31, 2011. As of December 31, 2004 the guarantee commitment is ¥25 billion. Such guarantee commitment will be reduced to ¥23.1 billion by December 2005; ¥21.6 billion by December 2006; ¥20.0 billion by December 2007; ¥18.6 billion by December 2008; ¥17.2 billion by December 2009; ¥15.8 billion by December 2010; and to ¥13.2 billion by December 2011. A commitment fee of 0.50% per annum is payable on the unused available Guarantee Facility during its availability period.
Interest on the Tranche A Facility, Tranche B Facility and the Revolving Facility is based on TIBOR, as defined in the agreement, plus the applicable margin. Each facility’s applicable margin is reducing based upon a leverage ratio of Senior Debt to EBITDA as such terms are defined in the ¥175 billion Facility agreement. When the leverage ratio is greater than or equal to 4.0:1, the margin on the Tranche A Facility and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Revolving Facility is 1.50% per annum and the margin of the Tranche B Facility ranges from 1.80% to 2.00% per annum; when less than 4.0:1 but greater than or equal to 2.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.38% per annum and the margin of the Tranche B Facility ranges from 1.69% to 1.88% per annum; when less than 2.5:1 but greater than or equal to 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.25% per annum and the margin of the Tranche B Facility ranges from 1.58% to 1.75% per annum; and when less than 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.00% per annum and the margin of the Tranche B Facility ranges from 1.35% to 1.50% per annum. In regards to the fees due on the Guarantee Facility, when the leverage ratio is greater than 4.00:1, the interest rate is 3.00% per annum; when less than 4.00:1 but greater than or equal to 3.75:1 the interest rate is 2.00%; when less than 3.75:1 but greater than or equal to 3.50:1 the interest rate is 1.50%; when less than 3.50:1 but greater than or equal to 3.00:1 the interest rate is 1.00%; when less than 3.00:1 but greater than or equal to 2.00:1 the interest rate is 0.75%; and when less than 2.00:1, the interest rate is 0.50% per annum. As of December 31, 2004 the interest rates for the outstanding Tranche A Facility, Tranche B Facility, and Guarantee Facility, were 1.6%, 1.9%, and 1.0% respectively.
The ¥175 billion Facility has requirements to make mandatory prepayments in the amount equal to (1) 50% of the Group Free Cash Flow, as defined in the agreement, until the later of (a) March 31, 2007 and (b) the first quarter for which the ratio of Senior Debt to EBITDA, as defined in the agreement, is less than 2.50:1.00; (2) 50% of third party contributions received when the ratio of Senior Debt to EBITDA is greater than 4.00:1.00; (3) proceeds from the sale of assets exceeding ¥500 million that are not reinvested within six months; (4) insurance proceeds exceeding ¥500 million that are not used to repair or replace the damaged assets within twelve months; and (5) proceeds of any take-out securities as defined in the ¥175 billion Facility agreement. The ¥175 billion Facility requires the Jupiter Combined Group to comply with various financial covenants, such as Maximum Senior Debt to EBITDA Ratio, Maximum Senior Debt to Combined Total Capital Ratio, Minimum Debt Service Coverage Ratio and Minimum Interest Coverage Ratio as such terms are defined in the ¥175 billion Facility agreement. In addition, the ¥175 billion Facility contains certain limitations or prohibitions on additional indebtedness. Additionally, the ¥175 billion Facility requires the Company to maintain interest hedging agreements on at least 50% of the outstanding amounts under the Tranche A Facility. Due to the ¥175 billion Facility closing on December 15, 2004, the Company was not required to calculate financial covenants for the fiscal year 2004.
The Mezzanine Facility contains a bullet repayment upon final maturity at June 30, 2012. However, in the event of an IPO by the Company, there is a mandatory prepayment of the Mezzanine Facility of 100% from the proceeds of such IPO. Interest on the Mezzanine Facility is based on TIBOR, as defined in the agreement, plus an increasing margin. The initial margin is 3.25% per annum and increases 0.25% each successive three month period from closing up to a maximum margin of 9.00% per annum. The Mezzanine Facility has identical financial covenants as the ¥175 billion Facility.
As of December 31, 2004 the Company had ¥20 billion revolving loans available for immediate borrowing under the ¥175 billion Facility.
Development Bank of Japan Loans
The loans represent institutional loans from the Development Bank of Japan, which have been made available to telecommunication companies operating in specific local areas designated as “Teletopia” by the MIC to facilitate development of local telecommunication network. Requirements to qualify for such financing include use of optical fiber cables, equity participation by local/municipal government and guarantee by third parties, among other things. These loans are obtained by the Company’s subsidiaries and were primarily guaranteed, directly or indirectly, by SC, LMI and Microsoft. In connection with the 2004 refinancing described above, the guarantees by SC, LMI and Microsoft have been cancelled and replaced with guarantees pursuant to the Guarantee Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Securities on Long-term Debt
At December 31, 2004, subsidiaries’ shares owned by the Company, trademark and franchise rights held by the Company and substantially all equipment held by the Company’s subsidiaries were pledged to secure the loans from the Development Bank of Japan and the Company’s bank facilities. The aggregate annual maturities of long-term debt outstanding at December 31, 2004 are as follows (Yen in thousands):

Year ending December 31,

2005	¥5,385,980
2006	11,648,720
2007	20,461,660
2008	31,474,610
2009	42,981,060
Thereafter	87,522,435

¥199,474,465

7. Leases
The Company and its subsidiaries are obligated under various capital leases, primarily for home terminals, and other noncancelable operating leases, which expire at various dates during the next seven years. See Note 5 for further discussion of capital leases from subsidiaries and affiliates of SC.
At December 31, 2003 and 2004, the amount of equipment and related accumulated depreciation recorded under capital leases were as follows (Yen in thousands):

	2003	2004

Distribution system and equipment	¥45,170,512	¥48,061,224
Support equipment and buildings	6,656,913	6,594,499
Less: accumulated depreciation	(22,111,664)	(24,129,460)
Other assets, at cost, net of depreciation	292,511	209,669

	¥30,008,272	¥30,735,932

Depreciation of assets under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.
Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2004 are as follows (Yen in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases

2005	¥10,479,258	¥901,131
2006	8,298,826	750,754
2007	5,997,212	626,332
2008	4,102,122	399,496
2009	2,810,622	383,100
More than five years	2,686,635	703,288

Total minimum lease payments	34,374,675	¥3,764,101

Less: amount representing interest (rates ranging from 1.10% to 5.99%)	(2,570,124)

Present value of net minimum payments	31,804,551
Less: current portion	(9,529,241)

Noncurrent portion	¥22,275,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The Company and its subsidiaries occupy certain offices under cancelable lease arrangements. Rental expenses for such leases for the years ended December 31, 2003 and 2004, totaled ¥4,134,249 thousand and ¥3,970,228 thousand, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Also, the Company and its subsidiaries occupy certain transmission facilities and use poles and other equipment under cancelable lease arrangements. Rental expenses for such leases for the years ended December 31, 2003 and 2004, totaled ¥8,542,845 thousand and ¥8,943,602 thousand, respectively, and are included in operating costs and programming costs in the accompanying consolidated statements of operations.
8. Income Taxes
The Company and its subsidiaries are subject to Japanese national corporate tax of 30%, an inhabitant tax of 6% and a deductible enterprise tax of 10%, which in aggregate result in a statutory tax rate of 42%. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, reducing the enterprise tax from 10.08% to 7.2%. The amendments to the tax rates will be effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate will be lowered to approximately 40% for deferred tax assets and liabilities expected to be settled or realized on or after January 1, 2005 for the Company.
All pretax income/loss and related tax expense/benefit are derived solely from Japanese operations. Income tax expense for the years ended December 31, 2003 and 2004 is as follows (Yen in thousand):

	2003	2004

Current	¥209,805	¥1,812,786
Deferred	—	45,591

Income tax expense	¥209,805	¥1,858,377

The effective rates of income tax (benefit) expense relating to losses (income) incurred differs from the rate that would result from applying the normal statutory tax rates for the years ended December 31, 2003 and 2004 is as follows:

	2003	2004

Normal effective statutory tax rate	42.0%	42.0%
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	—	0.1
Increase/(decrease) in valuation allowance	(41.2)	(27.4)
Other	3.0	—

Effective tax rate	3.8%	14.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003	2004

Deferred tax assets:
Operating loss carryforwards	¥29,921,448	¥21,649,833
Deferred revenue	14,165,581	14,455,010
Lease obligation	12,452,252	12,721,820
Retirement and other allowances	1,390,741	1,459,068
Investment in affiliates	794,896	567,766
Accrued expenses and other	2,485,228	3,978,505

Total gross deferred tax assets	61,210,146	54,832,002
Less: valuation allowance	(45,846,086)	(35,240,909)

Deferred tax assets	15,364,060	19,591,093

Deferred tax liabilities:
Property and equipment	12,680,631	13,796,923
Tax deductible goodwill	633,155	—
Other	2,050,274	2,416,766

Total gross deferred tax liabilities	15,364,060	16,213,689

Net deferred tax assets	¥—	¥3,377,404

The net changes in the total valuation allowance for the years ended December 31, 2003 and 2004 were decreases of ¥6,543,162 thousand and ¥10,605,177 thousand, respectively.
Current deferred tax assets in the amount of ¥2,068,822 thousand are included in prepaid expenses and non-current deferred tax assets in the amount of ¥1,308,582 thousand are included in other in non-current assets in the accompanied consolidated balance sheet at December 31, 2004.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize its deferred tax assets net of existing valuation allowance. The Company had ¥343,918 thousand of tax deductible goodwill as of December 31, 2004.
The amount of unrecognized tax benefits at December 31, 2003 and 2004 acquired in connection with business combinations were ¥12,000 million and ¥7,267 million (net of ¥3,423 million recognized during 2004), respectively. If the deferred tax assets are realized or the valuation allowance is reversed, the tax benefit realized is first applied to i) reduce to zero any goodwill related to acquisition, ii) second to reduce to zero other non-current intangible assets related to the acquisition and iii) third to reduce income tax expense. See Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
At December 31, 2004, the Company and its subsidiaries had net operating loss carryforwards for income tax purposes of ¥54,124,581 thousand which were available to offset future taxable income. Net operating loss carryforwards, if not utilized, will expire in each of the next five years as follows (Yen in thousands):

Year ending December 31,

2005	¥17,501,242
2006	20,094,037
2007	—
2008	55,494
2009	10,751,591
2010-2011	5,722,217

¥54,124,581

9. Severance and Retirement Plans
Under unfunded severance and retirement plans, substantially all full-time employees terminating their employment after the three year vesting period are entitled, under most circumstances, to lump-sum severance payments determined by reference to their rate of pay at the time of termination, years of service and certain other factors. No assumptions are made for future compensation levels as the plans have flat-benefit formulas. As a result, the accumulated benefit obligation and projected benefit obligation are the same. December 31, 2004 was used as the measurement date.
Net periodic cost of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 for the years ended December 31, 2003 and 2004, included the following components (Yen in thousands):

	2003	2004

Service cost — benefits earned during the year	¥257,230	¥265,608
Interest cost on projected benefit obligation	40,159	40,120
Recognized actuarial loss	158,371	463,216

Net periodic cost	¥455,760	¥768,944

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 are as follows (Yen in thousands):

	2003	2004

Change in benefit obligation:
Benefit obligation, beginning of year	¥1,606,371	¥2,006,011
Service cost	257,230	265,608
Interest cost	40,159	40,120
Acquisitions (Note 2)	—	30,630
Actuarial loss	158,371	432,586
Benefits paid	(56,120)	(93,288)

Benefit obligation, end of year	¥2,006,011	¥2,681,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The weighted-average discount rate used in the determination of projected benefit obligation and net pension cost of the Company and its subsidiaries’ plans as of and for the year ended December 31, 2003, and 2004 is as follows:

	2003	2004
Projected benefit obligation
Discount rate	2.0%	2.0%

Net pension cost
Discount rate	2.0%	2.0%
The estimated future benefit payments are (Yen in thousands):

Estimated Future Benefit Payments

2005	¥105,753
2006	116,145
2007	172,494
2008	138,000
2009	167,641
2010 to 2014	996,298

¥1,696,331

In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit plan. The Company contributions to this plan amounted to ¥342,521 thousand and ¥292,546 thousand for the years ended December 31, 2003 and 2004, respectively, and are included in provision for retirement allowance in selling, general and administrative expenses in the accompanying consolidated statements of operations.
10. Redeemable Preferred Stock
On December 29, 2003, in connection with being included as a party to the ¥140 billion Facility, a consolidated subsidiary of the Company issued ¥500,000 thousand of preferred stock to a third-party in exchange for debt owed to that third party. All or a part of the preferred stock can be redeemed after 2010, up to a half of the preceding year’s net income, at the holder’s demand. The holder of the preferred stock has a priority to receive dividends, however, the amount of such dividends will be decided by the subsidiary’s board of directors and such dividend will not exceed ¥1,000 per preferred stock for any fiscal year and will not accumulate.
11. Shareholders’ Equity

Dividends
Under the Japanese Commercial Code (the “Code”), the amount available for dividends is based on retained earnings as recorded on the books of the Company maintained in conformity with financial accounting standards of Japan. Certain adjustments not recorded on the Company’s books are reflected in the consolidated financial statements for reasons described in Note 1. At December 31, 2004, the accumulated deficit recorded on the Company’s books of account was ¥16,024,828 thousand. Therefore, no dividends may be paid at the present time.
The Code provides that an amount equivalent to at least 10% of cash dividends paid and other cash outlays resulting from appropriation of retained earnings be appropriated to a legal reserve until such reserve and the additional paid-in capital equal 25% of the issued capital. The Code also provides that neither additional paid-in capital nor the legal reserve are to be used for cash dividends, but may be either (i) used to reduce a capital deficit, by resolution of the shareholders; (ii) capitalized, by resolution of the Board of Directors; or (iii) used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
for purposes other than those provided in (i) and (ii), such as refund made to shareholders or acquisition of treasury stocks, but only up to an amount equal to the additional paid-in capital and the legal reserve less 25% of the issued capital, by resolution of the shareholders. The Code provides that at least one-half of the issue price of new shares be included in capital.

Stock-Based Compensation Plans
The Company maintains subscription-rights option plans and stock purchase warrant plans for certain directors, corporate auditors and employees of the Company’s consolidated managed franchises and to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and other non-employees (collectively the “Jupiter Option Plans”). The Company’s board of directors and shareholders approved the grant of the Company’s ordinary shares at an initial exercise price of ¥92,000 per share. The exercise price is subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO offering price.
Under Jupiter Option Plans, the number of ordinary shares issuable will be adjusted for stock splits, reverse stock splits and certain other recapitalizations and the subscription rights will not be exercisable until the Company’s ordinary shares are registered with the Japan Securities Dealers Association or listed on a stock exchange. Non-management employees will, unless the grant agreement provides otherwise, vest in two years from date of grant. Management employees will, unless the grant agreement provides otherwise, vest in four equal installments from date of grant. Options under the Jupiter Option Plans generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012.
The Company has accounted for awards granted to the Company’s and its consolidated managed franchises’ directors, corporate auditors and employees under APB No. 25 and FIN No. 44. Based on the Company’s estimated fair value per ordinary share, there was no intrinsic value at the date of grant under the Jupiter Option Plans. As the exercise price at the date of grant is uncertain, the Jupiter Option Plans are considered variable awards. Under APB No. 25 and FIN 44, variable awards will have stock compensation recognized each period to the extent the market value of the ordinary shares granted exceeds the exercise price. The Company will be subject to variable accounting for grants to employees under the Jupiter Option Plans until all options granted are exercised, forfeited, or expired. At December 31, 2003 and 2004, the market value of the Company’s ordinary shares did not exceed the exercise price and no compensation expense was recognized.
The Company has accounted for awards granted to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and to other non-employees, in accordance with SFAS No. 123 and EITF 00-12. As a result of cancellations, options outstanding to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and to other non-employees were 21,916 ordinary shares and 11,476 ordinary shares at December 31, 2003 and 2004, respectively. The Company recorded compensation expense related to the directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and other non-employees of ¥117,359 thousand and ¥93,484 thousand for the years ended December 31, 2003 and 2004, respectively, which has been included in selling, general and administrative expense for the Company’s non-employees and in equity in earnings of affiliates for employees of affiliated companies in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The following table summarizes activity under the Jupiter Option Plans:

	2003	2004

Outstanding at beginning of the year	159,004	191,764
Granted	41,958	29,730
Canceled	(9,198)	(8,418)

Outstanding at end of the year	191,764	213,076

Weighted average exercise price	¥92,000	¥92,000

Weighted average remaining contractual life	7.4 years	6.6 years

Options exercisable, end of period	—	—

Weighted average fair value of options granted	¥18,340	¥24,545

12. Fair Value of Financial Instruments
For financial instruments other than long-term loans, lease obligations and interest rate swap agreements, the carrying amount approximates fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt and capital lease obligations at December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	¥224,270,195	¥220,114,532	¥199,474,465	¥199,127,222
Lease obligation	31,130,629	32,328,048	31,804,551	30,125,734
Interest rate swap agreements	694,745	694,745	8,204	8,204
13. Supplemental Disclosures to Consolidated Statements of Cash Flows

	2003	2004

	(Yen in thousands)
Cash paid during the year for:
Interest	¥4,408,426	¥8,588,285

Income tax	¥378,116	¥323,144

Cash acquisitions of new subsidiaries:
Fair value of assets acquired	¥—	¥1,688,442
Liabilities assumed	—	1,245,532

Cash paid, net of cash acquired	¥—	¥442,910

Property acquired under capital leases during the year	¥6,057,250	¥12,561,285

Conversion of long-term debt into equity	¥32,260,750	¥—

14. Commitments
In connection with the September 1, 2000 acquisition of Titus Communications Corporation (“Titus”), Microsoft and the Company entered into a gain recognition agreement with respect to the Titus shares and assets acquired. The Company agreed not to sell during any 18-month period, without Microsoft consent, any shares of Titus, or sell any of Titus’ assets, valued at $35 million or more, in a transaction that would result in taxable income to Microsoft. Microsoft will retain this consent right until the earlier of June 30, 2006 or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
date Microsoft owns less than 5% of the Company’s ordinary shares and Microsoft has sold, in taxable transactions, 80% of the Company’s ordinary shares issued to it in connection with the Titus acquisition.
The Company has guaranteed payment of certain bank loans for its equity method affiliate investee, CATV Kobe, and its cost method investee Bay Communications Inc. The guarantees are based on an agreed-upon proportionate share of the bank loans among certain of the entities’ shareholders, considering each of their respective equity interest. The term of the guarantee ranges from 5 to 12 years and the aggregate guaranteed amounts were ¥722,531 thousand and ¥179,072 thousand as of December 31, 2003 and 2004, respectively. Management believes that the likelihood the Company would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
15. Subsequent Events
On February 9, 2005, the Company entered into a share purchase agreement to purchase from Microsoft, LMI, and SC all of their interest in J-COM Chofu, as well as all of the equity interest owned by Microsoft in Tu-Ka Cellular Tokyo, Inc. and Tu-Ka Cellular Tokai, Inc. (“Tu-Ka”) on or about February 25, 2005. The Company will pay approximately $24 million (approximately ¥2,500 million) to Microsoft, approximately ¥972 million to LMI and approximately ¥940 million to SC for their respective Chofu or Tu-Ka shares. Consideration for J-COM Chofu shares will be in cash at closing, and the Tu-Ka shares will be transferred in exchange for a non-interest-bearing promissory note to Microsoft that is payable 5 business days after a successful IPO in Japan by the Company.

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Stockholders
Torneos y Competencias S.A.:
We have audited the accompanying consolidated balance sheets of Torneos y Competencias S.A. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torneos y Competencias S.A. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company is in default with respect to two bank loans and certain loans are past due. In addition, at December 31, 2004, the Company has a net working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Finsterbusch Pickenhayn Sibille(*)
Buenos Aires, Argentina
March 11, 2005
(*) Finsterbusch Pickenhayn Sibille is the Argentine member firm of KPMG International, a Swiss cooperative.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004		2003

	(In thousands of
	Argentine pesos)
ASSETS
Current Assets
Cash	A$	2,641	A$	2,224
Accounts receivable, net		19,007		15,116
Related party receivables (Note 6)		15,426		9,087
Programming rights, net		3,210		7,268
Advances to soccer clubs		1,180		2,216
Tax receivables		2,805		5,877
Building held for sale (Notes 6.d and 11.a)		2,940		—
Prepaid expenses and other current assets		3,466		2,375

Total current assets		50,675		44,163

Related party receivables (Note 6)		2,885		774
Programming rights, net		19,050		9,291
Advances to soccer clubs		2,421		4,660
Deferred income taxes (Note 9)		1,360		2,054
Investments in affiliates accounted for under the equity method (Note 4)		21,132		19,185
Property and equipment, net (Note 5)		15,690		15,914
Other assets		1,214		1,165
Assets associated with discontinued operations (Note 6.d)		—		5,909

TOTAL ASSETS	A$	114,427	A$	103,115

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	A$	28,532	A$	11,743
Related party liabilities (Note 6)		6,216		15,880
Debt (Note 7)
Related party debt		8,419		8,306
Third party debt		8,333		9,024
Taxes payable		6,588		5,331
Deferred income		6,906		16,133
Other liabilities		4,816		4,203

Total current liabilities		69,810		70,620

Investments in affiliates accounted for under the equity method (Note 4)		—		3,715
Other liabilities		2,076		3,476
Liabilities associated with discontinued operations (Note 6.d)		3,700		3,208

TOTAL LIABILITIES	A$	75,586	A$	81,019

Commitments and contingencies (Note 10)

Minority interest in subsidiaries		(31)		8

Stockholders’ equity:
Common stock, A$1 par value. 50,160,000 shares authorized, issued and outstanding		50,160		50,160
Additional paid-in capital		—		107,812
Accumulated other comprehensive losses, net of taxes		(6,768)		(6,717)
Legal reserve		—		1,597
Accumulated deficit		(4,520)		(130,764)

Total stockholders’ equity	A$	38,872	A$	22,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	A$	114,427	A$	103,115

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,

	2004		2003		2002

	(In thousands of Argentine pesos, except number of
	shares and per share amounts)
Revenue
Related party (Note 6)	A$	74,941	A$	76,977	A$	69,974
Third party		28,126		18,553		10,729
Operating costs and expenses
Operating (other than depreciation)
Related party (Note 6)		(814)		(1,676)		(1,253)
Third party		(58,948)		(44,970)		(36,490)
Selling, general and administrative
Related party (Note 6)		(70)		(143)		(400)
Third party		(25,565)		(23,360)		(20,003)
Provision for doubtful accounts and other receivables		(3,798)		(709)		(7,293)
Depreciation		(1,404)		(1,424)		(1,719)
Impairment of goodwill (Note 2)		—		—		(95,663)

Operating income (loss)		12,468		23,248		(82,118)
Share of earnings (losses) from equity affiliates (Note 4)		12,901		9,427		(10,589)
Interest expense		(7,215)		(10,042)		(18,321)
Foreign currency transaction gains (losses)		4,167		5,365		(9,236)
Other income (expenses), net		(709)		459		(2,082)

Income (loss) from continuing operations before income tax and minority interest		21,612		28,457		(122,346)
Income tax expense (Note 9)		(5,027)		(7,886)		(1,698)
Minority interest in losses (earnings) of subsidiaries		11		(16)		116

Income (loss) from continuing operations		16,596		20,555		(123,928)
Discontinued operations, net of tax (including gain on disposal of A$239 during 2004 and impairment of goodwill of A$6,074 during 2002) (Note 6.d)		239		(604)		(9,658)

Net income (loss)	A$	16,835	A$	19,951	A$	(133,586)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment		(51)		1,136		(6,222)

Comprehensive income (loss)	A$	16,784	A$	21,087	A$	(139,808)

Income (loss) per share from continuing operations		0.33		0.41		(2.47)
Income (loss) per share from discontinued operations		0.01		(0.01)		(0.19)

Net income (loss) per share		0.34		0.40		(2.66)

Weighted average number of common shares outstanding		50,160,000		50,160,000		50,160,000

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						other
			Additional			comprehensive					Total
	Common		paid-in			losses,	Legal		Accumulated		stockholders’
	stock		capital			net of taxes	reserve		deficit		equity

	(In thousands of Argentine pesos)
Balance as of January 1, 2002	A$	50,160	A$	107,812	A$	(1,631)	A$	1,597	A$	(17,129)	A$	140,809
Foreign currency translation adjustment		—		—		(6,222)		—		—		(6,222)
Net loss		—		—		—		—		(133,586)		(133,586)

Balance as of December 31, 2002		50,160		107,812		(7,853)		1,597		(150,715)		1,001
Foreign currency translation adjustment		—		—		1,136		—		—		1,136
Net income		—		—		—		—		19,951		19,951

Balance as of December 31, 2003		50,160		107,812		(6,717)		1,597		(130,764)		22,088
Foreign currency translation adjustment		—		—		(51)		—		—		(51)
Absorption of accumulated deficit as required under Argentine law (Note 8)		—		(107,812)		—		(1,597)		109,409		—
Net income		—		—		—		—		16,835		16,835

Balance as of December 31, 2004	A$	50,160	A$	—	A$	(6,768)	A$	—	A$	(4,520)	A$	38,872

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004		2003		2002

	(In thousands of Argentine pesos)
Cash flows from operating activities:
Income (loss) from continuing operations	A$	16,596	A$	20,555	A$	(123,928)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for doubtful accounts and other receivables		3,798		709		7,293
Depreciation		1,404		1,424		1,719
Share of (earnings) losses from equity affiliates		(12,901)		(9,427)		10,589
Impairment of goodwill		—		—		95,663
Minority interest in losses (earnings) of subsidiaries		(11)		16		(116)
Deferred tax expense		694		4,170		1,698
Changes in operating assets and liabilities, net of the effect of dispositions:
Receivables, programming rights and others		(17,098)		13,847		3,775
Payable and other current liabilities		2,194		(24,639)		30,019

Net cash provided by (used in) operating activities		(5,324)		6,655		26,712

Cash flows from investing activities:
Capital expenditures		(1,430)		(1,162)		—
Cash distribution from equity affiliates		7,500		—		2,718
Proceeds from the sale of property and equipment		250		—		732

Net cash provided by (used in) investing activities		6,320		(1,162)		3,450

Cash flows from financing activities:
Debt proceeds		4,338		1,213		10,537
Repayment of debt		(4,917)		(5,063)		(43,649)

Net cash used in financing activities		(579)		(3,850)		(33,112)

Net cash provided by (used in) discontinued operations		—		(26)		172

Net increase (decrease) in cash		417		1,617		(2,778)
Cash at beginning of year		2,224		607		3,385

Cash at end of year	A$	2,641	A$	2,224	A$	607

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
December 31, 2004, 2003 and 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Argentine pesos, except as otherwise mentioned)

1.	Description of business, liquidity and basis of presentation
     Description of business
Torneos y Competencias S.A. (“TyC” or the “Company”) is an independent producer of Argentine sports and entertainment programming that, through various affiliates, operates a sports programming cable channel; commercializes rights to televise sporting events via cable, satellite and broadcast television; and manages two sports magazines and several thematic soccer bars. TyC’s emphasis is on soccer, and it has an exclusive agreement (except for certain cable broadcast rights held by an affiliate) with the Asociación de Fútbol Argentino, or “AFA”, to produce and distribute programs related to matches between clubs in the Argentine professional soccer leagues. This agreement expires in 2010 unless extended to 2014 at TyC’s request. TyC produces or co-produces, with its three television studios and the production facilities of its production partners, a number of soccer-based programs, such as Fútbol de Primera, El clásico del Domingo and Fútbol de Verano.
TyC has interests in two magazines: El Grafico, which covers Argentine and international sports, with special emphasis on soccer; and Golf Digest, the Argentine and Chilean editions of the American golf magazine.
TyC also has the rights to broadcast friendly summer season tournaments in different Argentine cities through 2007.
The Company’s principal shareholders are:

Ownership
Shareholders	percentage

ACH Acquisitions Co.	20%
Telefónica de Contenidos S.A. Unipersonal	20%
A y N Argentina LLC	20%
Liberty Argentina, Inc, a subsidiary of Liberty Media International, Inc (“LMI”)	40%
TyC’s 50% — owned affiliate, Televisión Satelital Codificada S.A., or “TSC” holds the commercial rights in Argentina, with certain exceptions, to televise selected official soccer matches of AFA’s Premier Ligue. TSC sells the rights to televise specific matches to cable operators, to an over-the-air broadcast television channel in and around Buenos Aires and, in certain cases, exclusively to the TyC Sports Channel.
Another 50% — owned affiliate of TyC, TELE-RED Imagen S.A., or “TRISA” owns the TyC Sports Channel, the first dedicated sports cable channel in Argentina, which packages soccer programming co produced by Torneos and other sporting events to which TRISA holds commercial rights. TRISA also holds commercial rights to produce and distribute certain motor car racing, basketball and boxing events.
T&T Sports Marketing Inc. (“T&T”), a 50% — owned affiliate of the Company, has entered into agreements with the “Confederación Sudamericana de Fútbol (“Conmebol”) for the acquisition of the “Copa Libertadores” and “Copa Sudamericana” broadcasting rights up to 2010. See Notes 4 and 6.
     Liquidity
The Company is in default with respect to two bank loans. In addition, the Company’s loans from LMI are past due. Principal and interest under these bank and LMI loans of A$13,346 and A$4,088, respectively, have been classified as current liabilities at December 31, 2004. See Note 7. In addition, at December 31, 2004, current liabilities exceed current assets by A$19,135. The Company plans to renegotiate these loans to extend the repayment terms. Although the Company expects that it will be able to successfully renegotiate the bank loans that are in default and the past due loans from LMI, no assurance can be given that the Company will be

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
successful. In the event that the Company’s efforts in this regard are not successful, the Company’s ability to continue as a going concern could be adversely affected in that the Company may not have sufficient funds available to meet its current liabilities as they become due and payable, particularly if payment is demanded under the aforementioned bank or LMI loans.
     Basis of presentation
The accompanying consolidated financial statements include the accounts of TyC and all voting interest entities where TyC exercises a controlling interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which TyC is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. TyC management concluded that the Company holds no interest in entities that meet the definition of variable interest entities pursuant to Financial Accounting Standards Board Interpretation No. 46(R).
TyC’s operating subsidiaries and TyC’s most significant equity affiliates as of December 31, 2004 are set forth below:

Operating subsidiaries as of December 31, 2004
Avilacab S.A. (“Avilacab”)
South American Sports S.A. (“SAS”)
TyC Minor S.A. (“TyC Minor”)

Significant equity affiliates as of December 31, 2004
TSC
TRISA
T&T
For additional information concerning TyC’s equity affiliates, see Note 4.
In the following notes, references to the Company refer to TyC and its consolidated subsidiaries.

2.	Summary of significant accounting policies
The Company maintains its books of account in conformity with financial accounting standards of the City of Buenos Aires, Argentina. The accompanying consolidated statements have been prepared in a manner and reflect certain adjustments which are necessary to conform to accounting principles generally accepted in the United States of America (“US GAAP”).
     Use of estimates
The preparation of these consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values and useful lives of long-lived assets and any related impairment. Actual results could differ from those estimates.
The Company does not control the decision making process or business management practices of TyC’s equity affiliates. Accordingly, the Company relies on management of these affiliates and their independent auditors to provide us with accurate financial information prepared in accordance with US GAAP that we use in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by TyC’s equity affiliates that would have a material effect on Company’s financial statements. For information concerning TyC’s equity method investments, see Note 4.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Inflation adjustment
Argentine generally accepted accounting principles require the restatement of assets and liabilities into constant Argentine pesos.
Under US GAAP, account balances and transactions are stated in the units of currency of the period when the transactions originated. This accounting model is commonly known as the historical cost basis of accounting. The Company has excluded the effect of the general price level restatement for the preparation of these financial statements in accordance with US GAAP.
     Accounts receivable, net
Accounts receivable are reflected net of an allowance for doubtful accounts. Such allowance amounted to A$6,810 and A$4,521 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. A number of factors are used in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or collection of the account is no longer being pursued.
The Company has five clients whose balances aggregate approximately 40% and 79% of the total balances of accounts receivable, net, as of December 31, 2004 and 2003, respectively, and approximately 75%, 80% and 87% of the revenue for the years ended December 31, 2004, 2003 and 2002, respectively.
     Programming rights, net
The Company and certain equity investees have multi-year contracts for telecast rights of sporting events and rights to the image and sound archives related to all of the country’s national soccer teams. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred when the programs or sporting events are available for telecast. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season or period are amortized over the term of such period on a straight-line basis.
Non-current programming rights represent telecast and production rights of sporting events available for telecast beyond one year from the balance sheet date.
     Investments in affiliates accounted for under the equity method
Investments in affiliates in which TyC has the ability to exercise significant influence are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize TyC’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of TyC’s investment in, and advances and commitments to, the investee. If the investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, TyC would continue to record losses from the affiliate to the extent of its commitments to the affiliate and would include the negative investment in other liabilities.
     Impairment of investments
The Company continually reviews its investments in affiliates to determine whether a decline in fair value below the cost basis is other than non-temporary. The primary factors that the Company considers in its determination are the length of time that the fair value of the investment is below Company’s carrying value and the financial condition, operating performance and near term prospects of the investee, industry specific or investee specific changes in stock price or valuation subsequent to the balance sheet date, and Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in fair value. In

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for equity method investments are included in Share of earning (losses) from equity affiliates, and a new cost basis in the investment is established.
     Property and equipment, net
Property and equipment is recorded at cost, net of the respective accumulated depreciation.
Depreciation has been calculated on the straight-line method over the assets’ estimated useful lives as follows:

Estimated useful
life (years)

Buildings	50
Furniture and fixtures	10
Technical equipment, vehicles and TV studio	5
Computer hardware	2 to 3
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operation expenses.
Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) requires the Company to periodically review the carrying amount of property and equipment, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the assets is greater than the expected undiscounted cash flow to be generated by such assets, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of the carrying amount or fair value less costs to sell.
     Building held for sale
Represents a building received in connection with the transaction related to the sale of Red Celeste y Blanca S.A. (“La Red”), which is available for sale. It is recorded at its fair value at the date of the disposition of La Red, which does not exceed its fair value as of December 31, 2004. See Note 6.d.
     Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, in acquisitions of equity interests in subsidiaries and affiliates.
     Impairment of Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, “indefinite lived intangible assets”) no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Equity method goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement 144.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units.
The Company determined the fair value of its reporting units using discounted cash flows. The Company then compared the fair value of each reporting unit to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which were measured as of the date of adoption. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on this analysis, the Company recorded an impairment loss of A$101,737 for the year ended December 31, 2002 to write-off all of its then existing goodwill, including A$6,074 related to La Red that has been included in Discontinued operations, net of tax in the accompanying consolidated financial statements. Since this analysis used projections made during the time of unfavorable economic events in Argentina in early 2002, the adjustment was recognized as a component of operating costs and expenses and not as a transition adjustment.
As noted above, the Company’s enterprise-level goodwill is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. The following table summarizes the allocation of the impairment loss recorded for the year ended December 31, 2002, corresponding to continuing operations.

Entity	Impairment loss

SAS	A$	7,132
Sobre Golf S.A.		420
TSC		50,317
TRISA and Tele Net Image Corp.		37,794

Total enterprise-level goodwill	A$	95,663

Income Taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax based assets and liabilities and are measured using the enacted tax rates.
Net deferred tax assets are reduced by a valuation allowance calculated based on the estimation of future results prepared by the Company’s management. Deferred tax liabilities related to investments in equity investees that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. See Note 9.

Minority interest
Recognition of the minority interest’s share of losses of subsidiaries is generally limited to the amount of such minority interest’s allocable portion of the common equity of those subsidiaries.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation
The functional currency of the Company is the Argentine Peso. The functional currency of the Company’s foreign equity affiliate T&T is the United States dollar. The Company’s share of the assets and liabilities of T&T is translated at the spot rate in effect at the applicable reporting date and the Company’s share of the results of operations of T&T is determined based on results translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of Accumulated other comprehensive losses, net of taxes, in the Company’s statements of stockholders’ equity.
Transactions denominated in currencies other than the Company’s functional currency are recorded at the exchange rates prevailing at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statements of operations.

Revenue recognition
The Company’s principal sources of revenue are:
Broadcasting Program rights: Broadcast program rights revenue are recognized when the matches are broadcasted.
Sport TV programs production: Revenue from sports TV programs production services are recognized when the services are rendered.
Others: Other revenue includes, among others, advertising and sports event organization. Advertising revenue, including the stadium based advertising, are recognized in the period during which underlying advertisements are broadcast. Sports events organization revenue are recognized when services are rendered.
Deferred income: corresponds to revenue collected by TyC in advance, whose recognition is deferred until matches or related advertising are available for telecast.

Earnings per share
The Company computes net income (loss) per share by dividing net income (loss) for the year by the weighted average number of common shares outstanding. There were no potential common shares outstanding during any of the periods presented.

3.	Supplemental consolidated statements of cash flows disclosures

a) Income tax, minimum presumed income tax and interests
During the years ended December 31, 2004, 2003 and 2002, the Company paid A$4,352, A$3,716 and A$0 for income tax and minimum presumed income tax, respectively. Additionally, during the years ended December 31, 2004, 2003 and 2002 the Company paid A$732, A$498 and A$13,891, respectively, in interest related to operating activities.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b) Noncash investing and financing activities
The Company sold all of its interest in La Red to Avila Inversora S.A. (“AISA”) and Carlos Avila Enterprise S.A. (“CAE”) (related companies, see Note 6) for consideration of A$6,640. In conjunction with the sale, receivables were originated and a building was received as follows:

Related party receivable	A$	3,700	(1)
Building		2,940	(2)

	A$	6,640

(1)	The accounts receivable will be settled by AISA by effectively assuming the obligation to repay up to A$3,700 of principal and interest of a financial debt payable by TyC, currently in default. See Notes 6.d and 7. If as a result of the renegotiation of the loan in default, TyC pays an amount lower than A$3.7 million, the difference will be settled by AISA through the provision of advertising by América T.V. S.A. (“América TV”), a related company of the purchasers.

(2)	Fair value was determined based on an option held by TyC to return the building to CAE for an amount of US$1 million as per the related sales agreement signed between the parties. See note 6.d.

4.	Investments in affiliates accounted for under the equity method
The following table includes TyC’s carrying value and percentage ownership of its investments in affiliates:

	December 31, 2004			December 31, 2003

	Percentage	Carrying		Carrying
	ownership	amount		amount

TSC	50%	A$	10,062	A$	7,196
TRISA	50%		9,162		11,983
T&T	50%		1,902		(3,715	)(1)
Others	—		6		6

Total		A$	21,132	A$	15,470

(1)	As the Company’s investment in T&T was negative as of December 31, 2003, it has been classified in Non-current liabilities-Investments in affiliates accounted for under the equity method because the Company is ready to provide financial support, as may be necessary, to allow T&T to continue operating as going concern.
The following table reflects TyC’s share of earnings (losses) from equity affiliates:

	Year Ended December 31,

	2004		2003		2002

TSC	A$	2,868	A$	3,502	A$	(193)
TRISA		4,678		8,539		(10,084)
T&T		5,668		4,055		2,492
Sale of Pro Entertainment S.A.(1)		—		(5,706)		—
Others		(313)		(963)		(2,804)

Total	A$	12,901	A$	9,427	A$	(10,589)

(1)	Relates to TyC forgiveness in 2003 of an accounts receivable maintained with Pro Entertainment S.A., as a result of the sale of such company by T&T in fiscal year 2002.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended December, 31, 2004, 2003 and 2002, the Company’s share of earnings (losses) from equity affiliates includes losses related to other-than-temporary declines in the fair value of equity method investments of A$0, A$0 and A$2,493, respectively.
During the years ended December 31, 2004, 2003 and 2002, TRISA distributed cash dividends, of which the Company collected A$7,500, A$0 and A$2,718, respectively.

TSC
Summarized financial information for TSC follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	50,111	A$	45,716
Non-current assets		10,487		8,661

Total assets	A$	60,598	A$	54,377

Current portion of long term debt	A$	11,500	A$	5,728
Other current liabilities(2)		24,863		30,905
Non current liabilities		4,111		3,352
Stockholders’ equity		20,124		14,392

Total liabilities and stockholders’ equity	A$	60,598	A$	54,377

(1)	Includes outstanding amounts receivable from Cablevisión S.A. (“Cablevisión”), a related party, of A$2,497 and A$2,497 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to TyC of A$3,893 and A$5,466 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	127,023	A$	128,762	A$	117,833
Operating, selling, general and administrative expense(2)		(118,149)		(113,599)		(104,423)

Operating income		8,874		15,163		13,410
Interest expense		(2,459)		(4,638)		(14,773)
Interest income		56		984		680
Foreign exchange gain (loss)		35		(671)		2,370
Other, net		(123)		91		(1,701)
Income tax expense		(647)		(3,925)		(372)

Net income (loss)	A$	5,736	A$	7,004	A$	(386)

(1)	Includes revenue from Cablevisión, a related party, for an amount of A$39,172, A$39,899 and A$29,052 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$10,468, A$10,205 and A$8,456 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TRISA
Summarized financial information for TRISA follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	68,196	A$	80,357
Property and equipment, net		11,813		9,812
Investments		853		794
Other non-current assets		28,621		17,827

Total assets	A$	109,483	A$	108,790

Current portion of long term debt	A$	4,348	A$	4,272
Other current liabilities(2)		43,721		43,384
Non-current debt		25,986		29,808
Other non-current liabilities		17,105		7,359
Stockholders’ equity		18,323		23,967

Total liabilities and stockholders’ equity	A$	109,483	A$	108,790

(1)	Includes outstanding amounts receivable from Cablevisión, a related party, of A$3,136 and A$3,036 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to TyC of A$3,202 and A$2,173 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	125,011	A$	109,598	A$	98,041
Operating, selling, general and administrative expenses(2)		(115,732)		(97,707)		(81,911)

Operating income		9,279		11,891		16,130
Interest expense		(5,490)		(3,451)		(2,291)
Interest income		2,367		4,487		4,379
Foreign exchange gain (loss)		(636)		5,379		(31,575)
Share of earnings (losses) from equity affiliates		61		(356)		(1,462)
Other, net		926		509		4,234
Income tax benefit (expense)		2,849		(1,381)		(9,583)

Net income (loss)	A$	9,356	A$	17,078	A$	(20,168)

(1)	Includes revenues from Cablevisión, a related party, for an amount of A$32,938, A$34,126 and A$25,902 and from TyC for an amount of A$532, A$184 and A$149 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$14,272, A$10,119 and A$5,713 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T&T
In December 2004, the Company sold its ownership interest (50%) in T&T to an unrelated third party for cash proceeds of US$270 thousand. In connection with this sale, the Company retained a call right to repurchase the 50% interest in T&T for a price of US$285 thousand during the one-year period ended December 29, 2005. Due to the Company’s unilateral ability to repurchase this interest and the favorable call price relative to the fair value of the interest, the Company did not meet the criteria for treating this transaction as a sale, and accordingly, has recorded the cash received as a current liability in the accompanying balance sheet as of December 31, 2004.
Summarized financial information for T&T follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	10,441	A$	11,987
Non-current assets		60		1,411

Total assets	A$	10,501	A$	13,398

Current portion of long term debt	A$	—		288
Other current liabilities(2)		6,697		19,806
Non-current liabilities		—		735
Stockholders’ equity		3,804		(7,431)

Total liabilities and stockholders’ equity	A$	10,501	A$	13,398

(1)	Includes outstanding amounts receivable from Fox Sports Latin America S.A. (“Fox Sports”), a related party, of A$0 and A$374 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to Fox Sports, a related party, of A$3,675 and A$5,438 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	117,713	A$	110,962	A$	127,827
Operating, selling, general and administrative expenses(2)		(106,351)		(103,556)		(126,113)

Operating income	A$	11,362	A$	7,406	A$	1,714
Share of earnings from equity affiliates		—		—		3,312
Other, net		(26)		705		(42)

Net income	A$	11,336	A$	8,111	A$	4,984

(1)	Includes revenues from Fox Sports, a related party, for an amount of A$93,933, A$85,689 and A$115,254 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$9,239, A$2,938 and A$3,227, for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Property and Equipment
The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,

	2004		2003

Buildings	A$	14,544	A$	14,794
Furniture and fixtures		7,267		5,311
Technical equipment, vehicles and TV studio		7,339		6,109
Computer hardware		1,367		1,429

Total property and equipment		30,517		27,643
Less: Accumulated depreciation		(14,827)		(11,729)

Net property and equipment	A$	15,690	A$	15,914

Loans amounting to A$2,856 are secured by certain of the Company’s premises. See Note 7.
6.     Related Party Transactions

(a) Company’s affiliated entities:
Detailed information about Company’s affiliated entities is provided in Note 4.

(b) Balances and transactions with related parties
Entities in which TyC has significant influence: TSC, TRISA, T&T and Theme Bar Management S.A.
Companies with common shareholders or directors: Cablevisión, Pramer S.C.A. and the following companies pertaining to the Fox Group: Fox Pan American Sports LLC, Fox Sports, International Sports Programming LLC and Fox Sports International Distribution Ltd. (hereinafter referred to individually or together as “FPAS”).
Companies with equity interests in TyC, either direct or indirect: LMI.
Companies where TyC’s chairman has an equity interest, either direct or indirect: CAE, AISA and América TV.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company entered into transactions in the normal course of business with related parties. The following is a summary of the balances and transactions with related parties:

	December 31,

	2004			2003

Receivables — Current:
América TV	A$	1,458		A$	1,091
TRISA		3,202			2,173
TSC		3,893			5,466
FPAS		5,047			—
AISA		1,550	(1)		357
Others		276			—

	A$	15,426		A$	9,087

Receivables — Non Current:
América TV	A$	735		A$	774
AISA		2,150	(1)		—

	A$	2,885		A$	774

Payables — Current:
América TV	A$	1,297		A$	312
FPAS		4,207			14,921
Others		712			647

	A$	6,216		A$	15,880

(1)	Accounts receivable related to the sale of La Red — See item (d) below in this note.
See Note 7 regarding Related Party Loans.

		Year ended December 31,

Revenue	Transaction description	2004		2003		2002

TRISA	Advertising, Production, Rights and Others	A$	14,272		10,119		5,713
TSC	Production and Rights		10,468		10,205		8,456
T&T	Production and Rights		9,239		2,938		3,227
América TV	Production		1		855		343
FPAS	Advertising, Production, Rights and Others		40,918		52,679		51,783
Others			43		181		452

		A$	74,941	A$	76,977	A$	69,974

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Year ended December 31,

Services received	Transaction Description	2004		2003		2002

Operating (other than depreciation) expenses
América TV		A$	(282)		(1,477)		(849)
TRISA	Production and rights		(532)		(184)		(149)
Pramer S.C.A.	Production		—		(15)		(255)

	Total operating (other than depreciation) expenses	A$	(814)		(1,676)		(1,253)

Selling, general and administrative expenses
CAE	Other	A$	(39)		(100)		(296)
Others	Rights and others		(31)		(43)		(104)

	Total selling, general and administrative expenses	A$	(70)	A$	(143)	A$	(400)

The Company believes that the transactions discussed above were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties.

(c)	Agreement with FPAS
In April 2003, TyC agreed with FPAS to forgive four monthly payments that were due from April to July 2004 pursuant to a contract that expired in July 2004. TyC has recognized the forgiven payments as a reduction of revenue from the date of the agreement through July 2004 on a straight-line basis.

(d)	Discontinued operations — Sale of La Red
On January 7, 2004, TyC sold its interest in La Red to CAE and AISA.
As stated in the sales agreement, the sales price was A$8.7 million, comprised of: a) A$5.0 million through the transfer of a building (see Building held for sale — Note 2), and b) A$3.7 million, which will be paid by AISA through the assumption of a financial debt held by TyC, currently in default (see Note 7). As provided in such agreement, if as a result of the renegotiation of the loan in default, TyC pays an amount lower than A$3.7 million, the difference will be settled by AISA through the provision of advertising by América T.V., a related company of the purchasers, as determined based on fair market value. As collateral for payment, all transferred shares were pledged in favor of the seller.
Additionally, as per the agreement, TyC had the option to return the building to CAE for consideration of US$1 million, equivalent to A$2,940 as of the date of the transaction, in the event that during the one-year period ending January 7, 2005, TyC was not able to sell such building. TyC considered this amount to be the fair value of the building as of the date of the transaction.
The difference between the book value of the Company’s equity interest in La Red as of the date of disposition and the fair value of the total consideration received amounts to A$3,939. The Company considered the earnings process was not substantially complete with respect to the uncollected A$3.7 million related party receivable. Consequently, the Company recognized a gain of A$239, which is included in Discontinued operations, net of tax; and deferred a gain of A$3,700, which is included in Liabilities associated with discontinued operations, in the accompanying consolidated balance sheet as of December 31, 2004.
As mentioned in Note 11, in January 2005, the building was sold for cash consideration of A$6.0 million.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of this transaction, the Company has disposed of its entire radio broadcasting business. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of La Red have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operation and statements of cash flows and have been reported separately in such consolidated financial statements. In addition, unless specifically noted, amounts disclosed in the notes to the accompanying consolidated financial statements are for continuing operations.
The following table summarizes certain information related to discontinued operations:

	December 31, 2003

Current assets	A$	4,357
Non-current assets		1,552

Total assets	A$	5,909

Current liabilities	A$	2,790
Non-current liabilities		418

Total liabilities	A$	3,208

Stockholders’ equity	A$	2,701

	Year ended
	December 31,

	2003		2002

Revenue	A$	5,672	A$	3,820
Pre-tax loss (including impairment of goodwill of A$6,074 in 2002)	A$	(253)	A$	(9,658)
Loss from discontinued operations, net of tax	A$	(604)	A$	(9,658)

7.	Debt
The Company’s debt as of December 31, 2004 and 2003 is summarized below:

	2004		2003

Bank loans	A$	8,333	A$	9,024
Related Party		8,419		8,306

Total	A$	16,752	A$	17,330

Bank Loans:
The bank debt is denominated in Argentine pesos with interest rates ranging from 9% to 11% and maturities as follows:

Past due	A$	4,927
2005	A$	3,406

Total debt	A$	8,333	(1)

(1)	Includes A$2,635 for which one of the purchasers of La Red has effectively assumed the obligation to repay up to A$3,700 of principal and interest. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total amount of loans denominated in Argentine pesos at December 31, 2004 includes A$4,927 corresponding to loans that are in default and are being renegotiated. Such loans are classified as current liabilities.
Loans amounting to A$2,856 are secured by certain of the Company’s premises.
     Related Party Loans:
Represents loans primarily from LMI. The loans from LMI, which bear interest at 9% and are denominated in US dollars, are past due. Such loans are classified as current liabilities.
TyC believes that the carrying amount of debt approximates fair value at December 31, 2004, with the exception of related party loans and bank loans in default, for which TyC considers that it is not practical to estimate fair value.

8.	Stockholders’ equity
The Company is subject to certain restrictions on the distribution of profits. Under the Argentine Commercial Law, a minimum of 5% of net income for the year calculated in accordance with Argentine GAAP must be appropriated by resolution of the shareholders to a legal reserve until such reserve reaches 20% of the outstanding capital (common stock plus inflation adjustment of common stock accounts, and additional Paid-in Capital). This legal reserve may be used only to absorb accumulated deficits.
Additionally, under Argentine Commercial Law, in the event that accumulated deficit is higher than 50% of common stock, plus 100% of additional paid-in-capital and legal reserve, the Company is required to absorb the related accumulated deficit against such equity accounts. Consequently on July 8, 2004, TyC stockholders approved the absorption of accumulated deficit in the amount of A$109,409, by offsetting such balance against additional paid-in-capital and legal reserve outstanding as of that date.

9.	Income tax
Income tax expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Year ended December 31,

	2004		2003		2002

Current tax expense	A$	(4,231)	A$	(3,611)	A$	—
Deferred tax expense		(694)		(4,170)		(1,698)

Sub-total		(4,925)		(7,781)		(1,698)
Minimum presumed income tax		(102)		(105)		—

Income tax expense	A$	(5,027)	A$	(7,886)	A$	(1,698)

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of the Company’s deferred tax assets and liabilities are presented below:

	December 31,

	2004		2003

Allowance for doubtful accounts	A$	2,506	A$	1,467
Directors’ fees		—		660
Accumulated tax losses		499		567
Accumulated tax losses from the sale of controlled subsidiaries		5,754		—
Items accrued not yet deducted		597		884
Deferred income		—		1,202
Programming rights		(2,133)		(1,623)
Unpaid interest on foreign loans from related parties		1,290		—
Others		48		91

Sub-total		8,561		3,248
Less: Valuation allowance on deferred tax asset		(7,201)		(1,194)

Net deferred tax asset at tax rate (35%)	A$	1,360	A$	2,054

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differ from the amounts computed by applying the Company’s statutory income tax rate to pre-tax income (loss) as a result of the following:

	2004		2003		2002

Income (loss) before taxes and discontinued operations	A$	21,623	A$	28,441	A$	(122,230)
Prevailing tax rate		35%		35%		35%

Expected tax benefit (expense) from continuing operations		(7,568)		(9,954)		42,781
Impairment of intangible assets		—		—		(33,482)
Increase in accumulated tax losses from the sale of controlled subsidiaries		5,754		—		—
Imputed interest		—		(246)		(1,075)
Directors’ fees		—		—		(1,268)
Share of earnings (losses) from equity affiliates		4,515		3,299		(3,706)
Non-recoverable receivables		(236)		(363)		(1,824)
Non-deductible expenses		(1,485)		(467)		(2,747)
Change in valuation allowance on deferred tax assets		(6,007)		(155)		(377)

Income tax expense from continuing operations	A$	(5,027)	A$	(7,886)	A$	(1,698)

As of December 31, 2004, the Company has accumulated tax loss carryforwards of A$17.9 million (equivalent to A$6.3 million at prevailing tax rate), which expire through year 2009.
The Company is subject to a minimum presumed income tax. This tax is supplementary to income tax. The tax is calculated by applying the effective tax rate of 1% on certain production assets valued according to the tax regulations in effect as of the end of each year. The Company’s tax liabilities will be the higher of income tax or minimum presumed income tax. However, if the minimum presumed income tax exceeds income tax during any fiscal year, such excess may be computed as a prepayment of any income tax excess over the

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum presumed income tax that may arise in the next ten fiscal years. Each of TyC and its controlled companies file separate tax returns. The minimum presumed income tax charge for the years ended December 31, 2004 and 2003 correspond to controlled companies that generate tax losses.

10.	Commitments and contingencies

(a) Long-term Rights Contracts
The Company has long-term rights contracts which require payments through 2010. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 2004:
     Year ending December 31:

2005	A$	8,625
2006	A$	16,755
2007	A$	5,589
2008	A$	1,589
2009	A$	1,589
Thereafter	A$	723
Additionally, TyC has long-term rights contracts which require, for the period from 2007 to 2014, payments of 50% of the revenue derived form the related rights.

(b) Litigation
The Company has contingent liabilities related to legal and other matters arising in the ordinary course of business. A liability of A$2,664 has been included in the Company’s consolidated balance sheet as of December 31, 2004 to provide for probable and estimable potential losses under these claims.
In addition, the Company is subject to other claims and legal actions that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management based upon the information available at this time and consultation with external legal counsel, that the expected outcome of these other claims and legal actions, individually or in the aggregate, will not have a material effect on the Company’s financial position or results of operations. Accordingly, no additional liabilities have been established for the outcome of these matters.

11.	Subsequent Events

(a) Sale of building held for sale
On January 6, 2005 the Company sold to a third party the building held for sale included in current assets in the accompanying consolidated financial statements, for cash consideration of A$6 million.

(b) Agreement with FPAS
The Company’s contracts with FPAS for the provision of production of content, advertising sales and operating and administrative service to the signal Fox Sports expired on December 31, 2004. On January 1,

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company signed new service agreements with FPAS that expire in December 2010. The annual payments due to the Company under these contracts are as follows:
     Amounts in thousands of US$

	2004	2005

Administrative services	658	658
Production of content	4,344	5,544
Advertising commission (range)	From 17.5% to 20%	From 17.5% to 20%
Regarding production of content, the amount of the payments increases to US$5,844 thousand and US$6,244 thousand for years 2006 and 2007, respectively, and to US$6,744 thousand for years 2008 to 2010.
The value of administrative services will not change throughout the period from 2005 to 2010.
In the case of certain changes in the direct or indirect TyC ownership, FPAS has the right to terminate any or all service agreements by delivering written notice 60 days prior to such termination.
On January 1, 2005 the Company also extended from 2007 to 2010 the revenue agreements related to Clásico del Domingo and Futbol de Primera rights for América (except Argentina) and the Summer Soccer rights for América in the same terms and conditions prevailing in the former agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
UnitedGlobalCom, Inc.:
We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 7 to the 2003 consolidated financial statements, in their report dated April 12, 2002 (except with respect to the matter discussed in Note 23 to those consolidated financial statements, as to which the date was May 14, 2002). Such report included an explanatory paragraph indicating substantial doubt about the Company’s ability to continue as a going concern.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets and in 2003, changed its method of accounting for gains and losses on the early extinguishments of debt.
As discussed above, the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP
Denver, Colorado
March 8, 2004

The following is a copy of the Report of Independent Public Accountants previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on June 6, 2002. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. This Audit Report has not been reissued by Arthur Andersen LLP. The information previously contained in Note 23 to those consolidated financial statements is provided in Note 4 to our 2003 consolidated financial statements. The information previously contained in Note 2 to those consolidated financial statements is not included in our 2003 consolidated financial statements.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To UnitedGlobalCom, Inc.:
We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation f/k/a New UnitedGlobalCom, Inc. — see Note 23) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen LLP
Denver, Colorado
April 12, 2002 (except with respect
to the matter discussed in Note 23,
as to which the date is May 14, 2002)

UNITEDGLOBALCOM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except par
	value and number
	of shares)
ASSETS
Current Assets
Cash and cash equivalents	$310,361	$410,185
Restricted cash	25,052	48,219
Marketable equity securities and other investments	208,459	45,854
Subscriber receivables, net of allowance for doubtful accounts of $51,109 and $71,485, respectively	140,075	136,796
Related party receivables	1,730	15,402
Other receivables	63,427	50,759
Deferred financing costs, net	2,730	62,996
Other current assets, net	76,812	95,340

Total Current Assets	828,646	865,551
Long-Term Assets
Property, plant and equipment, net	3,342,743	3,640,211
Goodwill	2,519,831	1,250,333
Intangible assets, net	252,236	13,776
Other assets, net	156,215	161,723

Total Assets	$7,099,671	$5,931,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Not subject to compromise:
Accounts payable	$224,092	$190,710
Accounts payable, related party	1,448	1,704
Accrued liabilities	405,546	328,927
Subscriber prepayments and deposits	141,108	127,553
Short-term debt	—	205,145
Notes payable, related party	102,728	102,728
Current portion of long-term debt	310,804	3,366,235
Other current liabilities	82,149	16,448

Total Current Liabilities not Subject to Compromise	1,267,875	4,339,450

Subject to compromise:
Accounts payable and accrued liabilities	14,445	271,250
Short-term debt	5,099	—
Current portion of long-term debt	317,372	2,812,988

Total Current Liabilities Subject to Compromise	336,916	3,084,238

Long-Term Liabilities
Not subject to compromise:
Long-term debt	3,615,902	472,671
Net negative investment in deconsolidated subsidiaries	—	644,471
Deferred taxes	124,232	107,596
Other long-term liabilities	259,493	165,896

Total Long-Term Liabilities not Subject to Compromise	3,999,627	1,390,634

Guarantees, commitments and contingencies (Note 13)
Minority interests in subsidiaries	22,761	1,402,146

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 287,350,970 and 110,392,692 shares issued, respectively	2,873	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	5,852,896	3,683,644
Deferred compensation	—	(28,473)
Treasury stock, at cost	(70,495)	(34,162)
Accumulated deficit	(3,372,737)	(6,797,762)
Accumulated other comprehensive income (loss)	(943,165)	(1,112,345)

Total Stockholders’ Equity (Deficit)	1,472,492	(4,284,874)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,099,671	$5,931,594

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations
Revenue	$1,891,530	$1,515,021	$1,561,894
Operating expense	(768,838)	(772,398)	(1,062,394)
Selling, general and administrative expense	(493,810)	(446,249)	(690,743)
Depreciation and amortization — Operating expense	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets — Operating expense	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other — Operating expense	(35,970)	(1,274)	(204,127)
Stock-based compensation — Selling, general and administrative expense	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest income, including related party income of $985, $2,722 and $35,336, respectively	13,054	38,315	104,696
Interest expense, including related party expense of $8,218, $24,805 and $58,834, respectively	(327,132)	(680,101)	(1,070,830)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Provision for loss on investments	—	(27,083)	(342,419)
Other (expense) income, net	(14,884)	(93,749)	76,907

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Reorganization expense, net	(32,009)	(75,243)	—
Income tax (expense) benefit, net	(50,344)	(201,182)	40,661
Minority interests in subsidiaries, net	183,182	(67,103)	496,515
Share in results of affiliates, net	294,464	(72,142)	(386,441)

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

Earnings per share (Note 20):
Basic net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.13)	0.18

Basic net income (loss) per share	$7.41	$(0.84)	$(41.29)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.12)	0.18

Diluted net income (loss) per share	$7.41	$(0.83)	$(41.29)

Statements of Comprehensive Income
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	61,440	(864,104)	11,157
Change in fair value of derivative assets	10,616	13,443	(24,059)
Change in unrealized gain on available-for-sale securities	97,318	4,029	37,526
Other	(194)	(77)	271

Comprehensive income (loss)	$2,164,548	$(1,203,163)	$(4,469,814)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Class C				Class A		Class B			Accumulated
	Common Stock		Common Stock		Common Stock		Additional		Treasury Stock		Treasury Stock			Other
							Paid-In	Deferred					Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

	(In thousands, except number of shares)
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	—	$—	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for subsidiary preference shares	2,155,905	21	—	—	—	—	6,082	—	—	—	—	—	1,423,102	—	1,429,205
Issuance of Class A common stock in connection with stock option plans	311,454	3	—	—	—	—	1,351	—	—	—	—	—	—	—	1,354
Issuance of Class A common stock in connection with 401(k) plan	58,272	1	—	—	—	—	258	—	—	—	—	—	—	—	259
Issuance of common stock by UGC Europe for debt and other liabilities	—	—	—	—	—	—	966,362	—	—	—	—	—	—	—	966,362
Equity transactions of subsidiaries	—	—	—	—	—	—	(129,904)	1,896	—	—	—	—	6,555	—	(121,453)
Amortization of deferred compensation	—	—	—	—	—	—	—	26,577	—	—	—	—	—	—	26,577
Receipt of common stock in satisfaction of executive loans	—	—	—	—	—	—	—	—	188,792	—	672,316	—	—	—	—
Issuance of Class A common stock in connection with the UGC Europe exchange offer	174,432,647	1,744	—	—	—	—	1,325,103	—	4,780,611	(36,333)	—	—	—	—	1,290,514
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,995,368	—	1,995,368
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	61,440	61,440
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	10,616	10,616
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	97,318	97,318
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(194)	(194)

December 31, 2003	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$—	12,373,643	$(70,495)	672,316	$—	$(3,372,737)	$(943,165)	$1,472,492

     Accumulated Other Comprehensive Income (Loss)

	December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(1,057,074)	$(1,118,514)
Fair value of derivative assets	—	(10,616)
Other	113,909	16,785

Total	$(943,165)	$(1,112,345)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B		Class C							Other
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Additional		Treasury Stock			Comprehensive
											Paid-In	Deferred			Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	—	$—	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(156)	—	—	—	(4,018)	—	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	—	(35,708)	923	—	—	59,104
Issuance of Class C common stock for financial assets	—	—	—	—	—	—	—	—	281,288,158	2,813	1,396,469	—	—	—	—	—	1,399,282
Issuance of Class A common stock in exchange for remaining interest in Old UGC	—	—	—	—	600,000	6	—	—	—	—	(6)	—	—	—	—	—	—
Issuance of Class A common stock in connection with 401(k) plan	—	—	—	—	121,813	1	—	—	—	—	340	—	—	—	—	—	341
Equity transactions of subsidiaries and other	—	—	—	—	—	—	—	—	—	—	(21,395)	12,794	—	—	—	—	(8,601)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	32,918	—	—	—	—	32,918
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	—	—	1,835,000	(5,101)	—	—	(5,101)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(356,454)	—	(356,454)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(864,104)	(864,104)
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,443	13,443
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,029	4,029
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77)	(77)

Balances, December 31, 2002	—	$—	—	$—	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B							Other
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional		Treasury Stock			Comprehensive
									Paid-In	Deferred			Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	—	—	—	—	194,806	2	(194,806)	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with stock option plans and 401(k) plan	—	—	—	—	76,504	1	—	—	386	—	—	—	—	—	387
Issuance of Class A common stock for cash	—	—	—	—	11,991,018	120	—	—	19,905	—	—	—	—	—	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	—	14,875	—	10,063	—	—	—	—	(1,873)	—	—	—	(49,875)	—	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	—	(14,875)	—	(10,063)	1,959,244	20	—	—	24,918	—	—	—	—	—	—
Equity transactions of subsidiaries and others	—	—	—	—	—	—	—	—	(29,122)	22,159	—	—	—	—	(6,963)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	(1,292)	20,792	—	—	—	—	19,500
Loans to related parties, collateralized with common shares and options	—	—	—	—	—	—	—	—	(6,571)	—	—	—	—	—	(6,571)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,494,709)	—	(4,494,709)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	11,157	11,157
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,059)	(24,059)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	37,526	37,526
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	523	523
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(252)	(252)

Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	38,024	28,228	8,818
Depreciation and amortization	808,663	730,001	1,147,176
Impairment of long-lived assets	402,239	437,427	1,525,069
Accretion of interest on senior notes and amortization of deferred financing costs	50,733	234,247	492,387
Unrealized foreign exchange (gains) losses, net	(84,258)	(745,169)	125,722
Loss on derivative securities	12,508	115,458	—
Gain on extinguishment of debt	(2,183,997)	(2,208,782)	3,447
(Gain) loss on sale of investments in affiliates and other assets, net	(279,442)	(117,262)	416,803
Provision for loss on investments	—	27,083	342,419
Reorganization expenses, net	32,009	75,243	—
Deferred tax provision	(18,161)	104,068	(43,167)
Minority interests in subsidiaries, net	(183,182)	67,103	(496,515)
Share in results of affiliates, net	(294,464)	72,142	386,441
Cumulative effect of change in accounting principle	—	1,344,722	(20,056)
Change in assets and liabilities:
Change in receivables, net	49,238	42,175	68,137
Change in other assets	(8,368)	4,628	2,489
Change in accounts payable, accrued liabilities and other	55,182	(148,466)	(135,604)

Net cash flows from operating activities	392,092	(293,608)	(671,143)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(1,000)	(117,221)	(1,691,751)
Proceeds from sale of short-term liquid investments	45,561	152,405	1,907,171
Restricted cash released (deposited), net	24,825	40,357	(74,996)
Investments in affiliates and other investments	(20,931)	(2,590)	(60,654)
Proceeds from sale of investments in affiliated companies	45,447	—	120,416
New acquisitions, net of cash acquired	(2,150)	(22,617)	(39,950)
Capital expenditures	(333,124)	(335,192)	(996,411)
Purchase of interest rate caps	(9,750)	—	—
Settlement of interest rate caps	(58,038)	—	—
Other	7,806	27,595	(45,192)

Net cash flows from investing activities	(301,354)	(257,263)	(881,367)

Cash Flows from Financing Activities
Issuance of common stock	1,354	200,006	24,054
Proceeds from notes payable to shareholder	—	102,728	—
Proceeds from short-term and long-term borrowings	23,161	42,742	1,673,981
Retirement of existing senior notes	—	(231,630)	(261,309)
Financing costs	(2,233)	(18,293)	(17,771)
Repayments of short-term and long-term borrowings	(233,506)	(90,331)	(766,950)
Other	—	—	(6,571)

Net cash flows from financing activities	(211,224)	5,222	645,434

Effects of Exchange Rates on Cash	20,662	35,694	(49,612)

Decrease in Cash and Cash Equivalents	(99,824)	(509,955)	(956,688)
Cash and Cash Equivalents, Beginning of Year	410,185	920,140	1,876,828

Cash and Cash Equivalents, End of Year	$310,361	$410,185	$920,140

Supplemental Cash Flow Disclosure
Cash paid for reorganization expenses	$27,084	$33,488	$—

Cash paid for interest	$185,591	$304,274	$519,221

Cash paid for income taxes	$1,947	$14,260	$—

Non-Cash Investing and Financing Activities
Issuance of subsidiary common stock for financial assets	$966,362	$—	$—

Issuance of common stock for acquisitions	$1,326,847	$1,206,441	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
UnitedGlobalCom, Inc. (together with its subsidiaries the “Company”, “UGC”, “we”, “us”, “our” or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. (“Old UGC”, formerly known as UGC Holdings, Inc., now our wholly owned subsidiary) and Liberty Media Corporation (together with its subsidiaries and affiliates “Liberty”), which restructured and recapitalized our business. We are an international broadband communications provider of video, voice and Internet services with operations in 15 countries outside the United States. UGC Europe, Inc. (together with its subsidiaries “UGC Europe”), our largest consolidated operation, is a pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. UGC Europe’s operations are currently organized into two principal divisions — UPC Broadband and chellomedia. UPC Broadband delivers video, high-speed Internet access and telephone services to residential customers. chellomedia provides broadband Internet and interactive digital products and services, produces and markets thematic channels, operates our digital media center and operates a competitive local exchange carrier business providing telephone and data network solutions to the business market under the brand name Priority Telecom. Our primary Latin American operation, VTR GlobalCom S.A. (“VTR”), provides multi-channel television, high-speed Internet access and residential telephone services in Chile. We also have an approximate 19% interest in SBS Broadcasting S.A. (“SBS”), a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd. (“Austar United”), a pay-TV provider in Australia.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property, plant and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.
     Principles of Consolidation
The accompanying consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents, Restricted Cash, Marketable Equity Securities and Other Investments
Cash and cash equivalents include cash and highly liquid investments with original maturities of less than three months. Restricted cash includes cash held as collateral for letters of credit and other loans, and is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement. Marketable equity securities and other investments include marketable equity securities, certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months.
Marketable equity securities and other investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these marketable equity securities and other investments are reported as a separate component of stockholders’ equity. Declines in the fair value of marketable equity securities and

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other investments that are other than temporary are recognized in the statement of operations, thus establishing a new cost basis for such investment. These marketable equity securities and other investments are evaluated on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the historical volatility of the price of each security and any market and company specific factors related to each security. Declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary.
We estimate fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Allowance for Doubtful Accounts
The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk.
     Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Additions, replacements and improvements that extend asset lives are capitalized and costs for normal repair and maintenance are charged to expense as incurred. Costs associated with the construction of cable networks, transmission and distribution facilities are capitalized (including capital leases). Depreciation is calculated using the straight-line method over the economic useful life of the asset. Costs associated with new cable, telephone and Internet access subscriber installations are capitalized and depreciated over the average expected subscriber life. Subscriber installation costs include direct labor, materials (such as cabling, wiring, wall plates and fittings) and related overhead (such as indirect labor, logistics and inventory handling).
The economic lives of property, plant and equipment at acquisition are as follows:

Customer premise equipment	4-10 years
Commercial	3-20 years
Scaleable infrastructure	3-20 years
Line extensions	5-20 years
Upgrade/rebuild	3-20 years
Support capital	1-33 years
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Goodwill and Other Intangible Assets
Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Other intangible assets consist principally of customer relationships, trademarks and computer software. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level on an annual basis. Goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.
     Investments in Affiliates, Accounted for under the Equity Method
For those investments in unconsolidated subsidiaries and companies in which our voting interest is 20% to 50%, our investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and we exert significant influence through Board representation and management authority, the equity method of accounting is used. The cost method of accounting is used for our investments in affiliates in which our ownership interest is less than 20% and where we do not exert significant influence. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. We evaluate our investments in publicly traded securities accounted for under the equity method periodically for impairment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying amount for the investment. Factors considered in making this evaluation include the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer, and our intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value.
     Derivative Financial Instruments
We use derivative financial instruments from time to time to manage exposure to movements in foreign currency exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS 133”), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders’ equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet. For

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.
     Subscriber Prepayments and Deposits
Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.
     Cable Network Revenue and Related Costs
We recognize revenue from the provision of video, telephone and Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
     Other Revenue and Related Costs
We recognize revenue from the provision of direct-to-home satellite services, or “DTH”, telephone and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
     Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of subscriber receivables. Concentration of credit risk with respect to subscriber receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.
     Stock-Based Compensation
We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation — Transition and Disclosure and Amendment of SFAS No. 123 (“SFAS 148”), as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss), as reported	$1,995,368	$(356,454)	$(4,494,709)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	29,242	28,228	8,818
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57,101)	(102,837)	(98,638)

Pro forma net income (loss)	$1,967,509	$(431,063)	$(4,584,529)

Basic net income (loss) per common share:
As reported	$7.41	$(0.84)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

Diluted net income (loss) per common share:
As reported	$7.41	$(0.83)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

(1)	Not including SARs. Compensation expense for SARs is the same under APB 25 and SFAS 123.
Stock-based compensation is recorded as a result of applying variable-plan accounting to stock appreciation rights (“SARs”) granted to employees and vesting of certain of our fixed stock-based compensation plans. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for vested SARs based on the difference between the grant price and the estimated fair value of our Class A common stock, until the SARs are exercised or expire, or until the fair value is less than the original grant price. Under fixed-plan accounting, deferred compensation is recorded for the excess of fair value over the exercise price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the options.
     Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.
     Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during each period. Net income

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(loss) attributable to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. Diluted net income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive.
     Foreign Operations and Foreign Currency Exchange Rate Risk
Our consolidated financial statements are prepared in U.S. dollars. Almost all of our operations are conducted in a currency other than the U.S. dollar. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company’s functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.
     Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. We adopted SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 required us to reclassify gains and losses associated with the extinguishment of debt (including the related tax effects) from extraordinary classification to other income in the accompanying consolidated statements of operations.
3.     Acquisitions, Dispositions and Other

2003

Acquisition of UPC Preference Shares
On February 12, 2003, we issued 368,287 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 6, 2003, among us and Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio. In consideration for issuing the 368,287 shares of our Class A common stock, we acquired 1,833 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 890,030 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On February 13, 2003, we issued 482,217 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 11, 2003, among us and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc. In consideration for the 482,217 shares of our Class A common stock, we acquired 2,400

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 1,165,352 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $610.9 million was recognized from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of these preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders’ equity (deficit).
On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, between us and Liberty International B-L LLC. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $812.2 million was recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders’ equity (deficit).

United Pan-Europe Communications N.V. Reorganization
In September 2003, as a result of the consummation of UPC’s plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. Prior to UPC’s reorganization, we were the majority stockholder and largest single creditor of UPC. We became the holder of approximately 66.6% of UGC Europe’s common stock in exchange for the equity and debt of UPC that we owned prior to UPC’s reorganization. UPC’s other bondholders and third-party holders of UPC’s ordinary shares and preference shares exchanged their securities for the remaining 33.4% of UGC Europe’s common stock.
We accounted for this restructuring as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC’s senior notes, senior discount notes and UPC’s exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966.4 million).

UGC Europe Exchange Offer and Merger
On December 18, 2003, we completed an exchange offer pursuant to which we offered to exchange 10.3 shares of our Class A common stock for each outstanding share of UGC Europe common stock not owned by us. On December 19, 2003, we effected a short-form merger between UGC Europe and one of our subsidiaries on the same terms offered in the exchange offer. We issued 172,248,306 shares of our Class A common stock to third parties in connection with the exchange offer and merger (including 2,596,270 shares subject to appraisal

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rights that were withdrawn subsequent to December 31, 2003), as well as 4,780,611 shares to Old UGC to acquire its UGC Europe common stock. We now own all of the outstanding equity securities of UGC Europe.
We valued the exchange offer and merger for accounting purposes at $1.315 billion, based on the issuance of our Class A common stock at the average closing price of such stock for the five days surrounding November 12, 2003, the date we announced the revised and final terms of the exchange offer, and our estimated transaction costs, consisting primarily of dealer-manager, legal and accounting fees, printing costs, other external costs and other purchase consideration directly related to the exchange offer and merger. This total value includes $19.7 million related to the value of shares subject to appraisal rights that were withdrawn in January 2004. This amount is included in other current liabilities in the accompanying consolidated balance sheet.
We accounted for the exchange offer and merger using the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Under the purchase method of accounting, the total estimated purchase price was allocated to the minority shareholders’ proportionate interest in UGC Europe’s identifiable tangible and intangible assets and liabilities acquired by us based upon their estimated fair values upon completion of the transaction. Purchase price in excess of the book value of these identifiable tangible and intangible assets and liabilities acquired was allocated as follows (in thousands):

Property, plant and equipment	$717
Goodwill	1,005,148
Customer relationships and tradename	243,212
Other assets	10,556
Other liabilities	55,271

Total consideration	$1,314,904

The excess purchase price over the net identifiable tangible and intangible assets and liabilities acquired was recorded as goodwill, which is not deductible for tax purposes. This goodwill was attributable to the following:

•	Our ability to create a simpler, unified capital structure in which equity investors would participate in our equity at a single level, which would lead to greater liquidity for investors, due to the larger combined public float;

•	Our ability to facilitate the investment and transfer of funds between us and UGC Europe and its subsidiaries, thereby creating more efficient uses of our consolidated financial resources; and

•	Our assessment that the elimination of public stockholders at the UGC Europe level would create opportunities for cost reductions and organizational efficiencies through, among other things, the combination of UGC Europe’s and our separate corporate functions into a better integrated, unitary corporate organization.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following unaudited pro forma condensed consolidated operating results give effect to this transaction as if it had been completed as of January 1, 2003 (for 2003 results) and as of January 1, 2002 (for 2002 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable:

	Year Ended December 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
Revenue	$1,891,530	$1,515,021

Income before cumulative effect of change in accounting principle	$1,805,225	$1,014,908

Net income (loss)	$1,805,225	$(329,814)

Earnings per share:
Basic net income (loss) per share before cumulative effect of change in accounting principle	$4.99	$1.63
Cumulative effect of change in accounting principle	—	(2.17)

Basic net income (loss) per share	$4.99	$(0.54)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$4.98	$1.63
Cumulative effect of change in accounting principle	—	(2.17)

Diluted net income (loss) per share	$4.98	$(0.54)

2002

Merger Transaction
On January 30, 2002, we completed a transaction with Liberty and Old UGC, pursuant to which the following occurred.
Immediately prior to the merger transaction on January 30, 2002:

•	Liberty contributed approximately 9.9 million shares of Old UGC Class B common stock and approximately 12.0 million shares of Old UGC Class A common stock to us and in exchange for these contributions, we issued Liberty approximately 21.8 million shares of our Class C common stock;

•	Certain long-term stockholders of Old UGC (the “Founders”) transferred their shares of Old UGC Class B common stock to limited liability companies, which limited liability companies then merged into us. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of Old UGC Class B common stock transferred by them to the limited liability companies; and

•	Four of the Founders (the “Principal Founders”) contributed $3.0 million to Old UGC in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in Old UGC and entitled them to elect one-half of Old UGC’s directors.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the merger transaction:

•	Old UGC became our 99.5%-owned subsidiary, and the Principal Founders held the remaining 0.5% interest in Old UGC;

•	Each share of Old UGC’s Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;

•	The shares of Old UGC’s Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of Old UGC Class A common stock the holders of Old UGC’s preferred stock would have received had they converted their preferred stock immediately prior to the merger;

•	Liberty had the right to elect four of our 12 directors;

•	The Founders had the effective voting power to elect eight of our 12 directors; and

•	We had the right to elect half of Old UGC’s directors and the Principal Founders had the right to elect the other half of Old UGC’s directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which Old UGC became our wholly-owned subsidiary and we became entitled to elect the entire board of directors of Old UGC).
Immediately following the merger transaction:

•	Liberty contributed to us the UPC Exchangeable Loan which had an accreted value of $891.7 million as of January 30, 2002 and, as a result, UPC owed the amount payable under such loan to us rather than to Liberty;

•	Liberty contributed $200.0 million in cash to us;

•	Liberty contributed to us certain UPC bonds (the “United UPC Bonds”) and, as a result, UPC owed the amounts represented by the United UPC Bonds to us rather than to Liberty; and

•	In exchange for the contribution of these assets to us, an aggregate of approximately 281.3 million shares of our Class C common stock was issued to Liberty.
In December 2001, IDT United, Inc. (“IDT United”) commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of Old UGC (the “Old UGC Senior Notes”). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United. IDT United’s sole purpose was to tender for the Old UGC Senior Notes.
Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the Old UGC Senior Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty’s equity interest and in prepayment of a portion of IDT United’s debt to Liberty), as well as all of Liberty’s remaining interest in IDT United. The purchase price for the Old UGC Senior Notes and Liberty’s interest in IDT United was:

•	Our assumption of approximately $304.6 million of indebtedness owed by Liberty to Old UGC; and

•	Cash in the amount of approximately $143.9 million.
On January 30, 2002, Liberty loaned us approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned us an additional approximately $85.4 million. We used the

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrued interest at 8.0% annually, compounded and payable quarterly, and were cancelled in January 2004 (see Note 22). Subsequent to these transactions, IDT United held Old UGC Senior Notes with a principal amount at maturity of $599.2 million. Although we only retain a 33.3% common equity interest in IDT United, we consolidate IDT United as a “variable interest entity”, as we are the primary beneficiary of an entity that has insufficient equity at risk.
On May 14, 2002, the Principal Founders transferred all of the shares of Old UGC common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and us. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, Old UGC became our wholly-owned subsidiary, and we were entitled to elect the entire board of directors of Old UGC. This transaction was the final step in the recapitalization of Old UGC.
We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of Old UGC as if the merger transaction had been consummated at the inception of Old UGC. The purchase of the Old UGC Senior Notes directly from Liberty and the purchase of Liberty’s interest in IDT United were recorded at fair value. The issuance of our new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in Old UGC’s historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, as follows:

	Fair Value
	at Acquisition	Book Value	Gain/(Loss)

	(In thousands)
Old UGC Senior Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	—
Write-off of deferred financing costs	—	(52,224)	(52,224)

Total gain on extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

We also recorded a deferred income tax provision of $110.6 million related to a portion of the gain on extinguishment of the Old UGC Senior Notes.

Transfer of German Shares
Until July 30, 2002, UPC had a 51% ownership interest in EWT/ TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/ TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders’ notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders agreement. For

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany. Details of the assets and liabilities of UPC Germany as of August 1, 2002 were as follows (in thousands):

Working capital	$(74,809)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Gain on reversal of net negative investment	147,925

Net cash deconsolidated	$(9,249)

Other
In January 2002, we recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.
In June 2002, we recognized a gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC’s senior notes and senior discount notes as settlement of certain interest rate and cross currency derivative contracts between the banks and UPC.

2001
In December 2001, UPC and Canal+ Group, the television and film division of Vivendi Universal (“Canal+”) merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycypacyjna S.A., a subsidiary of Canal+ (“TKP”), and placed €30.0 million ($26.8 million) cash into an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002 (the “JV Loan”). In return, UPC Polska received a 25% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska’s investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

4.	Marketable Equity Securities and Other Investments

	December 31, 2003		December 31, 2002

	Fair	Unrealized	Fair	Unrealized
	Value	Gain	Value	Gain

	(In thousands)		(In thousands)
SBS common stock	$195,600	$105,790	$—	$—
Other equity securities	10,725	6,098	—	—
Corporate bonds and other	2,134	856	45,854	14

Total	$208,459	$112,744	$45,854	$14

We recorded an aggregate charge to earnings for other than temporary declines in the fair value of certain of our investments of approximately nil, $2.0 million and nil for the years ended December 31, 2003, 2002 and 2001, respectively.
We own 6.0 million shares of SBS. Historically, our common share ownership interest in SBS was accounted for under the equity method of accounting, as we were able to exert significant influence. On December 19, 2003, SBS redeemed certain of its outstanding debt and as a result issued new common shares to the note

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holders which reduced our ownership interest. As we no longer have the ability to exercise significant influence over SBS, we changed our accounting method from the equity method to the cost method, and marked these shares to fair value as available-for-sale securities.

5.	Property, Plant and Equipment

						Foreign
					UGC Europe	Currency
	December 31,				Exchange	Translation	December 31,
	2002	Additions	Disposals	Impairments(1)	Offer(2)	Adjustments	2003

	(In thousands)
Customer premises equipment	$1,003,950	$95,834	$(2,459)	$(89,971)	$20,936	$201,941	$1,230,231
Commercial	5,670	—	—	—	—	235	5,905
Scaleable infrastructure	637,171	44,177	—	(23,806)	(8,973)	138,000	786,569
Line extensions	2,055,614	66,216	—	(302,280)	(3,806)	373,306	2,189,050
Upgrade/rebuild	846,406	30,287	—	(4,854)	(5,653)	151,127	1,017,313
Support capital	696,362	70,972	(473)	(30,874)	4,824	127,250	868,061
Priority Telecom(3)	306,233	17,074	—	(415)	(5,357)	43,521	361,056
UPC Media	83,598	5,833	—	(6,438)	(1,254)	16,447	98,186

Total	5,635,004	330,393	(2,932)	(458,638)	717	1,051,827	6,556,371
Accumulated depreciation	(1,994,793)	(804,937)	2,123	64,788	—	(480,809)	(3,213,628)

Net property, plant and equipment	$3,640,211	$(474,544)	$(809)	$(393,850)	$717	$571,018	$3,342,743

(1)	See Note 17.

(2)	See Note 3.

(3)	Consists primarily of network infrastructure and equipment.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill
The change in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 is as follows:

				Foreign
			UGC Europe	Currency
	December 31,		Exchange	Translation	December 31,
	2002	Acquisitions	Offer(1)	Adjustments	2003

	(In thousands)
Europe:
Austria	$140,349	$383	$167,209	$31,640	$339,581
Belgium	14,284	—	24,467	1,747	40,498
Czech Republic	—	—	67,138	1,240	68,378
Hungary	73,878	229	142,809	11,723	228,639
The Netherlands	705,833	—	256,415	149,310	1,111,558
Norway	9,017	—	28,553	930	38,500
Poland	—	—	36,368	672	37,040
Romania	20,138	—	2,698	324	23,160
Slovak Republic	3,353	—	22,644	1,133	27,130
Sweden	142,771	—	30,823	31,270	204,864
chellomedia	—	—	122,304	2,258	124,562
UGC Europe, Inc.	—	—	103,720	1,915	105,635

Total	1,109,623	612	1,005,148	234,162	2,349,545
Latin America:
Chile	140,710	—	—	29,576	170,286

Total	$1,250,333	$612	$1,005,148	$263,738	$2,519,831

(1)	See Note 3.
We adopted SFAS 142 effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion. This amount has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142. We also recorded impairment charges totaling $362.8 million based on our annual impairment test effective December 31, 2002.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pro Forma Information
Prior to January 1, 2002, goodwill and excess basis on equity method investments was generally amortized over 15 years. The following presents the pro forma effect on net loss for the year ended December 31, 2001, from the reduction of amortization expense on goodwill and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142 (in thousands, except per share amounts):

Year Ended
December 31,
2001

Net loss as reported	$(4,494,709)
Goodwill amortization
UPC and subsidiaries	379,449
VTR	11,310
Austar United and subsidiaries	12,765
Other	2,881
Amortization of excess basis on equity investments
UPC affiliates	35,940
Austar United affiliates	2,823
Other	2,027

Adjusted net loss	$(4,047,514)

Basic and diluted net loss per common share as reported	$(41.29)
Goodwill amortization
UPC and subsidiaries	3.45
VTR	0.10
Austar United and subsidiaries	0.12
Other	0.03
Amortization of excess basis on equity investments
UPC affiliates	0.33
Austar United affiliates	0.03
Other	0.02

Adjusted basic and diluted net loss per common share	$(37.21)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets
Other intangible assets consist primarily of customer relationships, tradename, licenses and capitalized software. Customer relationships are amortized over the expected lives of our customers. The weighted-average amortization period of the customer relationship intangible is approximately 7.5 years. Tradename is an indefinite-lived intangible asset that is not subject to amortization. The following tables present certain information for other intangible assets. Actual amounts of amortization expense may differ from estimated amounts due to additional acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

						Foreign
					UGC Europe	Currency
	December 31,				Exchange	Translation	December 31,
	2002	Additions	Impairments(1)	Disposals	Offer	Adjustments	2003

	(In thousands)
Intangible assets with definite lives:
Customer relationships	$—	$—	$—	$—	$220,290	$4,068	$224,358
License fees	25,075	1,489	(13,871)	(3,815)	—	2,870	11,748
Other	10,493	233	—	(4,132)	—	1,925	8,519
Intangible assets with indefinite lives:
Tradename	—	—	—	—	22,922	424	23,346

Total	35,568	1,722	(13,871)	(7,947)	243,212	9,287	267,971
Accumulated amortization	(21,792)	(3,726)	5,482	7,537	—	(3,236)	(15,735)

Net intangible assets	$13,776	$(2,004)	$(8,389)	$(410)	$243,212	$6,051	$252,236

(1)	See Note 17.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Amortization expense	$3,726	$16,632	$19,136

	Year Ended December 31,

	2004	2005	2006	2007	2008	Thereafter

	(In thousands)
Estimated amortization expense	$33,043	$31,816	$30,515	$30,515	$30,515	$72,486

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

	December 31,

	2003	2002

	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,289,826
UPC Polska notes	317,372	377,110
VTR Bank Facility	123,000	—
Old UGC Senior Notes	24,627	24,313
Other	80,493	133,148
PCI notes	—	14,509
UPC July 1999 senior notes(1)	—	1,079,062
UPC January 2000 senior notes(1)	—	1,075,468
UPC October 1999 senior notes(1)	—	658,458

Total	4,244,078	6,651,894
Current portion	(628,176)	(6,179,223)

Long-term portion	$3,615,902	$472,671

(1)	These senior notes and senior discount notes were converted into common stock of UGC Europe in connection with UPC’s reorganization.
     UPC Distribution Bank Facility
The UPC Distribution Bank Facility is guaranteed by UPC’s majority owned cable operating companies, excluding Poland, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC’s subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides detail of the UPC Distribution Bank Facility:

	Currency/Tranche		Amount Outstanding
	Amount		December 31, 2003

		US		US			Payment	Final
Tranche	Euros	Dollars	Euros	Dollars	Interest Rate(4)	Description	Begins	Maturity

	(In thousands)
Facility A(1)(2)(3)	€666,750	$840,529	€230,000	$289,946	EURIBOR +2.25%–4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	2,333,250	2,941,380	2,333,250	2,941,380	EURIBOR +2.25%–4.0%	Term loan	June-04	June-08
Facility C1(1)	95,000	119,760	95,000	119,760	EURIBOR +5.5%	Term loan	June-04	March-09
Facility C2(1)	405,000	347,500	275,654	347,500	LIBOR +5.5%	Term loan	June-04	March-09

Total			€2,933,904	$3,698,586

(1)	An annual commitment fee of 0.5% over the unused portions of each facility is applicable.

(2)	Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.

(3)	The availability under Facility A of €436.8 ($550.6) million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.

(4)	As of December 31, 2003, six month EURIBOR and LIBOR rates were 2.2% and 1.2%, respectively.
In January 2004, the UPC Distribution Bank Facility was amended to:

•	Permit indebtedness under a new facility (“Facility D”). The new facility has substantially the same terms as the existing facility and consists of five different tranches totaling €1.072 billion. The proceeds of Facility D are limited in use to fund the scheduled payments of Facility B under the existing facility between December 2004 and December 2006;

•	Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA to senior interest and EBITDA to senior debt service;

•	Include a total debt to annualized EBITDA ratio and EBITDA to total cash interest ratio;

•	Include a mandatory prepayment from proceeds of debt issuance and net equity proceeds received by UGC Europe; and

•	Permit acquisitions depending on certain leverage ratios and other restrictions.
     UPC Polska Notes
On July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska’s Chapter 11 plan of reorganization, which was consummated and became effective on February 18, 2004, when UPC Polska emerged from the Chapter 11 proceedings. In accordance with UPC Polska’s plan of reorganization, third-party note holders received a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska notes due 2007, and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. Two subsidiaries of UGC Europe, UPC Telecom B.V. and Belmarken Holding B.V., received $15.0 million in cash and 100% of the newly issued membership interests denominated as stock of the reorganized company in exchange for the cancellation of their claims.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     VTR Bank Facility
In May 2003, VTR and VTR’s senior lenders amended and restated VTR’s existing senior secured credit facility. Principal payments are payable during the term of the facility on a quarterly basis beginning March 31, 2004, with final maturity on December 31, 2006. The VTR Bank Facility bears interest at LIBOR plus 5.50% (subject to adjustment under certain conditions) and is collateralized by tangible and intangible assets pledged by VTR and certain of its operating subsidiaries, as set forth in the credit agreement. The VTR Bank Facility is senior to other long-term debt obligations of VTR. The VTR Bank Facility credit agreement establishes certain covenants with respect to financial statements, existence of lawsuits, insurance, prohibition of material changes, limits to taxes, indebtedness, restriction of payments, capital expenditures, compliance ratios, governmental approvals, coverage agreements, lines of business, transactions with related parties, certain obligations with subsidiaries and collateral issues.
     Old UGC Senior Notes
The Old UGC Senior Notes accreted to an aggregate principal amount of $1.375 billion on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the Old UGC Senior Notes is payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The Old UGC Senior Notes mature on February 15, 2008. As of December 31, 2003, the following entities held the Old UGC Senior Notes:

	Principal
	Amount at
	Maturity

	(In thousands)
UGC	$638,008	(1)
IDT United	599,173	(1)
Third parties	24,627

Total	$1,261,808

(1)	Eliminated in consolidation.
The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. On November 24, 2003, Old UGC, which principally owns our interests in Latin America and Australia, reached an agreement with us, IDT United (in which we have a 94% fully diluted interest and a 33% common equity interest) and the unaffiliated stockholders of IDT United on terms for the restructuring of the Old UGC Senior Notes. Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. The agreement and related transactions, if implemented, would result in the acquisition by Old UGC of the Old UGC Notes held by us (following cancellation of offsetting obligations) and IDT United for common stock of Old UGC. Old UGC Senior Notes held by third parties would either be left outstanding (after cure and reinstatement) or acquired for our Class A Common Stock (or, at our election, for cash). Subject to consummation of the transactions contemplated by the agreement, we expect to acquire the interests of the unaffiliated stockholders in IDT United for our Class A Common Stock and/or cash, at our election, in which case Old UGC would continue to be wholly owned by us. The value of any Class A Common Stock to be issued by us in these transactions is not expected to exceed $45 million. A claim was filed in the Chapter 11 proceeding by Excite@Home. See Note 13.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-Term Debt Maturities
The maturities of our long-term debt are as follows (in thousands):

Year Ended December 31, 2004	$628,176
Year Ended December 31, 2005	718,903
Year Ended December 31, 2006	1,002,106
Year Ended December 31, 2007	671,704
Year Ended December 31, 2008	813,423
Thereafter	409,766

Total	$4,244,078

9.	Fair Value of Financial Instruments

	December 31, 2003			December 31, 2002

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,698,586	(1)	$3,289,826	$3,289,826	(2)
UPC Polska Notes	317,372	194,500	(3)	377,110	99,133	(4)
VTR Bank Facility	123,000	123,000	(5)	144,000	144,000	(5)
Note payable to Liberty	102,728	102,728	(6)	102,728	102,728	(6)
Old UGC Senior Notes	24,627	20,687	(7)	24,313	8,619	(4)
UPC July 1999 Senior Notes	—	—		1,079,062	64,687	(4)
UPC October 1999 Senior Notes	—	—		658,458	41,146	(4)
UPC January 2000 Senior Notes	—	—		1,075,468	68,152	(4)
UPC FiBI Loan	—	—		57,033	—	(8)
Other	85,592	85,592	(9)	151,769	151,769	(9)

Total	$4,351,905	$4,225,093		$6,959,767	$3,970,060

(1)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) Moody’s Investor Service rated the facility at B+; and c) the credit agreement was amended in January 2004 to add a new €1.072 billion tranche on similar credit terms as the previous facility.

(2)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) the restructuring plan of UPC assumed this facility was valued at par (100% of carrying amount); b) the reorganization plan of UPC assumed, in liquidation, that the lenders of the facility would be paid back 100%, based on seniority in liquidation (i.e., the assets of UPC Distribution were sufficient to repay the facility in a liquidation scenario); c) certain lenders under the facility confirmed to us they did not mark down the facility on their books; and d) when the facility was amended in connection with the restructuring agreement on September 30, 2002, the revised terms included increased fees and margin (credit spread), resetting the terms of this variable-rate facility to market.

(3)	Fair value represents the consideration UPC Polska note holders received from the consummation of UPC Polska’s second amended Chapter 11 plan of reorganization.

(4)	Fair value is based on quoted market prices.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) VTR is not highly leveraged; c) VTR’s results of operations exceeded budget in 2002 and 2003; d) the Chilean peso strengthened considerably in 2003; and e) in May 2003 the credit agreement was amended and restated on similar credit terms to the previous facility.

(6)	We extinguished this obligation at its carrying amount in January 2004 through the issuance of our Class A common stock at fair value.

(7)	Fair value is based on an independent valuation analysis.

(8)	Fair value of our Israeli investment was determined to be nil by an independent valuation firm in 2002. The FiBI Loan was secured by this investment. On October 30, 2002, the First International Bank of Israel (“FiBI”) and we agreed to sell our Israeli investment to a wholly-owned subsidiary of FiBI in exchange for the extinguishment of the FiBI Loan. This transaction closed on February 24, 2003.

(9)	Fair value approximates carrying value.
The carrying value of cash and cash equivalents, subscriber receivables, other receivables, other current assets, accounts payable, accrued liabilities and subscriber prepayments and deposits approximates fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices at the reporting date.

10.	Derivative Instruments
We had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. On November 29, 2002, the swap was settled for €64.6 million. We also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the EURIBOR portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, accordingly, the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders’ equity (deficit). This swap expired April 15, 2003. During the first quarter of 2003, we purchased an interest rate cap on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005. The changes in fair value of these interest swaps are recorded through other income in the consolidated statement of operations. For the years ended December 31, 2003, 2002 and 2001, we recorded losses of $56.3 million, $130.1 million and $105.8 million, respectively, in connection with the change in fair value of these derivative instruments. The fair value of these derivative contracts as of December 31, 2003 was $45.6 million (liability).
Certain of our operating companies’ programming contracts are denominated in currencies that are not the functional currency or local currency of that operating company, nor that of the counter party. As a result, these contracts contain embedded foreign exchange derivatives that require separate accounting. We report these derivatives at fair value, with changes in fair value recognized in earnings.

11.	Bankruptcy Proceedings
In September 2002, we and other creditors of UPC reached a binding agreement on a recapitalization and reorganization plan for UPC. In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Southern District of New York, including a pre-negotiated plan of reorganization dated December 3, 2002. On that date, UPC also commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed a proposed plan of compulsory composition with the Amsterdam Court under the Dutch bankruptcy code. The U.S. Bankruptcy Court confirmed the reorganization plan on February 20, 2003. The Dutch Bankruptcy Court ratified the plan of compulsory composition on March 13, 2003. Following appeals in the Dutch proceedings, the reorganization was completed as provided for in the pre-negotiated plan of reorganization in September 2003.
On June 19, 2003, UPC Polska executed a binding agreement with some of its creditors to restructure its balance sheet. In order to effect the restructuring, on July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York, including a pre-negotiated plan of reorganization dated July 8, 2003. On October 27, 2003, UPC Polska filed a first amended plan of reorganization with the U.S. Bankruptcy Court. On December 17, 2003, UPC Polska entered into a “Stipulation and Order with Respect to Consensual Plan of Reorganization” which terminated the restructuring agreement. Pursuant to the Stipulation, UPC filed a second amended plan of reorganization with the U.S. Bankruptcy Court, which was consummated and became effective on February 18, 2004.
In connection with their bankruptcy proceedings, UPC and UPC Polska are required to prepare their consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC’s and UPC Polska’s pre-petition liabilities that were subject to compromise under their plans of reorganization are segregated in their consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities were recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims might be settled as a result of the approval of the plans of reorganization. Since we consolidate UPC and UPC Polska, financial information with respect to UPC and UPC Polska included in our accompanying consolidated financial statements has been prepared in

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with SOP 90-7. The following presents condensed financial information for UPC Polska and UPC in accordance with SOP 90-7:

	UPC Polska	UPC

	December 31,

	2003	2002

	(In thousands)
Balance Sheet
Assets
Current assets	$240,131	$54,650
Long-term assets	—	328,422

Total assets	$240,131	$383,072

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$10,794	$631

Total current liabilities not subject to compromise	10,794	631

Subject to compromise:
Accounts payable	14,445	38,647
Short-term debt	6,000	—
Accrued liabilities	—	232,603
Intercompany payable(1)	4,668	135,652
Current portion of long-term debt(1)	456,992	2,812,954
Debt(1)	481,737	1,533,707

Total current liabilities subject to compromise	963,842	4,753,563

Long-term liabilities not subject to compromise	—	725,008

Convertible preferred stock subject to compromise(2)	—	1,744,043

Stockholders’ equity (deficit)	(734,505)	(6,840,173)

Total liabilities and stockholders’ equity (deficit)	$240,131	$383,072

(1)	Certain amounts are eliminated in consolidation.

(2)	99.6% is eliminated in consolidation.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	UPC Polska	UPC

	December 31,

	2003(1)	2002(2)

	(In thousands)
Statement of Operations
Revenue	$—	$19,037
Expense	—	(42,696)
Depreciation and amortization	—	(16,562)
Impairment and restructuring charges	(6,000)	(1,218)

Operating income (loss)	(6,000)	(41,439)
Share in results of affiliates and other expense, net	(6,669)	(1,870,430)

Net income (loss)	$(12,669)	$(1,911,869)

(1)	For the period from July 7, 2003 (the petition date) to December 31, 2003.

(2)	For the year ended December 31, 2002.
The following presents certain other disclosures required by SOP 90-7 for UPC Polska and UPC:

	2003	2002

	(In thousands)
Interest expense on liabilities subject to compromise(1)	$55,270	$—

Contractual interest expense on liabilities subject to compromise	$106,858	$709,571

Reorganization expense:
Professional fees	$43,248	$37,898
Adjustment of debt to expected allowed amounts	(19,239)	—
Write-off of deferred finance costs	—	36,203
Other	8,000	1,142

Total reorganization expense	$32,009	$75,243

(1)	In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim.

12.	Net Negative Investment in Deconsolidated Subsidiaries
On November 15, 2001, we transferred an approximate 50% interest in United Australia/ Pacific, Inc. (“UAP”) to an independent third party for nominal consideration. As a result, we deconsolidated UAP effective November 15, 2001. On March 29, 2002, UAP filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP’s plan of reorganization (the “UAP Plan”). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003.
In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. (“CHAMP”) acquired UAP’s indirect approximate 63.2% interest in United Austar, Inc. (“UAI”), which owned approximately 80.7% of Austar United. The purchase price for UAP’s indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP’s senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UAP’s gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP’s gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.
13.     Guarantees, Commitments and Contingencies
     Guarantees
In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
In connection with the acquisition of UPC’s ordinary shares held by Philips Electronics N.V. (“Philips”) on December 1, 1997, UPC agreed to indemnify Philips for any damages incurred by Philips in relation to a guarantee provided by them to the City of Vienna, Austria (“Vienna Obligations”), but was not able to give such indemnification due to certain debt covenants. Following the successful tender for our bonds in January 2002, we were able to enter into an indemnity agreement with Philips with respect to the Vienna Obligations. On August 27, 2003, UPC acknowledged to us that UPC would be primarily liable for the payment of any amounts owing pursuant to the Vienna Obligations and that UPC would indemnify and hold us harmless for the payment of any amounts owing under such indemnity agreement. Historically, UPC has not made any significant indemnification payments to either Philips or us under such agreements and no material amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees, as UPC does not believe such amounts are probable of occurrence.
Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders’ costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees.
We sub-lease transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria we receive from the lease transponder provider. We have third party contracts for the distribution of channels from our digital media center in Amsterdam that require us to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, our interactive services group in Europe has third party contracts for the delivery of interactive content with certain performance criteria guarantees.
     Commitments
We have entered into various lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under these lease agreements totaled $69.9 million, $48.5 million and $63.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We have capital and operating lease obligations and other non-cancelable commitments as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ended December 31, 2004	$7,791	$60,501
Year ended December 31, 2005	8,790	39,376
Year ended December 31, 2006	7,887	32,020
Year ended December 31, 2007	7,899	26,109
Year ended December 31, 2008	7,917	21,511
Thereafter	61,826	42,092

Total minimum payments	$102,110	$221,609

Less amount representing interest and executory costs	(37,268)

Net lease payments	64,842
Lease obligations due within one year	(3,073)

Long-term lease obligations	$61,769

As of December 31, 2003, we have a commitment to purchase 265,000 set-top computers over the next two years. We expect to finance these purchases from existing unrestricted cash balances and future operating cash flow.
We have certain franchise obligations under which we must meet performance requirements to construct networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against us. We continue to meet our obligations so as not to incur such penalties. In the ordinary course of business, we provide customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, we would compensate those customers for the outage. Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified.
     Contingencies
The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. From time to time we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.
     Cignal
On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (“Cignal”) filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million alleging that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Excite@Home
In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC’s chello broadband subsidiary with Excite@Home’s international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors’ Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed as to Old UGC by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. We deny the material allegations and intend to defend the litigation vigorously.
     HBO
UPC Polska was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively “HBO”) concerning its cable carriage agreement and its D-DTH carriage agreement for the HBO premium movie channel. In February 2004, the matter was settled and UPC Polska paid $6.0 million to HBO.
     ICH
On July 4, 2001, ICH, InterComm France CVOHA (“ICF I”), InterComm France II CVOHA (“ICF II”), and Reflex Participations (“Reflex,” collectively with ICF I and ICF II, the “ICF Party”) served a demand for arbitration on UPC, Old UGC, and its subsidiaries, Belmarken Holding B.V. (“Belmarken”) and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party’s position as a minority shareholder in Médiaréseaux S.A. In February 2004, the parties entered into a settlement agreement pursuant to which UPC purchased the shares owned by the ICF Party in Médiaréseaux S.A. for consideration of 1,800,000 shares of our Class A common stock.
     Movieco
On December 3, 2002, Europe Movieco Partners Limited (“Movieco”) filed a request for arbitration (the “Request”) against UPC with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims that are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the “CAA”). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid license fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, and (iii) legal and arbitration costs plus interest. Of the unpaid license fees, approximately $11.0 million had been accrued prior to UPC commencing insolvency proceedings in the Netherlands on December 3, 2002 (the “Pre-Petition Claim”). Movieco made a claim in the Dutch insolvency proceedings for the Pre-Petition Claim and shares of the appropriate value were delivered to Movieco in December 2003. UPC filed a counterclaim in the arbitral proceeding, stating that the CAA is null and void because it breaches Article 81 of the EC Treaty. UPC also relies on the Order of the Southern District of New York dated January 7, 2003 in which the New York Court ordered that the rejection of the CAA was approved effective March 1, 2003, and that UPC shall have no further liability under the CAA.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Philips
On October 22, 2002, Philips Digital Networks B.V. (“Philips”) commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the “UPC Defendants”) alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the “STC Agreement”). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips’ failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. The parties have entered into a settlement agreement conditioned upon UPC Defendants entering into a purchase agreement for STCs by June 30, 2004.
     UGC Europe Exchange Offer
On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants UGC Europe, UGC and certain of our directors. The complaint purports to assert claims on behalf of all public shareholders of UGC Europe. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that UGC Europe and the defendant directors have breached their fiduciary duties to the public shareholders of UGC Europe in connection with an offer by UGC to exchange shares of its common stock for outstanding common stock of UGC Europe. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, 2003, we and the plaintiff, through respective counsel, entered into a memorandum of understanding agreeing to settle the litigation and to pay up to $975,000 in attorney fees, subject to court approval of the settlement.

14.	Minority Interests in Subsidiaries

	December 31,

	2003	2002

	(In thousands)
UPC convertible preference shares held by third parties(1)	$—	$1,094,668
UPC convertible preference shares held by Liberty(2)	—	297,753
IDT United	20,858	7,986
Other	1,903	1,739

Total	$22,761	$1,402,146

(1)	We acquired 99.4% of these convertible preference shares in February and April 2003. The remainder was exchanged for UGC Europe common stock in connection with UPC’s restructuring.

(2)	Acquired by us in April 2003.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The minority interests’ share of results of operations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Minority interest share of UGC Europe net loss	$181,046	$—	$—
Accrual of dividends on UPC’s convertible preference shares held by third parties	—	(78,355)	(70,089)
Accrual of dividends on UPC’s convertible preference shares held by Liberty	—	(18,728)	(19,113)
Minority interest share of UPC net loss	—	—	54,050
Subsidiaries of UGC Europe	(91)	28,080	484,780
Other	2,227	1,900	46,887

Total	$183,182	$(67,103)	$496,515

15.	Stockholders’ Equity (Deficit)
     Description of Capital Stock
Our authorized capital stock currently consists of:

•	1,000,000,000 shares of Class A common stock;

•	1,000,000,000 shares of Class B common stock;

•	400,000,000 shares of Class C common stock; and

•	10,000,000 shares of preferred stock, all $0.01 par value per share.
     Common Stock
Our Class A common stock, Class B common stock and Class C common stock have identical economic rights. They do, however, differ in the following respects:

•	Each share of Class A common stock, Class B common stock and Class C common stock entitles the holders thereof to one, ten and ten votes, respectively, on each matter to be voted on by our stockholders, excluding, until our next annual meeting of stockholders, the election of directors, at which time the holders of Class A common stock, Class B common stock and Class C common stock will vote together as a single class on each matter to be voted on by our stockholders, including the election of directors; and

•	Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock at any time. Each share of Class C common stock is convertible, at the option of the holder, into one share of Class A common stock or Class B common stock at any time.
Holders of our Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of our Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock. Holders of our Class A, Class B and Class C common stock have no preemptive right under our certificate of incorporation. Our certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of one other class of common stock will be made at the same time.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Preferred Stock
We are authorized to issue 10 million shares of preferred stock. Our board of directors is authorized, without any further action by the stockholders, to determine the following for any unissued series of preferred stock:

•	voting rights;

•	dividend rights;

•	dividend rates;

•	liquidation preferences;

•	redemption provisions;

•	sinking fund terms;

•	conversion or exchange rights;

•	the number of shares in the series; and

•	other rights, preferences, privileges and restrictions.
In addition, the preferred stock could have other rights, including economic rights senior to common stock, so that the issuance of the preferred stock could adversely affect the market value of common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of us without any action by the stockholders.
     UGC Equity Incentive Plan
On August 19, 2003, our Board of Directors adopted an Equity Incentive Plan (the “Incentive Plan”) effective September 1, 2003. Our stockholders approved the Incentive Plan on September 30, 2003. After such stockholder approval of the Incentive Plan, the Board of Directors recommended certain changes to the Incentive Plan that give us the ability to issue stock appreciation rights with a grant price at, above, or less than the fair market value of our common stock on the date the stock appreciation right is granted. Those changes, along with certain other technical changes, were incorporated into an amended UGC Equity Incentive Plan (the “Amended Incentive Plan”), which was approved by our stockholders on December 17, 2003. The Board of Directors have reserved 39,000,000 shares of common stock, plus an additional number of shares on January 1 of each year equal to 1% of the aggregate shares of Class A and Class B common stock outstanding, for the Amended Incentive Plan. No more than 5,000,000 shares of Class A or Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Amended Incentive Plan as Class B common stock. The Amended Incentive Plan permits the grant of the following awards (the “Awards”): stock options (“Options”), restricted stock awards (“Restricted Stock”), SARs, stock bonuses (“Stock Bonuses”), stock units (“Stock Units”) and other grants of stock. Our employees, consultants and non-employee directors and affiliated entities designated by the Board of Directors are entitled to receive any Awards under the Amended Incentive Plan, provided, however, that only non-qualified Options may be granted to non-employee directors. In accordance with the provisions of the Plan, our compensation committee (the “Committee”) has the discretion to: select participants from among eligible employees and eligible consultants; determine the Awards to be made; determine the number of Stock Units, SARs or shares of stock to be issued and the time at which such Awards are to be made; fix the option price, period and manner in which an Option becomes exercisable; establish the duration and nature of Restricted Stock Award restrictions; establish the terms and conditions applicable to Stock Bonuses and Stock Units; and establish such other terms and requirements of the various compensation incentives under the Amended Incentive Plan as the Committee may deem necessary or desirable and consistent with the terms of the Amended Incentive Plan. The Committee may,

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under certain circumstances, delegate to our officers the authority to grant Awards to specified groups of employees and consultants. The Board has the sole authority to grant Options under the Amended Incentive Plan to non-employee directors. The maximum term of Options granted under the Amended Incentive Plan is ten years. The Committee shall determine, at the time of the award of SARs, the time period during which the SARs may be exercised and other terms that shall apply to the SARs. The Amended Incentive Plan terminates August 31, 2013.
A summary of activity for the Amended Incentive Plan is as follows:

		Weighted-
	Number of	Average
	SARs	Base Price

Outstanding at beginning of year	—	$—
Granted during the year	32,165,550	$4.69
Cancelled during the year	(78,280)	$4.59
Exercised during the year	—	$—

Outstanding at end of year	32,087,270	$4.69

Exercisable at end of year	—	$—

The weighted-average fair values and weighted average base prices of SARs granted under the Amended Incentive Plan are as follows:

		Fair	Base
Base Price	Number	Value	Price

Less than market price(1)	15,081,775	$5.44	$3.74
Equal to market price(2)	15,081,775	$6.88	$5.44
Equal to market price	2,002,000	$4.91	$6.13
Greater than market price	—	$—	$—

Total(3)	32,165,550	$4.33	$4.69

(1)	We originally granted these SARs below fair market value on date of grant; however, upon exercise the holder will receive only the difference between the base price and the lesser of $5.44 or the fair market value of our Class A common stock on the date of exercise.

(2)	We originally granted these SARs at fair market value on date of grant. As a result of the UGC Europe Exchange Offer and merger transaction in December 2003, we substituted UGC SARs for UGC Europe SARs.

(3)	All the SARs granted during Fiscal 2003 vest in five equal annual increments. Vesting of the SARs granted would be accelerated upon a change of control of UGC as defined in the Amended Incentive Plan. The table does not reflect the adjustment to the base prices on all outstanding SARs in January 2004. As a result of the dilution caused by our subscription rights offering that closed in February 2004, all base prices have since been reduced by $0.87.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes information about SARs outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
		Life	Base		Base
Base Price Range	Number	(Years)	Price	Number	Price

$3.74	15,042,635	9.97	$3.74	—	$—
$5.44	15,042,635	9.97	$5.44	—	$—
$6.13	1,997,000	9.75	$6.13	—	$—
$7.20	5,000	9.90	$7.20	—	$—

Total	32,087,270	9.95	$4.69	—	$—

The Amended Incentive Plan is accounted for as a variable plan and accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of our Class A common stock. Compensation expense of $8.8 million was recognized in the statement of operations for the year ended December 31, 2003.
     UGC Stock Option Plans
During 1993, Old UGC adopted a stock option plan for certain of its employees, which was assumed by us on January 30, 2002 (the “Employee Plan”). The Employee Plan was construed, interpreted and administered by the Committee, consisting of all members of the Board of Directors who were not our employees. The Employee Plan provided for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock were available to be granted in lieu of options for shares of Class A common stock. The Committee had the discretion to determine the employees and consultants to whom options were granted, the number of shares subject to the options, the exercise price of the options, the period over which the options became exercisable, the term of the options (including the period after termination of employment during which an option was to be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that were allowed to be granted to any one participant under the Employee Plan during any calendar year was 5,000,000 shares. The maximum term of options granted under the Employee Plan was ten years. Options granted were either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In general, for grants prior to December 1, 2000, options vested in equal monthly increments over 48 months, and for grants subsequent to December 1, 2000, options vested 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control of us as defined in the Employee Plan. At December 31, 2003, employees had options to purchase an aggregate of 10,745,692 shares of Class A common stock outstanding under The Employee Plan and options to purchase an aggregate of 3,000,000 shares of Class B common stock. The Employee Plan expired June 1, 2003. Options outstanding prior to the expiration date continue to be recognized, but no new grants of options will be made.
Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by us on January 30, 2002 (the “1993 Director Plan”). The 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of our Class A common stock to each member of the Board of Directors who was not also an employee of ours (a “non-employee director”) on June 1, 1993, and to each person who was newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by us on January 30,

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 (the “1998 Director Plan”, and together with the 1993 Director Plan, the “Director Plans”). Options under the 1998 Director Plan were granted at the discretion of our Board of Directors. The maximum term of options granted under the Director Plans was ten years. Under the 1993 Director Plan, options vested 25.0% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vested in equal monthly increments over the four-year period following the date of grant. Vesting under the Director Plans would be accelerated upon a change in control of us as defined in the respective Director Plans. Effective March 14, 2003, the Board of Directors terminated the 1993 Director Plan. At the time of termination, we had granted options for an aggregate of 860,000 shares of Class A common stock, of which 271,667 shares have been cancelled. Options outstanding prior to the date of termination continue to be recognized, but no new grants of options will be made.
Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if we had accounted for our Employee Plan’s and Director Plans’ options granted on or after March 1, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted for the years ended December 31, 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.40%	4.62%	4.78%
Expected lives	6 years	6 years	6 years
Expected volatility	100%	100%	95.13%
Expected dividend yield	0%	0%	0%
Based on the above assumptions, the total fair value of options granted was nil, $47.6 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.
A summary of stock option activity for the Employee Plan is as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	16,964,230	$7.88	5,141,807	$16.16	4,770,216	$16.95
Granted during the year	—	$—	11,970,000	$4.43	543,107	$10.08
Cancelled during the year	(3,067,084)	$5.90	(147,577)	$16.66	(157,741)	$20.12
Exercised during the year	(151,454)	$3.92	—	$—	(13,775)	$5.30

Outstanding at end of year	13,745,692	$8.36	16,964,230	$7.88	5,141,807	$16.16

Exercisable at end of year	8,977,124	$9.91	7,371,369	$10.28	3,125,596	$13.70

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of stock option activity for the Director Plans is as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	1,080,000	$10.52	1,110,416	$11.24	630,000	$18.13
Granted during the year	—	$—	200,000	$5.00	500,000	$5.00
Cancelled during the year	—	$—	(230,416)	$9.20	(19,584)	$73.45
Exercised during the year	(160,000)	$4.75	—	$—	—	$—

Outstanding at end of year	920,000	$11.53	1,080,000	$10.52	1,110,416	$11.24

Exercisable at end of year	702,290	$13.48	569,999	$12.81	487,290	$12.99

The combined weighted-average fair values and weighted-average exercise prices of options granted under the Employee Plan and the Director Plans are as follows:

	Year Ended December 31,

	2002			2001

		Fair	Exercise		Fair	Exercise
Exercise Price	Number	Value	Price	Number	Value	Price

Less than market price	2,900,000	$4.53	$2.64	3,149	$9.65	$5.96
Equal to market price	—	$—	$—	100,000	$13.71	$17.38
Greater than market price	9,270,000	$3.71	$5.00	939,958	$4.10	$6.62

Total	12,170,000	$3.91	$4.44	1,043,107	$5.03	$7.64

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price Range	Number	(Years)	Price	Number	Price

$4.16–$4.75	407,000	3.75	$4.29	407,000	$4.29
$5.00–$5.00	10,977,808	8.09	$5.00	6,203,710	$5.00
$5.11–$7.13	996,182	3.89	$5.75	974,677	$5.77
$7.75–$86.50	2,284,702	5.84	$27.66	2,094,027	$28.68

Total	14,665,692	7.33	$8.56	9,679,414	$10.17

     UPC Stock Option Plans
UPC adopted a stock option plan on June 13, 1996, as amended (the “UPC Plan”), for certain of its employees and those of its subsidiaries. Options under the UPC Plan were granted at fair market value at the time of the grant, unless determined otherwise by UPC’s Supervisory Board. The maximum term that the options were exerciseable was five years from the date of the grant. In order to introduce the element of “vesting” of the options, the UPC Plan provided that even though the options were exercisable upon grant, the options were subject to repurchase rights reduced by equal monthly amounts over a vesting period of 36 months for options granted in 1996 and 48 months for all other options. Upon termination of an employee

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(except in the case of death, disability or the like), all unvested options previously exercised were resold to UPC at the exercise price and all vested options were exercised within 30 days of the termination date. UPC’s Supervisory Board was allowed to alter these vesting schedules at its discretion. The UPC Plan also contained anti-dilution protection and provided that, in the case of a change of control, the acquiring company had the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control. As a result of UPC’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC’s existing stock-based compensation plans were cancelled.
Pro forma information regarding net income (loss) and net income (loss) per share is presented below as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended
	December 31,

	2002	2001

Risk-free interest rate	3.16%	4.15%
Expected lives	5 years	5 years
Expected volatility	118.33%	112.19%
Expected dividend yield	0%	0%
Based on the above assumptions, the total fair value of options granted was approximately $0.1 million and $140.5 million for the years ended December 31, 2002 and 2001, respectively.
The UPC Plan was accounted for as a variable plan prior to UPC’s initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC’s common stock. Thereafter, the UPC Plan was accounted for as a fixed plan. Compensation expense of $29.2 million, $31.9 million and $30.6 million was recognized in the statement of operations for the years ended December 31, 2003, 2002 and 2001, respectively.
In March 1998, UPC adopted a phantom stock option plan (the “UPC Phantom Plan”) which permitted the grant of phantom stock rights in up to 7,200,000 shares of UPC’s common stock. The UPC Phantom Plan gave the employee the right to receive payment equal to the difference between the fair value of a share of UPC common stock and the option base price for the portion of the rights vested. The rights were granted at fair value at the time of grant, and generally vested in equal monthly increments over the four-year period following the effective date of grant and were exerciseable for ten years following the effective date of grant. UPC had the option of payment in (i) cash, (ii) freely tradable shares of our Class A common stock or (iii) freely tradable shares of UPC’s common stock. The UPC Phantom Plan contained anti-dilution protection and provided that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. As a result of UPC’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC’s existing stock-based compensation plans were cancelled. The UPC Phantom Plan was accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense (credit) of nil and $(22.8) million was recognized in the statement of operations for the years ended December 31, 2002 and 2001, respectively.

16.	Segment Information
Our European operations are currently organized into two principal divisions-UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a Broadband division that provides video services, telephone services and high-speed Internet access services to residential and business customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and “Adjusted EBITDA”. Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. “EBITDA” is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, provision for loss on investments, gain (loss) on sale of investments in affiliates, gain on extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, certain litigation expenses and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments’ Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$592,223	$459,044	$365,988
Austria	260,162	198,189	163,073
Belgium	31,586	24,646	22,318
Czech Republic	63,348	44,337	38,588
Norway	95,284	76,430	59,707
Hungary	165,450	124,046	93,206
France	113,946	92,441	83,811
Poland	85,356	76,090	132,669
Sweden	75,057	52,560	40,493
Slovak Republic	25,467	18,852	17,607
Romania	20,189	16,119	12,710

Total	1,528,068	1,182,754	1,030,170
Germany	—	28,069	45,848
Corporate and other(1)	32,563	35,139	51,762

Total	1,560,631	1,245,962	1,127,780

chellomedia
Priority Telecom(1)	121,330	112,637	206,149
Media(1)	98,463	69,372	75,676
Investments	528	465	—

Total	220,321	182,474	281,825

Intercompany Eliminations	(127,055)	(108,695)	(176,417)

Total	1,653,897	1,319,741	1,233,188

Latin America:
Broadband
Chile	229,835	186,426	166,590
Brazil, Peru, Uruguay	7,798	7,054	6,044

Total	237,633	193,480	172,634

Australia
Broadband	—	—	145,423
Content	—	—	9,973
Other	—	—	235

Total	—	—	155,631

Corporate and other (United States)	—	1,800	441

Total	$1,891,530	$1,515,021	$1,561,894

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Adjusted EBITDA

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$267,075	$119,329	$40,913
Austria	98,278	64,662	40,583
Belgium	12,306	8,340	4,367
Czech Republic	24,657	9,241	9,048
Norway	27,913	17,035	5,337
Hungary	63,357	41,487	26,555
France	13,920	(10,446)	(25,678)
Poland	24,886	15,794	(8,633)
Sweden	31,827	15,904	6,993
Slovak Republic	10,618	4,940	2,802
Romania	7,545	6,044	3,165
Other	386	535	1,434

Total	582,768	292,865	106,886
Germany	—	12,562	22,197
Corporate and other(1)	(46,091)	(25,727)	(93,781)

Total	536,677	279,700	35,302
chellomedia
Priority Telecom(1)	14,530	(3,809)	(79,758)
Media(1)	22,874	(4,851)	(100,599)
Investments	(1,033)	(374)	—

Total	36,371	(9,034)	(180,357)

Total	573,048	270,666	(145,055)

Latin America:
Broadband
Chile	69,951	41,959	26,860
Brazil, Peru, Uruguay	8	(3,475)	(4,016)

Total	69,959	38,484	22,844

Australia
Broadband	—	—	(32,338)
Content	—	—	(6,849)
Other	—	(282)	(832)

Total	—	(282)	(40,019)

Corporate and other (United States)	(14,125)	(12,494)	(29,013)

Total	$628,882	$296,374	$(191,243)

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total segment Adjusted EBITDA reconciles to consolidated net income (loss) as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Total segment Adjusted EBITDA	$628,882	$296,374	$(191,243)
Depreciation and amortization	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other	(35,970)	(1,274)	(204,127)
Stock-based compensation	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest expense, net	(314,078)	(641,786)	(966,134)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Other expense, net	(14,884)	(120,832)	(265,512)

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Other, net	395,293	(415,670)	150,735

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Investments in Affiliates		Long-Lived Assets		Total Assets

	December 31,		December 31,		December 31,

	2003	2002	2003	2002	2003	2002

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$222	$215	$1,334,294	$1,310,783	$2,493,134	$1,884,044
Austria	—	—	307,758	282,628	700,209	450,526
Belgium	—	—	22,596	22,395	88,725	44,444
Czech Republic	—	—	117,527	120,863	201,103	127,691
Norway	—	—	219,651	226,981	280,528	249,761
Hungary	1,708	—	249,515	251,120	541,139	343,287
France	—	—	246,307	573,167	274,180	608,650
Poland	15,049	3,277	118,586	124,088	302,216	245,122
Sweden	—	—	94,414	87,339	321,961	237,619
Slovak Republic	—	—	35,697	26,896	67,027	33,428
Romania	—	—	15,235	9,403	42,503	31,078

Total	16,979	3,492	2,761,580	3,035,663	5,312,725	4,255,650
Corporate and other(1)	65,279	112,507	14,154	39,455	374,876	576,568

Total	82,258	115,999	2,775,734	3,075,118	5,687,601	4,832,218

chellomedia
Priority Telecom(1)	3,232	—	182,491	202,986	241,909	261,301
Media(1)	2,257	4,037	43,578	48,625	232,527	72,554

Total	5,489	4,037	226,069	251,611	474,436	333,855

Total	87,747	120,036	3,001,803	3,326,729	6,162,037	5,166,073

Latin America:
Broadband
Chile	—	—	322,606	293,941	602,762	509,376
Brazil, Peru, Uruguay	3,522	33,817	9,584	9,448	18,388	55,381

Total	3,522	33,817	332,190	303,389	621,150	564,757

Corporate and other (United States)	3,969	—	8,750	10,093	316,484	200,764

Total	$95,238	$153,853	$3,342,743	$3,640,211	$7,099,671	$5,931,594

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Depreciation and Amortization			Capital Expenditures

	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$(225,638)	$(230,852)	$(252,356)	$(63,451)	$(97,841)	$(213,846)
Austria	(85,589)	(71,924)	(68,513)	(43,751)	(38,388)	(92,679)
Belgium	(6,877)	(5,952)	(7,531)	(3,473)	(2,884)	(8,367)
Czech Republic	(18,665)	(16,317)	(24,577)	(12,294)	(4,706)	(26,287)
Norway	(36,765)	(37,288)	(35,918)	(9,714)	(7,050)	(60,562)
Hungary	(39,102)	(34,889)	(35,202)	(23,004)	(16,659)	(31,599)
France	(99,913)	(85,940)	(78,732)	(48,810)	(19,688)	(114,596)
Poland	(28,487)	(28,517)	(126,855)	(8,476)	(4,464)	(35,628)
Sweden	(19,668)	(13,519)	(37,098)	(9,778)	(8,974)	(28,767)
Slovak Republic	(8,939)	(7,478)	(13,124)	(3,848)	(501)	(5,005)
Romania	(2,984)	(2,494)	(1,578)	(5,286)	(4,547)	(3,433)

Total	(572,627)	(535,170)	(681,484)	(231,885)	(205,702)	(620,769)
Germany	—	(9,240)	(107,799)	—	(3,357)	(12,788)
Corporate and other(1)	(86,939)	(61,543)	(74,420)	(35,666)	(6,491)	(47,773)

Total	(659,566)	(605,953)	(863,703)	(267,551)	(215,550)	(681,330)
chellomedia
Priority Telecom(1)	(60,952)	(45,239)	(80,887)	(16,727)	(30,658)	(69,710)
UPC Media(1)	(17,706)	(20,565)	(37,305)	(5,779)	(6,241)	(50,051)

Total	(78,658)	(65,804)	(118,192)	(22,506)	(36,899)	(119,761)

Total	(738,224)	(671,757)	(981,895)	(290,057)	(252,449)	(801,091)

Latin America:
Broadband
Chile	(66,928)	(54,458)	(54,027)	(41,391)	(80,006)	(135,821)
Brazil, Peru, Uruguay	(2,206)	(2,371)	(7,824)	(1,582)	(2,679)	(10,418)

Total	(69,134)	(56,829)	(61,851)	(42,973)	(82,685)	(146,239)

Australia
Broadband	—	—	(100,489)	—	—	(48,291)
Other	—	—	(1,282)	—	—	—

Total	—	—	(101,771)	—	—	(48,291)

Corporate and other (United States)	(1,305)	(1,415)	(1,659)	(94)	(58)	(790)

Total	$(808,663)	$(730,001)	$(1,147,176)	$(333,124)	$(335,192)	$(996,411)

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Impairment of Long-Lived Assets

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
UPC Broadband	$(402,239)	$(75,305)	$(682,633)
Priority Telecom	—	(359,237)	(418,413)
Swiss wireless license	—	—	(91,260)
Microsoft contract acquisition rights	—	—	(59,831)
Other	—	(1,611)	(68,805)

Total	$(402,239)	$(436,153)	$(1,320,942)

     2003
During the fourth quarter of 2003, various events took place that indicated the long-lived assets in our French asset group were potentially impaired: 1) We entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; 2) We made downward revisions to the revenue and Adjusted EBITDA projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and 3) We performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe Exchange Offer that confirmed a decrease in fair value of our French assets. As a result, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis (supported by the independent valuation from the UGC Europe Exchange Offer), and recorded an impairment of $384.9 million and $8.4 million for the difference between the fair value and the carrying amount of property, plant and equipment and other long-lived assets, respectively. We also recorded a total of $8.9 million for other impairments in 2003.
     2002
Based on our annual impairment test as of December 31, 2002 in accordance with SFAS 142, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively. In addition, we wrote off other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic, Czech Republic and Priority Telecom amounting to $73.4 million for the year ended December 31, 2002.
     2001
Due to the lack of financial resources to fully develop the triple play in Germany, and due to our inability to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a “care and maintenance” program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, we determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of our investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use and related goodwill within our subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. We revised our strategic plans for using these assets because of reduced levels of private equity funding activity for these businesses and our decision to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.
In 2000 we acquired a license to operate a wireless telecommunications system in Switzerland. During the fourth quarter of 2001, in connection with our overall strategic review, we determined that we were not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.
As a result of issuing warrants to acquire common stock of UPC during 1999 and 2000, we recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Restructuring Charges and Other
In 2001, UPC implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC’s operations to permanently eliminate open positions resulting from normal employee attrition. The following table summarizes these costs by type as of December 31, 2003:

			Programming	Asset
	Employee		and Lease	Disposal
	Severence and	Office	Contract	Losses and
	Termination(2)	Closures	Termination	Other	Total

	(In thousands)
Restructuring charges	$46,935	$16,304	$93,553	$47,335	$204,127
Cash paid and other releases	(13,497)	(6,386)	(14,814)	(3,294)	(37,991)
Foreign currency translation adjustments	127	38	12,468	(29,537)	(16,904)

Restructuring liability as of December 31, 2001	33,565	9,956	91,207	14,504	149,232
Restructuring charges (credits)	13,675	7,884	(32,035)	11,750	1,274
Cash paid and other releases	(30,944)	(4,622)	(32,231)	(24,449)	(92,246)
Foreign currency translation adjustments	3,133	978	9,920	2,590	16,621

Restructuring liability as of December 31, 2002	19,429	14,196	36,861	4,395	74,881
Restructuring charges (credits)(1)	177	7,506	—	(605)	7,078
Cash paid and other releases	(13,628)	(5,934)	(5,981)	(1,991)	(27,534)
Foreign currency translation adjustments	2,427	1,053	3,519	643	7,642

Restructuring liability as of December 31, 2003	$8,405	$16,821	$34,399	$2,442	$62,067

Short-term portion	$3,682	$6,002	$3,795	$794	$14,273
Long-term portion	4,723	10,819	30,604	1,648	47,794

Total	$8,405	$16,821	$34,399	$2,442	$62,067

(1)	Restructuring charges and other in 2003 also includes other litigation settlements totaling $22.2 million and costs incurred by UGC Europe related to the UGC Europe Exchange Offer and merger of $6.7 million.

(2)	Included nil and 45 employees scheduled for termination as of December 31, 2003 and 2002, respectively.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Income Taxes
The significant components of our consolidated deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,017,895	$1,431,785
U.S. tax net operating loss carryforward	9,258	—
Accrued interest expense	20,985	91,036
Investment valuation allowance and other	33,619	22,442
Property, plant and equipment, net	310,657	40,063
Intangible assets, net	20,701	—
Other	48,743	38,213

Total deferred tax assets	1,461,858	1,623,539
Valuation allowance	(1,331,778)	(1,607,089)

Deferred tax assets, net of valuation allowance	130,080	16,450

Deferred tax liabilities:
Cancellation of debt and other	(110,583)	(110,583)
Intangible assets	(82,679)	(12,056)
Other	(25,937)	(41)

Total deferred tax liabilities	(219,199)	(122,680)

Deferred tax liabilities, net	$(89,119)	$(106,230)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The difference between income tax expense (benefit) provided in the accompanying consolidated financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Expected income tax expense (benefit) at the U.S. statutory rate of 35%	$560,026	$491,379	$(1,632,925)
Tax effect of permanent and other differences:
Change in valuation allowance	(516,810)	173,604	814,612
Gain on sale of investment in affiliate	(133,211)	(51,774)	—
Tax ruling regarding UPC reorganization	107,922	—	—
Enacted tax law changes, case law and rate changes	(92,584)	—	—
Revenue for book not for tax	75,308	—	—
Other	26,122	(11,415)	(5,063)
Financial instruments	15,280	95,178	—
Non-deductible interest accretion	8,680	110,974	81,149
State tax, net of federal benefit	7,193	42,118	(139,965)
International rate differences	(5,857)	58,407	187,027
Non-deductible foreign currency exchange results	(3,595)	(104,598)	—
Non-deductible expenses	1,870	12,024	14,740
Gain on extinguishment of debt	—	(728,754)	(1,310)
Goodwill impairment	—	114,039	559,028
Amortization of goodwill	—	—	84,020
Gain on issuance of common equity securities by subsidiaries	—	—	(1,974)

Total income tax expense (benefit)	$50,344	$201,182	$(40,661)

Income tax expense (benefit) consists of:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
U.S. Federal	$1,008	$23,801	$—
State and local	1,674	4,966	—
Foreign jurisdiction	2,916	5,592	2,506

	5,598	34,359	2,506

Deferred:
U.S. Federal	$61,768	$138,746	$—
State and local	8,519	19,136	—
Foreign jurisdiction	(25,541)	8,941	(43,167)

	44,746	166,823	(43,167)

Income tax expense (benefit)	$50,344	$201,182	$(40,661)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of our foreign tax loss carryforwards are as follows:

	Tax Loss		Expiration
Country	Carryforward	Tax Asset	Date

The Netherlands	$1,293,157	$446,139	Indefinite
France	786,516	278,662	Indefinite
Norway	302,860	84,801	2007–2012
Chile	273,619	45,147	Indefinite
Austria	226,173	76,899	Indefinite
Hungary	142,158	22,746	2004–2009
Poland	88,286	16,774	2004–2008
Other	163,602	46,727	Various

Total	$3,276,371	$1,017,895

     Foreign Tax Issues
Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be “controlled foreign corporations” (“CFC”) under U.S. tax law (the “Code”). In general, a U.S. corporation that is a shareholder in a CFC may be required to include in its income the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. In addition, certain income earned by most of our foreign subsidiaries during a taxable year when our subsidiaries have positive earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income. Since we and a majority of our subsidiaries are investors in, or are involved in, foreign businesses, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend. Because we must calculate our foreign tax credit separately for dividends received from certain of our foreign subsidiaries from those of other foreign subsidiaries and because of certain other limitations, our ability to claim a foreign tax credit may be limited. Some of our operating companies are located in countries with which the U.S. does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.
We through our subsidiaries maintain a presence in 15 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the U.S., such as a value added tax

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
system. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.
UPC discharged a substantial amount of debt in connection with its reorganization. Under Dutch tax law, the discharge of UPC’s indebtedness in connection with its reorganization would generally constitute taxable income to UPC in the period of discharge. UPC has reached an agreement with the Dutch tax authorities whereby UPC is able to utilize net operating loss carry forwards to offset any Dutch income taxes arising from the discharge of debt in 2003. UPC, together with its “fiscal unity” companies, expects that for the year ended December 31, 2003 it will have sufficient current year and carry forward losses to fully offset any income to be recognized on the discharge of the debt.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	—	—
Equity transactions of subsidiaries	6,555	—	—
Accrual of dividends on Series B convertible preferred stock	—	(156)	(1,873)
Accrual of dividends on Series C convertible preferred stock	—	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	—	(1,621)	(20,125)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,094	(4,566,513)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Basic net income (loss) attributable to common stockholders	$3,425,025	$(360,628)	$(4,546,457)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	418,874,941	390,087,623	99,834,387
Adjustment for rights offering in February 2004	43,149,291	40,183,842	10,284,175

Basic weighted-average number of common shares outstanding	462,024,232	430,271,465	110,118,562

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	—	—
Equity transactions of subsidiaries	6,555	—	—
Accrual of dividends on Series B convertible preferred stock	—	—	(1,873)
Accrual of dividends on Series C convertible preferred stock	—	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	—	(1,621)	(20,125)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,250	(4,566,513)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Diluted net income (loss) attributable to common stockholders	$3,425,025	$(360,472)	$(4,546,457)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	462,024,232	430,271,465	110,118,562
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	109,544	—	—
Incremental shares attributable to the assumed exercise of contingently issuable shares	92,470	—	—
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	220,115	9,701	—
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock	—	224,256	—

Diluted weighted-average number of common shares outstanding	462,446,361	430,505,422	110,118,562

21.	Related Party Transactions
     Loans to Officers and Directors
In 2000 and 2001, Old UGC made loans through a subsidiary to Michael T. Fries, Mark L. Schneider and John F. Riordan, each of whom at the time was a director or an executive officer of Old UGC. The loans, totaling approximately $16.6 million, accrued interest at 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note. The purpose of the loans was to enable these individuals to repay margin debt secured by common stock of Old UGC or its subsidiaries without having to liquidate their stock ownership positions in Old UGC or its subsidiaries. Each loan was secured by certain outstanding stock options and phantom stock options issued by Old UGC and its subsidiaries to the borrower, and certain of the loans were also secured by common stock of Old UGC and its subsidiaries held by the borrower. Initially the loans were recourse to the borrower, however, in April 2001, the Old UGC board of directors revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. Accordingly, such amounts have been reflected as a reduction of stockholders’ equity. The written documentation for these loans provided that they were payable on demand, or, if not paid sooner, on November 22, 2002. On January 22, 2003, we notified Mr. Fries and Mr. Schneider of foreclosure on all of the collateral securing the loans, which loans had an outstanding balance on such date, including interest, of approximately $8.8 million. Our board of directors authorized payment to Mr. Fries and Mr. Schneider a bonus in the aggregate amount of approximately $1.7 million to pay the taxes resulting from the foreclosure and the bonus. On January 6, 2004, we notified Mr. Riordan of foreclosure on all of the collateral securing his loans, which loans had an outstanding balance on such date, including interest, of approximately $10.1 million.
     Merger Transaction Loans
When Old UGC issued shares of its Series E preferred stock in connection with the merger transaction with Liberty in January 2002, the Principal Founders delivered full-recourse promissory notes to Old UGC in the aggregate amount of $3.0 million in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has been made by then. Such amounts have been reflected as a reduction of stockholders’ equity, as such transactions are accounted for as variable option awards because the loans do not meet the criteria of recourse loans for accounting purposes.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Mark L. Schneider Transactions
In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan, which is due and payable upon the sale of the certificates or the expiration of the stock options, bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. In 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loans proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. In addition, chello broadband cancelled the unvested options and related loan amount in May 2003. The outstanding loan balance was €380,197 at December 31, 2003.
     Gene W. Schneider Employment Agreement
On January 5, 2004, we entered into a five-year employment agreement with Mr. Gene W. Schneider. Pursuant to the employment agreement, Mr. Schneider shall continue to serve as the non-executive chairman of our Board for so long as requested by our Board, and is subject to a five year non-competition obligation (regardless of when his employment under the employment agreement is terminated). In exchange, Mr. Schneider shall receive an annual base salary of not less than his current base salary, is eligible to participate in all welfare benefit plans or programs covering UGC’s senior executives generally, and is entitled to receive certain additional fringe benefits. The employment agreement terminates upon Mr. Schneider’s death. We may terminate him for certain disabilities and for cause. Mr. Schneider may terminate the employment agreement for any reason on thirty days notice to UGC. If the employment agreement is terminated for death or disability, we shall make certain payments to Mr. Schneider or his personal representatives, as appropriate, for his annual base salary accrued through the termination date, the amount of any annual base salary that would have accrued from the termination date through the end of the employment period had Mr. Schneider’s employment continued through the end of the five year term, and compensation previously deferred by Mr. Schneider, if any, but not paid to him. Certain stock options and other equity-based incentives granted to Mr. Schneider shall remain exercisable until the third anniversary of the termination date (but not beyond the term of the award). Upon Mr. Schneider’s election to terminate the employment agreement early, he is entitled to certain payments from us. If the employment agreement is terminated for cause by us, we have no further obligations to Mr. Schneider under the agreement, except with respect to certain compensation accrued through the date of termination and compensation previously deferred, if any, by Mr. Schneider.
     Spinhalf Contract
In 2002, a subsidiary of UPC entered into a contract with Spinhalf Ltd for the provision of network services. This company is owned by a family member of John F. Riordan, a former director and former Chief Executive Officer of UPC. Amounts incurred with respect to such contracted services to date are approximately €7.8 million. We terminated the network support contract with Spinhalf during 2003.
     Gene W. Schneider Life Insurance
In 2001, Old UGC’s board of directors approved a “split-dollar” policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Old UGC’s board of directors believed that this policy was a reasonable addition to Mr. Schneider’s compensation package in view of his many years of service to Old UGC. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. In the event the law is subsequently clarified to permit Old UGC to again make the premium payments

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the policy, Old UGC will pay the premiums annually until the first to occur of the death of both insureds, the lapse of the roll-out period, or at such time as The Gene W. Schneider Trust (the “2001 Trust”) fails to make its contribution to Old UGC for the premiums due on the policy. The 2001 Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums paid by Old UGC. The Trust will contribute to Old UGC an amount equal to the annual economic benefit provided by the policy. The trustees of the Trust are the children of Mr. Schneider. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.
     Programming Agreements
In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. (“Discovery”), Pramer S.C.A. (“Pramer”) and Torneos y Competencias, S.A. (“TyC”). Liberty has a 50% equity interest in Discovery and a 40% equity interest in TyC. Pramer is an indirect wholly-owned subsidiary of Liberty. VTR has programming agreements with Discovery, TyC and Pramer. The cost of these agreements with VTR is approximately $4.2 million per year. UGC Europe has programming agreements with Discovery and the cost of these agreements is approximately $9.8 million per year. All of the agreements have a fixed term with maturities ranging from August 2004 to year-end 2006, however, most of the agreements will automatically renew for an additional year unless terminated upon prior notice.

22.	Subsequent Events

Liberty Acquisition of Controlling Interest
On January 5, 2004, Liberty acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash (the “Founders Transaction”). Upon the completion of this exchange and subsequent acquisitions of our stock, Liberty owns approximately 55% of our common stock, representing approximately 92% of the voting power. Beginning with the next annual meeting of our stockholders, the holders of our Class A, Class B and Class C common stock will vote together as a single class in the election of our directors. Liberty now has the ability to elect our entire board of directors and otherwise to generally control us. The closing of the Founders Transaction resulted in a change of control of us.
Upon closing of the Founders Transaction, our existing standstill agreement with Liberty terminated, except for provisions of that agreement granting Liberty preemptive rights to acquire shares of our Class A common stock. These preemptive rights will survive indefinitely, as modified by an agreement dated November 12, 2003, between Liberty and us. The former standstill agreement restricted the amount of our stock that Liberty could acquire and restricted the way Liberty could vote our stock. On January 5, 2004, Liberty entered into a new standstill agreement with us that generally limits Liberty’s ownership of our common stock to 90% or less, unless Liberty makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction.
Prior to January 5, 2004, we understand that Liberty accounted for its investment in us under the equity method of accounting, as certain voting and standstill agreements entered into between them and the Founders precluded Liberty’s ability to control us. Liberty’s acquisition of the Founders’ shares on January 5, 2004 caused those voting restrictions to terminate and allows Liberty to fully exercise their voting rights and control us. As a result, Liberty began consolidating us from the date of that transaction. Liberty has elected to push down its investment basis in us (and the related purchase accounting adjustments) as part of its consolidation process. The effects of this pushdown accounting will likely reduce our total assets and stockholders’ equity by a material amount and could have a material effect on our statement of operations.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Liberty Exercise of Preemptive Right
Pursuant to the terms of a standstill agreement, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty has the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain its then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right does not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to the existing business of us and our subsidiaries, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our board (such options and all shares issued pursuant thereto not to exceed 10% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which Liberty had the right to exercise preemptive rights. Based on the foregoing provisions, in January 2004, Liberty exercised its preemptive right, based on shares of Class A common stock issued by us in the UGC Europe Exchange Offer. As a result, Liberty acquired approximately 18.3 million shares of our Class A common stock at $7.6929 per share. Liberty paid for the shares through the cancellation of $102.7 million of notes we owed Liberty, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash.
     Rights Offering
We distributed to our stockholders of record on January 21, 2004, transferable subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The rights offering, which expired on February 12, 2004, was fully subscribed, resulting in gross proceeds to us of approximately $1.0 billion. We issued approximately 83.0 million shares of our Class A common stock, 2.3 million shares of Class B common stock and 84.9 million shares of our Class C common stock in the rights offering.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Cordillera Comunicaciones Holding Limitada:
We have audited the accompanying consolidated balance sheets of Cordillera Comunicaciones Holding Limitada and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cordillera Comunicaciones Holding Limitada and Subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in Chile, which differ in certain respects from accounting principles generally accepted in the United States of America (see Note 27 to the consolidated financial statements).

ERNST & YOUNG LTDA.
Santiago, February 25, 2005

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Balance Sheets
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	As of December 31,

	2003	2004	2004

	ThCh$	ThCh$	ThUS$
			Note 2(e)
ASSETS
CURRENT ASSETS
Cash	210,523	211,672	380
Time deposits (Note 3)	6,936,432	4,033,512	7,236
Trade receivables, net (Note 4)	2,580,504	2,022,823	3,629
Notes receivable (Note 4)	92,652	114,250	205
Miscellaneous receivables (Note 4)	2,673,926	1,426,134	2,559
Notes and accounts receivable from related companies (Note 5)	232,509	228,921	411
Recoverable income taxes, net (Note 6)	76,634	79,553	143
Prepaid expenses (Note 7)	988,849	631,278	1,133
Deferred income taxes net (Note 6)	1,375,702	1,505,421	2,701

Total current assets	15,167,731	10,253,564	18,397

PROPERTY, PLANT AND EQUIPMENT (Note 8)
Land	500,019	500,019	897
Buildings and other infrastructure	118,466,606	120,942,228	216,976
Machinery and equipment	12,044,082	13,453,463	24,136
Furniture and fixtures	4,126,938	4,380,580	7,859
Other property, plant and equipment	15,092,271	14,424,263	25,878
Less: Accumulated depreciation	(34,686,655)	(44,929,770)	(80,602)

Property, plant and equipment, net	115,543,261	108,770,783	195,144

OTHER ASSETS
Investment in other companies, net (Note 9)	233,512	225,341	403
Goodwill, net (Note 10)	62,349,750	58,057,299	104,156
Intangibles, net	1,711,696	1,539,410	2,761
Deferred income taxes, net (Note 6)	8,349,411	9,536,666	17,109
Other assets (Note 11)	11,585,426	10,682,574	19,164

Total other assets	84,229,795	80,041,290	143,593

TOTAL ASSETS	214,940,787	199,065,637	357,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Banks and financial institutions, short-term (Note 12)	—	59,325	106
Banks and financial institutions, current portion (Note 12)	7,631,787	7,587,230	13,612
Accounts payable (Note 13)	9,258,399	7,289,371	13,077
Notes payable (Note 14)	12,133	12,193	22
Miscellaneous payables (Note 15)	1,041,968	14,508,434	26,029
Notes and accounts payable to related companies (Note 5)	753,025	11,893,748	21,338
Provisions and withholdings (Note 16)	1,297,142	1,432,338	2,570
Unearned revenues (Note 17)	736,997	680,687	1,221
Deferred taxes (Note 6)	161,459	—	—
Other current liabilities (Note 18)	4,292,744	842,019	1,511

Total current liabilities	25,185,654	44,305,345	79,486

LONG-TERM LIABILITIES
Banks and financial institutions, non-current portion (Note 12)	30,246,442	22,650,889	40,637
Long-term notes payables (Note 15)	14,761,670	—	—
Notes and accounts payable to related companies (Note 5)	—	872,688	1,566
Deferred taxes (Note 6)	3,204,918	3,015,508	5,410
Other long-term liabilities	375,491	314,247	564
Deferred gains (Note 19)	1,474,427	1,400,705	2,513

Total long-term liabilities	50,062,948	28,254,037	50,690

Minority interest	4,131,190	3,670,536	6,585
Commitments and contingencies (Note 24)	—	—	—
SHAREHOLDERS’ EQUITY (Note 20)
Paid-in capital	205,865,408	205,865,408	369,332
Price-level restatement	1,852,790	1,852,790	3,324
Accumulated deficit	(58,374,521)	(72,157,203)	(129,451)
Net loss for the year	(13,782,682)	(12,725,276)	(22,832)

Total Shareholders’ equity	135,560,995	122,835,719	220,373

Total Liabilities and Shareholders’ equity	214,940,787	199,065,637	357,134

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Income Statements
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
OPERATING INCOME
Operating revenue	47,911,196	46,100,072	45,547,636	81,714
Operating costs	(43,594,223)	(39,034,899)	(39,864,637)	(71,519)

Operating margin	4,316,973	7,065,173	5,682,999	10,195

Administrative and selling expenses	(15,958,113)	(14,279,993)	(14,328,858)	(25,707)

Operating loss	(11,641,140)	(7,214,820)	(8,645,859)	(15,512)

NON-OPERATING INCOME
Financial revenue	372,907	218,122	59,530	107
Other non-operating income	58,583	306,224	416,010	746
Financial expenses	(2,431,445)	(2,708,735)	(2,335,803)	(4,191)
Other non-operating expenses (Note 21)	(1,567,912)	(1,129,243)	(410,524)	(736)
Goodwill amortization (Note 10)	(4,207,744)	(4,289,132)	(4,225,945)	(7,582)
Price-level restatement, net (Note 22)	294,056	75,810	349,259	627
Foreign currency translation (Note 22)	(974,908)	(1,296,437)	(213,322)	(383)

Non-operating loss	(8,456,463)	(8,823,391)	(6,360,795)	(11,412)

Loss before taxes and minority interest	(20,097,603)	(16,038,211)	(15,006,654)	(26,924)

Tax benefit (Note 6)	2,449,618	2,088,982	1,820,722	3,267
Minority interest	88,679	166,547	460,656	825

Net loss for the year	(17,559,306)	(13,782,682)	(12,725,276)	(22,832)

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,559,306)	(13,782,682)	(12,725,276)	(22,832)
Charges (credits) to income that do not represent cash flows
Depreciation	8,764,859	9,748,814	10,296,535	18,471
Software and other amortization	321,353	448,062	686,750	1,232
Amortization of residential cable TV installations	2,833,638	3,621,253	4,252,345	7,629
Other current amortization	—	(14,227)	(71,300)	(128)
Loss on sale of fixed assets	—	32,309	25,036	46
Deferred taxes	(2,622,653)	(2,056,674)	(1,810,281)	(3,247)
Write-offs	675,653	290,492	276,638	496
Allowance for doubtful accounts	3,113,675	1,263,257	1,005,935	1,805
Vacation accrual	169,081	157,742	139,771	251
Valuation and obsolescence provision	130,627	144,568	—	—
Goodwill amortization	4,207,744	4,289,132	4,225,945	7,582
Price-level restatement	(294,056)	(75,810)	(349,259)	(627)
Foreign Currency Translation	974,908	1,296,437	213,322	383
Accrued interest	915,808	856,174	—	—
Investment price level restatement	320,720	(198,421)	39,646	71
Unrealised gain (loss) on forward operations	859,354	300,314	(3,587,789)	(6,437)
Other	(106,523)	(101,597)	(74,159)	(133)
Decrease (increase) in Assets
Trade receivables, net	(3,725,551)	(10,629)	(448,254)	(804)
Miscellaneous receivables	(707,723)	(943,853)	1,222,435	2,193
Notes and accounts receivable from related parties	116,186	113,671	(1,058)	—
Income taxes recoverable, net	842,846	10,498	(2,919)	(5)
Prepaid expenses	1,522,124	(109,591)	66,394	119
Other current assets, net	409,755	—	—	—
(Decrease) increase in Liabilities
Accounts and notes payable	(3,925,898)	(3,871,445)	(2,083,614)	(3,738)
Miscellaneous payables	(9,918)	725,923	(1,092,492)	(1,960)
Accrued liabilities and withholdings	270,724	(55,487)	150,899	271
Notes and accounts payable to related parties	816,683	(647,855)	124,655	224
Unearned revenues	475,007	(112,226)	(56,310)	(101)
Other current liabilities	—	313,475	137,064	246
Short-term bank obligations	—	—	59,325	106
Minority interest	(88,678)	(166,547)	(396,710)	(712)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
Total cash flows provided from (used in) operating activities	(1,299,561)	1,465,077	223,274	401

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subsidiary shares	—	5,047,718	—	—
Loan proceeds	18,365,974	—	11,900,000	21,349
Related company proceeds	—	2,612	—	—
Other payments to related companies	—	(7,289)	—	—
Payments for bank obligations	—	(63,068)	(7,421,738)	(13,315)

Total cash flows from financing activities	18,365,974	4,979,973	4,478,262	8,034

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property, plant and equipment	—	206,299	33,663	60
Purchase of property, plant and equipment	(3,687,334)	(8,420,557)	(4,039,429)	(7,247)
Purchase of software and licenses	(381,386)	(453,475)	(508,737)	(913)
Additions to residential Cable TV installations	(4,533,873)	(3,505,310)	(2,915,939)	(5,231)

Total cash flows used in investing activities	(8,602,593)	(12,173,043)	(7,430,442)	(13,331)

Total net cash flow for the year	8,463,820	(5,727,993)	(2,728,906)	(4,896)
Effect of inflation on cash and cash equivalents	(445,612)	(129,719)	(172,865)	(310)

Increase (decrease) of cash and cash equivalents during the year	8,018,208	(5,857,712)	(2,901,771)	(5,206)
Cash and cash equivalents at the beginning of the year	4,986,459	13,004,667	7,146,955	12,822

Cash and cash equivalents at the end of the year	13,004,667	7,146,955	4,245,184	7,616

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 1.	The Company:
Cordillera Comunicaciones Holding Limitada (the “Company”) was incorporated on December 31, 1994. On that date, the founders of the Company contributed 100% of the shares of cable television systems serving the communities of Santiago, Temuco, Viña del Mar, Valdivia, Puerto Montt, Puerto Varas and Los Angeles, Chile. This contribution resulted in dissolution of the underlying companies, with the Company assuming all of the assets and liabilities of the predecessor companies. Included in the assets of the predecessor companies are cash, property, plant and equipment and certain organizational costs contributed by the founders to the various companies prior to their dissolution.

Note 2.	Significant Accounting Policies:

(a)	General:
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in Chile and the regulations established by the SVS (collectively “Chilean GAAP”). Certain accounting practices applied by the Company that conform with generally accepted accounting principles in Chile do not conform with generally accepted accounting principles in the United States (“U.S. GAAP”). A reconciliation of Chilean GAAP to U.S. GAAP is provided in Note 27. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
The preparation of financial statements in conformity with Chilean GAAP, along with the reconciliation to U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In certain cases generally accepted accounting principles require that assets or liabilities be recorded or disclosed at their fair values. The fair value is the amount at which an asset could be bought or sold or the amount at which a liability could be incurred or settled in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, quoted market prices in active markets have been used as the basis for the measurement; however, where quoted market prices in active markets are not available, the Company has estimated such values based on the best information available, including using modeling and other valuation techniques.
The accompanying financial statements reflect the consolidated operations of Cordillera Comunicaciones Holding Limitada and subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates the financial statements of companies in which it controls over 50% of the voting shares.
The Company consolidates the following subsidiaries:

	2002	2003	2004

	%	%	%
Pacific Televisión Limitada	99.5	99.5	99.5
Metrópolis Intercom S.A.	99.5	95.1	95.1
Cordillera Comunicaciones Limitada	99.5	99.5	99.5

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(b)	Periods covered:
These financial statements reflect the Company’s financial position of its balance sheet as of December 31, 2003 and 2004 and its operating results and its cash flows for the years ended December 31, 2002, 2003 and 2004.

(c)	Price-level restatement:
The Company’s financial statements have been restated to reflect the effects of variations in the purchasing power of Chilean pesos during the year. For this purpose non-monetary assets and liabilities, equity and income statement accounts have been restated in terms of year-end constant pesos based on the change in the Chilean consumer price index during the years ended December 31, 2002, 2003 and 2004 at 3.0%, 1.0% and 2.5%, respectively.

(d)	Assets and liabilities denominated in foreign currency:
Balances in foreign currencies have been translated into Chilean Pesos at the Observed Exchange Rate as reported by the Central Bank of Chile as follows:

	As of December 31

	2002	2003	2004

	Ch$	Ch$	Ch$
U.S. Dollar	718.61	593.8	557.4
Unidad de Fomento	16,744.12	16,920.00	17,317.05
Transactions in foreign currencies are recorded at the exchange rate prevailing when the transactions occur. Foreign currency balances are translated at the exchange rate prevailing at the month end.

(e)	Convenience translation to U.S. Dollars:
The Company maintains its accounting records and prepares its financial statements in Chilean pesos. The United States dollar amounts disclosed in the accompanying financial statements are presented solely for the convenience of the reader and have been translated at the closing exchange rate of Ch$557.40 per US$1 as of December 31, 2004. This translation should not be construed as representing that the Chilean peso amounts actually represent or have been, or could be, converted into United States dollars at that exchange rate or at any other rate of exchange.

(f)	Time deposits:
This account corresponds to fixed term deposits in Chilean pesos, which are recorded at cost, plus inflation-indexation and accrued interest at year end.

(g)	Marketable securities:
This account corresponds to investments in mutual funds, which are presented at their redemption value at the end of each accounting period.

(h)	Trade receivables:
Trade receivables include sales of advertising and rendering of monthly cable television service. This balance is stated net of an allowance for uncollectible receivables. The allowance was determined by considering 100% of

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
the receivables from subscribers who are connected to the Company’s network and are over three months past due, and specifically identified debtors who have been disconnected from the Company’s network or are in the process of being disconnected.

(i)	Prepaid expenses:
Program costs, movies, series and documentaries, are capitalized and charged to expense when broadcasted or are amortized over the term of the contract, whichever is greater.

(j)	Property, plant and equipment:
Property, plant and equipment are stated at their acquisition value and are price-level restated. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which are as follows:

Years

Buildings and other infrastructure	20 - 38
Machinery and equipment	7 - 10
Furniture and equipment	5 - 10
Other	5 - 7
The Company depreciates its fiber optic external network using a progressive method based on the projected number of subscribers per product line.

(k)	Leased assets:
The Company has entered into financing lease agreements for property, plant and equipment, which include options to purchase at the end of the term of the agreement. These assets are not legally owned by the Company and cannot be freely disposed of until the purchase option is exercised. These assets are shown at the present value of the contract, determined by discounting the value of the installments and the purchase option at the interest rate established in the respective agreement.

(l)	Software:
The cost of the computer applications purchased from external vendors needed for managing the Company’s business is amortized using the straight-line method over an estimated useful life of four years. For the years ended December 31, 2002, 2003 and 2004 amortization charged to income amounted to ThCh$321,353, ThCh$448,062 and ThCh$686,750, respectively.

(m)	Investment in other companies:
Investments in other companies are recorded at the lower of cost adjusted by price–level restatement or market value.

(n)	Goodwill:
Goodwill is calculated as the excess of the purchase price of cable television operations acquired over their net book value and is amortized on a straight-line basis over 20 years.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(o)	Other assets:
Other assets primarily consist of deferred costs of Cable TV residence installations or drops, which are amortized over their remaining estimated useful life which is estimated as 5 years. For the years ended December 31, 2002, 2003 and 2004 the amount amortized was ThCh$2,833,638, ThCh$3,621,253 and ThCh$4,252,345 respectively.

(p)	Accrued vacation expense:
In accordance with Technical Bulletin No. 47 issued by the Chilean Association of Accountants, employee vacation expenses are recorded on the accrual basis.

(q)	Revenue recognition and unearned revenues:
Revenues from cable subscriptions are recognized during the month that the services are to be performed and revenues from advertising are recognized when the advertising is broadcast. Unearned revenues relate to advance billing on advertising contracts, which have not yet been broadcast. As of December 31, 2003 and 2004, deferred revenues were ThCh$736,997 and ThCh$680,687, respectively.

(r)	Current and deferred income taxes:
Deferred income taxes are recorded based on timing differences between accounting and taxable income. As a transitional provision, a contra asset or liability has been recorded offsetting the effects of the deferred tax assets and liabilities not recorded prior to January 1, 2000. Such contra asset or liability amounts must be amortized to income over the estimated average reversal periods corresponding to the underlying temporary differences to which the deferred tax asset or liability relates calculated using the tax rates to be in effect at the time of reversal.

(s)	Financial derivatives:
As of December 31, 2003, the Company maintained investments in forward contracts in order to hedge future payments related to liabilities denominated in U.S. dollars. Gains and losses on forward contracts were recorded at the closing spot exchange rate. Furthermore, gains or losses related to anticipated transactions were deferred and recorded net in other current assets or liabilities, until the sale date of the contracts.
The contracts held by the Company as of December 31, 2004 are investment contracts which are recorded at their fair values using the year-end spot exchange rate while the results are recognized in the Income Statement.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(t)	Cash and cash equivalents:
Cash and cash equivalents are comprised of cash, time deposits, repurchase agreements and marketable securities with a remaining maturity of 90 days or less as of each year-end. The detail of cash and cash equivalents as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThCh$	ThCh$
Cash	210,523	211,672
Time deposits	6,936,432	4,033,512

Total	7,146,955	4,245,184

Note 3.	Time Deposits:
The detail of Time Deposits as of December 31, 2003 and 2004 is as follows:

2003:

Financial		Interest	Capital	Final
Institution	Currency	Rate	balance	Balance

			ThCh$	ThCh$
Banco BCI	Chilean Pesos	0.20%	1,064,668	1,064,738
Banco Santander-Santiago	Chilean Pesos	0.27%	928,240	931,165
Banco Santander-Santiago	Chilean Pesos	0.25%	2,050,000	2,054,783
Banco Santander-Santiago	Chilean Pesos	0.25%	1,121,760	1,124,378
Banco Santander-Santiago	Chilean Pesos	0.22%	824,100	825,308
Banco Corpbanca-Santiago	Chilean Pesos	0.23%	935,415	936,060

Total			6,924,183	6,936,432

2004:

Financial		Interest	Capital	Final
Institution	Currency	Rate	balance	Balance

			ThCh$	ThCh$
Banco BCI	Chilean Pesos	0.20%	1,450,000	1,450,097
Banco Santander-Santiago	Chilean Pesos	0.18%	704,500	705,092
Banco Santander-Santiago	Chilean Pesos	0.27%	817,093	817,460
Banco Santander-Santiago	Chilean Pesos	0.18%	1,060,800	1,060,863

Total			4,032,393	4,033,512

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 4.	Trade, Notes, and Miscellaneous Receivables:
The detail of Trade receivables as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThCh$	ThCh$
Cable Services	7,111,253	7,637,629
Invoiced advertising receivable	1,767,767	1,525,687

Sub-total	8,879,020	9,163,316

Allowance for doubtful accounts-cable services monthly services	(6,165,459)	(7,019,201)
Allowance for doubtful accounts on advertisement	(133,057)	(121,292)

Total allowance for doubtful accounts	(6,298,516)	(7,140,493)

Total	2,580,504	2,022,823

									Long-term
	Short-term Receivables								Receivables

			More than 90 days and				Total Short-term		Total Long-term
	Up to 90 days		up to 1 Year		Subtotal		Receivables (net)		Receivables

	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Trade receivable	2,580,504	2,022,823	6,298,516	7,140,493	8,879,020	9,163,316	2,580,504	2,022,823	—	—
Allowances for doubtful accounts	—	—	(6,298,516)	(7,140,493)	(6,298,516)	(7,140,493)	—	—
Notes receivable	92,652	114,250	190,395	197,923	283,047	312,173	92,652	114,250	—	—
Allowances for doubtful accounts	—	—	(190,395)	(197,923)	(190,395)	(197,923)	—	—	—	—
Miscellaneous Receivables	2,673,926	1,426,134	90,842	102,346	2,764,768	1,528,480	2,673,926	1,426,134	—	—
Allowances for doubtful accounts	—	—	(90,842)	(102,346)	(90,842)	(102,346)	—	—	—	—

Total	5,347,082	3,563,207	—	—	5,347,082	3,563,207	5,347,082	3,563,207	—	—

Changes in allowances for doubtful accounts for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Beginning balance	2,149,165	5,262,840	6,579,753
Charged to expense	3,007,655	1,232,446	1,005,935
Other	106,020	84,467	(144,926)

Ending balance	5,262,840	6,579,753	7,440,762

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Miscellaneous receivables as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Raw materials	294,580	94,147
Advances to suppliers	412,515	120,254
Advances to employees	4,782	23,494
Receivables from cable services	1,070,971	733,776
Receivables from advertising rights	206,661	—
Network receivables	512,093	199,331
Receivables from Intercom communications	34,672	—
Other receivables	137,652	255,132

Total	2,673,926	1,426,134

Note 5.	Balances and Transactions with Related Companies:
(a) Short-term notes and accounts receivable from related companies as of December 31, 2003 and 2004 are as follows:

		Short-term
Identification
Number	Company	2003	2004

		ThCh$	ThCh$
86.547.900-K	S.A. Viña Santa Rita	14,797	1,568
79.952.350-7	Red Televisiva Megavisión S.A.	1,245	185
96.539.380-3	Ediciones Financieras S.A.	—	225
Foreign Entity	Crown Media	25,983	41,105
Foreign Entity	Bresnan Communications de Chile S.A.	190,484	185,838

Total		232,509	228,921

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
(b) Notes and accounts payable to related companies as of December 31, 2003 and 2004 are as follows:

		Short-term		Long-term
Identification
Number	Company	2003	2004	2003	2004

		ThCh$	ThCh$	ThCh$	ThCh$
83.032.100-4	S.y C. Hendaya S.A.	—	2	—	—
Foreign Entity	Bresnan Communications Company Ltd partnership	173,051	158,481	—	—
86.547.900-K	S.A. Viña Santa Rita	24,654	1,140	—	—
79.952.350-7	Red Televisiva Megavisión S.A.	64,769	182,566	—	—
Foreign Entity	Pramer	30,432	66,311	—	—
Foreign Entity	Crown Media	69,994	2,669	—	—
Foreign Entity	Discovery	356,059	300,790	—	—
Foreign Entity	DMX	8,746	10,101	—	—
Foreign Entity	USA Network	25,320	6,750	—	—
Foreign Entity	Liberty Media International, Inc.	—	6,018,813	—	—
90.331.006-6	Cristal Chile S.A.	—	5,146,125	—	872,688

Total		753,025	11,893,748	—	872,688

(c) Transaction with related companies during the years ended December 31, 2002, 2003 and 2004 are as follows:

							Net Effect in Income Statement
				Transactions			Gain (Loss)

Company	RUT	Relationship		2002	2003	2004	2002	2003	2004

				ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
S.A. Viña Santa Rita	86.547.900-K	Indirect	Advertising Contract	15,848	19,739	9,447	15,461	19,739	9,447
			Sale of Products	—	28,088	958	—	(7,809)	(958)
Red Televisiva Megavisión S.A.	79.952.350-7	Indirect	Advertising Contract	—	1,543	25,500	—	1,543	25,500
Red Televisiva Megavisión S.A.	79.952.350-7	Indirect	Advertising Contract	330,831	208,126	508,456	322,762	(208,126)	(508,456)
	79.952.350-8	Indirect	Loans receivable	—	—	—	1,009	—
Ediciones Financieras	96.539.380-3	Indirect	Advertising Contract	—	83,279	26,035	—	(83,279)	(26,035)
			Advertising Contract	—	64,877	—	—	64,877	—
			Advertising Contract	—	—	128	—	—	128
Pramer	Foreign entity	Indirect	Programming Signals	—	84,488	230,673	—	(84,488)	(230,673)
Discovery	Foreign entity	Indirect	Programming Signals	1,705,076	1,490,038	1,374,604	1,705,076	(1,490,383)	(1,374,604)
DMX	Foreign entity	Indirect	Programming Signals	11,151	44,385	1,532	11,151	(44,385)	(1,532)
CROWN MEDIA	Foreign entity	Indirect	Programming Signals	215,016	211,219	40,713	(318,541)	(211,219)	(40,713)
Liberty Media International, Inc.	Foreign entity	Stockholder	Short-term loans	—	—	6,018,813	—	—	—
Cristal Chile S.A.		Stockholder	Short-term loans	—	—	6,018,813	—	—	—

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 6.	Income Taxes and Deferred Taxes:

a) Income taxes recoverable
As of December 31, 2003 and 2004, the Company had the following income taxes recoverable:

	2003	2004

	ThCh$	ThCh$
Current income taxes and Article 21	(4,777)	(2,213)
Monthly income tax installments	11,565	11,283
Credit for training expenses	67,821	68,459
Credit value-added tax	2,025	2,024

Total	76,634	79,553

b) Income taxes
Income tax benefits for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Credit for absorbed earnings	(167,509)	—	—
Deferred income taxes	2,622,653	2,093,759	1,822,935
First category tax provision	(5,526)	(4,777)	(2,213)

Total	2,449,618	2,088,982	1,820,722

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

c) Deferred Income Taxes:
In accordance with Technical Bulletin No. 60 issued by the Chilean Association of Accountants on deferred income taxes, the Company has recorded deferred taxes for temporary differences as follows:

	As of December 31, 2003				As of December 31, 2004

	Assets		Liabilities		Assets		Liabilities

	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term

Allowance for doubtful accounts	1,105,571	—	—	—	1,247,088	—	—	—
Goods and services provision	16,665	—	—	—	35,240	—	—	—
Assets provision	—	308,839	—	—	—	348,334	—	—
Unearned revenues	182,172	—	—	—	146,889	—	—	—
Vacation provision	71,294	—	—	—	76,204	—	—	—
Accumulated depreciation	—	3,630	—	—	—	4,174	—	—
Forward contracts	—	—	(161,459)	—	—	—	—	—
Tax loss carry forwards(1)	—	14,755,016	—	—	—	15,898,544	—	—
Trademarks	—	—	—	—	—	—	—	—
Leasing	—	58,022	—	(65,889)	—	61,298	—	(71,751)
Goodwill	—	—	—	(3,052,475)	—	—	—	(2,780,206)
Trademark rights		2,424	—	—	—	2,836	—	—
Software	—	—	—	(289,160)	—	—	—	(260,283)
Leased installations	—	—	—	(128,829)	—	—	—	(124,575)
Difference of accelerated depreciation	—	—	—	(2,294,439)	—	—	—	(2,141,979)
Other	—	—	—	—	—	—	—	—
Complementary account	—	(6,778,520)	—	2,625,874	—	(6,778,520)	—	2,363,286

Total	1,375,702	8,349,411	(161,459)	(3,204,918)	1,505,421	9,536,666	—	(3,015,508)

In accordance with Law No. 19,753, the corporate income tax rate increased to 16.5% for the year 2003 and increased to 17% for the year 2004 and thereafter.

(1)	In accordance with the current enacted tax law in Chile, accumulated tax losses can be carried-forward indefinitely.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Note 7.     Prepaid Expenses:
Prepaid expenses as of December 31, 2003 and 2004 are follows:

	2003	2004

	ThCh$	ThCh$
Programming rights	24,874	20,926
Advertising rights	180,839	173,657
Prepaid transmission post usage rights	378,272	13,544
Prepaid rent	15,922	9,789
System maintenance services	—	60,509
Rental space for fiber optics	196,800	192,000
Other	192,142	160,853

Total	988,849	631,278

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 8.	Property, Plant and Equipment:
Property, Plant and Equipment as of December 31, 2003 and 2004 are as follows:

	December 31, 2003			December 31, 2004

		Accumulated			Accumulated
	Gross Value	Depreciation	Depreciation	Gross Value	Depreciation	Depreciation

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Land	500,019	—	—	500,019	—	—

Total Land	500,019	—	—	500,019	—	—

Buildings and construction:
Buildings	129,330	(25,150)	(3,317)	129,331	(43,311)	(4,490)
External Networks	115,016,029	(18,826,777)	(6,092,788)	117,426,344	(25,122,856)	(6,296,079)
Head Installations	1,611,503	(784,885)	(102,687)	1,629,638	(897,113)	(112,229)
Equipment Hub	1,709,744	(98,553)	(44,585)	1,756,915	(184,391)	(85,837)

Total buildings and construction	118,466,606	(19,735,365)	(6,243,377)	120,942,228	(26,247,671)	(6,498,635)

Machinery and Equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Total machinery and equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Total office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Other property, plant and equipment:
Vehicles	650,300	(451,829)	(118,173)	601,342	(492,286)	(93,794)
Tools and instruments	156,390	(64,252)	(27,247)	170,301	(95,478)	(31,226)
Fixed assets in transit	59,838	—	—	—	—	—
Rented office installations	1,225,051	(467,233)	(72,610)	1,288,550	(555,756)	(88,523)
Cable TV materials	4,255,507	—	—	1,764,499	—	—
Work in progress	1,464,705	—	—	588,888	—	—
Decoding equipment	6,938,997	(3,844,929)	(1,292,481)	9,523,417	(5,180,464)	(1,335,543)
Leased assets	341,483	(13,744)	(4,467)	487,266	(65,203)	(51,457)

Total other property, plant and equipment	15,092,271	(4,841,987)	(1,514,978)	14,424,263	(6,389,187)	(1,600,543)

Total property, plant and equipment	150,229,916	(34,686,655)	(9,748,814)	153,700,553	(44,929,770)	(10,296,535)

Note 9.	Investment in Other Companies:
The Company has investments in other companies valued at their cost of acquisition plus price level restatement.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Investments in other companies as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Bazuca.Com Chile S.A.	157,041	143,819
Internet Holding S.A.	283,560	283,560
Provision	(207,089)	(202,038)

Total	233,512	225,341

Note 10.	Goodwill, net:

2003:

	December 31, 2003

		Accumulated
	Gross Value	Amortization	Net Value

	ThCh$	ThCh$	ThCh$
Metropolis	50,137,914	(30,773,552)	19,364,362
Goodwill generated from the purchase of CTC stocks	53,086,511	(6,635,814)	46,450,697
Price-level restatement	1,032,245	(377,274)	654,971
Amortization	—	(4,279,614)	(4,279,614)

Total	104,256,670	(42,066,254)	62,190,416

Goodwill generated from the purchase of CTC Plataforma Técnica Red Multimedia S.A.	193,133	(24,281)	168,852
Amortization of CTC	—	(9,518)	(9,518)

	193,133	(33,799)	159,334

Balance as of December 31, 2003	104,449,803	(42,100,053)	62,349,750

2004:

	December 31, 2004

		Accumulated
	Gross Value	Amortization	Net Value

	ThCh$	ThCh$	ThCh$
Metropolis	49,404,189	(41,040,248)	8,363,941
Goodwill generated from the purchase of CTC stocks	52,309,635	—	52,309,635
Price-level restatement	2,542,846	(1,092,511)	1,450,335
Amortization	—	(4,216,289)	(4,216,289)

Total	104,256,670	(46,349,048)	57,907,622

Goodwill generated from the purchase of CTC Plataforma Técnica Red Multimedia S.A.	193,133	(33,799)	159,334
Amortization of CTC	—	(9,657)	(9,657)

	193,133	(43,456)	149,677

Balance as of December 31, 2004	104,449,803	(46,392,504)	58,057,299

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Goodwill amortization charge to income for the years ended December 31, 2002, 2003 and 2004 amounted to ThCh$4,207,744, ThCh$4,289,132 and ThCh$4,225,945, respectively.

Note 11.	Other Assets:
Other assets as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Other investments	2,104	2,084
Rental guarantees	118,168	114,453
Residential cable TV installations	20,390,501	23,352,776
Accumulated amortization of Residential Cable TV installations	(9,830,394)	(14,082,739)
Rental hubs, external net	422,779	931,205
Administrative projects-in-progress	34,837	41,520
Other assets	447,431	322,275

Total	11,585,426	10,682,574

The amortization charge to income for residential cable TV installations for the years ended December 31, 2002, 2003 and 2004 amounted to ThCh$2,833,638, ThCh$3,621,253, and ThCh$4,252,345, respectively.

Note 12.	Banks and Financial Institutions:
(a) Short term obligations with banks and financial institutions as of December 31, 2003 and 2004 are as follows:

	Types of currency and readjustment

	U.S. Dollars		UF		TOTAL

Bank or Institution	2003	2004	2003	2004	2003	2004

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Short-term
Banco BCI	—	59,325	—	—	—	59,325

Total	—	59,325	—	—	—	59,325

Total capital owed		59,296				59,296
Annual Average Interest Rate		3.46%				3.46%
Current portion of long-term
Banco Santander-Santiago	—	—	3,077,651	3,061,244	3,077,651	3,061,244
Banco BCI	—	—	1,470,568	1,461,600	1,470,568	1,461,600
Banco Estado	—	—	1,541,565	1,532,298	1,541,565	1,532,298
Banco Corpbanca	—	—	1,542,003	1,532,088	1,542,003	1,532,088

Total	—	—	7,631,787	7,587,230	7,631,787	7,587,230
Total Capital owed			7,561,611	7,550,296
Annual Average Interest Rate				3.14%

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	December 31,

	2003	2004

Total short-term liabilities denominated in foreign currency	0.0%	0.8%
Total short-term liabilities denominated in local currency	100.0%	99.2%
(b) Long-term obligations with banks and financial institutions:
On July 8, 2001, the Company entered into a syndicated loan agreement led by Banco Santander-Santiago of up to UF2,823,800 with interest rates fixed at the date of issuance based on the current 180 day Chilean Active Banking Rate (TAB) plus 1.4% due semi-annually, maturing in December 15, 2008.
Scheduled maturities of long-term bank obligations as of December 31, 2003 and 2004 are as follows:

			December 31,
			2003	December 31, 2004

		Interest	Total Long-						Total
		rate	term	Due in	Due in	Due in	More than		Long-term
Financial institution	Currency	%	Obligations	1-2 Years	2-3 Years	3-5 Years	5 Years	Maturity	Obligations

			ThCh$	ThCh$	ThCh$	ThCh$	ThCh$		ThCh$
Banco Santander-Santiago	U.F.	3.00%	12,206,882	3,047,154	3,047,154	3,047,155	—	Dec-2008	9,141,463
Banco BCI	U.F.	3.13%	5,825,926	1,454,302	1,454,302	1,454,302	—	Dec-2008	4,362,906
Banco Corpbanca	U.F.	3.13%	6,106,824	1,524,422	1,524,422	1,524,422	—	Dec-2008	4,573,266
Banco Estado	U.F.	3.00%	6,106,810	1,524,418	1,524,418	1,524,418	—	Dec-2008	4,573,254

Total			30,246,442	7,550,296	7,550,296	7,550,297	—		22,650,889

	December 31,

	2003	2004

Total liabilities denominated in foreign currency	0.0%	0.0%
Total liabilities denominated in local currency	100.0%	100.0%

Note 13.	Accounts Payable:
The detail of Accounts payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Suppliers	5,501,600	4,778,425
Programming	2,804,636	1,959,010
Fees	5,416	5,920
Other accounts payable	946,747	546,016

Total	9,258,399	7,289,371

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 14.	Notes Payable:
Notes payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Uncollected stale dated checks	12,133	12,193

Total	12,133	12,193

Note 15.	Miscellaneous Payables:
Balance of short-term miscellaneous payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Telefónica CTC Chile S.A.(1)	219,227	14,496,161
Comunicaciones Intercom S.A.	85,531	—
San Felipe-Los Andes network	724,217	—
Others	12,993	12,273

Total	1,041,968	14,508,434

(1)	On July 30, 2001, in connection with the purchase transaction involving Companía de Telecomunicaciones de Chile S.A. (CTC), the Company entered into a loan agreement with CTC for a total of ThUS$20,000 payable over 5 years with an annual interest rate of 6%. The accounts payable balance resulting from this transaction as of December 31, 2003 was classified as long-term debt and amounted to ThCh$14,761,670. In 2004, the long-term debt was reclassified to short-term and as of December 31, 2004 amounted to ThCh$14,496,161.
The balance of long-term notes payable as of December 31, 2003 and 2004 are as follows:

		Long-term

Principal	Principal	2003	2004

ThUS$	ThUS$	ThUS$	ThUS$
20,000	11,146,000	14,761,670	—

Note 16.	Provisions and withholdings:
The balance of provisions and withholdings as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThUS$	ThUS$
Vacations	487,092	520,943
Audit fees	3,467	3,463
Withholdings	686,627	799,376
Suppliers	89,644	73,945
Others	30,312	34,611

Total	1,297,142	1,432,338

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 17.	Unearned Revenues:
Unearned revenues correspond to advertising contracts which have not yet been realized. As of December 31, 2003 and 2004 unearned revenue amounted to ThCh$736,997 and ThCh$680,687, respectively.

Note 18.	Other Current Liabilities:
Other current liabilities as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Forward contract rights	(24,573,611)	(7,246,200)
Forward contract obligations	29,927,432	8,108,271
Deferred loss from forward contract	(949,758)	—
Deferred interest from forward contract	(484,948)	(47,803)
Deferred interest amortization from forward contract	373,629	27,751

Total	4,292,744	842,019

The forward contracts held by the Company as of December 31, 2004 are investments contracts and the results have been recognized in the Income Statement.
As of December 31, 2003, the Company maintained investments in hedge contracts in order to minimize US$ currency exchange differences (cash-flow and fair value hedges).
In accordance with Technical Bulletin No. 57 (“BT No. 57”) issued by Colegio de Contadores de Chile A.G. any income (loss) generated on these forward contracts to cover exchange rate fluctuations in US dollar obligations must be recognized simultaneously with the payment terms of the US dollar obligation.
In addition in according with BT No. 57 forward contracts undertaken and timed to cover future cash payments of foreign programming suppliers are deferred and recognized in income at the date contract of maturity.
Forward contracts as of December 31, 2003 are detailed as follows:

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
BCI	250,000	01-06-04	2.13%	—	(33,683)
SECURITY	1,000,000	01-02-04	1.61%	—	(139,949)
SECURITY	500,000	01-02-04	1.26%	—	(68,700)
SECURITY	500,000	01-02-04	1.17%	—	(68,344)
SECURITY	1,000,000	01-05-04	0.97%	—	(132,126)
SECURITY	250,000	01-05-04	1.41%	—	(33,840)
SECURITY	250,000	01-06-04	2.27%	—	(33,935)
SECURITY	250,000	01-06-04	2.04%	—	(33,251)
CORPBANCA	500,000	01-06-04	1.07%	—	(66,406)
CORPBANCA	250,000	01-06-04	1.45%	—	(33,909)
CORPBANCA	250,000	01-06-04	2.10%	—	(33,620)
BCI	500,000	01-30-04	1.50%	—	(78,147)
SECURITY	500,000	01-31-04	0.00%	—	(83,896)
SECURITY	500,000	02-01-04	3.10%	—	(82,045)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
SECURITY	500,000	02-02-04	1.76%	—	(83,447)
SECURITY	500,000	02-03-04	1.75%	—	(83,401)
SECURITY	500,000	02-04-04	1.71%	—	(83,262)
SECURITY	500,000	02-05-04	1.78%	—	(83,494)
SECURITY	500,000	02-06-04	1.68%	—	(83,170)
SECURITY	1,000,000	02-07-04	2.33%	—	(168,878)
SECURITY	500,000	02-08-04	1.48%	—	(86,718)
CORPBANCA	500,000	02-09-04	2.48%	—	(82,931)
CORPBANCA	500,000	02-10-04	2.30%	—	(82,282)
CORPBANCA	500,000	02-11-04	2.81%	—	(84,066)
BCI	500,000	02-12-04	2.52%	—	(87,201)
BCI	500,000	02-13-04	2.67%	—	(87,669)
BCI	500,000	02-14-04	2.55%	—	(87,286)
BCI	250,000	02-15-04	2.64%	—	(43,792)
SECURITY	500,000	02-16-04	2.32%	—	(86,720)
SECURITY	500,000	02-17-04	0.87%	(81,781)	—
SECURITY	500,000	02-18-04	0.75%	—	(78,310)
SECURITY	500,000	02-19-04	1.08%	(74,423)	—
BCI	550,000	02-20-04	1.53%	—	(76,646)
BCI	500,000	02-21-04	1.49%	—	(69,565)
BCI	500,000	02-22-04	1.47%	—	(69,527)
BCI	250,000	02-23-04	2.43%	—	(35,358)
BCI	250,000	02-24-04	2.23%	—	(35,084)
BCI	500,000	02-25-04	2.43%	—	(70,716)
BCI	1,000,000	02-26-04	2.23%	—	(140,316)
BCI	1,000,000	02-27-04	2.09%	—	(139,550)
BCI	500,000	02-28-04	2.05%	—	(69,660)
BCI	500,000	02-29-04	2.20%	—	(70,082)
SECURITY	600,000	03-01-04	0.72%	—	(86,075)
SECURITY	2,500,000	03-02-04	1.74%	—	(351,342)
SECURITY	750,000	03-03-04	1.53%	(102,090)	—
SECURITY	750,000	03-04-04	1.12%	(98,624)	—
CORPBANCA	450,000	03-05-04	1.52%	—	(62,693)
SECURITY	3,000,000	03-06-04	1.76%	—	(354,082)
SECURITY	1,000,000	03-07-04	2.48%	—	(120,464)
SECURITY	500,000	03-08-04	2.48%	—	(60,232)
SECURITY	500,000	03-09-04	2.43%	—	(60,122)
SECURITY	1,000,000	03-10-04	1.69%	—	(118,089)
CORPBANCA	750,000	03-11-04	2.13%	(94,050)	—
ESTADO	750,000	03-12-04	2.00%	(90,699)	—
ESTADO	750,000	03-13-04	1.98%	(90,632)	—
ESTADO	300,000	03-14-04	1.76%	(38,305)	—
ESTADO	200,000	03-15-04	1.69%	(25,500)	—
ESTADO	250,000	03-16-04	1.53%	(31,748)	—
ESTADO	500,000	03-17-04	1.38%	(62,029)	—
ESTADO	500,000	03-18-04	1.23%	(61,805)	—
ESTADO	500,000	03-19-04	0.75%	(51,336)	—

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
ESTADO	500,000	03-20-04	0.69%	(46,736)	—

Subtotal	37,350,000			(949,758)	(4,304,081)
ESTADO	500,000	01-30-04	2.49%	—	1,491
ESTADO	1,500,000	02-27-04	1.58%	—	4,124
ESTADO	1,000,000	01-30-04	0.94%	—	5,722

Subtotal	3,000,000			—	11,337

Total	40,350,000			(949,758)	(4,292,744)

Forward contracts as of December 31, 2004 are detailed as follows:

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				ThCh$	ThCh$
ESTADO	1,125,000	07-01-05	0.70%	—	(38,369)
ESTADO	2,250,000	07-01-05	1.11%	—	(148,894)
SECURITY	250,000	07-01-05	0.08%	—	(13,086)
SECURITY	250,000	07-01-05	(0.11)%	—	(12,862)
SECURITY	250,000	07-01-05	0.04%	—	(12,120)
SECURITY	375,000	07-01-05	0.43%	—	(25,970)
ESTADO	300,000	07-01-05	(0.40)%	—	(17,142)
ESTADO	500,000	07-01-05	(0.14)%	—	(25,657)
ESTADO	1,000,000	07-01-05	0.13%	—	(48,896)
ESTADO	375,000	07-01-05	0.20%	—	(25,604)
ESTADO	1,125,000	07-01-05	0.24%	—	(77,164)
SECURITY	1,125,000	07-01-05	0.27%	—	(77,325)
ESTADO	500,000	07-01-05	1.10%	—	(39,535)
ESTADO	1,000,000	07-01-05	1.45%	—	(80,367)
ESTADO	750,000	07-01-05	0.11%	—	(59,660)
ESTADO	825,000	07-01-05	1.00%	—	(69,043)
SECURITY	1,000,000	07-01-05	(0.57)%	—	(70,325)

Total	13,000,000			—	(842,019)

Note 19.     Deferred Gains:
During the year ended December 31, 2003, the Company’s subsidiary Metropolis Intercom S.A. issued an additional 3,923,834 shares raising ThCh$4,924,603 in cash. The Company did not subscribe to any of the shares. As the cash received was greater than the related increase in minority interest, the Company recorded a deferred gain of ThCh$1,493,092 which will be amortized to income over future periods and as of December 31, 2003 and 2004 was ThCh$1,474,427 and ThCh$1,400,705, respectively. The amortization recognized as of December 31, 2003 and 2004 was ThCh$18,665 and ThCh$73,721, respectively.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Note 20.     Shareholders’ Equity:
The changes in shareholders equity in the years ended December 31, 2002, 2003 and 2004 are as follows:

	Paid-in	Price-level	Accumulated	Net loss
	Capital	restatement	Deficit	for the year	Total

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Balance as of January 1, 2002	193,063,828	1,737,575	(24,279,630)	(13,997,522)	156,524,251
Reclassification of prior year net loss	—	—	(13,997,522)	13,997,522	—
Price-level restatement	5,791,915	52,126	(1,148,315)	—	4,695,726
Net loss for the year	—	—	—	(16,961,416)	(16,961,416)

Balance as of December 31, 2002	198,855,743	1,789,701	(39,425,467)	(16,961,416)	144,258,561

Price-level restatement for comparison purposes	200,844,300	1,807,600	(39,819,722)	(17,131,030)	145,701,148

Balance as of January 1, 2003	198,855,743	1,789,701	(39,425,467)	(16,961,416)	144,258,561

Reclassification of prior year net loss	—	—	(16,961,416)	16,961,416	—
Price-level restatement	1,988,557	17,899	(563,869)	—	1,442,587
Net loss for the year	—	—	—	(13,446,519)	(13,446,519)

Balance as of December 31, 2003	200,844,300	1,807,600	(56,950,752)	(13,446,519)	132,254,629

Price-level restatement for comparison purposes	205,865,408	1,852,790	(58,374,521)	(13,782,682)	135,560,995

Balance as of January 1, 2004	200,844,300	1,807,600	(56,950,752)	(13,446,519)	132,254,629
Reclassification of prior year net loss	—	—	(13,446,519)	13,446,519	—
Price-level restatement	5,021,108	45,190	(1,759,932)	—	3,306,366
Net loss for the year	—	—	—	(12,725,276)	(12,725,276)

Balance as of December 31, 2004	205,865,408	1,852,790	(72,157,203)	(12,725,276)	122,835,719

Note 21.	Other non-operating expenses:
The composition of other non-operating expenses for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Disposal of equipment	(811,091)	(290,492)	(280,536)
Write-off of investments	(209,155)	—	—
Provision for obsolescence	(121,037)	(144,568)	—
Other	(426,629)	(694,183)	(129,988)

Total	(1,567,912)	(1,129,243)	(410,524)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 22.	Price-Level Restatement and Foreign Currency Translation:

(a)	Price Level Restatement
The detail of price-level restatement credited (charged) to income for the year ended December 31 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Shareholders’ equity	(4,885,680)	(1,486,080)	(3,322,980)
Non-monetary assets	6,190,388	1,982,111	4,574,684
Liabilities denominated in foreign currencies	(1,045,644)	(405,590)	(832,510)
Revenue accounts	34,992	(14,631)	(69,935)

Price-level restatement, net	294,056	75,810	349,259

(b)	Foreign Currency Translation
The detail of foreign currency translation charged to income for the year ended December 31 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Non-monetary assets	1,594,773	(5,566,768)	(1,336,350)
Non-monetary liabilities	(2,569,681)	4,270,331	1,123,028

Net loss for foreign currency translation	(974,908)	(1,296,437)	(213,322)

Note 23.	Board of Directors Compensation:
During the years ended December 31, 2002, 2003 and 2004 the Board of Directors did not receive compensation for their services.

Note 24.	Contingencies and Commitments:

(a)	Commitments
On June 8, 2001, the Company obtained a syndicated loan with Banco Santiago, Banco del Estado de Chile, Banco Crédito Inversiones and CorpBanca, for UF 2,823,800. To guarantee the loans, Metrópolis Intercom S.A. pledged the following assets in favor of the aforementioned banks: Hybrid Fiber optic Coaxial Network (“HFC”), its equipment and other real estate.
The Company’s syndicated loan has certain restrictive covenants, the most significant of which are summarized below:
      a) The Company must have a financial expense coverage ratio equal to or greater than 4 times.
      b) Debt to asset ratio must be less than or equal to 0.85.
The Company has received bank waivers which releases them from the obligation to meet the financial coverage ratio and permits the Company not to consider liabilities to shareholders in the calculation of the debt to asset ratio. In accordance with the above, the Company as of December 31, 2004, is in compliance with these covenants or has received the appropriate bank waivers.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(b)	Contingencies
1) The Company is party to various lawsuits arising in the ordinary course of its business. Management considers it unlikely that any losses associated with the pending lawsuits will significantly affect the Company or its subsidiaries’ results of operations, financial position and cash flows, although no assurance can be given to such effect. Accordingly, the Company has not established a provision for these lawsuits.
2) Complaint filed by TVN y Corporación de Televisión UCTV against the Company, before the 26th Civil Court of Santiago. Claim against alleged infractions of intellectual property rights, in which the complainant solicits retroactive termination of the use of the intellectual property, starting from the notification date of the lawsuit. The amounts involved in the case have not been disclosed.
3) Counter claim filed by Metrópolis Intercom S.A. against channels 7 and 13 for fees to which Metrópolis Intercom S.A. claims it has rights because it incurs significant increases in advertising investments related to carrying signals for these channels. The Company is suing for 20% of the total amount related to advertising investments received by channels 7 and 13 since 1996.
4) On December 9, 2004, the Chilean Subsecretary of Telecomunications (“Subtel”) notified the Company that the regulatory agency considered Metropolis’s Intercom Voice Over Internet Protocol (“MI’s VOIP”) services were in violation of Article No. 8 of the General Telecomunications Law. Subtel alleged that the Company was exploiting a public utility (telephone service) without the express consent of the appropriate regulatory agency and ordered that the Company cease commercial operations related to that service until the issue was resolved.
As the matter is not yet resolved by the relevant authority, the Minister of Telecommunications, the Company has requested that the order be suspended. This suspension was subsequently granted for a period of 60 days.
Furthermore, on December 19, 2004, the Company filed its defense to the allegations made by Subtel, and is currently awaiting the next step of this legal matter.
Currently, the Company is awaiting Subtel’s decision with respect to the Company’s observations. Most likely, Subtel will decide to accept evidence from the Company that supports its position.
The eventual decision of the Minister of Transportation and Telecommunications can be appealed before the Court of Appeals. If the resolution if confirmed by the Court, determining that the service does not meet current regulations, the Company will be obligated to suspend or modify its services, as determined by Subtel.

Note 25.	Relevant Events:
On January 9, 2004, Cristal Chile Comunicaciones S.A., 50% owner of the Company, reached an agreement of understanding with Liberty Media International, indirect owner of the remaining 50% of the Company and majority shareholder of VTR S.A. in order to merge Metropolis and VTR. The agreement is subject to numerous conditions, among them, drafting of a final agreement, approval by the board of directors of related parties of Liberty Media including UnitedGlobalCom, Inc., approval by the Chilean Anti-Monopoly Commission, and approval by the board of directors of CristalChile Comunicaciones S.A.
Note 26.     Subsequent Events (Unaudited):
On March 11, 2005 the Supreme Court gave its permission for the merger of Metropolis-Intercom S.A. and VTR S.A. to proceed, thereby overcoming the last legal obstacle for the merger to be approved. As a result Cordillera Comunicaciones Holding Limitada was liquidated as of March 29, 2005 and its investment in

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Metropolis was transferred to VTR S.A. Metropolis will continue its operation as a separate legal entity. Other assets and liabilities were assumed by the shareholders of Cordillera Comunicaciones Holding Limitada.
Note 27.     Differences between Chilean and United States Generally Accepted Accounting Principles:
Accounting principles generally accepted in Chile vary in certain important aspects from those generally accepted in the United States of America. Such differences involve certain methods for measuring the amounts included in the financial statements as well as additional disclosures required by U.S. GAAP.
The principal differences between Chilean GAAP and U.S. GAAP are described below together with explanations, where appropriate, of the method used in the determination of the adjustments that affect net income and total shareholders’ equity. References made below to the United States Statements of Financial Accounting Standards are abbreviated as “SFAS”.
The preparation of financial statements in conformity with Chilean GAAP, along with the reconciliation to U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

I.	Differences in measurement methods
The principal methods applied in the preparation of the accompanying financial statements, which have resulted in amounts that differ from those that would have otherwise been determined under U.S. GAAP, are as follows:

(a) Inflation accounting:
The cumulative inflation rate in Chile as measured by the Consumer Price Index for the three years ended December 31, 2004 was 6.6%.
Chilean GAAP requires that the financial statements be restated to reflect the full effects of the loss in the purchasing power of the Chilean peso on the financial position and results of operations of reporting entities.
The method, described in Note 2(c), is based on a model which enables calculation of net inflation gains or losses caused by monetary assets and liabilities exposed to changes in the purchasing power of local currency, by restating all non-monetary accounts in the financial statements. The model prescribes that the historical cost of such accounts be restated for general price-level changes between the date of origin of each item and the year-end, but requires that latest cost values be used for the restatement of inventories. Under U.S. GAAP, financial statement amounts must be reported in historical currency.
The inclusion of price-level adjustments in the accompanying financial statements is considered appropriate under the prolonged inflationary conditions affecting the Chilean economy even though the cumulative inflation rate for the last three years does not exceed 100%. The reconciliation included herein of consolidated net income and Shareholders’ equity, as determined with U.S. GAAP, does not include adjustments to eliminate the effect of inflation accounting under Chilean GAAP.

(b) Deferred income taxes:
Starting January 1, 2000, the Company recorded income taxes in accordance with Technical Bulletin No. 60 (BT No. 60) of the Chilean Association of Accountants, recognizing, using the liability method, the deferred

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
tax effects of temporary differences between the financial and tax values of assets and liabilities. As a transitional provision, a contra asset or liability (“complementary account”) has been recorded offsetting the effects of the deferred tax assets and liabilities not recorded prior to January 1, 2000. Such contra asset or liability must be amortized to income over the estimated average reversal periods corresponding to the underlying temporary differences to which the deferred tax asset or liability relates.
Under U.S. GAAP, companies must account for deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires an asset and liability approach for financial accounting and reporting of income taxes, under the following basic principles:

(i)	A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and tax loss carry-forwards.

(ii)	The measurement of deferred tax liabilities and assets is based on the provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

(iii)	The measurement of deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
Temporary differences are defined as any difference between the financial reporting basis and the tax basis of an asset and liability that at some future date will reverse, thereby resulting in taxable income or expense. Temporary differences ordinarily become taxable or deductible when the related asset is recovered or the related liability is settled. A deferred tax liability or asset represents the amount of taxes payable or refundable in future years as a result of temporary differences at the end of the current year.
As of December 31, 2003 and 2004, a valuation allowance was recorded under U.S. GAAP to reduce the deferred tax asset resulting from tax loss carry-forwards to the amount that is more likely than not to be realized.
The effect of the differences mentioned above and the effects of deferred taxes over the adjustments to U.S. GAAP on the net loss and shareholders’ equity of the Company are included in paragraph (j) below.

(c) Goodwill:
Under Chilean GAAP at the time of related acquisitions, assets acquired and liabilities assumed were recorded based on their carrying value in the records of the acquired company, and the excess of the purchase price over the carrying value was recorded as goodwill. Such amounts are currently being amortized over a maximum period of 20 years.
Under U.S. GAAP, assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill, unless the transaction is between entities under common control, in which case the related party transaction would be recorded using book values and no goodwill would be recorded. Prior to July 1, 2002 under U.S. GAAP, the Company amortized goodwill on a straight-line basis over the estimated useful lives of the assets, ranging from 20 to 40 years.
Under Chilean GAAP, the Company has evaluated the carrying amount of goodwill for impairment. The evaluation of impairment was based on the fair value of the investment which the Company determined using a discounted cash flow approach, stock valuations and recent comparable transactions in the market. In order

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
to estimate fair value, the Company made assumptions about future events that are highly uncertain at the time of estimation. The results of this analysis showed that the Company’s goodwill was not impaired.
In accordance with U.S. GAAP, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) as of January 1, 2002. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets are not amortized, but must be tested for impairment at least annually.
Previously, the Company evaluated the carrying amount of goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying business and the transitional impairment test required by the standard, which was performed during the first half of 2003, which resulted in no impairment of the Company’s recorded goodwill.
The following effects are included in the net loss and shareholders’ equity reconciliation to U.S. GAAP under paragraph (j) below:
      (a) Adjustment to record differences in goodwill amortization between Chile GAAP and U.S. GAAP as of December 31, 2001, and
      (b) The reversal of goodwill amortization recorded under Chilean GAAP for the years ended December 31, 2002, 2003 and 2004.
Impairment is recorded based on an estimate of future discounted cash flows, as compared to current carrying amounts. For the years ended December 31, 2002, 2003, and 2004 no additional amounts were recorded for impairment under U.S. GAAP.
Goodwill under U.S. GAAP as of December 31 2002, 2003 and 2004 is summarized as follows:

	For the Years Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Goodwill	104,449,801	104,449,801	104,449,801
Accumulated amortization	(25,926,695)	(25,926,695)	(25,926,695)

Goodwill, net	78,523,106	78,523,106	78,523,106

The effect of these differences on the net loss and shareholders’ equity of the Company is included in paragraph (j) below.

(d) Derivative instruments:
For the years ended December 31, 2002, 2003 and 2004, the Company continued to have foreign currency forward exchange contracts for the purpose of transferring risk from exposure in U.S. dollars to an exposure in Chilean peso. Under Chilean GAAP, the Company deferred forward contract gains and losses when the contracts are hedges for future program payments and other cash out flows to be made in U.S. dollars. The hedging criteria and documentation requirements under Chilean GAAP are less onerous than U.S. GAAP. The Company recorded a net liability of ThCh$4,292,744 as of December 31, 2003 and a net liability of ThCh$842,019 as of December 31, 2004. Fair values under Chilean GAAP have been estimated using the closing spot exchange rate at year end, under US GAAP the fair value is calculated using a forward rate as of year-end.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Beginning January 1, 2002, under U.S. GAAP, the accounting for derivative instruments is described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and other complementary rules and amendments. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains or losses to offset against related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, in part, allows special hedge accounting for “fair value” and “cash flow” hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a “fair value” hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. While the Company enters into derivatives for the purpose of mitigating its global financial and commodity risks, these operations do not meet the documentation requirements to qualify for hedge accounting under U.S. GAAP. Therefore changes in the respective fair values of all derivatives are reported in earnings when they occur.
The effect of the adjustment between the current market values and the fair value for the years ended December 31, 2002, 2003 and 2004 is included in paragraph (j) below

(e) Depreciation:
Under Chilean GAAP, the Company depreciates the external network using a progressive method based on the projected number of subscribers per product line. Under U.S. GAAP, the method of depreciation used has continued to be the straight-line method.
The effect of accounting for this difference in accordance with U.S. GAAP is included in the reconciliation of net loss and shareholders’ equity in paragraph (j) below.

(f) Revenue recognition:
The Company recognizes cable television, high speed Internet access, telephony and programming revenues when such services are provided to subscribers. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered. Initial subscriber installation revenues are recognized in the period in which the related services are provided to the extent of direct selling cost. Any remaining amount is deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable television system. Historically, installation revenues have been less than related direct selling costs, therefore such revenues have been recognized as installations are completed.

(g) Investments in marketable securities:
Under Chilean GAAP, investments in debt and equity securities are accounted for at the lower of cost or market value. Under U.S. GAAP investments in debt and equity securities are accounted for according to the purpose for which these investments are held. U.S. GAAP defines three distinct purposes for holding investments:

•	Investments held for trading purposes

•	Investments available-for-sale

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

•	Investments held to maturity
The Company considers that all of its investments are available-for-sale.
The effect of recording the marketable securities at fair value is not material and is not included in the effects on shareholders’ equity under paragraph (j) below.

(h) Issuance of shares in subsidiary:
During the year ended December 31, 2003 Metropolis Intercom S.A. issued an additional 3,923,834 shares representing 4.4% of Metropolis Intercom S.A. to related parties. The Company did not subscribe to any of these shares.
Under Chilean GAAP, as the cash received was greater than the related increase in minority interest the Company recorded a deferred gain of ThCh$1,455,918 (historic value), which will be amortized into income in future periods.
Under U.S. GAAP, the transfer would be recorded at the lower of carrying value or fair value, since the cash received was less than the carrying value of Metropolis Intercom S.A. under U.S. GAAP. Consequently under U.S. GAAP, the difference between the cash proceeds and the carrying value has been recorded as a distribution to shareholders. The effect of eliminating the income statement impact of this transaction from net loss as determined under Chilean GAAP and recording this transaction under U.S. GAAP is included in paragraph (j) below.

(i) Effect of minority interests on U.S. GAAP adjustments:
The effects of recording minority interests on U.S. GAAP adjustments are included in the reconciliation to U.S. GAAP in paragraph (j) below.

(j) Effect of conforming net loss and shareholders’ equity to U.S. GAAP:
The adjustments required to conform reported net loss to U.S. GAAP are as follows:

	For the Year Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Net loss in accordance with Chilean GAAP	(17,559,306)	(13,782,682)	(12,725,276)
Deferred taxes (paragraph b)	(2,023,771)	(1,042,069)	(1,124,442)
Amortization of goodwill (paragraph c)	4,269,791	4,289,132	4,225,945
Derivative instruments (paragraph d)	153,218	(1,155,215)	1,039,953
Depreciation (paragraph e)	(1,254,758)	(1,531,846)	(742,030)
Issuance of subsidiaries shares (paragraph h)	—	(18,665)	(73,721)
Effect of minority interests on U.S. GAAP adjustments (paragraph i)	—	309,040	82,970

Net loss and comprehensive loss in accordance with U.S. GAAP	(16,414,826)	(12,932,305)	(9,316,601)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The adjustments required to conform reported shareholders’ equity to U.S. GAAP are as follows:

	As of December 31,

	2003	2004

	ThCh$	ThCh$
Shareholders’ equity, in accordance with Chilean GAAP	135,560,995	122,835,719
Deferred income taxes (paragraph b)	(3,225,187)	(4,349,629)
Effect in amortization of goodwill (paragraph c)	16,239,862	20,465,806
Derivative instruments (paragraph d)	(998,224)	41,729
Depreciation (paragraph e)	(4,320,097)	(5,062,127)
Issuance of subsidiary shares (paragraph h)	(972,327)	(1,046,048)
Effect of minority interests on U.S. GAAP adjustments (paragraph i)	309,039	392,010

Shareholders’ equity, in accordance with U.S. GAAP	142,594,061	133,277,460

The following summarizes the changes in shareholders’ equity under U.S. GAAP during the years ended December 31, 2002, 2003 and 2004:

	For the Year Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Balance as of January 1	172,894,854	156,480,028	142,594,061
Issuance of subsidiary shares (paragraph h)	—	(953,662)	—
Net loss and comprehensive loss in accordance with U.S. GAAP	(16,414,826)	(12,932,305)	(9,316,601)

Balance as of December 31	156,480,028	142,594,061	133,277,460

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

II. Additional disclosure requirements
The following additional disclosures are required under U.S. GAAP:

(a) Income taxes:
Deferred tax assets (liabilities) are summarized as follows as of December 31 under U.S. GAAP:

	2003	2004

	ThCh$	ThCh$
Deferred Tax Assets
Allowance for doubtful debts	1,105,571	1,247,088
Goods and services provision	16,665	35,240
Assets provision	—	—
Unearned revenues	182,172	146,889
Vacation provision	71,294	76,204
Forward contract	169,698	(7,094)
Tax loss carry-forwards	14,755,016	15,898,544
Trademarks	—	—
Assets provision	308,839	348,334
Leasing	58,022	61,298
Trademark rights	2,424	2,836
Accumulated depreciation	738,046	864,735

Total deferred tax assets	17,407,747	18,674,074

Deferred Tax Liabilities
Forward contracts	(161,459)	—
Leasing operations	(65,889)	(71,751)
Accumulated depreciation	(2,294,439)	(2,141,979)
Goodwill	(4,972,368)	(4,933,213)
Software	(289,160)	(260,283)
Rented installations	(128,829)	(124,575)

Total deferred tax liabilities	(7,912,144)	(7,531,801)
Net deferred tax asset (liability) before valuation allowance	9,495,603	11,142,273

Valuation allowance	(6,362,054)	(7,465,323)

Net deferred tax asset (liability)	3,133,549	3,676,950

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The classification of the net deferred tax asset before valuation allowance detailed above is as follows:

	2003	2004

	ThCh$	ThCh$
Short-term	1,383,942	1,498,327
Long-term	8,111,661	9,643,946

Net deferred tax liabilities	9,495,603	11,142,273

The deferred income tax benefit in accordance with U.S. GAAP is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Deferred income tax benefit, Chile GAAP — Note 6	2,449,618	2,088,982	1,820,722
Additional deferred tax adjustment, U.S. GAAP, net	(2,023,771)	(1,042,069)	(1,124,442)

Deferred income tax benefit under U.S. GAAP	425,847	1,046,913	696,280

Permanent differences
Amortization of goodwill is the only permanent income tax difference.

(b) Foreign currency forward contract capacity:
The Company’s Board of Directors approves policies on risk-management of forward currency risk through the use of U.F. to U.S. dollar forward contracts. The Company petitions several Chilean and foreign banks to approve forward contract limits on a yearly basis, which in the aggregate, total US$73 million, US$50 million and US$50 million as of December 31, 2002, 2003 and 2004, respectively. There was US$24.8 million, US$9.7 million and US$39.9 million available as of December 31, 2002, 2003 and 2004, respectively.

(c) Lease agreements:
The Company leases computer equipment and office space by way of capital lease payable in installments through 2016, with a bargain purchase option at the end of the lease.
Minimum lease payments under capital leases are as follows:

Capital

ThCh$
2005	51,070
2006	32,518
2007	29,808
2008	32,518
Thereafter	230,354

Total future minimum lease payments	376,268
Interest	(99,603)

Present value of net minimum lease payments	276,665

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Lease obligations for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004

Short-term	38,625	94,313
Long-term	278,357	275,519

(d) Advertising costs:
Advertising costs are expensed as incurred and amounted to ThCh$2,096,739, ThCh$2,473,895 and ThCh$2,138,229 for the years ended December 31, 2002, 2003 and 2004, respectively.

(e) Reclassification differences between Chilean GAAP and U.S. GAAP:
The following reclassifications are required to conform the presentation of Chilean GAAP income statement information to that required under U.S. GAAP for the years ended December 31, 2002, 2003 and 2004. The reclassification amounts are determined in accordance with Chilean GAAP.

	Year Ended December 31, 2002

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(11,641,140)	(5,286,981)	(16,928,121)
Non-operating expenses	(8,456,463)	5,286,981	(3,169,482)

	Year Ended December 31, 2003

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(7,214,820)	(4,894,029)	(12,108,849)
Non-operating expenses	(8,823,391)	4,894,029	(3,929,362)

	Year Ended December 31, 2004

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(8,645,859)	(4,220,459)	(12,866,318)
Non-operating expenses	(6,360,795)	4,220,459	(2,140,336)
The following reclassifications are required to conform the presentation of Chilean GAAP balance sheet information to that required under U.S. GAAP for the years ended December 31, 2003 and 2004. The reclassification amounts are determined in accordance with Chilean GAAP.

	Year Ended December 31, 2003

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Total current assets	15,167,731	949,757	16,117,488
Total current liabilities	25,185,654	949,757	24,235,897

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	Year Ended December 31, 2004

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Total current liabilities	44,305,345	22,650,889	66,956,234
Total long-term liabilities	28,254,037	(22,650,889)	5,603,148
For US GAAP purposes, as of December 31, 2004 long-term obligation has been reclassified to short-term in accordance with EITF 86-30, “Classification of obligation when a violation is waived by the creditor”.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(f) Condensed balance sheet and income statement in accordance to US GAAP:
The condensed consolidated balance sheet for the years ended December 31 under US GAAP and classified in accordance with US GAAP is presented as follows:

	2003	2004

	ThCh$	ThCh$
ASSETS
Current Assets
Cash and equivalents	7,146,955	4,245,184
Receivables	5,579,591	3,792,128
Other current assets	3,390,942	2,216,252

Total current assets	16,117,488	10,253,564
PROPERTY, PLANT AND EQUIPMENT
PP&E	150,229,916	153,700,553
Accumulated depreciation	(39,006,752)	(49,991,897)

Property, plant and equipment, net	111,223,164	103,708,656
OTHER ASSETS
Goodwill	78,523,106	78,523,106
Other long-term assets	18,551,666	17,641,457

Total other assets	97,074,772	96,164,563

Total assets	224,415,424	210,126,783

LIABILITIES
CURRENT-TERM LIABILITIES
Banks and financial inst.	7,631,787	30,297,444
Payables	11,065,525	33,703,746
Other	8,266,625	2,920,409

Total current-term liabilities	26,963,937	66,921,599
LONG-TERM LIABILITIES
Banks and financial inst	30,246,442	—
Other	18,342,079	4,202,444

Total long-term liabilities	48,588,521	4,202,444
Minority interest	6,268,905	5,725,280
SHAREHOLDERS’ EQUITY
Shareholders’ equity	155,526,366	142,594,061
Net loss	(12,932,305)	(9,316,601)

Total shareholders’ equity	142,594,061	133,277,460

Total Liabilities and shareholders’ equity	224,415,424	210,126,783

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The condensed consolidated statements of income for the years ended December 31 under US GAAP and classified in accordance with US GAAP are presented as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
OPERATING INCOME
Operating revenues	47,911,196	46,100,072	45,547,636
Operating costs	(46,358,310)	(41,389,764)	(40,601,181)

Operating margin	1,552,886	4,710,308	4,946,455
Administrative and selling expenses	(15,958,113)	(14,279,993)	(14,328,858)

Operating loss	(14,405,227)	(9,569,685)	(9,382,403)
NON-OPERATING INCOME
Financial income (expenses)	(2,058,538)	(2,490,613)	(2,276,273)
Other non-operating income	153,218	—	1,039,953
Other non-operating expense	—	(1,173,880)	(73,721)
Goodwill amortization	62,047	—	—
Price-level restatement and Foreign currency translation	(680,852)	(1,220,627)	135,937

Non-operating loss	(2,524,125)	(4,885,120)	(1,174,104)

Loss before taxes and minority interest	(16,929,352)	(14,454,805)	(10,556,507)

Tax benefit	425,847	1,046,913	696,280
Minority interest	88,679	475,587	543,626

Net loss for the year	(16,414,826)	(12,932,305)	(9,316,601)

(g) Estimated fair value of financial instruments and derivative financial instruments:
The accompanying tables provide disclosure of the estimated fair value of financial instruments owned by the Company. Various limitations are inherent in the presentation, including the following:

•	The data excludes non-financial assets and liabilities, such as property, plant and equipment, and goodwill.

•	While the data represents management’s best estimates, the data is subjective and involves significant estimates regarding current economic and market conditions and risk characteristics.
The methodologies and assumptions used depend on the terms and risk characteristics of the various instruments and include the following:

•	Cash and cash equivalents approximate fair value because of the short-term maturity of these instruments.

•	For current liabilities that are contracted at variable interest rates, the book value is considered to be equivalent to their fair value.

•	For interest-bearing liabilities with an original contractual maturity of greater than one year, the fair values are calculated by discounting contractual cash flows at current market origination rates with similar terms.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The following is a detail of the Company’s financial instruments’ Chilean GAAP carrying amount and estimated fair value:

	December 31,

	2003		2004

	Chilean		Chilean
	GAAP		GAAP
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	ThCh$		ThCh$
Assets
Cash and cash equivalents	7,146,726	7,146,726	4,245,184	4,245,184
Short-term accounts receivable	2,580,504	2,580,504	2,022,823	2,022,823
Notes receivable	92,652	92,652	114,250	114,250
Miscellaneous receivables	2,673,926	2,673,926	1,426,134	1,426,134
Notes and accounts receivable from related companies	232,509	232,509	228,921	228,921

Liabilities
Short-term bank debt	—	—	(59,325)	(59,325)
Current portion of long-term bank debt	(7,631,787)	(7,631,787)	(7,587,230)	(7,587,230)
Accounts payable	9,258,399	9,258,399	7,289,371	7,289,371
Current notes and accounts payable to related companies	753,025	753,025	11,893,748	11,893,748
Forward contracts	(4,292,744)	(5,290,969)	(842,019)	(800,290)
Notes payable	(12,133)	(12,133)	(12,193)	(12,193)
Miscellaneous payables	1,041,968	1,041,968	14,508,434	14,508,434
Long-term bank debt	(30,246,442)	(30,246,442)	(22,650,889)	(22,650,889)
Long-term notes payable	(14,761,670)	(14,761,670)	—	—
Long-term notes and accounts payable to related companies	—	—	872,688	872,688

(h) Cash and cash equivalents:
Under Chilean GAAP cash and cash equivalents are considered to be all highly liquid investments with a remaining maturity of less than 90 days as of the closing date of the financial statements, whereas, U.S. GAAP considers cash and cash equivalents to be all highly liquid investments with an original maturity date of less than 90 days. The difference between the balance under U.S. GAAP and Chilean GAAP of cash and cash equivalents is not material for the periods presented.

Supplementary Cash flow information:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Assets acquired under capital leases	—	—	85,440
Interest paid during the year	(1,500,630)	(1,852,560)	(1,268,197)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Revenues and expenses recognized from barter transactions for the years ended December 31 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Revenues recognized from barter transactions	774,333	725,574	518,338
Expenses recognized from barter transactions	31,593	62,601	24,957

(i) Defaults:
On June 8, 2001, the Company obtained a syndicated loan with Banco Santiago, Banco del Estado de Chile, Banco Crédito Inversiones and CorpBanca, for UF 2,823,800. To guarantee the loans, Metrópolis Intercom S.A. pledged the following assets in favor of the aforementioned banks: Hybrid Fiber optic Coaxial Network (“HFC”), its equipment and other real estate.
The Company’s syndicated loan has certain restrictive covenants.
The Company has received bank waivers which releases them from the obligation to meet the financial coverage ratio and permits the Company not to consider liabilities to shareholders in the calculation of the debt to asset ratio.
The amount of the obligation as of December 31, 2004 is ThCh$20,650,889, and the period of the waiver is 180 days.
For US GAAP purposes, the long-term obligation has been reclassified to the short-term in accordance to EITF 86-30, “Classification of obligation when a violation is waived by the creditor”.

(j) Recently issued accounting pronouncement:

Amendment of Statement 133 on Derivative Instruments and Hedging Activities
In May 2004 the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively with exceptions. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of that Statement, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The implementation of SFAS No. 149 had no material impact on the results of operations or financial position of the Company.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Fox Pan American Sports, LLC and its Subsidiary:
We have audited the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, changes in members’ (deficit) equity and cash flows for the year then ended of Fox Pan American Sports, LLC and its subsidiary (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Pan American Sports, LLC, and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Miami, Florida
April 16, 2005

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31

	2004	2003

		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$6,947,650	$12,370,241
Accounts receivable, net of allowance of doubtful accounts of $2,622,128 and $4,574,337, respectively	25,418,844	22,680,843
Due from affiliates	747,187	906,469
Broadcast rights, net	3,405,589	9,837,575
Prepaid expenses and other current assets	1,796,695	626,730

Total current assets	38,315,965	46,421,858
Property and equipment, net	631,762	393,835
Other assets	2,180,686	748,268

Total assets	$41,128,413	$47,563,961

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,581,428	$8,306,630
Accrued expenses	5,220,339	5,291,422
Broadcast rights payable	3,383,745	8,180,097
Current portion notes payable to members	7,500,000	—
Due to affiliates	2,280,231	3,183,068
Income taxes payable	600,000	—
Deferred revenue	2,990,444	966,669

Total current liabilities	27,556,187	25,927,886
Notes payable to members	19,700,000	22,745,424
Accrued interest to members	4,768,169	1,684,109

Total liabilities	52,024,356	50,357,419
Commitments
Members’ deficit	(10,895,943)	(2,793,458)

	$41,128,413	$47,563,961

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

	2004	2003	2002

		Unaudited	Unaudited
Net advertising and subscriber revenue	$90,804,007	$80,507,973	$57,034,958
Sale of broadcast rights	6,772,714	6,001,730	9,427,462

Total revenue	97,576,721	86,509,703	66,462,420
Cost of revenue	77,724,516	85,118,256	93,859,489

Gross margin (loss)	19,852,205	1,391,447	(27,397,069)
Selling, general, and administrative expenses	19,306,028	19,610,630	20,358,515

Operating income (loss)	546,177	(18,219,183)	(47,755,584)
Other income (expense):
Interest expense	(3,084,060)	(1,684,109)	—
Other income (expense), net	(411,340)	1,207,027	(487,654)

Net loss before income taxes	(2,949,223)	(18,696,265)	(48,243,238)
Income tax expense	(5,121,238)	(4,173,940)	(2,870,825)

Net loss	$(8,070,461)	$(22,870,205)	$(51,114,063)

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

		Accumulated
	Members’	other
	capital	comprehensive	Accumulated	Total members’
	contributions	income	deficit	(deficit) equity

Balance at February 5, 2002 (date of merger) (unaudited)	$31,776,237	$—	$—	$31,776,237
Capital contributions (unaudited)	33,541,416	—	—	33,541,416
Net loss (unaudited)	—	—	(51,114,063)	(51,114,063)
Foreign currency translation adjustment (unaudited)	—	3,908,958	—	3,908,958

Comprehensive loss (unaudited)				(47,205,105)

Balance at December 31, 2002 (unaudited)	65,317,653	3,908,958	(51,114,063)	18,112,548
Capital contributions (unaudited)	4,791,461	—	—	4,791,461
Net loss (unaudited)	—	—	(22,870,205)	(22,870,205)
Foreign currency translation adjustment (unaudited)	—	(2,827,262)	—	(2,827,262)

Comprehensive loss (unaudited)				(25,697,467)

Balance at December 31, 2003 (unaudited)	70,109,114	1,081,696	(73,984,268)	(2,793,458)
Net loss	—	—	(8,070,461)	(8,070,461)
Foreign currency translation adjustment	—	(32,024)	—	(32,024)

Comprehensive loss				(8,102,485)

Balance at December 31, 2004	$70,109,114	$1,049,672	$(82,054,729)	$(10,895,943)

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

	2004	2003	2002

		Unaudited	Unaudited
Net loss	$(8,070,461)	$(22,870,205)	$(51,114,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad-debt expense	1,868,463	1,687,504	4,790,420
Equity in earnings of investment, net of amortization	(1,056,361)	(533,710)	105,967
Depreciation and amortization	106,280	19,779	18,483
Deferred income taxes	—	200,940	(200,940)
Changes in operating assets and liabilities:
Accounts receivable	(5,208,686)	(2,648,885)	(16,435,972)
Prepaid expense and other assets	(1,352,179)	(1,057,510)	4,326,198
Accounts payable	1,374,325	3,233,976	1,783,825
Accrued expenses	(1,889,614)	3,957,291	123,008
Due from/to affiliates	287,270	(243,651)	12,120,987
Accrued interest	3,084,060	1,684,109	—
Deferred revenue	2,023,775	959,624	(245,037)
Broadcast rights	1,632,589	(943,080)	1,289,674
Income taxes payable	414,123	71,233	28,987

Net cash used in operating activities	(6,786,416)	(16,482,585)	(43,372,463)

Cash flows from investing activities:
Purchases of property and equipment	(581,562)	(127,330)	(308,970)

Net cash used in investing activities	(581,562)	(127,330)	(308,970)

Cash flows from financing activities:
Members capital contributions	—	4,791,461	36,957,840
Proceeds from notes payable from affiliates and members	1,954,576	15,245,424	—

Net cash provided by financing activities	1,954,576	20,036,885	36,957,840

Net decrease (increase) in cash and cash equivalents	(5,413,402)	3,426,970	(6,723,593)
Cash and cash equivalents, beginning of period	12,370,241	9,283,174	15,495,751
Effect of foreign currency on cash flow	(9,189)	(339,903)	511,016

Cash and cash equivalents, end of period	$6,947,650	$12,370,241	$9,283,174

Supplemental information:
Cash paid for taxes	$4,644,046	$4,512,817	$2,862,867
Non-cash transactions	$2,500,000	$7,500,000	$—
See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

(1)	Organization and Nature of Business

(a)	Description of Business
Fox Pan American Sports, LLC (FPAS) was formed on January 29, 2002 as a limited liability company in the State of Delaware. FPAS was formed to provide spanish language television sports programming service to key markets and sale of broadcast rights within North, Central and South America and the Caribbean through pay television sports networks owned by its subsidiary FSLA Holdings, Inc. (FSLAH) and FSLAH’s subsidiaries, Fox Sports Latin America, Ltd. (FSLA), Fox Sports World Espanol, LLC (FSE), Fox Sports Mexico Distribution, LLC (FSMD), Fox Sports Chile Ltda. (FS Chile), Fox Sports Latin America S.A. (FS Argentina) and Fox Pan American Sports Brazil, Ltd.
On February 5, 2002, FPAS entered into an agreement with Fox Sports International SPV, Inc. (FSI SPV), a wholly owned subsidiary of International Sports Programming, LLC, doing business as Fox Sports International (FSI), a division of News Corporation, Pan American Sports Enterprises (PASE) Company, a wholly owned subsidiary of PSE Holdings, LLC, a partnership controlled by Hicks, Muse, Tate, and Furst, Inc. and Liberty Finance, LLC (LFC) a wholly owned subsidiary of Liberty Media Corporation (collectively known as the Contributing Members) whereby FSI SPV contributed 100% of FSLA Holdings, Inc., which included 100% of Fox Sports Latin America, Ltd., 100% of Fox Sports World Espanol, LLC and 100% of Fox Sports Mexico Distribution, LLC, the sports business of its operations in Argentina and Chile, and cash of $7,500,000; PASE contributed a 50% interest in T&T Sports Marketing Limited (T&T) and cash of $5,833,328; and LFC contributed cash of $5,833,438 for certain equity interests in FPAS (the Contribution Agreement).
The above transaction has been deemed to be a roll up transaction with PASE being the acquiring entity and as such accounted for pursuant to the provisions of Statement of Financial Accounting Standard (SFAS) No. 141 Business Combinations. Accordingly all contributions by PASE have been recorded on the historical basis and all contributions by FSI and LFC have been recorded at their fair values as of February 5, 2002. See Note 1(f).

(b)	Basis of Financial Statement Presentation
The accompanying consolidated financial statements include FPAS, its subsidiary FSLAH and its subsidiaries (Company) and have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenue and expenses for the periods presented. Actual results could differ significantly from those estimates.

(2)	Liquidity and Capital Requirements
As of December 31, 2004, the Company had cash and cash equivalents of $6.9 million. The Company has had recurring losses since inception and has relied on capital contributions and other funding from its members. Although the Company believes its cash flow from operations and working capital will fund its ongoing operations, it is possible that the Company may need to seek additional funding in the future.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market accounts with original maturity terms of less than 90 days.

(b)	Revenue Recognition
Revenues are derived from commercial advertisements, subscriber fees, and the resale of programming rights. Revenues from commercial advertisements are recognized as the commercials are aired, net of agency commissions. Subscriber fees received from cable systems and operators are recognized in the period that services are provided. Amounts received in advance of the advertisement period are reflected as deferred revenue on the consolidated opening balance sheets. Revenues generated from all other services are recognized as the services are provided. The Company sells the rights to broadcast certain sporting events. Revenue is recognized when the events occur.
Revenues from customers are generated in the United States and Latin America (Central and South America). The following table presents revenues from customers by geographic area for the years ended December 31, 2004 and 2003 and the period February 5, 2002 (date of merger) to December 31, 2002:

	2004	2003	2002

		Unaudited	Unaudited
United States	$28,351,516	$24,608,432	$19,734,131
Latin America	69,225,205	61,901,271	46,728,289

Total Revenue	$97,576,721	$86,509,703	$66,462,420

(c)	Allowance for Doubtful Accounts Receivable
The Company’s allowance for doubtful accounts receivable is maintained for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and composition of accounts receivable when determining the allowance for doubtful accounts.

(d)	Property and Equipment
Property and equipment reflects contributions made by FSI and as such are stated at their fair value pursuant to the provisions of SFAS 141 (see note 1) as of February 5, 2002 (date of merger). Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives which range from 3 to 5 years. Amortization of leasehold improvements is provided over the shorter of their useful lives or the remaining term of the lease using the straight line method.

(e)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2004 management believes that their assets are not impaired.

(f)	Investments in T&T Sports Marketing Ltd
Investment in T&T is comprised of a 50% investment in T&T Sports Marketing Ltd (T&T). T&T is responsible for and owns several broadcasting rights for sports programming matches in South America and sells these rights to open cable television channels. Although the Company owns a 50% interest in T&T, it does not have financial or operational control of the entity and accordingly accounts for its investment in T&T under the equity method. The Company initially recorded its investment based on the historical cost basis of the excess of liabilities over assets of T&T ($3.3 million) and also recorded an intangible asset related to the broadcast rights of T&T of an equal amount, which is being amortized over a five year period. As of December 31, 2004, the Company’s investment and the unamortized intangible asset was $1.5 million and is included in other assets and has purchase commitments of $183.6 million through 2010 but no other funding commitments.
Condensed financial information for T&T consists of the following as of and for the years ended December 31, 2004 and 2003 and for the period from February 5, 2002 (date of merger) through December 31, 2002:

	2004	2003	2002

	Unaudited	Unaudited	Unaudited
Current assets	$3,503,653	$4,077,109	$6,633,826
Noncurrent assets	20,000	480,000	20,000
Current liabilities	2,247,157	6,834,637	8,270,904
Noncurrent liabilities	—	250,000	3,669,174
Stockholders’ equity	1,276,496	(2,527,528)	(5,286,252)
Revenue	39,500,871	37,742,137	37,930,912
Net income	3,804,024	2,758,724	1,478,955

(g)	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
No provision for Federal income taxes is made by FPAS since the members are treated as partners for Federal income tax purposes. All Federal income tax consequences are required by such members. Provision for state taxes is made for states in which limited liability companies are liable for such taxes. The Company has certain foreign subsidiaries that are liable for income taxes in their local jurisdiction. Provision for income taxes has been made for jurisdictions in which the Company’s subsidiaries are liable for such taxes.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Marketing Costs
The Company incurs various marketing and promotional costs to add and maintain viewership. These costs are charged to expense in the period incurred. Marketing costs for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, were $3.9 million, $2.9 million, and $2.3 million, respectively.

(i)	Foreign Currency Translation
The functional currency of the Company’s operations in Argentina is the applicable local currency. The functional currency for all other international operations is the U.S. dollar. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average rates of exchange prevailing during the respective period. The unrealized gains and losses resulting from such translation are included as a separate component of members’ equity in accumulated other comprehensive income.

(j)	Broadcast Rights
The Company acquires broadcast rights of sports programming to broadcast on its television network. The costs incurred in acquiring sports programming is capitalized and amortized primarily on a straight-line basis, based on the license period or projected useful life of the programming. Broadcast rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing. The Company has single and multi-year commitments to purchase broadcast rights of sports programming. (See note 8.) The Company evaluates the recoverability of broadcast rights costs associated therein against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to recognize that loss.

(k)	Comprehensive Income
Comprehensive income consists of foreign currency translation adjustments.

(l)	Concentration of Credit and Other Risks
The Company has no significant concentration of credit risk with respect to accounts receivable because of the large number of customers. The Company has operations in Argentina which has experienced significant political and economic changes including severe recessionary conditions and political uncertainty. The Company’s operations may be negatively impacted as the conditions in Argentina remain unstable.

(m)	Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts and notes receivables, payables, and long-term debt. The carrying values for the Company’s financial instruments approximate fair value with the exception at times of long-term debt. As of December 31, 2004, and 2003, the fair value of debt obligations approximated the recorded value.

(n)	Recent Accounting Pronouncements
In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R state that nonpublic entities must apply FIN 46R immediately to all entities created after December 31, 2003, and to all other entities, regardless of the date of creation, no later than the beginning of the first annual reporting period beginning after December 31, 2004.
As the Company is not a public company, thus it is not required to adopt FIN 46R until the fiscal year ended December 31, 2005. The Company owns a 50% interest in T&T, a company that owns and sells sports programming rights. T&T derived $30.1 million or 77% of its revenue from the Company during the year ended December 31, 2004.

(4)	Property and Equipment
Property and equipment consist of the following at:

	December 31

	2004	2003

		Unaudited
Furniture and fixtures	$737,372	$456,727
Less accumulated depreciation	(105,610)	(62,892)

	$631,762	$393,835

(5)	Related-Party Transactions

Fox Sports International
During 2004, 2003 and 2002, the Company has had several service agreements with FSI to provide programming, advertising, affiliate sales, production, technical, corporate and personnel services. The Company recorded expenses related to these services of $21.3 million, $34.8 million, and $37.3 million for 2004, 2003, and 2002, respectively. The ongoing commitments under these agreements are included in note (8).

Torneos y Competencias S.A.
During 2004, 2003, and 2002, the Company has had several services agreements with Torneos y Competencias, S. A. (TyC) an Argentine company and an affiliate of one of the Company’s members to provide advertising and affiliate sales, production and technical services and corporate services. The Company recorded expenses of $2.3 million, $1.7 million and $1.5 million for 2004, 2003, and 2002, respectively. The ongoing commitments under these agreements are included in note (8).

T&T Sports Marketing Company Ltd
The Company has agreements with T&T for the purchase of broadcast rights in relation to sporting events from February 5, 2002 (date of merger) to 60 days subsequent to the last event of the 2010 season. T&T holds the rights for these sporting events in the United States of America, Canada, South America and the Caribbean. The annual license fees incurred to T&T for the sporting events are $30.6 million, $29.0 million and $36.0 million for December 31, 2004, 2003, and 2002, respectively.
In addition, the Company has entered into a month-to-month agreement for the use of T&T’s banner rights and pays for those rights directly to the third party vendor.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2004 and 2003 and the period from February 5, 2002 through December 31, 2002 are as follows:

	2004	2003	2002

		Unaudited	Unaudited
Current — foreign	$5,121,238	$3,973,000	$3,071,765
Deferred — foreign	—	200,940	(200,940)

Total income tax expense	$5,121,238	$4,173,940	$2,870,825

The tax effects based on jurisdictions in which the Company does business of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004, and 2003 are as follows:

	2004	2003

		Unaudited
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,359,784	$2,157,768
Accrued liabilities	1,332,167	1,872,673
Other items	3,859	3,858
Deferred revenues	1,153,928	373,069
Net operating loss and tax credit carryforwards	17,062,146	17,908,661

Total deferred tax assets	21,911,884	22,316,029

Net deferred tax asset before valuation allowance	21,911,884	22,316,029
Less valuation allowance	(21,911,884)	(22,316,029)

Net deferred tax asset	$—	$—

Income tax expense on income from continuing operations differs from the amount computed by applying the U.S. Federal income tax rate of 35% for 2004, 2003, and 2002 to income from continuing operations before income tax because of the following:

	2004	2003	2002

		Unaudited	Unaudited
Expected income tax benefit	$(1,032,228)	$(6,543,693)	$(16,885,533)
State income taxes	(21,731)	(305,443)	(1,345,215)
Meals & entertainment	159,270	61,011	58,450
Devaluation reserve	412,300	(225,400)	1,400,000
Impact of LLC status	1,217,946	1,184,152	856,488
Changes in valuation allowance	(404,074)	6,359,093	15,956,935
Foreign income taxes	4,521,000	3,973,000	2,726,000
Differential in tax rates	350,730	348,120	(109,800)
Flow through of income/loss from deemed foreign income	(681,975)	(676,900)	213,500
Miscellaneous other	600,000	—	—

	$5,121,238	$4,173,940	$2,870,825

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management has recorded a valuation allowance of $21,911,884 and $22,316,029 for December 31, 2004 and 2003, respectively, to bring the deferred tax assets to a realizable amount.
At December 31, 2004, and 2003, the Company has net operating loss and tax credit carryforwards for federal and foreign income tax purposes, which are available to offset future taxable income, if any, through 2024 and 2023, respectively.

(6)	Notes Payable to Members
Notes payable to members consists of the following at December 31, 2004:

Senior promissory notes with due dates beginning on April 28, 2005, bearing interest at an annual rate of 8%	$10,000,000
Subordinated Convertible Credit Agreement due March 1, 2009, bearing interest at an annual rate of 12%	17,200,000

$27,200,000
Current portion of notes payable to members	7,500,000

$19,700,000

On April 28, 2003, the members entered into a Subordinated Convertible Credit Agreement with the Company whereby the members agreed to lend the Company an aggregate amount of $17.2 million in the form of notes payable of which $15.2 million was funded on April 28, 2003 and $2 million on March 1, 2004. These notes bear interest at a rate of 12% per annum and all mature on March 1, 2009 and are convertible in whole or in part at the option of each member at a conversion price of $0.3179 per LLC unit. No lender may convert its loans unless all members agree to convert their respective loans. The loans will automatically convert upon a change in control. The Company has accrued interest of approximately $3.8 million and $1.4 million as of December 31, 2004 and 2003, respectively.
On April 28, 2003, one of the members entered into a Senior Promissory Note agreement whereby the member agreed to lend the Company an aggregate amount of $10.0 million in certain increments. Each loan will mature two (2) years from advance date and will bear interest at the rate of 8% per annum. The Company has accrued interest of approximately $1.0 million and $0.3 million as for December 31, 2004 and 2003, respectively.
The following is a schedule of the future debt payments as of December 31, 2004:

2005	$7,500,000
2006	2,500,000
2007	—
2008	—
2009	17,200,000

$27,200,000

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Members’ Equity
The Company has one class of Members’ Equity. Profits and losses are shared by all members based on their respective percentage of ownership interest. No member shall be liable for any debts of the Company or be required to contribute any additional capital related to deficits incurred. The members’ ownership percentages are as follows:

Percentage
Member	ownership

Pan American Sports Enterprises, Co.	52%
FSI SPV, Inc.	38
Liberty Finance, LLC	10

100%

The ownership percentages above are not reflective of the members’ equity balances as stated on the accompanying consolidated balance sheets.

(8)	Commitments
The Company has commitments under several agreements for varying lengths of time until 2010 to pay for certain sports related broadcasting and programming rights and service agreements. The following is a schedule of future minimum commitments for broadcast rights and programming and service agreements as of December 31, 2004:

2005	$55,078,437
2006	53,232,500
2007	40,369,324
2008	39,002,000
2009	39,002,000
Thereafter	39,002,000

$265,686,261

(9)	Event Subsequent to Date of Report of Independent Registered Public Accounting Firm (Unaudited)
On April 28, 2005, the Company purchased an additional 25% of the common stock of T&T for cash of $2,060,000 and a promissory note having an original principal balance of $7,940,000. The note bears interest at an annual rate of three percent above the one-year London Interbank Offered Rate and matures on December 31, 2006.

EXHIBIT INDEX

Exhibit
No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among the Registrant (fka New Cheetah, Inc.), Liberty Media International, Inc. (LMI), UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to LMI’s Current Report on Form 8-K, dated January 17, 2005 (File No. 000-50671))
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-49658) (the UGC 2004 10-K))
4.5	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-49658))
4.6	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-49658))
4.7	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.8	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)

Exhibit
No.	Description

4.10	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000 (the October 2000 Senior Secured Credit Facility), among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.11	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the October 2000 Senior Secured Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated December 15, 2005 (File No. 000-51360) (the Credit Facility 8-K))
4.12	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.3 to the Credit Facility 8-K)
4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Incentive Plan)*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2005 (File No. 000-51360) (the Incentive Plan 8-K))
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LMI) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the LMI’s common stock, dated July 14, 2004 (File No. 005-79904))
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated December 22, 2005 (File No. 000-51360) (the 409A 8-K))
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Director Plan)*
10.8	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K)
10.9	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective March 8, 2006)*
10.10	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.11	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K)
10.12	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K)

Exhibit
No.	Description

10.13	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.9 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K))
10.14	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K)
10.15	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (Amended and Restated October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 30, 2005 (File No. 000-51360))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K)
10.17	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.18	UIH Latin America, Inc. Stock Option Plan, effective June 6, 1999 (as amended December 6, 2000) (incorporated by reference to Exhibit 10.89 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776) (the UGC Form S-1))
10.19	Form of Indemnification Agreement between the Registrant and its Directors*
10.20	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.21	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2005 (File No. 000-51360) (the Aircraft 8-K))
10.22	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K)
10.23	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K)
10.24	Employment Agreement, effective April 19, 2000, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K)
10.25	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K)
10.26	Contract Extension Letter dated November 2, 2005, among UGC, UPC and Gene Musselman*
10.27	Executive Service Agreement dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K)
10.28	Employment Agreement dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated January 5, 2004 (File No. 000-49658))
10.29	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.29 below (incorporated by reference to Exhibit 10.87 to the UGC Form S-1)
10.30	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1)
10.31	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (Liberty Media) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the Form 10 Amendment))

Exhibit
No.	Description

10.32	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media, the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.33	Form of Facilities and Services Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.34	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.35	Form of Tax Sharing Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.36	Form of Credit Facility between Liberty Media and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.37	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-49658) (the UGC July 2004 8-K))
10.38	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.39	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.40	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-50671))
10.41	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated September 30, 2005 (File No. 000-51360) (the Cablecom 8-K))
10.43	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.44	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
21 — Subsidiaries of Registrant*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co.*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of Finsterbusch Pickenhayn Sibille*
23.5	Consent of KPMG LLP*
23.6	Information re: Absence of Consent of Arthur Andersen LLP*
23.7	Consent of Ernst & Young LTDA.*
23.8	Consent of KPMG LLP*

Exhibit
No.	Description

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification*

*	Filed herewith