Form 10-Q
period 2006-03-31
Liberty Global, Inc.
filed 2006-05-10
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 26, 2006 was:
Series A common stock — 225,582,282 shares;
Series B common stock — 7,320,898 shares; and
Series C common stock — 226,725,621 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005

	amounts in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,923.3	$1,202.2
Trade receivables, net	424.3	534.2
Other receivables, net	125.6	112.5
Current assets of discontinued operations (note 4)	2.0	14.7
Other current assets	392.7	398.8

Total current assets	2,867.9	2,262.4
Investments in affiliates, accounted for using the equity method, and related receivables	813.2	789.0
Other investments	522.3	569.0
Property and equipment, net (note 6)	8,012.4	7,991.3
Goodwill (note 6)	8,994.9	9,020.1
Franchise rights and other intangible assets not subject to amortization	177.6	218.0
Intangible assets subject to amortization, net (note 6)	1,604.0	1,601.8
Long-term assets of discontinued operations (note 4)	291.0	329.9
Other assets, net	722.0	597.0

Total assets	$24,005.3	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)

	March 31,	December 31,
	2006	2005

	amounts in millions
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641.6	$715.6
Accrued liabilities and other	725.7	668.9
Current portion of deferred revenue and advance payments from subscribers and others	609.7	596.0
Accrued interest	136.9	145.5
Current liabilities of discontinued operations (note 4)	20.3	35.3
Current portion of debt and capital lease obligations (note 7)	294.3	270.0

Total current liabilities	2,428.5	2,431.3
Long-term debt and capital lease obligations (note 7)	10,133.1	9,845.0
Deferred tax liabilities	604.2	546.0
Long-term liabilities of discontinued operations (note 4)	33.5	9.6
Other long-term liabilities	925.1	933.7

Total liabilities	14,124.4	13,765.6

Commitments and contingencies (note 10)

Minority interests in subsidiaries	1,811.6	1,796.5

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 232,420,875 and 232,334,708 shares at March 31, 2006 and December 31, 2005, respectively	2.3	2.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,323,570 shares at March 31, 2006 and December 31, 2005	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 239,982,353 and 239,820,997 shares issued at March 31, 2006 and December 31, 2005, respectively	2.4	2.4
Additional paid-in capital	10,002.5	9,992.2
Accumulated deficit	(1,458.4)	(1,732.5)
Accumulated other comprehensive loss, net of taxes	(188.7)	(262.9)
Deferred compensation (note 3)	—	(15.6)
Treasury stock, at cost	(290.9)	(169.6)

Total stockholders’ equity	8,069.3	7,816.4

Total liabilities and stockholders’ equity	$24,005.3	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,

	2006	2005

	amounts in millions,
	except per share
	amounts
Revenue (note 9)	$1,625.9	$1,179.0

Operating costs and expenses:
Operating (other than depreciation) (including $1.0 million of stock-based compensation for each of 2006 and 2005) (notes 3 and 9)	695.0	492.7
Selling, general and administrative (SG&A) (including $15.0 million and $17.7 million of stock-based compensation for 2006 and 2005, respectively) (notes 3 and 9)	374.6	281.5
Depreciation and amortization	462.7	311.9
Impairment, restructuring and other operating charges	6.4	4.6

	1,538.7	1,090.7

Operating income	87.2	88.3

Other income (expense):
Interest expense	(150.7)	(80.7)
Interest and dividend income	15.7	20.5
Share of earnings (losses) of affiliates, net	1.4	(21.3)
Realized and unrealized gains on financial and derivative instruments, net (note 5)	113.8	85.9
Foreign currency transaction gains (losses), net	38.6	(64.7)
Losses on extinguishment of debt (note 7)	(8.9)	(12.0)
Gains on disposition of non-operating assets, net (note 4)	45.3	69.6
Other income (expense), net	(1.0)	0.6

	54.2	(2.1)

Earnings before income taxes, minority interests and discontinued operations	141.4	86.2
Income tax expense	(70.5)	(63.6)
Minority interests in earnings of subsidiaries, net	(27.5)	(5.4)

Earnings from continuing operations	43.4	17.2

Discontinued operations:
Earnings (loss) from operations, including tax expense of $0.5 million in 2005 (note 4)	1.7	(0.7)
Gain from disposal of discontinued operations (note 4)	223.1	—

	224.8	(0.7)

Net earnings	$268.2	$16.5

Basic earnings per common share (note 2):
Earnings from continuing operations	$0.09	$0.05
Discontinued operations	0.48	—

	$0.57	$0.05

Diluted earnings per common share (note 2):
Earnings from continuing operations	$0.07	$0.05
Discontinued operations	0.45	—

	$0.52	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Net earnings	$268.2	$16.5

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	68.6	(100.2)
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings	1.7	(0.8)
Unrealized losses on available-for-sale securities	(1.2)	(1.9)
Reclassification adjustment for loss on available-for-sale securities included in net earnings	4.5	—
Unrealized gain (loss) on cash flow hedges	0.6	(0.5)

Other comprehensive earnings (loss)	74.2	(103.4)

Comprehensive earnings (loss)	$342.4	$(86.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
	Common stock			Additional		comprehensive		Treasury	Total
				Paid-In	Accumulated	loss,	Deferred	stock,	stockholders’
	Series A	Series B	Series C	Capital	Deficit	net of taxes	compensation	at cost	equity

	amounts in millions
Balance at January 1, 2006 before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 3)	—	—	—	(15.6)	5.9	—	15.6	—	5.9

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.6)	(262.9)	—	(169.6)	7,822.3
Net earnings	—	—	—	—	268.2	—	—	—	268.2
Other comprehensive earnings, net of tax	—	—	—	—	—	74.2	—	—	74.2
Repurchase of common stock (note 8)	—	—	—	—	—	—	—	(121.3)	(121.3)
Stock-based compensation, net of taxes (note 3)	—	—	—	15.4	—	—	—	—	15.4
Stock issued in connection with equity incentive plans	—	—	—	2.7	—	—	—	—	2.7
Adjustments due to changes in subsidiary equity	—	—	—	7.8	—	—	—	—	7.8

Balance at March 31, 2006	$2.3	$0.1	$2.4	$10,002.5	$(1,458.4)	$(188.7)	$—	$(290.9)	$8,069.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Cash flows from operating activities:
Net earnings	$268.2	$16.5
Net loss (earnings) from discontinued operations	(224.8)	0.7

Earnings from continuing operations	43.4	17.2
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	16.0	18.7
Depreciation and amortization	462.7	311.9
Impairment, restructuring and other operating charges	6.4	4.6
Amortization of deferred financing costs and non-cash interest	21.3	16.0
Share of losses (earnings) of affiliates, net of dividends	(0.7)	21.3
Realized and unrealized gains on financial and derivative instruments, net	(113.8)	(85.9)
Foreign currency transaction losses (gains), net	(38.6)	64.7
Losses on extinguishment of debt	8.9	12.0
Gains on disposition of non-operating assets, net	(45.3)	(69.6)
Deferred income tax expense	50.2	46.9
Minority interests in earnings of subsidiaries, net	27.5	5.4
Other non-cash items	4.5	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	60.7	99.5
Payables and accruals	(41.1)	(191.7)
Net cash provided by operating activities of discontinued operations	9.8	32.3

Net cash provided by operating activities	471.9	303.3

Cash flows from investing activities:
Capital expended for property and equipment	(335.1)	(239.8)
Cash paid in connection with acquisitions, net of cash acquired	(129.4)	(84.8)
Proceeds received upon disposition of discontinued operation	536.7	—
Proceeds received upon dispositions of assets	92.9	91.1
Net cash received to purchase or settle derivative instruments	2.2	65.9
Change in restricted cash	(1.4)	25.7
Proceeds received from sale of short-term liquid investments	0.9	46.9
Purchases of short-term liquid investments	—	(16.2)
Return of cash previously paid into escrow in connection with 2004 acquisition	—	56.5
Other investing activities, net	(7.4)	1.0
Net cash used by investing activities of discontinued operations	(5.4)	(7.8)

Net cash provided (used) by investing activities	$154.0	$(61.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(unaudited)

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Cash flows from financing activities:
Borrowings of debt	$1,491.6	$3,340.4
Repayments of debt and capital lease obligations	(1,292.5)	(3,704.8)
Repurchase of common stock	(121.3)	—
Payment of deferred financing costs	(12.9)	(44.3)
Proceeds from issuance of stock by subsidiaries	5.2	775.8
Other financing activities, net	0.9	1.4

Net cash provided by financing activities	71.0	368.5

Effect of exchange rates on cash	24.2	(65.4)

Net increase in cash and cash equivalents:
Continuing operations	716.7	520.4
Discontinued operations	4.4	24.5

Net increase in cash and cash equivalents	721.1	544.9
Cash and cash equivalents:
Beginning of period	1,202.2	2,529.1

End of period	$1,923.3	$3,074.0

Cash paid for interest	$151.1	$125.6

Net cash paid for taxes	$26.8	$16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
      LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations in 18 countries (excluding Sweden) outside of the continental United States at March 31, 2006, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding B.V. (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), (collectively, the UPC Broadband Division), we provide video, voice and Internet access services in 12 European countries (excluding Sweden). LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated direct-to-home (DTH) satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia B.V. (chellomedia), which also provides telecommunications and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      On December 19, 2005 we reached an agreement to sell 100% of our Norwegian cable business, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish cable business, UPC Sverige AB (UPC Sweden). The transaction is expected to close during the second half of 2006. We have presented UPC Norway and UPC Sweden as discontinued operations in our condensed consolidated financial statements. See note 4.
      Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.
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
      We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these entities to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our unaudited condensed consolidated financial statements.
      Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of March 31, 2006.
      Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

(2)	Earnings per Common Share (EPS)
      Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options and convertible securities) as if they had been exercised or converted at the beginning of the periods presented. Set forth below are the details of our calculation of basic and diluted EPS:

	Three months ended March 31,

	2006	2005

	dollar amounts in millions
Numerator (dollars)
Net earnings applicable to common stockholders (basic EPS computation)	$268.2	$16.5
Effect of conversion of UGC Convertible Notes	(9.8)	—

Net earning applicable to common stockholders, as adjusted (diluted EPS computation)	$258.4	$16.5

Denominator (shares)
Weighted average common shares outstanding (basic EPS computation)	468,864,024	345,583,840
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method), conversion of UGC Convertible Notes and other	26,160,215	1,362,328

Weighted average common shares, as adjusted (diluted EPS computation)	495,024,239	346,946,168

      At March 31, 2006, the number of our potential common shares that could dilute basic EPS in the future was 53,370,659, of which 11,329,858 shares have been excluded from the calculation of diluted EPS because their inclusion would be anti-dilutive. For additional information, see note 3.
(3)     Accounting Changes
     SFAS 123(R)
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
      SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed by the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      On January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective adoption method. As a result of the adoption of SFAS 123(R), we began (i) using the fair value method to recognize share-based compensation, (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards, and (iii) using the straight-line method to recognize stock-based compensation expense for all stock awards granted after January 1, 2006. SFAS 123(R) also requires recognition of the equity component of deferred compensation as additional paid-in capital. As a result, we have reclassified the January 1, 2006 deferred compensation balance of $15.6 million to additional paid-in capital in our condensed consolidated statement of stockholders’ equity.
      Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards to our employees using the intrinsic value method and we recorded forfeitures as incurred. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options was recognized only if the estimated fair value of the underlying stock exceeded the exercise price on the measurement date, in which case, compensation was recognized based on the percentage of options that were vested until the options were exercised, expired or were cancelled, and (ii) compensation expense for variable-plan options was recognized based upon the percentage of the options that were vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options were exercised, expired or were cancelled. We recorded stock-based compensation expense for our variable-plan options and SARs using the accelerated expense attribution method. We recorded compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period. Most of the outstanding LGI and J:COM stock options at December 31, 2005 were accounted for as variable-plan awards.
      We account for stock-based compensation awards to non-employees and employees of non-consolidated affiliated companies using the fair value method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing model and remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM has such non-employee awards. At March 31, 2006, J:COM calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 1.5% and an expected life of five years.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      Results for fiscal 2005 have not been restated. The following table illustrates the pro forma effect on earnings from continuing operations and earnings from continuing operations per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs was the same under APB No. 25 and SFAS 123, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options granted in tandem with SARs:

Three months ended
March 31, 2005

amounts in
millions, except
per share amounts
Earnings from continuing operations	$17.2
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	2.1
Deduct stock compensation charges as determined under the fair value method, net of taxes	(17.3)

Pro forma earnings from continuing operations	$2.0

Basic and diluted earnings from continuing operations per share:
As reported	$0.05

Pro forma	$0.01

      The following table provides certain information regarding LGI and J:COM awards for the indicated periods. Information concerning the fair value of awards granted by LGI and J:COM during the three months ended March 31. 2006 is not presented as the number of awards granted was not significant.

	LGI Series A, LGI
	Series B and LGI		J:COM
	Series C common		ordinary
	stock (a)		shares (b)

	Three months		Three months
	ended		ended
	March 31,		March 31,

	2006	2005	2006	2005

	amounts in millions
Total intrinsic value of awards exercised:
Options	$2.1	$1.5	$0.1	—
SARs	$0.2	$1.4	—	—
Total intrinsic value of awards vested:
Options	$50.2	$107.0	$3.7	$7.3
SARs	$8.0	$93.3	—	—
Total share-based liabilities paid	—	$1.4	—	—
Total share-based compensation expense	$13.0	$3.8	$0.9	$9.2
Cash received from exercise of options	$2.2	$2.2	$1.2	—
Income tax benefit related to exercise of options	$1.8	$.9	—	—

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

As of March 31, 2006

LGI Series A, LGI
Series B and LGI
	Series C common	J:COM ordinary
	stock (a)	shares (b)

dollar amounts in millions
Total compensation cost related to nonvested awards not yet recognized	$56.9	$3.1
Weighted average period remaining for expense recognition	3.1 years	0.6 years

(a)	Includes the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan and the UGC Employee Plan, as discussed below. In addition to the amount reflected in the table, we have $14.6 million of compensation costs yet to be recognized related to restricted shares of LGI and Zone Vision (see note 4) common stock held by employees of Zone Vision. Stock-based compensation expense associated with these shares will be recognized over the next 3.75 years.

(b)	Includes the J:COM Plan, as discussed below.
      We calculated the expected life of options and SARs granted by LGI during 2006 and 2005 using the “simplified method” set forth in Staff Accounting Bulletin No. 107. The expected volatility for LGI options and SARs granted in 2006 and 2005 was based on the historical volatilities of LGI, UGC and certain other public companies with characteristics similar to LGI for a historical period equal to the expected 4.5 year average life of the LGI awards.
      Although we generally expect to issue new shares of LGI common stock when LGI options or SARs are exercised, we may also elect to issue shares from treasury to the extent available. Although we repurchase shares of LGI common stock from time to time, the parameters of our share purchase and redemption activities are not established solely with reference to the dilutive impact of shares issued upon the exercise of stock options and SARs.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter, and (ii) expire 7 years after the grant date. The LGI Incentive Plan had 39,315,695 shares available for grant as of March 31, 2006. These shares may be awarded in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.
      Pursuant to the LGI Incentive Plan, the Compensation Committee of our Board of Directors approved a grant of stock awards to our employees on May 2, 2006. The grant included (i) options to purchase 1.6 million shares of LGI common stock, (ii) SARs with respect to 1.6 million shares of LGI common stock, and (iii) 1.1 million restricted shares of LGI common stock. In each case, the stock awards were split evenly between LGI Series A common stock and LGI Series C common stock. The exercise price for the stock options and SARs was equal to the closing market price on the grant date and the remaining terms of these stock awards are consistent with the provisions outlined above for options and SARs granted after the LGI Combination.

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
      Our board may grant non-qualified stock options, stock appreciation rights, restricted shares, stock units or any combination of the foregoing under the director plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 10 million, subject to anti-dilution and other adjustment provisions of the LGI Directors Incentive Plan, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third of the option shares on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third of the option shares on the date of each annual meeting of stockholders thereafter provided the director continues to serve as director on such date. The LGI Non-Employee Director Plan had 9,815,696 shares available for grant as of March 31, 2006. These shares may be awarded in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock.

The Transitional Plan
      As a result of the spin off and related adjustments to Liberty Media’s outstanding stock incentive awards, options to acquire shares of LGI Series A, B and C common stock were issued to LMI’s directors and

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
employees, Liberty Media’s directors and certain of its employees pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. No new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan
      Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.
      Summaries of stock option, SARs and restricted stock activity under the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan, the UGC Employee Plan and restricted shares held by employees of Zone Vision during the three months ended March 31, 2006 are as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,532,038	$19.95
Granted	—	$—
Expired or canceled	(1,039)	$42.01
Forfeited	(23,810)	$21.28
Exercised	(82,632)	$10.32

Outstanding at March 31, 2006	6,424,557	$20.06	6.25	$26.7

Exercisable at March 31, 2006	3,660,898	$18.88	5.54	$24.0

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at March 31, 2006	3,066,716	$20.01	6.59	$2.4

Exercisable at March 31, 2006	3,066,716	$20.01	6.59	$2.4

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

			Weighted average
		Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	Number of shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	9,449,833	$18.80
Granted	—	$—
Expired or canceled	(1,039)	$39.77
Forfeited	(23,810)	$20.14
Exercised	(137,094)	$9.59

Outstanding at March 31, 2006	9,287,890	$18.94	6.37	$29.5

Exercisable at March 31, 2006	5,269,382	$22.64	7.46	$26.5

			Weighted average
		Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	Number of shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,267,624	$14.00
Granted	22,500	$19.67
Expired or canceled	—	$—
Forfeited	(60,215)	$16.97
Exercised	(13,533)	$9.63

Outstanding at March 31, 2006	6,216,376	$14.00	7.39	$29.1

Exercisable at March 31, 2006	828,332	$14.84	7.48	$4.0

			Weighted average
		Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	Number of shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,257,092	$13.25
Granted	22,500	$19.11
Expired or canceled	—	$—
Forfeited	(60,215)	$16.06
Exercised	(13,533)	$9.12

Outstanding at March 31, 2006	6,205,844	$13.25	7.39	$28.6

Exercisable at March 31, 2006	817,800	$14.07	7.47	$3.9

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

			Weighted average	Weighted average
Restricted stock —		Weighted average	remaining	grant-date fair
LGI Series A common stock:	Number of shares	stock price	contractual term	value

			in years
Outstanding at January 1, 2006	269,426	$23.07		$23.07
Granted	—	$—		$—
Forfeited	—	$—		$—
Released from restrictions	(24,295)	$23.27		$23.27

Outstanding at March 31, 2006	245,131	$23.05	3.44	$23.05

			Weighted average	Weighted average
Restricted stock —		Weighted average	remaining	grant-date fair
LGI Series B common stock:	Number of shares	stock price	contractual term	value

in years
Outstanding at January 1, 2006	59,270	$22.23		$22.23
Granted	—	$—		$—
Forfeited	—	$—		$—
Released from restrictions	—	$—		$—

Outstanding at March 31, 2006	59,270	$22.23	3.75	$22.23

			Weighted average	Weighted average
Restricted stock —		Weighted average	remaining	grant-date fair
LGI Series C common stock:	Number of shares	stock price	contractual term	value

			in years
Outstanding at January 1, 2006	327,793	$21.63		$21.63
Granted	—	$—		$—
Forfeited	—	$—		$—
Released from restrictions	(24,259)	$22.02		$22.02

Outstanding at March 31, 2006	303,534	$21.60	3.50	$21.60

J:COM Stock Option Plan
      J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Management employees and non-employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. These options generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012. As of March 31, 2006, J:COM has granted the maximum number of options under existing authorized plans.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      A summary of the J:COM Stock Option Plan activity during the three months ended March 31, 2006 is as follows:

			Weighted average
	Number of	Weighted Average	remaining	Aggregate intrinsic
Options — J:COM ordinary shares:	shares	Exercise Price	contractual term	value

			in years	in millions
Outstanding at January 1, 2006	177,504	¥80,141
Granted	—	¥—
Expired or canceled	(858)	¥80,000
Forfeited	(558)	¥80,000
Exercised	(1,649)	¥80,000

Outstanding at March 31, 2006	174,439	¥80,144	5.63	¥551.5

Exercisable at March 31, 2006	145,319	¥80,172	5.63	¥458.3

Austar Stock Option Plans
      At March 31, 2006 and December 31, 2005, Austar had 50,000 options outstanding to purchase ordinary shares at an exercise price of $4.70. Options granted under Austar’s stock option plan generally vest over four years and expire ten years from the date of grant. All options outstanding at March 31, 2006 and December 31, 2005 were fully vested and exercisable and expire in 2009. No additional options are expected to be issued pursuant to this plan.
      Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At March 31, 2006, Austar senior management had purchased Class A and Class B shares that had not been converted into ordinary shares aggregating 18,309,567 and 54,025,795, respectively. All of the Class A shares and none of the Class B shares are vested.

Liberty Jupiter, Inc. Stock Plan
      Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination) own an 18.75% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned an approximate 4.3% indirect interest in J:COM. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to this plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a compensatory plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our condensed consolidated balance sheet. See note 10.

VTR Phantom Stock Appreciation Rights Plan
      In February 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a four-year period and expire no later than July 1, 2010. Upon exercise, the SARs are payable in cash or, for such time as VTR is publicly traded, cash or shares of VTR or any

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
combination thereof, in each case at the election of the committee that administers the VTR Plan (the VTR Committee). As of March 31, 2006, none of the SARs authorized under the VTR Plan had been granted. Accordingly, no compensation expense was recorded with respect to the VTR Plan during the three months ended March 31, 2006. However, on April 12, 2006, the VTR Committee granted a total of 945,000 SARs, each with a vesting commencement date of January 1, 2006. These grants are subject to execution of an agreement by the grantees setting forth the terms and conditions applicable to the SARs.

SFAS No. 155
      On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). Among other matters, SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. If elected, subsequent changes in the fair value of the instrument are recognized in earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Effective January 1, 2006, we adopted SFAS 155 and elected to account for the UGC Convertible Notes (see note 7) on a fair value basis. In accordance with the provisions of SFAS 155, we have accounted for the $9.3 million cumulative impact of this change, before deducting applicable deferred income taxes of $3.4 million, as a $5.9 million net adjustment to our January 1, 2006 accumulated deficit. This adjustment represents the difference between the total carrying value of the individual components of the UGC Convertible Notes under our former method of accounting and the fair value of the UGC Convertible Notes as of January 1, 2006. Pursuant to the provisions of SFAS 155, we have not restated our results for periods prior to January 1, 2006 to reflect this accounting change.

(4)	Acquisitions and Dispositions

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
      As a result of a February 2005 change in the governance of Super Media, we obtained control over the financial and operating policies of Super Media and began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo in connection with this change in corporate governance, we have recorded the consolidation of Super Media/ J:COM at historical cost. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term.
      On March 23, 2005, J:COM received net proceeds of ¥82,043 million ($774.3 million at the transaction date) in connection with an initial public offering (IPO) of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79.1 million at the transaction date) in connection with

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option.
      At March 31, 2006, Super Media owned 3,987,238 or 62.64% of the issued and outstanding shares of J:COM, and LGI’s ownership interest in Super Media was 58.66%.

Acquisitions
      During 2005 we completed the following significant acquisitions, which are collectively referred to herein as the Significant 2005 Acquisitions:
      (i) The June 15, 2005 LGI Combination;
      (ii) The October 24, 2005 acquisition by LG Switzerland of the issued share capital of Cablecom, the parent company of a Swiss broadband communications company;
      (iii) The October 14, 2005 acquisition of Astral Telecom SA (Astral), a broadband communications operator in Romania;
      (iv) The May 9, 2005 consolidation and December 12, 2005 acquisition of NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland);
      (v) The December 14, 2005 acquisition of a controlling interest in Austar United Communications Limited (Austar); and
      (vi) VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis-Intercom S.A. (Metrópolis), a Chilean broadband communications company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC).
      A summary of the purchase prices and the effective acquisition and consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions is presented in the following table (dollar amounts in millions):

	LGI				NTL
	Combination		Cablecom	Astral	Ireland	Austar		Metrópolis

Effective acquisition date for financial	June 15,		October 31,	October 1,	May 1,	December 31,		April 1,
reporting purposes	2005		2005	2005	2005	2005		2005

	dollar amounts in millions
LGI’s ownership at March 31, 2006	(a	)	100%	100%	100%	(b	)	80.0%
Purchase price:
Cash consideration	$694.5		$2,212.3	$407.1	$428.2	$155.0		$—
Direct acquisition costs	9.0		13.6	3.1	20.6	0.5		3.4
Issuance of derivative instrument	—		—	—	—	—		11.7
Issuance of LGI stock	2,787.6		—	—	—	—		—
Issuance of subsidiary stock	—		—	—	—	—		180.0

	$3,491.1		$2,225.9	$410.2	$448.8	$155.5		$195.1

(a)	As a result of the LGI Combination, our interest in UGC increased from 53.4% to 100%.

(b)	On December 14, 2005, we completed a transaction that increased our ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. At March 31, 2006, we owned 670,018,242 shares or 53.96% of Austar’s outstanding ordinary shares.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2005 give effect to the Significant 2005 Acquisitions as if they had been completed as of January 1, 2005. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

Three months
ended
March 31,
2005

amounts in
millions, except
per share
amounts
Revenue	$1,503.8

Net loss from continuing operations	$(55.8)

Loss per share from continuing operations	$(0.16)

      During 2005 and 2006 we completed the following acquisitions, which, when considered individually, would not have had a material impact on our results of operations if such acquisitions had occurred on January 1, 2005:

(i) The March 2, 2006 acquisition of INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL)-provider in Austria, for cash consideration before direct acquisition costs of approximately € 93 million ($111 million at the transaction date);

(ii) The November 2005 purchase by Plator Holdings B.V. (Plator Holdings), an indirect subsidiary of chellomedia, of interests that it did not already own in certain businesses that provide thematic television channels in Spain and Portugal (IPS);

(iii) The September 2005 purchase by J:COM of J:COM Setamachi Co. Ltd. (J:COM Setamachi), a broadband communications provider in Japan;

(iv) The April 2005 acquisition of the remaining 19.9% minority interest in UPC Broadband France SAS (UPC Broadband France);

(v) The February 2005, purchase of the shares in Telemach d.o.o. (Telemach), a broadband communications provider in Slovenia;

(vi) The February 2005 purchase by J:COM of a controlling interest in Chofu Cable, Inc. (Chofu Cable), a broadband communications provider in Japan;

(vii) The January 2005 purchase by chellomedia of the Class A shares of Zone Vision Networks Ltd. (Zone Vision), a programming company focused on the ownership, management and distribution of pay television channels; and

(viii) Other less significant transactions.
      In accordance with the purchase method of accounting, the purchase price of each acquisition was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for each of the LGI Combination, Cablecom, Astral, Austar, INODE

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
and IPS acquisitions, as reflected in our condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

Dispositions
      UPC Norway — On December 19, 2005 we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006 we sold UPC Norway for cash proceeds of approximately €444 million ($537 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility (see note 7). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we have presented UPC Norway as a discontinued operation in our condensed consolidated financial statements. UPC Norway’s net results for the 2006 period through the date of sale were not significant. In connection with the disposal of UPC Norway during the first quarter of 2006, we recognized a net gain of $223.1 million that includes realized cumulative foreign currency translation losses of $1.7 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.
      UPC Sweden — On April 4, 2006, we signed an agreement to sell UPC Sweden to a consortium of unrelated third parties for cash consideration of SEK3,012 million ($394 million at the agreement date), subject to certain closing adjustments, and the assumption by the buyer of capital lease obligations with an aggregate balance of SEK257 million ($33 million) at March 31, 2006. The amount of cash to be received at closing is subject to certain post-closing adjustments. We will be required to apply an estimated € 165 million ($200 million) of the aggregate cash proceeds received to repay a portion of the borrowings outstanding under the UPC Broadband Holding Bank Facility. The actual amount to be repaid will be based on leverage ratio calculations to be performed at the time of the closing of the transaction, as provided by the terms of the UPC Broadband Holding Bank Facility. Although no assurance can be given, closing of the transaction is expected to occur during the second half of 2006, subject to regulatory approval and other customary closing conditions. As the principal terms of this agreement were agreed upon as of March 31, 2006, we have presented UPC Sweden as a discontinued operation in our March 31, 2006 condensed consolidated financial statements in accordance with SFAS 144.
      UPC Norway and UPC Sweden were included in our Other Western Europe operating segment.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      The major assets and liabilities of UPC Norway and UPC Sweden, which are classified as discontinued operations in our condensed consolidated balance sheets, are as follows:

	March 31, 2006	December 31, 2005

	(UPC Sweden)	(UPC Norway)
	amounts in millions
Current assets	$2.0	$14.7
Property and equipment, net	78.8	162.9
Intangible and other assets, net	212.2	167.0

Total assets	$293.0	$344.6

Current liabilities	$20.3	$35.3
Other long-term liabilities	33.5	9.6

Total liabilities	$53.8	$44.9

      The operating results of UPC Norway for the three months ended March 31, 2005 and UPC Sweden for the three months ended March 31, 2006 and 2005, which are included in discontinued operations in our condensed consolidated statements of operations, are presented in the following table:

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Revenue	$23.1	$56.3

Operating income	$6.0	$9.5

Earnings (loss) before income taxes and minority interests	$1.7	$(0.9)

Net earnings (loss) from discontinued operations	$1.7	$(0.7)

      As noted above, we were required to repay €175 million ($214 million on the transaction date) of the debt outstanding under the UPC Broadband Holding Bank Facility (see note 7) from the UPC Norway sales proceeds, and we will be required to repay an estimated € 165 million ($200 million) of debt outstanding under the UPC Broadband Holding Bank Facility from the UPC Sweden sales proceeds. Interest expense related to such required debt repayments of $3.2 million and $3.0 million, for the three months ended March 31, 2006 and 2005, respectively, is included in discontinued operations in the accompanying condensed consolidated statements of operations.

UPC France Letter of Intent
      On March 23, 2006, we announced that we had entered into a non-binding letter of intent to sell UPC France, which owns our broadband communications operations in France, for cash consideration of € 1.25 billion ($1.52 billion). Among other things, the transaction is subject to negotiation of definitive documents, completion of due diligence and financing, all of which are not expected to be completed until the second quarter of 2006. In the event definitive documents are executed, closing will be subject to the receipt of necessary regulatory approvals. No assurance can be given that this transaction will be consummated, and if consummated, that the terms of the definitive agreement will not be different than those contemplated by the non-binding letter of intent. Due to the fact that the letter of intent is non-binding and that the transaction

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
contemplated thereby is subject to a number of significant contingencies, we do not currently consider UPC France to be held-for-sale as that term is defined in SFAS 144. Financial information with respect to UPC France can be found in note 11.

Sky Mexico
      On February 16, 2006, we received $88.0 million in cash upon the sale of our cost investment in a direct-to-home satellite provider that operates in Mexico (Sky Mexico). We recognized a $45.3 million pre-tax gain in connection with this transaction.

(5)	Derivative Instruments
      Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair value of our derivative instrument assets (liabilities), net:

	March 31,	December 31,
	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$240.3	$174.6
Embedded derivatives(a)	1.1	1.0
Foreign exchange contracts	16.0	6.3
Call and put contracts	33.1	12.9
Other	—	0.8

Total(a)	$290.5	$195.6

Current asset	$18.9	$7.3
Long-term asset	289.7	227.9
Current liability	(7.7)	(22.4)
Long-term liability	(10.4)	(17.2)

Total(a)	$290.5	$195.6

(a)	Excludes embedded derivative components of the UGC Convertible Notes at December 31, 2005 and the prepaid forward sale of News Corp. Class A common stock at March 31, 2006 and December 31, 2005, as all amounts related to these items are included in long-term debt and capital lease obligations in our condensed consolidated balance sheet. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      Realized and unrealized gains (losses) on financial and derivative instruments are comprised of the following amounts:

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$54.3	$20.2
Embedded derivatives(a)	(5.5)	55.2
UGC Convertible Notes(b)	33.3	—
Foreign exchange contracts	12.1	7.0
Call and put contracts	19.6	—
Other	—	3.5

Total	$113.8	$85.9

(a)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 period and the forward sale of the News Corp. Class A common stock during the 2006 and 2005 periods. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(b)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 period. See notes 3 and 7.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Cross-currency and Interest Rate Exchange Contracts
      The terms of significant outstanding contracts at March 31, 2006, were as follows:
                  Cross-currency and Interest Rate Swaps:

	Principal	Notional	Interest rate	Interest rate
	amount due	amount	(on principal	(on notional
	from	due to	amount) due from	amount) due to
Maturity date	counterparty	counterparty	counterparty	counterparty

	amounts in millions
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2011(a)	$525.0	€393.5	LIBOR + 3.0%	EURIBOR + 3.10%
October 2012(b)	1,250.0	944.0	LIBOR + 2.5%	6.06%

	$1,775.0	€1,337.5

September 2012(c)	€200.0	CZK5,800.0	5.46%	5.30%

September 2012(d)	€50.0	SKK1,900.0	5.46%	6.04%

Cablecom GmbH, a subsidiary of Cablecom Luxembourg S.C.A. (Cablecom Luxembourg)(e):
April 2007	€193.3	CHF299.8	9.74%	8.33%
April 2007	96.7	149.9	9.74%	8.41%

	€290.0	CHF449.7

Cablecom Luxembourg,
a subsidiary of
Cablecom and the
parent of Cablecom
GmbH:(f)
September 2012	€229.1	CHF335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%

(a)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR (London Interbank Offered Rate)-indexed floating rate debt to Euro-denominated EURIBOR (the Euro Interbank Offered Rate)-indexed floating rate debt.

(b)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated fixed rate debt.

(c)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s EURO-denominated fixed-rate debt to CZK-denominated (Czech Koruna) fixed rate debt for the indicated period.

(d)	Swap contract effectively converts the indicated principal amount of UPC Broadband Holding’s EURO-denominated fixed-rate debt to SKK-denominated (Slovakian Koruna) fixed rate debt for the indicated period.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

(e)	Swap contract effectively converts the indicated principal amount of Cablecom GmbH’s Euro-denominated fixed-rate debt to CHF-denominated fixed-rate debt.

(f)	Swap contract effectively converts the indicated principal amount of Cablecom Luxembourg’s Euro-denominated EURIBOR-indexed floating rate debt to CHF-denominated LIBOR-indexed floating rate debt for the indicated period.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Interest Rate Swaps:

		Interest rate due from	Interest rate due
Maturity date	Notional amount	counterparty	to counterparty

	amounts in
	millions
UPC Broadband Holding(a):
April 2006 — July 2006	€583.0	EURIBOR	2.73%
July — January 2007	583.0	EURIBOR	2.93%
April 2010	1,000.0	EURIBOR	3.28%
September 2012	500.0	EURIBOR	2.96%

	€2,666.0

LG Switzerland(b)
April 2007	€560.1	EURIBOR	2.82%

Cablecom Luxembourg(c):
December 2010	CHF618.5	CHF LIBOR	2.19%
September 2012	711.5	CHF LIBOR	2.33%

	CHF1,330.0

Austar(d):
December 2006	AUD165.0	AUD BBSY	5.67%
January 2009	84.0	AUD BBSY	5.72%

	AUD249.0

Puerto Rico subsidiary(e):
March 2006 — March 2013	$150.0	LIBOR	5.06%

VTR(f):
June 2012	CLP140,401.8	TAB	7.01%

J:COM(g):
June 2009	¥32,697.4	TIBOR	0.52%
December 2009	6,500.0	TIBOR	0.55%
December 2009	1,500.0	TIBOR	0.69%
December 2009	3,000.0	TIBOR	0.70%
April 2006 — April 2013	10,000.0	LIBOR	1.75%
April 2006 — April 2013	5,000.0	LIBOR	1.71%

	¥58,697.4

Plator Holding(h):
May 2006 — November 2010	€53.2	EURIBOR	3.09%

(a)	Each contract effectively fixes the EURIBOR on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt.

(b)	At March 31, 2006, this contact effectively fixed the EURIBOR rate on the indicated principal amount of LG Switzerland’s Euro-denominated debt. The notional amount of this contract increases rateably

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

through January 2007 to a maximum amount of € 597.8 million ($725.7 million) and remains at that level through the maturity date of the contract.

(c)	Each contract effectively fixes the CHF LIBOR on the indicated principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(d)	Each contract effectively fixes the Australian dollar (AUD) BBSY (the Australian Bank Bill Swap Rate) on the indicated principal amount of Austar’s AUD-denominated debt.

(e)	Each contract effectively fixes the LIBOR on the indicated principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(f)	Contract effectively fixes the 90-day Chilean peso (CLP)-denominated TAB (Tasa Activa Bancaria) on the indicated principal amount of VTR’s CLP-denominated debt.

(g)	These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) component of the variable interest rates on borrowings pursuant to J:COM’s Credit Facility (see note 7), and the Japanese yen LIBOR component of the variable interest rates on new loans obtained by J:COM in connection with the April 2006 refinancing of the Tranche B Term Loan of the J:COM Credit Facility. J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

(h)	Swap contract fixes EURIBOR on the indicated principal amount of Plator Holding’s Euro-denominated debt for the indicated period.

Interest Rate Caps:
      Each contract caps the EURIBOR rate on the indicated principal amount of UPC Broadband Holding’s Euro-denominated debt, as detailed below:

Start date	Maturity date	Principal amount	Cap level

	amounts in millions
UPC Broadband Holding:
January 2006	July 2006	€900.0	4.0%
January 2006	January 2007	€600.0	4.0%
July 2006	January 2007	€400.0	4.0%
January 2007	January 2008	€750.0	3.5%

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Foreign Exchange Contracts
      Several of our subsidiaries have outstanding foreign currency forward contracts. A currency forward is an agreement to exchange cash flows denominated in different currencies at a specified future date (the maturity date) and at a specified exchange rate (the forward exchange rate) agreed on the trade date. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at March 31, 2006:

	Amounts converted

	Local currency	Foreign currency	Maturity dates

	amounts in millions
J:COM	¥3,820.5	$33.0	April 2006 — January 2007
VTR	CLP19,565.1	$36.5	April 2006 — March 2007
LG Switzerland	CHF925.1	€606.4	April 2007
Austar	AUD60.2	$44.3	April 2006 — December 2007

(6)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	March 31,	December 31,
	2006	2005

	amounts in millions
Cable distribution systems	$8,765.4	$8,442.9
Support capital and other	1,348.5	1,278.6

	10,113.9	9,721.5
Accumulated depreciation	(2,101.5)	(1,730.2)

Property and equipment, net	$8,012.4	$7,991.3

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Intangible assets subject to amortization
      The details of our intangible assets that are subject to amortization are set forth below:

	March 31,	December 31,
	2006	2005

	amounts in millions
Gross carrying amount
Customer relationships	$1,611.3	$1,600.3
Other	117.3	75.2

	$1,728.6	$1,675.5

Accumulated amortization
Customer relationships	$(109.3)	$(65.2)
Other	(15.3)	(8.5)

	$(124.6)	$(73.7)

Net carrying amount
Customer relationships	$1,502.0	$1,535.1
Other	102.0	66.7

	$1,604.0	$1,601.8

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Goodwill
      Changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows:

				Foreign
			Reclassified	currency
		Acquisition	to	translation
	January 1,	related	discontinued	adjustments	March 31,
	2006	adjustments	operations	and other	2006

	amounts in millions
Europe (UPC Broadband Division)
The Netherlands	$1,270.9	$7.0	$—	$32.9	$1,310.8
Switzerland	2,165.4	2.8	—	23.9	2,192.1
France	94.4	0.9	—	2.4	97.7
Austria	646.1	94.1	—	16.9	757.1
Other Western Europe	492.0	(24.0)	(159.6)	7.0	315.4

Total Western Europe	4,668.8	80.8	(159.6)	83.1	4,673.1

Hungary	352.3	4.8	—	(5.6)	351.5
Other Central and Eastern Europe	613.4	17.2	—	38.9	669.5

Total Central and Eastern Europe	965.7	22.0	—	33.3	1,021.0

Total Europe (UPC Broadband Division)	5,634.5	102.8	(159.6)	116.4	5,694.1
Japan (J:COM)	2,006.3	10.1	—	(60.8)	1,955.6
Chile (VTR)	569.9	11.0	—	(11.8)	569.1
Corporate and Other	809.4	(37.2)	—	3.9	776.1

Total LGI	$9,020.1	$86.7	$(159.6)	$47.7	$8,994.9

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

(7)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

					December 31,
	March 31, 2006				2005

		Unused borrowing
	Weighted	capacity(b)
	average
	interest	Local
	rate(a)	currency	US$	Carrying value(c)

	amounts in millions
Debt:
UPC Broadband Holding Bank Facility	6.27%	€875.0	$1,062.2	$3,978.2	$4,052.8
J:COM Credit Facility	0.53%	¥30,000.0	255.3	1,049.4	1,059.8
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	4.18%	CHF150.0	115.1	1,025.9	204.3
UPC Holding Senior Notes 7.75%	7.75%	—	—	606.9	591.6
UPC Holding Senior Notes 8.63%	8.63%	—	—	364.2	355.0
LG Switzerland PIK Loan	10.76%	—	—	667.6	650.8
UGC Convertible Notes	1.75%	—	—	537.1	565.5
Cablecom Luxembourg Fixed Rate Notes	9.38%	—	—	393.3	384.7
Secured Borrowing on ABC Family preferred stock	7.06%			345.0	—
VTR Bank Facility	6.55%	—	—	333.1	341.4
Other J:COM debt	0.65%	¥2,000.0	17.0	204.4	183.2
Puerto Rico subsidiary bank facility	7.08%	$10.0	10.0	150.0	127.5
Austar bank facility	7.18%	AUD 98.7	70.7	136.1	139.4
Cablecom Luxembourg Floating Rate Notes	—	—	—	—	789.3
Other	6.35%	—	—	274.8	280.9

Total debt	5.76%		$1,530.3	10,066.0	9,726.2

Capital lease obligations:
J:COM				330.1	326.6
Other subsidiaries				31.3	62.2

Total capital lease obligations				361.4	388.8

Total debt and capital lease obligations				10,427.4	10,115.0
Current maturities				(294.3)	(270.0)

Long-term debt and capital lease obligations				$10,133.1	$9,845.0

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

(a)	Represents the weighted average interest rate in effect at March 31, 2006 for all borrowings outstanding pursuant to each debt instrument. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2006 without regard to covenant compliance calculations. At March 31, 2006, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At March 31, 2006, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility (see below) was limited by covenant compliance calculations. Based on the March 31, 2006 covenant compliance calculations, the aggregate amount that will be available for borrowing when the March 31, 2006 bank reporting requirements have been completed for the UPC Broadband Holding Bank Facility is € 231.2 million ($280.7 million). Although the full amount of the Cablecom GmbH Revolving Facility was available to be borrowed at March 31, 2006, we anticipate that the availability under this facility will be significantly reduced upon the submission of the March 31, 2006 covenant compliance calculations.

(c)	Includes unamortized debt discount or premium, if applicable.

UPC Broadband Holding Bank Facility
      On May 10, 2006 (the Effective Date) the UPC Broadband Holding Bank Facility was amended and the Facility F, G and H term loans thereof were refinanced with a portion of the borrowings under new Facility J and K term loans of the amended UPC Broadband Holding Bank Facility. The amounts borrowed under Facilities J and K aggregated € 1.8 billion and $1.775 billion, with each denomination split evenly between Facilities J and K. Borrowings denominated in euro under Facility J and K will bear interest at an initial margin of 2.25% above EURIBOR. Borrowings denominated in U.S. dollars under Facilities J and K will bear interest at an initial margin of 2.00% above LIBOR. Both facilities are to be repaid in one installment with the outstanding borrowings under Facilities J and K due and payable on March 31, 2013 and December 31, 2013, respectively. As a result of this refinancing, UPC Broadband Holding reduced its cost of borrowing and extended its debt maturities such that no term loans under the amended UPC Broadband Holding Bank Facility mature prior to 2013. The U.S. dollar facilities benefit from call protection for 12 months from signing such that any amounts voluntarily prepaid during that period will have to include an additional 1% on the aggregate amount repaid.
      The amended UPC Broadband Holding Bank Facility permits additional facilities and the remaining availability under existing revolving credit Facilities A and I to be drawn in the currencies of the jurisdictions of members of the borrower group (in addition to euros and U.S. dollars).
      The amended UPC Broadband Holding Bank Facility also introduces a mandatory prepayment requirement of 4 times the Annualized EBITDA, as defined in the amended UPC Broadband Holding Bank Facility, of disposed assets. The prepayment amount may be allocated to one or more of the facilities at the borrower’s discretion and then applied to the loans under the relevant facility on a pro-rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro-forma covenant compliance. If the mandatory prepayment amount is less than € 100 million, then no prepayment is required (subject to pro-forma covenant compliance).
      The basket for permitted disposals of assets has been increased from an aggregate of 5% of assets, revenues or EBITDA of the borrower group to allow for disposals of assets, the Annualized EBITDA of which does not exceed the Remaining Percentage of the Annualized EBITDA of the borrower group, with each

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
capitalized term having the meaning set forth in the amended UPC Broadband Holding Bank Facility. The Remaining Percentage is (i) the greater of (A) 17.5% and (B) the percentage of Annualized EBITDA of the borrower group represented by the Annualized EBITDA of UPC France Holding B.V. and its subsidiaries; (ii) less the aggregate percentage value of all previous disposals made after the Effective Date; (iii) plus the aggregate amount of certain reinvestments made after the Effective Date. The amended UPC Broadband Holding Bank Facility introduces a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the borrower group.
      The amended UPC Broadband Holding Bank Facility also permits the payment by members of the borrower group of dividends, distributions and other payments where the Senior Leverage Ratio of the borrower group, as defined in the amended UPC Broadband Holding Bank Facility, is 4 to 1 or less prior to and after making the payment and provided that no default is outstanding or will result from the relevant payment being made.

J:COM Credit Facility
      J:COM has a ¥155 billion ($1,319.1 million) credit facility agreement with a syndicate of banks led by The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation (the J:COM Credit Facility). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis pursuant to three facilities: a ¥30 billion ($255.3 million) five-year revolving credit loan (the Revolving Loan); an ¥85 billion ($723.4 million) five-year amortizing term loan (the Tranche A Term Loan); and a ¥40 billion ($340.4 million) seven-year amortizing term loan (the Tranche B Term Loan). On December 21, 2005 J:COM borrowed ¥85 billion of the Tranche A Term Loan, and ¥40 billion of the Tranche B Term Loan to repay its then-existing credit facility.
      On April 7, 2006 J:COM refinanced ¥38 billion ($323 million at the transaction date) of the Tranche B Term Loan with fixed-interest rate loans totaling ¥18 billion and with variable-interest rate loans totaling ¥20 billion. The fixed-interest rate loans have a weighted average interest rate of 2.06%, while the variable-interest rate loans have a weighted average interest rate of Japanese yen LIBOR plus 0.30%, (0.47% as of April 7, 2006 including margin). The new loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates.

UGC Convertible Notes
      Through December 31, 2005, we accounted for the UGC Convertible Notes as compound financial instruments that contained a foreign currency debt component and an equity component that was indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). Effective January 1, 2006, we began accounting for the UGC Convertible Notes at fair value. See note 3.

Cablecom Luxembourg Refinancing
      On December 5, 2005, Cablecom Luxembourg and Cablecom GmbH entered into a facilities agreement (the Cablecom Luxembourg Bank Facility) with certain banks and financial institutions as lenders. On January 20, 2006, Cablecom Luxembourg used the remaining available proceeds under the Cablecom Luxembourg Bank Facility term loans of (i) CHF350 million ($273 million at the transaction date) from the Facility A term loan, (ii) CHF356 million ($277 million at the transaction date) from the Facility B term loan, and (iii) € 229 million ($277 million at the transaction date) from the Facility B term loan, to fund the

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
redemption (the Redemption) of all of Cablecom Luxembourg’s senior secured floating rate notes (the Cablecom Luxembourg Floating Rate Notes) that were not tendered in the change in control offer that Cablecom Luxembourg was required to effect in connection with the Cablecom Acquisition. The redemption price paid was 102% of the respective principal amounts of the Cablecom Floating Rate Notes, plus accrued and unpaid interest through the Redemption date. We recognized a $7.6 million loss on the extinguishment of the Cablecom Luxembourg Floating Rate Notes during the three months ended March 31, 2006. This loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Redemption.
      The Cablecom Luxembourg Bank Facility provides the structure for a CHF 150 million ($115.1 million) revolving credit facility to be available to replace an existing CHF 150 million ($115.1 million) revolving credit facility of Cablecom GmbH (the Cablecom GmbH Revolving Facility). To date, the Cablecom GmbH Revolving Facility remains in place and there are no commitments to fund the revolving credit facility of the Cablecom Luxembourg Bank Facility.

Borrowing Secured by ABC Family Preferred Stock
      We own a 99.9% beneficial interest in Liberty Family Preferred, LLC (LFP LLC), an entity that owns 345,000 shares of the 9% Series A preferred stock of ABC Family Worldwide, Inc. (ABC Family) with an aggregate liquidation value of $345.0 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. The carrying value of the ABC Family preferred stock was $360.5 million and $365.1 million at March 31, 2006 and December 31, 2005, respectively, and is included in other investments in our condensed consolidated balance sheets.
      On March 23, 2006, LFP LLC entered into a Loan and Pledge Agreement with Deutsche Bank AG, which allowed LFP LLC to borrow up to $345.0 million. On March 29, 2006, LFP LLC borrowed the full available amount and received net proceeds of $338.9 million ($345.0 million less prepaid interest of $6.1 million). The net proceeds received by LFP LLC were then loaned to LGI. The borrowing bears interest at three-month LIBOR plus 2.1% and matures on August 1, 2007. LFP LLC has pledged all 345,000 shares of the ABC Family preferred stock as security for the borrowing. The borrowing is non-recourse to LFP LLC and LGI, except for the collateral and except for LGI’s conditional limited guarantee of any and all amounts due under the Loan and Pledge Agreement. We believe that the likelihood of having to honor this guarantee is remote.

Refinancing of Puerto Rico subsidiary’s bank debt
      On March 1, 2006, our Puerto Rico subsidiary refinanced its existing bank facility with a portion of the proceeds from a $150 million term loan under an amended and restated senior secured bank credit facility. The new bank credit facility also provides for a $10 million revolving loan. Borrowings under the new facility mature in 2012 and bear interest at a margin of 2.25% over LIBOR. In connection with this refinancing, our Puerto Rico subsidiary entered into interest rate swaps that effectively convert the full principal amount of the $150 million term loan into a fixed rate loan. We recognized a $1.3 million loss on the extinguishment of debt during the three months ended March 31, 2006 as a result of the write-off of a portion of deferred financing fees that were originally incurred in connection with the refinanced debt.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

(8)	Stockholders’ Equity

Structured Stock Repurchase Instruments
      In January 2006, we paid $10.7 million to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $21.80 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. In connection with the February 2006 expiration of this agreement, we exercised our call options and acquired 500,000 shares of LGI Series A common stock. We accounted for the aforementioned call option contract as an equity instrument due to the fact that the related agreement met the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as an equity instrument.

Repurchase of LGI Common Stock
      On June 20, 2005, we announced the authorization of a stock repurchase program. Under this program, we effected purchases through the first quarter of 2006 that resulted in our acquisition of $200 million in LGI Series A common stock and LGI Series C common stock. In addition, on March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. This stock repurchase program may be effected through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time.
      In the three months ended March 31, 2006, we repurchased 2,698,558 shares (including the 500,000 shares acquired pursuant to the aforementioned call option contract) and 3,162,845 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $121.3 million. Subsequent to March 31, 2006, we repurchased an additional 1,543,837 shares of LGI Series C common stock for aggregate cash consideration of $31.4 million.
      Also, subsequent to March 31, 2006, we repurchased 5,000,000 shares of LGI Series C common stock from a financial institution pursuant to a collared accelerated stock repurchase transaction for an initial price (which is subject to adjustment) of $100.7 million. Pursuant to the transaction, we will either pay or receive an adjustment to the initial purchase price depending on the specified volume weighted average price of the shares over the period from April 10, 2006 through a date selected by the financial institution which shall not be earlier than May 1, 2006 or later than May 15, 2006. If such price is less than the initial price per share, then we will receive the difference, subject to a floor price, and if such price is greater than the initial price per share, then we will pay the difference, subject to a cap price.

(9)	Related Party Transactions
      Related party revenue of LGI and its consolidated subsidiaries other than J:COM, which is discussed separately below, was $5.7 million and $1.8 million during the three months ended March 31, 2006 and 2005, respectively, which consisted primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates. Related party operating expenses of LGI and its consolidated subsidiaries other than J:COM were $9.2 million and $6.2 million during the three months ended March 31, 2006 and 2005, respectively, which consisted primarily of programming costs and interconnect fees charged by equity method affiliates.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV Co., Ltd. (Jupiter TV), a 50% joint venture owned by our company and Sumitomo. The revenue from affiliates for such services provided, the related materials sold and distribution fees received amounted to ¥1,119.0 million ($9.6 million at the average exchange rate for the period) and ¥1,509.3 million ($14.4 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively.
      J:COM purchases certain cable television programming from Jupiter TV and other affiliates. Such purchases amounted to ¥1,328.9 million ($11.4 million at the average exchange rate for the period) and ¥1,008.7 million ($9.6 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively. These amounts are included in operating costs in our condensed consolidated statements of operations.
      J:COM pays monthly fees to a certain equity method affiliate for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM from its customers. Payments made to the affiliate under these arrangements were nil and ¥804.8 million ($7.7 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively. This amount is included in operating costs in our condensed consolidated statements of operations.
      J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. The service fees paid to Sumitomo amounted to ¥222.0 million ($1.9 million at the average exchange rate for the period) and ¥76.3 million ($0.7 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively. These amounts are included in SG&A expenses in our condensed consolidated statements of operations.
      J:COM leases, primarily in the form of capital leases, customer premise equipment, various office equipment and vehicles from two Sumitomo subsidiaries and an affiliate of Sumitomo. The aggregate amount of new lease obligations entered into amounted to ¥2,904.0 million ($24.8 million at the average exchange rate for the period) and ¥3,055.3 million ($29.2 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively. Net related party interest expense, primarily related to assets leased from these Sumitomo entities, was ¥272.1 million ($2.3 million at the average exchange rate for the period) and ¥251.2 million ($2.4 million at the average exchange rate for the period) during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, capital lease obligations of J:COM aggregating ¥35,232.0 million ($299.8 million) were owed to these Sumitomo entities.

(10)	Commitments and Contingencies

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Contingent Obligations
      Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC, LLC (Liberty Japan MC). Another shareholder of Mediatti, Olympus Capital Holdings Asia I, L.P. and its affiliates who own Mediatti shares (Olympus), has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
      Belgian Cable Holdings (BCH), an indirect wholly owned subsidiary of chellomedia, and Callahan Partners Europe (CPE), an unrelated third party, each own 78.4% and 21.6%, respectively, of the common equity interest in Belgian Cable Investors, LLC (Belgian Cable Investors). Belgian Cable Investors and another subsidiary of chellomedia collectively own a 19.89% economic interest in Telenet Group Holdings N.V., a broadband communications operator in Belgium. CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. At March 31, 2006, the accreted value of our preferred interest in Belgian Cable Investors was $189.3 million.
      Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to chellomedia on January 7, 2008 and January 7, 2010, respectively. chellomedia has a corresponding call right.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. We have reflected the $6.9 million fair value of this put obligation at March 31, 2006 in other current liabilities in our condensed consolidated balance sheet.
      As described in note 3, four individuals own an 18.75% common stock interest in Liberty Jupiter, which owned an approximate 4.3% indirect interest in J:COM at March 31, 2006. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements
      At March 31, 2006, J:COM guaranteed ¥10,852 million ($92.4 million) of debt of certain of its non-consolidated affiliates. The debt maturities range from 2007 to 2018.
      In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Legal Proceedings and Other Contingencies
      Cignal — On April 26, 2002, Liberty Global Europe N.V., previously known as United Pan Europe Communications, N.V. (LGE) and the indirect parent of UPC Holding, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against LGE in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that LGE failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. LGE believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, LGE believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. The remaining former Cignal shareholders may initiate separate proceedings prior to the expiration of the statute of limitations. We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter. However, we do not anticipate that the outcome of this case will result in a material adverse effect on our financial position or results of operations.
      Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price was paid to the public stockholders of UGC in connection with the LGI Combination and intend to vigorously defend this action. We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter. However, we do not anticipate that the outcome of this case will result in a material adverse effect on our financial position or results of operations.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      The Netherlands Rate Increases — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, we were informed that KPN had filed an appeal against the NMA decision with the administrative court.
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
      The Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services OPTA has analyzed market 18 (wholesale market for video services) and an additional nineteenth market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006 OPTA announced its decisions on both markets. The decisions are in line with the draft decisions that were approved by the Commission of European Communities (EC Commission) in November and December 2005. OPTA’s findings are that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 (wholesale market for video services) includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will develop by the creation of guidelines by OPTA and/or by the development of case law.
      On the same date OPTA also announced its decision on the market relating to the retail delivery of radio and television packages (retail market). The decision is limited to one year (2006) and OPTA will not intervene in UPC NL’s retail prices as long as UPC NL does not increase its basic analog subscription fee by more than the CPI increase (which UPC NL did not do). Furthermore the decision includes two additional obligations: (i) to continue to offer the analog video services on a standalone basis without requiring customers to buy other services and (ii) to publish on the website of UPC NL which part of the monthly subscription fees relates to programming costs.
      Teleclub litigation — Cablecom is involved in a number of proceedings with Teleclub AG (Teleclub), which has exclusive rights to a significant portion of the premium and sports content distributed in Switzerland. Swisscom AG (Swisscom), the incumbent telecommunications operator, holds an indirect

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
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
      Although an unfavorable outcome from the Teleclub legal proceedings could result in an adverse effect on Cablecom’s business, we cannot currently estimate the loss that Cablecom would incur in the event of an unfavorable outcome. We expect that these proceedings may continue for several years until a non-appealable decision has been made. We cannot currently predict the outcome of these proceedings.
      Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. In the normal course of business, we may be subject to a review of our income tax filings by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. We have recorded an estimated liability in our consolidated tax provision for any such amount that we do not have a probable position of sustaining upon review of the taxing authorities. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations, interpretations, and precedent. We believe that adequate accruals have been made for contingencies related to income taxes, and have classified these in current and long-term liabilities based upon our estimate of when the ultimate resolution of the contingent liability will occur. The ultimate resolution of the contingent liabilities will take place upon the earlier of (i) the settlement date with the applicable taxing authorities or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations. Any difference

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
between the amount accrued and the ultimate settlement amount, if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.
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
      In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property and sales tax issues, and (iii) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our condensed consolidated financial statements.

(11)	Segment Reporting
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
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our condensed consolidated earnings before income taxes, minority interests and discontinued operations is

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
presented below. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.
      We have identified the following consolidated operating segments as our reportable segments:

•	Europe (UPC Broadband Division)

•	The Netherlands

•	Switzerland

•	France

•	Austria

•	Other Western Europe

•	Hungary

•	Other Central and Eastern Europe

•	Japan (J:COM)

•	Chile (VTR)
      All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet access services. Our operating segments in the UPC Broadband Division provided services in 12 European countries (excluding Sweden) at March 31, 2006. Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant consolidated operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between our UPC Broadband Division and chellomedia. J:COM provides video, voice and Internet access services in Japan. VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.

Performance Measures of Our Reportable Segments
      Our reportable segments have been reclassified for all periods to present our broadband operations in Norway and Sweden as discontinued operations. Accordingly, we present only the reportable segments of our continuing operations in the following table. The costs allocated to UPC Norway and UPC Sweden by our UPC Broadband Division have been reclassified to the corporate and other category for all periods presented and are separately presented in the following table as corporate costs of UPC Broadband Division allocated to discontinued operations. We allocate these costs to the remaining operating segments of the UPC Broadband Division once the entities are sold. See note 4.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      The amounts presented below represent 100% of each business’s revenue and operating cash flow. As we control VTR, Super Media/ J:COM and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net in our condensed consolidated statements of operations. In the case of Austar, the minority interests’ share of Austar’s net earnings are currently charged to additional paid-in capital due to the fact that the minority interest’s share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Revenue		Operating cash flow

	Three months ended		Three months ended
	March 31,		March 31,

	2006	2005	2006	2005

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands	$196.0	$204.5	$86.2	$105.4
Switzerland	178.9	—	69.6	—
France	130.4	131.9	23.5	25.1
Austria	87.0	85.0	37.6	36.2
Other Western Europe	72.0	33.5	22.0	11.2

Total Western Europe	664.3	454.9	238.9	177.9

Hungary	75.0	72.2	33.0	28.5
Other Central and Eastern Europe	127.8	83.9	56.5	35.5

Total Central and Eastern Europe	202.8	156.1	89.5	64.0

Corporate costs of UPC Broadband Division allocated to discontinued operations	—	—	(2.2)	(4.5)

Total Europe (UPC Broadband Division)	867.1	611.0	326.2	237.4
Japan (J:COM)	437.3	406.1	172.2	168.4
Chile (VTR)	132.9	84.9	46.2	30.8
Corporate and other	214.2	94.9	27.7	(13.1)
Intersegment eliminations	(25.6)	(17.9)	—	—

Total consolidated LGI	$1,625.9	$1,179.0	$572.3	$423.5

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)
      The following table provides a reconciliation of total segment operating cash flow to earnings before income taxes, minority interests and discontinued operations:

	Three months ended
	March 31,

	2006	2005

	amounts in millions
Total segment operating cash flow	$572.3	$423.5
Stock-based compensation expense	(16.0)	(18.7)
Depreciation and amortization	(462.7)	(311.9)
Impairment, restructuring and other operating charges	(6.4)	(4.6)

Operating income	87.2	88.3
Interest expense	(150.7)	(80.7)
Interest and dividend income	15.7	20.5
Share of earnings (losses) of affiliates, net	1.4	(21.3)
Realized and unrealized gains on financial and derivative instruments, net	113.8	85.9
Foreign currency transaction gains (losses), net	38.6	(64.7)
Losses on extinguishment of debt	(8.9)	(12.0)
Gains on disposition of non-operating assets, net	45.3	69.6
Other income (expense), net	(1.0)	0.6

Earnings before income taxes, minority interests and discontinued operations	$141.4	$86.2

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(unaudited)

Geographic Segments
      The revenue of our geographic segments is set forth below:

	Three months ended
	March 31,

Revenue	2006	2005

	amounts in millions
Europe:
Europe (UPC Broadband Division):
The Netherlands	$196.0	$204.5
Switzerland	178.9	—
France	130.4	131.9
Austria	87.0	85.0
Ireland	61.8	23.3
Belgium	10.2	10.2

Total Western Europe	664.3	454.9

Hungary	75.0	72.2
Romania	42.3	8.8
Poland	39.0	35.1
Czech Republic	28.2	25.6
Slovak Republic	11.5	10.0
Slovenia	6.8	4.4

Total Central and Eastern Europe	202.8	156.1

Total Europe (UPC Broadband Division)	867.1	611.0
chellomedia(a)	93.7	61.4

Total Europe	960.8	672.4

Japan (J:COM)	437.3	406.1

The Americas:
Chile (VTR)	132.9	84.9
Other(b)	33.8	33.5

Total — The Americas	166.7	118.4

Australia	86.7	—

Intersegment eliminations	(25.6)	(17.9)

Total consolidated LGI	$1,625.9	$1,179.0

(a)	chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands and other European countries.

(b)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2006 and 2005.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.
      The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2006.
Forward Looking Statements
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2005 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer such as our digital migration project in The Netherlands;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	spending on foreign television advertising;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, internal controls and financial statements of businesses we acquire;

•	our ability to consummate the pending sales of UPC Sweden and UPC France;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.
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
Overview
      We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations in 18 countries (excluding Sweden) outside of the continental United States at March 31, 2006, primarily in Europe, Japan and Chile. Through our UPC Broadband Division, we provide video, voice and Internet access services in 12 European countries (excluding Sweden). LG Switzerland holds our 100% ownership in Cablecom, a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in J:COM, we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide video, voice and Internet access services in Chile. We also have (i) consolidated DTH satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia, which also provides telecommunication and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Holding and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At March 31, 2006, we owned an indirect 36.74% interest in J:COM through our 58.66% controlling interest in Super Media and Super Media’s 62.64% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/ J:COM.
      In addition to the LGI Combination and the consolidation of Super Media/ J:COM, we have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) a controlling interest in Zone Vision, a video programming company in Europe, on January 7, 2005, (ii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iii) Astral, a broadband communications provider in Romania, on October 14, 2005, (iv) Cablecom, a broadband communications provider in Switzerland on October 24, 2005, (v) IPS, an indirect subsidiary of chellomedia that provides thematic television channels in Spain and Portugal on November 23, 2005, and (vi) INODE, an unbundled DSL-provider in Austria, on March 2, 2006. In another transaction in Europe, our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), through its contractual relationship with Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity) and its affiliate, MS Irish Cable Holdings B.V. (MS Irish Cable), began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 9, 2005, and on December 12, 2005, UPC Ireland acquired a 100% interest in NTL Ireland through its acquisition of MS Irish Cable from MSDW Equity. In the following discussion and analysis of our results of operations, we collectively refer to the May 9, 2005 consolidation, and the December 12, 2005 acquisition of NTL Ireland as the “acquisition” of NTL Ireland, with such acquisition considered to be effective as of May 1, 2005 for purposes of comparing our 2006 and 2005 operating results. We have also completed a number of less significant acquisitions in Europe. In Japan, J:COM acquired an approximate 92% ownership interest in Chofu Cable on February 25, 2005 and a 100% interest in J:COM Setamachi on September 30, 2005. Chofu Cable and J:COM Setamachi are broadband communications providers in Japan. During the fourth quarter of 2005 and the first quarter of 2006, J:COM also acquired controlling interests in certain less significant broadband communications providers in Japan. As noted above, VTR acquired a controlling interest in Metrópolis on April 13, 2005. In addition, on December 14, 2005 we completed a transaction that increased our indirect ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. Prior to this transaction, we accounted for our investment in Austar using the equity method of accounting.
      For additional information concerning our closed acquisitions, see note 4 to our condensed consolidated financial statements.
      As further discussed in note 4 to our condensed consolidated financial statements, our condensed consolidated financial statements have been reclassified to present our broadband operations in Norway and Sweden as discontinued operations. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and financial condition that we present and discuss are those of our continuing operations.

      In general, we are seeking to build broadband and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined below and in note 11 to our condensed consolidated financial statements). Therefore, we seek to acquire entities that have strong growth potential at prudent prices and sell businesses that we believe do not meet this profile. In this regard, we began a bid solicitation process in the fourth quarter of 2005 with respect to our Scandinavian assets which led to the sale of UPC Norway in January 2006 and an April 2006 agreement to sell UPC Sweden. In addition, in March 2006, we entered into a non-binding letter of intent to sell UPC France. As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
      Through our subsidiaries and affiliates, we are the largest broadband communications operator outside the United States in terms of subscribers. At March 31, 2006, our consolidated subsidiaries owned and operated networks that passed approximately 29.7 million homes and served approximately 19.3 million revenue generating units (RGUs), consisting of approximately 13.6 million video subscribers, 3.3 million broadband Internet subscribers and 2.4 million telephony subscribers.
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
      Including the effects of acquisitions during 2006, we added a total of 0.5 million RGUs during the three months ended March 31, 2006. Excluding the effects of acquisitions during 2006, we added total RGUs of 0.4 million during the same period, including RGUs added by entities that we acquired during 2006 after their respective acquisition dates. Most of our internal RGU growth is attributable to the growth of our digital telephony (primarily through Voice over Internet Protocol or VoIP) and Internet access services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. We also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling or other means. We plan to continue increasing revenue and operating cash flow in 2006 by making acquisitions, selectively extending and upgrading our existing networks to reach new customers, and migrating more customers to our digital video offerings, which include premium programming and enhanced pay-per-view services.
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
      We offer telephony services in seven countries in Europe, and in Japan, Chile and Puerto Rico, primarily over our broadband networks. We also have begun offering VoIP telephony services in The Netherlands, Switzerland, France, Austria, Hungary, Poland, Romania, Japan, Chile and Puerto Rico, and in 2006, we plan to launch VoIP telephony services in most of our remaining broadband markets in Europe.
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
Material Changes in Results of Operations
      The comparability of our operating results during the 2006 and 2005 interim periods is affected by our acquisitions of Cablecom, NTL Ireland, Astral, IPS, Telemach and Metrópolis, and J:COM’s acquisition of Chofu Cable and J:COM Setamachi, during 2005 and our acquisition of INODE during 2006. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact is calculated as the difference between current and prior year amounts that is attributable to the timing of an acquisition.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and Japanese yen. In this regard, 34% and 27% of our U.S. dollar revenue during the three months ended March 31, 2006 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.
      At March 31, 2006, we owned an 80% interest in VTR, a 53.96% interest in Austar (which we report in our corporate and other category for segment reporting purposes) and, through our interest in Super Media, an indirect 36.74% interest in J:COM. However, as we control VTR, Austar and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net in our condensed consolidated statements of operations. In the case of Austar, the minority interests’ share of Austar’s net earnings are currently charged to additional paid-in capital due to the fact that the minority interest’s share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital. For additional information, see note 4 to our condensed consolidated financial statements. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.
     Discussion and Analysis of our Reportable Segments
      All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet access services. Our reportable segments have been reclassified for all periods to present our broadband operations in Norway and Sweden as discontinued operations. Our operating segments in the UPC Broadband Division provided services in 12 European countries at March 31, 2006. Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. J:COM provides video, voice and Internet access services in Japan. Our corporate and other category includes (i) certain less significant operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represents the elimination of intercompany transactions between our UPC Broadband Division and chellomedia.

      Our reportable segments have been reclassified for all periods to present our broadband operations in Norway and Sweden as discontinued operations. The costs allocated to UPC Norway and UPC Sweden by our UPC Broadband Division have been reclassified to the corporate and other category for all periods presented and are separately presented in the following tables as corporate costs of UPC Broadband Division allocated to discontinued operations. We allocate these costs to the remaining operating segments of the UPC Broadband Division once the entities are sold.
      For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings before income taxes, minority interests and discontinued operations, see note 11 to our condensed consolidated financial statements.
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2006, as compared to the corresponding prior year period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.
      As discussed above, acquisitions have significantly affected the comparability of the results of operations of our reportable segments. In this regard, the changes in the amounts reported for our Switzerland segment are entirely attributable to the acquisition of Cablecom in October 2005. Accordingly, we do not separately discuss the results of our Switzerland segment below. For additional information concerning acquisitions, see the discussion under Overview above and note 4 to our condensed consolidated financial statements.

Revenue of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	March 31,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$196.0	$204.5	$(8.5)	(4.2)	4.6
Switzerland	178.9	—	178.9	N.M.	N.M.
France	130.4	131.9	(1.5)	(1.1)	7.8
Austria	87.0	85.0	2.0	2.4	11.7
Other Western Europe	72.0	33.5	38.5	114.9	134.9

Total Western Europe	664.3	454.9	209.4	46.0	55.8

Hungary	75.0	72.2	2.8	3.9	17.4
Other Central and Eastern Europe	127.8	83.9	43.9	52.3	59.7

Total Central and Eastern Europe	202.8	156.1	46.7	29.9	40.1

Total Europe (UPC Broadband Division)	867.1	611.0	256.1	41.9	51.8
Japan (J:COM)	437.3	406.1	31.2	7.7	20.4
Chile (VTR)	132.9	84.9	48.0	56.5	42.7
Corporate and other	214.2	94.9	119.3	125.7	134.9
Intersegment eliminations	(25.6)	(17.9)	(7.7)	(43.0)	(56.6)

Total consolidated LGI	$1,625.9	$1,179.0	$446.9	37.9	46.9

N. M. — Not Meaningful

      The Netherlands. The Netherlands’ revenue decreased $8.5 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations and an acquisition, The Netherlands’ revenue increased $6.3 million or 3.1%. This increase is attributable to higher average RGUs, as increases in telephony and broadband Internet RGUs were only partially offset by declines in video RGUs. The positive impact of higher average RGUs was partially offset by a decrease in ARPU. The decrease in ARPU reflects the negative impacts of (i) a decrease in the average rates charged for digital video services due to price decreases for pre-existing digital video subscribers to harmonize rates and promotional discounts implemented in connection with The Netherlands’ program to migrate analog video subscribers to digital video services (as discussed in the following paragraph), and (ii) a decrease in ARPU from broadband Internet services due to a higher proportion of customers selecting lower-priced tiers and competitive factors. The decrease in ARPU from digital video services, together with a decrease in the average number of video subscribers, resulted in a 2.6% decrease in revenue from video services during the 2006 period, as compared to the corresponding prior year period. As discussed in the following paragraph, we would expect our video services revenue to be positively impacted to the extent that new subscribers to our digital video service are retained beyond the promotional period. The decrease in broadband Internet ARPU was more than offset by an increase in the average number of broadband Internet RGUs as The Netherlands’ revenue from broadband Internet services increased by 4.1% during the 2006 period, as compared to the corresponding prior year period.
      In October 2005, we initiated a program to migrate substantially all of our analog video subscribers to digital video services in The Netherlands by providing digital set-top boxes to analog video subscribers at no charge and discounting the digital video services for a six-month period following subscriber acceptance of the digital set-top box. To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, we will experience an increase in ARPU derived from video services in The Netherlands. No assurance can be given as to the percentage of new digital video subscribers that will be retained after the promotional period has elapsed, and accordingly, as to the impact of this program on our future operating results.
      Certain rate increases implemented by UPC NL in The Netherlands had been under investigation by NMA, the Dutch competition authority. On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that UPC NL’s price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, we were informed that KPN had filed an appeal against the NMA decision with the administrative court. In another matter, OPTA, the Dutch national regulatory agency, had proposed imposing retail price regulation on a cost oriented basis for UPC NL’s analog cable television offerings and requiring the unbundling of analog video services from other services. Following consultation with the European Commission, OPTA’s proposal was approved on the basis that it would be limited to a period of one year and that OPTA will only intervene if price increases exceed the CPI increase. After 2006, OPTA may again seek approval from the European Commission to maintain or expand its regulatory powers in this retail market. Adverse outcomes from future regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 10 to our condensed consolidated financial statements.
      France. France’s revenue decreased $1.5 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, France’s revenue increased $10.3 million or 7.8% during the three months ended March 31, 2006, as compared to the corresponding prior year period. The majority of the local currency increase is attributable to increases in the average number of broadband telephony, broadband Internet, and digital video RGUs during the 2006 period. France’s overall ARPU remained relatively constant as the impact of an increase in ARPU from video services was largely offset by the effects of declines in ARPU from broadband Internet and telephony services. The increase in ARPU from video services is due primarily to an increase in the number of digital video subscribers while the decreases in ARPU from broadband Internet and telephony services are due primarily to competitive factors.
      Austria. Austria’s revenue increased $2.0 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase includes a $7.6 million increase attributable to the INODE acquisition. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $2.4 million or 2.8%. This increase represents the net effect of (i) an increase in the average number of RGUs and (ii) a slight decrease in ARPU. The increase in average RGUs is primarily attributable to a significant increase in the average number of broadband Internet RGUs that was only partially offset by slight decreases in the average number of video and telephony RGUs during the 2006 period. The slight decrease in ARPU reflects decreases in ARPU from broadband Internet and digital video services due primarily to competitive factors and, in the case of broadband Internet services, due to an increase in the proportion of subscribers selecting lower tiered products. The decrease in the average number of telephony RGUs, together with a slight decrease in telephony ARPU, led to a 5.5% decrease in telephony revenue during the 2006 period, as compared to the corresponding prior year period. The decrease in telephony ARPU is primarily due to lower call volume resulting from increased customer usage of off-network calling plans.
      Other Western Europe. Other Western Europe’s revenue increased $38.5 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase includes a $43.4 million increase attributable to the NTL Ireland acquisition. Excluding the effects of the NTL Ireland acquisition and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $1.7 million or 5.2% during the three months ended March 31, 2006, as compared to the corresponding prior year period. The increase during the 2006 period is due primarily to an increase in ARPU and, to a somewhat lesser extent, increases in the average number of RGUs, as increases in broadband Internet RGUs more than offset a decline in video RGUs.
      Hungary. Hungary’s revenue increased $2.8 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, such increase was $12.6 million or 17.4%. Most of this increase is attributable to increases in the average number of broadband Internet, DTH and telephony RGUs and, to a lesser extent, analog video RGUs. A slight increase in ARPU, due in part to January 2006 rate increases for analog video and DTH services, also contributed to the increase during the 2006 period. The increase in average telephony RGUs was primarily driven by VoIP telephony sales. The positive effects of the increases in average RGUs and ARPU were partially offset by a $3.3 million decrease in Hungary’s comparatively low-margin telephony transit service revenue. This decrease is due primarily to the expiration of a significant telephony transit service contract during the latter part of 2005.
      Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $43.9 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of the Astral and Telemach acquisitions and another less significant acquisition accounted for $36.7 million of such increase. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $13.4 million or 16.0% during the three months ended March 31, 2006, as compared to the corresponding prior year period. Most of the increase is attributable to growth in average RGUs. Higher ARPU also contributed to the increase for the 2006 period, due in part to rate increases for video services in certain countries during the first quarter of 2006. The growth in RGUs during the 2006 period is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth occurring in Poland, the Czech Republic and Romania, and most of the video growth occurring in the Czech Republic and Romania.
      Japan (J:COM). J:COM’s revenue increased $31.2 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effect of the Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for approximately $29.2 million of such increase. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $53.6 million or 13.2% during the three months ended

March 31, 2006, as compared to the corresponding prior year period. The increase is primarily attributable to increases in the average number of telephony, broadband Internet and video RGUs during the 2006 period, as compared to the corresponding prior year period. Higher ARPU also contributed to the increase as the positive effects of increases in the proportion of subscribers selecting digital video services over analog video services and the higher-speed broadband Internet services over the lower-speed alternatives more than offset the negative effect on telephony ARPU from decreases in customer call volumes and minutes used.
      Chile (VTR). VTR’s revenue increased $48.0 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The estimated effects of the Metrópolis acquisition accounted for approximately $18.5 million of such increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $17.7 million or 20.8% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is due primarily to growth in the average number of VTR’s broadband Internet, telephony and video RGUs. Higher ARPU, due in part to a January 2006 inflation adjustment to rates for video services, also contributed to the increase.

Operating Expenses of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	March 31,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$69.3	$61.2	$8.1	13.2	23.6
Switzerland	68.2	—	68.2	N.M.	N.M.
France	65.8	67.5	(1.7)	(2.5)	6.4
Austria	32.8	31.7	1.1	3.5	13.0
Other Western Europe	36.2	15.8	20.4	129.1	150.7

Total Western Europe	272.3	176.2	96.1	54.5	65.2

Hungary	30.0	31.4	(1.4)	(4.5)	8.0
Other Central and Eastern Europe	50.1	32.4	17.7	54.6	62.2

Total Central and Eastern Europe	80.1	63.8	16.3	25.5	35.5

Corporate costs of UPC Broadband Division allocated to discontinued operations	1.7	2.4	(0.7)	(29.2)	(23.6)

Total Europe (UPC Broadband Division)	354.1	242.4	111.7	46.1	56.5
Japan (J:COM)	178.2	161.1	17.1	10.6	23.6
Chile (VTR)	55.3	34.1	21.2	62.2	48.0
Corporate and other	131.0	69.4	61.6	88.8	97.7
Intersegment eliminations	(24.6)	(15.3)	(9.3)	(60.8)	(75.8)

Total operating expenses excluding stock-based compensation expense	694.0	491.7	202.3	41.1	50.4

Stock-based compensation expense	1.0	1.0	—	—

Total consolidated LGI	$695.0	$492.7	$202.3	41.1

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
      UPC Broadband Division. UPC Broadband Division’s operating expenses increased $111.7 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions, accounted for a $112.7 million increase. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, UPC Broadband Division’s operating expenses increased $24.1 million or 10.0% during the three months ended March 31, 2006, as compared to the corresponding prior year period, primarily due to the net effect of the following factors:

•	Increases in interconnect costs of $7.8 million during the 2006 period, primarily due to increased VoIP telephony subscribers in The Netherlands, France, Hungary, Poland and Romania, partially offset by a decrease in telephony transit service activity in Hungary due to the expiration of a significant telephony transit service contract in Hungary during the latter part of 2005.

•	Increases in outsourced labor and consultancy fees of $6.0 million during the 2006 period, driven by the use of third parties, primarily in The Netherlands, to manage excess call center volume, projects to increase service levels, network improvements and the launch of new products in certain of our operations, including The Netherlands’ program to migrate subscribers from analog to digital video services and UPC Broadband Division’s initiative to introduce and expand VoIP telephony services.

•	Increases in salaries and other staff related costs of $5.3 million during the 2006 period, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls per subscriber in The Netherlands and elsewhere that the increased proportion of digital video, broadband Internet and telephony subscribers give rise to compared to an analog video subscriber;

•	The Netherlands’ program to migrate subscribers from analog video to digital video services, which was launched in October 2005 and is expected to continue throughout 2006;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in bad debt and collection expenses of $3.2 million due largely to corresponding increases in revenue.

•	Increases in network related expenses of $1.6 million during the 2006 period, primarily driven by higher costs in The Netherlands and Hungary.

•	Decreases in direct programming and copyright costs of $1.0 million during the 2006 period, primarily due to lower costs during the 2006 period due to the termination of an unfavorable programming contract in May 2005 offset, in part, by increases related to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher intercompany charges from chellomedia for programming and consumer price index rate increases.
      We estimate that the increase in our UPC Broadband Division’s operating expenses during the 2006 period, as detailed above, includes approximately $5.4 million of incremental customer care and network costs that were incurred in connection with The Netherlands’ program to migrate subscribers from analog to digital video services.
      Japan (J:COM). J:COM’s operating expenses increased $17.1 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of the Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for approximately

$5.4 million of such increase. Excluding the effects of these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s operating expenses increased $32.7 million or 20.3% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase primarily is due to increases of (i) $10.1 million in programming and related costs as a result of growth in the number of digital video customers, (ii) $3.4 million in telephony interconnect costs due primarily to growth in telephony customers, and (iii) $3.0 million in salaries and other staff related costs as a result of increased staffing levels. Increases in network operating expenses, maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network, together with the effects of other individually insignificant items, accounted for the remaining increase.
      Chile (VTR). VTR’s operating expenses increased $21.2 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The estimated effects of the Metrópolis acquisition accounted for approximately $10.7 million of such increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $5.6 million or 16.5% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is primarily attributable to growth in VTR’s subscriber base, as increases in labor and network related costs accounted for $3.7 million of the increase. An increase in cellular access charges, due primarily to an increase in customer traffic, also contributed to the increase.

SG&A Expenses of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	March 31,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$40.5	$37.9	$2.6	6.9	16.8
Switzerland	41.1	—	41.1	N.M.	N.M.
France	41.1	39.3	1.8	4.6	14.1
Austria	16.6	17.1	(0.5)	(2.9)	5.5
Other Western Europe	13.8	6.5	7.3	112.3	132.5

Total Western Europe	153.1	100.8	52.3	51.9	62.0

Hungary	12.0	12.3	(0.3)	(2.4)	10.8
Other Central and Eastern Europe	21.2	16.0	5.2	32.5	38.7

Total Central and Eastern Europe	33.2	28.3	4.9	17.3	26.6

Corporate costs of UPC Broadband Division allocated to discontinued operations	0.5	2.1	(1.6)	(76.2)	(72.4)

Total Europe (UPC Broadband Division)	186.8	131.2	55.6	42.4	52.2
Japan (J:COM)	86.9	76.6	10.3	13.4	26.9
Chile (VTR)	31.4	20.1	11.3	56.2	42.0
Corporate and other	55.5	38.5	17.0	44.2	47.4
Inter-segment eliminations	(1.0)	(2.6)	1.6	61.5	57.0

Total SG&A expenses excluding stock-based compensation expense	359.6	263.8	95.8	36.3	44.5

Stock-based compensation expense	15.0	17.7	(2.7)	(15.3)

Total consolidated LGI	$374.6	$281.5	$93.1	33.1

N.M. — Not Meaningful

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UPC Broadband Division. UPC Broadband Division’s SG&A expenses increased $55.6 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions accounted for $57.1 million of such increase. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, UPC Broadband Division’s SG&A expenses increased $11.4 million or 8.7% during the three months ended March 31, 2006, as compared to the corresponding prior year period, primarily due to:

•	Increases in sales and marketing expenses and commissions of $10.8 million during the 2006 period, reflecting the cost of marketing campaigns designed to promote RGU growth, support the growth of VoIP telephony services in The Netherlands, France and other markets in Europe, and the migration of analog video customers to digital video services in The Netherlands. An increase in the number of gross subscriber additions for broadband Internet and telephony services, particularly in The Netherlands, also contributed to the increase.

•	Increases in salaries and other staff related costs of $4.8 million during the 2006 period, reflecting increased staffing levels, particularly in The Netherlands and France, in sales and marketing and information technology functions, as well as annual wage increases.
      The increase in UPC Broadband Division’s SG&A expenses were partially offset by decreases in certain SG&A expenses, primarily the decrease of audit and legal expenses of $1.7 million reflecting the conclusion of certain litigation and lower fees attributable to our internal controls attestation process.
      We estimate that the increase in our UPC Broadband Division’s SG&A expenses during the 2006 period, as detailed above, includes approximately $4.2 million of incremental sales and marketing costs that were incurred in connection with The Netherlands’ program to migrate subscribers from analog to digital video services.
      Japan (J:COM). J:COM’s SG&A expenses increased $10.3 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of the Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for approximately $12.2 million of such increase. Excluding the effects of these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $8.4 million or 11.0% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is attributable to higher labor and related overhead costs associated primarily with increases in sales related employees and associated labor costs and other individually insignificant items.
      Chile (VTR). VTR’s SG&A expenses increased $11.3 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The estimated effects of the Metrópolis acquisition accounted for approximately $5.4 million of such increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $3.1 million or 15.2% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is primarily attributable to the effects of higher professional fees and sales commissions. The increase in professional fees reflects amounts incurred in connection with certain litigation matters and strategic projects during the 2006 period. The effects of the higher professional fees and commissions were partially offset by lower labor and related costs, due largely to non-recurring labor costs that were incurred during the 2005 period in connection with the Metrópolis combination.

Operating Cash Flow of our Reportable Segments
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings before income taxes, minority interests and discontinued operations, see note 11 to our condensed consolidated financial statements. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow of our Reportable Segments

					Increase
	Three months				(decrease)
	ended				excluding
	March 31,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$86.2	$105.4	$(19.2)	(18.2)	(10.8)
Switzerland	69.6	—	69.6	N.M.	N.M.
France	23.5	25.1	(1.6)	(6.4)	2.0
Austria	37.6	36.2	1.4	3.9	13.4
Other Western Europe	22.0	11.2	10.8	96.4	114.1

Total Western Europe	238.9	177.9	61.0	34.3	43.0

Hungary	33.0	28.5	4.5	15.8	30.5
Other Central and Eastern Europe	56.5	35.5	21.0	59.2	66.8

Total Central and Eastern Europe	89.5	64.0	25.5	39.8	50.6

Corporate costs of UPC Broadband Division allocated to discontinued operations	(2.2)	(4.5)	2.3	51.1	46.6

Total Europe (UPC Broadband Division)	326.2	237.4	88.8	37.4	46.8
Japan (J:COM)	172.2	168.4	3.8	2.3	14.3
Chile (VTR)	46.2	30.7	15.5	50.5	37.2
Corporate and other	27.7	(13.0)	40.7	313.1	319.0

Total	$572.3	$423.5	$148.8	35.1	44.5

N.M. — Not Meaningful

Discussion and Analysis of our Historical Operating Results

General
      As noted above, the effects of acquisitions have affected the comparability of our results of operations during the 2006 and 2005 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, are primarily attributable to the effects of these acquisitions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue
      Our total consolidated revenue increased $446.9 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of acquisitions accounted for $435.7 million of such increase. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $117.5 million or 10.0% during the 2006 period, as compared to the corresponding prior year period. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
      Our total consolidated operating expense increased $202.3 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of acquisitions accounted for $193.8 million of such increase. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $53.8 million or 10.9% during the 2006 period, as compared to the corresponding prior year period. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs, (ii) interconnect costs, (iii) programming costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base. Our operating expenses include stock-based compensation expense of $1.0 million during each of the three month periods ended March 31, 2006 and 2005. For additional information, see discussion under SG&A below.

SG&A expense
      Our total consolidated SG&A expense increased $93.1 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase includes a $103.3 million increase attributable to acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $14.0 million or 5.3% during the 2006 period, as compared to the corresponding prior year period. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs and (ii) marketing and advertising costs and sales commissions. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.
      Our SG&A expenses include stock-based compensation expense of $15.0 million and $17.7 million during the three months ended March 31, 2006 and 2005, respectively. A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months
	ended
	March 31,

	2006	2005

	amounts in
	millions
LGI common stock	$13.0	$3.8
J:COM common stock	0.9	12.6
Other	2.1	2.3

Total	$16.0	$18.7

      Effective January 1, 2006, we adopted SFAS 123(R) and began using the fair value method to account for the stock incentive awards of our company and our subsidiaries. Prior to January 1, 2006, we used the intrinsic value method prescribed by APB No. 25 to account for stock-based incentive awards. Our stock-based compensation expense for the three months ended March 31, 2005 has not been restated to adopt the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. For additional information concerning our adoption of SFAS 123(R), see note 3 to our condensed consolidated financial statements. We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM with respect to its stock-based compensation plans, and during the 2005 period, amounts recorded with respect to the Liberty Jupiter stock plan pursuant to which four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination) have an indirect interest in J:COM. The 2005 amount includes (i) a $9.2 million charge recorded by J:COM due to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 23, 2005 IPO; and (ii) $3.4 million of stock-based compensation expense recorded with respect to the Liberty Jupiter stock plan. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to the Liberty Jupiter stock plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a compensatory plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our condensed consolidated balance sheet. Most of the LGI stock incentive awards outstanding during the three months ended March 31, 2005 were accounted for as variable-plan awards under the intrinsic value method. Accordingly, fluctuations in our stock-based compensation expense for the three months ended March 31, 2005 were largely a function of changes in the market price of the underlying common stock.

Depreciation and amortization
      Our total consolidated depreciation and amortization expense increased $150.8 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. The effects of acquisitions accounted for $145.5 million of such increase. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $32.7 million or 10.5% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is due to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment and the expansion and upgrade of our networks, and (ii) decreases associated with certain assets within our Western Europe broadband operations that became fully depreciated during 2005.

Interest expense
      Our total consolidated interest expense increased $70.0 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $83.3 million during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is primarily attributable to a $3.8 billion increase in our outstanding indebtedness at March 31, 2006, as compared to March 31, 2005. The increase in debt is primarily attributable to debt incurred or assumed in connection with the Cablecom and other acquisitions. The increase is partially offset by a $6.8 million decrease in the non-cash interest expense recorded on the UGC Convertible Notes due to the adoption of SFAS 155 on January 1, 2006. As a result of this change in accounting, we no longer record non-cash interest expense with respect to the UGC Convertible Notes. For additional information, see note 3 to our condensed consolidated financial statements.

Interest and dividend income
      Our total consolidated interest and dividend income decreased $4.8 million during the three months ended March 31, 2006, as compared to the corresponding prior year period, due primarily to a significant decrease in our average consolidated cash and cash equivalent balances.

Share of earnings (losses) of affiliates, net
      The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months
	ended
	March 31,

	2006	2005

	amounts in
	millions
Jupiter TV	$8.0	$8.6
Telenet Group Holding B.V (Telenet)	(5.4)	(5.9)
Austar United Communications Limited	—	2.3
Mediatti Communications, Inc.	(1.4)	(4.1)
Metrópolis-Intercom S.A.	—	(6.8)
Torneos y Competencias S.A. (TyC)(a)	—	(18.5)
Other	0.2	3.1

	$1.4	$(21.3)

(a)	Our share of TyC’s losses during the three months ended March 31, 2005 includes a $25.4 million impairment charge to reflect an other-than-temporary decline in the fair value of our investment in TyC. We sold our investment in TyC during the second quarter of 2005.

Realized and unrealized gains on financial and derivative instruments, net
      The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three months
	ended
	March 31,

	2006	2005

	amounts in
	millions
Cross-currency and interest rate exchange contracts	$54.3	$20.2
Embedded derivatives(a)	(5.5)	55.2
UGC Convertible Notes(b)	33.3	—
Foreign exchange contracts	12.1	7.0
Call and put contracts	19.6	—
Other	—	3.5

Total	$113.8	$85.9

(a)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 period and the forward sale of the News Corp. Class A common stock during the 2006 and 2005 periods. As discussed in note 3 to our condensed consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(b)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 period. See note 3 to our condensed consolidated financial statements. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates, and (iv) the credit rating of UGC.
      The unrealized gains on the cross currency and interest rate exchange agreements of $54.3 million during the 2006 period are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) gains associated with an increase in the value of the euro relative to the CHF, and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro. The unrealized gains on the cross currency and interest rate exchange agreements of $20.2 million during the 2005 period are attributable to the net effect of (i) gains associated with an increase in the value of the U.S. dollar relative to the euro and (ii) losses associated with decreases in market interest rates.
      The unrealized gain on call and put options of $19.6 million during the 2006 period is primarily attributable to an increase in the value of the call options that we hold with respect to Telenet ordinary shares.

Foreign currency transaction gains (losses), net
      The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months
	ended
	March 31,

	2006	2005

	amounts in millions
U.S. dollar debt issued by our European subsidiaries	$46.5	$(41.7)
Euro denominated debt issued by UGC	(14.3)	18.9
Yen denominated cash held by LGI subsidiary	—	(12.4)
Euro denominated cash held by UGC	5.7	(14.9)
Intercompany notes denominated in a currency other than the entities’ functional currency	6.9	(11.5)
Other	(6.2)	(3.1)

Total	$38.6	$(64.7)

Losses on extinguishment of debt
      We recognized losses on extinguishment of debt of $8.9 million and $12.0 million during the three months ended March 31, 2006 and 2005, respectively. The 2006 loss includes a $7.6 million loss associated with the Redemption of the Cablecom Luxembourg Floating Rate Notes. This loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Redemption. For additional information, see note 7 to our condensed consolidated financial statements. The 2005 loss represents the write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility.

Gains on disposition of non-operating assets, net
      We recognized gains on disposition of non-operating assets, net of $45.3 million and $69.6 million during the three months ended March 31, 2006 and 2005, respectively. The 2006 amount represents a gain on the February 2006 sale of our cost investment in Sky Mexico. The 2005 amount includes (i) a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión S.A. shares in connection with its debt restructuring, and (ii) a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT Holding GmbH.

Income tax expense
      We recognized income tax expense of $70.5 million and $63.6 million during the three months ended March 31, 2006 and 2005, respectively. The tax expense for the three months ended March 31, 2006 differs from the expected tax expense of $49.5 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, (ii) the realization for financial reporting purposes of foreign currency gains and losses in certain jurisdictions not recognized for tax reporting purposes and (iii) an increase due to the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate. The tax expense for the three months ended March 31, 2005 differs from the expected tax expense of $30.2 million (based on the U.S. federal 35% income tax rate) primarily due to a net increase in our allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions.
Material Changes in Financial Condition

Sources and Uses of Cash
      Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding and Cablecom Luxembourg, restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of other subsidiaries may be limited by tax considerations, foreign currency exchange rates, the presence of minority interest owners and other factors.

Cash and cash equivalents
      The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2006 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$1,225.7
UPC Broadband Division:
UPC Holding	14.7
UPC Broadband Holding and its unrestricted subsidiaries	67.4
Cablecom Luxembourg and its unrestricted subsidiaries	187.1
J:COM	319.3
VTR	46.4
Other operating subsidiaries	62.7

Total cash and cash equivalents	$1,923.3

LGI and its Non-operating Subsidiaries
      The cash and cash equivalent balances of $1,225.7 million held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2006. Our remaining unrestricted cash and cash equivalents of $697.6 million at March 31, 2006 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.

      The ongoing cash needs of LGI and its non-operating subsidiaries are expected to include corporate general and administrative expenses. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities.
      On June 20, 2005, we announced the authorization of a $200 million stock repurchase program. Under this program, we effected purchases through the first quarter of 2006 that resulted in our acquisition of $200 million in LGI Series A common stock and LGI Series C common stock. On March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. This stock repurchase program may be effected through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. During the three months ended March 31, 2006, we acquired LGI Series A common stock and LGI Series C common stock at an aggregate cost of $121.3 million. Subsequent to March 31, 2006, we acquired (i) 1,543,837 shares of LGI Series C common stock in open market purchases at an aggregate cost of $31.4 million, and (ii) 5,000,000 shares of LGI Series C common stock from a financial institution pursuant to a collared accelerated stock repurchase transaction for an initial price (which is subject to adjustment) of $100.7 million.

Operating Subsidiaries
      The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Cablecom Luxembourg, J:COM, Austar and our Puerto Rico subsidiary, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2006, see note 7 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, please see the discussion under “Condensed Consolidated Cash Flow Statements” below.
      On January 19, 2006, we completed the sale of 100% of UPC Norway, to an unrelated third party for cash proceeds of approximately €444 million ($537 million at the transaction date). On January 24, 2006, € 175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
      On March 2, 2006, a subsidiary of UPC Holding acquired INODE, an unbundled DSL-provider in Austria, for cash consideration before direct acquisition costs of approximately € 93 million ($111 million at the transaction date).
      On April 4, 2006, we signed an agreement to sell UPC Sweden to a consortium of unrelated third parties for cash consideration of SEK3,012 million ($394 million at the agreement date), subject to certain closing adjustments, and the assumption by the buyer of capital lease obligations with an aggregate balance of SEK257 million ($33 million) at March 31, 2006. The amount of cash to be received at closing is subject to certain post-closing adjustments. We will be required to apply an estimated € 165 million ($200 million) of the aggregate cash proceeds received to repay a portion of the borrowings outstanding under the UPC Broadband Holding Bank Facility. The actual amount to be repaid will be based on leverage ratio calculations to be performed at the time of the closing of the transaction, as provided by the terms of the UPC Broadband Credit Facility. Although no assurance can be given, closing of the transaction is expected to occur during the second half of 2006, subject to regulatory approval and other customary closing conditions.
      On March 23, 2006, we announced that we had entered into a non-binding letter of intent to sell UPC France, which owns our broadband communications operations in France, for cash consideration of € 1.25 billion ($1.52 billion). Among other things, the transaction is subject to negotiation of definitive documents, completion of due diligence and financing, all of which are not expected to be completed until the second quarter of 2006. In the event definitive documents are executed, closing will be subject to the receipt of necessary regulatory approvals. No assurance can be given that this transaction will be consummated, and if consummated, that the terms of the definitive agreement will not be different than those contemplated by the non-binding letter of intent.

Capitalization
      As mentioned above, we seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times of our consolidated operating cash flow. In order to mitigate risk and to obtain the most attractive borrowing terms, we typically seek to incur debt at the subsidiary level that is closest to the operations that are supporting the debt financing. In addition, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 5 to the condensed consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures.
      At March 31, 2006, all of our $10,427.4 million of consolidated debt and capital lease obligations had been borrowed by our subsidiaries. For additional information concerning our debt balances at March 31, 2006 and significant developments with respect to our debt instruments during 2006, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
      During the three months ended March 31, 2006, we used net cash provided by our operating activities of $471.9 million, net cash provided by our investing activities of $154.0 million, and net cash provided by financing activities of $71.0 million to fund a $721.1 million increase in our existing cash and cash equivalent balances (excluding a $24.2 million increase due to changes in foreign exchange rates).
      The net cash provided by our investing activities during the three months ended March 31, 2006 includes (i) cash proceeds of $629.6 million received upon the disposition of UPC Norway, Sky Mexico and certain less significant assets, capital expenditures of $335.1 million, and cash paid to acquire INODE and certain less significant entities of $129.4 million.
      UPC Broadband Division and VTR accounted for $190.2 million and $28.5 million, respectively of our consolidated capital expenditures during the three months ended March 31, 2006, and $163.8 million and $19.3 million, respectively, during the three months ended March 31, 2005. The increase in the capital expenditures of UPC Broadband Division and VTR during the three months ended March 31, 2006, as compared to the corresponding prior year period, is due primarily to: (i) the effects of acquisitions, (ii) initiatives such as our program to migrate analog video customers to digital television services in The Netherlands and our efforts to continue the growth of our VoIP telephony services in Europe and Chile; (iii) increased costs for the purchase and installation of customer premise equipment as our operating segments in Europe and Chile added more customers during the 2006 period than in the 2005 period; (iv) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments; and (iv) other factors such as information technology upgrades and expenditures for general support systems.
      J:COM accounted for $77.3 million and $73.5 million of our consolidated capital expenditures during the three months ended March 31, 2006 and 2005, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $24.8 million and $29.6 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $102.1 million and $103.1 million during the three months ended March 31, 2006 and 2005, respectively.
      During the three months ended March 31, 2006, the cash provided by our financing activities was $71.0 million. Such amount includes net borrowings of debt and capital lease obligations of $199.1 million and stock repurchases of $121.3 million.

Off Balance Sheet Arrangements
      For a description of our outstanding guarantees and other off balance sheet arrangements at March 31, 2006, see note 10 to the condensed consolidated financial statements.

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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At March 31, 2006, we and J:COM held cash balances of $2.2 million and $319.3 million, respectively, that were denominated in Japanese yen and we held cash balances of $10.3 million that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At March 31, 2006, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $557 million.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other compre-

hensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and Japanese yen as 34% and 27% of our U.S. dollar revenue during the three months ended March 31, 2006 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.
      The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
	2006	2005

Spot rates:
Euro	0.8238	0.8451
Swiss franc	1.3028	1.3153
Japanese yen	117.50	117.95
Chilean peso	526.95	514.01
Hungarian forint	217.59	213.52
Australian dollar	1.3961	1.3631

	Three months ended
	March 31,

	2006	2005

Average rates:
Euro	0.8314	0.7619
Swiss franc	1.2962	1.1808
Japanese yen	116.91	104.55
Chilean peso	526.59	577.81
Hungarian forint	211.54	186.58
Australian dollar	1.3525	1.2877

Interest Rate Risks
      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, Cablecom Luxembourg and LG Switzerland, the Japanese yen LIBOR- and TIBOR-indexed debt of J:COM, the LIBOR-indexed Secured Borrowing on ABC Family Preferred Stock, the TAB-indexed debt of VTR and the variable-rate debt of certain of our other subsidiaries. These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable us to otherwise pay lower market rates. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose our company to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

      Weighted Average Variable Interest Rate — At March 31, 2006, our variable rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated approximately $7.9 billion, and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 5.7% (6.5% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $39 million.

Derivative Instruments
      Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 5 to the accompanying condensed consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our derivative instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the U.S. dollar relative to the euro at March 31, 2006 would have increased the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €167 million ($203 million), (ii) an instantaneous decrease of 10% in the value of the U.S. dollar relative to the euro at March 31, 2006 would have decreased the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €167 million ($203 million), (iii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at March 31, 2006 would have increased the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately €58 million ($70 million), and (iv) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2006 would have decreased the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately € 59 million ($72 million).

Cablecom GmbH and Cablecom Luxembourg Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the Swiss franc at March 31, 2006 would have increased the aggregate value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF92 million ($71 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the Swiss franc at March 31, 2006 would have decreased the aggregate value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF92 million ($71 million), (iii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at March 31, 2006 would have increased the aggregate value of the Cablecom GmbH cross-currency and interest rate swaps by approximately CHF37 million ($28 million), and (iv) an instantaneous decrease in the relevant base rate (excluding margin) of 50 basis points (0.50%) at March 31, 2006 would have decreased the aggregate value of the Cablecom GmbH cross-currency and interest rate swaps by approximately CHF38 million ($29 million).

UGC Convertible Notes
      Holding all other factors constant, (i) an instantaneous increase of 10% in the fair value of the euro relative to the U.S. dollar at March 31, 2006 would have decreased the fair value of the UGC Convertible Notes by approximately €23.5 million ($28.5 million), (ii) an instantaneous decrease of 10% in the fair value of the euro to the U.S. dollar at March 31, 2006 would have increased the fair value of the UGC Convertible Notes by approximately €28.5 million ($34.6 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at March 31, 2006 would have increased (decreased) the value of the UGC Convertible Notes by approximately € 4.1 million ($5.0 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at March 31, 2006 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately € 34.0 million ($41.3 million).

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

(c)	Changes in internal control over financial reporting
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the first fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
      (a) None
      (b) None
      (c) Issuer Purchases of Equity Securities
      The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2006:

					(c)		(d)
					Total number of		Approximate dollar
					shares purchased		value of shares that
	(a)		(b)		as part of publicly		may yet be purchased
	Total number of		Average price		announced plans		under the plans or
Period	shares purchased		paid per share		or programs		programs

							amounts in millions
January 1, 2006 through	Series A:	2,198,558	Series A:	$21.96	Series A:	2,198,558
January 31, 2006	Series C:	1,504,311	Series C:	$20.57	Series C:	1,504,311	$41.9
February 1, 2006 through	Series A:	500,000	Series A:	$21.31	Series A:	500,000
February 28, 2006	Series C:	—	Series C:	—	Series C:	—	$31.2
March 1, 2006 through	Series A:	—	Series A:	—	Series A:	—
March 31, 2006	Series C:	1,658,534	Series C:	$18.93	Series C:	1,658,534	$249.8
Total	Series A:	2,698,558	Series A:	$21.84	Series A:	2,698,558
	Series C:	3,162,845	Series C:	$19.71	Series C:	3,162,845
      On June 20, 2005, we announced the authorization of a $200 million stock repurchase program. Under this program, we effected purchases through the first quarter of 2006 that resulted in our acquisition of $200 million in LGI Series A common stock and LGI Series C common stock. On March 8, 2006, our Board of Directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. This stock repurchase program may be effected through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. During the year ended December 31, 2005 and the three months ended March 31, 2006, we acquired LGI Series A common stock and LGI Series C common stock at an aggregate cost of $78.9 million and $121.3 million, respectively. Subsequent to March 31, 2006, we acquired (i) 1,543,837 shares of LGI Series C common stock in open market purchases at an aggregate cost of $31.4 million, and (ii) 5,000,000 shares of LGI Series C common stock from a financial institution pursuant to a collared accelerated stock repurchase transaction for an initial price (which is subject to adjustment) of $100.7 million.

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4	—	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1		Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the Guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent.*

4.2		Deed of Amendment and Restatement Agreement, dated May 10, 2006, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with TD Bank Europe Limited, as Security Agent, and Toronto Dominion (Texas) LLC, as Facility Agent, including as Schedule 2 thereto the €3,500,000,000 and US$347,500,000 and € 95,000,000 Restated Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the Guarantors listed therein, the Lead Arrangers listed therein, the Original Lenders listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent.*

31	—	Rule 13a-14(a)/15d-14(a) Certification:

31.1		Certification of President and Chief Executive Officer*

31.2		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32		Section 1350 Certification*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: May 10, 2006	/s/ Michael T. Fries
Michael T. Fries President and Chief Executive Officer

Dated: May 10, 2006	/s/ Charles H.R. Bracken
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2006	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4	—	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1		Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the Guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent.*

4.2		Deed of Amendment and Restatement Agreement, dated May 10, 2006, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with TD Bank Europe Limited, as Security Agent, and Toronto Dominion (Texas) LLC, as Facility Agent, including as Schedule 2 thereto the €3,500,000,000 and US$347,500,000 and € 95,000,000 Restated Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the Guarantors listed therein, the Lead Arrangers listed therein, the Original Lenders listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent.*

31	—	Rule 13a-14(a)/15d-14(a) Certification:

31.1		Certification of President and Chief Executive Officer*

31.2		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32		Section 1350 Certification*

*	Filed herewith