Form 10-K/A
period 2005-12-31
Liberty Global, Inc.
filed 2006-06-30
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/ A to its Annual Report on Form 10-K for the year ended December 31, 2005 for the following reasons: (i) to file under Item 8 and Item 15 the consolidated financial statements of its equity investees Telenet Group Holding NV and PrimaCom AG, each as required by Rule 3-09 of Regulation S-X, (ii) in the business discussion of its networks in France and Switzerland in Item I, to correct certain historical operating data, (iii) in the discussion of financial commitments and contingencies in Item 7, to correct the projected cash interest payments on debt and capital lease obligations for fiscal 2006, 2007, 2008, 2009 and after 2010, (iv) in the discussion of market risks related to the Registrant’s cash and investments in Item 7A, to correct the aggregate fair value of the Registrant’s equity method and available-for-sale investments that were subject to price risk at December 31, 2005, and (iv) to correct typographical errors and to make certain tabular and clarifying changes in Items 1 and 7 and in the Registrant’s consolidated financial statements and notes thereto filed under Item 8. Accordingly, the Registrant hereby amends and replaces in their entirety Items 1, 7, 7A, 8 and 15 of its Annual Report on Form 10-K for the year ended December 31, 2005.
Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and does not purport to reflect any information or events subsequent to the filing thereof.

LIBERTY GLOBAL, INC.
2005 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

Page

PART I
Item 1.	Business	I-1
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-7
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-44
Item 8.	Financial Statements and Supplementary Data	II-52
PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1
Consent of KPMG LLP
Consent of KPMG AZSA & Co
Consent of KPMG AZSA & Co
Consent of Finsterbusch Pickenhayn Sibille
Consent of KPMG LLP
Information Re: Absence of Consent of Arthur Andersen LLP
Consent of Ernst & Young LTDA
Consent of KPMG LLP
Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Consent of Ernst & Young AG
Certification of President and CEO
Certification of Senior Vice President and Co-Chief Financial Officer
Certification of Senior Vice President and Co-Chief Financial Officer
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
During 2005, Broadband-France has been extending the telephony service footprint of its network through the deployment of VoIP telephony service and as a consequence multi-feature telephony services were available from Broadband-France to 51% of its homes passed as of December 31, 2005. Seven percent of its video cable subscribers also receive telephony service, representing 72% of its telephony subscribers. Eighteen percent of its telephony subscribers subscribe to its Internet services, but not to its video cable services.

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
Broadband-Switzerland markets analog cable services to 100% of its homes passed. For 70% of its 1.4 million analog subscribers, Broadband-Switzerland maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises. Seventy percent of Broadband-Switzerland’s homes passed are capable of receiving digital cable service. Broadband-Switzerland offers its digital cable subscribers a digital entry package consisting of 88 channels and a range of additional pay television programming in a variety of foreign language program packages. The third television product is NVOD services, which makes movies and other programs available on demand to all of the digital customers. In January 2006, Broadband-Switzerland announced the introduction of a digital television recorder (DVR), enabling users to create a personalized television experience. Its digital cable service is sold directly to the end user as an add-on to its analog cable services.
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
Broadband-Switzerland provides full or partial analog television signal delivery, network maintenance services and engineering and construction services to other cable operators in Switzerland, which we refer to as “partner networks”. Broadband-Switzerland also offers digital television, broadband Internet and telephony service to the analog cable subscribers of those partner networks that enter into service operating contracts with Broadband-Switzerland. Broadband-Switzerland has the direct customer billing relations with the subscribers who take these services on the partner networks. These service operating contracts permit Broadband-Switzerland to offer some or all of its digital television, broadband Internet and fixed-line telephony products directly to those partner network subscribers and, as a result, have expanded the addressable markets for its digital products. In exchange for the right to provide digital products directly to the partner network subscribers, Broadband-Switzerland pays to each partner network a share of the revenue it generates from those subscribers.
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

Transactional Television. Transactional television is another component of the Europe Broadband division’s digital service offerings and currently offers 56 channels of NVOD programming through Broadband- Netherlands and Broadband-Austria, 32 channels of NVOD programming through Broad-

band-Sweden, and 16 channels of NVOD programming through Broadband-Switzerland. Transactional television provides digital customers with a wide range of Hollywood blockbusters and other movies. Transactional television is also in the process of developing VOD services for the Europe Broadband division and third-party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming and adult programming.

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

Jupiter TV Co., Ltd.
Jupiter TV is a joint venture between Sumitomo and us that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home or “FTTH”, and ADSL platforms. As of December 31, 2005, Jupiter TV owned four channels through wholly or majority-owned subsidiaries and had investments ranging from 10% to 50% in 14 additional channels. Jupiter TV’s majority owned channels are a movie channel (Movie Plus), a golf channel (Golf Network), a shopping channel (Shop Channel, in which Jupiter TV has a 70% interest and Home Shopping Network has a 30% interest), and a women’s entertainment channel (LaLa TV). Channels in which Jupiter TV holds investments include four sports channels owned by J Sports Broadcasting Corporation (J Sports Broadcasting), which is a 34% owned joint venture with Sony Broadcast Media Co. Ltd. (Sony), Fuji Television Network, Inc., SOFTBANK Broadmedia Corporation, Skyperfect Communications Inc. and Itochu Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery Networks and BBC Worldwide; Discovery Channel Japan and Discovery HD through a 50% owned joint venture with Discovery Networks; AXN Japan, a 35% owned joint venture with Sony; and Reality TV Japan, a 50% owned joint venture with Zone Vision Enterprises. Jupiter TV provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

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
The Telecommunications Act is currently under review aiming to strengthen competition in the telecommunication markets and to increase transparency for customers. If implemented as currently discussed in the Swiss Parliament, such new legislation would replace the licensing system by a system of notification and introduce unbundling of the local loop for telephony and data services. Any form of unbundling, however, would be restricted to the network of Swisscom AG (Swisscom), the incumbent telecommunications operator. The new

Telecommunications Act is expected to enter into force at the earliest in 2006. This could lead to material changes in the Swiss regulatory regime.
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

In Austria and in Hungary, the incumbent telephone companies dominate the telephony market. Most of the competition to the incumbent telephone operators in these countries is from entities that provide carrier pre- select services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We also compete with ISPs that offer VoIP services. In Austria, we serve our subscribers via our time division multiplex telephony platform and in Hungary via our copper wire telephony network and via VoIP over our cable plant. In France, in addition to the incumbent telephone company France Telecom S.A.’s dominance of the telephony market, the national unbundling of the local loop has allowed ISPs to provide VoIP services at competitive prices. To effectively compete in France, Broadband-France has been offering telephony services via VoIP since mid 2005.

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

PART II

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

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses) are as follows for the indicated periods:

	Year Ended December 31,

	2005	2004

	amounts in thousands
U.S. dollar debt issued by our European subsidiaries	$(219,794)	$35,684
Euro denominated debt issued by UGC	64,173	(51,903)
Cash denominated in a currency other than the entities’ functional currency	(32,965)	33,600
Intercompany notes denominated in a currency other than the entities’ functional currency	(17,042)	46,206
Repayment of yen denominated shareholder loans(1)	—	56,061
Other	(3,772)	(2,134)

Total	$(209,400)	$117,514

(1)	On December 21, 2004, we received cash proceeds of ¥43,809 million ($420,188,000 on December 21, 2004) in connection with the repayment by J:COM and another affiliate of all principal and interest due to our company pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations the foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings (loss).

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
UGC has issued €500.0 million ($591.6 million) principal amount of 1 3/4 % euro-denominated UGC Convertible Notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. For additional information, see note 10 to our consolidated financial statements.
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
2005 Consolidated Cash Flow Statement. During 2005, we used net cash provided by our operating activities of $1,576,102,000, net cash provided by financing activities of $2,191,842,000 and $1,326,915,000 of our existing cash and cash equivalent balances (excluding a $160,152,000 decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $4,934,707,000.
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
The actual amount of the 2006 capital expenditures of Europe Broadband, VTR and J:COM may vary from the expected amounts disclosed above for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results and (iv) the availability of capital. Accordingly, no assurance can be given that actual capital expenditures will not vary from the expected amounts disclosed above.
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

Contractual Commitments
As of December 31, 2005, the U.S. dollar equivalent (based on December 31, 2005 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during year ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	amounts in thousands
Debt (excluding interest)	$175,804	$320,190	$313,063	$350,149	$2,545,153	$6,006,210	$9,710,569
Capital leases (excluding interest)	94,143	76,585	64,238	54,313	45,015	54,485	388,779
Operating leases	122,419	107,990	80,456	60,935	49,876	163,538	585,214
Programming, satellite and other purchase obligations	252,575	78,553	39,438	18,740	9,441	60,008	458,755
Other commitments	143,111	16,164	6,485	4,563	4,447	10,129	184,899

Total	$788,052	$599,482	$503,680	$488,700	$2,653,932	$6,294,370	$11,328,216

Projected cash interest payments on debt and capital lease obligations*	$664,789	$603,739	$562,480	$550,827	$432,788	$963,492	$3,778,115

*	Based on interest rates and contractual maturities in effect as of December 31, 2005.
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
We are also exposed to market price fluctuations related to our investments in equity securities. At December 31, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $497 million.

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
The consolidated financial statements of Liberty Global, Inc. are filed under this Item, beginning on page II-53. Financial statement schedules and separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed under Item 15 of this Annual Report on Form 10-K.

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

		as adjusted
		(note 22)
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(80,097)	$(21,481)	$20,889
Net loss (earnings) from discontinued operations	(3,494)	7,772	—

Net earnings (loss) from continuing operations	(83,591)	(13,709)	20,889
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	59,231	142,676	4,088
Depreciation and amortization	1,454,863	915,748	15,114
Impairment of long-lived assets	8,320	69,353	—
Restructuring and other charges (credits)	(2,753)	28,901	—
Amortization of deferred financing costs and non-cash interest	103,800	40,218	117
Share of losses (earnings) of affiliates, net	22,949	(38,710)	(13,739)
Realized and unrealized losses (gains) on derivative instruments, net	(309,973)	35,775	(12,762)
Foreign currency transaction losses (gains), net	209,400	(117,514)	(5,412)
Gain on exchange of investment securities	—	(178,818)	—
Other-than-temporary declines in fair values of investments	3,403	18,542	6,884
Losses (gains) on extinguishment of debt	33,700	(27,977)	—
Gains on disposition of investments, net	(115,169)	(43,714)	(3,759)
Deferred income tax expense (benefit)	(74,740)	(80,500)	42,278
Minority interests in earnings (losses) of subsidiaries	104,535	(163,724)	24
Non-cash recognition of deferred revenue	(30,298)	—	—
Non-cash charges (credits) from Liberty Media Corporation	—	15,490	(3,901)
Other non-cash items	4,152	—	(1,750)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	60,409	(61,426)	9,653
Payables and accruals	77,886	167,840	(1,728)
Net cash provided by operating activities of discontinued operations	49,978	34,857	—

Net cash provided by operating activities	$1,576,102	$743,308	$55,996

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY GLOBAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2005	2004	2003

		as adjusted
		(note 22)
	amounts in thousands
Cash flows from investing activities:
Cash paid in connection with LGI Combination	$(703,535)	$—	$—
Cash paid in connection with acquisitions, net of cash acquired	(3,584,442)	(509,696)	—
Cash paid for acquisition to be refunded by seller	—	(52,128)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	56,883	—	—
Investments in and loans to affiliates and others	(133,749)	(256,959)	(494,193)
Proceeds received upon repayment of principal amounts loaned to affiliates	—	535,074	—
Proceeds received upon repayment of debt securities	—	115,592	—
Purchases of short-term liquid investments	(55,103)	(293,734)	—
Proceeds received from sale of short-term liquid investments	101,489	246,981	—
Capital expended for property and equipment	(1,194,993)	(487,617)	(22,869)
Net cash received (paid) to purchase or settle derivative instruments	82,414	(158,949)	19,580
Proceeds received upon dispositions of assets	464,501	315,792	8,230
Deposits received in connection with pending asset sales	—	80,264	—
Change in restricted cash	24,734	(27,335)	—
Other investing activities, net	29,343	(13,732)	(16,042)
Net cash used by investing activities of discontinued operations	(22,249)	(19,833)	—

Net cash used by investing activities	(4,934,707)	(526,280)	(505,294)

Cash flows from financing activities:
Borrowings of debt	6,968,835	2,301,211	41,700
Repayments of debt and capital lease obligations	(5,413,584)	(1,857,184)	(22,954)
Net proceeds received from rights offering	—	735,661	—
Proceeds from issuance of stock by subsidiaries	873,554	488,437	—
Change in cash collateral	(57,209)	41,700	(41,700)
Contributions from Liberty Media Corporation	—	704,250	478,799
Treasury stock purchase	(78,893)	(127,890)	—
Payment of deferred financing costs	(101,293)	(65,951)	—
Other financing activities, net	7,876	12,351	—
Net cash used by financing activities of discontinued operations	(7,444)	(7)	—

Net cash provided by financing activities	2,191,842	2,232,578	455,845

Effect of exchange rates on cash	(160,152)	66,756	614

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,347,200)	2,501,345	7,161
Discontinued operations	20,285	15,017	—

Net increase (decrease) in cash and cash equivalents	(1,326,915)	2,516,362	7,161
Cash and cash equivalents:
Beginning of period	2,529,115	12,753	5,592

End of period	$1,202,200	$2,529,115	$12,753

Cash paid for interest	$286,656	$280,815	$932

Net cash paid for taxes	$35,565	$4,264	$4,651

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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

Acquisition of Cablecom
On October 24, 2005, LG Switzerland purchased from Glacier Holdings, S.C.A. all of the issued share capital of Cablecom, the parent company of a Swiss broadband communications company, for a cash purchase price before direct acquisition costs of 2.826 billion Swiss Francs (CHF) ($2.212 billion at the transaction date)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
(the Cablecom Acquisition). We acquired Cablecom in order to expand the markets in which we operate in Europe.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Opening Balance Sheet Information of Significant 2005 Acquisitions
A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media/ J:COM consolidation is presented in the following table:

		Super
	LGI	Media/			NTL
	Combination(d)	J:COM	Cablecom	Astral	Ireland	Austar	Metrópolis

	amounts in thousands
Effective acquisition or consolidation date for financial reporting purposes	June 15, 2005	January 1, 2005	October 31 2005	October 1, 2005	May 1, 2005	December 31, 2005	April 1, 2005

Opening balance sheet
Cash	$—	$101,749	$27,763	$12,206	$9,324	$9,549	$7,376
Other current assets	126	165,534	200,001	10,860	16,297	27,376	6,002
Investments in affiliates(a)	178,245	(987,290)	5,736	782	—	(123,084)	(67,909)
Property and equipment, net	223,571	2,441,196	1,116,381	128,087	282,555	92,381	143,173
Goodwill	1,617,324	1,875,285	2,196,749	260,484	208,053	316,085	226,941
Intangible assets subject to amortization(b)	622,500	—	512,985	67,404	—	72,756	—
Other assets, net	(77,397)	142,393	27,476	—	9,950	4,263	9,797
Current liabilities	—	(398,549)	(359,207)	(35,543)	(70,502)	(61,530)	(79,611)
Long-term debt and capital lease obligations	(11,697)	(2,112,722)	(1,415,272)	(14,865)	—	(217,927)	(38,394)
Other long-term liabilities	(56,329)	(415,099)	(75,043)	(19,184)	(6,881)	(16,809)	(12,229)
Minority interests in subsidiaries	994,817	(812,497)	(11,666)	—	—	—	(198,241)
Additional paid-in capital(c)	—	—	—	—	—	52,424	198,241

Total purchase price	$3,491,160	$—	$2,225,903	$410,231	$448,796	$155,484	$195,146

Cash consideration	$694,517	$—	$2,212,258	$407,074	$428,214	$154,952	$—
Direct acquisition costs	9,018	—	13,645	3,157	20,582	532	3,391
Issuance of derivative instrument	—	—	—	—	—	—	11,755
Issuance of LGI stock	2,787,625	—	—	—	—	—	—
Issuance of subsidiary stock	—	—	—	—	—	—	180,000

Total purchase price	$3,491,160	$—	$2,225,903	$410,231	$448,796	$155,484	$195,146

(a)	The investment in affiliate amounts for Super Media/ J:COM, Austar and Metrópolis include reductions of $1,052,468,000, $161,835,000, and $67,909,000, respectively, related to the elimination of the carrying amount of our equity method investment in such entities upon our acquisition of a controlling interest.

(b)	The amounts reflected as intangible assets subject to amortization primarily relate to our preliminary assessment of the fair value of customer relationships. Such acquired intangible assets had a preliminary weighted average life of 9.2 years at the respective acquisition dates.

(c)	The minority interests’ share in the deficit of Austar at the transaction date has been recorded as a reduction of additional paid-in capital in accordance with the guidance set forth in EITF D-84,

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
The following table presents the purchase price allocation for UGC’s acquisition of an 80.1% interest in Noos, together with the effects of the sale of a 19.9% interest in UGC’s historical French operations. Minority interest was computed based on 19.9% of the fair value of our historical French operations and 19.9% of the historical carrying amount of Noos.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

Discontinued Operations and Other Dispositions
UPC Norway — On December 19, 2005 we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006 we sold UPC Norway for cash proceeds of approximately €448 million ($542 million at the transaction date). On January 24, 2006, proceeds from the sale of UPC Norway of approximately €175 million ($214 million at the transaction date) were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility (see note 10).
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
TyC and FPAS Equity Method Investments — On April 29, 2005, we sold our entire equity interest in Fox Pan American Sports, LLC (FPAS), and a $4 million convertible subordinated note issued by FPAS, to another unaffiliated member of FPAS for a cash purchase price of $5 million. In addition, our majority owned subsidiary, Liberty Programming Argentina, LLC (LPA LLC), sold its entire equity interest in Torneos y Competencias S.A. (TyC) to an unrelated entity for total consideration of $20,940,000, consisting of $13,000,000 in cash and a $7,940,000 secured promissory note issued by FPAS and assigned to our company by the purchaser. The owner of the minority interest in LPA LLC received approximately $3,625,000 of the total consideration received in connection with the sale of TyC upon the redemption of such interest. At March 31, 2005, we considered our investments in TyC and FPAS to be held for sale. As a result, we included cumulative foreign currency translation losses of $85,984,000 in the carrying value of our investment in TyC for purposes of our March 31, 2005 impairment assessment. As a result of this analysis, we recorded a $25,389,000 impairment charge during the three months ended March 31, 2005 to write-off the full amount of our investment in the equity of TyC at March 31, 2005. This impairment charge is included in share of earnings (losses) of affiliates, net in our consolidated statement of operations. In the second quarter of 2005, we recognized an additional pre-tax loss of $62,678,000 in connection with the April 29, 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
At any time on or after July 15, 2008, UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on July 15 of the years set out below:

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

UGC Convertible Notes
On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million based on the April 6, 2004 exchange rate) 1 3/4 % euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock at an aggregate conversion price of €45.2719 for one share of LGI Series A common stock and one share of LGI Series C common stock, which was equivalent to a conversion price of $55.68 for one share of LGI Series A common stock and one share of LGI Series C common stock and a conversion rate of 22.09 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of LGI Series A common stock reaches a specified threshold, (2) the combined price of LGI Series A common stock and LGI Series C common stock reaches a specified threshold, (3) UGC has called the UGC Convertible Notes for redemption, (4) the trading price for the UGC Convertible Notes falls below either of two specified thresholds or (5) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
The PIK Loan is unsecured senior debt of LG Switzerland and pari passu or senior in right of payment to all other indebtedness of LG Switzerland. The PIK Loan is structurally subordinated to all indebtedness of LG Switzerland’s subsidiaries, including the Cablecom Luxembourg Bank Facility and the Cablecom Luxembourg Senior Notes and any other future debt incurred by LG Switzerland’s subsidiaries. The PIK Loan is not guaranteed by Cablecom or any of its subsidiaries.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
Prior to the Spin Off Date, LMC International and its 80%-or-more-owned domestic subsidiaries (the LMC International Tax Group) were included in the consolidated federal and state income tax returns of Liberty Media. LMC International’s income taxes included those items in the consolidated income tax calculation applicable to the LMC International Tax Group (intercompany tax allocation) and any taxes on income of LMC International’s consolidated foreign or domestic subsidiaries that were excluded from the consolidated federal and state income tax returns of Liberty Media. The intercompany tax amounts owed to Liberty Media as a result of these allocations were contributed to our equity in connection with the spin off.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
The weighted average assumptions used in determining benefit obligations were as follows:

Expected rate of salary increase	2.00%
Discount rate	3.25%
Return on plan assets	4.50%
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
Prior to January 2005, the Internet division of chellomedia, which we refer to as chello broadband, provided Internet access, on-line content, product development and other support activity for Europe Broadband’s broadband Internet access business. In connection with the transfer of the assets and liabilities of chello broadband from chellomedia to Europe Broadband, together with the day-to-day management of the broadband Internet access business, we began reporting chello broadband as a component of Europe Broadband effective January 1, 2005. In addition, in connection with the LGI Combination, we decided that we would provide additional reportable segments within Europe Broadband and that Europe Broadband would allocate certain costs, which previously had been reflected in the corporate and other category, to its operating segments. The segment information for the years ended December 31, 2004 and 2003 has been restated to reflect the above-described changes. Additionally, our reportable segments have been reclassified for all periods to present our broadband operations in Norway as discontinued operations. Accordingly, we present the reportable segments of our continuing operations. The costs previously allocated to UPC Norway by

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)
Europe Broadband have been reclassified to the corporate and other category for all periods presented. See note 5.

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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
The following financial statement line items for fiscal year 2004 were affected by the change in accounting principle:

		As adjusted for	Effect of
	As previously	accounting	accounting
	reported	change	change

	amounts in thousands
Balance Sheet:
As of December 31, 2004:
Noncurrent deferred tax liability	$458,138	$464,661	$6,523

Minority interest in subsidiaries	$1,216,710	$1,213,610	$(3,100)

Accumulated deficit	$(1,649,007)	$(1,652,430)	$(3,423)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003 — (Continued)

		As reclassified for	As adjusted
		discontinued	for	Effect of
	As previously	operations	accounting	accounting
	reported	(note 5)	change	change

	amounts in thousands
Statement of Operations:
Year ended December 31, 2004:
Income tax benefit	$17,449	$20,323	$13,800	$(6,523)

Minority interests in losses of subsidiaries	$167,336	$160,624	$163,724	$3,100

Loss from continuing operations	$(18,058)	$(10,286)	$(13,709)	$(3,423)

Net loss	$(18,058)	$(18,058)	$(21,481)	$(3,423)

Pro forma loss per common share — basic and diluted:
Continuing operations	$(0.06)	$(0.03)	$(0.04)	$(0.01)
Discontinued operations	—	(0.03)	(0.03)	—

	$(0.06)	$(0.06)	$(0.07)	$(0.01)

LIBERTY GLOBAL, INC.
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

LIBERTY GLOBAL, INC.
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
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
LGI Condensed Balance Sheet as of December 31, 2005 (Parent Company Only)	IV-9
LGI Condensed Statement of Operations for the six months ended December 31, 2005 (Parent Company Only)	IV-10
LGI Condensed Statement of Stockholders’ Equity for the six months ended December 31, 2005 (Parent Company Only)	IV-11
LGI Condensed Statement of Cash Flows for the six months ended December 31, 2005 (Parent Company Only)	IV-12
LMI Condensed Balance Sheet as of December 31, 2004 (Parent Company Only)	IV-13
LMI Condensed Statements of Operations for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-14
LMI Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-15
LMI Condensed Statements of Cash Flows for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-16
Schedule II — Valuation and Qualifying Accounts	IV-17
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Jupiter TV Co., Ltd. and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-18
Consolidated Balance Sheets as of December 31, 2005 and 2004	IV-19
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	IV-21
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	IV-22
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	IV-23
Notes to Consolidated Financial Statements	IV-25
Jupiter Telecommunications Co., Ltd. and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-52
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-53
Consolidated Statements of Operations for the years ended December 31, 2003 and 2004	IV-55
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2004	IV-56
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004	IV-57
Notes to Consolidated Financial Statements	IV-58

Torneos y Competencias S.A.
Independent Auditors’ Report	IV-80
Consolidated Balance Sheets as of December 31, 2004 and 2003	IV-81
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	IV-82
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	IV-83
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	IV-84
Notes to Consolidated Financial Statements	IV-85
UnitedGlobalCom, Inc.
Report of Independent Registered Public Accounting Firm	IV-103
Report of Independent Public Accountants	IV-104
Consolidated Balance Sheets as of December 31, 2003 and 2002	IV-105
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	IV-106
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	IV-107
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	IV-110
Notes to Consolidated Financial Statements	IV-111
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-164
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-165
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-166
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-167
Notes to the Consolidated Financial Statements	IV-169
Fox Pan American Sports, LLC and Subsidiary
Report of Independent Registered Public Accounting Firm	IV-205
Consolidated Balance Sheets at December 31, 2004 and 2003	IV-206
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-207
Consolidated Statements of Changes in Members’ (Deficit) Equity for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-208
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-209
Notes to Consolidated Financial Statements	IV-210
Telenet Group Holding NV
Report of Independent Auditors	IV-218
Consolidated Balance Sheets at December 31, 2005 and 2004	IV-219
Consolidated Income Statements for the years ended December 31, 2005 and 2004	IV-220
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005 and 2004	IV-221
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	IV-222
Notes to the Consolidated Financial Statements	IV-223

PrimaCom AG
Report of Independent Auditors	IV-271
Consolidated Income Statements for the years ended December 31, 2005 and 2004	IV-272
Consolidated Balance Sheets at December 31, 2005 and 2004	IV-273
Consolidated Statement of Changes in Equity for the years ended December 31, 2005 and 2004	IV-274
Consolidated Cash Flow Statements for the years ended December 31, 2005 and 2004	IV-275
Notes to the Consolidated Financial Statements	IV-276
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among the Registrant (fka New Cheetah, Inc.), Liberty Media International, Inc. (LMI), UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to LMI’s Current Report on Form 8-K, dated January 17, 2005 (File No. 000-50671))
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-49658) (the UGC 2004 10-K))
4.5	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-49658))
4.6	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-49658))

4.7	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.8	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.10	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000 (the October 2000 Senior Secured Credit Facility), among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.11	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the October 2000 Senior Secured Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated December 15, 2005 (File No. 000-51360) (the Credit Facility 8-K))
4.12	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.3 to the Credit Facility 8-K)
4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Incentive Plan)*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2005 (File No. 000-51360) (the Incentive Plan 8-K))
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LMI) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the LMI’s common stock, dated July 14, 2004 (File No. 005-79904))
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated December 22, 2005 (File No. 000-51360) (the 409A 8-K))
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Director Plan)*

10.8	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K)
10.9	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective March 8, 2006)*
10.10	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.11	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K)
10.12	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K)
10.13	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.9 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K))
10.14	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K)
10.15	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (Amended and Restated October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 30, 2005 (File No. 000-51360))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K)
10.17	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.18	UIH Latin America, Inc. Stock Option Plan, effective June 6, 1999 (as amended December 6, 2000) (incorporated by reference to Exhibit 10.89 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776) (the UGC Form S-1))
10.19	Form of Indemnification Agreement between the Registrant and its Directors*
10.20	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.21	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2005 (File No. 000-51360) (the Aircraft 8-K))
10.22	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K)
10.23	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K)
10.24	Employment Agreement, effective April 19, 2000, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K)
10.25	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K)
10.26	Contract Extension Letter dated November 2, 2005, among UGC, UPC and Gene Musselman*
10.27	Executive Service Agreement dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K)
10.28	Employment Agreement dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated January 5, 2004 (File No. 000-49658))

10.29	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.29 below (incorporated by reference to Exhibit 10.87 to the UGC Form S-1)
10.30	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1)
10.31	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (Liberty Media) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the Form 10 Amendment))
10.32	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media, the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.33	Form of Facilities and Services Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.34	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.35	Form of Tax Sharing Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.36	Form of Credit Facility between Liberty Media and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.37	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-49658) (the UGC July 2004 8-K))
10.38	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.39	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.40	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-50671))
10.41	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated September 30, 2005 (File No. 000-51360) (the Cablecom 8-K))
10.43	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.44	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
21 — Subsidiaries of the Registrant*

23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Information re: Absence of Consent of Arthur Andersen LLP**
23.7	Consent of Ernst & Young LTDA.**
23.8	Consent of KPMG LLP**
23.9	PricewaterhouseCoopers Bedrijfsrevisoren bcvba**
23.10	Ernst & Young AG Wirtschaftsprüfungsgesellschaft**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K dated March 14, 2005

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: June 30, 2006	By /s/ Elizabeth M. Markowski

Elizabeth M. Markowski Senior Vice President, Secretary and General Counsel
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	June 30, 2006

/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	June 30, 2006

/s/ John P. Cole John P. Cole	Director	June 30, 2006

/s/ John W. Dick John W. Dick	Director	June 30, 2006

/s/ Paul A. Gould Paul A. Gould	Director	June 30, 2006

/s/ David E. Rapley David E. Rapley	Director	June 30, 2006

/s/ Larry E. Romrell Larry E. Romrell	Director	June 30, 2006

/s/ Gene W. Schneider Gene W. Schneider	Director	June 30, 2006

/s/ J. C. Sparkman J. C. Sparkman	Director	June 30, 2006

/s/ J. David Wargo J. David Wargo	Director	June 30, 2006

/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	June 30, 2006

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	June 30, 2006

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

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Shareholders of
Telenet Group Holding NV
In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Telenet Group Holding NV (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with International Financial Reporting Standards as adopted by the EU. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
International Financial Reporting Standards as adopted by the EU vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 27 to the consolidated financial statements.

PricewaterhouseCoopers Bedrijfsrevisoren bcvba

Represented by

/s/ B. Gabriëls
Antwerp, Belgium
June 2, 2006

TELENET GROUP HOLDING NV
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Notes	2005	2004

		(In thousands of euro)
ASSETS
Non-current Assets:
Property and equipment, net	4	943,919	960,776
Goodwill	5	1,012,544	1,027,461
Other intangible assets, net	6	278,347	280,776
Other assets		860	1,009

Total non-current assets		2,235,670	2,270,022
Current Assets:
Trade receivables, net	7	98,677	84,787
Other current assets	8	26,668	20,850
Cash and cash equivalents	9	210,359	145,188

Total current assets		335,704	250,825

TOTAL ASSETS		2,571,374	2,520,847

EQUITY AND LIABILITIES
Equity:
Contributed Capital	10	2,532,504	2,268,124
Other reserves		3,860	1,140
Hedging reserves	12	1,078	(26,627)
Retained loss		(1,828,344)	(1,751,677)

Total equity		709,098	490,960
Non-current Liabilities:
Long-term debt, less current portion	11	1,288,785	1,560,755
Derivative financial instruments	12	20,364	72,800
Unearned revenue	17	11,537	7,965
Other liabilities	14	23,755	31,428

Total non-current liabilities		1,344,441	1,672,948
Current Liabilities:
Current portion of long-term debt	11	156,129	20,009
Accounts payable		174,701	149,477
Accrued expenses and other current liabilities	16	74,129	73,618
Unearned revenue	17	112,876	113,835

Total current liabilities		517,835	356,939

Total liabilities		1,862,276	2,029,887

TOTAL EQUITY AND LIABILITIES		2,571,374	2,520,847

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV
CONSOLIDATED INCOME STATEMENTS

		For the Years Ended

		December 31,	December 31,
	Notes	2005	2004

		(In thousands of euro, except
		share and per share amounts)
Revenues	17	737,492	681,125
Costs of services provided	18	(458,981)	(430,652)

Gross profit		278,511	250,473
Selling, general and administrative	18	(146,937)	(145,820)

Operating profit		131,574	104,653
Finance costs, net	19	(193,188)	(161,839)

Net loss before income tax		(61,614)	(57,186)
Income tax expense	20	(15,053)	(4,521)

Net Loss		(76,667)	(61,707)

Basic and diluted net loss per share:	21
Weighted-average shares outstanding		89,503,387	86,527,257

Basic and diluted net loss per share		(0.86)	(0.71)

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Number of	Contributed	Other	Hedging	Retained	Total
	Notes	Shares	Capital	Reserves	Reserves	Loss	Equity

		(In thousands of euro, except share amounts)
January 1, 2004		86,527,257	2,268,124	—	(1,765)	(1,689,970)	576,389

Unrealized net loss on derivative contracts recognized directly in equity	12	—	—	—	(24,862)	—	(24,862)
Net loss for the year		—	—	—	—	(61,707)	(61,707)

Total recognized loss for 2004		—	—	—	(24,862)	(61,707)	(86,569)

Recognition of share-based compensation	10	—	—	1,140	—	—	1,140

December 31, 2004		86,527,257	2,268,124	1,140	(26,627)	(1,751,677)	490,960

Unrealized net gain on derivative contracts recognized directly in equity	12	—	—	—	27,705	—	27,705
Net loss for the year		—	—	—	—	(76,667)	(76,667)

Total recognized income (loss) for 2005		—	—	—	27,705	(76,667)	(48,962)

Recognition of share-based compensation	10	—	—	2,196	—	—	2,196
Ordinary shares issued upon exercise of the Bank Warrants	10	329,994	—	—	—	—	—
Proceeds received upon exercise of the Class B options	10	—	—	524	—	—	524
Issuance of share capital through IPO, net of offering costs	1	13,347,602	264,380	—	—	—	264,380

December 31, 2005		100,204,853	2,532,504	3,860	1,078	(1,828,344)	709,098

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,

	2005	2004

	(In thousands of euro)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(76,667)	(61,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment	206,314	204,329
Income tax expense	15,053	4,521
Provision for liabilities and charges	1,698	617
Increase in provision for impairment of receivables	3,550	5,365
Amortization of financing cost	9,165	11,269
Write-off of financing cost on extinguishment of debt	11,527	—
Interest income	(3,420)	(4,552)
Interest expense	142,676	168,397
(Gain) loss on derivative instruments, net	(30,757)	25,494
Unrealized foreign exchange (gain) loss, net	38,202	(27,500)
Share based compensation	2,196	1,140
(Gain) loss on disposal of fixed assets	(147)	685
Changes in operating assets and liabilities:
Accounts receivable	(17,440)	(5,369)
Other assets	(5,513)	5,753
Unearned revenue	2,613	17,654
Accounts payable	26,770	15,126
Accrued expenses and other current liabilities	10,963	(11,498)

Cash generated from operations	336,783	349,724
Interest paid	(123,984)	(115,420)
Taxes paid	(177)	—

Net cash generated from operating activities	212,622	234,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141,088)	(128,836)
Proceeds on disposal of property and equipment	453	—
Purchases of intangibles	(41,925)	(23,828)
Acquisition of Telenet Holding shares	(1,444)	—

Net cash used in investing activities	(184,004)	(152,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(317,660)	(106,512)
Proceeds from long-term borrowings	105,000	—
Payments of redemption premiums	(13,341)	—
Repayments of finance leases	(853)	(966)
Proceeds from the issuance of capital, net of offering costs	264,380	—
Proceeds received upon exercise of the Class B options	524	—
Payments for debt issuance costs	(1,497)	—

Net cash provided by (used in) financing activities	36,553	(107,478)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,171	(25,838)
CASH AND CASH EQUIVALENTS:
Beginning of period	145,188	171,026

End of period	210,359	145,188

NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of network user rights in exchange for debt	1,311	16,515

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2005
(in thousands of Euro, except per share amounts, unless otherwise stated)

1.	GENERAL INFORMATION
The accompanying consolidated financial statements present the operations of Telenet Group Holding NV (“Telenet Group Holding”) and its subsidiaries (hereafter collectively referred to as the “Company”). Through its broadband network the Company offers cable television, including premium television services, broadband internet and telephony services to residential subscribers in Flanders as well as broadband internet, data and voice services in the business market throughout Belgium. Telenet Group Holding and its principal subsidiaries are limited liability companies organized under Belgian law. The Company is managed and operates in one operating segment, broadband communications.
These consolidated financial statements have been authorized for issue by the Board of Directors on April 25, 2006.

Initial Public Offering
On October 11, 2005, shares in Telenet Group Holding commenced trading on the Brussels Euronext stock exchange pursuant to an initial public offering (“IPO”) of the Company’s shares by the Company (the “Primary Offering”) and certain of its shareholders (the “Secondary Offering”). In addition, shares were offered to qualifying employees (the “Employee Offering”) at a discounted price. The initial price of the shares was €21.00. The Company issued and sold 13,333,333 shares of its common stock pursuant to the Primary Offering and 14,269 shares pursuant to the Employee Offering. Net of the underwriting discount and other expenses of the offering, the Company received €264,380 for the common stock it issued and sold under the Primary and Employee Offerings. The net proceeds from the Primary and Employee Offerings were used to partially redeem Telenet Group Holding’s Senior Discount Notes and Telenet Communications’ Senior Notes (Note 11). Telenet Group Holding did not receive any proceeds from the sale of shares by the selling shareholders under the Secondary Offering.

Stock Split
On September 20, 2005, the Company’s shareholders approved a share split pursuant to which three new shares were issued in respect of each share outstanding on that date. The stock split became effective on the closing date of the IPO and, as of such date, the total number of Telenet Group Holding shares was 86,857,251 immediately prior to the IPO. In addition, certain amendments were made to the outstanding employee plans, option agreements and warrants to give effect to such share split in the same three-for-one proportion. All share and per-share information included in these consolidated financial statements have been adjusted to reflect the stock split for all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In accordance with the EU Regulation 1606/2002 of July 19, 2002, the consolidated financial statements have been prepared in accordance with International Financial Reporting Standards as adopted by the EU (“IFRSs as adopted by the EU”). The financial statements have been prepared on the historical cost basis, except for certain financial instruments. The principal accounting policies are set out below.

First-time Adoption of IFRSs as adopted by the EU
Publication of the December 31, 2005 consolidated financial statements under IFRSs as adopted by the EU requires that the comparative information for the year ended December 31, 2004 as well as the opening balance sheet as of January 1, 2004 be prepared in accordance with IFRSs as adopted by the EU. The disclosures required by IFRS 1 — First-time Adoption of International Financial Reporting Standards,

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concerning the transition from Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) to IFRSs as adopted by the EU are given in Note 26.

Use of the Exemptions from Full Retrospective Application of IFRS as adopted by the EU
As a first-time adopter in 2005, the Company has prepared its opening balance sheet under IFRSs as adopted by the EU as of January 1, 2004 (date of transition to IFRS as adopted by the EU) and has elected to use the following exemptions provided by IFRS 1 for the implementation of IFRSs as adopted by the EU at the date of transition.

— Business Combinations
Business combinations that occurred before the date of transition to IFRSs as adopted by the EU have not been restated retrospectively in accordance with IFRS 3 — Business Combinations. Assets acquired and liabilities incurred have thus been maintained, at the date of acquisition, at the value determined under U.S. GAAP. Goodwill arising on acquisitions before the date of transition to IFRSs as adopted by the EU has been retained at the previous U.S. GAAP amount and was tested for impairment at that date.

— Share-based Payment
The Company utilized the share-based payment exemption and, therefore, applied IFRS 2 — Share-based Payment only to warrants granted after November 7, 2002 that had not yet vested at January 1, 2005. Warrants granted on or before November 7, 2002 were not modified subsequent to this date and, as a result, these warrants have not been recognized in the financial statements.

Basis of Consolidation
The consolidated financial statements incorporate the financial statements of Telenet Group Holding and all of the entities that it directly or indirectly controls. Control is achieved where Telenet Group Holding has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All intercompany accounts and transactions among consolidated entities have been eliminated.

Management’s Use of Estimates
The preparation of financial statements in accordance with IFRSs as adopted by the EU requires the use of certain critical accounting estimates and management’s judgement in the process of applying the Company’s accounting policies. These estimates and judgements affect the reported amounts of assets and liabilities, the disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas involving a higher degree of judgement or complexity, or areas where assumptions and estimates are significant to the consolidated financial statements are disclosed in Note 3.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is charged so as to write off the cost of assets, other than land and assets not yet ready for use, on a straight-line basis over their estimated useful lives. Assets held under finance leases are depreciated over their expected useful lives on the same basis as owned assets or, where shorter, the term of the lease.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following useful lives are used for the depreciation of property and equipment:

Buildings and improvements	10-33 years
Operating facilities	3-20 years
Other equipment	3-10 years
The assets’ useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.
Depreciation charges in 2005 included the impact of one-time write-off costs and accelerated depreciation rates associated with certain network components which we acquired in connection with the ExpressNet upstream upgrade (ExpressNet equipment is depreciated over 8 years and M-Tec amplifiers are depreciated over 5 years).
The costs associated with the construction of cable transmission and distribution facilities and also internet and telephony service installations are capitalized and depreciated over 3 to 20 years. Costs include all direct labor and materials as well as certain indirect costs.
Government grants received related to the construction of assets are recorded as a reduction to the carrying amount of the associated tangible asset. The grant is recognised over the life of a depreciable asset by way of a reduced depreciation charge. Expenditures for repairs and maintenance are charged to operating expense as incurred.

Intangible Assets
Intangible assets are measured at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

Network user rights	10 or 20 years
Trade name	15 years
Customer lists and supply contracts	5 or 15 years
Broadcasting rights	Life of the contractual right
Software development costs	3 years
Costs associated with maintaining computer software programmes are expensed as incurred. Internal-use software development costs are capitalized and recognized as an intangible asset if the software is expected to generate economic benefits beyond one year.
Capitalized internal-use software costs include only external direct costs of materials and services consumed in developing or obtaining the software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Internally-generated intangible assets are amortised on a straight-line basis over their useful lives.
Broadcasting rights are capitalized as an intangible asset when the value of the contract is measurable upon signing and are amortized on a straight-line basis over contractual life.

Impairment of Tangible and Intangible Assets Excluding Goodwill
Assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognised for the amount by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and its value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units).

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
Goodwill arising on the acquisition of a subsidiary represents the excess of the cost of acquisition over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities of the subsidiary recognized at the date of acquisition. Goodwill is initially recognized as an asset at cost and is subsequently measured at cost less any accumulated impairment losses.
Goodwill is tested for impairment annually, or more frequently when there is an indication that it may be impaired. The Company has identified one cash-generating unit to which all goodwill was allocated. If the recoverable amount of the cash-generating unit is less than the carrying amount, the impairment loss is allocated first to reduce the carrying amount of any goodwill and then to the other assets pro-rata on the basis of the carrying amount of each asset. An impairment loss recognized for goodwill is not reversed in a subsequent period.

Foreign Currency Transactions
The Company’s functional and presentation currency is Euros (“€ ”), which is also the functional currency of each of the Company’s subsidiaries. Transactions in currencies other than Euros are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing on the balance sheet date. Non-monetary assets and liabilities carried at fair value that are denominated in foreign currencies are translated at the rates prevailing at the date when the fair value was determined. Gains and losses arising on translation are included in profit or loss for the period, except for exchange differences arising on non-monetary assets and liabilities where the changes in fair value are recognised directly in equity. In order to hedge its exposure to certain foreign exchange risks, the Company enters into forward contracts and options (see below for details of the Company’s accounting policies in respect of such derivative financial instruments).

Financial Instruments
Financial assets and financial liabilities are recognized on the Company’s balance sheet when the Company becomes a party to the contractual provisions of the instrument.

Cash and Cash Equivalents
Cash equivalents consist principally of commercial paper and certificates of deposit with maturities of three months or less when purchased.

Trade Receivables
Trade receivables do not carry any interest and are stated at their fair value as reduced by appropriate allowances for estimated irrecoverable amounts.

Financial Liabilities and Equity Instruments
Financial liabilities and equity instruments are classified according to the substance of the contractual arrangements entered into. An equity instrument is any contract that evidences a residual interest in the assets of the Company after deducting all of its liabilities. The accounting policies adopted for specific financial liabilities and equity instruments are set out below.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade payables
Trade payables are not interest bearing and are stated at their fair value.

Bank borrowings
Interest-bearing bank loans are recorded at the proceeds received, net of direct issue costs. Finance charges, including premiums payable on settlement or redemption and direct issue costs, are accounted for on an accrual basis to the profit and loss account using effective interest method and are recorded as a component of the related debt to the extent that they are not settled in the period in which they arise.
Borrowings are classified as current liabilities unless the Company has an unconditional right to defer settlement of the liability for at least 12 months after the balance sheet date.

Equity instruments
Equity instruments issued by the Company are recorded at the proceeds received, net of direct issue costs.

Warrants
When issued in connection with detachable warrants to purchase shares, the fair value of debt securities is determined using a market interest rate for an equivalent debt instrument. Any resulting discount or premium on the debt securities is recognized using the effective interest rate method over the contractual term of the debt. The remainder of the proceeds is allocated to the detachable warrants and is recognized and included in shareholders’ equity, net of any income tax effects.
The Company assesses whether freestanding warrants are to be classified within shareholder’s equity or as a liability. Warrants accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the classification of those warrants occurs. Warrants not qualifying for permanent equity accounting are recorded at fair value as a liability with subsequent changes in fair value recognized through the income statement.

Derivative financial instruments and hedge accounting
The Company’s activities are exposed to changes in foreign currency exchange rates and interest rates.
The Company seeks to reduce its foreign currency exposure through the use of certain derivative financial instruments in order to manage its exposure to exchange rate and interest rate fluctuations arising from its operations and funding. The Company has identified certain agreements as cash flow hedges including foreign exchange forward contracts, interest rate swap agreements, cap options and combinations of such instruments.
The use of derivatives is governed by the Company’s policies approved by the board of directors, which provide written principles on the use of derivatives consistent with the Company’s risk management strategy described in Note 12.
Changes in the fair value of derivative financial instruments that are designated and effective as hedges of future cash flows are recognised directly in equity and the ineffective portion is recognised immediately in the income statement. If the cash flow hedge of a firm commitment or forecast transaction results in the recognition of a non-financial asset or a liability, then, at the time the asset or liability is recognised, the associated gains or losses on the derivative that had previously been recognised in equity are included in the initial measurement of the asset or liability. For hedges that do not result in the recognition of an asset or a liability, amounts deferred in equity are recognised in the income statement in the same period in which the hedged item affects net profit or loss.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are recognised in the income statement as they arise.
Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time, any cumulative gain or loss on the hedging instrument recognised in equity is retained in equity until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognised in equity is transferred to net profit or loss for the period.
Derivatives embedded in other financial instruments or other host contracts are treated as separate derivatives when their risks and characteristics are not closely related to those of host contracts and the host contracts are not carried at fair value with unrealised gains or losses reported in the income statement.

Fair Values
The Company has estimated the fair value of its financial instruments in these consolidated financial statements using available market information or other appropriate valuation methodologies. Considerable judgement, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount of cash, accounts and other receivables, and accounts and other payables approximates fair value because of the short maturity of those instruments.

Revenue Recognition
Subscription fees for telephony, internet and premium cable television are prepaid by subscribers on a monthly basis and recognized in revenue as the related services are provided. Subscription fees for basic cable television are prepaid by subscribers predominantly on an annual basis and recognized in revenue on a straight line basis over the following twelve months. Revenue from telephone and internet activity is recognized based on usage. Revenue is recorded net of value added taxes, returns and discounts.
Installation fees are recognized upon installation when they represent a separately identifiable service that has been delivered and for which the related costs can be reliably measured. Telephony and internet installation fees are recognized immediately whereas cable television activation fees are deferred and recognized over the estimated customer relationship period of 10 years.
Copyright fees are paid by the Company to copyright collecting agencies for certain content provided by the public broadcasters and other copyright holders. Together with subscription fees, basic cable television subscribers are charged a copyright fee for the content received from public broadcasters that is broadcasted over the Company’s network. The Company reports copyright fees collected from cable subscribers on a gross basis as a component of revenue as the Company is acting as a principal in the arrangement. The Company sets the level of copyright fees charged to subscribers and bears the risk of collecting such fees.

Operating Costs
Operating expenses consist of interconnection costs, network operating, maintenance and repair costs, cable programming costs, employee costs and related depreciation and amortization charges. The Company capitalizes most of its installation cost, including labor cost. Copyright and program license fees are the primary component of the Company’s cable programming costs. Other direct costs include costs that the Company incurs in connection with providing its residential and business services, such as interconnection charges and bad debt expense. Network operating costs consist of costs associated with operating, maintaining

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and repairing the Company’s broadband network and customer care costs necessary to maintain its customer base.

Provisions
Provisions are recognized when the Company has a present obligation as a result of a past event, it is probable that the Company will be required to settle that obligation and the amount can be reliably measured. Provisions are measured based on management’s best estimate of the expenditure required to settle its liability and are discounted to present value where the effect is material. However, actual expenses may vary from such estimate.

Leases
Leases are classified as finance leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the Company. Property and equipment acquired by way of finance lease are stated at an amount equal to the lower of their fair value and the present value of the minimum lease payments at inception of the lease, less accumulated depreciation and any impairment losses. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The corresponding rental obligations, net of finance charges, are included in long-term debt. The interest element of the finance cost is charged to the income statement over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period. All other leases are classified as operating leases and are charged to profit or loss on a straight-line basis over the lease term.

Income Taxes
The tax expense represents the sum of the tax currently payable and deferred tax. The tax currently payable is based on taxable profit for the year using tax rates that have been enacted or substantively enacted by the balance sheet date.
Deferred tax is the tax expected to be payable or recoverable on differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases and is accounted for using the balance sheet liability method. Deferred tax liabilities are generally recognised for all taxable temporary differences and deferred tax assets are recognised to the extent that it is probable that future taxable profits will be available against which deductible temporary differences can be utilized. Such assets and liabilities are not recognised if the temporary difference arises from goodwill or from the initial recognition (other than in a business combination) of other assets and liabilities in a transaction that affects neither the tax profit nor the accounting profit.
Deferred tax liabilities are recognised for taxable temporary differences arising on investments in subsidiaries except where the Company is able to control the reversal of the temporary difference and it is probable that the temporary difference will not reverse in the foreseeable future.
A deferred tax asset is recognised for the carryforward of unused tax losses to the extent that it is probable that future taxable profit will be available against which the unused tax losses can be utilized. The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered. In view of the Company’s history of losses, no net deferred tax assets have been recognized.
Deferred tax is calculated at the tax rates that are expected to apply in the period when the liability is settled or the asset is realised. Deferred tax is charged or credited in the income statement, except when it relates to items charged or credited directly to equity, in which case the deferred tax effect is also recorded in equity.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefits

Pension Obligations
The Company provides both defined benefit and defined contribution plans to its employees, directors and certain members of management. The defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The schemes are generally funded by payments from the participants and the Company to insurance companies as determined by periodic actuarial calculations and include the plans assumed from Electrabel SA (“Electrabel”) during 2004 (see Note 15).
For defined benefit retirement benefit schemes, the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at each balance sheet date. The corridor approach is applied to actuarial gains and losses. Such gains and losses are the result of changes in actuarial assumptions on retirement and similar commitments. Accordingly, all gains and losses exceeding 10% of the greater of the present value of the defined benefit obligation and the fair value of any plan assets are recognized over the expected average remaining working life of the employees participating in the plan. Past service cost is recognised immediately to the extent that the benefits are already vested, and otherwise is amortised on a straight-line basis over the average period until the benefits become vested.
The retirement benefit obligation recognized in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognized past service cost, and as reduced by the fair value of plan assets. Payments to defined contribution retirement benefit schemes are charged as an expense as they fall due. Payments made to state-managed retirement benefit schemes are dealt with as payments to defined contribution schemes where the Company’s obligations under the schemes are equivalent to those arising in a defined contribution retirement benefit scheme.

Other Employee Benefit Obligations
Telenet provides long term service awards, health care premiums, early retirement plans and death benefits, among others, to their employees and/or retirees. The entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The expected costs of these benefits are accrued over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions, are charged or credited to income over the expected average remaining working lives of the related employees.

Share-based Payments
The Company issues equity-settled share-based payments to certain employees which are measured at fair value at the date of grant. The fair value is determined at the grant date using the Black-Scholes pricing model and is expensed on a straight-line basis over the vesting period, based on the Company’s estimate of shares that will eventually vest. The model has been adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions, and behavioural considerations.
At each balance sheet date, the Company revises its estimate of the number of options that are expected to become exercisable and recognises the cumulative impact of the revision of original estimates, if any, in the income statement, and a corresponding adjustment to equity. The proceeds received net of any directly attributable transaction costs are credited to share capital (nominal value) and share premium when the options are exercised.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards, interpretations and amendments to published standards that are not yet effective
Certain new standards, amendments and interpretations to existing standards have been published and are mandatory for the Company’s accounting periods beginning on or after January 1, 2006. The Company has not early adopted any of the following:

•	IAS 19 (Amendment), Employee Benefits (effective from January 1, 2006). This amendment introduces the option of an alternative recognition approach for actuarial gains and losses. It may impose additional recognition requirements for multi-employer plans where insufficient information is available to apply defined benefit accounting. It also adds new disclosure requirements. As the Company does not intend to change the accounting policy adopted for recognition of actuarial gains and losses and does not participate in any multi-employer plans, adoption of this amendment will only impact the format and extent of disclosures presented in the accounts. The Company will apply this amendment from annual periods beginning January 1, 2006.

•	IAS 39 (Amendment), Cash Flow Hedge Accounting of Forecast Intragroup Transactions (effective from January 1, 2006). The amendment allows the foreign currency risk of a highly probable forecast intragroup transaction to qualify as a hedged item in the consolidated financial statements, provided that: (a) the transaction is denominated in a currency other than the functional currency of the entity entering into that transaction; and (b) the foreign currency risk will affect consolidated profit or loss. This amendment is not relevant to the Company’s operations, as the Company does not have any intragroup transactions that would qualify as a hedged item in the consolidated financial statements as of December 31, 2005 and 2004.

•	IAS 39 (Amendment), The Fair Value Option (effective from January 1, 2006). This amendment changes the definition of financial instruments classified at fair value through profit or loss and restricts the ability to designate financial instruments as part of this category. The Company believes that this amendment should not have a significant impact on the classification of financial instruments, as the Company should be able to comply with the amended criteria for the designation of financial instruments at fair value through profit and loss. The Company will apply this amendment from annual periods beginning January 1, 2006.

•	IAS 39 and IFRS 4 (Amendment), Financial Guarantee Contracts (effective from January 1, 2006). This amendment requires certain issued financial guarantees to be initially recognized at their fair value and subsequently measured at the higher of: (a) the unamortized balance of the related fees received and deferred, and (b) the expenditure required to settle the commitment at the balance sheet date. Management considered this amendment to IAS 39 and concluded that it is not relevant to the Company.

•	IFRS 1 (Amendment), First-time Adoption of International Financial Reporting Standards and IFRS 6 (Amendment), Exploration for and Evaluation of Mineral Resources (effective from January 1, 2006). These amendments are not relevant to the Company’s operations.

•	IFRS 6, Exploration for and Evaluation of Mineral Resources (effective from January 1, 2006). IFRS 6 is not relevant to the Company’s operations.

•	IFRS 7, Financial Instruments: Disclosures, and a complementary amendment to IAS 1, Presentation of Financial Statements — Capital Disclosures (effective from January 1, 2007). IFRS 7 introduces new disclosures to improve the information about financial instruments. It requires the disclosure of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosures about credit risk, liquidity risk and market risk, including sensitivity analysis to market risk. The amendment to IAS 1 introduces disclosures about the level of an entity’s capital and how it manages capital. The Company has not yet completed its assessment of the impact of IFRS 7 and the amendment to IAS 1 to the level of disclosures currently provided. The Company will apply IFRS 7 and the amendment to IAS 1 from annual periods beginning January 1, 2007.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	IFRIC 4, Determining whether an Arrangement contains a Lease (effective from January 1, 2006). IFRIC 4 requires the determination of whether an arrangement is or contains a lease to be based on the substance of the arrangement. It requires an assessment of whether: (a) fulfillment of the arrangement is dependent on the use of a specific asset or assets (the asset); and (b) the arrangement conveys a right to use the asset. Management is currently assessing the impact of IFRIC 4 on the Company’s operations but does not believe that it will have a material effect on the Company’s financial statements.

•	IFRIC 5, Rights to Interests arising from Decommissioning, Restoration and Environmental Rehabilitation Funds (effective from January 1, 2006). IFRIC 5 is not relevant to the Company’s operations.

•	IFRIC 6, Liabilities arising from Participating in a Specific Market — Waste Electrical and Electronic Equipment (effective from January 1, 2006). Management is currently assessing the impact of IFRIC 6 on the Company’s operations but does not believe that it will have a material effect on the Company’s financial statements.

•	IFRIC 7 Applying the Restatement Approach under IAS 29 Financial Reporting in Hyperinflationary Economies (effective from January 1, 2007). IFRIC 7 is not relevant to the Company’s operations.

•	IFRIC 8, Scope of IFRS 2 (effective from January 1, 2007). IFRIC 8 clarifies that IFRS 2 applies to share-based payment transactions in which the entity cannot specifically identify some or all of the goods or services received. Management is currently assessing the impact of IFRIC 8 on the Company’s operations but does not believe that it will have a material effect on the Company’s financial statements.

•	IFRIC 9 Reassessment of Embedded Derivatives (effective from January 1, 2007). The Interpretation clarifies whether an entity should reassess whether an embedded derivative needs to be separated from the host contract. IFRIC 9 concludes that reassessment is prohibited unless there is a change in the terms of the contract that significantly modifies the cash flows that otherwise would be required under the contract. Management is currently assessing the impact of IFRIC 9 on the Company’s operations but does not believe that it will have a material effect on the Company’s financial statements.

3.	CRITICAL ACCOUNTING JUDGEMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

Critical judgements in applying the Company’s accounting policies

Goodwill
The Company performed its annual review for impairment during the third quarter of 2005 and 2004. Goodwill was allocated to one reporting unit. The key assumptions used to determine the recoverable amount are those regarding the discount rates and expected changes to selling prices/product offerings and direct costs during the period. Changes in selling practices and direct costs are based on past practices and expectations of future changes in the market. The calculation uses cash flow projections based on financial budgets approved by management, and a discount rate of 12.6% based on current market assessments of the time value of money and the risks specific to the Company. Cash flows beyond the five-year period have been extrapolated using a steady 2% growth rate. This growth rate does not exceed the long-term average growth rate for the industry. Management believes that reasonably possible changes in the key assumptions would not cause the carrying amount of the reporting unit to exceed its recoverable amount.

Key sources of estimation uncertainty

Deferred Income Taxes
As of December 31, 2005, Telenet Group Holding and its subsidiaries had available combined cumulative tax loss carry-forwards of €672,617 (2004: €1,056,185). Under current Belgian tax laws, these loss carry-forwards

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have an indefinite life and may be used to offset the future taxable income of Telenet Group Holding and its subsidiaries. Two subsidiaries acquired in a previous business combination made taxable profits of €37,135 (2004: €11,060) during the year and utilized tax loss carryforwards which had not been previously recognized as deferred tax assets resulting in a deferred tax expense of €14,917 (2004: €4,443).
A deferred tax asset is recognised for the carryforward of unused tax losses to the extent that it is probable that future taxable profit will be available against which the unused tax losses can be utilized. The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered. In view of the Company’s history of losses, no net deferred tax assets have been recognized.

4.	PROPERTY AND EQUIPMENT

	Land,
	Buildings and			Furniture,
	Leasehold		Construction	Equipment
	Improvements	Network	in Progress	and Vehicles	Total

Cost
At January 1, 2004	35,499	1,228,242	9,732	21,099	1,294,572
Additions	1,365	17,195	105,168	5,108	128,836
Transfers	1,378	81,284	(82,662)	—	—
Disposals	—	(1,649)	—	(90)	(1,739)

At December 31, 2004	38,242	1,325,072	32,238	26,117	1,421,669
Additions	5,547	—	119,789	17,196	142,532
Transfers	2,677	126,679	(129,356)	—	—
Disposals	—	—	—	(2,145)	(2,145)

At December 31, 2005	46,466	1,451,751	22,671	41,168	1,562,056

Accumulated Depreciation
At January 1, 2004	2,783	293,926	—	6,425	303,134
Depreciation charge for the year	1,052	150,247	—	8,022	159,321
Eliminated on Disposal	—	(1,472)	—	(90)	(1,562)

At December 31, 2004	3,835	442,701	—	14,357	460,893
Depreciation charge for the year	2,020	149,986	—	7,077	159,083
Eliminated on Disposal	—	—	—	(1,839)	(1,839)

At December 31, 2005	5,855	592,687	—	19,595	618,137

Carrying Amount
At December 31, 2005	40,611	859,064	22,671	21,573	943,919

At December 31, 2004	34,407	882,371	32,238	11,760	960,776

Carrying Amount of Finance Leases included in Property and Equipment
At December 31, 2005	18,256	5,790	—	468	24,514

At December 31, 2004	18,950	6,254	—	573	25,777

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL
A reconciliation of the changes in goodwill is depicted below:

	December 31,	December 31,
	2005	2004

Beginning balance	1,027,461	1,031,904
Use of net operating losses acquired in business combinations (Note 13)	(14,917)	(4,443)

	1,012,544	1,027,461

6.	OTHER INTANGIBLE ASSETS

	Network	Trade		Customer
	User Rights	Name	Software	Lists	Other	Total

Cost
At January 1, 2004	120,334	121,000	58,657	67,473	29,258	396,722
Additions	16,522	—	12,063	518	4,074	33,177
Disposals	—	—	—	—	(5,576)	(5,576)

At December 31, 2004	136,856	121,000	70,720	67,991	27,756	424,323
Additions	1,311	—	34,632	—	8,859	44,802
Disposals	—	—	—	—	(23,962)	(23,962)

At December 31, 2005	138,167	121,000	105,352	67,991	12,653	445,163

Accumulated Amortization
At January 1, 2004	19,000	22,183	37,661	9,958	14,806	103,608
Charge for the year	9,685	8,067	10,928	6,540	9,788	45,008
Disposals	—	—	—	—	(5,069)	(5,069)

At December 31, 2004	28,685	30,250	48,589	16,498	19,525	143,547
Charge for the year	10,343	8,067	13,720	6,532	8,570	47,232
Disposals	—	—	—	—	(23,963)	(23,963)

At December 31, 2005	39,028	38,317	62,309	23,030	4,132	166,816

Carrying Amount
At December 31, 2005	99,139	82,683	43,043	44,961	8,521	278,347

At December 31, 2004	108,171	90,750	22,131	51,493	8,231	280,776

The Company’s intangible assets other than goodwill each have a finite life and are comprised primarily of network user rights, trade name, software development and acquisition costs, customer lists, broadcasting rights and contracts with suppliers. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the estimated useful lives of its finite intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.
Primarily in connection with the acquisitions of Telenet Holding NV (“Telenet Holding”) in March 2001 and the Canal+ acquisition in December 2003, certain identifiable intangible assets, including customer lists, broadcasting rights, supply contracts and the “Telenet” trade name, were recorded separate from goodwill. Customer lists reflect €53,000 relating to the estimated value of the customers with access to the Combined Network at the time of the acquisition of Telenet Holding and €14,991 relating to the estimated value of the

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subscriber base of Canal+ at the time of its acquisition. Supply contracts were assigned a value of €2,125 based on the estimated value of the agreements Canal+ had with major content providers at the time of the acquisition. Broadcasting rights were valued at €12,435 at the time of the Canal+ acquisition and additions are recorded when the value of the contract is reasonably determinable upon signing. The trade name recognized in intangible assets relates to the “Telenet” trade name acquired in the 2001 acquisition of Telenet Holding. Fair market valuations of acquired intangible assets were performed for these and other acquisitions made by the Company. The identified intangible assets are amortized on a straight line basis over 3 to 20 years.

7.	TRADE RECEIVABLES

	December 31,	December 31,
	2005	2004

Trade receivables	117,771	100,331
Less: provision for impairment of receivables	(19,094)	(15,544)

Trade receivables, net	98,677	84,787

The Company recognised a loss of €4,520 and €7,941 for the impairment of its trade receivables during the years ended December 31, 2005 and 2004, respectively. The loss has been included in cost of services provided in the income statement. There is no concentration of credit risk with respect to trade receivables, as the Company has a large number of customers.

8.	OTHER CURRENT ASSETS

	December 31,	December 31,
	2005	2004

Prepaid taxes and VAT	1,190	4,168
Inventory	8,212	—
Receivable from Electrabel	7,965	8,039
Miscellaneous receivables	3,705	3,582
Prepaid content	2,270	2,125
Prepayments	3,111	2,889
Other	215	47

	26,668	20,850

9.	CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2005	2004

Cash at bank and on hand	11,422	13,082
Commercial paper	159,664	—
Certificates of deposit	39,273	132,106

	210,359	145,188

The Company holds commercial paper with a weighted average interest rate of 2.31% (2004: 2.1%) and an average maturity of 32 days (2004: 61 days). The certificates of deposit have a weighted average interest rate of 2.3% (2004: 2.1%) and an average maturity of 9 days (2004: 13 days).

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SHAREHOLDERS’ EQUITY
Following the end of the Employee Offering on October 21, 2005 and the expiration of the Over Allotment Period relating to the Secondary Offering on November 9, 2005, the shareholders are as follows:

	Number of	Percentage of
Name of Shareholder	Shares	Shares

Liberty Global Consortium(1)	21,542,474	21.5%
Mixed Intercommunales(2)	16,187,545	16.1%
GIMV NV(3)	4,003,794	4.0%
Financial Consortium(4)	9,711,089	9.7%
Pure Intercommunales/ Interkabel Vlaanderen CVBA(5)	4,163,190	4.2%
Electrabel	91,909	0.1%
Suez Connect(6)	360,000	0.4%
Other(7)	258,226	0.2%
Free Float (arising from Primary and Secondary Offerings)	43,886,626	43.8%

Total	100,204,853	100.0%

(1)	The Liberty Global Consortium (formerly known as the “Cable Partners Consortium”) includes two entities controlled by Belgian Cable Investors (“BCI”), InvestCo Belgian Cable 1 S.à R.L. and InvestCo Belgian Cable 2 S.à R.L and Chellomedia Investments BV. BCI is ultimately controlled by Liberty Global, Inc., Evercore Capital Partners Cayman L.P., Evercore Capital Partners (NQ) Cayman L.P., Evercore Capital Offshore Partners Cayman L.P. and Evercore Co-Investment Partnership Cayman L.P. are also members of the consortium (collectively, “Evercore”). Additional members of the consortium are CDP Capital Communications Belgique Inc., a private investment subsidiary of the Caisse de dépôt et placement du Quebec (“CDPQ”) and MLPE.

(2)	The ten Mixed Intercommunales (“MICs”) are Intercommunale Maatschappij voor Gas en Electriciteit van het Westen, Intercommunale Maatschappij voor Energievoorziening Antwerpen, Intercommunale Vereniging voor Energieleveringen in Midden-Vlaanderen, Intercommunale Maatschappij voor Televisiedistributie, Intercommunale Vereniging voor de Energiedistributie in de Kempen en het Antwerpse, IVERLEK, Intercommunale Maatschappij voor Televisiedistributie in het Gebied van Kempen en Polder, Intercommunale Maatschappij voor Televisiedistributie op de Linker Schelde-Oever, Intercommunale Maatschappij voor Televisiedistributie in Oost-Vlaanderen and Intercommunale Maatschappij voor Televisiedistributie in West-Vlaanderen.

(3)	GIMV NV owns these shares together with its affiliates Adviesbeheer GIMV Information & Communication Technology NV, V.I.M NV and Gimfin NV.

(4)	The “Financial Consortium” is composed of the following regional financial institutions: Finstrad NV, Gevaert NV, Ibel NV, KBC Private Equity NV and Sofinim NV. In its role as an arranger under the Senior Credit Facility, KBC Bank NV directly holds 47,154 shares.

(5)	The four PICs are Provinciale Intercommunale Electriciteitsmaatschappij van Limburg, Intercommunale voor Teledistributie van het Gewest Antwerpen, West-Vlaamse Energie- en Teledistributiemaatschappij and Provinciale Brabantse Energiemaatschappij. The PICs hold their shares through Interkabel Vlaanderen CVBA (“Interkabel”), which is an entity controlled by the PICs.

(6)	On December 9, 2003, pursuant to the acquisition of Telenet Solutions and its subsidiaries, 360,000 shares of Telenet Group Holding were issued to Suez Connect SA.

(7)	Includes the 14,269 shares that were issued under the Employee Offering.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Telenet Group Holding currently has the following shares outstanding, all of which are treated as one class in the loss per share calculation:

•	98,039,912 ordinary shares;

•	2,164,911 dispreference shares that are held by Interkabel and the Liberty Global Consortium, which have the same rights as the ordinary shares except that they are subject to an €8.02 liquidation dispreference, such that in any liquidation of Telenet Group Holding the dispreference shares would only participate in the portion of the proceeds of the liquidation that exceeded €8.02 per share. Dispreference shares may be converted into ordinary shares at a rate of 1.04 to 1; and

•	30 Golden shares held by the mixed intercommunales, which have the same rights as the ordinary shares and which also give their holders the right to appoint representatives to the Regulatory Board, which oversees the public interest guarantees related to our offering of digital television.
In December 2004, Cable Partners Europe sold a majority controlling interest in its subsidiary CAHB to an entity controlled by Liberty Media International. Prior to this transaction, CAHB was the controlling shareholder of the Cable Partners Consortium, which represented 21.4% of the shares. Following the transaction, CAHB was renamed Belgian Cable Investors LLC and the CAHB subsidiaries Callahan Associates Belgium 1 S.à R.L. and Callahan Associates Belgium 2 S.à R.L. were renamed InvestCo Belgian Cable 1 S.à R.L. and InvestCo Belgian Cable 2 S.à R.L. respectively. Together with the other shareholders in InvestCo Belgian Cable 1 S.à R.L. and InvestCo Belgian Cable 2 S.à R.L., and with the interest in Telenet Group Holding owned directly by Chellomedia Investments BV and several affiliates of Evercore Partners, Inc. (together, “InvestCo Belgian Cable”), Belgian Cable Investors LLC controls 21.5% of the shares as majority shareholder of the Liberty Global Consortium.

Employee Stock Based Compensation

1999 and 1998 Plans
On November 23, 1999 (the “1999 Plan”) and November 25, 1998 (the “1998 Plan”), Telenet Holding granted options to certain employees to purchase 77,500 and 42,250 of its shares, respectively, at an exercise price of €24.79 per share for these purposes. Options were fully vested in January 2003 for the 1999 Plan and March 2002 for the 1998 Plan, and can be exercised annually through 2009 and 2008, respectively, in the months March, June, September and December, with the exception of the last exercise period that runs from November 1 to November 30.
In October 2001, the holders of options were granted the contractual right pursuant to which they were entitled to sell 55% of the Telenet Holding shares, which they obtained upon the exercise of the options, to CAI Belgium at the fair value of such shares at the time of exercise of the put option. Also in October 2001, following the restructuring of the Company, Telenet Holding, on behalf of Telenet Group Holding, granted to the option holders an additional contractual right to convert shares, which they obtain upon the exercise of options to purchase Telenet Holding shares, to Telenet Group Holding shares. The exchange ratio will reflect the fair market valuation of Telenet Holding and Telenet Group Holding at the time of the exchange. These contractual rights can be exercised within a period of one month after the exercise of the options and will expire upon the maturity of the 1998 and 1999 plans.
On September 29, 2005, in anticipation of the Offering, the Company requested the holders of the remaining 44,390 options under the 1999 and 1998 Plans to exercise their outstanding options and offered to either sell the Telenet Holding shares they received from the exercise of the options to Telenet Bidco for cash or to convert them into shares of Telenet Group Holding. All the option holders exercised their remaining Telenet Holding options and sold their Telenet Holding Shares to Telenet Bidco for €50 per share plus an additional amount contingent upon the closing share price for the Company on the first day of trading on Euronext. The

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company paid the option holders €1,120 in September 2005 and an additional amount of €324 in October 2005 for the contingent consideration.

Class A and Class B Options
In August 2004, the Company granted 1,500,000 Class A Options to certain members of management to subscribe to 1,500,000 Class A Profit Certificates (“Class A Options”). Except for 506,712 Class A Options that vested immediately upon grant, the vesting period of the Class A Options extends to a maximum to 40 months and can be exercised through June 2009. The fair value of the Class A Options was determined on the date of grant to be €8.46 using the Black-Scholes option-pricing model with the following assumptions: annual Euro swap interest rate for each respective expiration date, expected life of 4.9 years, a dividend yield of 0.0% and volatility of 24%.
In December 2004, the Company offered 1,251,000 of the 1,350,000 authorized Class B Options to certain members of management to subscribe to 1,251,000 Class B Profit Certificates (“Class B Options”). Of the 1,251,000 Class B Options offered by the Company, 1,083,000 were accepted in February 2005. The remaining 267,000 Class B Options were cancelled on September 20, 2005. Except for 105,375 Class B Options that vested immediately upon grant, the Class B Options vest over 4 years and can be exercised through December 2009. The fair value of the Class B Options was determined on the date of grant to be €5.12 using the Black-Scholes option-pricing model with the following assumptions: annual Euro swap interest rate for each respective expiration date, expected life of 4.9 years, a dividend yield of 0.0% and volatility of 20%.
The Class A and the Class B Options must be exercised in multiples of three, giving the right to acquire three Class A Profit Certificates for payment of €20 or three Class B Profit Certificates for payment of €25. The Class A and Class B Profit Certificates are exchangeable into shares of the Company on a one for one basis, subject to certain conditions being met. Upon exercise, these profit certificates give the holders the right to receive dividends equal to dividends distributed, if any, to the holders of the Company’s shares.
In the case of an initial public offering or a change of control, the vesting for half of the remaining non-vested Class A Options would be brought forward to the date of the offering or change in control. In contemplation of the IPO, the Board of Directors decided at its September 2, 2005 meeting to accelerate the vesting of 121,968 Class B Options, contingent upon the closing of the IPO which occurred on October 11, 2005. The terms and conditions of the certificates as originally granted did not provide for such accelerated vesting but allowed the Board of Directors the possibility of accelerating vesting subsequent to the date of the grant. As a result of this modification, additional compensation expense of €576 was incurred in October 2005 based on the increase in the intrinsic value of the Class A Option from the date of grant. The remaining non-vested Class A and Class B Options will vest over the remaining original vesting periods.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Plans
A summary of the activity of the Company’s stock options for the years ended December 31, 2005 and 2004 is as follows:

	Outstanding Options

	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2004	44,390	24.79
Class A Options granted	1,500,000	6.67

Balance December 31, 2004	1,544,390	7.19
Class B Options granted	1,083,000	8.33
1998 Plan & 1999 Plan options exercised	(44,390)	24.79
Class B options exercised	(62,877)	8.33

Balance December 31, 2005	2,520,123	7.34

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

			Weighted
			Average	Weighted
	Number of Options	Number of Options	Remaining	Average
	Outstanding	Exercisable	Contractual Life	Exercise Price

				(In euros)
Class A Options	1,500,000	1,395,807	42 months	6.67
Class B Options	1,020,123	461,892	48 months	8.33

Warrants

Subordinated Debt Warrants
The Company has 3,426,000 subordinated debt warrants outstanding (the “Subordinated Debt Warrants”). Of these, 2,960,000 warrants relate to warrants that had previously been issued to the Cable Partners Consortium, GIMV, the Financial Consortium and the MICs and whose terms where restated and amended in conjunction with the December 2003 issuance of the Senior Notes and the Senior Discount Notes, and the modification of the Senior Credit Facility (the “Refinancing”). The remaining 466,000 Subordinated Debt Warrants were issued to GIMV and the Financial Consortium in connection with the Refinancing in 2003.
Each Subordinated Debt Warrant entitles the holder thereof to three shares of Telenet Group Holding upon payment of an exercise price of €40. Alternatively, holders may opt for a “cashless” exercise of the Subordinated Debt Warrants. In such a case, they will be entitled to acquire a reduced number of shares of Telenet Group Holding, using the value of their warrants (measured by the market value of the shares of Telenet Group Holding at the time of exercise, less the exercise price of the warrants) to acquire shares of Telenet Group Holding at their market value. The warrants can be exercised at any time during the exercise period ending on August 9, 2009.

Bank Warrants
In conjunction with the Senior Credit Facility obtained in July 2002, the Company issued in August 2002 a total of 100,000 detachable warrants, which vested immediately upon issuance. Until the expiration date in August 2007, these warrants gave the holders the right to purchase a number of the Company’s ordinary shares for €0.01 per warrant. The number of shares would only be known at the exercise date as it was

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ultimately based on the number of outstanding shares at August 9, 2002, adjusted by various factors, including additions for shares issued upon the exercise of other warrants.
These warrants are no longer held by the lenders and all but 15,714 have been cancelled. The remaining 15,714 warrants were transferred as part of the settlement of the subordinated shareholder debts that were repaid on December 22, 2003. On August 24, 2005, the Company’s Chief Executive Officer exercised the 15,714 Bank Warrants acquired in 2004 at a price of €0.01 per 21 shares, and, as a result, acquired 329,994 shares.

11.	DEBT AND OTHER FINANCING

	December 31,	December 31,
	2005	2004

Senior Credit Facility:
Tranche A	218,880	314,045
Tranche B	11,120	15,955
Tranche C2	—	110,000
Tranche E	405,000	300,000
Senior Notes	493,175	500,000
Senior Discount Notes(1)	220,861	263,150
Clientele Fee	42,379	43,748
Annuity Fee	53,822	57,281
Finance lease obligations	26,497	27,350

	1,471,734	1,631,529
Plus: accrued interest	17,830	13,080
Less: deferred financing fees	(44,650)	(63,845)

	1,444,914	1,580,764
Less: current portion	(156,129)	(20,009)

Total long-term debt	1,288,785	1,560,755

(1)	Accreted balance of the Senior Discount Notes, converted to Euros on December 31, 2005 and 2004 at the accounting rate of $1.1797 to €1.00 and $1.3621 to €1.00, respectively.
The Company’s debt is denominated in Euros with the exception of the Senior Discount Note which is denominated in U.S. Dollars. Fixed interest rates applied to 48.5% of the total financial debt (2004: 46.8%). The weighted average interest rate at year end was 9.77% on fixed interest rate loans (2004: 9.86%) and 4.83% on floating interest rate loans (2004: 5.34%).

Senior Notes
On December 22, 2003, Telenet Communication issued Senior Notes with a principal amount of €500,000, receiving net proceeds of €482,310. Interest on the notes is payable semi-annually at an annual rate of 9%. The notes do not have required principal repayments prior to maturity on December 15, 2013.
Telenet Communications initiated an offer for €125,522 of principal and accrued interest of its Senior Notes on November 30, 2005. Under the terms of the offer, which closed in January 2006, Telenet Communications redeemed €124,773 of principal of the Senior Notes plus accrued interest of €749, and paid a 9.0% redemption premium of €11,230, resulting in a total payment to holders of the Senior Notes of €136,752.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Discount Notes
On December 22, 2003, the Company issued Senior Discount Notes at 57.298% of par value with a principal amount at maturity of $558,000 (or €450,654 using the exchange rate obtained upon the issuance of $1.2382 per €1.00), receiving net proceeds of €242,527. Interest on the notes started accreting from December 22, 2003 at an annual rate of 11.5%, compounded semi-annually. Semi-annual interest payments commence on June 15, 2009 and continue through June 15, 2014. There are no required principal repayments prior to maturity.
In connection with the issuance of the Senior Discount Notes, the Company entered into a registration rights agreement pursuant to which it undertook to either complete a registered exchange offer (or, if required, cause a shelf registration statement to become effective) with respect to the Senior Discount Notes by June 30, 2005, or to pay in cash liquidated damages at a rate equal to 1% per annum of the accreted value of the Senior Discount Notes until December 31, 2005. The accreted value of the Senior Discount notes as of June 30, 2005 was $379 million.
Because the Company has not completed a registered exchange offer (or caused a shelf registration statement to become effective) with respect to the Senior Discount Notes as of June 30, 2005, it paid liquidated damages of $1,150 (or €973) to holders of the Senior Discount Notes on December 15, 2005. Under the terms of the registration rights agreement, the obligation to pay liquidated damages will continue until the earlier of the date that (i) a registered exchange offer is completed with respect to the Senior Discount Notes, (ii) a shelf registration statement, if requirement under the registration rights agreement, is declared effective by the SEC, or (iii) the period referred to in Rule 144(k) under the Securities Act expires with respect to the Discount Notes.
On October 17, 2005, Telenet Group Holding initiated an offer for up to 35% of the accreted value of its Senior Discount Notes, as calculated under the terms of the indenture governing such notes, including an adjustment for amounts redeemed under the Change of Control Offer for the Senior Discount Notes, described below, such that not less than 65% of the Senior Discount Notes remains outstanding. Under the terms of the offer, which closed on November 23, 2005, Telenet Group Holding redeemed Senior Discount Notes with an accreted value of $136,171 (€115,233), representing 34.6% of $393,743 (€465,286), the total accreted value of the Senior Discount Notes as of such date, and paid an 11.5% redemption premium of $15,660 (€13,252). In addition, Telenet Group Holding paid $552 (€467) in accrued liquidated damages with respect to the redeemed Senior Discount Notes. The redemption cost associated with this exercise was recorded as an increase in interest expense in the fourth quarter of 2005.

Change of Control Offers for the Telenet Group Holding Senior Discount Notes and Telenet Communications Senior Notes
Certain of the Company’s shareholders entered into an agreement on October 14, 2005 which, among other matters, amended certain governance terms. The Company concluded that these changes resulted in a Change of Control within the definitions of the relevant indentures. Therefore, on October 17, 2005, Telenet Group Holding and Telenet Communications initiated change of control offers for the full accreted value and outstanding principal amount of Senior Discount Notes and Senior Notes, respectively (the “Change of Control Offers”). As per the terms of the indentures governing the Senior Discount Notes and Senior Notes, the Change of Control Offers were made at 101% of accreted value and outstanding principal amount, respectively. The Change of Control Offers expired on November 18, 2005, at which time $2,523 (€2,135) of face value at redemption of the Senior Discount Notes and €6,825 of the Senior Notes were tendered for redemption and settled during November 2005 together with accreted or accrued interest, as appropriate, the 1% redemption premium and the accrued liquidated damages in respect of the Senior Discount Notes. Pursuant to the Change of Control Offers, the total cost of the Senior Discount Notes purchased was $2,559 (€2,165) and the total cost of the Senior Notes purchased was €7,165.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility
The Company has a senior secured facility currently providing up to €835,000 in committed financing from a syndicate of lenders and in various tranches (the “Senior Credit Facility”). A further €150,000 in uncommitted senior secured facilities has also been obtained by the Company. Since the date that the Senior Credit Facility was originally signed in July 2002, the Company has amended the terms and structure and made partial prepayments of the Senior Credit Facility in line with its requirements and its evolving credit profile.
In March 2004, the Company prepaid €100,000 of the Senior Credit Facility using proceeds of the Senior Notes issued on December 22, 2003. On March 31, 2005, as part of a series of amendments to its Senior Credit Facility, the Company paid €210,000 to partially reduce the outstanding principal of Tranches A and B and to fully repay the outstanding principal of Tranche C2, while at the same time drawing €105,000 under Tranche E, resulting in a net prepayment of €105,000 under the Senior Credit Facility. The Company cancelled Tranche C2, including its undrawn balance, and increased the available committed revolving credit facility under Tranche D from €100,000 to €200,000, resulting in an increase in undrawn commitments under the Senior Credit Facility from €140,000 to €200,000. In addition, the Company obtained an uncommitted acquisition and liquidity facility of €150,000, Tranche C, from the senior lenders and reduced the margins applicable for Tranches A, B, D and E. As a result of these amendments, the Company wrote off €6,799 of debt issuance cost related to the Senior Credit Facility in the first quarter of 2005 and capitalized new debt issuance costs for an amount of €1,497.
As of December 31, 2005, the major terms and conditions of the various committed tranches of the Senior Credit Facility were as follows:

•	Tranche A: The Tranche A facility provides for an amortizing term loan and guarantee facility expiring in 2009 for an amount of up to €218,880 (2004: €314,045). Amounts under the facility bear interest at Euribor plus a margin of 2.50% as of December 31, 2004 and 3% from January 1, 2005. This margin decreases over time to the extent that the Company’s leverage is reduced.

•	Tranche B: The Tranche B facility provides for an amortizing revolving credit facility, expiring in 2009, of up to €11,121 (2004: €15,955). Amounts under the facility bear interest at Euribor plus a margin of up to 2.50% as of December 31, 2004 and up to 3% from January 1, 2005. This margin decreases over time to the extent that the Company’s leverage is reduced.

•	Tranche C2: Tranche C2 was a non-amortizing term loan with a principal amount of €150,000 which matures in 2010. Amounts under the Tranche C2 facility incurred interest at Euribor plus a margin of up to 3.75% (2004: 3.75%). The outstanding principal under this facility was fully repaid on March 31, 2005.

•	Tranche D: The Tranche D facility provides for a revolving credit facility, expiring in 2009, of €200,000. Amounts under the facility bear interest at Euribor plus a margin of up to 3.50% (2004: 3.50%). This margin decreases over time to the extent that the Company’s leverage is reduced. On March 31, 2005, the company increased the Tranche D facility from €100,000 to €200,000. A commitment fee of 0.75% is payable on the undrawn balance of Tranche D. As of December 31, 2005, the undrawn availability was €200,000 (2004: €100,000).

•	Tranche E: The Tranche E facility provides for a non-amortizing term loan, expiring in 2011, of €405,000. Amounts under the facility bear interest at Euribor plus a margin of 2.50% (2004: 3.25%). On March 31, 2005 the Company increased the Tranche E facility from €300,000 to €405,000 and the Company drew €105,000 under the Tranche E facility to repay €105,000 under the Tranche C2 facility. As of December 31, 2005 and 2004, this facility was fully drawn.
No commitment fees are payable in respect of Tranches A, B and E. The Senior Credit Facility contains representations and warranties, covenants, information requirements, events of default and financial covenants.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The availability of the undrawn credit facilities is subject to meeting certain covenant and access tests. The financial covenants, which are tested on a quarterly basis, measure performance against, among others, standards for leverage, debt service coverage, revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). As part of the 2005 amendment to the Senior Credit Facility, the financial covenants are based on IFRSs as adopted by the EU. Additionally, the agreements contain provisions requiring mandatory loan prepayments under specific circumstances. As of December 31, 2005 and 2004, the Company was in compliance with all of its financial covenants.

Clientele and Annuity Agreements
In 1996, the Company entered into a Clientele Agreement and an Annuity Agreement with the Pure Intercommunale Companies (“PICs”), through Interkabel Vlaanderen CVBA (“Interkabel”), which is a related party of the Company.
The clientele fee payable under the Clientele Agreement is payable by the Company in return for access to the cable network customer database owned and controlled by the PICs. The clientele fee is payable as long as the Company maintains its usage rights to the cable network, and is adjusted periodically depending on the level of inflation. Such payments allow the PICs to recover part of their historical investment to upgrade the original cable network to allow for two-way communication (the “HFC Upgrade”).
The present value of the clientele fee payments over the first 20 years (being the life of the longest lived assets that are part of the HFC Upgrade) has been accounted for as network user rights under intangible assets, and is amortized over 10 or 20 years depending on the useful life of the underlying assets that make up the HFC Upgrade.
In accordance with the terms of the Annuity Agreement, the PICs charge an annuity fee, which in substance covers the remaining 60% of the cost of the HFC Upgrade incurred by the PICs, to the Company. Payments under the Annuity Agreement are due over a period of 10 or 20 years, depending on the useful life of the underlying assets that make up the HFC Upgrade incurred by the PICs. The present value of the future payments under the Annuity Agreement has been capitalized as network user rights under intangible assets, and is amortized over 10 or 20 years depending on the useful life of the underlying assets that make up the HFC Upgrade.

Finance Lease Obligations

			Present Value of Minimum
	Minimum Lease Payments		Lease Payments

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Within one year	2,159	1,902	1,184	943
In the second to fifth years, inclusive	11,509	10,342	8,223	6,989
Thereafter	22,090	24,993	17,090	19,418

Total minimum lease payments	35,758	37,237	26,497	27,350
Less: future finance charges	(9,261)	(9,887)	—	—

Present value of lease obligations	26,497	27,350	26,497	27,350

Less: amount due for settlement within 12 months			(1,184)	(943)

Amount due for settlement after 12 months			25,313	26,407

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company leases certain assets under finance leases including buildings, head-ends and certain vehicles with average lease terms of 12, 20 and 5 years, respectively. Leases of head-ends include the equipment used to receive signals of various devices. These devices are used, among other things, to transmit data, telephony and television signals. For the year ended December 31, 2005, the average effective borrowing rate was 3.76% (2004: 3.56%). Interest rates are fixed at the contract date. All leases are on a fixed repayment basis and no arrangements have been entered into for contingent rental payments. The Company’s obligations under finance leases are secured by the lessors’ title to the leased assets.

Repayment Schedule
Aggregate future principal payments on the total borrowings under all of the Company’s debt agreements other than finance leases, based on contractual repayment schedules, are as follows:

	December 31,	December 31,
	2005	2004

On demand or within one year	12,342	5,986
In the second year	51,725	14,773
In the third year	52,166	71,090
In the fourth year	52,485	71,527
In the fifth year	52,199	71,841
After five years	1,224,321	1,368,962

	1,445,238	1,604,179

Guarantees
Obligations under the Senior Notes, Senior Discount Notes and the Senior Credit Facility are guaranteed and cross-guaranteed by certain subsidiaries of Telenet Group Holding. The obligations are also secured by mortgages and by pledges of certain equity interests, material contracts, and other rights and claims held by certain of Telenet Group Holding’s subsidiaries including, on a consolidated basis, property and equipment of €943,919, intangible assets of €278,347, trade receivables of €98,409 and other current assets of €97,894.

12.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company seeks to reduce its foreign currency exposure through a policy of matching, to the extent possible, assets and liabilities denominated in foreign currencies. In addition, the Company uses certain derivative financial instruments in order to manage its exposure to exchange rate and interest rate fluctuations arising from its operations and funding. The Company has identified certain foreign exchange forward contracts, interest rate swaps, caps and collars as cash flow hedges and has determined that it has no significant embedded derivative instruments that are required to be bifurcated and measured at fair value. The Company is also exposed to certain credit risks.

Foreign Currency Cash Flow Hedges
In order to hedge the foreign exchange exposure resulting from the issuance of U.S. dollar-denominated Senior Discount Notes, the Company purchased a series of foreign exchange forward contracts for a total nominal amount of $558,000, which is the fully accreted value of the Senior Discount Notes as of December 15, 2008 (the “Full Accretion Date”).
On November 23, 2005, the Company used the proceeds of the sale of new shares in the primary offering to redeem 35% of the accreted value of Telenet Group Holding’s Senior Discount Notes, representing €117,368 in principal (resulting in a total redemption amount of €131,118 including the repurchase premium, accrued

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest, accrued liquidated damages and based on the transaction exchange rate of U.S. $1.1817 per euro). The redemption reduced the outstanding accreted value on that date from $396,264 to $257,571. The fully accreted value of the Senior Discount Notes as of the Full Accretion Date decreased to $362,700.
In order to align the total nominal amount of the foreign exchange forward contracts with the outstanding debt on the Full Accretion Date, the Company has unwound a portion of these contracts on the early redemption date. The termination of the contracts resulted in a settlement cost of €4,955.
The hedging instrument in this hedging relationship is the spot value of the foreign exchange forward contracts, as defined by the difference between the spot rate at inception and the closing spot rate. The risk being hedged is the variability of the Euro-equivalent cash flows related to: (i) the anticipated fully accreted amount of the Senior Discount Notes as of the Full Accretion Date, and (ii) the estimated early redemption amount.
Hedge effectiveness is assessed periodically, based on the U.S. dollar spot rate, comparing the change in spot value of the foreign exchange forward contracts with the change in anticipated Euro-equivalent cash flows upon the future repayment of the fully accreted value of the Senior Discount Notes. This implies that the impact of ineffectiveness, together with changes in the fair value of the forward points on the foreign exchange forward contracts, will be recorded directly through earnings.
As of December 31, 2005 and December 31, 2004, outstanding foreign exchange forward contracts that qualified as cash flow hedges were as follows:

	December 31,	December 31,
	2005	2004

Forward purchase contracts
Notional amount in U.S. dollars	$362,700	$558,000
Weighted average contract price (U.S. dollars per Euro)	1.1930	1.1968
Maturity	December 15, 2008	December 15, 2008

Foreign Exchange Risk Related to Operations
The Company has used forward and option contracts in order to limit its exposure to the U.S. dollar fluctuations against the Euro for transactions that are part of daily operations. These derivatives are economic hedges but have not been accounted for as cash flow hedges.
Derivative financial instruments covering operational foreign exchange risk exposure as of December 31, 2005 and December 31, 2004 were as follows:

	December 31,	December 31,
	2005	2004

Option contracts
Notional amount in U.S. dollars	$17,500	$8,000
Weighted average strike price (U.S. dollars per Euro)	1.17	1.27
Maturity	From January to July 2006	From January to July 2005

Interest Rate Risk Cash Flow Hedges
The Company has entered into interest rate swaps, caps and collars designed to hedge the interest rate exposure associated with various floating rate debts. The differential between the fixed rate of the swap, or the strike of the option, and the floating interest rate multiplied by the notional amount of the contract is the gain

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or loss of the contract. This gain or loss is included in interest expense in the period for which the interest rate exposure was hedged if the hedge is deemed to be effective.
Interest rate swaps qualifying for cash flow hedge accounting have been designated as hedging instruments in their entirety. The time value of cap and collar contracts has been excluded from the designation. Hedge effectiveness is determined using the hypothetical derivative method. Cumulative changes in the fair value of the hedging instrument are compared to cumulative changes in the fair value of the hypothetical derivative.
When the Company determines that a derivative is not highly effective as a hedging instrument, hedge accounting is discontinued prospectively. Consequently, amounts accumulated in other comprehensive income are transferred to earnings in the same periods during which the hedged forecasted transaction affects earnings. When hedge accounting is discontinued because it is no longer expected that a forecasted transaction will occur, the Company immediately reclassifies amounts accumulated in other comprehensive income to earnings.
During 2005, interest rate swaps for a total notional amount of €341,756 were disqualified as hedging instruments since the hedges were assessed to be no longer highly effective. The impact on hedging reserves of these disqualifications is quantified in the summary table below.
As of December 31, 2005 and December 31, 2004, the outstanding contracts were as follows:

	December 31, 2005	December 31, 2004

Interest rate swaps
Notional amount	180,762	472,312
Average pay interest rate	4.78%	4.3%
Average receive interest rate	2.4%	2.1%
Maturity	From 2008 to 2011	From 2005 to 2011
Caps
Notional amount	59,504	738,138
Average cap interest rate	4.4%	4.0%
Maturity	From 2009 to 2017	From 2005 to 2017
Collars
Notional amount	450,000	450,000
Average floor interest rate	2.5%	2.5%
Average cap interest rate	5.4%	5.4%
Maturity	From 2009 to 2011	From 2009 to 2012

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary
The cumulative impact of the all of the derivative instruments described above has been allocated between hedging reserves and earnings as follows:

	Fair Value	Hedging Reserves	Earnings

January 1, 2004	(30,778)	(1,765)	(29,013)
Change in fair value of foreign exchange forward contracts	(44,660)	(36,881)	(7,779)
Change in fair value of foreign exchange forward contracts reclassified into earnings	—	23,973	(23,973)
Change in fair value of foreign exchange option contracts	94	—	94
Change in fair value of interest rate derivatives prior to hedge inception	12,166	—	12,166
Change in fair value of interest rate derivatives after hedge inception	(17,956)	(11,954)	(6,002)

December 31, 2004	(81,134)	(26,627)	(54,507)
Change in fair value of foreign exchange forward contracts	51,576	62,161	(15,540)
Change in fair value of foreign exchange forward contracts reclassified into earnings	—	(43,403)	43,403
Change in fair value of foreign exchange option contracts	251	—	251
Change in fair value of interest rate derivatives qualifying for hedge accounting	252	(70)	322
Change in fair value of interest rate derivatives not qualifying for hedge accounting	6,383	—	6,383
Amortization of the change in fair value of interest rate derivatives frozen upon discontinuance of hedge accounting	—	9,017	(9,017)

December 31, 2005	(22,672)	1,078	(28,705)

The difference between the cumulative change in fair value of the derivative instruments and the cumulative amounts booked in the hedging reserve and earnings amounts to €4,955. This corresponds to the settlement of foreign exchange forward contracts as described in detail above.

Credit Risk
Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate.
The largest share of the gross assets subject to credit risk is accounts receivable from residential and small commercial customers located throughout Belgium. The risk of material loss from nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience.
With regards to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with highly rated European and U.S. financial institutions.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair market value
The carrying amounts and related estimated fair values of the Company’s significant financial instruments were as follows:

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt (including short-term maturities)	(1,471,734)	(1,558,466)	(1,631,529)	(1,741,770)

Foreign exchange forwards	(10,904)	(10,904)	(62,480)	(62,480)
Foreign exchange options	27	27	(224)	(224)
Interest rate swaps	(7,994)	(7,994)	(14,194)	(14,194)
Caps	(718)	(718)	(623)	(623)
Collars	(3,083)	(3,083)	(3,613)	(3,613)

Total derivative instruments	(22,672)	(22,672)	(81,134)	(81,134)

Total	(1,494,406)	(1,581,138)	(1,712,663)	(1,822,904)

The fair values of interest rate swaps and foreign exchange forwards are calculated by the Company based on swap curves flat, without extra credit spreads. Confirmations of the fair values received from the contractual counterparties, which are all commercial banks, are used to validate the internal calculations. The fair value of derivative instruments containing option-related features is determined by commercial banks and is validated by management.
The fair values of our long-term debt instruments are derived as the lesser of either the call price of the relevant instrument or the market value as determined by quoted market prices at each measurement date, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities and with similar credit risk to the appropriate measurement date.
The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.
Management has applied its judgement in using market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

13.	DEFERRED TAXES
Telenet Group Holding and its consolidated subsidiaries each file separate tax returns in accordance with Belgian tax laws. For financial reporting purposes, Telenet Group Holding and its subsidiaries calculate their respective tax assets and liabilities on a separate-return basis. These assets and liabilities are combined in the accompanying consolidated financial statements.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of significant temporary differences and tax loss carry-forwards are presented below:

	December 31,	December 31,
	2005	2004

Deferred income tax assets
Financial instruments	12,251	9,800
Provision for impairment of receivables	5,929	2,156
Other	—	125
Tax loss carry-forwards	307,349	358,997

Total deferred tax assets	325,529	371,078

Deferred income tax liabilities
Property and equipment	1,448	5,299
Other	420	—

Total deferred tax liabilities	1,868	5,299

Net deferred income tax assets	323,661	365,779

Net deferred income tax recognized in the balance sheet	—	—

As of December 31, 2005, Telenet Group Holding and its subsidiaries had available combined cumulative tax loss carry-forwards of €672,617 (2004: €1,056,185). Under current Belgian tax laws, these loss carry-forwards have an indefinite life and may be used to offset the future taxable income of Telenet Group Holding and its subsidiaries. As Telenet Group Holding and virtually all of its subsidiaries have never realized any substantial taxable profits, no net deferred tax asset has been recognized.
Two subsidiaries acquired in a previous business combination made taxable profits of €37,135 (2004: €11,060) during the year and utilized tax loss carryforwards which had not been previously recognized as deferred tax assets. The utilization of tax losses carried forward from previous business combinations is recorded as a reduction of goodwill using the historic tax rate of 40.17% applicable at the time of the acquisition while the deferred tax asset is established using the current tax rate of 33.99%. This results in a deferred tax expense of €14,917 (2004: €4,443). Available tax loss carry-forwards were reduced by €381,689 during 2005 as a result of taxable profits being recognized on permanent tax differences and adjustments related to the mergers and disallowed expenses.

14.	OTHER LIABILITIES

	December 31,	December 31,
	2005	2004

Copyright fees	11,131	18,611
Employee benefit obligations	9,868	10,170
Other	2,756	2,647

	23,755	31,428

In 2004, the Company, together with other Belgian cable operators, concluded negotiations with certain of the broadcasters and copyright collection agencies in Belgium related to the majority of the outstanding claims on copyright fees due by cable operators to the copyright collection agencies. The Company remains in litigation with smaller copyright collection agencies and broadcasters although it has reached an agreement in principle on some of the outstanding claims. The Company has accrued €22,884 (2004: €28,818) for settlement of these

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees, of which €11,753 (2004: €10,207) is considered to be short term and is recorded under accrued expenses and other current liabilities.

15.	EMPLOYEE BENEFIT PLANS
As part of the acquisition of MixtICS NV (“MixtICS”) in August 2002, the Company entered into a service and transfer agreement with Electrabel. Pursuant to this agreement, Electrabel agreed to provide certain operational services (such as installation, maintenance and call centre services) to the Company from August 9, 2002 to April 1, 2004, on which date the Electrabel employees who provided operational services to the Company were transferred to Telenet NV.
Based on management’s best estimate of the obligations assumed for the employee benefit plans upon the transfer of employees, which occurred on April 1, 2004, the Company recorded a one time charge of €2,923 in the second quarter of 2004 which was allocated between operating costs and selling, general and administrative expenses. The assumed employee benefit plans include long term service awards, health care premiums, early retirement plans, death benefits and a defined benefit pension plan, among others.
The majority of Telenet’s employees participate in defined contribution plans. By law, those plans provide an average minimum guaranteed rate of return over the employee’s career equal to 3.75% on employee contributions and 3.25% on employer contributions paid as from January 1, 2004 onwards. Since the actual rates of return have been significantly higher, no provisions have been accounted for. During 2005, an amount of €1,430 was paid by the Company with respect to those plans. The accumulated plan assets amount to €11,759 at December 31, 2005. The Company has also recognized a liability of €1,591 at December 31, 2005 for long-term service awards.
The amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement
	Plans		Plans

	2005	2004	2005	2004

Present value of funded obligations	4,719	2,265	—	—
Fair value of plan assets	(1,878)	(1,462)	—	—

	2,841	803	—	—
Present value of unfunded obligations	—	—	3,471	1,855
Unrecognized net actuarial loss	(1,440)	(101)	(490)	—

Net liability in balance sheet	1,401	702	2,981	1,855

The amounts recognized in the consolidated income statements are as follows:

	Defined Benefit		Postretirement
	Plans		Plans

	2005	2004	2005	2004

Service cost	2,186	1,787	984	1,788
Interest expense	206	77	142	67
Expected return on plan assets	(74)	(53)	—	—
Actuarial losses recognized in the year	5	—	—	—

Total	2,323	1,811	1,126	1,855

Of the charge for the year, €2,825 (2004: €3,314) is included in costs of services provided in the consolidated income statement, €350 (2004: €261) is included in selling, general and administrative and €274 (2004: €91) is included in finance cost, net.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the present value of the defined benefit obligation are as follows:

	Defined Benefit		Postretirement
	Plans		Plans

	2005	2004	2005	2004

Opening defined benefit obligation	2,265	410	1,855	—
Service cost	2,186	1,787	984	1,788
Interest expense	206	77	142	67
Plan participants contributions	57	40	—	—
Actuarial loss (gain)	326	(23)	490	—
Benefits paid	(321)	(26)	—	—

Closing defined benefit obligation	4,719	2,265	3,471	1,855

Changes in the fair value of plan assets are as follows:

	Defined Benefit		Postretirement
	Plans		Plans

	2005	2004	2005	2004

Opening fair value of plan assets	1,462	317	—	—
Actual return on plan assets	74	53	—	—
Company contributions	1,625	1,142	—	—
Plan participants contributions	56	40	—	—
Actuarial (loss) gain	(1,018)	(64)	—	—
Benefits paid	(321)	(26)	—	—

Closing fair value of plan assets	1,878	1,462	—	—

The principal assumptions used for the purpose of the actuarial valuations are as follows:

	Defined		Postretirement
	Benefit Plans		Plans

	2005	2004	2005	2004

Discount rate at December 31	4.00%	4.87%	4.00%	5.00%
Rate of compensation increase	3.11%	3.13%	—	—
Expected return on plan assets	4.83%	4.92%	—	—
Underlying inflation rate	2.00%	2.00%	2.00%	2.00%
Increase of medical benefit costs	—	—	3.00%	2.50%

16.	ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

	December 31,	December 31,
	2005	2004

Customer deposits	25,451	29,261
Compensation and employee benefits	30,574	20,592
Financial instruments	2,465	8,333
VAT and withholding taxes	1,616	2,275
Copyright fees	11,753	10,207
Other current liabilities	2,270	2,950

	74,129	73,618

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	REVENUES
The Company’s revenues were comprised of:

	For the Years Ended
	December 31,

	2005	2004

Cable television:
— Basic Subscribers(1)	198,557	197,373
— Premium Subscribers(1)	51,808	58,776
— Distributors/ Other	17,211	8,817
Residential:
— Internet	231,097	192,288
— Telephony	170,293	157,213
Business	68,526	66,658

Total	737,492	681,125

Residential telephony revenue also includes interconnection fees generated by business customers.
The Company also has unearned revenues as follows:

	December 31,	December 31,
	2005	2004

Cable television:
— Basic Subscribers(1)	107,861	104,852
— Premium Subscribers(1)	3,756	7,293
— Distributors/ Other	777	—
Residential:
— Internet	8,079	6,163
— Telephony	2,062	1,440
Business	1,878	2,052

Total	124,413	121,800

Current portion	112,876	113,835

Long-term portion	11,537	7,965

Unearned revenues are generally fees prepaid by the customers and, as discussed in Note 2, are recognized in the consolidated income statement on a straight-line basis over the related service period.

(1)	Basic and premium cable television subscribers are primarily residential customers, but also include a small number of business customers.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	EXPENSES BY NATURE

	For the Years Ended
	December 31,

	2005	2004

Employee costs:
— Wages, salaries, commissions and social security costs	89,203	86,233
— Share options granted to directors and employees	2,196	1,140
— Other employee benefit costs	18,854	20,097

Employee costs	110,253	107,470
Depreciation	159,083	159,321
Amortization	39,087	35,647
Amortization of broadcasting rights	8,144	9,361
Network operating and service costs	208,386	178,934
Advertising, sales and marketing	49,402	44,226
Other costs	31,563	41,513

Total costs and expenses	605,918	576,472

The average number of full time equivalents employed by the Company during the year ended December 31, 2005 was 1,503 (2004: 1,257).

19.	FINANCE COSTS

	For the Years Ended
	December 31,

	2005	2004

Interest expense	142,676	168,397
Interest income	(3,420)	(4,552)

Interest expense, net	139,256	163,845
Net foreign exchange transaction (gains)/losses on financing transactions	40,263	(27,500)
(Gains)/losses on derivative financial instruments (Note 12)	(25,802)	25,494
Loss on extinguishment of debt	39,471	—

Finance costs, net	193,188	161,839

20.	INCOME TAX EXPENSE

	For the Years
	Ended
	December 31,

	2005	2004

Current tax expense	136	78
Deferred tax expense (Note 13)	14,917	4,443

Income tax expense	15,053	4,521

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax on the Company’s loss before tax differs from the theoretical amount that would arise using the Belgian statutory tax rate applicable to profits of the consolidated companies as follows:

	For the Years Ended
	December 31

	2005	2004

Loss before tax	(61,614)	(57,186)

Income tax benefit at the Belgian statutory rate of 33.99%	(20,943)	(19,438)
Expenses not deductible for tax purposes	20,738	9,756
Recognition of previously unrecognized acquired tax losses through goodwill at the historic Belgian statutory rate of 40.17%	14,917	4,443
Utilization of previously unrecognized tax losses	(14,929)	(3,759)
Tax losses for which no deferred income tax asset was recognised	15,270	13,519

Tax expense for the year	15,053	4,521

21.	LOSS PER SHARE
Basic loss per share is calculated by dividing the loss attributable to equity holders of the Company by the weighted average number of ordinary shares during the period. Diluted loss per share is calculated adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. During the years ended December 31, 2005 and 2004, the Company had six categories of dilutive potential ordinary shares: Class A and Class B Options, stock options under the 1999 and 1998 Plans, the Bank Warrants and the Subordinated Debt Warrants. Of these, only the Class A and Class B Options and the Subordinated Debt Warrants are still outstanding as of December 31, 2005 as the other instruments were exercised during September 2005. The effects of the dilutive potential ordinary shares were not included in the computation of diluted loss per share for the years ended December 31, 2005 and 2004 because they are anti-dilutive.

22.	COMMITMENTS AND CONTINGENCIES

Interconnection Litigation
The Company has been involved in legal proceedings with Belgacom related to the increased interconnection fees that have been charged since August 2002 to telephone operators to terminate calls made to end users on the Company’s network.
The Company obtained approval from the Belgian Institute for Postal Services and Telecommunications (“BIPT”) to increase its interconnection rates for inbound domestic calls in August 2002. Belgacom increased the tariffs charged to its telephony customers calling Telenet numbers to reflect the Company’s increased termination rates.
Belgacom challenged the Company’s increased interconnection termination rates before the Commercial Court of Mechelen (Rechtbank van Koophandel) alleging abusive pricing. Belgacom has further challenged the BIPT’s approval of the Company’s increased domestic interconnection termination rates before the Council of State (Raad van State), the highest administrative court in Belgium. The Council of State may affirm the BIPT’s decision or return the case to the BIPT for reconsideration. The Council of State rejected an emergency request from Belgacom to suspend the implementation of the increased interconnection termination rate.
On January 20, 2004, the President of the Commercial Court in Mechelen rendered a judgement in the case where Belgacom contested the validity of the Company’s interconnection tariffs which was heard on

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 23, 2003. The judgement stated that there is no indication that the Company’s interconnection tariffs constitute a breach of the unfair trade practices law, competition law or pricing regulations as invoked by Belgacom. As a result, the judge determined that Belgacom’s potential claim is limited to a contractual matter upon which the judge who heard the case was not competent to rule, considering the nature of the procedure initiated by Belgacom. The judge therefore dismissed the claim. The Company’s is currently not required to change the interconnection rates it currently charges to Belgacom and which were approved in 2002 by the BIPT.
Belgacom appealed this judgement in April 2004. On March 17, 2005, the Court of Appeals of Antwerp dismissed Belgacom’s claims. Although Belgacom retains the right to further appeals on technical grounds, we do not expect that the outcome of such further appeals would arise before 2007.

Capital Commitment
Telenet NV entered into an agreement in March 2005 to purchase land in conjunction with the planned construction of additional office space adjacent to the current principal offices in Mechelen. The purchase price of the land has been agreed at €5.805, and was paid in Februay 2006.

Operating Leases
The Company leases facilities, vehicles and equipment under non-cancelable operating leases. The following schedule details the future minimum lease payments under non-cancelable capital and operating leases:

	December 31,	December 31,
	2005	2004

Within one year	7,762	8,082
In the second to fifth years, inclusive	10,849	16,061
Thereafter	1,146	3,082

Total minimum lease payments	19,757	27,225

Minimum lease payments recognized as an expense in the year	19,325	16,786

23.	RELATED PARTIES

Related Party Identification
The related parties of the Company mainly comprise its shareholders that have the ability to exercise significant influence, namely the Liberty Global Consortium, the MICs and Electrabel as a result of its direct and indirect ownership of the Company. Suez was deemed to be a related party as a result of its direct ownership of the Company and its indirect ownership of Electrabel. As a result of the sale of their investment in the Company in December 2004, Cable Partners Europe L.L.C. (“CPE”) (formerly known as Callahan Associates International L.L.C.) and Callahan InvestCo Belgium 1 S.à.R.L. (“CIB”) are no longer related parties. The MICs, Electrabel and Suez are no longer related parties as a result of the changes in ownership at the time of the IPO in October 2005.
Other related parties included in the tables below relate to entities that are significantly influenced by key management of the Company.

Related Party Transactions
Transactions with CPE include payment of transaction expenses related to the acquisition of MixtICS. In addition, Telenet Operaties NV and CPE entered into a Strategic Services Agreement dated March 31, 2001 (the “Management Agreement”). Under the Management Agreement, CPE provided strategic advice and

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assists with the expansion, development and growth of the Company. This agreement was terminated on May 11, 2005.
Transactions with other related parties primarily relate to leasing and derivative contracts held with a financial institution.
The following table summarizes material related party balances:

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

Purchases of property and equipment
Other related parties	6	17
Accounts receivable
Electrabel and Suez	—	437
Other related parties	—	601
Other receivables
Electrabel	—	8,039
Other related parties	1,486	86
Accounts payable
Liberty Media	23	—
Electrabel and Suez	—	4,019
CPE	—	2,753
Accrued expenses
Electrabel and Suez	—	2,250
Other related parties	974	1,166
Current portion of long-term debt
Other related parties	808	590
Long-term debt
Other related parties	19,110	19,827
Derivative financial instruments
Other related parties	6,255	10,838

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes material related party transactions for the period:

Consolidated Income Statements

	For the Years Ended
	December 31,

	2005	2004

Operating
Leases and other operating expenses — Electrabel and Suez	(4,691)	(8,685)
Leases and other operating expenses — Liberty	(1,961)	—
Management and advisory fees — CPE	—	(5,441)
Service agreement — Electrabel and Suez	—	(18,083)
Other operating income — Electrabel and Suez	1,063	1,784
Interconnect net result — Other related parties	(10,284)	(5,621)
Other operating expenses — Other related parties	(3,501)	(2,624)
Finance costs
Interest income — Electrabel and Suez	—	2,484
Finance income (loss) — Other related parties	3,387	(8,077)

Key management compensation

	December 31,	December 31,
	2005	2004

Salaries and other short-term employee benefits	3,570	2,999
Post-employment benefits	150	85
Other long-term benefits	—	—
Termination benefits	—	—
Share-based payments	1,620	1,140

	5,340	4,224

On August 24, 2005, the Company’s Chief Executive Officer also exercised the Bank Warrants as described in Note 10.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	SUBSIDIARIES
Details of the Company and its subsidiaries as of December 31, 2005 are as follows:

	National		%	Consolidation
Company	Number	Address	Held	Method

Telenet Group Holding NV	477.702.333	Liersesteenweg 4, 2800, Belgium	—	Parent company
Telenet Communications NV	473.416.814	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet Bidco NV	473.416.418	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet Holding NV	458.837.813	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet NV (formerly Telenet Operaties NV)	439.840.857	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet Vlaanderen NV	458.840.088	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Merrion Communications	6378934T	62, Merrion Square, Dublin 2, Ireland	100%	Fully consolidated
Telenet Solutions NV	447.892.550	De Kleetlaan 5, 1831, Belgium	100%	Fully consolidated
Telenet Solutions Luxembourg SA	1.999.223.4426	Rue de Neudorf 595, 2220 Luxembourg, Luxembourg	100%	Fully consolidated
Phone Plus SPRL	465.384.719	Chaussée de Saint-Job 638, 1180 Uccle, Belgium	100%	Fully consolidated
In order to simplify the internal corporate structure of the Company and to align the corporate structure with the functional operations of the Company, the Company completed the mergers of MixtICS and PayTVCo with Telenet NV during July 2005 with effect from January 1, 2005.

25.	SUBSEQUENT EVENTS

Redemption of Senior Notes Following Initial Public Offering
On January 9, 2006, the Company applied the remaining net proceeds of its IPO towards a partial redemption of the Senior Notes. Telenet Communications redeemed €124,773 of principal of the Senior Notes plus accrued interest of €749, and paid a 9.0% redemption premium of €11,230, resulting in a total payment to holders of the Senior Notes of €136,752. After the IPO redemption and the change of control offer redemptions, which were settled in November 2005, the outstanding balance of the Senior Notes was €368,402.

Acquisition of Assets of Hypertrust
On February 2, 2006, the Company announced the acquisition of the assets and rights of Hypertrust, a Belgian provider of on-line digital photography services. Hypertrust’s technology, which was previously marketed under the Pixagogo and Photoblog brand names, will allow Telenet broadband internet and iDTV customers to easily store, manage and share digital photographs.

BIPT Proposal Regarding Interconnection Termination Rates
On February 7, 2006, the BIPT issued a consultation statement on the market for fixed voice termination in which it proposed that the Company, as well as other non-incumbent providers of fixed line telephony, should adopt a mandated path reducing the higher interconnection rate which we currently charge for calls terminated on our network to the lower rate that is charged by Belgacom over a three year period.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Although the Company has always projected a decrease in the interconnect termination rates that it will receive as its telephony customer base grows, it is expected that its future interconnect termination revenue would decrease at a faster rate than projected if the BIPT’s consultation is adopted. The Company believes that the BIPT’s basis for its position is not consistent with EU regulation and is contesting their proposal.

Submission by Belgacom of Interconnect Case to the Belgian Supreme Court
On February 24, 2006, Belgacom submitted its commercial case against Telenet regarding our interconnection termination rates to the Belgian Supreme Court (Hof van Cassatie/ Cour de Cassation). This followed a decision on March 17, 2005, when the Court of Appeals of Antwerp dismissed Belgacom’s claim. The Belgian Supreme Court only has the authority to review whether or not there has been a mistake of law or breach of certain formal procedural requirements in the case. The Company expects that a final decision may take as long as three years since the Supreme Court can refer the case back to the Court of Appeal.

Announcement of Mobile Services Venture with Mobistar
On February 14, 2006, the Company announced a series of agreements with Mobistar, Belgium’s second largest mobile telephony operator, to establish a new mobile virtual network operator (MVNO). The MVNO will carry Telenet’s branding and use capacity on Mobistar’s network. We anticipate that Telenet mobile services will become available later this year.

Internal Reorganization
In order to align our corporate structure with the functional operations of the group, we merged Telenet Solutions into Telenet NV on December 31, 2005 with effect from January 1, 2006. On January 31, 2006, we liquidated Telenet Holding NV, since it no longer fulfilled any function in our group structure.

26.	FIRST-TIME ADOPTION OF IFRSs AS ADOPTED BY THE EU
The consolidated financial statements have been prepared in accordance with IFRSs as adopted by the EU, as described in Note 2 to the consolidated financial statements. Those principles differ in certain significant respects from U.S. GAAP, the principles previously used by the Company. These differences relate mainly to the items that are described below and are summarized in the following tables. Such differences affect both the determination of net result and shareholders’ equity, as well as the classification and format of the consolidated financial statements.
The following is a summary of the effects of the differences between IFRSs as adopted by the EU and U.S. GAAP on the Company’s total shareholders’ equity as of January 1, 2004 and December 31, 2004 and profit and loss for the year ended December 31, 2004.

		Effect of Transition to IFRS as
		Adopted by the EU

			Share-		IFRS as
		Deferred	Based	Copyright	Adopted by
	U.S. GAAP	Taxes	Payments	Fees	the EU

Equity January 1, 2004	574,088	—	—	2,302	576,390
Net result	(60,518)	(684)	379	(884)	(61,707)
Other changes in equity	(23,344)	—	(379)	—	(23,723)

Equity December 31, 2004	490,226	(684)	—	1,418	490,960

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Measurement and Recognition Differences Between IFRSs as Adopted by the EU and U.S. GAAP

A. Deferred Taxes
Historically under U.S. GAAP, 100% valuation allowances were recorded against tax losses carried forward by subsidiaries acquired in previous business combinations. The Company started using these tax losses carried forward in 2004 and reduced goodwill using the current tax rate of 33.99%. IFRSs as adopted by the EU requires the Company to utilize the tax rate in effect at the time of the acquisition, or 40.17%, to reduce goodwill while using the current tax rate of 33.99% to establish the deferred tax asset resulting in additional deferred tax expense as these tax loss carryforwards are utilized. This results in a decrease in goodwill and an increase in deferred tax expense of €684 as of and for the year ended December 31, 2004. There was no impact to the opening balance sheet as the Company had not utilized any acquired tax loss carryforwards as of January 1, 2004.

B. Share-based Payment
The intrinsic value method is used to account for the Company’s stock option plans under U.S. GAAP. Accordingly, the excess of the grant date fair value of the Company’s ordinary shares over the exercise price of the stock options is recognized as compensation expense over the vesting period of the options. Under IFRSs as adopted by the EU, warrants granted after November 7, 2002 that had not vested before January 1, 2005 are recorded at the fair value of each option granted as estimated on the date of grant using the Black-Scholes option-pricing model. Warrants granted on or before November 7, 2002 were not modified subsequent to this date and, as a result, the related expense and increase in contributed capital of €2,689 included in the January 1, 2004 U.S. GAAP financial statements was reversed under IFRSs as adopted by the EU.
The total cost calculated for the warrants granted after November 7, 2002 that had not vested before January 1, 2005 is expensed over the vesting period of the respective warrants and the increase in capital is reclassified from additional paid in capital under U.S. GAAP to capital reserves under IFRSs as adopted by the EU. As of and for the year ended December 31, 2004, this results in an increase in capital reserves of €1,140 and decreases in contributed capital of €2,500, deferred stock compensation of €982 and compensation expense of €379. These adjustments did not have tax consequences.

C. Copyright Fees
Under U.S. GAAP, the Company retained an accrual in other liabilities for the gross amounts that the Company expects to pay as a result of settlements with certain of the broadcasters and copyright collection agencies. Under IFRSs as adopted by the EU, the Company is required to record these amounts at the present value of the expenditures expected to be required to settle the obligation. This results is a decrease in accrued copyright fees of €1,418 and €2,302 as of December 31, 2004 and January 1, 2004, respectively, and an increase in interest expense of €884 during the year ended December 31, 2004. These adjustments did not have tax consequences.

Presentation Differences Between IFRSs as Adopted by the EU and U.S. GAAP

D. Depreciation and Amortization Expense
Under U.S. GAAP, the Company reported depreciation and amortization expense as separate line items on the face of the statement of operations. Under IFRSs as adopted by the EU, the Company has allocated these expenses to costs of services provided and selling, general and administrative expenses.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E. Broadcasting Rights
Under U.S. GAAP, the Company recorded a current asset for prepaid content and amortized the cost to operating expenses over the related life. Under IFRSs as adopted by the EU, broadcasting rights are capitalized as an intangible asset when the value of the contract is measurable upon signing and are amortized to costs of service provided on a straight-line basis over contractual life. The change in treatment results in a reclassification of certain assets to intangible assets and an accrual for unbilled broadcasting rights on the balance sheet and classification as amortization expense on the income statement under IFRSs as adopted by the EU.

F. Foreign Exchange Gains and Losses
Under U.S. GAAP, the Company reported all foreign exchange gains and losses within other income and loss on the statement of operations. Under IFRSs as adopted by the EU, the Company has allocated all foreign exchange gains and losses related to operations to the costs of services provided and selling, general and administrative expenses.

G. Employee Benefit Plans
Under U.S. GAAP, the Company reported all expenses related to the employee benefit plans within operating income on the statement of operations. Under IFRSs as adopted by the EU, the Company has allocated the expected return on plan assets and the interest cost related to the employee benefit plans to finance costs.

H. Deferred Finance Fees
Under U.S. GAAP, the Company reported the deferred portion of loan origination costs as an asset on the balance sheet. Under IFRSs as adopted by the EU, the Company is required to show these amounts as a reduction of the related debt balance.

I. Classification of Derivative Financial Instruments
Historically, the Company has presented derivative financial instruments as current assets or current liabilities under U.S. GAAP. IFRSs as adopted by the EU requires the Company to classify its derivative financial instruments as current or non-current resulting in a reclassification of long term derivative financial instruments from current assets and liabilities to non-current assets and liabilities.

J. Copyright Fees
Under U.S. GAAP, the Company has reported copyright fees as a long term liability on the balance sheet. Under IFRSs as adopted by the EU, the Company has reclassified the portion of the accrual for copyright fees that is either expected to be paid within one year after the balance sheet date or does not have a stated payment date to short term accruals.

K. Warrants
Under U.S. GAAP, detachable warrants to purchase shares issued in connection with debt issuances were valued by allocating the proceeds of the debt securities issued based on the relative fair values of the warrants and the debt at the time of issuance. Any resulting discount or premium on the debt securities was recognized using the effective interest rate method over the contractual term of the debt and the warrants were recorded as additional paid in capital. These warrants and the related debt instruments were retired prior to the transition to IFRSs as adopted by the EU. Under IFRSs as adopted by the EU, the fair value of debt securities is determined using a market interest rate for an equivalent debt instrument. Any resulting discount or premium on the debt securities is recognized using the effective interest rate method over the contractual

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term of the debt. The remainder of the proceeds is allocated to the detachable warrants and is recognized and included in shareholders’ equity, net of any income tax effects. As a result of this difference in valuing the detachable warrants, the Company has recorded the difference between the allocated fair value under U.S. GAAP and the value as determined under IFRSs as adopted by the EU as a reduction in capital and retained losses as of the opening balance sheet.

L. Accrued Interest
Under U.S. GAAP, the Company has reported accrued interest on the accrued expenses and other current liabilities line of the balance sheet. Under IFRSs as adopted by the EU, the Company has reclassified accrued interest to be shown as a component of the related debt.

Explanation of material adjustments to the cash flow statement:
As noted above under item E. Broadcasting Rights, the Company recorded a current asset for prepaid content and amortized the cost to operating expenses over the related life under U.S. GAAP. Under IFRSs as adopted by the EU, broadcasting rights are capitalized as an intangible asset when the value of the contract is measurable upon signing and are amortized to costs of service provided on a straight-line basis over contractual life. As a result of the reclassification of certain assets to intangible assets, expenditures for these rights are included as a cash flow from investing activities under IFRSs as adopted by the EU rather that a cash flow from operating activities under U.S. GAAP. There are no other items that resulted in transfer between categories of cash flows.

	For the Year Ended December 31, 2004

		Effect of Transition
		to IFRSs as	IFRSs as Adopted by
	U.S. GAAP	Adopted by the EU	the EU

Cash flows from operating activities	223,138	11,166	234,304
Cash flows from investing activities	(141,498)	(11,166)	(152,664)
Cash flows from financing activities	(107,478)	—	(107,478)

Reconciliation from U.S. GAAP to IFRSs as Adopted by the EU:
The following presents the effect of the transition from U.S. GAAP to IFRSs as adopted by the EU on the Company’s consolidated statements of income and consolidated balance sheets considering all of the items discussed previously in this note.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of profit and loss for the year ended December 31, 2004:

		Effect of Transition to IFRSs as adopted by the EU

		Measurement				IFRSs as
		and				Adopted by
	U.S. GAAP	Recognition	Note	Presentation	Note	the EU

Revenues	681,125	—		—		681,125
Operating (excluding depreciation and amortization)	(247,770)	(84)	B	(182,798)	D,E,F,G	(430,652)

						250,473
Selling, general and administrative	(133,788)	463	B	(12,495)	D,G	(145,820)
Depreciation	(159,321)	—		159,321	D
Amortization	(35,647)	—		35,647	D

OPERATING PROFIT	104,599	379		(325)		104,653
Finance costs, net	(161,280)	(884)	C	325	F,G	(161,839)

NET LOSS BEFORE INCOME TAXES	(56,681)	(505)		—		(57,186)
Income tax expense	(3,837)	(684)	A	—		(4,521)

NET LOSS	(60,518)	(1,189)		—		(61,707)

Basic and diluted net loss per share	(0.70)					(0.71)

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of equity at December 31, 2004:

		Effect of Transition to IFRSs as Adopted by the
		EU

		Measurement and				IFRS as Adopted
	U.S. GAAP	Recognition	Note	Presentation	Note	by the EU

ASSETS
Non-current Assets:
Property and equipment	960,776	—		—		960,776
Goodwill	1,028,145	(684)	A	—		1,027,461
Other intangible assets	274,209	—		6,567	E	280,776
Deferred finance fees	63,845	—		(63,845)	H	—
Other assets	1,009	—		—		1,009

Total non-current assets	2,327,984	(684)		(57,278)		2,270,022
Current Assets:
Trade receivables	84,787	—		—		84,787
Other current assets	23,635	—		(2,785)	E	20,850
Cash and cash equivalents	145,188	—		—		145,188

Total current assets	253,610	—		(2,785)		250,825

TOTAL	2,581,594	(684)		(60,063)		2,520,847

EQUITY AND LIABILITIES
Equity:
Contributed capital	2,309,899	(2,500)	B	(39,275)	B,K	2,268,124
Deferred stock compensation	(982)	982	B	—		—
Other reserves	—	1,140	B	—		1,140
Hedging reserves	(26,627)	—		—		(26,627)
Retained loss	(1,792,064)	1,112	A B C	39,275	B,K	(1,751,677)

Total equity	490,226	734		—		490,960
Non-current Liabilities:
Long-term debt	1,624,600	—		(63,845)	H	1,560,755
Other liabilities	51,018	(1,418)	C	62,593	I J	112,193

Total non-current liabilities	1,675,618	(1,418)		(1,252)		1,672,948
Current Liabilities:
Current portion of long-term debt	6,929	—		13,080	L	20,009
Accounts payable	145,696	—		3,781	E	149,477
Accrued expenses and other current liabilities	149,290	—		(75,672)	I,J,L	73,618
Unearned revenue	113,835	—		—		113,835

Total current liabilities	415,750	—		(58,811)		356,939

Total liabilities	2,091,368	(1,418)		(60,063)		2,029,887

TOTAL	2,581,594	(684)		(60,063)		2,520,847

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of equity at January 1, 2004:

		Effect of Transition to IFRSs as Adopted by the EU

		Measurement and				IFRS as Adopted
	U.S. GAAP	Recognition	Note	Presentation	Note	by the EU

ASSETS
Non-current Assets:
Property and equipment	991,438	—		—		991,438
Goodwill	1,031,904	—		—		1,031,904
Other intangible assets	280,679	—		11,220	E	291,899
Deferred finance fees	75,114	—		(75,114)	H	—
Other assets	1,070	—		—		1,070

Total non-current assets	2,380,205	—		(63,894)		2,316,311
Current Assets:
Trade receivables	84,783	—		—		84,783
Other current assets	28,029	—		(1,487)	E	26,542
Cash and cash equivalents	171,026	—		—		171,026

Total current assets	283,838	—		(1,487)		282,351

TOTAL	2,664,043	—		(65,381)		2,598,662

EQUITY AND LIABILITIES
Equity:
Contributed capital	2,307,399	—		(39,275)	B K	2,268,124
Deferred stock compensation	—	—		—		—
Other reserves	—	—		—		—
Hedging reserves	(1,765)	—		—		(1,765)
Retained loss	(1,731,546)	2,302	C	39,275	B K	(1,689,969)

Total equity	574,088	2,302		—		576,390
Non-current Liabilities:
Long-term debt	1,710,027	—		(75,114)	H	1,634,913
Other liabilities	47,225	(2,302)	C	18,657	I J	63,580

Total non-current liabilities	1,757,252	(2,302)		(56,457)		1,698,493
Current Liabilities:
Current portion of long-term debt	5,814	—		13,107	L	18,921
Accounts payable	130,027	—		6,485	E	136,512
Accrued expenses and other current liabilities	97,504	—		(28,516)	E,I,J,L	68,988
Unearned revenue	99,358	—		—		99,358

Total current liabilities	332,703	—		(8,924)		323,779

Total liabilities	2,089,955	(2,302)		(65,381)		2,022,272

TOTAL	2,664,043	—		(65,381)		2,598,662

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	RECONCILIATION OF IFRSs AS ADOPTED BY THE EU TO U.S. GAAP AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL INFORMATION PREPARED IN ACCORDANCE WITH U.S. GAAP
As described in Note 26, the consolidated financial statements have been prepared in accordance with IFRSs as adopted by the EU, which differ in certain significant respects from U.S. GAAP. These differences affect both the determination of net loss and shareholders’ equity, as well as the presentation and format of the consolidated financial statements. The differences that result in measurement and recognition differences between the two standards are described below. Additional information on these items and descriptions of the presentation differences are provided in Note 26.

Measurement and Recognition Differences Between IFRSs as Adopted by the EU and U.S. GAAP

A. Deferred Taxes
Tax losses carried forward by subsidiaries acquired in previous business combinations have not been recognized under either IFRSs as adopted by the EU or U.S. GAAP as a result of cumulative losses. The Company started using these tax losses carried forward in 2004 and utilized the tax rate in effect at the time of the acquisition, or 40.17%, to reduce goodwill while using the current tax rate of 33.99% to establish the deferred tax asset, in accordance with IFRSs as adopted by the EU. Under U.S. GAAP, the current tax rate of 33.99% is utilized for recognizing the deferred tax asset and for reducing goodwill resulting in a decrease of deferred tax expense of €2,294 and €684 for the years ended December 31, 2005 and 2004, respectively.

B. Share-Based Payment
Under IFRS as adopted by the EU, warrants granted after November 7, 2002 that had not vested before January 1, 2005 are recorded at the fair value of each option granted as estimated on the date of grant using the Black-Scholes option-pricing model. The total cost calculated is expensed over the vesting period of the respective warrants. Under U.S. GAAP, we use the intrinsic value method to account for our stock option plans. Accordingly, the excess of the grant date fair value of our ordinary shares over the exercise price of the stock options is recognized as compensation expense over the vesting period of the options. This results in an decrease in compensation expense of €1,365 for the year ended December 31, 2005 and an increase in compensation expense of €379 for the year ended December 31, 2004.

C. Copyright Fees
Under IFRS as adopted by the EU, the Company recorded the expected amounts to be paid as a result of settlements with certain of the broadcasters and copyright collection agencies at their present value. Under U.S. GAAP, the Company has retained an accrual in other liabilities for the gross amounts resulting in a decrease in interest expense of €183 and €884 for the years ended December 31, 2005 and 2004, respectively.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to U.S. GAAP
Reconciliation to U.S. GAAP of net loss and shareholders’ equity are presented as follows:

		For the Years Ended
		December 31

	Note	2005	2004

Net loss in accordance with IFRSs as adopted by the EU		(76,667)	(61,707)
Items having the effect of (increasing) decreasing reported net loss:
Deferred taxes	A	2,294	684
Stock based compensation	B	1,365	(379)
Copyright fees	C	183	884

Total of U.S. GAAP adjustments		3,842	1,189

Net loss in accordance with U.S. GAAP		(72,825)	(60,518)

		December 31,	December 31,
	Note	2005	2004

Shareholders’ equity in accordance with IFRSs as adopted by the EU		709,098	490,960
Items having the effect of increasing (decreasing) reported shareholders’ equity:
Deferred taxes	A	2,978	684
Copyright fees	C	(1,235)	(1,418)

Total of U.S. GAAP adjustments		1,743	(734)

Shareholders’ equity in accordance with U.S. GAAP		710,841	490,226

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following presents the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations prepared in accordance with U.S. GAAP.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	210,359	145,188
Accounts receivable, net	98,677	84,787
Other current assets	28,950	23,635

Total current assets	337,986	253,610
Property and equipment, net	943,919	960,776
Goodwill, net	1,015,522	1,028,145
Intangible assets, net	271,065	274,209
Deferred finance costs	44,650	63,845
Other assets	780	1,009

TOTAL ASSETS	2,613,922	2,581,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	138,300	6,929
Accounts payable	169,354	145,696
Accrued expenses and other current liabilities	112,324	159,497
Unearned revenue	112,876	113,835

Total current liabilities	532,854	425,957
Long-term debt, less current portion	1,333,435	1,624,600
Other liabilities	36,792	40,811
Shareholders’ equity	710,841	490,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	2,613,922	2,581,594

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations

	For the Years Ended

	December 31,	December 31,
	2005	2004

	(In thousands of euro except
	share and per share amounts)
Revenues	737,492	681,125
Costs of services provided	(459,102)	(430,226)

Gross profit	278,390	250,899
Selling, general and administrative	(145,731)	(146,300)

Operating profit	132,659	104,599
Finance costs, net	(192,725)	(161,280)

Net loss before income tax	(60,066)	(56,681)
Income tax expense	(12,759)	(3,837)

Net Loss	(72,825)	(60,518)

Basic and diluted net loss per share:
Weighted-average shares outstanding	89,503,387	86,527,257

Basic and diluted net loss per share	(0.81)	(0.70)

Cash flow statement:
The Company has prepared a cash flow statement in accordance with IAS 7 “Cash Flow Statements” and therefore should not present cash flow information under U.S. GAAP.

Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The standard applies to all voluntary changes in accounting principle, and changes the requirements for accounting for, and reporting of, a change in accounting principle. Amongst other changes, SFAS No. 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 carries forward many provisions of prior guidance including provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, the correction of an error and accounting changes in interim financial statements. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The adoption of this standard is not expected to have a material impact.
In March 2005, the Financial Accounting Standards Board (“FASB”) Staff issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as well as other issues related to asset retirement obligations. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated results of operations or financial position.

TELENET GROUP HOLDING NV
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) effective January 1, 2006 and is currently in the process of evaluating the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated results of operations or financial position.
On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 55”). SFAS No. 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The standard also: (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to determine whether interests are freestanding derivatives or are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest (that is itself a derivative financial instrument). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 155.

Report of Independent Auditors
The Board of Directors and Shareholders of
PrimaCom AG, Mainz
We have audited the accompanying consolidated balance sheet of PrimaCom AG, Mainz, and subsidiaries as of December 31, 2005, and the related consolidated income statement, statement of changes in equity, and cash flow statement for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimaCom AG, Mainz, and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with International Financial Reporting Standards as adopted by the European Union, which differ in certain respects from generally accepted accounting principles in the United States (see Note 23 to the consolidated financial statements).
Ernst & Young AG
Wirtschaftsprüfungsgesellschaft
Klein                                                                Erbacher
Wirtschaftsprüfer                                    Wirtschaftsprüfer
[German Public Auditor]                    [German Public Auditor]
Eschborn/ Frankfurt/ M., Germany
June 29, 2006

PRIMACOM AG AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
for the year ended December 31, 2005

		2005	2004

			(unaudited)
	Notes	EUR’000	EUR’000
Continuing operations
Revenues		118,296	121,980
Operating costs and expenses
Operations	4	(40,578)	(36,261)
Selling, general and administrative	4	(15,368)	(14,329)
Corporate overhead	4	(15,205)	(21,646)
Depreciation and amortization	4	(42,821)	(45,600)

		(113,972)	(117,836)

Operating profit		4,324	4,144
Finance costs	5	(67,783)	(62,432)
Other expense	5	(11,916)	(814)
Gain from extinguishment of debt	5	211,112	0

Profit/ (Loss) before tax		135,737	(59,102)
Income tax expense	6	(26,330)	(9,031)

Profit/ (Loss) for the year from continuing operations		109,407	(68,133)
Discontinued operations
Gain/ (Loss) for the year from discontinued operations	7	132,158	(41,737)

Profit/ (Loss) for the year		241,565	(109,870)

Attributable to:
Equity holders of the parent		241,570	(109,953)
Minority interests		(5)	83

		241,565	(109,870)

Earnings per share
— basic, for profit/ (loss) for the year attributable to ordinary equity holders of the parent	8	EUR 12.20	EUR (5.56)
— basic, for profit/ (loss) from continuing operations attributable to ordinary equity holders of the parent	8	EUR 5.53	EUR (3.45)
— diluted, for profit/ (loss) for the year attributable to ordinary equity holders of the parent	8	EUR 12.10	EUR (5.56)
— diluted, for profit/ (loss) from continuing operations attributable to ordinary equity holders of the parent	8	EUR 5.48	EUR (3.45)

PRIMACOM AG AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
at December 31, 2005

		2005	2004

			(unaudited)
	Notes	EUR’000	EUR’000
ASSETS
Non-current assets
Property and equipment	9	237,164	430,743
Goodwill	10	204,433	359,710
Other intangible assets	10	3,586	42,420
Deferred tax asset	6	18,809	57,695
Other non-current assets		135	638

		464,127	891,206

Current assets
Trade receivables		2,272	4,080
Other current assets		8,985	3,257
Cash		10,021	1,235

		21,278	8,572

TOTAL ASSETS		485,405	899,778

EQUITY AND LIABILITIES
Equity (deficit) attributable to equity holders of the parent	13
Issued capital		50,614	50,614
Share premium		361,367	361,262
Cumulated loss		(365,153)	(606,723)

		46,828	(194,847)
Minority interests		429	434

Total equity (deficit)		47,257	(194,413)

Non-current liabilities
Interest bearing loans and borrowings	14	315,398	0
Sale-leaseback obligations		28	611
Deferred tax liability	6	26,710	64,958

		342,136	65,569

Current liabilities
Trade and other payables	15	25,207	48,178
Interest bearing loans and borrowings	14	18,552	957,463
Sale-leaseback obligations		586	966
Deferred revenue		1,739	2,076
Provisions	16	49,928	19,939

		96,012	1,028,622

Total liabilities		438,148	1,094,191

TOTAL EQUITY AND LIABILITIES		485,405	899,778

PRIMACOM AG AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
for the year ended December 31, 2005

	Attributable to equity holders of the parent

	Issued	Share	Cumulated		Minority	Total
	Capital	Premium	Loss	Total	Interests	Equity

	EUR’000	EUR’000	EUR’000	EUR’000	EUR’000	EUR’000
At January 1, 2004 (unaudited)	50,614	361,226	(496,770)	(84,930)	351	(84,579)
Stock option compensation	0	36	0	36	0	36
Loss for the year	0	0	(109,953)	(109,953)	83	(109,870)

At December 31, 2004 (unaudited)	50,614	361,262	(606,723)	(194,847)	434	(194,413)
Stock option compensation	0	105	0	105	0	105
Profit for the year	0	0	241,570	241,570	(5)	241,565

At December 31, 2005	50,614	361,367	(365,153)	46,828	429	47,257

PRIMACOM AG AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
for the year ended December 31, 2005

		2005	2004

			(unaudited)
	Notes	EUR’000	EUR’000
Cash flows from operating activities
Profit(+)/ Loss(-) for the year		241,565	(109,870)
Adjustments to reconcile profit/ loss for the year to net cash provided by operating activities
Depreciation and amortization	4	42,821	45,600
Depreciation and amortization related to discontinued operations	7	34,263	33,344
Amortization of debt issuance costs		6,854	7,377
Write-off of capitalized debt issuance costs	5	24,652	0
Amortization of deferred revenue		(17,365)	(17,574)
Non-cash interest expense second secured loans	5	54,743	48,950
Stock option compensation	12	105	36
Deferred income taxes	6	638	1,780
Gain from extinguishment of second secured loans	5	(176,168)	0
Gain on sale of discontinued operations	7	(168,902)	0
Gain on fair value change of phantom options	5	(2,515)	0
Other		662	0
Changes in assets and liabilities,
Trade receivables		(381)	2,282
Other assets		(9,897)	3,594
Provisions, trade and other payables		22,907	1,918
Deferred revenue		20,297	17,547
Other		0	(170)

Net cash provided by (used in) operating activities		74,279	34,814

Cash flows from investing activities
Purchases of property and equipment		(34,981)	(33,745)
Proceeds from sale of property and equipment		497	103
Proceeds from sale of discontinued operations, net of cash disposed	7	500,854	0
Net cash provided by (used in) investing activities

		466,370	(33,642)

Cash flows from financing activities
Proceeds from interest bearing loans and borrowings	14	349,000	0
Debt issuance costs related to interest bearing loans and borrowings		(13,476)	0
Repayments of interest bearing loans and borrowings	14	(866,111)	(3,389)
Repayments of sale-leaseback transactions		(963)	0
Other		(313)	(1,800)

Net cash provided by (used in) financing activities		(531,863)	(5,189)

Net increase (decrease) in cash		8,786	(4,017)
Cash at beginning of year		1,235	5,252

Cash at end of year		10,021	1,235

Supplemental disclosure of cash flow information:
Interest paid		32,334	70,382
Income taxes paid		275	821

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

1.	Corporate information
PrimaCom AG and subsidiaries (“PrimaCom”, “PrimaCom Group” or “the Company”), a German stock corporation with its corporate headquarters in 55124 Mainz, An der Ochsenwiese 3, was formed on December 30, 1998, by the merger of Süweda Elektronische Medien- und Kabelkommunikations-AG (“Süweda”) into KabelMedia Holding AG (“KabelMedia”), two similarly sized German cable television network operators. At the date of the merger, KabelMedia was renamed PrimaCom AG. KabelMedia and Süweda had been in existence since 1992 and 1983, respectively.
Since KabelMedia’s inception in 1992, the Company has primarily owned, operated and acquired cable television networks in Germany. On September 18, 2000, with the acquisition of N.V. Multikabel (“Multikabel”), the Company expanded its operations from Germany to The Netherlands. Effective December 5, 2005 Multikabel has been sold and since then the Company is only operating in Germany.
PrimaCom is listed in the General Standard segment of the Frankfurt Stock Exchange. The principal activities of the Company are further described in Note 3.
The financial statements for 2005 have been released by the management board on June 2, 2006 in order to forward them to the supervisory board for review.

2.1	Basis of preparation
The consolidated financial statements have been prepared on a historical cost basis, except for derivative financial instruments that have been measured at fair value. The consolidated financial statements are presented in thousands of EURO (€ ) and all values are rounded to the nearest thousand except when otherwise indicated.

Statement of compliance
The consolidated financial statements of PrimaCom AG and subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as adopted by the EU.

Basis of consolidation
The consolidated financial statements comprise the financial statements of PrimaCom AG and its subsidiaries as at December 31, 2005 and 2004, respectively. The financial statements of the subsidiaries are prepared for the same reporting year as the parent Company, using consistent accounting policies.
All intra-group balances, transactions, income and expenses and profits and losses, resulting from intra-group transactions that are recognized in assets, are eliminated in full.
Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that such control ceases.
The sale of Multikabel has been recognized on the closing dated December 5, 2005. Accordingly, the results of Multikabel are included in the consolidated financial statements until December 5, 2005 and are disclosed under discontinued operations in the consolidated income statements for both years presented (Note 7).

Going concern
The financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
The Company incurred a loss of €109,870 for the year ended December 31, 2004 and a profit of €241,565 for the year ended December 31, 2005.
On December 9, 2004 the Company issued an Ad Hoc notice disclosing that PrimaCom AG and PrimaCom Management GmbH, a wholly owned subsidiary of the Company, had filed a law suit at the District Court of Mainz against the holders of the Second Secured Loan (the “Second Secured Loan”) under the Second Secured Credit Facility Agreement dated March 26, 2002 (Note 14). The principal amount of the Second Secured Loan was €375,000. As part of the law suit PrimaCom asked, among other things, the court to determine whether PrimaCom AG was obligated to pay the accrued interest on the Second Secured Loan or whether the Second Secured Lenders were able to enforce future interest claims. The Ad Hoc notice explained that the lawsuit was based on expert opinions, which determined that the Second Secured Loan had an equity replacement character, as defined in German Company law.
On December 21, 2004, PrimaCom Management GmbH filed a further claim at the District Court of Frankfurt am Main against the Second Secured Lenders. In this claim, the court was asked to determine on whether the pledges of shares in certain of the Company’s subsidiaries as collateral for the Second Secured Loan was invalid and/or currently not enforceable.
Due to the claimed equity replacement character of the Second Secured Loan, it would not have been permissible under German insolvency law to continue to make interest payments as long as and until a solution to the Company’s financial crisis was found for the Company. Accordingly, the Company did not make the scheduled interest payments on the Second Secured Loan which was due on December 31, 2004 and was served with a notice of default on January 6, 2005. This non-payment of interest also triggered a cross default of the Senior Credit Facility borrowed in 2000 (the “2000 Senior Facility” under which PrimaCom Management GmbH was the borrower, Note 14). On December 31, 2004, PrimaCom Management GmbH received a waiver from the Senior Lenders for a period of sixty days for the cross default under the 2000 Senior Facility and on March 3, 2005 the Senior Lenders agreed to extend this waiver until March 7, 2005. After March 7, 2005, the Company continued not to pay any of scheduled interest payments on the Second Secured Loans for the reasons previously stated.
In order for PrimaCom Management GmbH to be able to make use of the 2000 Senior Facility on a monthly revolving basis, it was a condition that no Event of Default (as defined in the 2000 Senior Credit Facility Agreement) was outstanding on the date of a rollover of the Senior Loans. Up to September 12, 2005, the Senior Lenders provided waivers of the cross-defaults under the 2000 Senior Credit Facility Agreement as a result of the non-payment by the Company of interest on the Second Secured Lenders and other outstanding Events of Default in order to allow PrimaCom Management GmbH to continue to be able to make use of the 2000 Senior Facility.
A claim was also filed by the Second Secured Lenders in London for a declaration that the provisions in the Second Secured Facility Agreement, which oblige PrimaCom to pay interest to the Second Secured Lenders, were valid and enforceable. However, this case was postponed pending the outcome of the German proceedings referred to above. Following the conclusion of the arrangement reached in the settlement agreement referred to below, this claim was removed by the Second Secured Lenders.
On March 8, 2005, following expiration of the standstill period governed by the inter-creditor agreement, the Second Secured Lenders served PrimaCom AG with a notice of default and demand in which they declared of the Second Secured Loan immediately due and payable together with all accrued interest and all other sums due under the Second Secured Credit Facility Agreement. In a separate letter, PrimaCom Management GmbH, which was a guarantor of the Second Secured Loan, was notified of the above event of default. Subsequently, the Second Secured Lenders served PrimaCom AG with notices of default for failure to pay

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
expenses, failure to execute pledges over the shares of one of PrimaComs’ subsidiaries, a cross default for failure to comply with the pro-forma debt service covenant of the 2000 Senior Credit Facility and failure to provide documents.
As governed by the inter-creditor agreement, 180 days after notice of default dated January 6, 2005, (as referred to above) the Second Secured Lenders served notices of default and demand to PrimaCom Management GmbH and also commenced legal proceedings against PrimaCom Management GmbH in which they demanded, under the guarantee and indemnity clauses of the Second Secured Facility, full repayment of the Second Secured Loan plus accrued interest due under the Second Secured Facility Agreement.
In addition to the interest obligations under the Second Secured Credit Facility, the Company and PrimaCom Management GmbH were also requested to comply with specific financial covenants included in the 2000 Senior Credit Facility Agreement and the Second Secured Credit Facility Agreement. Although the Company and PrimaCom Management GmbH were able to comply with these covenants through September 30, 2005, (except that the Company was unable to comply for the pro-forma debt service ratio covenant under the 2000 Senior Credit Facility Agreement for the testing periods ending December 31, 2004, March 31, 2005 and September 30, 2005), management anticipated that the Company would not be able to comply with certain of these covenants for the remainder of 2005.
In addition, under the amortization schedule of the 2000 Senior Credit Facility Agreement, PrimaCom Management GmbH was required to make repayments of principal of approximately €57,000 in 2005. The Company also did not anticipate that operating cash flows of the Company and PrimaCom Management GmbH would be sufficient to meet this schedule and therefore anticipated liquidity problems in the fourth quarter of 2005 or the first quarter of 2006.
As a result of these conditions the Company embarked on a restructuring plan to sell its 100% subsidiary Multikabel, use the proceeds to repay the 2000 Senior Facility, enter into a new Senior Credit Facility Agreement and a new Mezzanine Loan for the German business and use the proceeds to buy out the Second Secured Loan.
On September 12, 2005, the Senior Lenders did not approve the roll-over of the Revolving Credit under the 2000 Senior Facility and, the Senior Loan became immediately repayable in full.
On September 13, 2005, the District Court of Mainz rejected PrimaCom’s claim against the Second Secured Lenders due to lack of international jurisdiction. On September 16, 2005, the District Court in Frankfurt am Main indicated that it too was likely to reject the claim due to lack of international jurisdiction.
On September 15, 2005, the Company announced that it had reached agreement in principle with the owners of the Second Secured Loan on certain conditions of a settlement. All parties agreed that the Company would pay €375,000 to the owners of the Second Secured Loan in compensation of all open demands due to the owners of the Second Secured Loan. This amount was payable by the Company by November 30, 2005. The agreement also provided that the Company recognized a liability of €425,000 due to the owners of the Second Secured Loan. If the Company were unable to pay the amount of €375,000 in accordance with the terms of the settlement agreement (referred to below), the owners of the Second Secured Loan would be able to immediately execute their claims against the Company. The agreement provided, subject to closing in accordance with a settlement agreement with the owners of the Second Secured Loan (referred to below), that they would agree to the sale of Multikabel.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
On October 4, 2005, the Company signed standstill agreements with the Senior Lenders under which, subject to certain conditions, the Senior Lenders agreed to withhold from any further actions provided that the 2000 Senior Loan was repaid no later than November 30, 2005.
On October 6, 2005, the Company gave notice that it had entered into a purchase agreement with Amsterdamse Beheer- en Consultingmaatschappij B.V. and Christina Beheer- en Adviesmaatschappij B.V., companies controlled by the global private equity firm Warburg Pincus, regarding the indirect sale of all shares in N.V. Multikabel as well as all debt of all Dutch subsidiaries in the PrimaCom Group. The agreement was made under several conditions precedent, including the merger clearance by the Dutch cartel authority “NMa”, as well as the financing of the purchase price by the purchaser and the approval of PrimaCom’s existing Senior Lenders and the Second Secured Lenders. The purchase price amounted to €515,000 and was approved by the Company’s Supervisory Board.
On October 13, 2005, the Company entered into a Settlement Agreement with its Second Secured Lenders under the Second Secured Credit Facility Agreement.
Under this Settlement Agreement PrimaCom agreed to withdraw the litigation initiated by it in Germany against the Second Secured Lenders. Once this and certain other conditions had been satisfied on or before November 30, 2005 the Settlement Agreement provided for:

•	the sale of PrimaCom’s Dutch business, Multikabel;

•	the refinancing and repayment in full of the existing 2000 Senior Facility;

•	a judgment in favour of the Second Secured Lenders to be obtained in the English courts in the amount of €425,000 together with certain declaratory relief;

•	the payment of all amounts due and payable under the Settlement Agreement, including the judgment of the English Courts referred to above, by PrimaCom in the amount of €375,000 to the Second Secured Lenders;

•	the resolution of all litigation outstanding between PrimaCom and the Second Secured Lenders; and

•	the giving of mutual waivers and releases between PrimaCom and the Second Secured Lenders.
On November 4, 2005, the Company announced that the Dutch cartel authority “NMa” had given merger clearance for the indirect sales of all shares of N.V. Multikabel as well as all debt of all Dutch subsidiaries in the PrimaCom Group to the Amsterdamse Beheer- en Consultingmaatschappij B.V. and Christine Beheer- en Adviesmaatschappij B.V., companies which are controlled by the global private equity firm Warburg Pincus.
On December 5, 2005 the Company announced the successful closing of:

•	the sale of its Dutch subsidiary Multikabel (Note 7);

•	the discharge of the Second Secured Loan and all other claims of the Second Secured Lenders through payment of €375,000 under the terms of the Settlement Agreement; and

•	the refinancing (Note 14) of the Company through a new Senior Credit Facility (the “2005 Senior Facility”) of €300,000 and a Mezzanine Loan (the “2005 Mezzanine Loan”) of €69,000 and the repayment of the 2000 Senior Loans.

2.2	First-time adoption of IFRS
The consolidated financial statements of PrimaCom AG for the year ended December 31, 2005 have been prepared in accordance with IFRS for the first time whereas the consolidated financial statements for the year

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
ended December 31, 2004 have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”). The date of transition to IFRS is January 1, 2004.

Reconciliation of equity (deficit)

	January 1,	December 31,
	2004	2004

	(unaudited)	(unaudited)
Equity (Deficit) reported under US GAAP	(84,930)	(198,424)
Correction of error	0	3,577
Reclassification of minority interests	351	434

Equity (Deficit) reported under IFRS	(84,579)	(194,413)

Reconciliation of income

2004

(unaudited)
Loss for the year reported under US GAAP	(113,530)
Correction of error	3,577
Reclassification of minority interests	83

Loss for the year reported under IFRS	(109,870)

Correction of Error
In the year ended December 31, 2004, depreciation expense on the cable television networks was overstated by €3,577 caused by an erroneously made journal entry. The necessary adjustments were made to the comparative financial statements for fiscal year 2004. This correction of error had no impact on the financial statements for fiscal year 2005.

Reclassification of minority interests
Under US GAAP the minority interests in equity have been disclosed in a separate heading outside equity whereas under IFRS these shares have to be disclosed within equity. Under US GAAP the minority shares in income have been disclosed within loss for the year whereas under IFRS the loss attributable to equity holders of the parent and attributable to minorities has to be disclosed separately from loss for the year.

Accounting for business combinations
Under US GAAP the 1998 merger of Süweda into KabelMedia Holding AG was accounted for under the purchase method of accounting as a reverse acquisition by Süweda of KabelMedia even though KabelMedia issued shares to Süweda’s shareholders as consideration in the Merger and is the surviving legal entity. This accounting has not been changed in accordance with IFRS 1 “First-time Adoption of International Financial Reporting Standard”.
There were no other significant exceptions to the retrospective application of IFRS.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

2.3	Significant accounting judgments and estimates

Estimation uncertainty
The preparation of financial statements in conformity with IFRS requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The key assumptions concerning the future and other key sources of estimation uncertainty at the balance sheet date, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

Impairment of Goodwill
The Company determines whether goodwill is impaired at least on an annual basis. This requires an estimation of the value in use of the cash-generating units to which the goodwill is allocated. Estimating the value in use requires the Company to make an estimate of the expected future cash flows from the cash-generating unit and also to choose a suitable discount rate in order to calculate the present value of those cash flows. The carrying amount of goodwill at December 31, 2005 and 2004 was €204,433 and €359,710, respectively. More details are given in Note 11.

Other significant estimation uncertainties
Further significant estimates relate to provisions, estimate of the useful lives of tangible and intangible assets, recoverability of trade receivables and deferred tax assets.

2.4	Summary of significant accounting policies

Property and equipment
Property and equipment is stated at cost, excluding the costs of day-to-day servicing, less accumulated depreciation and accumulated impairment in value. Cost includes the cost of replacing part of such property and equipment when that cost is incurred if the recognition criteria are met. Repairs and maintenance are charged to expense during the financial period in which they are incurred.
Each part of an item of property and equipment with a cost that is significant in relation to the total cost of the item is depreciated separately. Depreciation is calculated on a straight-line basis over the useful life of the assets as follows:

•	cable television networks: 12 years;

•	equipment and fixtures: 5 to 10 years;

•	buildings: 25 years.
The carrying values of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
An item of property, plant and equipment is de-recognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement in the year the asset is de-recognized.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
The asset’s residual values, useful lives and methods are reviewed, and adjusted if appropriate, at each financial year end.

Borrowing costs
Borrowing costs that are directly attributable to the construction of networks are capitalized as part of cost. In 2005 and 2004, the Company capitalized €1,316 and €1,142, respectively, of such borrowing costs. The capitalization rate used to determine the amount of borrowing cost is 12% in both years.

Goodwill
Goodwill acquired in a business combination is initially measured using the excess of the cost of the business combination over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.
For the purpose of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Company’s cash-generating units that are expected to benefit from the synergies of the combination, irrespective of whether other assets or liabilities of the Company are assigned to those units. Each unit to which goodwill is so allocated represents the lowest level within the Company at which goodwill is monitored for internal management purposes and is a reportable segment determined in accordance with IAS 14 Segment Reporting.
Impairment is determined by assessing the recoverable amount of the cash-generating unit to which goodwill relates. Where the recoverable amount of the cash-generating unit is less than the carrying amount, an impairment loss is recognized. Where goodwill forms part of a cash-generating unit and part of the operation within that unit is disposed of, goodwill associated with the operation disposed of is included in the carrying amount of the operation when determining the gain or loss on disposal of the operation. Goodwill disposed of in this circumstance is measured based on the relative values of the operation disposed of and the portion of the cash-generating unit retained.

Other Intangible assets
Other intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets are not capitalized and expenditure is charged against profits in the year in which the expenditure is incurred.
The useful lives of intangible assets are assessed to be either finite or indefinite. The Company has determined that there are no intangible assets with indefinite useful lives.
Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at each fiscal year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the income statement in depreciation and amortization.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Amortization of intangible assets is calculated on a straight-line basis over the useful life of the assets as follows:

•	customer lists: 15 years;

•	other intangible assets: 3 to 10 years.
Gains or losses arising from de-recognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the income statement when the asset is de-recognized.

Impairment of assets
The Company assesses at each reporting date whether there is an indication that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs to sell and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Impairment losses of continuing operations are recognized in the income statement in those expense categories consistent with the function of the impaired asset.
An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment losses may no longer exist or may have decreased. If such indication exists, the recoverable amount is estimated. A previously recognized impairment loss is reversed only if there has been a change in the estimates used to determine the asset’s recoverable amount since the last impairment loss was recognized. If that is the case the carrying amount of the asset is increased to its recoverable amount. That increased amount cannot exceed the carrying amount that would have been determined, net of depreciation, had no impairment loss been recognized for the asset in prior years. Such reversal is recognized in profit or loss. After such a reversal the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less any residual value, over its remaining useful life.

Trade receivables
Trade receivables, which generally are due immediately after month end, are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. Provision is made when there is objective evidence that the Company will not be able to collect the debts. Bad debts are written off when identified.

Cash
Cash in the balance sheet and in the cash flow statement comprise cash at banks and cash in hand.

Interest-bearing loans and borrowings
All loans and borrowings are initially recognized at the fair value of the consideration received less directly attributable transaction costs.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
After initial recognition, interest-bearing loans and borrowings are subsequently measured at amortised cost using the effective interest method.
Gains and losses are recognized in net profit or loss when the liabilities are derecognized as well as through the amortization process.

De-recognition of financial liabilities
A financial liability is de-recognized when the obligation under the liability is discharged or cancelled or expires. Where an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a de-recognition of the original liability and the recognition of a new liability, and the difference in the respective carrying amounts is recognized in profit or loss.

Provisions
Provisions are recognized when the Company has a present obligation as a result of a past event, it is probable that a payment will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Company expects some or all of a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain. The expense relating to any provision is presented in the income statement net of any reimbursement. If the effect of the time value of money is material, provisions are discounted using a current pre-tax rate that reflects, where appropriate, the risks specific to the liability. Where discounting is used, the increase in the provision due to the passage of time is recognized as a borrowing cost.

Share-based payment transactions
Employees (including senior executives) of the Company receive remuneration in the form of share-based payment transactions, whereby employees render services as consideration for equity instruments (‘equity settled transactions’).
The cost of equity-settled transactions with employees is measured by reference to the fair value at the date on which they are granted. The fair value is determined by using the Black-Scholes option-pricing model, further details of which are given in Note 12. In valuing equity-settled transactions, no account is taken of any performance conditions, other than conditions linked to the price of the shares of PrimaCom (‘market conditions’), if applicable.
The cost of equity-settled transactions is recognized, together with a corresponding increase in equity, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the relevant employees become fully entitled to the award (‘the vesting date’). The cumulative expense recognized for equity-settled transactions at each reporting date until the vesting date reflects the extent to which the vesting period has expired and the Company’s best estimate of the number of equity instruments that will ultimately vest. The income statement charge or credit for a period represents the movement in cumulative expense recognized from the beginning to the end of that period.
The dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share (Note 8).
The Company has applied IFRS 2 to all equity settled share-based payment transactions.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

Leases
The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement and requires an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets and whether the arrangement conveys a right to use the asset.
Finance leases, which transfer to the Company substantially all the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income.
Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset and the lease term, if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term.
Operating lease payments are recognized as an expense in the income statement on a straight-line basis over the lease term.

Revenue recognition
Cable Network Revenue: revenues related to video, telephony and internet access are recognized in the period the related services are provided to the customers over the Company’s cable networks. The majority of the subscribers are directly debited each month by the Company.
Installation revenue (including reconnect fees) related to these services over the Company’s cable network is recognized as revenue in the period in which the installation occurs.
Subscriber Advance Payments and Deposits: payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Taxes
Current tax assets and liabilities for the current and prior periods are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amount are those that are enacted by the balance sheet date.
Deferred income tax is provided using the liability method on temporary differences at the balance sheet date between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities are recognized for all taxable temporary differences, except when a deferred tax liability arises from the initial recognition of goodwill from an asset or liability received in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss.
Deferred income tax assets are recognized for all deductible temporary differences, carry-forward of unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, and the carry-forward of unused tax losses can be utilized, except where the deferred income tax asset relating to the deductible temporary difference arises from the initial recognition of an asset or liability received in a transaction that is not a business combination and, at the time of the transaction, affects neither the accounting profit nor taxable profit or loss.
The carrying amount of deferred income tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
deferred income tax asset to be utilized. Unrecognized deferred income tax assets are reassessed at each balance sheet date and are recognized to the extent that it has become probable that future taxable profit will allow the deferred tax asset to be recovered.
Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply to the year when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted or substantively enacted at the balance sheet date.
Deferred tax assets and deferred tax liabilities are offset, if a legally enforceable right exists to set off current tax assets against current tax liabilities and the deferred taxes relate to the same taxable entity and the same taxation authority.

Derivative financial instruments and hedging
The Company uses derivative financial instruments such as interest rate swaps to hedge its risks associated with interest rate fluctuations. In addition, so-called “Phantom options” were granted to the lenders of the Company. Such derivative financial instruments are initially recognized at fair value on the date on which a derivative contract is entered into and are subsequently re-measured at fair value. Derivatives are carried as assets when the fair value is positive and as liabilities when the fair value is negative.
Any gains or losses arising from changes in fair value on derivatives that do not qualify for hedge accounting are taken directly to net profit or loss for the year. The Company does not have any derivatives that apply for hedge accounting.

2.5	IFRSs and IFRIC Interpretations not yet effective
PrimaCom has not applied the following IFRSs and IFRIC Interpretations that have been issued but are not yet effective.

IFRS 7 “Financial instruments: Disclosures”
In August 2005 the IASB published the standard IFRS 7 “Financial instruments: Disclosures”. This standard supersedes the existing IAS 30 and adopts all provisions regarding disclosures in the notes contained in IAS 32. Among other changes the capital disclosures were amended or added. This standard has completely restructured the disclosure requirements for financial instruments. Disclosures on the objectives, methods, risks, security and management processes are now required. The disclosure provisions of IFRS 7 and the modified capital disclosure requirements of IAS 1 shall apply to periods beginning on or after January 1, 2007. Earlier application is encouraged. The new provisions of IFRS 7 do not affect measurement at PrimaCom Group, but more detailed disclosures and presentations will be required.

IFRIC Interpretations 4, 5, 6 and 7
The adoption of IFRIC Interpretation 4 “Determining whether an Arrangement contains a Lease”, IFRIC Interpretation 5 “Rights to Interests Arising from Decommissioning, Restoration and Environmental Rehabilitation Funds” IFRIC Interpretation 6 “Liabilities arising from Participating in a Specific Market-Waste Electrical and Electronic Equipment” and IFRIC Interpretation 7 “Applying the Restatement Approach under IAS 29 Financial Reporting in Hyperinflationary Economies” is not expected to have a material impact on PrimaCom’s financial statements.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

3.	Segment information
Business segments are defined as distinguishable components of an enterprise that are engaged in providing an individual product, service or a group of related products or services that are subject to risks and returns that are different from those of other business segments.
PrimaCom’s revenues primarily include monthly subscription fees, and to a lesser extent installation and connection fees, related to its basic analog cable television service and high speed Internet access. Revenue also includes monthly subscription fees, and to a lesser extent installation and connection fees, related to digital television service, which in turn includes revenue from both near-video and video-on-demand services. Other notable sources of revenue include signal delivery fees charged to other cable television operators for delivery of signal to their networks and carriage fees paid by program producers for the distribution of their programs to customers.
Until December 5, 2005 the Company had two reportable business segments based on geographic location which was determined to be the primary segment reporting format: Germany and The Netherlands (Multikabel). On December 5, 2005, the business segment The Netherlands (Multikabel) was sold and is therefore not longer shown as a separate segment. Accordingly, the Company only has one business segment onwards.
Although revenues for the four product categories shown below are regularly reviewed by the chief operating decision maker or decision making group, these product categories do not form separate business segments due to the insignificant size of all product categories other than analog cable television service. Accordingly, for internal reporting purposes, the Company does not allocate operating costs, expenses and segment assets to these product categories.
The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Revenue

	2005	2004

		(unaudited)
Germany
Analog cable	108,494	112,833
Digital cable	726	665
High-speed Internet	3,227	2,340
Other revenue	5,849	6,142

Total revenues	118,296	121,980

The revenues of the business segment in The Netherlands (Multikabel) are reported as discontinued operations (Note 7).

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

Results and expenditures

	2005	2004

		(unaudited)
Germany
Total profit (loss) from continuing operations	109,407	(68,133)
Total finance cost	67,783	62,432
Total depreciation and amortization	42,821	45,600
The results of the business segment in The Netherlands (Multikabel) are reported as discontinued operations (Note 7).

Assets and liabilities

	2005	2004

		(unaudited)
Germany	485,405	503,081
The Netherlands (Multikabel)	0	396,697

Total assets	485,405	899,778

Germany	438,148	1,052,210
The Netherlands (Multikabel)	0	41,981

Total liabilities	438,148	1,094,191

Other segment information

	2005	2004

		(unaudited)
Germany	16,395	13,558
The Netherlands (Multikabel)	0	20,187

Total capital expenditure	16,395	33,745

Germany	86,992	58,143
The Netherlands (Multikabel)	0	0

Total non-cash expenses other than depreciation and amortization	86,992	58,143

4.	Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2005 and 2004 are comprised of the following:

	2005	2004

		(unaudited)
Operations expenses	40,578	36,261
Selling, general and administrative expenses	15,368	14,329
Corporate overhead expenses	15,205	21,646
Depreciation and amortization	42,821	45,600

Total operating costs and expenses	113,972	117,836

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Operations expenses primarily include signal delivery fees paid, Internet fees, copyright royalty expense and film license payments. Labor, materials and other expenses related to the repair and maintenance of PrimaCom’s networks are also included in operations expenses.
In Germany, the Company continues to rely on Kabel Deutschland and successor private operators to deliver a programming signal to cable networks serving approximately 50% of its subscribers. Kabel Deutschland and successor private operators continue to own and operate the head-end and the principal transmission lines. Cable network operators such as PrimaCom are required to pay Kabel Deutschland a signal delivery fee pursuant to agreements known as signal delivery contracts. The terms of signal delivery contracts vary. Most signal delivery contracts are for a fixed period, usually five to ten years, and are subject to negotiated renewal. PrimaCom typically pays Kabel Deutschland and successor private operators either a flat fee or a fee per subscriber that is determined by reference to a published fee schedule based on the number of homes connected to one connection point. A number of signal delivery contracts provide for price escalation during the first three to five years (Bauzeitenregelung) to ease initial network development costs. The ceilings in the majority of the escalation clauses of these contracts have been reached.
Selling, general and administrative expenses primarily include salaries and wages of personnel directly involved in the sales, general and administrative functions of PrimaCom’s operating companies, expenses of maintaining operating offices, marketing expenses, costs of consultants used to support operating activities, automobile expenses, certain cash management expenses, billing expenses, office supplies and other expenses associated with the operation of PrimaCom’s networks and services.
Corporate overhead expenses consist of personnel expenses for senior management, financial accounting, information technology, product development, licensing fees paid for PrimaCom’s billing, subscriber and financial accounting systems, the cost of the corporate office and legal and accounting expenses related to the operation of the corporate office. Non-cash compensation expense related to the stock option plans is also included in corporate overhead.

Employee benefits expense
Employee benefits expense for the years ended December 31, 2005 and 2004 is comprised of the following:

	2005	2004

		(unaudited)
Salaries and wages	14,040	14,382
Social security costs	2,593	2,758
Management bonus	11,248	0
Share-based payment plan	105	36
Other	1,699	2,327

	29,685	19,503

Management bonus is included in other expenses (Note 5).
The average number of employees was 490 and 493 (excluding Multikabel) in 2005 and 2004, respectively. In 2005 this included 419 full-time and 71 part-time employees.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

5.	Other income and expense

Other expense
Other expense for the years ended December 31, 2005 and 2004 is comprised of the following:

	2005	2004

		(unaudited)
Management bonus	11,248	0
Legal fees	300	814
Other	368	0

	11,916	814

In connection with the refinancing and restructuring, the Company granted to all officers involved, 1,660,000 shares which will be issued in 2006 and 2007. As of December 31, 2005, the Company has expensed €11,248 based on the share price applicable to the fulfillment of certain conditions agreed in connection with the sale of Multikabel, including a bonus for the successful restructuring of the Company and termination of one member of the management board.

Finance costs
Finance costs for the years ended December 31, 2005 and 2004 are comprised of the following:

	2005	2004

		(unaudited)
Interest on Second Secured Loan	54,743	48,950
Interest on other loans and borrowings	15,555	13,482
Reduction in fair value of “Phantom Option Rights”	(2,515)	0

	67,783	62,432

Gain from extinguishment of debt
The gain from extinguishment of debt for the year ended December 31, 2005 is comprised of the following:

2005

Extinguishment related to the 2002 Convertible Second Secured Loan	176,168
Extinguishment of cash interest related to previous financing	59,596
Immediate amortization of debt issuance cost related to previous financing	(24,652)

Gain from extinguishment of debt	211,112

The extinguishment of debt is further described in Note 2.1 and in Note 14.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

6.	Income tax
The major components of income tax expense for the years ended December 31, 2005 and 2004 are:

	2005	2004

		(unaudited)
Current income tax charge	(25,692)	(7,251)
Deferred income tax	(638)	(1,780)

Total income tax	(26,330)	(9,031)

A reconciliation between the expected tax expense (benefit) based on Germany’s domestic tax rate and the actual tax expense for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

		(unaudited)
Profit(+)/ Loss(-) from continuing operations before tax	135,737	(59,102)
Profit(+)/Loss(-) from discontinued operations before tax	132,158	(41,737)

Profit(+)/ Loss(-) before income tax	267,895	(100,839)

At Germany’s statutory income tax rate of 39.7% (2004: 39.9%)	(106,248)	40,235
Non-taxable result from discontinued operations	52,414	(16,691)
Non-taxable income due to usage of loss carryforward	24,911	0
Non-deductible interest expense on trade taxes	(13,662)	(13,865)
Benefit on interCompany transactions	0	7,059
Change in valuation of deferred taxes	9,926	(29,852)
Reversal of tax accruals of prior years	9,977	0
Optimization of tax returns	0	1,736
Other	(3,648)	2,347

At the effective income tax rate of 9.8% (2004: 9.0%)	(26,330)	(9,031)

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Deferred income tax at December 31, 2005 and 2004 and for the years then ended, relate to the following:

	Consolidated		Consolidated
	Balance Sheet		Income Statement

	2005	2004	2005	2004

		(unaudited)		(unaudited)
Deferred tax assets
Loss carry-forwards	0	31,611	(31,611)	(2,187)
Property and equipment	18,409	25,675	(7,266)	(9,246)
Intangibles	400	409	(9)	(14)
Other	0	0	0	(464)

Total Deferred tax assets	18,809	57,695

Deferred tax liabilities:
Property and equipment	(17,544)	(40,370)	22,826	6,715
Financing fees	(4,872)	(10,494)	5,622	2,049
Customer lists	0	(10,986)	10,986	1,424
Other	(4,294)	(3,108)	(1,186)	(57)

Total Deferred tax liabilities	(26,710)	(64,958)

Deferred income tax income (expense)			(638)	(1,780)

As of December 31, 2005 and 2004, the Company had available, in Germany, total tax loss carry-forwards for corporate income tax of approximately €452,215 and €460,692, respectively, and for trade tax of approximately €203,233 and €261,943, respectively. Under current German tax laws, these loss carry-forwards have an indefinite life and may be used to offset future taxable income. Deferred tax assets have not been recognized for losses incurred in Germany, as they may not be used to offset taxable profits elsewhere in the PrimaCom Group and the subsidiaries historically reported net losses from continuing operations.
In addition, the Company had cumulative tax loss carry-forwards under tax law in The Netherlands related to Multikabel of approximately €160,119 as of December 31, 2004.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

7.	Discontinued operations
On October 6, 2005 the Company gave notice that it had entered into a purchase agreement with Amsterdamse Beheer- en Consultingmaatschappij and B.V.Christina Beheer- en Adviesmaatschappij B.V., companies controlled by the global private equity firm Warburg Pincus, regarding the indirect sale of all shares in N.V. Multikabel as well as all debt of all Dutch subsidiaries in the PrimaCom Group. The transaction was consummated by December 5, 2005 and resulted in a gain on the sale of €168,902. After deduction of cash disposed of amounting to €8,276 the net proceeds from the sale amounted to €500,854. The total net assets disposed of, excluding cash, amounted to €331,952 and are comprised of the following:

Property and equipment	157,059
Goodwill	155,277
Other intangible assets	32,754
Deferred tax asset	31,611
Other assets excluding cash	6,337

Total assets disposed of	383,038
Deferred tax liability	(31,611)
Other liabilities	(19,475)

Total net assets disposed of	331,952

The results of Multikabel are included in the consolidated financial statements until December 5, 2005 and are reported as a discontinued operation in the consolidated income statements for the years ended December 31, 2005 and 2004 as presented below:

	2005	2004

		(unaudited)
Revenues	97,079	88,733
Operating costs and expenses:
Operations	(24,223)	(19,388)
Selling, general and administrative	(13,644)	(12,606)
Corporate overhead	(2,911)	(2,738)
Depreciation and amortization	(34,263)	(33,344)

	(75,041)	(68,076)
Operating profit	22,038	20,657
Interest expense	(59,928)	(60,357)
Other income	1,146	0
Other expense	0	(2,037)

	(36,744)	(41,737)
Gain on sale	168,902	0

Profit/ (loss) before tax	132,158	(41,737)
Income tax expense	0	0

Gain/ (loss) for the year from discontinued operations	132,158	(41,737)

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
The net cash flows incurred by Multikabel are as follows:

	2005	2004

		(unaudited)
Net cash provided by (used in) operating activities	1,568	(7,698)
Net cash provided by (used in) investing activities	(18,586)	(20,187)
Net cash provided by (used in) financing activities	24,932	27,717

Net cash flow from discontinued operations	7,914	(168)

8.	Earnings per share
Basic earnings per share amounts are calculated by dividing net profit (loss) for the year attributable to ordinary equity holders of the parent by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share amounts are calculated by dividing the net profit attributable to ordinary equity holders of the parent by the weighted average number of ordinary shares outstanding during the year plus the weighted average number of ordinary shares that would be issued upon the conversion of all the dilutive potential ordinary shares into ordinary shares.
The following reflects the income and share data used in the basic and diluted earnings per share computations:

	2005	2004

		(unaudited)
Numerator:
Numerator for basic and diluted earnings per share — profit (loss) from continuing operations attributable to ordinary equity holders of the parent	109,412	(68,216)
Numerator for basic and diluted earnings per share — profit (loss) from discontinuing operations attributable to ordinary equity holders of the parent	132,158	(41,737)
Numerator for basic and diluted earnings per share — profit (loss) for the year attributable to ordinary equity holders of the parent	241,570	(109,953)
Denominator:
Denominator for basic earnings per share — weighted average number of shares outstanding	19,798,552	19,798,552
Denominator for diluted earnings per share — weighted average number of shares outstanding	19,962,441	19,798,552
Basic earnings per share (€ ) from continuing operations	5.53	(3.45)
Diluted earnings per share (€ ) from continuing operations(A)	5.48	(3.45)
Basic earnings per share (€ ) from discontinuing operations	6.68	(2.11)
Diluted earnings per share (€ ) from discontinuing operations(A)	6.62	(2.11)
Basic earnings per share (€ ) from net income/ loss	12.20	(5.56)
Diluted earnings per share (€ ) from net income/ loss(A)	12.10	(5.56)
Outstanding stock options and contingent value rights are excluded from the loss per share calculation because the effect would be anti-dilutive.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

9.	Property and equipment
In 2005, property and equipment balances are as follows:

	Cable	Equipment
	Television	and	Land and	Construction
	Network	Fixtures	Buildings	in Process	Total

At January 1, 2005, net of accumulated depreciation and impairment	391,135	19,075	4,227	16,306	430,743
Additions	3,389	4,111	470	26,833	34,803
Disposal of Multikabel (Note 7)	(146,962)	(3,289)	(562)	(6,246)	(157,059)
Other disposals	(161)	(62)	0	(110)	(333)
Reclassifications	20,142	1	0	(20,143)	0
Depreciation	(66,163)	(4,426)	(401)	0	(70,990)

At December 31, 2005, net of accumulated depreciation and impairment	201,380	15,410	3,734	16,640	237,164

At January 1, 2005:
Cost	832,219	75,830	6,021	16,306	930,376
Accumulated depreciation and impairment	(441,084)	(56,755)	(1,794)	0	(499,633)

Net carrying amount	391,135	19,075	4,227	16,306	430,743

At December 31, 2005:
Cost	582,335	71,004	5,328	16,640	675,307
Accumulated depreciation and impairment	(380,955)	(55,594)	(1,594)	0	(438,143)

Net carrying amount	201,380	15,410	3,734	16,640	237,164

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
In 2004, property and equipment balances are as follows (unaudited):

	Cable	Equipment
	Television	and	Land and	Construction
	Network	Fixtures	Buildings	in Process	Total

At January 1, 2004, net of accumulated depreciation and impairment	419,635	20,960	4,493	24,510	469,598
Additions	4,054	3,222	77	26,379	33,732
Disposals	(7)	(96)	0	0	(103)
Reclassifications	34,583	0	0	(34,583)	0
Depreciation	(70,707)	(5,011)	(343)	0	(76,061)
Correction of error	3,577	0	0	0	3,577

At December 31, 2004, net of accumulated depreciation and impairment	391,135	19,075	4,227	16,306	430,743

At January 1, 2004:
Cost	792,994	73,428	5,944	24,510	896,876
Accumulated depreciation and impairment	(373,359)	(52,468)	(1,451)	0	(427,278)

Net carrying amount	419,635	20,960	4,493	24,510	469,598

At December 31, 2004:
Cost	832,219	75,830	6,021	16,306	930,376
Accumulated depreciation and impairment	(441,084)	(56,755)	(1,794)	0	(499,633)

Net carrying amount	391,135	19,075	4,227	16,306	430,743

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

10.	Intangible assets
In 2005, intangible asset balances are as follows:

		Customer		Total Other
	Goodwill	Lists	Other	Intangible Assets

At January 1, 2005, net of accumulated amortization	359,710	39,397	3,023	42,420
Additions	0	0	178	178
Disposal of Multikabel (Note 7)	(155,277)	(32,754)	0	(32,754)
Other disposals	0	0	(164)	(164)
Amortization	0	(4,947)	(1,147)	(6,094)

At December 31, 2005, net of accumulated amortization	204,433	1,696	1,890	3,586

At January 1, 2005:
Cost	455,449	61,325	11,201	72,526
Accumulated amortization	(95,739)	(21,928)	(8,178)	(30,106)

Net carrying amount	359,710	39,397	3,023	42,420

At December 31, 2005:
Cost	286,685	2,085	11,215	13,300
Accumulated amortization	(82,252)	(389)	(9,325)	(9,714)

Net carrying amount	204,433	1,696	1,890	3,586

Customer lists were acquired by the Company in 2003. The remaining amortization period of customer lists as of December 31, 2005 is 12 years.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
In 2004 intangible asset balances are as follows:

		Customer		Total Other
	Goodwill	Lists	Other	Intangible Assets

At January 1, 2004, net of accumulated amortization	359,710	44,703	4,164	48,867
Additions	0	0	13	13
Amortization	0	(5,306)	(1,154)	(6,460)

At December 31, 2004, net of accumulated amortization	359,710	39,397	3,023	42,420

At January 1, 2004:
Cost	455,449	61,325	11,188	72,513
Accumulated amortization	(95,739)	(16,622)	(7,024)	(23,646)

Net carrying amount	359,710	44,703	4,164	48,867

At December 31, 2004:
Cost	455,449	61,325	11,201	72,526
Accumulated amortization	(95,739)	(21,928)	(8,178)	(30,106)

Net carrying amount	359,710	39,397	3,023	42,420

11.	Impairment testing of goodwill
Goodwill acquired through business combinations has been allocated to two individual cash-generating units, which are reportable segments, for impairment testing as follows: Germany and The Netherlands (Multikabel).

Germany
The recoverable amount of the Germany unit has been determined based on a value in use calculation using cash flow projections. The discount rate applied to cash flow projections is 8.12%, 9.25% and 9.25% as of December 31, 2005, December 31, 2004 and January 1, 2004 (date of transition to IFRS), respectively. Cash flows beyond the 5-year period are extrapolated using a 1.0% growth rate.

The Netherlands (Multikabel)
The recoverable amount of the Netherlands (Multikabel) unit has been determined based on a value in use calculation using cash flow projections. The discount rate applied to cash flow projections is 8.52% and 9.48% as of December 31, 2004 and January 1, 2004 (date of transition to IFRS), respectively. Cash flows beyond the 5-year period are extrapolated using a 1.0% growth rate. Due to the sale of Multikabel on December 5, 2005, goodwill of €155,277 allocated to this unit has been de-recognized as of that date (Note 7).

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

Carrying amount of goodwill allocated to each of the cash-generating units

	2005	2004

		(unaudited)
Germany	204,433	204,433
The Netherlands (Multikabel)	0	155,277

Total carrying amount of goodwill	204,433	359,710

Key assumptions used in value in use calculation
The basis used for the calculation of value in use of the reporting units is free cash flow, which has been defined as earnings before interest, taxes and depreciation and amortization (“EBITDA”) less capital expenditures and plus or minus changes in working capital. Free cash flows were discounted using the Company’s weighted average cost of capital (“WACC”).

•	Free cash flows — the basis used to determine free cash flows is a long range financial plan approved by senior management with cash flow projections covering a 5 year period.

•	EBITDA — the basis used to determine the value assigned to planned EBITDA is the average EBITDA generated in the year immediately before the plan period and adjusted going forward for expected changes in penetration of the customer base, increased penetration from new services (Internet and Telephony), planned cost efficiencies and inflation.

•	Capital expenditures — Capital expenditures are based on a planned network upgrades designed to build out our networks and to provide new services.

12.	Share-based payment plans

The 1999 Universal and Executive share-based payment plans
On February 22, 1999, the Company adopted an equity-settled share-based payment plan for the benefit of all its employees and the employees of its subsidiaries (the “1999 Universal Share-based payment plan”) and a share-based payment plan for its executive officers and the executive officers of the subsidiaries (the “1999 Executive Share-based payment plan”). The two share-based payment plans provide for the issuance of stock options allowing eligible employees and executive officers to acquire shares. The Company has been authorized to issue a total of 1,000,000 shares including 300,000 shares under the 1999 Universal Share-based payment plan and 700,000 shares under the 1999 Executive Share-based payment plan.
The options granted in 1999 and 2000 under both the 1999 Universal Share-based payment plan and the 1999 Executive Share-based payment plan vest over a three-year period. One-third of the options vest on the first anniversary of the grant and the remaining options vest in equal monthly amounts over the following two years. The vested options are exercisable after the second anniversary of the grant and expire on the fifth anniversary of the grant. If the participant’s employment agreement terminates before the options vest in full, the participant’s vested options will be computed by multiplying 1/36 times the number of full months of employment between the date of the option grant and the date of termination. Each option is exercisable only if the average daily closing price of the shares, calculated as the average over the five consecutive trading days on the Frankfurt Stock Exchange immediately prior to the first option exercise, equals at least 120% of the respective exercise price of the option.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

The 2000 Universal and Executive share-based payment plans
In July 2000, the Company created two new equity-settled share-based payment plans, the 2000 Universal Share-based payment plan with 150,000 options, and the 2000 Executive Share-based payment plan with 350,000 options. The Company may not grant options under the 2000 plans until all the options under the 1999 plans have been granted.

Stock option activity

			Weighted Average
			Fair Value of
	Number of	Weighted Average	Options Granted
	Shares	Exercise Price	During the Year

		(in €)	(in €)
Outstanding at January 1, 2004 (date of transition to IFRS)	1,002,625	27.52
Granted	200,000	0.56	0.88
Exercised	0
Expired	(691,785)	31.36
Forfeited	(50,766)	8.07

Outstanding at December 31, 2004	460,074	12.16
Granted	100,000	5.62	5.22
Exercised	0	0
Expired	0	0
Forfeited	(96,185)	52.54

Outstanding at December 31, 2005	463,889	2.38

Options exercisable at December 31, 2005	163,889	2.63

Options outstanding by range of exercise price at December 31, 2005

Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices (€)	Outstanding	Years	Price (€)	Outstanding	Price (€)

0.42	63,889	1.75	0.42	63,889	0.42
0.55-0.56	200,000	3.47	0.56	0	0
4.04	100,000	1.16	4.04	100,000	4.04
5.62	100,000	2.92	5.62	0	0

	463,889			163,889	2.63

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

Compensation expense recognized under share-based payment plans
Compensation expense totaled €105 and €36 in 2005 and 2004, respectively.

Determination of fair value
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004

		(unaudited)
Risk free rate of interest	5.5%	5.5%
Expected dividend yield	0.0%	0.0%
Expected life	3.0 years	3.0 years
Expected volatility	64.7%	134.4%

13.	Equity/ (deficit)
The Company is incorporated as an Aktiengesellschaft (hereafter “AG”) under German law. Registered capital of an AG is in the form of shares and represents negotiable securities. Since June 5, 2003 PrimaCom was listed in the Prime Standard of the Frankfurt Stock Exchange. On March 25, 2004 the Company applied to change from the Prime Standard to the General Standard of the Frankfurt Stock Exchange.
Subsequent to the balance sheet date an extraordinary General Shareholder’s Meeting on March 14, 2006 passed several resolutions related to equity (Note 20).

Issued capital
As of December 31, 2005 and 2004 the Company has authorized 31,692,792 ordinary bearer shares with a pro rata share in the registered capital of €2.56 per share and has issued 19,798,552 of such shares. Each ordinary bearer share is entitled to one vote.

Share option schemes
The Company has several share option schemes under which options to subscribe for the Company’s shares have been granted to employees and executive officers (Note 12).

Dividends
Dividends may only be declared and paid from the accumulated retained earnings (after deduction of certain reserves) shown in the Company’s annual German statutory unconsolidated accounts. Such amounts differ from the total of shareholders’ equity (deficit) as shown in the consolidated financial statements as a result of the adjustments made to present the consolidated financial statements in accordance with IFRS. As of December 31, 2005, the Company’s German statutory accounts reflect no retained earnings available for distribution.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

14.	Interest bearing loans and borrowings
Interest bearing loans and borrowings consist of the following:

	2005	2004

		(unaudited)
Borrowings under the 2000 Senior Credit Facility		475,835
2002 Second Secured Loan		481,628
Borrowings under the 2005 Senior Credit Facility:
• Term A Facility	96,241
• Term B Facility	86,612
• Term C Facility	86,608

Total 2005 Senior Facilities	269,461
2005 Mezzanine Loans
• Series A Notes	38,669
• Alternative Equity Kicker on Series A Notes	7,268
• Series B Notes	18,549

Total 2005 Mezzanine Loan	64,486
Overdrafts	3	0

Total interest bearing loans and borrowings	333,950	957,463

Non-current portion	315,398	0

Current portion	18,552	957,463

2005 Refinancing
As discussed in Note 2.1, the refinancing of the Company resulted in the extinguishment of the 2000 Senior Credit Facility and the 2002 Second Secured Loan. An amount of €866,111 of the prior financing has been repaid in December 2005 resulting in a gain from extinguishment of debt amounting to €211,112 (Note 5).
In their place the Company entered into a new €300,000 Senior Facility ( the “2005 Senior Credit Facility”), of which €280,000 was drawn at closing on December 5, 2005. The remaining €20,000 Credit Facility consists of a €5,000 Revolving Facility and an Overdraft Facility of €15,000. Further, the Company entered into €69,000 Mezzanine Loan (the “2005 Mezzanine Loan”). Accordingly, the total proceeds from interest bearing loans and borrowings amounted to €349,000.

The 2005 Senior Credit Facility
The drawn Credit Facility of €280,000 consists of a €100,000 Term A Facility, a €90,000 Term B Facility and a €90,000 Term C Facility. Principal payments on Term A Facility are due quarterly beginning in the fourth quarter of 2006 with the final payment due on December 31, 2012. The principal amount of Term B and Term C Facility are due in one lumps-sum payment on December 5, 2013 and 2014, respectively. Interest on Term A, B and C Facilities is payable at EURIBOR plus a margin of 2.35%, 2.85% and 3.35%, respectively. As of December 31, 2005 Term A, B and C Facilities bear an effective interest rate of 5.31%, 5.73% and 6.47%, respectively.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Amounts outstanding under the Revolving Credit Facility bear interest at EURIBOR plus a margin in a range of 1.65% to 2.35%, depending on the ratio of total indebtedness of the Company’s subsidiaries to annualized earnings before interest, tax, depreciation and amortization (“EBITDA”).
The 2005 Senior Credit Facility is secured by, among other things, liens on receivables from cable television subscribers, concession agreements, equipment and interests in all shares of PrimaCom’s subsidiaries. In addition, the Facility contains customary operating and financial covenants, which, among other things, require the Company to maintain specified ratios relating to cash flow and total debt. Furthermore, there are restrictions on incurring debt, encumbering revenues or assets, lending funds to third parties or assuming liabilities, disposing of properties and paying dividends or making distributions.
Under the terms of the Senior Credit Facility, the available commitment amount is reduced in quarterly amounts to the amounts reflected below as of December 31 of the years indicated:

Available Commitment
Year Ended	and Overdraft

2005	300,000
2006	296,000
2007	280,000
2008	264,000
2009	248,000
At December 31, 2005, the Company had €20,000 unused availability under the Credit Facility. The interest rate on this portion of the Revolving Credit Facility was 4.76% at December 31, 2005.

The 2005 Mezzanine Loan
On December 5, 2005 the Company also entered into a €69,000 Mezzanine Loan Agreement. The Mezzanine Loan consists of €50,000 Series A Notes, repayable together with accrued interests in one amount on December 5, 2015, and €19,000 Series B Notes, repayable together with accrued interest plus a 5% premium on December 5, 2006. The Series A and B Notes are structurally subordinated to the year 2005 Senior Credit Facility since the obligor of the Notes is PrimaCom AG which does not run any operational business and is therefore dependent on distributions made by its operating subsidiaries.
The Mezzanine loans were paid out after deduction of a discount of 2.5% or €1,725. The discount is amortized by the effective interest method over the terms of the A and B Notes, respectively. The premium related to the Series B Note is accrued by the effective interest method over the term of the Series B Note.
The Mezzanine Loan balance bears an interest at EURIBOR plus 10.5% over the term of the loan. The 10.5% includes both a cash interest portion and a non-cash interest portion. The cash portion starts in December 2007 at a rate of 3.5% and increases until 2010 to a rate of 4%. The non-cash interest portion accrues to the outstanding loan amount and will be due upon final repayment of the Mezzanine Loan.
As of December 31, 2005 Series A and B Notes bear an effective interest of 13.46%, and 21.92%, respectively.

Alternative Equity Kicker Agreement
As of December 31, 2005 the €50,000 Series A Note described above was linked to an “Alternative Equity Kicker Agreement” under which so-called “Phantom Options” were granted to the lenders. The Company is obligated for the 10-years term of the Series A Note to pay in cash the difference between the current stock quotation and an amount fixed in the agreement.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
The “Phantom Option Rights” (“POR”) had the following essential characteristics: a POR obligated the Company to pay a sum of money in the amount of the difference between the XETRA final quotation of a PrimaCom Share on the day the POR would be exercised by the holder of the POR and;

•	€5.00 if the exercise notice was served after December 31, 2005 but prior to or on April 21, 2006; or

•	€4.50 if the exercise notice was served after April 21, 2006.
The PORs could be exercised until the 10th anniversary of the execution of the Alternative Equity-Kicker-Agreement (i.e. until December 5, 2015). In addition the agreement contained various provisions to protect the POR against dilution.
As of the closing date on December 5, 2005 the PORs were recognized at their fair market value of €9,783 thus reducing the fair value of the liability from the Series A Notes. As of December 31, 2005 the fair market value of the PORs was €7,268 and the reduction in fair value of €2,515 has been recorded as a reduction of finance costs.
Under the terms of the “Alternative Equity Kicker Agreement” the Company had the right to propose to its General Shareholders to replace the Notes connected with the Phantom Options by Notes with warrants. This replacement has been approved by an Extraordinary General Shareholders’ Meeting held on March 14, 2006 (Note 20) and accordingly, the “Phantom Options” are not further relevant onwards.

Debt Issuance Costs
Transaction costs such as financing and professional fees are deducted from the respective loans and are amortized as bank debt interest over the term of the respective loans by the effective interest method.
In addition, at December 5, 2005 unamortized financing and professional fees of €24,652 relating to the previous financing were expensed and are included in the Income Statement in “Gain on Extinguishment of Debt”.

15.	Trade and other payables
Trade and other payables as of December 31, 2005 and 2004 are comprised of the following:

	2005	2004

		(unaudited)
Trade payables	5,352	11,457
Management bonus	11,248	0
Interest	1,101	22,517
Legal and accounting fees	1,627	4,070
Payroll	2,218	2,233
Multikabel (Note 7)	0	4,485
Other	3,661	3,416

	25,207	48,178

Terms and conditions of the above financial liabilities
Trade payables are non-interest bearing and are normally settled on 30-45 days terms.
Management bonus is non-interest bearing and final settlement is subject to shareholders’ approval (Note 20).

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Interest payable is settled on a 1, 2, 3 or 6 months term on the Company’s choice.
All other payables are non-interest bearing and have an average term of 2-3 months.

16.	Provisions
Provisions are as follows:

		Royalty	Total
	Taxes	Fees	Provisions

At January 1, 2004	7,928	6,051	13,979
Arising during the year	17,913	240	18,153
Utilized	(441)	(73)	(514)
Unused amounts reversed	(11,679)	0	(11,679)

At December 31, 2004	13,721	6,218	19,939
Arising during the year	40,240	250	40,490
Utilized	(387)	(10)	(397)
Unused amounts reversed	(10,104)	0	(10,104)

At December 31, 2005	43,470	6,458	49,928

All provisions are current.

Taxes
As a result of the restructuring of the PrimaCom Group in 2005 (Note 2.1) the Company recorded a significant gain from the extinguishment of debt including interest liabilities payable to the Company’s former lenders. Under the German rules on minimum taxation it is not possible to immediately offset this gain against prior losses and consequently a tax provision of €40,093 has been recorded. Under German tax administration rules the Company will apply for tax exemptions for the restructuring gain.

Royalty fees
The Company is currently in negotiations with “Gesellschaft für musikalische Aufführungs- und mechanische Vervielfältigungsrechte” (GEMA) for the payment of current and past royalty fees. No formal settlement agreement on final payment has been reached with GEMA so far.

17.	Commitments and contingencies

Finance lease commitments
In March and October 1993, the Company entered into two master lease agreements governing the terms of the majority of its cable network sale and leaseback transactions. Under the March 1993 agreement, the sale and leaseback transactions have a lease term of nine years and a monthly leasing rate of approximately 1.6% of the original sales price. At the end of the lease term, the Company has the option to extend leases under this agreement for one year or to repurchase the cable networks at the higher of 10.0% of the original sales price or the recorded net book value on the lessor’s books. Under the October 1993 agreement, the sale and leaseback transactions have a lease term of nine years and a monthly leasing rate of approximately 1.5% of the original sales price. The lessor has the right to require the Company to repurchase the cable networks at the end of the

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
lease term at an amount equal to approximately 11.5% of the original sales price. If the lessor sale option is not exercised, the lease automatically renews for an additional three years.

	2005	2004

		(unaudited)
Borrowings under sale-leaseback obligations	614	1,577
Current portion thereof	586	966

Non-current portion	28	611

Future minimum payments under capital leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2005 and 2004:

	2005	2004

		(unaudited)
2005	0	1,073
2006	607	607
2007	28	28

Total minimum lease payments	635	1,708
Less interest	(21)	(131)

Present value of minimum capitalized lease payments	614	1,577

Assets under capital leases are included within property and equipment as follows:

	2005	2004

		(unaudited)
Cable television networks	29,320	29,320
Less accumulated depreciation	(24,307)	(22,063)

	5,013	7,257

Depreciation expense on assets recorded under capital leases approximated €2,447 and €2,244 in 2005 and 2004, respectively.

Operating lease commitments and other contractual commitments
The Company obtains certain programming directly from other net-level 3 providers through various signal delivery contracts. The signal delivery contracts with Kabel Deutschland are generally for a fixed period of time and are subject to negotiated renewal. Under these contracts the Company typically pays to the vendors either a flat fee or a fee per customer that is determined by reference to a published fee schedule. As of December 31, 2005, the Company had a total commitment of approximately €70,815 through 2013, the date upon which the last agreement expires. For the years ended December 31, 2005 and 2004, total Kabel Deutschland fees expensed amounted to approximately €22,961 and €23,609, respectively, and are included in operations expense. Payments for the easy.TV signal transponder for the year ended December 31, 2005 amounted to approximately €1,362.
The Company entered into certain agreements with film providers to purchase film rights through 2005. License expense relating to these film right agreements was approximately €172 and €76 in 2004 and 2005, respectively.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
The Company leases other providers’ networks. Lease terms generally range from three to five years with the option to renew at varying terms. Rental expense was €2,322 and €2,696 in 2005 and 2004, respectively.
Future minimum payments under Kabel Deutschland commitments, film commitments and non-cancelable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2005:

	Signal-		Operating
	delivery	Films	Leases	Total

2006	24,720	400	2,438	27,558
2007	18,456	400	1,663	20,519
2008	14,337	0	1,405	15,742
2009	13,217	0	794	14,011
2010	22	0	656	678
Thereafter	63	0	1,815	1,878

Total	70,815	800	8,771	80,386

Legal claims
In 2001, Eisenhüttenstädter Wohnungsbaugenossenschaft e. G. applied at the regional court (Landgericht) in Frankfurt (Oder) that its concession agreement with a term of 25 years could be terminated earlier. The court has held that the concession agreement is terminable after 12 years on July 30, 2003. The Company has appealed this decision to the superior court (Oberlandesgericht) in Brandenburg, which was dismissed on April 16, 2002. The pertinent PrimaCom Group Company has appealed the judgment of the superior court to the federal court of justice (Bundesgerichtshof — BGH). On December 6, 2002 the BGH reversed the judgment of the superior court and removed the action for a new hearing and decision since the superior court has not sufficiently analyzed the concession agreement and an overall consideration of services, rights and duties as well as amortization costs is missing. The last hearing took place at the superior court in Brandenburg on November 22, 2005 after hearing of evidence. A new hearing has not been yet scheduled.
In January 2002, Vereinigte Wohnungsgenossenschaft Arnstadt von 1954 e.G. through which the pertinent PrimaCom Group Company serves 3,018 subscribers sought judicial confirmation that its concession agreement with a term of 25 years could be terminated earlier. The last hearing at the chamber of commerce (Kammer für Handelssachen) in Erfurt was on June 26, 2003. The new hearing scheduled for August 5, 2005 has been canceled by the court and the rest of the proceedings was mandated due to the ongoing settlement proceedings of the parties.
In December 2002, the Company requested the chamber of commerce in Berlin to declare that the 25-year-term concession agreement with Wohnungsbaugenossenschaft “Hellersdorfer Kiez” eG through which the Company has served 2,058 subscribers could not be terminated earlier. The first hearing at the chamber of commerce (Kammer für Handelssachen) in Berlin took place on September 3, 2003. The court pronounced a hearing of evidence and the appointment of an expert on November 12, 2003. The report of the expert was submitted on March 15, 2005. A new hearing took place on February 3, 2006 where both parties presented their positions. A date of publication of a decision has not yet been scheduled.
In December 2003, the Company has concluded a purchase contract with Schellhammer GmbH in Singen regarding cable networks. The pertinent PrimaCom Group Company withdrew from the contract because in its opinion, Schellhammer GmbH did not attend its contractual duties. Schellhammer GmbH filed an action against the pertinent PrimaCom Group Company in November 2004. In August 2005, the court declared the

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
contract withdrawal to be invalid and found in favor of the claimant. The court decided that the pertinent PrimaCom Group Company must pay invoices from August 2004 until September 2004 in the amount of €24. The pertinent PrimaCom Group Company appealed this decision, which was rejected by the appeal court on February 15, 2006. Furthermore, Schellhammer GmbH in Singen sought confirmation in August 2005 that the pertinent PrimaCom Group Company in August 2006 has to pay invoices from October 2004 until July 2005 in the amount of €121. A first hearing has been scheduled for March 10, 2006. Moreover, the Company currently is in negotiations with Schellhammer GmbH in connection with a possible out of court settlement.
The Company bought shares of TKG Eisenhüttenstadt. The European Commission claims an incorrect bid. This could cause an action before the European Court of Justice.
A shareholders’ lawsuit was filed against the Company. The court has been asked to declare that the Company should not be bound to uphold the commitments of the second secured facility agreement which, according to the claimants, is an interference in the Company’s structure and also an interference in shareholders’ rights. With the claim the Company should be obliged to terminate the contract with the second secured lenders. The action was withdrawn, because the parties have reached a settlement which is described in Note 2.1.
GKNH, one of the former shareholders of the Company, started an arbitration procedure against the Company about the costs involved with the acquisition of Multikabel by PrimaCom. These costs were for the account of the former shareholders, but were invoiced to GKNH by the Company. Multikabel recharged these costs to GKNH including VAT. Due to the fact that this former shareholder can not deduct VAT, they dispute the invoice and claim compensation (€483). The Arbitrary court, after having referred both parties unsuccessfully to the tax authorities for settlement, decided in favor of GKNH in October 2004 and the compensation was paid.
A former Multikabel management board member has again summoned the Company for the civil court for severance payments equal to five years of salaries. In the previous court case the claimer was awarded approximately 25% of the requested payments, but based on a recent Dutch Supreme Court jurisdiction the plaintiff sees reasons for a new case.
The Company is part to routine litigation incidental to the normal conduct of business. In the opinion of management, the outcome of and liabilities in excess of what has been provided for related to these proceedings, in the aggregate, are not likely to be material to the financial condition or results of operations.

18.	Related party disclosures

Relationships between PrimaCom AG and its subsidiaries
PrimaCom AG is the ultimate parent Company of PrimaCom Group. The consolidated financial statements include the financial statements of PrimaCom AG and the subsidiaries listed in the following table:

	Country of
Name	Incorporation	2005	2004

			(unaudited)
PrimaCom Management GmbH	Germany	100,00	100,00
PrimaCom Region Dresden GmbH & Co. KG	Germany	100,00	100,00
Zweite Kabelvision Management Beteiligungs GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Angelbachtal GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Verwaltungs GmbH	Germany	100,00	100,00
PrimaCom Network & Operations GmbH	Germany	100,00	100,00

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

	Country of
Name	Incorporation	2005	2004

			(unaudited)
PrimaCom Region Dresden GmbH	Germany	100,00	100,00
PrimaCom Angelbachtal GmbH	Germany	100,00	100,00
PrimaCom Südwest I GmbH	Germany	100,00	100,00
PrimaCom Südwest I GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Region Magdeburg GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Region Wiesbaden GmbH	Germany	100,00	100,00
PrimaCom Aachen GmbH	Germany	100,00	100,00
PrimaCom Kabelprojekt GmbH	Germany	100,00	100,00
PrimaCom Region Südwest II GmbH	Germany	0,00	100,00
PrimaCom Projektmanagement GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Region Leipzig GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Region Berlin GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Osnabrück Beteiligungs-GmbH	Germany	76,00	76,00
PrimaCom Osnabrück GmbH & Co. KG	Germany	99,88	99,88
PrimaCom Nord GmbH	Germany	0,00	100,00
PrimaCom Projektmanagement Verwaltungs GmbH	Germany	100,00	100,00
KabelMedia Erste Fernsehkabelbeteiligungs Verwaltungs GmbH	Germany	100,00	100,00
KabelMedia Erste Fernsehkabelbeteiligungs GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Berlin GmbH	Germany	100,00	100,00
Kabel-Fernsehen Leipzig Verwaltungs GmbH	Germany	100,00	100,00
PrimaCom Region Schwerin GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Region Magdeburg GmbH	Germany	100,00	100,00
PrimaCom Schwerin GmbH	Germany	100,00	100,00
RFH Regionalfernsehen Harz Verwaltungs-GmbH	Germany	100,00	100,00
RFH Regionalfernsehen Harz GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Mettlach GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Nettetal GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Stormarn GmbH & Co. KG	Germany	100,00	100,00
PrimaCom Verl GmbH & Co. KG	Germany	100,00	100,00
primaTV broadcasting GmbH (über Treuhänder)	Germany	100,00	100,00
PrimaCom Hessen GmbH	Germany	100,00	100,00
PrimaCom Kabelbetriebsverwaltungsgesellschaft mbH	Germany	100,00	100,00
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Hoyerswerda	Germany	100,00	100,00
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Leipzig	Germany	100,00	100,00

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

	Country of
Name	Incorporation	2005	2004

			(unaudited)
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Plauen	Germany	100,00	100,00
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Berlin	Germany	100,00	100,00
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Südwest	Germany	100,00	100,00
PrimaCom Kabelbetriebsgesellschaft mbH & Co. KG Region Nordwest	Germany	100,00	100,00
Kabelcom Halberstadt Gesellschaft für Breitbandkabel-Kommunikation mbH	Germany	72,60	72,60
PrimaCom Netherlands Holding B.V.	The Netherlands	0,00	100,00
Decimus GmbH	Germany	100,00	100,00
PrimaCom Rheinland-Pfalz GmbH	Germany	100,00	100,00
PrimaCom Niedersachsen GmbH	Germany	100,00	100,00
N.V. Multikabel	The Netherlands	0,00	100,00
Noord-Holland Digitaal B.V.	The Netherlands	0,00	100,00
Communikabel N.V.	The Netherlands	0,00	100,00
QuickNet B.V.	The Netherlands	0,00	100,00
The companies located in The Netherlands (Multikabel) have been sold as of December 5, 2005 (Note 7).
PrimaCom Region Südwest II GmbH and PrimaCom Nord GmbH have been merged into PrimaCom Management GmbH in 2005 without affecting the consolidated financial statements.

Transactions with other related parties
Until December 5, 2005 the Company had a 15.7% investment in Mediakabel B.V., a consortium of cable television operators in the Netherlands organized to provide digital television services. The Company paid Mediakabel B.V. digital cable services fees of approximately €410 in 2004. No such fees were incurred in 2005 as the Company has built its own digital headend and transmitted the digital streams and conditional access from Alkmaar in 2005.
The Company uses the services of BFE Nachrichtentechnik GmbH for installation, repair and maintenance of their cable networks, which is indirectly owned by Mr. Wolfgang Preuß who was a member of the Company’s management board until November 30, 2005. In 2005 and 2004, the Company paid approximately €496 and €481 for these services, respectively.
Mr. Wolfgang Preuß is also a member of the management board of TEKOMAG AG, which provides certain services to the Company pursuant to the resolution of the supervisory board dated July 15, 2004. For the years ended December 31, 2005 and 2004 the total payments to TEKOMAG AG were approximately €34 and €11, respectively.
Law firm Rechtsanwälte Kleber Eble & Hock, is owned by, among others, two members of our supervisory board, Mr. Heinz Eble and Mr. Erwin Kleber. Mr. Kleber was a member of our supervisory board until November 30, 2005 also provides legal services to the Company. For the years ended December 31, 2005 and 2004, the total payments to Rechtsanwälte Kleber Eble & Hock were approximately €170 and €138.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
Mr. Manfred Preuß, a brother of Mr. Wolfgang Preuß, provides certain services to the Company pursuant to a contract dated July 15, 2004. For the years ended December 31, 2005 and 2004, the total payments to Mr. Manfred Preuß were approximately €557 and €286. Mr. Manfred Preuß joined the management board on November 30, 2005.

Compensation of key management
Compensation of key management for the years ended December 31, 2005 and 2004 is comprised as follows:

	2005	2004

		(unaudited)
Salaries and wages	846	792
Social security costs	3	47
Management bonus	11,248	0
Share-based payment plan	105	36
Other	214	1,224

	12,416	2,099

19.	Financial instruments

Financial risk management
The Company’s principal financial instruments comprise interest bearing loans and borrowings and cash and cash equivalents. The main purpose of these financial instruments is to raise finance for the CompanyCompany’s operations.
Due to its use of interest bearing loans and borrowings the Company is exposed to market risk from changes in interest rates which can impact its operating results and overall financial condition. The CompanyCompany’s 2005 Senior Credit Facility as well as the 2005 Mezzanine Loan bears interest at variable rates. The Company manages its exposure to these market risks through its operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments such as interest rate swaps, caps and collars. Further, the Company has granted so-called “Phantom Options” to the lenders of its €50,000 Series A Mezzanine Loan (Note 14).
The Company has various other financial assets and liabilities such as trade receivables and trade and other payables, which arise directly from its operations.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrated credit risks consist primarily of cash and cash equivalents and trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains most of its cash and cash equivalents at international financial institutions in Germany and the Netherlands.

Fair value of financial instruments
The carrying value of financial instruments of a short-term nature such as cash and cash equivalents, trade receivables and trade and other payables approximate their fair value based on the short-term maturities of these instruments. The carrying value of the new senior and mezzanine credit facilities approximate their fair value as these borrowings took place near year end at market interest rates. The fair value of the so-called

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited
“Phantom Option Rights” related to the €50,000 Series A Mezzanine Loan (Note 14) was €9,873 as of the closing date on December 5, 2005 and €7,268 as of December 31, 2005. The fair value of the “Phantom Option Rights” is determined by using the Black-Scholes option-pricing model. The reduction in fair value of €2,515 has been recorded as a reduction of 2005 finance costs. At December 31, 2005 and 2004 no derivative financial instruments other than the “Phantom Options” referred to above were in place.

Hedging activities
Under the terms of the 2005 Senior Credit Facility (Note 14) the Company is required to hedge a minimum of 50% of the drawn facility of €280,000 within 90 days of closing. Accordingly, the Company has agreed on an interest rate collar of €140,000 on March, 1, 2006. The collar has a 2.50% floor, a 3.75% cap and a term from March 6, 2006 to March 31, 2009.
Until 2004 the Company had purchased interest rate-cap and floor agreements that limited its exposure to increasing interest rates and were economic hedges of borrowings under its former variable-rate revolving credit facility. These contracts did not qualify for special hedge accounting and were therefore marked-to-market each period through profit (loss) as a component of finance costs. Finance costs included an income relating to the change in fair value of these financial instruments was approximately €1,907 in 2004. In 2004, the Company recorded approximately €412 in additional interest expense for payments to the counter-party as a result of interest rates falling below the floor. All contracts expired during 2004, therefore, none were outstanding at December 31, 2005 and 2004.

20.	Events after the balance sheet date
On March 14, 2006 an extraordinary General Shareholders’ Meeting of PrimaCom AG took place and the following main resolutions were passed during that meeting.

Resolution on the issue of Notes with warrants
Under the terms of the “Alternative Equity Kicker Agreement” (Note 14) the Company had the right to propose to its General Shareholders to replace the Notes connected with Phantom Options by Notes with warrants. The Company requested that the General Shareholders approve the issue of notes with warrants by excluding the shareholders’ pre-emptive subscription rights and creating a contingent capital to be able to serve the options under the “Alternative Equity Kicker Agreement”.
A warrant entitles the holder to subscribe for a PrimaCom share against payment of the subscription price of:

•	€5.00 if the notes with warrants are issued after December 31, 2005 but prior to or on April 21, 2006; or

•	€4.50 if the notes with warrants are issued after April 21, 2006.
The warrants can be exercised until the fifth anniversary of the issue of the notes with warrants (i.e. until April 21, 2011). The warrants are protected against dilution by various provisions.

Resolution on a contingent share capital increase
In order to be able to issue the warrants under the notes with warrants the share capital of the Company is conditionally increased by up to €5,113 by issuing up to 2,000,000 non par-value bearer shares representing a pro-rata share in the share capital of the Company of €2.56. The contingent capital increase shall take place only if and to the extent that the warrantholders exercise their warrants and the contingent capital is used for the issue of new shares in accordance with the terms and conditions of the warrants.

PrimaCom AG and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
All amounts in EUR’000, except where stated otherwise
All amounts for 2004 are unaudited

Other resolutions
The March 14, 2006 extraordinary General Shareholders’ Meeting also passed the following resolutions:

•	Resolution on extension of authorized capital and on the supplemented exclusion of pre-emptive subscription rights; and

•	Resolution on the grant of a restructuring bonus.

21.	Corporate Governance
The executive board and supervisory board have declared the conformity with the German Corporate Governance Code pursuant to Article 161 of the Stock Corporation Act (AktG) in December 2005. The declaration was made permanently accessible to stockholders.

22.	Auditor’s fees
The following fees were recognized in the consolidated financial statements as expenses for PrimaCom Group’s auditor, Ernst & Young AG Wirtschaftsprüfungsgesellschaft, in fiscal year 2005: €460 for audit services, €0 for audit-related services, €68 for tax services and €0 for other services.

23.	Summary of differences between International Financial Reporting Standards as adopted by the European Union “IFRS” and U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)
The consolidated financial statements of PrimaCom AG for the year ended December 31, 2005 have been prepared in accordance with IFRS. Financial statements prepared in accordance with U.S. GAAP differ in certain material respects from those prepared in accordance with IFRS. A description of the primary differences between IFRS and U.S. GAAP applicable to PrimaCom AG for the years ended December 31, 2004 and 2005 is set out below.
Debt issuance costs
Capitalized debt issuance costs are netted against interest bearing loans and borrowings under IFRS while under U.S. GAAP capitalized debt issuance costs are classified as assets.
Management bonus
In 2005 the Company granted a bonus to management as outlined in Note 5. The expense for this grant is included in other expense under IFRS. Under U.S. GAAP, the management bonus is included as a component of operating expense.
Minority interests
Under IFRS, minority interests are disclosed within equity in the consolidated balance sheet and the net loss for the period allocated to equity holders of the parent and minority interest is disclosed separately in the consolidated income statement. Under U.S. GAAP, the minority interests in equity are disclosed outside of equity and losses attributable to minority interests are not included within net loss for the period in the consolidated income statement.

EXHIBIT INDEX

Exhibit
No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among the Registrant (fka New Cheetah, Inc.), Liberty Media International, Inc. (LMI), UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to LMI’s Current Report on Form 8-K, dated January 17, 2005 (File No. 000-50671))
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K)
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K)
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, dated August 24, 2005 (File No. 000-51360))
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-49658) (the UGC 2004 10-K))
4.5	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-49658))
4.6	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-49658))
4.7	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.8	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)

Exhibit
No.	Description

4.10	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000 (the October 2000 Senior Secured Credit Facility), among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.11	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the October 2000 Senior Secured Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated December 15, 2005 (File No. 000-51360) (the Credit Facility 8-K))
4.12	Amendment, dated December 15, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the 2004 Credit Agreement (incorporated by reference to Exhibit 4.3 to the Credit Facility 8-K)
4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Incentive Plan)*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2005 (File No. 000-51360) (the Incentive Plan 8-K))
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K)
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K)
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LMI) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the LMI’s common stock, dated July 14, 2004 (File No. 005-79904))
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated December 22, 2005 (File No. 000-51360) (the 409A 8-K))
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective March 8, 2006) (the Director Plan)*
10.8	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K)
10.9	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective March 8, 2006)*
10.10	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.11	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K)
10.12	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K)

Exhibit
No.	Description

10.13	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.9 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K))
10.14	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K)
10.15	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (Amended and Restated October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 30, 2005 (File No. 000-51360))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K)
10.17	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.18	UIH Latin America, Inc. Stock Option Plan, effective June 6, 1999 (as amended December 6, 2000) (incorporated by reference to Exhibit 10.89 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1 dated December 11, 2003 (File No. 333-82776) (the UGC Form S-1))
10.19	Form of Indemnification Agreement between the Registrant and its Directors*
10.20	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.21	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2005 (File No. 000-51360) (the Aircraft 8-K))
10.22	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K)
10.23	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K)
10.24	Employment Agreement, effective April 19, 2000, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K)
10.25	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, UPC and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K)
10.26	Contract Extension Letter dated November 2, 2005, among UGC, UPC and Gene Musselman*
10.27	Executive Service Agreement dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K)
10.28	Employment Agreement dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K dated January 5, 2004 (File No. 000-49658))
10.29	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement referenced in Exhibit 10.29 below (incorporated by reference to Exhibit 10.87 to the UGC Form S-1)
10.30	Split Dollar Life Insurance Agreement dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1)
10.31	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (Liberty Media) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the Form 10 Amendment))

Exhibit
No.	Description

10.32	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media, the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.33	Form of Facilities and Services Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.34	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.35	Form of Tax Sharing Agreement between Liberty Media and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.36	Form of Credit Facility between Liberty Media and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.37	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-49658) (the UGC July 2004 8-K))
10.38	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.39	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.40	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-50671))
10.41	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated September 30, 2005 (File No. 000-51360) (the Cablecom 8-K))
10.43	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K)
10.44	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K)
21 — Subsidiaries of Registrant*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Information re: Absence of Consent of Arthur Andersen LLP**
23.7	Consent of Ernst & Young LTDA.**
23.8	Consent of KPMG LLP**
23.9	PricewaterhouseCoopers Bedrijfsrevisoren bcvba**
23.10	Ernst & Young AG Wirtschaftsprüfungsgesellschaft**

Exhibit
No.	Description

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K dated March 14, 2005

**	Filed herewith