Form 10-Q
period 2006-06-30
Liberty Global, Inc.
filed 2006-08-09
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
      Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      The number of outstanding shares of Liberty Global, Inc.’s common stock as of August 1, 2006 was:
Series A common stock — 216,273,908 shares;
Series B common stock — 7,292,514 shares; and
Series C common stock — 217,118,642 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005

	amounts in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,654.9	$1,202.2
Trade receivables, net	392.1	534.2
Other receivables, net	87.4	112.5
Current assets of discontinued operations (note 4)	60.7	14.7
Other current assets	415.9	398.8

Total current assets	2,611.0	2,262.4
Investments in affiliates, accounted for using the equity method, and related receivables	838.8	789.0
Other investments	532.3	569.0
Property and equipment, net (note 6)	7,572.2	7,991.3
Goodwill (note 6)	9,083.3	9,020.1
Franchise rights and other intangible assets not subject to amortization	186.1	218.0
Intangible assets subject to amortization, net (note 6)	1,465.4	1,601.8
Long-term assets of discontinued operations (note 4)	1,200.1	329.9
Other assets, net	647.9	597.0

Total assets	$24,137.1	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)

	June 30,	December 31,
	2006	2005

	amounts in millions
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555.2	$715.6
Accrued liabilities and other	647.8	668.9
Current portion of deferred revenue and advance payments from subscribers and others	506.0	596.0
Accrued interest	120.9	145.5
Current liabilities of discontinued operations (note 4)	245.0	35.3
Current portion of debt and capital lease obligations (note 7)	345.7	270.0

Total current liabilities	2,420.6	2,431.3
Long-term debt and capital lease obligations (note 7)	10,445.0	9,845.0
Deferred tax liabilities	606.9	546.0
Long-term liabilities of discontinued operations (note 4)	78.5	9.6
Other long-term liabilities	956.3	933.7

Total liabilities	14,507.3	13,765.6

Commitments and contingencies (note 10)
Minority interests in subsidiaries	1,902.3	1,796.5

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 217,115,820 and 232,334,708 shares at June 30, 2006 and December 31, 2005, respectively	2.2	2.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,293,199 and 7,323,570 shares at June 30, 2006 and December 31, 2005, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued 217,960,663 and 239,820,997 shares at June 30, 2006 and December 31, 2005, respectively	2.2	2.4
Additional paid-in capital	9,131.3	9,992.2
Accumulated deficit	(1,434.2)	(1,732.5)
Accumulated other comprehensive earnings (loss), net of taxes	63.1	(262.9)
Deferred compensation (note 3)	—	(15.6)
Treasury stock, at cost	(37.2)	(169.6)

Total stockholders’ equity	7,727.5	7,816.4

Total liabilities and stockholders’ equity	$24,137.1	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions, except per share amounts
Revenue (note 9)	$1,586.1	$1,084.0	$3,075.0	$2,126.0

Operating costs and expenses:
Operating (other than depreciation) (including stock-based compensation of $1.1 million, $3.7 million, $2.1 million and $4.6 million, respectively) (notes 3 and 9)	680.8	464.4	1,309.0	889.9
Selling, general and administrative (SG&A) (including stock-based compensation of $18.2 million, $39.2 million, $33.2 million and $56.9 million, respectively) (notes 3 and 9)	357.1	293.5	695.4	539.8
Depreciation and amortization	454.6	289.8	880.4	557.8
Impairment, restructuring and other operating charges (credits)	0.1	(3.4)	6.2	0.8

	1,492.6	1,044.3	2,891.0	1,988.3

Operating income	93.5	39.7	184.0	137.7

Other income (expense):
Interest expense	(156.1)	(77.8)	(300.2)	(153.5)
Interest and dividend income	20.3	22.2	36.0	42.0
Share of results of affiliates, net	(1.0)	4.5	0.4	(16.8)
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 5)	(92.7)	69.3	21.1	155.2
Foreign currency transaction gains (losses), net	43.6	(136.5)	82.2	(201.2)
Losses on extinguishment of debt (note 7)	(26.7)	(0.7)	(35.6)	(12.6)
Gains (losses) on disposition of non-operating assets, net (note 4)	2.3	(44.0)	47.6	25.5
Other income (expense), net	(6.1)	0.2	(6.2)	0.9

	(216.4)	(162.8)	(154.7)	(160.5)

Earnings (loss) before income taxes, minority interests and discontinued operations	(122.9)	(123.1)	29.3	(22.8)
Income tax benefit (expense)	(28.6)	55.4	(98.9)	(8.0)
Minority interests in earnings of subsidiaries, net	(32.8)	(41.6)	(60.3)	(56.0)

Loss from continuing operations	(184.3)	(109.3)	(129.9)	(86.8)

Discontinued operations (note 4):
Earnings (loss) from operations, including tax expense of nil, $0.7 million, $0.2 million and $1.3 million, respectively	23.6	(4.7)	14.3	(10.7)
Gain from disposal of discontinued operations	184.9	—	408.0	—

	208.5	(4.7)	422.3	(10.7)

Net earnings (loss)	$24.2	$(114.0)	$292.4	$(97.5)

Basic and diluted earnings (loss) per common share (note 2):
Continuing operations	$(0.40)	$(0.30)	$(0.28)	$(0.24)
Discontinued operations	0.45	(0.01)	0.91	(0.03)

	$0.05	$(0.31)	$0.63	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions, except per share amounts
Net earnings (loss)	$24.2	$(114.0)	$292.4	$(97.5)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	247.7	(95.5)	316.3	(195.7)
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings	(4.0)	52.6	(2.3)	51.7
Unrealized gains on available-for-sale securities	3.6	3.3	2.4	1.3
Reclassification adjustment for loss on available-for-sale securities included in net earnings	4.7	—	9.2	—
Unrealized gain (loss) on cash flow hedges	(0.2)	(1.8)	0.4	(2.2)

Other comprehensive earnings (loss)	251.8	(41.4)	326.0	(144.9)

Comprehensive earnings (loss)	$276.0	$(155.4)	$618.4	$(242.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
						comprehensive
	Common stock			Additional		earnings		Treasury	Total
				paid-in	Accumulated	(loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity

	amounts in millions
Balance at January 1, 2006 before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 3)	—	—	—	(15.6)	5.9	—	15.6	—	5.9

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.6)	(262.9)	—	(169.6)	7,822.3
Net earnings	—	—	—	—	292.4	—	—	—	292.4
Other comprehensive earnings, net of tax	—	—	—	—	—	326.0	—	—	326.0
Repurchase of common stock (note 8)	—	—	—	—	—	—	—	(755.7)	(755.7)
Cancellation of treasury stock	(0.1)	—	(0.2)	(887.8)	—	—	—	888.1	—
Stock-based compensation, net of taxes (note 3)	—	—	—	31.7	—	—	—	—	31.7
Stock issued in connection with equity incentive plans	—	—	—	3.6	—	—	—	—	3.6
Adjustments due to changes in subsidiary equity and other, net	—	—	—	7.2	—	—	—	—	7.2

Balance at June 30, 2006	$2.2	$0.1	$2.2	$9,131.3	$(1,434.2)	$63.1	$—	$(37.2)	$7,727.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,

	2006	2005

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$292.4	$(97.5)
Net loss (earnings) from discontinued operations	(422.3)	10.7

Loss from continuing operations	(129.9)	(86.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	35.3	61.5
Depreciation and amortization	880.4	557.8
Impairment, restructuring and other operating charges	6.2	0.8
Amortization of deferred financing costs and non-cash interest	37.7	29.2
Share of results of affiliates, net of dividends	2.0	16.8
Realized and unrealized gains on financial and derivative instruments,n net	(21.1)	(155.2)
Foreign currency transaction losses (gains), net	(82.2)	201.2
Losses on extinguishment of debt	35.6	12.6
Gains on disposition of non-operating assets, net	(47.6)	(25.5)
Deferred income tax expense (benefit)	52.0	(24.0)
Minority interests in earnings of subsidiaries, net	60.3	56.0
Other non-cash items	9.2	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	83.8	66.4
Payables and accruals	(135.8)	(312.9)
Net cash provided by operating activities of discontinued operations	82.3	188.8

Net cash provided by operating activities	868.2	586.7

Cash flows from investing activities:
Capital expended for property and equipment	(697.1)	(467.6)
Cash paid in connection with acquisitions, net of cash acquired	(144.2)	(641.3)
Cash paid in connection with LGI Combination	—	(703.5)
Proceeds received upon disposition of discontinued operations, net of disposal costs	972.5	—
Proceeds received upon dispositions of assets	98.4	150.8
Net cash received to purchase and settle derivative instruments	8.7	78.0
Change in restricted cash	(3.1)	25.4
Proceeds received from sale of short-term liquid investments	2.6	55.2
Purchases of short-term liquid investments	—	(35.5)
Return of cash previously paid into escrow in connection with 2004 acquisition	—	56.9
Other investing activities, net	(9.0)	15.9
Net cash used by investing activities of discontinued operations	(92.5)	(86.2)

Net cash provided (used) by investing activities	$136.3	$(1,551.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(unaudited)

	Six months ended
	June 30,

	2006	2005

	amounts in millions
Cash flows from financing activities:
Borrowings of debt	$5,880.5	$3,401.8
Repayments of debt and capital lease obligations	(5,752.4)	(3,804.7)
Repurchase of common stock	(755.7)	—
Payment of deferred financing costs	(25.9)	(63.2)
Proceeds from issuance of stock by subsidiaries	6.4	855.5
Other financing activities, net	11.1	1.6
Net cash used by financing activities of discontinued operations	—	(8.2)

Net cash provided (used) by financing activities	(636.0)	382.8

Effect of exchange rates on cash	84.2	(62.7)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	462.9	(739.5)
Discontinued operations	(10.2)	94.4

Net increase (decrease) in cash and cash equivalents	452.7	(645.1)
Cash and cash equivalents:
Beginning of period	1,202.2	2,529.1

End of period	$1,654.9	$1,884.0

Cash paid for interest	$294.8	$162.0

Net cash paid for taxes	$30.7	$20.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
      LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations at June 30, 2006 in 17 countries (excluding France) outside of the continental United States, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding B.V. (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), (collectively, the UPC Broadband Division), we provide video, voice and Internet access services in 11 European countries (excluding France). LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide video, voice and Internet access services in Chile. We also have (i) consolidated direct-to-home (DTH) satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia B.V. (chellomedia), which also provides telecommunications and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      On December 19, 2005 we reached an agreement to sell 100% of our Norwegian cable operator, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish cable operator, NBS Nordic Broadband Services AB (publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of our French cable operator, UPC France SA (UPC France) and completed the sale on July 19, 2006. On June 9, 2006, we sold 100% of our Norwegian common local exchange carrier (CLEC), Priority Telecom Norway A.S., (PT Norway). We have presented UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations in our condensed consolidated financial statements. See note 4.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
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
      Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of June 30, 2006.
      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Earnings per Common Share (EPS)
      Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, convertible securities and other contingently issuable shares) as if they had been exercised or converted at the beginning of the periods presented. The details of the weighted average shares used in our basic and diluted EPS calculations are set forth below for the indicated periods:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Weighted average common shares outstanding	458,931,096	368,155,496	463,735,252	356,932,470

      At June 30, 2006, the number of our potential common shares that could dilute basic EPS in the future was 74,695,375.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(3)	Accounting Changes

SFAS 123(R)
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and its related implementation guidance. SFAS 123(R) generally requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
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
      On January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective adoption method. As a result of the adoption of SFAS 123(R), we began (i) using the fair value method to recognize share-based compensation, (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards, and (iii) using the straight-line method to recognize stock-based compensation expense for our outstanding stock awards granted after January 1, 2006. SFAS 123(R) also requires recognition of the equity component of deferred compensation as additional paid-in capital. As a result, we have reclassified the January 1, 2006 deferred compensation balance of $15.6 million to additional paid-in capital in our condensed consolidated statement of stockholders’ equity.
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
      We account for stock-based compensation awards to non-employees and employees of non-consolidated affiliated companies using the fair value method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing model and remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM has such non-employee awards. At June 30, 2006, J:COM calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 1.5% and an expected life of five years.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
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

	Three	Six
	months	months
	ended	ended

	June 30, 2005

	amounts in
	millions, except
	per share amounts
Loss from continuing operations	$(109.3)	$(86.8)
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	15.9	18.0
Deduct stock compensation charges as determined under the fair value method, net of taxes	(4.4)	(21.7)

Pro forma loss from continuing operations	$(97.8)	$(90.5)

Basic and diluted loss from continuing operations per share:
As reported	$(0.30)	$(0.24)

Pro forma	$(0.27)	$(0.25)

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
      The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter, and (ii) expire 7 years after the grant date. The LGI Incentive Plan had 32,028,817 shares available for grant as of June 30, 2006. These shares may be awarded in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

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
      Our board may grant non-qualified stock options, stock appreciation rights, restricted shares, stock units or any combination of the foregoing under the director plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 10 million, subject to anti-dilution and other adjustment provisions of the LGI Directors Incentive Plan, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third of the option shares on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third of the option shares on the date of each annual meeting of stockholders thereafter provided the director continues to serve as director on such date. The LGI Non-Employee Director Plan had 9,699,740 shares available for grant as of June 30, 2006. These shares may be awarded in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock.

The Transitional Plan
      As a result of the spin off and related adjustments to Liberty Media’s outstanding stock incentive awards, options to acquire shares of LGI Series A, B and C common stock were issued to LMI’s directors and employees, Liberty Media’s directors and certain of its employees pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. No new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan
      Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      The following table provides certain information regarding LGI and J:COM awards for the six months ended June 30, 2006:

	Six months ended June 30,

	2006	2005

	dollar amounts in millions,
	except per share amounts
LGI Series A, LGI Series B and LGI Series C common stock(a):
Assumptions used to estimate fair value of awards:
Risk-free interest rate	4.97%	3.88%
Expected life	4.6 years	4.8 years
Expected volatility	26.81%	42.10%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$6.50	$7.55
SARs	$6.36	n/a
Restricted stock	$20.23	n/a
Total intrinsic value of awards exercised:
Options	$3.0	$8.3
SARs	$1.5	$7.5
Total share-based liabilities paid	$—	$7.4
Total share-based compensation expense	$30.1	$32.6
Cash received from exercise of options and SARs	$5.5	$19.1
Income tax benefit (expense) related to exercise of options and SARs	$(1.4)	$0.1
J:COM ordinary shares(b)
Total share-based compensation expense	$1.8	$24.8
Cash received from exercise of options	$1.2	$—

As of June 30, 2006

LGI Series A,
	LGI Series B and	J:COM
	LGI Series C	ordinary
	common stock (a)	shares (b)

dollar amounts in millions
Total compensation cost related to nonvested awards not yet recognized	$ 91.3	$ 2.4
Weighted average period remaining for expense recognition	3.2 years	0.6 years

(a)	Includes the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan and the UGC Employee Plan, as discussed below. In addition to the amount reflected in the table, we have $13.6 million of compensation costs yet to be recognized related to restricted shares of LGI and Zonemedia (see note 4) common stock held by employees of Zonemedia. Stock-based compensation expense associated with these shares, which will be recognized over the next 3.5 years, aggregated $2.1 million during the six months ended June 30, 2006. In addition, we have compensation costs yet to be recognized related to SARs on VTR’s common stock granted to employees of VTR in April 2006 (see below) of $6.0 million based on the fair value of these

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

liability-based awards at June 30, 2006. Stock-based compensation expense associated with the VTR SARs, which will be recognized over the next 3.5 years, aggregated $1.3 million during the three months ended June 30, 2006.

(b)	Includes the J:COM Plan, as discussed below.
      We calculated the expected life of options and SARs granted by LGI during 2006 and 2005 using the “simplified method” set forth in Staff Accounting Bulletin No. 107. The expected volatility for LGI options and SARs granted in 2006 and 2005 was based on the historical volatilities of LGI, UGC and certain other public companies with characteristics similar to LGI for a historical period equal to the expected average life of the LGI awards.
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
      Summaries of stock option, SARs and restricted stock activity under the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan, the UGC Employee Plan and restricted shares held by employees of Zonemedia during the six months ended June 30, 2006 are as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,532,038	$19.95
Granted	852,875	$20.59
Expired or canceled	(5,444)	$53.20
Forfeited	(36,652)	$21.49
Exercised	(130,989)	$11.57

Outstanding at June 30, 2006	7,211,828	$20.14	6.13	$31.4

Exercisable at June 30, 2006	3,863,055	$19.05	5.43	$27.2

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2006	3,066,716	$20.01	6.34	$5.8

Exercisable at June 30, 2006	3,066,716	$20.01	6.34	$5.8

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	9,449,833	$18.80
Granted	852,875	$20.02
Expired or canceled	(5,444)	$50.36
Forfeited	(36,652)	$20.34
Exercised	(187,069)	$10.47

Outstanding at June 30, 2006	10,073,543	$19.04	6.20	$35.4

Exercisable at June 30, 2006	6,724,770	$18.36	5.84	$31.5

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARS — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,267,624	$14.00
Granted	806,125	$20.46
Expired or canceled	(6,896)	$17.74
Forfeited	(62,478)	$16.81
Exercised	(92,016)	$11.05

Outstanding at June 30, 2006	6,912,359	$14.76	7.10	$32.3

Exercisable at June 30, 2006	886,447	$16.28	7.16	$4.0

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,257,092	$13.25
Granted	806,125	$19.90
Expired or canceled	(6,896)	$16.79
Forfeited	(62,478)	$15.91
Exercised	(92,016)	$10.46

Outstanding at June 30, 2006	6,901,827	$14.04	7.10	$30.9

Exercisable at June 30, 2006	875,915	$15.45	7.15	$3.9

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series A common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	269,426	$23.07
Granted	576,926	$20.51
Forfeited	—	$—
Released from restrictions	(42,334)	$23.21

Outstanding at June 30, 2006	804,018	$21.22	3.64

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series B common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	59,270	$22.23
Granted	—	$—
Forfeited	—	$—
Released from restrictions	(23,708)	$22.23

Outstanding at June 30, 2006	35,562	$22.23	3.50

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series C common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	327,793	$21.63
Granted	576,930	$19.95
Forfeited	—	$—
Released from restrictions	(65,659)	$21.51

Outstanding at June 30, 2006	839,064	$20.48	3.64

J:COM Stock Option Plan
      J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Management employees and non-employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. These options generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012. As of June 30, 2006, J:COM has granted the maximum number of options under existing authorized plans.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      A summary of the J:COM Stock Option Plan activity during the six months ended June 30, 2006 is as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — J:COM ordinary shares:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	177,504	¥80,141
Granted	304	¥1
Expired or canceled	(1,596)	¥80,000
Forfeited	(588)	¥80,000
Exercised	(1,789)	¥80,000

Outstanding at June 30, 2006	173,835	¥80,004	5.36	¥ —

Exercisable at June 30, 2006	149,885	¥80,127	5.10	¥ —

Austar Stock Option Plans
      At June 30, 2006 and December 31, 2005, our majority-owned subsidiary, Austar United Communications Limited (Austar), had 50,000 options outstanding to purchase ordinary shares at an exercise price of $4.70. Options granted under Austar’s stock option plan generally vest over four years and expire ten years from the date of grant. All options outstanding at June 30, 2006 and December 31, 2005 were fully vested and exercisable and expire in 2009. No additional options are expected to be issued pursuant to this plan.
      Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management held Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. As of June 30, 2006, none of the 54,025,795 Class B shares have been converted into ordinary shares, as they have not vested. During the six months ended June 30, 2006, all of the remaining 20,840,817 Class A shares were converted into ordinary shares.

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

VTR Phantom SARs Plan
      In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
installments over a four-year period and expire no later than July 1, 2010. Upon exercise, the SARs are payable in cash or, for such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the committee that administers the VTR Plan (the VTR Committee). On April 12, 2006, the VTR Committee granted a total of 945,000 SARs, each with a base price of Chilean Peso (CLP) 10,440 and a vesting commencement date of January 1, 2006. We use the liability method to account for the VTR phantom SARs. VTR recorded $1.3 million of compensation expense with respect to the VTR Plan during the three months ended June 30, 2006.
      A summary of the VTR Plan activity during the three months ended June 30, 2006 is as follows:

Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — VTR common stock:	shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at April 1, 2006	—	CLP —
Granted	945,000	CLP 10,440
Expired or canceled	(31,000)	CLP 10,440
Forfeited	—	CLP —
Exercised	—	CLP —

Outstanding at June 30, 2006(a)	914,000	CLP 10,440	3.5	CLP 1,289.0

Exercisable at June 30, 2006	—	n/a	n/a	n/a

(a)	The fair value of these awards at June 30, 2006 was calculated using an expected volatility of 25.4%, an expected life of 3.75 years, and a risk-free return of 6.05%. In addition, we were required to estimate the fair value of VTR common stock at June 30, 2006. As the outstanding SARs under this plan currently must be settled in cash, we are treating these SARs as liability-based awards. Accordingly, the fair value of these awards will be remeasured each reporting period, and compensation expense will be adjusted to reflect the updated fair value.

ULA Phantom Plan
      Prior to May, 2006, certain of our directors, executive officers and officers, and one of our consultants, held phantom options based on shares of United Latin America, Inc. (ULA), one of our wholly owned subsidiaries that owns our broadband operations in Brazil and Peru. ULA also owned an 80% interest in VTR through May 6, 2006, when the VTR interest was transferred to another LGI subsidiary in exchange for an intercompany note in connection with an internal corporate restructuring. The ULA phantom options were granted pursuant to the UIH Latin America, Inc. Stock Option Plan (ULA Phantom Plan). Upon the transfer of the VTR interest in May, all outstanding ULA phantom options terminated. We currently intend to reconstitute the ULA Phantom Plan as a new deferred compensation plan (New ULA Plan) pursuant to which grantees will receive options with substantially similar values, expiration dates and other terms and conditions as the ULA phantom options cancelled in May. For purposes of the New ULA Plan, (i) the issuer (New ULA) will be deemed to be the owner of the current assets owned by ULA as well as the 80% interest in VTR, in each case for so long as those assets continue to be owned by LGI or one of its subsidiaries, and (ii) the value of the intercompany note received by ULA in May 2006 will be disregarded, and (iii) the existing ULA intercompany indebtedness will be deemed to be an obligation of New ULA. The ULA Phantom Plan expired in June 2003 and no new grants of options may be made thereunder.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      Prior to May, 2006, phantom options were outstanding under the ULA Phantom Plan with respect to 574,843 shares of ULA common stock. These outstanding ULA phantom options had exercise prices ranging from $8.81 to $19.23 and expired on various dates from 2009 through 2011. All of the phantom options with respect to ULA common stock that were outstanding prior to May 2006 were fully vested and upon exercise could be paid, at our company’s sole election, in cash, shares of LGI common stock, or, if publicly traded, shares of ULA. The ULA phantom options had no intrinsic and minimal fair value at April 30, 2006, prior to their cancellation. The aggregate options outstanding at April 30, 2006 represented a 2.8% fully diluted equity interest in ULA. We own all of the outstanding common stock and hold 100% of the outstanding debt of ULA.

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

FIN No. 48
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact that this standard will have on our consolidated financial statements.

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
June 30, 2006
(unaudited)
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
      On March 23, 2005, J:COM received net proceeds of ¥82,043 million ($774.3 million at the transaction date) in connection with an initial public offering (IPO) of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79.1 million at the transaction date) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option.
      At June 30, 2006, Super Media owned 3,987,238 or 62.64% of the issued and outstanding shares of J:COM, and LGI’s ownership interest in Super Media was 58.66%.

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
      (v) The December 14, 2005 acquisition of a controlling interest in Austar; and
      (vi) VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis-Intercom S.A. (Metrópolis), a Chilean broadband communications company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (CCC).

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      A summary of the purchase prices and the effective acquisition and consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions is presented in the following table (dollar amounts in millions):

	LGI				NTL
	Combination		Cablecom	Astral	Ireland	Austar		Metrópolis

Effective acquisition date for financial	June 15,		October 31,	October 1,	May 1,	December 31,		April 1,
reporting purposes	2005		2005	2005	2005	2005		2005

	dollar amounts in millions
LGI’s ownership at June 30, 2006	(a	)	100%	100%	100%	(b	)	80.0%
Purchase price:
Cash consideration	$694.5		$2,212.3	$407.1	$428.2	$155.0		$—
Direct acquisition costs	9.0		13.6	3.1	20.6	0.5		3.4
Issuance of derivative instrument	—		—	—	—	—		11.7
Issuance of LGI stock	2,787.6		—	—	—	—		—
Issuance of subsidiary stock	—		—	—	—	—		180.0

	$3,491.1		$2,225.9	$410.2	$448.8	$155.5		$195.1

(a)	As a result of the LGI Combination, our interest in UGC increased from 53.4% to 100%.

(b)	On December 14, 2005, we completed a transaction that increased our ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. At June 30, 2006, we owned 670,018,242 shares or 53.18% of Austar’s outstanding ordinary shares.
      The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2005 give effect to the Significant 2005 Acquisitions as if they had been completed as of January 1, 2005. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable (amounts in millions, except per share amounts).

Six months
ended
June 30,
2005

Revenue	$2,723.9

Net loss from continuing operations	$(309.0)

Loss per share from continuing operations	$(0.65)

      During 2005 and 2006 we completed the following acquisitions, which, when considered individually, would not have had a material impact on our results of operations if such acquisitions had occurred on January 1, 2005:

(i) The March 2, 2006 acquisition of INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL)-provider in Austria, for cash consideration before direct acquisition costs of approximately €93 million ($111 million at the transaction date);

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(ii) The November 2005 purchase by Plator Holdings B.V. (Plator Holdings), an indirect subsidiary of chellomedia, of interests that it did not already own in certain businesses that provide thematic television channels in Spain and Portugal (IPS);

(iii) The September 2005 purchase by J:COM of J:COM Setamachi Co. Ltd. (J:COM Setamachi), a broadband communications provider in Japan;

(iv) The April 2005 acquisition of the remaining 19.9% minority interest in UPC France;

(v) The February 2005, purchase of the shares in Telemach d.o.o. (Telemach), a broadband communications provider in Slovenia;

(vi) The February 2005 purchase by J:COM of a controlling interest in J:COM Chofu Cable, Inc. (J:COM Chofu Cable), a broadband communications provider in Japan;

(vii) The January 2005 purchase by chellomedia of the Class A shares of Zonemedia Group Limited, formerly Zone Vision Networks Limited (Zonemedia), a programming company focused on the ownership, management and distribution of pay television channels; and

(viii) Other less significant transactions.
      In accordance with the purchase method of accounting, the purchase price of each acquisition was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for each of the Cablecom, Austar, Astral and INODE acquisitions, as reflected in our condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

Dispositions
      UPC Norway — On December 19, 2005 we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006 we sold UPC Norway for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under Facility I of the UPC Broadband Holding Bank Facility (see note 7). The amounts repaid may be reborrowed subject to covenant compliance. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we have presented UPC Norway as a discontinued operation in our condensed consolidated financial statements effective December 31, 2005. UPC Norway’s net results for the 2006 period through the date of sale were not significant. In connection with the January 19, 2006 disposal of UPC Norway, we recognized a net gain of $223.1 million that includes realized cumulative foreign currency translation losses of $1.7 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.
      UPC Sweden — On April 4, 2006 we reached an agreement to sell 100% of UPC Sweden to a consortium of unrelated third parties. On June 19, 2006 we sold UPC Sweden for cash proceeds of Swedish Krona

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
(SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay Facility I under the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. Effective March 31, 2006, we began accounting for UPC Sweden as a discontinued operation in our historical condensed consolidated financial statements in accordance with SFAS 144. In connection with the June 19, 2006 disposal of UPC Sweden, we recognized a net gain of $155.2 million that includes realized cumulative foreign currency translation gains of $4.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.
      UPC France — On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date). Effective June 1, 2006, we began accounting for UPC France as a discontinued operation in our condensed consolidated financial statements in accordance with SFAS 144. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 at the transaction date) of the cash proceeds from the UPC France sale to prepay a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we have placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility.
      PT Norway — On June 9, 2006, our subsidiary, Priority Telecom NV, disposed of its 100% interest in PT Norway. In connection with the June 9, 2006 disposal of UPC Norway, we recognized a net gain of $29.7 million that includes realized cumulative foreign currency translation losses of $0.4 million.
      UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category.
      The major assets and liabilities of (i) UPC France at June 30, 2006 and (ii) UPC Norway at December 31, 2005, which are classified as discontinued operations in our condensed consolidated balance sheets, are as follows:

	June 30, 2006	December 31, 2005

	(UPC France)	(UPC Norway)
	amounts in millions
Current assets	$60.7	$14.7
Property and equipment, net	1,017.1	162.9
Intangible and other assets, net	183.0	167.0

Total assets	$1,260.8	$344.6

Current liabilities	$245.0	$35.3
Other long-term liabilities	78.5	9.6

Total liabilities	$323.5	$44.9

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      The operating results of UPC Norway, UPC Sweden, UPC France and PT Norway that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(UPC Sweden,	(UPC Norway,	(UPC Sweden,	(UPC Norway,
	UPC France and	UPC Sweden,	UPC France and	UPC Sweden,
	PT Norway)	UPC France and	PT Norway)	UPC France and
		PT Norway)		PT Norway)
	amounts in millions
Revenue	$165.4	$192.3	$325.4	$385.5

Operating income	$29.8	$2.1	$32.6	$1.9

Earnings (loss) before income taxes and minority interests	$23.6	$(6.6)	$14.5	$(21.5)

Net earnings (loss) from discontinued operations	$23.6	$(4.7)	$14.3	$(10.7)

      As noted above, we were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to prepay amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $8.1 million and $8.9 million for the three months ended June 30, 2006 and 2005, respectively, and $17.9 million and $24.2 million for the six months ended June 30, 2006 and 2005, respectively, is included in discontinued operations in the accompanying condensed consolidated statements of operations.

Sky Mexico
      On February 16, 2006, we received $88.0 million in cash upon the sale of our cost investment in a direct-to-home satellite provider that operates in Mexico (Sky Mexico). We recognized a $45.3 million pre-tax gain in connection with this transaction.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

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

	June 30,	December 31,
	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$178.5	$174.6
Embedded derivatives(a)	0.3	1.0
Foreign exchange contracts	(0.1)	6.3
Call and put contracts	27.6	12.9
Other	10.1	0.8

Total(a)	$216.4	$195.6

Current asset	$27.4	$7.3
Long-term asset	228.4	227.9
Current liability	(7.8)	(22.4)
Long-term liability	(31.6)	(17.2)

Total(a)	$216.4	$195.6

(a)	Excludes embedded derivative components of the UGC Convertible Notes at December 31, 2005 and the prepaid forward sale of News Corp. Class A common stock at June 30, 2006 and December 31, 2005, as all amounts related to these items are included in long-term debt and capital lease obligations in our condensed consolidated balance sheet. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.
      Realized and unrealized gains (losses) on financial and derivative instruments are comprised of the following amounts:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$(68.5)	$75.6	$(14.2)	$95.8
Embedded derivatives(a)	(12.8)	(7.6)	(18.3)	47.6
UGC Convertible Notes(b)	2.8	—	36.1	—
Foreign exchange contracts	(6.3)	2.5	5.8	9.5
Call and put contracts	(7.9)	(1.2)	11.7	(1.2)
Other	—	—	—	3.5

Total	$(92.7)	$69.3	$21.1	$155.2

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(a)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 period and the forward sale of the News Corp. Class A common stock during the 2006 and 2005 periods. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(b)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 periods that is not attributable to changes in foreign currency exchange rates. See notes 3 and 7.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Cross-currency and Interest Rate Exchange Contracts
      The terms of significant outstanding contracts at June 30, 2006, were as follows:
                  Cross-currency and Interest Rate Swaps:

	Notional
	amount	Notional	Interest rate	Interest rate
	due from	amount due to	(on notional amount)	(on notional amount)
Maturity date	counterparty	counterparty	due from counterparty	due to counterparty

	amounts in millions
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
March 2013(a)	$525.0	€393.5	LIBOR + 2.0%	EURIBOR + 2.18%
March 2013(b)	360.0	272.3	LIBOR + 2.0%	5.70%
December 2013(b)	890.0	671.7	LIBOR + 2.0%	5.77%

	$1,775.0	€1,337.5

July 2009(c)	€60.0	CZK 1,703.1	5.50%	5.15%
September 2012(c)	200.0	5,800.0	5.46%	5.30%

	€260.0	CZK 7,503.1

July 2009(d)	€25.0	SKK 951.1	5.50%	5.68%
September 2012(d)	50.0	1,900.0	5.46%	6.04%

	€75.0	SKK 2,851.1

July 2009(e)	€330.0	HUF 95,517.5	5.50%	8.75%

July 2009(f)	€254.0	PLN 1,000.6	5.50%	7.00%

Cablecom GmbH, a subsidiary of Cablecom Luxembourg S.C.A. (Cablecom Luxembourg):
April 2007(g)	€193.3	CHF 299.8	9.74%	8.33%
April 2007(g)	96.7	149.9	9.74%	8.41%

	€290.0	CHF 449.7

Cablecom Luxembourg, a subsidiary of Cablecom and the parent of Cablecom GmbH:
September 2012(h)	€229.1	CHF 335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Notional
	amount	Notional	Interest rate	Interest rate
	due from	amount due to	(on notional amount)	(on notional amount)
Maturity date	counterparty	counterparty	due from counterparty	due to counterparty

amounts in millions
VTR:
August 2006 — July 2014(i)	$475.0	CLP262,912.5	LIBOR + 3.0%	11.14%

(a)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR (London Interbank Offered Rate)-indexed floating rate debt to Euro-denominated EURIBOR (the Euro Interbank Offered Rate)-indexed floating rate debt.

(b)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to Euro-denominated fixed rate debt.

(c)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s Euro-denominated fixed-rate debt to Czech Koruna (CZK)-denominated fixed rate debt for the indicated period.

(d)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s Euro-denominated fixed-rate debt to Slovakian Koruna (SKK)-denominated fixed rate debt for the indicated period.

(e)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s Euro-denominated fixed-rate debt to Hungarian Forint (HUF)-denominated fixed rate debt for the indicated period.

(f)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s Euro-denominated fixed-rate debt to Polish Zloty (PLN)-denominated fixed rate debt for the indicated period.

(g)	Swap contract effectively converts the underlying principal amount of Cablecom GmbH’s Euro-denominated fixed-rate debt to Swiss Franc (CHF)-denominated fixed-rate debt.

(h)	Swap contract effectively converts the underlying principal amount of Cablecom Luxembourg’s Euro-denominated EURIBOR-indexed floating rate debt to CHF-denominated LIBOR-indexed floating rate debt for the indicated period.

(i)	Swap contract effectively converts the indicated notional amount from a dollar-denominated floating rate instrument to CLP-denominated fixed rate instrument for the indicated period. We entered into the swap contract in anticipation of the completion of VTR’s debt refinancing, which is described in note 7. Upon the completion of the debt refinancing, the swap contract will effectively convert the underlying principal amount of VTR’s new dollar-denominated LIBOR-indexed floating rate debt to CLP-denominated fixed rate debt for the indicated period.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Interest Rate Swaps:

		Interest rate	Interest rate
		due from	due to
Maturity date	Notional amount	counterparty	counterparty

	amounts in
	millions
UPC Broadband Holding(a):
July 2006	€583.0	EURIBOR	2.73%
July 2006 — January 2007	583.0	EURIBOR	2.93%
April 2010	1,000.0	EURIBOR	3.28%
September 2012	500.0	EURIBOR	2.96%

	€2,666.0

LG Switzerland(b)
April 2007	€560.1	EURIBOR	2.82%

Cablecom Luxembourg(c):
December 2010	CHF 618.5	CHF LIBOR	2.19%
September 2012	711.5	CHF LIBOR	2.33%

	CHF 1,330.0

Austar(d):
December 2006	AUD 151.0	AUD BBSY	5.67%
January 2009	88.0	AUD BBSY	5.72%

	AUD 239.0

Puerto Rico subsidiary(e):
July 2006 — March 2013	$150.0	LIBOR	5.06%

VTR(f):
July 2007 — July 2014	CLP 55,350.0	TAB	7.75%
July 2008 — July 2014	55,350.0	TAB	7.80%

	CLP110,700.0

J:COM(g):
June 2009	¥ 31,596.5	TIBOR	0.52%
December 2009	6,500.0	TIBOR	0.55%
December 2009	1,500.0	TIBOR	0.69%
December 2009	3,000.0	TIBOR	0.70%
April 2013	10,000.0	¥ LIBOR	1.75%
April 2013	5,000.0	¥ LIBOR	1.71%
April 2013	5,000.0	¥ LIBOR	1.81%

	¥ 62,596.5

Plator Holding(h):
November 2010	€53.2	EURIBOR	3.09%

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(a)	Each contract effectively fixes the EURIBOR on the underlying principal amount of UPC Broadband Holding’s Euro-denominated debt.

(b)	At June 30, 2006, this contract effectively fixed the EURIBOR rate on the underlying principal amount of LG Switzerland’s Euro-denominated debt. The notional amount of this contract increases ratably through January 2007 to a maximum amount of €597.8 million ($764.3 million) and remains at that level through the maturity date of the contract.

(c)	Each contract effectively fixes the CHF LIBOR on the underlying principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(d)	Each contract effectively fixes the Australian dollar (AUD) BBSY (the Australian Bank Bill Swap Rate) on the underlying principal amount of Austar’s AUD-denominated debt.

(e)	Each contract effectively fixes the LIBOR on the underlying principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(f)	We entered into the swap contract in anticipation of the completion of VTR’s debt refinancing, which is described in note 7. Upon the completion of the debt refinancing, the swap contract will effectively fix the 180-day CLP-denominated Tasa Activa Bancaria (TAB) on the underlying principal amount of VTR’s CLP-denominated debt.

(g)	These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) component of the interest rates on borrowings pursuant to J:COM’s Credit Facility (see note 7), and the Japanese yen LIBOR component of the interest rates on new loans obtained by J:COM in connection with the 2006 refinancing of the Tranche B Term Loan of the J:COM Credit Facility. J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

(h)	Swap contract fixes EURIBOR on the underlying principal amount of Plator Holding’s Euro-denominated debt for the indicated period.

Interest Rate Caps:
      Each contract caps the EURIBOR rate on the underlying principal amount of UPC Broadband Holding’s Euro-denominated debt, as detailed below:

Start date	Maturity date	Notional amount	Cap level

	amounts in millions
January 2006	July 2006	€900.0	4.0%
January 2006	January 2007	€600.0	4.0%
July 2006	January 2007	€400.0	4.0%
January 2007	January 2008	€750.0	3.5%

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Foreign Exchange Contracts
      Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at June 30, 2006:

	Currency	Currency
	purchased forward	sold forward	Maturity dates

	amounts in millions
J:COM	¥2,391.8	$20.9	July 2006 — January 2007
VTR	CLP17,936.9	$33.9	July 2006 — June 2007
VTR	$14.5	CLP8,025.8	August 2006
LG Switzerland	CHF 925.1	€606.4	April 2007
Austar	AUD 49.3	$36.3	July 2006 — December 2007

(6)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	June 30,	December 31,
	2006	2005

	amounts in millions
Cable distribution systems	$8,774.0	$8,442.9
Support capital and other	1,193.0	1,278.6

	9,967.0	9,721.5
Accumulated depreciation	(2,394.8)	(1,730.2)

Property and equipment, net	$7,572.2	$7,991.3

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Intangible assets subject to amortization
      The details of our intangible assets that are subject to amortization are set forth below:

	June 30,	December 31,
	2006	2005

	amounts in millions
Gross carrying amount:
Customer relationships	$1,549.6	$1,600.3
Other	106.7	75.2

	$1,656.3	$1,675.5

Accumulated amortization:
Customer relationships	$(174.9)	$(65.2)
Other	(16.0)	(8.5)

	$(190.9)	$(73.7)

Net carrying amount:
Customer relationships	$1,374.7	$1,535.1
Other	90.7	66.7

	$1,465.4	$1,601.8

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Goodwill
      Changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows:

					Foreign
			Reclassified	Release of	currency
		Acquisition	to	pre-acquisition	translation
	January 1,	related	discontinued	valuation	adjustments	June 30,
	2006	adjustments	operations	allowance	and other	2006

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands	$1,270.9	$7.0	$—	$(35.3)	$96.6	$1,339.2
Switzerland (Cablecom)	2,165.4	2.8	—	—	119.3	2,287.5
France	94.4	0.8	(96.9)	—	1.7	—
Austria	646.1	94.1	—	—	24.1	764.3
Other Western Europe	492.0	(24.0)	(159.6)	—	24.2	332.6

Total Western Europe	4,668.8	80.7	(256.5)	(35.3)	265.9	4,723.6

Hungary	352.3	4.8	—	—	(16.4)	340.7
Other Central and Eastern Europe	613.4	26.8	—	(5.6)	56.4	691.0

Total Central and Eastern Europe	965.7	31.6	—	(5.6)	40.0	1,031.7

Total Europe (UPC Broadband Division)	5,634.5	112.3	(256.5)	(40.9)	305.9	5,755.3
Japan (J:COM)	2,006.3	23.1	—	—	(5.9)	2,023.5
Chile (VTR)	569.9	(1.2)	—	(13.6)	(25.1)	530.0
Corporate and other	809.4	(37.2)	—	(12.7)	15.0	774.5

Total LGI	$9,020.1	$97.0	$(256.5)	$(67.2)	$289.9	$9,083.3

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(7)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	June 30, 2006

		Unused borrowing		June 30,	December 31,
	Weighted	capacity(b)		2006	2005
	average
	interest	Local
	rate(a)	currency	US$	Carrying value(c)

	amounts in millions
Debt:
UPC Broadband Holding Bank Facility	6.43%	€975.0	$1,246.5	$4,108.2	$4,052.8
J:COM Credit Facility	0.77%	¥30,000.0	262.1	712.8	1,059.8
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	4.18%	CHF150.0	122.5	1,088.6	204.3
UPC Holding Senior Notes 7.75%	7.75%	—	—	639.2	591.6
UPC Holding Senior Notes 8.63%	8.63%	—	—	383.5	355.0
LG Switzerland PIK Loan	11.01%	—	—	727.9	650.8
UGC Convertible Notes	1.75%	—	—	562.5	565.5
Cablecom Luxembourg Fixed Rate Notes	9.38%	—	—	412.9	384.7
Secured Borrowing on ABC Family preferred stock	7.06%	—	—	345.0	—
VTR Bank Facility	7.03%	—	—	325.8	341.4
Other J:COM debt	1.00%	¥3,500.0	30.6	534.4	183.2
Puerto Rico subsidiary bank facility	7.48%	$10.0	10.0	149.6	127.5
Austar bank facility	7.23%	AUD 98.7	73.3	141.0	139.4
Cablecom Luxembourg Floating Rate Notes	—	—	—	—	789.3
Other	6.26%	—	—	291.7	280.9

Total debt	5.89%		$1,745.0	10,423.1	9,726.2

Capital lease obligations:
J:COM				341.0	326.6
Other subsidiaries				26.6	62.2

Total capital lease obligations				367.6	388.8

Total debt and capital lease obligations				10,790.7	10,115.0
Current maturities				(345.7)	(270.0)

Long-term debt and capital lease obligations				$10,445.0	$9,845.0

(a)	Represents the weighted average interest rate in effect at June 30, 2006 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2006 without regard to covenant compliance calculations. At June 30, 2006, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At June 30, 2006, the availability of the unused borrowing capacity of the UPC Broadband

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Holding Bank Facility (see below) was limited by covenant compliance calculations. Based on the June 30, 2006 covenant compliance calculations, the aggregate amount that will be available for borrowing when the June 30, 2006 bank reporting requirements have been completed for the UPC Broadband Holding Bank Facility is €310 million ($396.3 million).

(c)	Includes unamortized debt discount or premium, if applicable.

UPC Broadband Holding Bank Facility
      On July 3, 2006, UPC Broadband Holding entered into an Additional Facility Accession Agreement with a selected syndicate of relationship banks. The Additional Facility Accession Agreement adds a new €830 million multicurrency repayable and redrawable term loan facility (Facility L) to UPC Broadband Holding’s Senior Secured Credit Facility Agreement dated January 16, 2004 (as previously amended and restated through May 10, 2006, the UPC Broadband Holding Bank Facility). Borrowings under Facility L will bear interest at the applicable reference rate plus 225 basis points and will mature in full in July 2012. Facility L replaces the Euro 500 million multicurrency revolving credit facility (Facility A) which was due to mature in June 2008. Facility A was the last remaining facility under UPC Broadband Holding’s Senior Secured Credit Facility Agreement dated October 26, 2000 (as previously amended and restated through May 10, 2006, the 2000 Credit Agreement). As a condition to the effectiveness of the Additional Facility Accession Agreement, the 2000 Credit Agreement is being cancelled.
      On May 10, 2006 (the Effective Date) the UPC Broadband Holding Bank Facility was amended and the Facility F, G and H term loans thereof were refinanced with a portion of the borrowings under new Facility J and K term loans of the amended UPC Broadband Holding Bank Facility. The amounts borrowed under Facilities J and K aggregated €1.8 billion ($2.3 billion) and $1.775 billion, with each denomination split evenly between Facilities J and K. Borrowings denominated in Euros under Facility J and K bear interest at an initial margin of 2.25% above EURIBOR. Borrowings denominated in U.S. dollars under Facilities J and K bear interest at an initial margin of 2.00% above LIBOR. Both facilities are to be repaid in one installment with the outstanding borrowings under Facilities J and K due and payable on March 31, 2013 and December 31, 2013, respectively. As a result of this refinancing, UPC Broadband Holding reduced its cost of borrowing and extended its debt maturities such that no term loans under the amended UPC Broadband Holding Bank Facility mature prior to 2013. The U.S. dollar facilities include call protection for 12 months from signing such that any amounts voluntarily prepaid during that period will have to include an additional 1% on the aggregate amount repaid.
      The amended UPC Broadband Holding Bank Facility permits additional facilities and the remaining availability under existing revolving credit Facilities I and L to be drawn in the currencies of the jurisdictions of members of the borrower group (in addition to Euros and U.S. dollars).
      The amended UPC Broadband Holding Bank Facility also introduces a mandatory prepayment requirement of 4 times the Annualized EBITDA, as defined in the amended UPC Broadband Holding Bank Facility, of disposed assets. The prepayment amount may be allocated to one or more of the facilities at the borrower’s discretion and then applied to the loans under the relevant facility on a pro-rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro-forma covenant compliance. If the mandatory prepayment amount is less than €100 million, then no prepayment is required (subject to pro-forma covenant compliance).
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
June 30, 2006
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
      During the second quarter of 2006, we recognized a loss on extinguishment of debt of $21.1 million related to the write-off of deferred financing costs and creditor fees incurred in connection with the May 2006 refinancing of the UPC Broadband Holding Bank Facility.

J:COM Credit Facility and Other J:COM debt
      In December 2005 J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). The J:COM Credit Facility originally consisted of three facilities: a ¥30 billion ($262.1 million) five-year revolving credit loan (the Revolving Loan); an ¥85 billion ($742.5 million) five-year amortizing term loan (the Tranche A Term Loan); and a ¥40 billion ($349.4 million) seven-year amortizing term loan (the Tranche B Term Loan). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. On December 21, 2005 J:COM borrowed ¥85 billion of the Tranche A Term Loan and ¥40 billion of the Tranche B Term Loan to repay its then-existing credit facility. As discussed below, J:COM has refinanced the Tranche B Term Loan. Amounts repaid under the Tranche A and B Term Loans may not be reborrowed.
      During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2 billion ($18 million at the transaction date), respectively, of the Tranche B Term Loan with ¥20 billion of new fixed-interest rate loans and ¥20 billion of new variable-interest rate loans. At June 30, 2006, the fixed-interest rate loans had a weighted average interest rate of 2.08%, while the new variable-interest rate loans had a weighted average interest rate of Japanese yen LIBOR plus 0.30%, (0.47% as of June 30, 2006 including margin). The new loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates. We have included the new loans in other J:COM debt in the summary debt table that appears at the beginning of this footnote. J:COM has entered into interest rate swaps that effectively convert the new variable-interest rate loans into fixed-interest rate loans. See note 5.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Cablecom Luxembourg Refinancing
      On December 5, 2005, Cablecom Luxembourg and Cablecom GmbH entered into a secured facilities agreement (the Cablecom Luxembourg Bank Facility) with certain banks and financial institutions as lenders. On January 20, 2006, Cablecom Luxembourg used the remaining available proceeds under the Cablecom Luxembourg Bank Facility term loans of (i) CHF350 million ($273 million at the transaction date) from the Facility A term loan, (ii) CHF356 million ($277 million at the transaction date) from the Facility B term loan, and (iii) €229 million ($277 million at the transaction date) from the Facility B term loan, to fund the redemption (the Redemption) of all of Cablecom Luxembourg’s senior secured floating rate notes (the Cablecom Luxembourg Floating Rate Notes) that were not tendered in the change in control offer that Cablecom Luxembourg was required to effect in connection with the Cablecom Acquisition. The redemption price paid was 102% of the respective principal amounts of the Cablecom Floating Rate Notes, plus accrued and unpaid interest through the Redemption date. We recognized a $7.6 million loss on the extinguishment of the Cablecom Luxembourg Floating Rate Notes during the three months ended March 31, 2006. This loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Redemption.
      The Cablecom Luxembourg Bank Facility provides the structure for a CHF 150 million ($122.5 million) revolving credit facility to be available to replace an existing CHF 150 million ($122.5 million) revolving credit facility of Cablecom GmbH (the Cablecom GmbH Revolving Facility). To date, the Cablecom GmbH Revolving Facility remains in place and there are no commitments to fund the revolving credit facility of the Cablecom Luxembourg Bank Facility.

Borrowing Secured by ABC Family Preferred Stock
      We own a 99.9% beneficial interest in Liberty Family Preferred, LLC (LFP LLC), an entity that owns 345,000 shares of the 9% Series A preferred stock of ABC Family Worldwide, Inc. (ABC Family) with an aggregate liquidation value of $345.0 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. The carrying value of the ABC Family preferred stock was $355.8 million and $365.1 million at June 30, 2006 and December 31, 2005, respectively, and is included in other investments in our condensed consolidated balance sheets.
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

VTR Refinancing
      On June 27, 2006, VTR received commitments from certain lenders to make loans to VTR pursuant to new senior secured credit facilities. The commitments contemplate that the new senior secured credit facilities

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
would include a CLP110.7 billion ($200.0 million) term facility, a $475 million term facility and a CLP 13.8 billion ($25.0 million) revolving facility, and that borrowings under the new senior secured facilities would bear interest at variable rates and mature between 2012 through 2014. Subject to the completion of definitive documentation and other customary matters, this financing is expected to close in the third quarter of 2006. At closing, it is anticipated that the $475 million term loan will be drawn and that the proceeds will be used to (i) repay the existing VTR Bank Facility (CLP175.502 billion or $325.8 million principal amount outstanding at June 30, 2006), (ii) repay an intercompany loan payable to one of our subsidiaries ($50.2 million principal amount outstanding at June 30, 2006), (iii) pay financing fees and other transaction costs, and (iv) fund capital expenditures and other general corporate uses.

Austar Refinancing
      On August 3, 2006, Austar entered into a new senior secured debt bank facility with a selected syndicate of local and international banks. The new facility will allow Austar to borrow up to AUD600.0 million ($445.3 million). Borrowings under the new facility mature between 2011 and 2013 and bear interest at margins ranging from 0.90% to 1.7% over the AUD BBSY (7.54% at August 3, 2006 including margin). Austar will use borrowings under the new facility (i) to repay all amounts outstanding under its existing bank facility of AUD190.0 million ($141.0 million), (ii) to fund, subject to the receipt of an Australian Tax Office ruling, a AUD201.6 million ($149.6 million) capital distribution to Austar’s shareholders on or about August 31, 2006, including AUD107.2 million ($79.6 million) to be distributed to our company, and (iii) for other general corporate purposes. In connection with the new senior debt bank facility, Austar entered into interest rate swaps that effectively convert the current drawings on the facility into a fixed rate loan.

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

(8)	Stockholders’ Equity
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      In April 2006, we repurchased 5,000,000 shares of LGI Series C common stock from a financial institution pursuant to a collared accelerated stock repurchase transaction for an initial price (subject to adjustment) of $100.7 million. In May 2006, the contract was settled with a payment to LGI, the amount of which was not significant.
      In May 2006, our board of directors authorized two cash self-tender offers to purchase up to 10,000,000 shares of LGI Series A common stock and up to 10,288,066 shares of LGI Series C common stock at a purchase price of $25.00 and $24.30 per share, respectively, or up to an aggregate for both tender offers of $500.0 million. The self tender offers commenced on May 18, 2006 and expired on June 15, 2006. As each tender offer was oversubscribed, the number of shares of LGI Series A common stock and the number of shares of LGI Series C common stock that we purchased from each tendering stockholder was pro-rated approximately 9.2% for the LGI Series A common stock tender offer and approximately 7.9% for the LGI Series C common stock tender offer. On or about June 21, 2006, LGI, through its depository agent, purchased 10,000,000 shares of LGI Series A common stock and 10,288,066 shares of LGI Series C common stock for an aggregate price of $500.0 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      Including the foregoing transactions, we repurchased during the six months ended June 30, 2006 a total of 12,698,558 shares and 19,994,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $755.7 million. At June 30, 2006, we were authorized under the March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A common and LGI Series C common stock.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(9)	Related Party Transactions
      Our related party transactions during the three and six months ended June 30, 2006 and 2005 consist of the following:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Revenue earned from related parties of:
J:COM(a)	$12.4	$11.2	$21.9	$23.4
LGI and other consolidated subsidiaries(b)	1.8	1.8	7.7	3.5

Total LGI	$14.2	$13.0	$29.6	$26.9

Operating expenses charged by related parties of:
J:COM(c)	$12.0	$20.0	$23.8	$37.6
LGI and other consolidated subsidiaries(d)	9.8	2.3	17.6	6.9

Total LGI	$21.8	$22.3	$41.4	$44.5

SG&A expenses charged by related parties of J:COM(e)	$3.1	$4.6	$6.1	$6.3

Interest expense charged by related parties of:
J:COM(f)	$2.4	$2.4	$4.8	$4.8
LGI and other consolidated subsidiaries	—	1.7	—	2.2

Total LGI	$2.4	$4.1	$4.8	$7.0

Capital lease additions — related parties of J:COM(g)	$27.9	$40.4	$52.7	$69.9

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV Co., Ltd. (Jupiter TV), a 50% joint venture owned by our company and Sumitomo.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV and other affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two Sumitomo subsidiaries and an affiliate of Sumitomo, and (iii) paid monthly fees to an equity method affiliate during the 2005 periods for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to the Sumitomo entities, as described in (c) above.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(f)	Amounts consist of net related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(g)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At June 30, 2006, capital lease obligations of J:COM aggregating ¥35,642 million ($311.3 million) were owed to these Sumitomo entities.

(10)	Commitments and Contingencies

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

Contingent Obligations
      Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC, LLC (Liberty Japan MC). Another shareholder of Mediatti, Olympus Capital Holdings Asia I, L.P. and its affiliates who own Mediatti shares (Olympus), has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010. Upon Olympus’ exercise of its put right, or our exercise of our call right, we have the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Olympus’ interest in Mediatti.
      Belgian Cable Holdings (BCH), an indirect wholly owned subsidiary of chellomedia, and Callahan Partners Europe (CPE), an unrelated third party, each own 78.4% and 21.6%, respectively, of the common equity interest in Belgian Cable Investors, LLC (Belgian Cable Investors). Belgian Cable Investors and another subsidiary of chellomedia collectively own a 19.89% economic interest in Telenet Group Holdings N.V., a broadband communications operator in Belgium. CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. At June 30, 2006, the accreted value of our preferred interest in Belgian Cable Investors was $201.0 million. Upon CPE’s exercise of its put right, we have the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire CPE’s interest in Belgium Cable Investors.
      Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to chellomedia on January 7, 2008 and January 7, 2010, respectively. chellomedia has a corresponding call right. The put and call rights are to be settled in cash.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. Upon the exercise of this put right by CCC, we have the option to use cash or shares of LGI common stock to acquire CCC’s interest in VTR. We have reflected the $7.0 million fair value of this put obligation at June 30, 2006 in other current liabilities in our condensed consolidated balance sheet.
      As described in note 3, four individuals own an 18.75% common stock interest in Liberty Jupiter, which owned an approximate 4.3% indirect interest in J:COM at June 30, 2006. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements
      At June 30, 2006, J:COM guaranteed ¥10,375 million ($90.6 million) of debt of certain of its non-consolidated affiliates. The debt maturities range from 2007 to 2018.
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

Legal Proceedings and Other Contingencies
      Cignal — On April 26, 2002, Liberty Global Europe N.V., previously known as United Pan Europe Communications, N.V. (Liberty Global Europe) and the indirect parent of UPC Holding, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest.
      On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest are claimed in this new action. The nine individual plaintiffs

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings.
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
      The Netherlands Rate Increases — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, we were informed that KPN had filed an appeal against the NMA decision with the administrative District Court (of Rotterdam). UPC NL will intervene as a third party. On November 15, 2006 a court hearing will be held.
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
June 30, 2006
(unaudited)
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
      UPC appealed both decisions on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. The court hearing will take place on February 1, 2007.
      Teleclub Litigation — Cablecom is involved in a number of proceedings with Teleclub AG (Teleclub), which has exclusive rights to a significant portion of the premium and sports content distributed in Switzerland. Swisscom AG (Swisscom), the incumbent telecommunications operator, holds an indirect interest in Teleclub. In proceedings before the Competition Commission initiated by Teleclub, based on a preliminary fact finding and legal assessment process, Cablecom was determined to be dominant in the market for distribution of television signals via cable television networks in the areas in which it operates. Interim measures were granted in September 2002 ordering Cablecom, among other things, to transmit the digital television signals of Teleclub and allow the installation of Teleclub’s proprietary set-top boxes on the Cablecom network. In September 2003, the Swiss Federal Court, while assuming that Cablecom holds a dominant position, reversed the Competition Commission’s decision on the interim measures related to installing set-top boxes of Teleclub’s choosing on the basis that Cablecom’s objection to doing so may be justified by legitimate business reasons. The Competition Commission is continuing its investigation of whether Cablecom’s application of its digital standards or digital platform to the distribution of Teleclub’s digital television signals may constitute an abuse of a dominant position. Given the finding of dominance, which the Competition Commission confirmed in October 2004 in a legal opinion prepared for the Swiss Price Regulator, if Cablecom is found to have abused its dominant position, Teleclub may be granted the relief requested, Cablecom may be found to have violated the Federal Act on Cartels and other restrictions of

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
Competition (the Cartels Act), and Cablecom may be subject to administrative fines and additional civil litigation.
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
June 30, 2006
(unaudited)
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
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. A reconciliation of total segment operating cash flow to our consolidated earnings before income taxes, minority interests and discontinued operations is presented below. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.
      We have identified the following consolidated operating segments as our reportable segments:

•	Europe (UPC Broadband Division)
        • The Netherlands
        • Switzerland (Cablecom)
        • Austria
        • Other Western Europe
        • Hungary
        • Other Central and Eastern Europe

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

•	Japan (J:COM)

•	Chile (VTR)
      All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet access services. At June 30, 2006, our operating segments in the UPC Broadband Division provided services in 11 European countries (excluding France). Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant consolidated operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and chellomedia. J:COM provides video, voice and Internet access services in Japan. VTR is an 80%-owned subsidiary that provides video, voice and Internet access services in Chile.
      During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to the individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing, programming, network operations, technology, marketing, facilities, finance, legal and other administrative costs. Segment information for all periods presented has been restated to reflect the above-described change and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. See note 4.
      Both Cablecom and UPC Broadband Holding have separate financial reporting requirements in connection with their separate financing arrangements. For purposes of these separate reporting requirements, certain of UPC Broadband Holding’s central and corporate costs are charged to Cablecom. Consistent with how we present Cablecom’s performance measures to our chief operating decision maker, the segment information presented for Cablecom in the following tables does not reflect intersegment charges made for separate reporting purposes.

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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Revenue

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands	$202.1	$195.4	$398.0	$399.8
Switzerland (Cablecom)	193.5	—	372.3	—
Austria	105.8	81.7	192.7	166.7
Other Western Europe	75.4	56.4	147.3	89.9

Total Western Europe	576.8	333.5	1,110.3	656.4

Hungary	75.9	71.0	150.9	143.2
Other Central and Eastern Europe	139.1	84.7	266.8	168.5

Total Central and Eastern Europe	215.0	155.7	417.7	311.7

Central and corporate operations of UPC Broadband Division	2.1	0.8	2.8	1.4

Total Europe (UPC Broadband Division)	793.9	490.0	1,530.8	969.5
Japan (J:COM)	455.9	412.9	893.2	819.0
Chile (VTR)	141.1	109.2	274.0	194.1
Corporate and other	217.3	90.0	424.8	179.4
Intersegment eliminations	(22.1)	(18.1)	(47.8)	(36.0)

Total consolidated LGI	$1,586.1	$1,084.0	$3,075.0	$2,126.0

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

	Operating cash flow

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands	$98.6	$101.8	$201.6	$223.1
Switzerland (Cablecom)	88.6	—	164.4	—
Austria	48.6	41.3	92.5	83.7
Other Western Europe	25.9	19.8	50.5	32.8

Total Western Europe	261.7	162.9	509.0	339.6

Hungary	35.6	30.6	71.4	62.7
Other Central and Eastern Europe	65.0	38.6	126.4	78.3

Total Central and Eastern Europe	100.6	69.2	197.8	141.0

Central and corporate operations of UPC Broadband Division	(49.6)	(49.2)	(100.7)	(100.6)

Total Europe (UPC Broadband Division)	312.7	182.9	606.1	380.0
Japan (J:COM)	178.0	147.2	350.2	315.6
Chile (VTR)	48.2	35.3	94.4	65.9
Corporate and other	28.6	3.6	55.2	(3.7)

Total consolidated LGI	$567.5	$369.0	$1,105.9	$757.8

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)
      The following table provides a reconciliation of total segment operating cash flow to earnings before income taxes, minority interests and discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Total segment operating cash flow	$567.5	$369.0	$1,105.9	$757.8
Stock-based compensation expense	(19.3)	(42.9)	(35.3)	(61.5)
Depreciation and amortization	(454.6)	(289.8)	(880.4)	(557.8)
Impairment, restructuring and other operating credits (charges)	(0.1)	3.4	(6.2)	(0.8)

Operating income	93.5	39.7	184.0	137.7
Interest expense	(156.1)	(77.8)	(300.2)	(153.5)
Interest and dividend income	20.3	22.2	36.0	42.0
Share of results of affiliates, net	(1.0)	4.5	0.4	(16.8)
Realized and unrealized gains (losses) on financial and derivative instruments, net	(92.7)	69.3	21.1	155.2
Foreign currency transaction gains (losses), net	43.6	(136.5)	82.2	(201.2)
Losses on extinguishment of debt	(26.7)	(0.7)	(35.6)	(12.6)
Gains (losses) on disposition of non-operating assets, net	2.3	(44.0)	47.6	25.5
Other income (expense), net	(6.1)	0.2	(6.2)	0.9

Earnings (loss) before income taxes, minority interests and discontinued operations	$(122.9)	$(123.1)	$29.3	$(22.8)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

Geographic Segments
      The revenue of our geographic segments is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Europe:
Europe (UPC Broadband Division):
The Netherlands	$202.1	$195.4	$398.0	$399.8
Switzerland (Cablecom)	193.5	—	372.3	—
Austria	105.8	81.7	192.7	166.7
Ireland	64.8	46.5	126.5	69.8
Belgium	10.6	9.9	20.8	20.1

Total Western Europe	576.8	333.5	1,110.3	656.4

Hungary	75.9	71.0	150.9	143.2
Romania	46.5	9.4	88.7	18.2
Poland	42.6	33.8	81.6	68.8
Czech Republic	30.2	25.1	58.4	50.7
Slovak Republic	12.1	9.7	23.6	19.7
Slovenia	7.7	6.7	14.5	11.1

Total Central and Eastern Europe	215.0	155.7	417.7	311.7

Central and corporate operations of UPC Broadband Division	2.1	0.8	2.8	1.4

Total Europe (UPC Broadband Division)	793.9	490.0	1,530.8	969.5
chellomedia(a)	89.4	53.9	176.4	110.2

Total Europe	883.3	543.9	1,707.2	1,079.7

Japan (J:COM)	455.9	412.9	893.2	819.0

The Americas:
Chile (VTR)	141.1	109.2	274.0	194.1
Other(b)	35.0	36.1	68.8	69.2

Total — The Americas	176.1	145.3	342.8	263.3

Australia	92.9	—	179.6	—

Intersegment eliminations	(22.1)	(18.1)	(47.8)	(36.0)

Total consolidated LGI	$1,586.1	$1,084.0	$3,075.0	$2,126.0

(a)	chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands and other European countries.

(b)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
June 30, 2006
(unaudited)

(12)	Subsequent Event
      On August 9, 2006, we announced that our indirect subsidiary, Liberty Global Europe, had signed a total return swap agreement with each of Aldermanbury Investments Limited (AIL), an affiliate of JP Morgan, and Deutsche Bank AG, London Branch (Deutsche), to acquire Unite Holdco III B.V. (Unite Holdco), subject to regulatory approvals. Unite Holdco, an affiliate of AIL and Deutsche, has entered into a share purchase agreement to acquire for €322.5 million ($412.3 million), subject to closing adjustments, all interests in Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) from ICZ Holding B.V., subject only to the approval of the Czech Broadcasting Council. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic.
      As stated above, Liberty Global Europe’s acquisition of Unite Holdco from Unite Holdco’s parent companies, AIL and Deutsche, is subject to receipt of applicable regulatory approvals.
      Pursuant to the total return swap agreements, if the relevant regulatory approvals have been obtained prior to May 7, 2007, Liberty Global Europe will transfer to each of AIL and Deutsche an amount equal to AIL’s and Deutsche’s respective invested capital in Unite Holdco, which initially will be €163.75 million ($209.3 million), plus interest at a specified EURIBOR-based rate plus a margin of 0.7%, in exchange for all of the outstanding share capital of Unite Holdco and (indirectly) Karneval. Liberty Global Europe’s obligations under each of the swap agreements are secured by cash collateral in the amount of €163.75 million ($209.3 million) provided by Liberty Global Europe on August 8, 2006 to each of AIL and Deutsche, to be repaid to Liberty Global Europe upon settlement of the swap agreement. AIL and Deutsche have agreed to pay Liberty Global Europe interest on the amount of the cash collateral at agreed upon rates, which following Unite Holdco’s acquisition of Karneval will be the specified EURIBOR-based rate. The aggregate amount of the cash collateral provided by Liberty Global Europe equals the sum of the €322.5 million purchase price payable by Unite Holdco for Karneval plus €5 million ($6.4 million) of working capital.
      If regulatory approval for Liberty Global Europe’s acquisition of Unite Holdco (including subsidiaries Karneval) is not received by May 7, 2007 or, if prior to that date, the appropriate authorities have expressly and conclusively refused to grant the necessary approval, AIL and Deutsche may sell their direct or indirect interest in Unite Holdco and Karneval to any third party for such consideration and on such terms and conditions as AIL and Deutsche determine in their sole discretion. Liberty Global Europe has agreed to indemnify each of AIL and Deutsche and their affiliates with respect to any losses, liabilities and taxes incurred in connection with the acquisition, ownership and subsequent transfer of the Unite Holdco and Karneval interests.
      In connection with the transaction, Liberty Global Europe agreed to pay each of AIL and Deutsche an arrangement fee of €1.75 million ($2.24 million), in addition to the interest referred to above, and to reimburse AIL and Deutsche for their reasonable costs and expenses associated with the transaction.
      As mentioned above Liberty Global Europe has agreed to indemnify AIL and Deutsche and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction. As we are responsible for all losses to be incurred by AIL and Deutsche in connection with the acquisition, ownership and ultimate disposition of Unite Holdco, we believe we will be required to consolidate Unite Holdco and its subsidiaries, including Karneval, as of the closing date of Unite Holdco’s acquisition of Karneval. The closing of Unite Holdco’s acquisition of Karneval is expected to occur in September or October of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2006 and 2005.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.
      The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2006.
Forward Looking Statements
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2005 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer such as our digital migration project in The Netherlands;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	spending on foreign television advertising;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, internal controls and financial statements of businesses we acquire;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including our proposed acquisition of Karneval;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.
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
Overview
      We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations at June 30, 2006 in 17 countries (excluding France) outside of the continental United States, primarily in Europe, Japan and Chile. Through our UPC Broadband Division, we provide video, voice and Internet access services in 11 European countries (excluding France). LG Switzer-

land holds our 100% ownership in Cablecom, a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in J:COM, we provide video, voice and Internet access services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide video, voice and Internet access services in Chile. We also have (i) consolidated DTH satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through chellomedia, which also provides telecommunication and interactive digital services and owns or manages investments in various businesses in Europe. Certain of chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Holding and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At June 30, 2006, we owned an indirect 36.74% interest in J:COM through our 58.66% controlling interest in Super Media and Super Media’s 62.64% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/J:COM.
      In addition to the LGI Combination and the consolidation of Super Media/J:COM, we have completed a number of acquisitions during the past 18 months that have expanded our footprint and the scope of our business. In Europe, we acquired (i) a controlling interest in Zonemedia, a video programming company in Europe, on January 7, 2005, (ii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iii) Astral, a broadband communications provider in Romania, on October 14, 2005, (iv) Cablecom, a broadband communications provider in Switzerland on October 24, 2005, (v) IPS, an indirect subsidiary of chellomedia that provides thematic television channels in Spain and Portugal on November 23, 2005, and (vi) INODE, an unbundled DSL- provider in Austria, on March 2, 2006. In another transaction in Europe, our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), through its contractual relationship with Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity) and its affiliate, MS Irish Cable Holdings B.V. (MS Irish Cable), began consolidating NTL Ireland, a broadband communications provider in Ireland, effective May 9, 2005, and on December 12, 2005, UPC Ireland acquired a 100% interest in NTL Ireland through its acquisition of MS Irish Cable from MSDW Equity. In the following discussion and analysis of our results of operations, we collectively refer to the May 9, 2005 consolidation, and the December 12, 2005 acquisition of NTL Ireland as the “acquisition” of NTL Ireland, with such acquisition considered to be effective as of May 1, 2005 for purposes of comparing our 2006 and 2005 operating results. We have also completed a number of less significant acquisitions in Europe during this period. In Japan, J:COM acquired an approximate 92% ownership interest in J:COM Chofu Cable on February 25, 2005 and a 100% interest in J:COM Setamachi on September 30, 2005. J:COM Chofu Cable and J:COM Setamachi are broadband communications providers in Japan. During the fourth quarter of 2005 and the first six months of 2006, J:COM also acquired controlling interests in certain less significant entities in Japan. As noted above, VTR acquired a controlling interest in Metrópolis on April 13, 2005. In addition, on December 14, 2005 we completed a transaction that increased our indirect ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. Prior to this transaction, we accounted for our investment in Austar using the equity method of accounting.
      For additional information concerning our closed acquisitions, see note 4 to our condensed consolidated financial statements.
      As further discussed in note 4 to our condensed consolidated financial statements, our condensed consolidated financial statements have been reclassified to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and financial condition that we present and discuss are those of our continuing operations.

      In general, we are seeking to build broadband and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined below and in note 11 to our condensed consolidated financial statements). Therefore, we seek to acquire entities that have strong growth potential at prudent prices and sell businesses that we believe do not meet this profile. In this regard, we sold UPC Norway in January  2006, UPC Sweden and PT Norway in June 2006 and UPC France in July 2006. As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
      Through our subsidiaries and affiliates, we are the largest broadband communications operator outside the United States in terms of subscribers. At June 30, 2006, our consolidated subsidiaries owned and operated networks that passed approximately 25.3 million homes and served approximately 17.8 million revenue generating units (RGUs), consisting of approximately 12.2 million video subscribers, 3.2 million broadband Internet subscribers and 2.4 million telephony subscribers.
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
      Including the effects of acquisitions during 2006, our continuing operations added a total of 391,100 and 843,100 RGUs during the three and six months ended June 30, 2006, respectively. Excluding the effects of acquisitions during 2006, our continuing operations added total RGUs of 362,900 and 734,900 during the three and six months ended June 30, 2006, respectively, which includes post-acquisition RGU additions. Most of our internal RGU growth is attributable to the growth of our digital telephony (primarily through Voice over Internet Protocol or VoIP) and Internet access services, as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. We also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling, upselling or other means.
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
      We offer telephony services in seven countries in Europe, and in Japan, Chile and Puerto Rico, primarily over our broadband networks. We also have begun offering VoIP telephony services in The Netherlands, Switzerland, Austria, Hungary, Poland, Romania, Czech Republic, Japan, Chile and Puerto Rico, and during the remainder of 2006, we plan to launch VoIP telephony services in additional broadband markets in Europe.
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

Material Changes in Results of Operations
      The comparability of our operating results during the 2006 and 2005 interim periods is affected by our acquisitions of Cablecom, NTL Ireland, Astral, Austar, IPS, Telemach and Metrópolis, and J:COM’s acquisition of J:COM Chofu Cable and J:COM Setamachi during 2005, and our acquisition of INODE during 2006. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact is calculated as the difference between current and prior year amounts that is attributable to the timing of an acquisition.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the Euro and Japanese yen. In this regard, 28.5% and 28.8% of our U.S. dollar revenue during the three months ended June 30, 2006, and 28.3% and 29.1% of our U.S. dollar revenue during the six months ended June 30, 2006, was derived from subsidiaries whose functional currency is the Euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.
      At June 30, 2006, we owned an 80% interest in VTR, a 53.18% interest in Austar (which we report in our corporate and other category for segment reporting purposes) and, through our interest in Super Media, an indirect 36.74% interest in J:COM. However, as we control VTR, Austar and Super Media/J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net in our condensed consolidated statements of operations. In the case of Austar, the minority interests’ share of Austar’s net earnings are currently charged to additional paid-in capital due to the fact that the minority interest’s share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital. For additional information, see note 4 to our condensed consolidated financial statements. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments
      All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet access services. At June 30, 2006, our operating segments in the UPC Broadband Division provided services in 11 European countries (excluding France). Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides video, voice and Internet access services in Chile. J:COM provides video, voice and Internet access services in Japan. Our corporate and other category includes (i) certain less significant operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and chellomedia.
      During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing, programming, network operations, technology, marketing, facilities, finance, legal and other administrative costs. Segment information for all periods presented has been restated to reflect the above-described change and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. See note 4.
      Both Cablecom and UPC Broadband Holding have separate financial reporting requirements in connection with their separate financing arrangements. For purposes of these separate reporting requirements, certain of UPC Broadband Holding’s central and corporate costs are charged to Cablecom. Consistent with how we present Cablecom’s performance measures to our chief operating decision maker, the segment information presented for Cablecom in the following tables does not reflect intersegment charges made for separate reporting purposes.
      For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings before income taxes, minority interests and discontinued operations, see note 11 to our condensed consolidated financial statements.
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2006, as compared to the corresponding prior year period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.
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

Revenue of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	June 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$202.1	$195.4	$6.7	3.4	3.8
Switzerland (Cablecom)	193.5	—	193.5	N.M.	N.M.
Austria	105.8	81.7	24.1	29.5	29.9
Other Western Europe	75.4	56.4	19.0	33.7	33.9

Total Western Europe	576.8	333.5	243.3	73.0	73.3

Hungary	75.9	71.0	4.9	6.9	14.0
Other Central and Eastern Europe	139.1	84.7	54.4	64.2	58.1

Total Central and Eastern Europe	215.0	155.7	59.3	38.1	38.0

Central and corporate operations of UPC Broadband Division	2.1	0.8	1.3	162.5	183.3

Total Europe (UPC Broadband Division)	793.9	490.0	303.9	62.0	62.3
Japan (J:COM)	455.9	412.9	43.0	10.4	17.6
Chile (VTR)	141.1	109.2	31.9	29.2	17.0
Corporate and other	217.3	90.0	127.3	141.4	141.5
Intersegment eliminations	(22.1)	(18.1)	(4.0)	(22.1)	(22.2)

Total consolidated LGI	$1,586.1	$1,084.0	$502.1	46.3	48.0

					Increase
					(decrease)
	Six months ended				excluding
	June 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$398.0	$399.8	$(1.8)	(0.5)	4.2
Switzerland (Cablecom)	372.3	—	372.3	N.M.	N.M.
Austria	192.7	166.7	26.0	15.6	20.8
Other Western Europe	147.3	89.9	57.4	63.8	70.4

Total Western Europe	1,110.3	656.4	453.9	69.1	74.2

Hungary	150.9	143.2	7.7	5.4	15.6
Other Central and Eastern Europe	266.8	168.5	98.3	58.3	58.8

Total Central and Eastern Europe	417.7	311.7	106.0	34.0	39.0

Central and corporate operations of UPC Broadband Division	2.8	1.4	1.4	100.0	130.0

Total Europe (UPC Broadband Division)	1,530.8	969.5	561.3	57.9	63.0
Japan (J:COM)	893.2	819.0	74.2	9.1	19.0
Chile (VTR)	274.0	194.1	79.9	41.2	28.2
Corporate and other	424.8	179.4	245.4	136.8	141.4
Intersegment eliminations	(47.8)	(36.0)	(11.8)	(32.8)	(38.9)

Total consolidated LGI	$3,075.0	$2,126.0	$949.0	44.6	49.9

N.M. — Not Meaningful

      The Netherlands. The Netherlands’ revenue increased $6.7 million or 3.4%, and decreased $1.8 million or 0.5%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and an acquisition, The Netherlands’ revenue increased $7.4 million or 3.8%, and $13.8 million or 3.4%, respectively. These increases are attributable to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by declines in average video RGUs. The declines in average video RGUs are due largely to the effects of competition. The positive impact of higher average RGUs was largely offset by decreases in ARPU, as the positive impact of a January 2006 rate increase for analog video services was more than offset by the negative impacts of (i) decreases in the average rates charged for digital video services due to price decreases for pre-existing digital video subscribers to harmonize rates and promotional discounts implemented in connection with The Netherlands’ program to migrate analog video subscribers to digital video services (as discussed in the following paragraph), (ii) decreases in ARPU from broadband Internet services due to a higher proportion of customers selecting lower-priced tiers and competitive factors, and (iii) decreases in ARPU from telephony services due to competitive factors and lower call volumes. The decreases in ARPU from digital video services, together with decreases in the average number of video subscribers, resulted in slight decreases in revenue from video services during the respective 2006 periods. As discussed in the following paragraph, we would expect our video services revenue to be positively impacted to the extent that new subscribers to our digital video service are retained beyond the promotional period. The decreases in telephony and broadband Internet ARPU were more than offset by increases in the average number of RGUs as The Netherlands’ revenue from these services increased during both of the respective 2006 periods.
      In October 2005, we initiated a program to migrate over time substantially all of our analog video subscribers to digital video services in The Netherlands by providing digital set-top boxes to analog video subscribers at no charge and discounting the entry-level digital video service for a six-month period following subscriber acceptance of the digital set-top box (the digital migration program). To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, we will experience an increase in ARPU derived from video services in The Netherlands. As of June 30, 2006, the promotional period had elapsed for only a limited number of digital video subscribers. The Netherlands has incurred significant operating, marketing and other costs during the 2006 periods in connection with the digital migration program. Although a portion of these costs vary with our subscriber migration efforts, some costs, such as programming, vary with our digital video subscriber base and others remain somewhat fixed relative to our digital subscriber base. As we cannot predict with certainty (i) the percentage of new digital video subscribers that will be retained after the promotional period has elapsed, (ii) the percentage of current analog subscribers that ultimately will be successfully migrated to the digital video service and (iii) the amount of fixed and variable costs related to digital video services that The Netherlands will incur over the life of the digital migration program and in the following periods, no assurance can be given as to the impact of this program on The Netherlands’ future operating results.
      On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that UPC NL’s price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, we were informed that KPN had filed an appeal against the NMA decision with the administrative District Court (of Rotterdam). UPC NL will intervene as a third party. On November 15, 2006 a court hearing will be held. For additional information, see note 10 to our condensed consolidated financial statements.
      In another matter, OPTA, the Dutch national regulatory agency, had proposed imposing retail price regulation on a cost oriented basis for UPC NL’s analog cable television offerings and requiring UPC NL to continue to offer analog video on a stand alone basis without requiring customers to buy other services. Following consultation with the European Commission, OPTA’s proposal was approved on the basis that it would be limited to a period of one year and that OPTA will only intervene if price increases exceed the CPI increase. After 2006, OPTA may again seek approval from the European Commission to maintain or expand its regulatory powers in this retail market. UPC NL appealed this and another OPTA decision on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. The court hearing will take place on February 1, 2007. Adverse outcomes from future regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 10 to our condensed consolidated financial statements.
      Austria. Austria’s revenue increased $24.1 million or 29.5%, and $26.0 million or 15.6%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases include increases attributable to the INODE acquisition of $22.7 million and $30.6 million, respectively. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $1.8 million or 2.2%, and $4.1 million or 2.5%, respectively. These increases are the result of higher average RGUs, offset in part by decreases in ARPU. The increases in average RGUs are primarily attributable to significant increases in the average number of broadband Internet RGUs that were only partially offset by slight decreases in the average number of video and telephony RGUs during the 2006 periods. The ARPU decreases primarily are attributable to lower ARPUs from broadband Internet and telephony services as a result of competitive factors, including (i) an increase in the proportion of subscribers selecting lower tiered broadband Internet products, and (ii) lower telephony call volume resulting from increased customer usage of off-network calling plans. The negative impacts of these factors on ARPU were partially offset by the positive effects of a January 2006 rate increase for analog video services. The decreases in the average number of telephony RGUs, together with decreases in telephony ARPU, led to 6.8% and 6.2% decreases in telephony revenue during the respective 2006 periods.
      Other Western Europe. Other Western Europe’s revenue increased $19.0 million or 33.7%, and $57.4 million or 63.8%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The NTL Ireland acquisition accounted for $14.0 million and $56.4 million, respectively, of these increases. Excluding the effects of the NTL Ireland acquisition and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $5.2 million or 9.2%, and $6.9 million or 7.7%, respectively. The increases during the 2006 periods are due primarily to increases in ARPU and, to a somewhat lesser extent, increases in the average number of broadband Internet and video RGUs. The increases in ARPU are largely attributable to a January 2006 rate increase for analog video services in Ireland. During the second quarter of 2006, our operations in Ireland experienced a slight decline in video RGUs, due primarily to the effects of competition.
      Hungary. Hungary’s revenue increased $4.9 million or 6.9%, and $7.7 million or 5.4%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were $9.9 million or 14.0%, and $22.4 million or 15.6%, respectively. Most of these increases are attributable to increases in the average number of broadband Internet, telephony and DTH RGUs and, to a lesser extent, analog RGUs. The increases in the average DTH and analog video RGUs occurred despite the fact that, during the second quarter of 2006, Hungary experienced slight decreases in both categories, due largely to competitive factors. ARPU remained relatively constant over the 2006 and 2005 periods as a January 2006 rate increase for analog video services largely offset the negative impacts on ARPU of increased competition for video, broadband Internet and telephony subscribers. The increases in average telephony RGUs were primarily driven by VoIP telephony sales. The positive effects of the increases in average RGUs and ARPU were partially offset by $3.8 million and $7.3 million decreases in Hungary’s comparatively low-margin telephony transit service revenue during the respective 2006 periods. The decrease in telephony transit service revenue is due to a lower volume of transit traffic since late 2005, when certain alternative providers of telecommunications services began directly interconnecting with traditional telecommunications networks, bypassing Hungary’s broadband networks.
      Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $54.4 million or 64.2%, and $98.3 million or 58.3%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the Astral and Telemach acquisitions and other less significant acquisitions accounted for $34.8 million and $70.7 million, respectively, of such increases. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $14.4 million or 17.0%, and $28.4 million or 16.9%, respectively. Most of the increases are attributable to growth in average RGUs. Higher ARPU also contributed to the increases for the 2006 periods, due in part to rate increases for video services in certain countries during the first six months of 2006. The growth in RGUs during the 2006 periods is primarily attributable to increases in the average number of broadband Internet, telephony and video RGUs, with most of the broadband Internet growth occurring in Poland, the Czech Republic and Romania, most of the video growth occurring in the Czech Republic and Romania, and most of the telephony growth attributable to the expansion of VoIP services in Poland and Romania. During the second quarter of 2006, our operations in Poland, the Czech Republic, Romania and the Slovak Republic all experienced slight declines in video RGUs, due largely to subscriber reaction to a 2006 rate increase in the case of Poland, and to the effects of competition in the case of the Czech Republic, Romania and the Slovak Republic.
      Japan (J:COM). J:COM’s revenue increased $43.0 million or 10.4%, and $74.2 million or 9.1%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effect of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions together accounted for approximately $23.6 million and $53.0 million of such increases during the respective 2006 periods. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $49.2 million or 11.9%, and $102.4 million or 12.5%, respectively. The increases are primarily attributable to increases in the average number of telephony, broadband Internet and video RGUs during the 2006 periods. ARPU remained relatively constant over the 2006 and 2005 periods as the positive effects of increases in the proportion of subscribers selecting digital video services over analog video services and the higher-speed broadband Internet services over the lower-speed alternatives were largely offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes and minutes used.
      Chile (VTR). VTR’s revenue increased $31.9 million or 29.2%, and $79.9 million or 41.2%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $18.5 million of the six month increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $18.6 million or 17.0%, and $36.3 million or 18.7%, respectively. These increases are due primarily to growth in the average number of VTR’s broadband Internet, telephony and digital video RGUs. ARPU remained relatively constant over the 2006 and 2005 periods, as the positive effects of a January 2006 inflation adjustment to rates for video services and the August 2005 introduction of flat-rate pricing for telephony services were offset by the negative impact of lower ARPU from broadband Internet services. The lower ARPU from broadband Internet services is primarily attributable to an increase in the proportion of subscribers selecting lower priced broadband Internet tiers.

Operating Expenses of our Reportable Segments

					Increase
					(decrease)
	Three months		Increase		excluding
	ended June 30,		(decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$69.1	$61.6	$7.5	12.2	12.5
Switzerland (Cablecom)	68.6	—	68.6	N.M.	N.M.
Austria	39.8	28.6	11.2	39.2	39.6
Other Western Europe	37.1	27.1	10.0	36.9	37.2

Total Western Europe	214.6	117.3	97.3	82.9	83.3

Hungary	28.7	30.8	(2.1)	(6.8)	(0.6)
Other Central and Eastern Europe	52.7	32.0	20.7	64.7	58.4

Total Central and Eastern Europe	81.4	62.8	18.6	29.6	29.5

Central and corporate operations of UPC Broadband Division	19.3	20.4	(1.1)	(5.4)	(4.9)

Total Europe (UPC Broadband Division)	315.3	200.5	114.8	57.3	57.5
Japan (J:COM)	190.7	170.0	20.7	12.2	19.5
Chile (VTR)	60.8	48.9	11.9	24.3	15.5
Corporate and other	133.1	56.8	76.3	134.3	134.7
Intersegment eliminations	(20.2)	(15.5)	(4.7)	(30.3)	(30.9)

Total operating expenses excluding stock-based compensation expense	679.7	460.7	219.0	47.5	49.4

Stock-based compensation expense	1.1	3.7	(2.6)	(70.3)

Total consolidated LGI	$680.8	$464.4	$216.4	46.6

					Increase
					(decrease)
	Six months ended		Increase		excluding
	June 30,		(decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$132.1	$117.5	$14.6	12.4	17.3
Switzerland (Cablecom)	134.7	—	134.7	N.M.	N.M.
Austria	70.1	58.3	11.8	20.2	25.6
Other Western Europe	72.2	42.3	29.9	70.7	77.0

Total Western Europe	409.1	218.1	191.0	87.6	92.8

Hungary	58.0	61.8	(3.8)	(6.1)	3.1
Other Central and Eastern Europe	101.5	63.7	37.8	59.3	60.0

Total Central and Eastern Europe	159.5	125.5	34.0	27.1	32.0

Central and corporate operations of UPC Broadband Division	37.6	41.8	(4.2)	(10.0)	(5.8)

Total Europe (UPC Broadband Division)	606.2	385.4	220.8	57.3	62.3
Japan (J:COM)	368.9	331.1	37.8	11.4	21.5
Chile (VTR)	116.1	83.0	33.1	39.9	27.1
Corporate and other	260.5	116.6	143.9	123.4	129.0
Intersegment eliminations	(44.8)	(30.8)	(14.0)	(45.5)	(52.5)

Total operating expenses excluding stock-based compensation expense	1,306.9	885.3	421.6	47.6	52.9

Stock-based compensation expense	2.1	4.6	(2.5)	(54.3)

Total consolidated LGI	$1,309.0	$889.9	$419.1	47.1

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
      UPC Broadband Division. The UPC Broadband Division’s operating expenses increased $114.8 million or 57.3%, and $220.8 million or 57.3%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions, accounted for $102.4 million and $211.5 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s operating expenses increased $12.8 million or 6.4%, and $28.6 million or 7.4%, respectively, primarily due to the net effect of the following factors:

•	Increases in salaries and other staff related costs of $4.5 million and $8.1 million during the respective 2006 periods, primarily reflecting increased staffing levels, including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls received by customer care centers in The Netherlands and elsewhere due to increases in digital video, broadband Internet and telephony subscribers. On a per subscriber basis, these services typically generate more calls than our analog video service;

•	The Netherlands’ digital migration program, which was launched in October 2005 and is expected to continue throughout 2006;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in network related expenses of $4.6 million and $8.8 million during the respective 2006 periods, primarily driven by higher costs in The Netherlands and Hungary.

•	Increases in direct programming and copyright costs of $5.2 million and $4.3 million during the respective 2006 periods, primarily due to increases related to subscriber growth on the digital and DTH platforms, and to a lesser extent, increased content, higher intercompany charges from chellomedia for programming and increases due to consumer price index rate increases. These increases were partly offset by the favorable impact of the termination of an unfavorable programming contract in May 2005.

•	Decreases in interconnect costs of $2.4 million and $2.3 million during the respective 2006 periods, primarily due to a decrease in telephony transit volume in Hungary, as discussed under Revenue of our Reportable Segments — Hungary, above. The impact of the lower telephony transit volume in Hungary was largely offset by the impact of increases in VoIP telephony subscribers, primarily in The Netherlands, Hungary, Poland and Romania.

•	Increases in outsourced labor and consulting fees of $2.1 million during the six month period, driven by the use of third parties primarily in The Netherlands, to manage excess call center volume, projects to increase service levels, network improvements and the launch of new products in certain of our operations, including The Netherlands’ program to migrate subscribers from analog to digital video services and the UPC Broadband Division’s initiative to introduce and expand VoIP telephony services.

•	Increases in bad debt and collection expenses of $1.9 million during the six month period due largely to corresponding increases in revenue.

•	Individually insignificant increases during the 2006 six-month period in information technology, facility, postage and other costs associated with the increased scope of the UPC Broadband Division’s business.
      As discussed under Revenue of our Reportable Segments — The Netherlands above, we have incurred significant operating costs during the 2006 periods in connection with The Netherlands’ digital migration program.
      Japan (J:COM). J:COM’s operating expenses increased $20.7 million or 12.2%, and $37.8 million or 11.4%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for approximately $3.7 million and $8.2 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s operating expenses increased $29.4 million or 17.3%, and $62.9 million or 19.0%, respectively. These increases primarily are due to (i) increases of $11.1 million and $21.3 million during the respective 2006 periods in programming and related costs as a result of growth in the number of digital video customers, and (ii) increases of $3.6 million and $6.6 million during the respective 2006 periods in salaries and other employee related costs as a result of the increased scope of J:COM’s business. Increases in network operating expenses, maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network, together with the effects of other individually insignificant items, accounted for the remaining increases.
      Chile (VTR). VTR’s operating expenses increased $11.9 million or 24.3%, and $33.1 million or 39.9%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $10.7 million of the six month increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $7.6 million or 15.5%, and $11.8 million or 14.2%, respectively. These increases are primarily attributable to growth in VTR’s subscriber base, as increases in labor and network related costs accounted for $5.8 million and $10.7 million, respectively, of the increases. Higher access charges, due primarily to growth in VTR’s telephony subscribers, also contributed to the quarter and year-to-date increases.

SG&A Expenses of our Reportable Segments

					Increase
					(decrease)
	Three months		Increase		excluding
	ended June 30,		(decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$34.4	$32.0	$2.4	7.5	7.9
Switzerland (Cablecom)	36.3	—	36.3	N.M.	N.M.
Austria	17.4	11.8	5.6	47.5	46.8
Other Western Europe	12.4	9.5	2.9	30.5	33.8

Total Western Europe	100.5	53.3	47.2	88.6	89.2

Hungary	11.6	9.6	2.0	20.8	28.4
Other Central and Eastern Europe	21.4	14.1	7.3	51.8	46.0

Total Central and Eastern Europe	33.0	23.7	9.3	39.2	38.9

Central and corporate operations of UPC Broadband Division	32.4	29.6	2.8	9.5	9.8

Total Europe (UPC Broadband Division)	165.9	106.6	59.3	55.6	56.0
Japan (J:COM)	87.2	95.7	(8.5)	(8.9)	(2.9)
Chile (VTR)	32.1	25.0	7.1	28.4	10.7
Corporate and other	55.6	29.6	26.0	87.8	88.1
Inter-segment eliminations	(1.9)	(2.6)	0.7	26.9	28.6

Total SG&A expenses excluding stock-based compensation expense	338.9	254.3	84.6	33.3	34.0

Stock-based compensation expense	18.2	39.2	(21.0)	(53.6)

Total consolidated LGI	$357.1	$293.5	$63.6	21.7

					Increase
					(decrease)
	Six months ended		Increase		excluding
	June 30,		(decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$64.3	$59.2	$5.1	8.6	13.4
Switzerland (Cablecom)	73.2	—	73.2	N.M.	N.M.
Austria	30.1	24.7	5.4	21.9	27.1
Other Western Europe	24.6	14.8	9.8	66.2	73.9

Total Western Europe	192.2	98.7	93.5	94.7	100.0

Hungary	21.5	18.7	2.8	15.0	25.6
Other Central and Eastern Europe	38.9	26.5	12.4	46.8	46.6

Total Central and Eastern Europe	60.4	45.2	15.2	33.6	37.9

Central and corporate operations of UPC Broadband Division	65.9	60.2	5.7	9.5	14.3

Total Europe (UPC Broadband Division)	318.5	204.1	114.4	56.1	61.0

Japan (J:COM)	174.1	172.3	1.8	1.0	10.1
Chile (VTR)	63.5	45.2	18.3	40.5	27.6
Corporate and other	109.1	66.5	42.6	64.1	65.7
Inter-segment eliminations	(3.0)	(5.2)	2.2	42.3	42.5

Total SG&A expenses excluding stock-based compensation expense	662.2	482.9	179.3	37.1	41.5

Stock-based compensation expense	33.2	56.9	(23.7)	(41.7)

Total consolidated LGI	$695.4	$539.8	$155.6	28.8

N.M. — Not Meaningful

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UPC Broadband Division. The UPC Broadband Division’s SG&A expenses increased $59.3 million or 55.6%, and $114.4 million or 56.1%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions accounted for $49.4 million and $100.2 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses increased $10.2 million or 9.6%, and $24.2 million or 11.9%, respectively, primarily due to:

•	Increases in sales and marketing expenses and commissions of $5.1 million and $11.1 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods, reflecting the cost of marketing campaigns designed to promote RGU growth and product bundling, and to support the growth of VoIP telephony services and The Netherlands’ digital migration program.

•	Increases in salaries and other staff related costs of $6.3 million and $12.9 million during the respective 2006 periods, reflecting increased staffing levels in sales and marketing and information technology functions, as well as annual wage increases.

•	Individually insignificant increases during the 2006 six-month period in facility and other costs associated with the increased scope of the UPC Broadband Division’s business.
      The increase in the UPC Broadband Division’s SG&A expenses were partially offset by decreases in certain SG&A expenses, primarily decreases in audit and legal expenses of $2.1 million and $3.4 million during the respective 2006 periods reflecting the conclusion of certain litigation and lower fees attributable to our internal controls attestation process.
      As discussed under Revenue of our Reportable Segments — The Netherlands above, we have incurred significant SG&A costs during the 2006 periods in connection with The Netherlands’ digital migration program.
      Japan (J:COM). J:COM’s SG&A expenses decreased $8.5 million or 8.9%, and increased $1.8 million or 1.0%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for increases of approximately $10.0 million and $22.1 million during the respective 2006 periods. Excluding the effects of these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s SG&A expenses decreased $12.8 million or 13.4%, and $4.6 million or 2.7%, respectively. These decreases are attributable primarily to lower marketing and advertising costs during the 2006 periods as costs incurred in connection with a rebranding initiative undertaken by J:COM during the first half of 2005 were not repeated during the 2006 periods. The six-month decrease was partially offset by higher labor and related overhead costs associated with increases in sales staff during the second quarter of 2005.
      Chile (VTR). VTR’s SG&A expenses increased $7.1 million or 28.4%, and $18.3 million or 40.5%, during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $5.4 million of the six month increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $2.7 million or 10.7%, and $7.1 million or 15.8%, respectively. These increases are primarily attributable to increases in sales commissions, marketing and advertising costs and professional fees. These increases were offset in part by lower labor and related costs, due largely to non-recurring labor costs that were incurred during the 2005 periods in connection with the Metrópolis combination. The increases in professional fees reflect amounts incurred in 2006 in connection with certain litigation matters and strategic projects.

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

Operating Cash Flow of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	June 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division)
The Netherlands	$98.6	$101.8	$(3.2)	(3.1)	(2.7)
Switzerland (Cablecom)	88.6	—	88.6	N.M.	N.M.
Austria	48.6	41.3	7.3	17.7	18.3
Other Western Europe	25.9	19.8	6.1	30.8	29.6

Total Western Europe	261.7	162.9	98.8	60.7	61.0

Hungary	35.6	30.6	5.0	16.3	24.1
Other Central and Eastern Europe	65.0	38.6	26.4	68.4	62.2

Total Central and Eastern Europe	100.6	69.2	31.4	45.4	45.4

Central and corporate operations of UPC Broadband Division	(49.6)	(49.2)	(0.4)	0.8	1.0

Total Europe (UPC Broadband Division)	312.7	182.9	129.8	71.0	71.2

Japan (J:COM)	178.0	147.2	30.8	20.9	28.8
Chile (VTR)	48.2	35.3	12.9	36.5	23.8
Corporate and other	28.6	3.6	25.0	N.M.	N.M.

Total	$567.5	$369.0	$198.5	53.8	55.8

					Increase
					(decrease)
	Six months ended				excluding
	June 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division) The Netherlands	$201.6	$223.1	$(21.5)	(9.6)	(5.1)
Switzerland (Cablecom)	164.4	—	164.4	N.M.	N.M.
Austria	92.5	83.7	8.8	10.5	15.7
Other Western Europe	50.5	32.8	17.7	54.0	60.3

Total Western Europe	509.0	339.6	169.4	49.9	54.8

Hungary	71.4	62.7	8.7	13.9	25.0
Other Central and Eastern Europe	126.4	78.3	48.1	61.4	61.9

Total Central and Eastern Europe	197.8	141.0	56.8	40.3	45.5

Central and corporate operations of UPC Broadband Division	(100.7)	(100.6)	(0.1)	0.1	4.5

Total Europe (UPC Broadband Division)	606.1	380.0	226.1	59.5	64.6

Japan (J:COM)	350.2	315.6	34.6	11.0	21.2
Chile (VTR)	94.4	65.9	28.5	43.2	30.0
Corporate and other	55.2	(3.7)	58.9	N.M.	N.M.

Total	$1,105.9	$757.8	$348.1	45.9	51.0

N.M. — Not Meaningful

Discussion and Analysis of our Historical Operating Results

General
      As noted above, the effects of acquisitions have affected the comparability of our results of operations during the 2006 and 2005 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and six months ended June 30, 2006, as compared to the respective 2005 periods, are primarily attributable to the effects of these acquisitions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue
      Our total consolidated revenue increased $502.1 million and $949.0 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $406.4 million and $840.9 million of such increases during the respective 2006 periods. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $113.6 million or 10.5%, and $219.5 million or 10.3%, respectively. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
      Our total consolidated operating expense increased $216.4 million and $419.1 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $169.9 million and $358.7 million of such increases during the respective 2006 periods. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $57.7 million or 12.5%, and $109.2 million or 12.3%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) interconnect costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base. Our operating expenses include stock-based compensation expense. For additional information, see discussion under SG&A below.

SG&A expense
      Our total consolidated SG&A expense increased $63.6 million and $155.6 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $86.4 million and $183.3 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, total consolidated SG&A expense remained relatively constant over the 2006 and 2005 three-month periods, and increased $17.0 million or 3.5% during the 2006 six-month period. As discussed in more detail under Discussion and Analysis of Reportable Segments above, the increase during the six-month period generally reflects increases in (i) labor costs and (ii) marketing and advertising costs and sales commissions. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base. As further described below, our SG&A expenses include stock-based compensation expense.

Stock-based compensation expense (included in operating and SG&A expenses)
      Effective January 1, 2006, we adopted SFAS 123(R) and began using the fair value method to account for the stock incentive awards of our company and our subsidiaries. Prior to January 1, 2006, we used the intrinsic value method prescribed by APB No. 25 to account for stock-based incentive awards. Our stock-based compensation expense for the three and six months ended June 30, 2005 has not been restated to adopt the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM with respect to its stock-based compensation plans, and during the 2005 periods, amounts recorded with respect to the Liberty Jupiter stock plan pursuant to which four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination) have an indirect interest in J:COM.
      A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months		Six months
	ended June 30,		ended June 30,

	2006	2005	2006	2005

	amounts in millions
LGI common stock(a)	$17.1	$28.8	$30.1	$32.6
J:COM common stock(b)	0.9	12.2	1.8	24.8
Other	1.3	1.9	3.4	4.1

Total	$19.3	$42.9	$35.3	$61.5

Operating expense	$1.1	$3.7	$2.1	$4.6
SG&A expense	18.2	39.2	33.2	56.9

Total	$19.3	$42.9	$35.3	$61.5

(a)	Most of the LGI stock incentive awards outstanding during the three and six months ended June 30, 2005 were accounted for as variable-plan awards under the intrinsic value method. Accordingly, fluctuations in our stock-based compensation expense for the three and six months ended June 30, 2005 were largely a function of changes in the market price of the underlying common stock.

(b)	The stock-based compensation expense related to J:COM common stock during the three and six months ended June 30, 2005 includes (i) stock-based compensation recorded by J:COM of $9.6 million and $18.8 million, respectively, including amounts recorded due to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 23, 2005 IPO and to increases in the market price of J:COM common stock following the IPO; and (ii) stock-based compensation expense recorded with respect to the Liberty Jupiter stock plan of $2.6 million and $6.0 million, respectively. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to the Liberty Jupiter stock plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a compensatory plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our condensed consolidated balance sheet.
      For additional information concerning our stock-based compensation, see note 3 to our condensed consolidated financial statements.

Depreciation and amortization
      Our total consolidated depreciation and amortization expense increased $164.8 million and $322.6 million during the three and six months ended June 30, 2006 respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $143.3 million and $301.5 million of such increases during the respective 2006 periods. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $25.7 million or 8.9%, and $50.4 million or 9.0%, respectively. These increases are due primarily to increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives.

Interest expense
      Our total consolidated interest expense increased $78.3 million and $146.7 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $78.3 million or 100.5%, and $154.3 million or 100.5% during the respective 2006 periods. These increases are primarily attributable to a $4.3 billion or 70% increase in our outstanding indebtedness at June 30, 2006, as compared to June 30, 2005. The increase in debt is primarily attributable to debt incurred or assumed in connection with the Cablecom and other acquisitions. The increases in interest expense are partially offset by $7.0 million and $13.8 million decreases during the respective 2006 periods, in the non-cash interest expense recorded on the UGC Convertible Notes due to the adoption of SFAS 155 on January 1, 2006. As a result of this change in accounting, we no longer record non-cash interest expense with respect to the UGC Convertible Notes. For additional information, see note 3 to our condensed consolidated financial statements.

Interest and dividend income
      Our total consolidated interest and dividend income decreased $1.9 million and $6.0 million during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods, as the effect of a decrease in our average consolidated cash and cash equivalent balances was only partially offset by the impact of an increase in the average interest rate earned on such balances.

Share of results of affiliates, net
      The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months		Six months ended
	ended June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Jupiter TV	$9.1	$7.9	$17.1	$16.6
Telenet Group Holding B.V (Telenet)	(9.6)	(5.9)	(15.0)	(11.9)
Austar United Communications Limited	—	2.9	—	5.1
Mediatti Communications, Inc.	(1.1)	(1.1)	(2.5)	(5.2)
Torneos y Competencias S.A. (TyC)(a)	—	—	—	(18.5)
Other	0.6	0.7	0.8	(2.9)

	$(1.0)	$4.5	$0.4	$(16.8)

(a)	Our share of TyC’s losses during the six months ended June 30, 2005 includes a $25.4 million impairment charge to reflect an other-than-temporary decline in the fair value of our investment in TyC at March 31, 2005. We sold our investment in TyC during the second quarter of 2005.

      Realized and unrealized gains (losses) on financial and derivative instruments, net
      The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three months		Six months ended
	ended June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts(a)	$(68.5)	$75.6	$(14.2)	$95.8
Embedded derivatives(b)	(12.8)	(7.6)	(18.3)	47.6
UGC Convertible Notes(c)	2.8	—	36.1	—
Foreign exchange contracts	(6.3)	2.5	5.8	9.5
Call and put contracts(d)	(7.9)	(1.2)	11.7	(1.2)
Other	—	—	—	3.5

Total	$(92.7)	$69.3	$21.1	$155.2

(a)	Includes a CLP 12.3 billion ($23.3 million at the average exchange rate for the period) unrealized loss recorded during the second quarter of 2006 related to certain cross-currency and interest rate exchange contracts entered into by VTR in connection with its pending refinancing (see note 7 to our condensed consolidated financial statements). Most of this unrealized loss is associated with the market spreads contained in these contracts due to the large notional amount of these contracts relative to the standard size of similar transactions in Chile. The remaining losses on the cross-currency and interest rate exchange contracts during the 2006 periods are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the Euro relative to the CHF, and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the Euro. The gains on the cross-currency and interest rate exchange agreements during the 2005 periods are attributable to the net effect of (i) gains associated with an increase in the value of the U.S. dollar relative to the Euro and (ii) losses associated with decreases in market interest rates.

(b)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 periods and the forward sale of the News Corp. Class A common stock during the 2006 and 2005 periods. As discussed in note 3 to our condensed consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(c)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 periods that is not attributable to changes in foreign currency exchange rates. See note 3 to our condensed consolidated financial statements. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S dollar and the Euro, (ii) the market price of LGI common stock, (iii) market interest rates, and (iv) the credit rating of UGC. Gains and losses due to exchange rate fluctuations are reported as foreign currency transaction gains (losses), net, (see below) while changes in the remaining fair value components are included in realized and unrealized gains (losses) on financial and derivative instruments, net.

(d)	The gains and losses on call and put options during the 2006 periods are primarily attributable to call options that we hold with respect to Telenet ordinary shares.

Foreign currency transaction gains (losses), net
      The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in millions
U.S. dollar debt issued by our European subsidiaries	$92.0	$(139.4)	$138.5	$(181.2)
Euro denominated debt issued by UGC (UGC Convertible Notes)	(28.3)	34.2	(42.6)	53.1
Cash denominated in a currency other than the entities’ functional currency	—	(23.0)	5.7	(50.2)
Intercompany notes denominated in a currency other than the entities’ functional currency	(14.2)	(5.7)	(7.3)	(17.1)
Other	(5.9)	(2.6)	(12.1)	(5.8)

	$43.6	$(136.5)	$82.2	$(201.2)

Losses on extinguishment of debt
      We recognized losses on extinguishment of debt of $26.7 million and $35.6 million during the three and six months ended June 30, 2006, respectively. The loss for the six months ended June 30, 2006 includes (i) a $21.1 million write-off of deferred financing costs and creditor fees in connection with the May 2006 refinancing of the UPC Broadband Holding Bank Facility, (ii) a $5.6 million loss recognized by J:COM during the second quarter of 2006, and (iii) a $7.6 million loss associated with the first quarter 2006 Redemption of the Cablecom Luxembourg Floating Rate Notes. The Cablecom Luxembourg loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Redemption. For additional information, see note 7 to our condensed consolidated financial statements.
      We recognized losses on extinguishment of debt of $0.7 million and $12.6 million during the three and six months ended June 30, 2005, respectively. The loss for the six months ended June 30, 2005 represents a first quarter write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility.

Gains (losses) on disposition of non-operating assets, net
      We recognized gains on disposition of non-operating assets, net of $2.3 million and $47.6 million during the three and six months ended June 30, 2006, respectively. The gain for the six months ended June 30, 2006 includes a $45.3 million gain on the February 2006 sale of our cost investment in Sky Mexico.
      We recognized gains (losses) on disposition of non-operating assets, net of $(44.0 million) and $25.5 million during the three and six months ended June 30, 2005, respectively. The loss for the three months ended June 30, 2005 includes a $62.7 million loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, offset by a $17.3 million gain on the June 2005 sale of our investment in The Wireless Group plc. The gain for the six months ended June 30, 2005 includes, in addition to the above, a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión S.A. shares in connection with its debt restructuring and a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT Holding GmbH.

Income tax expense
      We recognized income tax expense of $98.9 million and $8.0 million during the six months ended June 30, 2006 and 2005, respectively.
      The tax expense amount for six months ended June 30, 2006 differs from the expected tax expense of $10.3 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, (ii) the realization for financial reporting purposes of foreign currency gains and losses in certain jurisdictions not recognized for tax reporting purposes and (iii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate.
      The tax expense for the six months ended June 30, 2005 differs from the expected tax benefit of $8 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments and the UGC Convertible Notes, (iii) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate, and (iv) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset during the six month period by the release of valuation allowances in other jurisdictions, including a tax benefit of $37.9 million recognized during the six months ended June 30, 2005 associated with the net release of valuation allowances by J:COM.
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

Cash and cash equivalents
      The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2006 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$877.3
UPC Broadband Division:
UPC Holding	15.6
UPC Broadband Holding and its unrestricted subsidiaries	187.9
Cablecom Luxembourg and its unrestricted subsidiaries	156.7
J:COM	308.8
VTR	47.2
Other operating subsidiaries	61.4

Total cash and cash equivalents	$1,654.9

LGI and its Non-operating Subsidiaries
      The cash and cash equivalent balances of $877.3 million held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2006. Our remaining unrestricted cash and cash equivalents of $777.6 million at June 30, 2006 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
      The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the UGC Convertible Notes. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions, the repurchase of LGI common stock, or other investment opportunities.
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
      Including our cash self-tender offer and other repurchase transactions described in note 8 to our condensed consolidated financial statements, we repurchased during the six months ended June 30, 2006 a total of 12,698,558 shares and 19,994,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $755.7 million. At June 30, 2006, we were authorized under the March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A common and LGI Series C common stock.

Operating Subsidiaries
      The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Cablecom Luxembourg, J:COM, Austar and our Puerto Rico subsidiary, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2006, see note 7 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, please see the discussion under “Condensed Consolidated Cash Flow Statements” below.
      On January 19, 2006, we completed the sale of 100% of UPC Norway, to an unrelated third party for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under Facility I of the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. For additional information, see note 4 to the accompanying condensed consolidated financial statements.
      On March 2, 2006, a subsidiary of UPC Holding acquired INODE, an unbundled DSL-provider in Austria, for cash consideration before direct acquisition costs of approximately €93 million ($111 million at the transaction date).

      On June 19, 2006 we sold UPC Sweden for cash proceeds of SEK2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay Facility I under the UPC Broadband Holding Bank Facility (see note 7). The amounts repaid may be reborrowed subject to covenant compliance.
      On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date). Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 at the transaction date) of the cash proceeds from the UPC France sale to prepay a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we have placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility.
      On August 9, 2006, we announced that our indirect subsidiary, Liberty Global Europe, had signed a total return swap agreement with each of AIL and Deutsche, to acquire Unite Holdco, subject to regulatory approvals. Unite Holdco, an affiliate of AIL and Deutsche, has entered into a share purchase agreement to acquire for €322.5 million ($412.3 million), subject to closing adjustments, all interests in Karneval from ICZ Holding B.V., subject only to the approval of the Czech Broadcasting Council. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. As stated above, Liberty Global Europe’s acquisition of Unite Holdco from Unite Holdco’s parent companies, AIL and Deutsche, is subject to receipt of applicable regulatory approvals. Pursuant to the total return swap agreements, if the relevant regulatory approvals have been obtained prior to May 7, 2007, Liberty Global Europe will transfer to each of AIL and Deutsche an amount equal to AIL’s and Deutsche’s respective invested capital in Unite Holdco, which initially will be €163.75 million ($209.3 million), plus interest at a specified EURIBOR-based rate plus a margin of 0.7%, in exchange for all of the outstanding share capital of Unite Holdco and (indirectly) Karneval. Liberty Global Europe’s obligations under each of the swap agreements are secured by cash collateral in the amount of €163.75 million ($209.3 million) provided by Liberty Global Europe on August 8, 2006 to each of AIL and Deutsche, to be repaid to Liberty Global Europe upon settlement of the swap agreement. AIL and Deutsche have agreed to pay Liberty Global Europe interest on the amount of the cash collateral at agreed upon rates, which following Unite Holdco’s acquisition of Karneval will be the specified EURIBOR-based rate. The aggregate amount of the cash collateral provided by Liberty Global Europe equals the sum of the €322.5 million purchase price payable by Unite Holdco for Karneval plus €5 million ($6.4 million) of working capital. For additional information, see note 12 to our condensed consolidated financial statements.
      For additional information concerning our acquisitions and dispositions, see note 4 to our condensed consolidated financial statements.

Capitalization
      We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times of our consolidated operating cash flow. The ratio of our June 30, 2006 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2006 was 4.8 and the ratio of our June 30, 2006 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended June 30, 2006 was 4.0. The foregoing ratios do not give effect to the impact of the July 2006 disposition of UPC France.
      In order to mitigate risk and to obtain the most attractive borrowing terms, we typically seek to incur debt at the subsidiary level that is closest to the operations that are supporting the debt financing. In addition, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 5 to our condensed consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.
      At June 30, 2006, all of our $10,790.7 million of consolidated debt and capital lease obligations had been borrowed by our subsidiaries. For additional information concerning our debt balances at June 30, 2006 and significant developments with respect to our debt instruments during 2006, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
      During the six months ended June 30, 2006, we used net cash provided by our operating activities of $868.2 million, net cash provided by our investing activities of $136.3 million, and net cash used by financing activities of $636.0 million to fund a $368.5 million increase in our existing cash and cash equivalent balances (excluding an $84.2 million increase due to changes in foreign exchange rates).
      The net cash provided by our investing activities during the six months ended June 30, 2006 includes cash proceeds of $1,070.9 million received upon the disposition of UPC Sweden, UPC Norway, Sky Mexico and certain less significant assets, capital expenditures of $697.1 million, and cash paid to acquire INODE and certain less significant entities of $144.2 million.
      The UPC Broadband Division and VTR accounted for $359.9 million and $65.9 million, respectively of our consolidated capital expenditures during the six months ended June 30, 2006, and $311.6 million and $44.0 million, respectively, during the six months ended June 30, 2005. The increase in the capital expenditures of the UPC Broadband Division and VTR during the six months ended June 30, 2006, as compared to the corresponding prior year period, is due primarily to: (i) the effects of acquisitions, (ii) initiatives such as The Netherlands’ digital migration program and our efforts to continue the growth of our VoIP telephony services in Europe and Chile; (iii) increased costs for the purchase and installation of customer premise equipment as our operating segments in Europe and Chile added more customers during the 2006 period than in the 2005 period; (iv) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments; and (iv) other factors such as information technology upgrades and expenditures for general support systems. We expect that the full year 2006 capital expenditures of the UPC Broadband Division and VTR, as a percentage of local currency revenue, will fall within a range of 25% to 27% and 26% to 28%, respectively.
      J:COM accounted for $200.0 million and $154.8 million of our consolidated capital expenditures during the six months ended June 30, 2006 and 2005, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $53.7 million and $70.5 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $253.7 million and $225.3 million during the six months ended June 30, 2006 and 2005, respectively. J:COM management currently expects that, excluding FX, J:COM’s aggregate full year 2006 capital expenditures (whether financed with cash or capital lease arrangements) will fall within a range of 30% to 32% of J:COM’s 2006 revenue.
      The actual amount of the 2006 capital expenditures of the UPC Broadband Division, VTR and J:COM may vary from the expected amounts disclosed above for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results and (iv) the availability of capital. Accordingly, no assurance can be given that actual capital expenditures will not vary from the expected amounts disclosed above.

      During the six months ended June 30, 2006, the cash used by our financing activities was $636.0 million. Such amount includes net borrowings of debt and capital lease obligations of $128.1 million and stock repurchases of $755.7 million.

Off Balance Sheet Arrangements
      For a description of our outstanding guarantees and other off balance sheet arrangements at June 30, 2006, see note 10 to our condensed consolidated financial statements.

Commitments and Contingencies
      For a description of our outstanding commitments and contingencies at June 30, 2006, see note 10 to our condensed consolidated financial statements.

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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, Euros and, to a lesser degree, other currencies. At June 30, 2006, J:COM held cash balances of $308.8 million, respectively, that were denominated in Japanese yen and we held cash balances of $964.9 million that were denominated in Euros. These Japanese yen and Euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At June 30, 2006, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $560.2 million.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the Euro and Japanese yen, as 28.5% and 28.8% of our U.S. dollar revenue during the three months ended June 30, 2006, and 28.3% and 29.1% of our U.S. dollar revenue during the six months ended June 30, 2006, was derived from subsidiaries whose functional currency is the Euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.
      The relationship between (i) the Euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
	2006	2005

Spot rates:
Euro	0.7822	0.8451
Swiss franc	1.2243	1.3153
Japanese yen	114.48	117.95
Chilean peso	538.65	514.01
Hungarian forint	221.46	213.52
Australian dollar	1.3473	1.3631

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Average rates:
Euro	0.7959	0.7929	0.8136	0.7768
Swiss franc	1.2443	1.2269	1.2703	1.2043
Japanese yen	114.47	107.46	115.69	105.79
Chilean peso	527.19	581.95	526.89	580.19
Hungarian forint	212.31	197.96	211.86	188.38
Australian dollar	1.3395	1.3009	1.3460	1.2935

Interest Rate Risks
      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, Cablecom Luxembourg and LG Switzerland, the Japanese yen LIBOR- and TIBOR-indexed debt of J:COM, the LIBOR-indexed Secured Borrowing on ABC Family Preferred Stock, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries. These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable us to otherwise pay lower market rates. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose our company to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.
      Weighted Average Variable Interest Rate — At June 30, 2006, our variable rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated approximately $8.0 billion, and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 6.0% (6.7%

exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $40.0 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the Euro at June 30, 2006 would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €155 million ($198 million), (ii) an instantaneous increase (decrease) of 10% in the value of the Euro relative to the Czech Koruna, the Slovakian Koruna, the Hungarian Forint and the Polish Zloty at June 30, 2006 would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €104 million ($133 million), (iii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at June 30, 2006 would have increased the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately €41 million ($53 million), and (iv) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2006 would have decreased the aggregate value of the UPC Broadband Holding cross-currency and interest rate swaps and caps by approximately €42 million ($54 million).

Cablecom GmbH and Cablecom Luxembourg Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Euro relative to the Swiss franc at June 30, 2006 would have increased (decreased) the aggregate value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF90 million ($74 million), (ii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at June 30, 2006 would have increased the aggregate value of the Cablecom GmbH cross-currency and interest rate swaps by approximately CHF32 million ($26 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2006 would have decreased the aggregate value of the Cablecom GmbH cross-currency and interest rate swaps by approximately CHF33 million ($27 million).

UGC Convertible Notes
      Holding all other factors constant, (i) an instantaneous increase of 10% in the fair value of the Euro relative to the U.S. dollar at June 30, 2006 would have decreased the fair value of the UGC Convertible Notes by approximately €21.5 million ($27.5 million), (ii) an instantaneous decrease of 10% in the fair value of the Euro to the U.S. dollar at June 30, 2006 would have increased the fair value of the UGC Convertible Notes by approximately €29.0 million ($37.1 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at June 30, 2006 would have decreased (increased) the value of the UGC Convertible Notes by approximately €4.1 million ($5.2 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at June 30, 2006 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €34.0 million ($43.5 million).

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

(c)	Changes in internal control over financial reporting
      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Cignal — On April 26, 2002, Liberty Global Europe N.V., previously known as United Pan Europe Communications, N.V. (Liberty Global Europe) and the indirect parent of UPC Holding, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest.
      On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds.
      (c) Issuer Purchases of Equity Securities
      The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2006:

							Approximate dollar
					Total number of shares		value of shares that
					purchased as part of		may yet be purchased
	Total number of		Average price paid		publicly announced		under the plans or
Period	shares purchased		per share(a)		plans or programs		programs

							amounts in millions
April 1, 2006 through	Series A:	—	Series A:	$—	Series A:	—
April 30, 2006	Series C:	6,543,837	Series C:	$20.20	Series C:	6,543,837	$117.6
May 1, 2006 through	Series A:	—	Series A:	$—	Series A:	—
May 31, 2006	Series C:	—	Series C:	$—	Series C:	—	$117.6
June 1, 2006 through	Series A:	10,000,000	Series A:	$25.10	Series A:	10,000,000
June 30, 2006	Series C:	10,288,066	Series C:	$24.40	Series C:	10,288,066	$117.6
Total	Series A:	10,000,000	Series A:	$25.10	Series A:	10,000,000
	Series C:	16,831,903	Series C:	$22.76	Series C:	16,831,903	$117.6

(a)	Average price paid per share includes direct acquisition costs where applicable.
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
      In May 2006, our board of directors authorized two cash self-tender offers to purchase up to 10,000,000 shares of LGI Series A common stock and up to 10,288,066 shares of LGI Series C common stock at a purchase price of $25.00 and $24.30 per share, respectively, or up to an aggregate for both tender offers of $500.0 million. The self tender offers commenced on May 18, 2006 and expired on June 15, 2006. Based on the final tabulation by the depositary for the tender offers, 108,878,331 shares of LGI Series A common stock and 130,225,158 shares of LGI Series C common stock were properly tendered and not withdrawn. Accordingly, as each tender offer was oversubscribed, the number of shares of LGI Series A common stock and the number of shares of LGI Series C common stock that we purchased from each tendering stockholder was pro-rated approximately 9.2% for the LGI Series A common stock tender offer and approximately 7.9% for the LGI Series C common stock tender offer. On or about June 21, 2006, LGI, through its depository agent, purchased 10,000,000 shares of its LGI Series A common stock and 10,288,066 shares of its LGI Series C common stock for an aggregate price of $500.0 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      Including our cash self-tender offer and other repurchase transactions described in note 8 to our condensed consolidated financial statements, we repurchased during the six months ended June 30, 2006 a total of 12,698,558 shares and 19,994,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $755.7 million.

Item 4.	Submission of Matters to a Vote of Security Holders
      On June 22, 2006, we held our annual meeting of stockholders. At the annual meeting, two matters were considered and acted upon: (i) the elections of three directors to serve as Class I members of our Board until the 2009 annual meeting of stockholders or until their respective successors are elected; and (ii) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2006. Each of the proposals was adopted. The following is a summary of the votes for each proposal:
Election of John P. Cole Jr. as Director

	For	Withheld

Series A	206,542,376	1,944,236
Series B	70,501,550	1,228,780

Total:	277,043,926	3,173,016

Election of David E. Rapley as Director

	For	Withheld

Series A	206,220,170	2,266,442
Series B	70,498,530	1,231,800

Total:	276,718,700	3,498,242

Election of Gene W. Schneider as Director

	For	Withheld

Series A	204,741,631	3,744,981
Series B	70,498,220	1,232,110

Total:	275,239,851	4,977,091

Ratification of KPMG LLP as independent auditors

	For	Against	Abstentions	Broker Non-Votes

Series A	207,190,068	749,510	547,034	—
Series B	70,541,690	1,115,140	73,500	—

Total:	277,731,758	1,864,650	620,534	—

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the Guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s March 31,2006 Quarterly Report on Form 10-Q, dated May 10, 2006 (the March 31, 2006 10-Q))
4.2	Deed of Amendment and Restatement Agreement, dated May 10, 2006, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with TD Bank Europe Limited, as Security Agent, and Toronto Dominion (Texas) LLC, as Facility Agent, including as Schedule 2 thereto the €3,500,000,000 and US$347,500,000 and €95,000,000 Restated Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the Guarantors listed therein, the Lead Arrangers listed therein, the Original Lenders listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent. (incorporated by reference to Exhibit 4.2 to the March 31,2006 10-Q)
4.3	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, TD Bank Europe Limited and certain Additional Facility L Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 3, 2006 (File No. 000-51360))
10	Material Contracts:
10.1	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding B.V., Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated June 6, 2006 (File No. 000-51360) (the “June 2006 8-K”))
10.2	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the June 2006 8-K)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: August 9, 2006	/s/ Michael T. Fries
Michael T. Fries President and Chief Executive Officer

Dated: August 9, 2006	/s/ Charles H.R. Bracken
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2006	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the Guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s March 31,2006 Quarterly Report on Form 10-Q, dated May 10, 2006 (the March 31, 2006 10-Q))
4.2	Deed of Amendment and Restatement Agreement, dated May 10, 2006, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with TD Bank Europe Limited, as Security Agent, and Toronto Dominion (Texas) LLC, as Facility Agent, including as Schedule 2 thereto the €3,500,000,000 and US$347,500,000 and €95,000,000 Restated Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the Guarantors listed therein, the Lead Arrangers listed therein, the Original Lenders listed therein, Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Security Agent. (incorporated by reference to Exhibit 4.2 to the March 31,2006 10-Q)
4.3	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, TD Bank Europe Limited and certain Additional Facility L Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 3, 2006 (File No. 000-51360))
10	Material Contracts:
10.1	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding B.V., Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated June 6, 2006 (File No. 000-51360) (the “June 2006 8-K”))
10.2	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the June 2006 8-K)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith