Form 10-Q
period 2006-09-30
Liberty Global, Inc.
filed 2006-11-08
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-51360
Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard	80112
Englewood, Colorado	(Zip Code)
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
      Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.          Yes ☐          No ☑
      The number of outstanding shares of Liberty Global, Inc.’s common stock as of November 1, 2006 was:
Series A common stock — 196,670,987 shares;
Series B common stock — 7,282,345 shares; and
Series C common stock — 197,003,046 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005

	amounts in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,324.6	$1,202.2
Trade receivables, net	470.4	534.2
Other receivables, net	75.1	112.5
Current assets of discontinued operations (note 4)	—	14.7
Restricted cash (note 4)	291.6	56.8
Other current assets	409.0	342.0

Total current assets	2,570.7	2,262.4
Investments in affiliates, accounted for using the equity method, and related receivables	803.2	789.0
Other investments	471.7	569.0
Property and equipment, net (note 6)	7,866.4	7,991.3
Goodwill (note 6)	9,755.0	9,020.1
Franchise rights and other intangible assets not subject to amortization	180.1	218.0
Intangible assets subject to amortization, net (note 6)	1,416.3	1,601.8
Long-term assets of discontinued operations (note 4)	—	329.9
Other assets, net	700.7	597.0

Total assets	$23,764.1	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)

	September 30,	December 31,
	2006	2005

	amounts in millions
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598.6	$715.6
Accrued liabilities and other	708.9	668.9
Current portion of deferred revenue and advance payments from subscribers and others	434.9	596.0
Accrued interest	138.4	145.5
Current liabilities of discontinued operations (note 4)	—	35.3
Current portion of debt and capital lease obligations (note 7)	878.3	270.0

Total current liabilities	2,759.1	2,431.3
Long-term debt and capital lease obligations (note 7)	10,396.5	9,845.0
Deferred tax liabilities	553.5	546.0
Long-term liabilities of discontinued operations (note 4)	—	9.6
Other long-term liabilities	1,122.7	933.7

Total liabilities	14,831.8	13,765.6

Commitments and contingencies (note 10)
Minority interests in subsidiaries	1,867.2	1,796.5

Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 197,264,585 and 232,334,708 shares at September 30, 2006 and December 31, 2005, respectively	2.0	2.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,291,345 and 7,323,570 shares at September 30, 2006 and December 31, 2005, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued 197,583,922 and 239,820,997 shares at September 30, 2006 and December 31, 2005, respectively	2.0	2.4
Additional paid-in capital	8,099.0	9,992.2
Accumulated deficit	(989.2)	(1,732.5)
Accumulated other comprehensive loss, net of taxes	(11.6)	(262.9)
Deferred compensation (note 3)	—	(15.6)
Treasury stock, at cost	(37.2)	(169.6)

Total stockholders’ equity	7,065.1	7,816.4

Total liabilities and stockholders’ equity	$23,764.1	$23,378.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions, except per share amounts
Revenue (note 9)	$1,622.4	$1,105.1	$4,697.4	$3,231.1

Operating costs and expenses:
Operating (other than depreciation) (including stock-based compensation of $2.1 million, $5.9 million, $4.2 million and $10.5 million, respectively) (notes 3 and 9)	696.4	482.0	2,005.4	1,371.9
Selling, general and administrative (SG&A) (including stock-based compensation of $19.1 million, $54.9 million, $52.3 million and $111.8 million, respectively) (notes 3 and 9)	347.8	285.3	1,043.2	825.1
Depreciation and amortization	457.7	306.0	1,338.1	863.8
Impairment, restructuring and other operating charges	5.5	2.7	11.7	3.5

	1,507.4	1,076.0	4,398.4	3,064.3

Operating income	115.0	29.1	299.0	166.8

Other income (expense):
Interest expense (note 9)	(181.8)	(122.3)	(482.0)	(275.8)
Interest and dividend income	26.1	18.9	62.1	60.9
Share of results of affiliates, net	5.5	2.0	5.9	(14.8)
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 5)	(181.1)	(29.2)	(160.0)	126.0
Foreign currency transaction gains (losses), net	0.9	7.1	83.1	(194.1)
Losses on extinguishment of debt	(5.0)	—	(40.6)	(12.6)
Gains on disposition of non-operating assets, net (note 4)	52.7	0.4	100.3	25.9
Other income (expense), net	0.9	—	(5.3)	0.9

	(281.8)	(123.1)	(436.5)	(283.6)

Loss before income taxes, minority interests and discontinued operations	(166.8)	(94.0)	(137.5)	(116.8)
Income tax benefit (expense)	22.5	(3.3)	(76.4)	(11.3)
Minority interests in earnings of subsidiaries, net	(28.6)	(25.7)	(88.9)	(81.7)

Loss from continuing operations	(172.9)	(123.0)	(302.8)	(209.8)

Discontinued operations (note 4):
Earnings (loss) from operations, including tax expense of $0.2 million and $1.5 million during the three and nine months ended September 30, 2005, respectively	(7.5)	(4.9)	6.8	(15.6)
Gain on disposal of discontinued operations	625.4	—	1,033.4	—

	617.9	(4.9)	1,040.2	(15.6)

Net earnings (loss)	$445.0	$(127.9)	$737.4	$(225.4)

Basic and diluted earnings (loss) per common share (note 2):
Continuing operations	$(0.40)	$(0.26)	$(0.67)	$(0.53)
Discontinued operations	1.43	(0.01)	2.30	(0.04)

	$1.03	$(0.27)	$1.63	$(0.57)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Net earnings (loss)	$445.0	$(127.9)	$737.4	$(225.4)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(93.1)	12.8	223.2	(182.9)
Reclassification adjustment for foreign currency translation losses included in net earnings	18.5	—	16.2	51.7
Unrealized gains on available-for-sale securities	0.6	21.7	3.0	23.0
Reclassification adjustment for loss on available-for-sale securities included in net earnings	1.1	—	10.3	—
Unrealized gain (loss) on cash flow hedges	(1.8)	1.3	(1.4)	(0.9)

Other comprehensive earnings (loss)	(74.7)	35.8	251.3	(109.1)

Comprehensive earnings (loss)	$370.3	$(92.1)	$988.7	$(334.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
	Common stock			Additional		comprehensive		Treasury	Total
				paid-in	Accumulated	loss,	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity

	amounts in millions
Balance at January 1, 2006 before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 3)	—	—	—	(15.6)	5.9	—	15.6	—	5.9

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.6)	(262.9)	—	(169.6)	7,822.3
Net earnings	—	—	—	—	737.4	—	—	—	737.4
Other comprehensive earnings, net of tax	—	—	—	—	—	251.3	—	—	251.3
Repurchase of common stock (note 8)	—	—	—	—	—	—	—	(1,757.2)	(1,757.2)
Cancellation of treasury stock	(0.3)	—	(0.4)	(1,888.9)	—	—	—	1,889.6	—
Stock-based compensation, net of taxes (note 3)	—	—	—	52.4	—	—	—	—	52.4
Minority owners’ share of distribution paid by Austar United Communications Limited (note 7)	—	—	—	(71.0)	—	—	—	—	(71.0)
Stock issued in connection with equity incentive plans	—	—	—	7.9	—	—	—	—	7.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	22.0	—	—	—	—	22.0

Balance at September 30, 2006	$2.0	$0.1	$2.0	$8,099.0	$(989.2)	$(11.6)	$—	$(37.2)	$7,065.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,

	2006	2005

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$737.4	$(225.4)
Net loss (earnings) from discontinued operations	(1,040.2)	15.6

Loss from continuing operations	(302.8)	(209.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	56.5	122.3
Depreciation and amortization	1,338.1	863.8
Impairment, restructuring and other operating charges	11.7	3.5
Amortization of deferred financing costs and non-cash interest	59.9	78.9
Share of results of affiliates, net of dividends	(1.2)	14.8
Realized and unrealized losses (gains) on financial and derivative instruments, net	160.0	(126.0)
Foreign currency transaction losses (gains), net	(83.1)	194.1
Losses on extinguishment of debt	40.6	12.6
Gains on disposition of non-operating assets, net	(100.3)	(25.9)
Deferred income tax expense (benefit)	9.2	(30.5)
Minority interests in earnings of subsidiaries, net	88.9	81.7
Other non-cash items	10.3	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	65.8	82.1
Payables and accruals	(203.1)	(291.8)
Net cash provided by operating activities of discontinued operations	74.9	246.8

Net cash provided by operating activities	1,225.4	1,016.6

Cash flows from investing activities:
Capital expended for property and equipment	(1,050.4)	(700.3)
Cash paid in connection with acquisitions, net of cash acquired	(1,134.6)	(756.9)
Proceeds received upon disposition of discontinued operations, net of disposal costs	2,548.1	—
Proceeds received upon dispositions of assets	135.6	151.7
Net cash received to purchase and settle derivative instruments	18.0	77.5
Change in restricted cash	(244.2)	26.1
Return of cash previously paid into escrow in connection with 2004 acquisition	—	56.9
Investments in and loans to affiliates and others	(10.4)	(20.2)
Proceeds received from sale of short-term liquid investments	2.6	69.3
Purchases of short-term liquid investments	—	(51.8)
Cash paid in connection with LGI Combination	—	(703.5)
Payment of deposit for pending acquisition	—	(131.1)
Other investing activities, net	1.5	8.1
Net cash used by investing activities of discontinued operations	(92.5)	(134.7)

Net cash provided (used) by investing activities	$173.7	$(2,108.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(unaudited)

	Nine months ended
	September 30,

	2006	2005

	amounts in millions
Cash flows from financing activities:
Borrowings of debt	$6,890.8	$4,250.4
Repayments of debt and capital lease obligations	(6,358.7)	(3,915.8)
Repurchase of common stock	(1,757.2)	—
Payment of deferred financing costs	(70.5)	(62.2)
Proceeds from issuance of stock by subsidiaries	8.8	858.0
Cash distribution by subsidiaries to minority interest owners	(80.9)	—
Change in cash collateral	21.1	—
Other financing activities, net	2.4	5.7
Net cash used by financing activities of discontinued operations	—	(8.1)

Net cash provided (used) by financing activities	(1,344.2)	1,128.0

Effect of exchange rates on cash	67.5	(150.3)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	140.0	(218.6)
Discontinued operations	(17.6)	104.0

Net increase (decrease) in cash and cash equivalents	122.4	(114.6)
Cash and cash equivalents:
Beginning of period	1,202.2	2,529.1

End of period	$1,324.6	$2,414.5

Cash paid for interest	$410.6	$231.5

Net cash paid for taxes	$55.7	$29.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
      LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations at September 30, 2006 in 17 countries outside of the continental United States, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding B.V. (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), (collectively, the UPC Broadband Division), we provide broadband communications services in 11 European countries. LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR GlobalCom, S.A. (VTR), we provide broadband communications services in Chile. We also have (i) consolidated direct-to-home (DTH) satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia B.V. (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      On December 19, 2005, we reached an agreement to sell 100% of our Norwegian broadband communications operator, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish broadband communications operator, NBS Nordic Broadband Services AB (publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of our French broadband communications operator, UPC France SA (UPC France) and completed the sale on July 19, 2006. On June 9, 2006, we sold 100% of our Norwegian common local exchange carrier (CLEC), Priority Telecom Norway A.S., (PT Norway). We have presented UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations in our condensed consolidated financial statements. See note 4.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K/A.
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
      Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of September 30, 2006.
      Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Earnings per Common Share (EPS)
      Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, convertible securities and other contingently issuable shares) as if they had been exercised or converted at the beginning of the periods presented. The details of the weighted average shares used in our basic and diluted EPS calculations are set forth below for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Weighted average common shares outstanding	430,627,900	478,291,500	452,578,000	396,434,300

      At September 30, 2006, the number of our potential common shares that could dilute basic EPS in the future was 73,103,900.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(3)	Accounting Changes

SFAS 123(R)
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and its related implementation guidance. SFAS 123(R) generally requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.
      SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed by the prior accounting rules. This requirement, to the extent applicable, will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.
      On January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective adoption method. As a result of the adoption of SFAS 123(R), we began (i) using the fair value method to recognize share-based compensation, (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards, and (iii) using the straight-line method to recognize stock-based compensation expense for our outstanding stock awards granted after January 1, 2006 and the accelerated expense attribution method for our outstanding stock awards granted prior to January 1, 2006. SFAS 123(R) also requires recognition of the equity component of deferred compensation as additional paid-in capital. As a result, we have reclassified the January 1, 2006 deferred compensation balance of $15.6 million to additional paid-in capital in our condensed consolidated statement of stockholders’ equity.
      Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards to our employees using the intrinsic value method and we recorded forfeitures as incurred. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options was recognized only if the estimated fair value of the underlying stock exceeded the exercise price on the measurement date, in which case, compensation was recognized based on the percentage of options that were vested until the options were exercised, expired or were canceled, and (ii) compensation expense for variable-plan options was recognized based upon the percentage of the options that were vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options were exercised, expired or were canceled. We recorded stock-based compensation expense for our variable-plan options and stock appreciation rights (SARs) using the accelerated expense attribution method. We recorded compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period. Most of the outstanding LGI and J:COM stock options at December 31, 2005 were accounted for as variable-plan awards.
      We account for stock-based compensation awards to non-employees and employees of non-consolidated affiliated companies using the fair value method. Under this method, the fair value of the stock-based award is determined using the Black-Scholes option-pricing model and remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM has such non-employee awards. At September 30, 2006, J:COM calculated the fair value of its non-employee stock-based awards using the

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 1.5% and an expected life of five years.
      We have calculated the expected life of options and SARs granted by LGI to employees during 2006 and 2005 using the “simplified method” set forth in Staff Accounting Bulletin No. 107. The expected volatility for LGI options and SARs granted in 2006 and 2005 was based on the historical volatilities of LGI, UGC and certain other public companies with characteristics similar to LGI for a historical period equal to the expected average life of the LGI awards.
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
      Our stock-based compensation for fiscal 2005 has not been restated in connection with the implementation of SFAS 123(R). The following table illustrates the pro forma effect on loss from continuing operations and loss from continuing operations per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for restricted stock and SARs was the same under APB No. 25 and SFAS 123, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options granted in tandem with SARs:

	Three months	Nine months
	ended	ended

	September 30, 2005

	amounts in millions,
	except per share amounts
Loss from continuing operations	$(123.0)	$(209.8)
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	21.5	39.5
Deduct stock compensation charges as determined under the fair value method, net of taxes	(8.4)	(30.1)

Pro forma loss from continuing operations	$(109.9)	$(200.4)

Basic and diluted loss from continuing operations per share:
As reported	$(0.26)	$(0.53)

Pro forma	$(0.23)	$(0.51)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      The following table provides certain information regarding stock awards made by LGI and its consolidated subsidiaries for the nine months ended September 30, 2006:

	Nine months ended September 30,

	2006	2005

	dollar amounts in millions,
	except per share amounts
LGI Series A, LGI Series B and LGI Series C common stock(a):
Assumptions used to estimate fair value of awards:
Risk-free interest rate	4.72 – 5.20%	3.70 – 4.23%
Expected life	4.5 – 6.0 years	4.0 – 6.0 years
Expected volatility	25.50 – 29.60%	25.25 – 45.60%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$6.51	$7.62
SARs	$6.36	$5.14
Restricted stock	$20.27	$23.38
Total intrinsic value of awards exercised:
Options	$5.0	$13.6
SARs	$2.3	$23.0
Total share-based liabilities paid	$—	$7.5
Cash received from exercise of options	$7.5	$16.7
Income tax benefit (expense) related to exercise of options and SARs	$(1.9)	$0.5
J:COM ordinary shares(b):
Cash received from exercise of options	$3.0	$4.2

Total share-based compensation expense:
LGI Series A, LGI Series B and LGI Series C common stock(a)	$46.9	$85.4
J:COM ordinary shares(b)	2.5	31.8
Restricted shares of LGI and Zonemedia(c)	5.7	3.7
SARs on VTR common stock(d)	1.3	1.0
Other	0.1	0.4

	$56.5	$122.3

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

	As of September 30, 2006

	LGI Series A,
	LGI Series B and	J:COM	Restricted shares
	LGI Series C	ordinary	of LGI	SARs on VTR
	common stock (a)	shares (b)	and Zonemedia (c)	common stock(d)

	dollar amounts in millions
Total compensation cost related to nonvested awards not yet recognized	$87.7	$1.6	$13.3	$5.7

Weighted average period remaining for expense recognition (in years)	2.84	0.50	3.25	3.25

(a)	Amounts relate to the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan and the UGC Employee Plan, as discussed below.

(b)	Amounts include compensation expense related to the J:COM Plan in 2006 and 2005 and the Liberty Jupiter Plan in 2005, as discussed below.

(c)	Amounts relate to the restricted shares of LGI and Zonemedia Group Limited, formerly Zone Vision Networks Limited (Zonemedia), common stock held by employees of Zonemedia.

(d)	Amounts relate to SARs on common stock of VTR granted to employees of VTR in April 2006 (see below).

Stock Incentive Plans — LGI Common Stock

The LGI Incentive Plan
      The Liberty Global, Inc. Incentive Plan, as amended and restated (the LGI Incentive Plan) is administered by the compensation committee of our board of directors. The compensation committee of our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).
      The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter, and (ii) expire 7 years after the grant date. The LGI Incentive Plan had 35,069,861 shares available for grant as of

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
September 30, 2006. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

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
      Our board may grant non-qualified stock options, stock appreciation rights, restricted shares, stock units or any combination of the foregoing under the LGI Directors Incentive Plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third on the date of the second and third annual meetings of stockholders following the grant date, provided the director continues to serve as director on such date. The LGI Directors Incentive Plan had 9,699,740 shares available for grant as of September 30, 2006. These shares may be awarded at or above fair value in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock.

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

Stock Award Activity — LGI Common Stock
      Summaries of stock option, SARs and restricted stock activity under the LGI Incentive Plan, the LGI Directors Incentive Plan, the Transitional Plan, the UGC Equity Incentive Plan, the UGC Director Plan, the

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
UGC Employee Plan and activity for the restricted shares held by employees of Zonemedia during the nine months ended September 30, 2006 are as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,532,038	$19.95
Granted	878,375	$20.66
Expired or canceled	(4,144)	$79.16
Forfeited	(26,203)	$21.55
Exercised	(254,263)	$14.04

Outstanding at September 30, 2006	7,125,803	$20.21	5.88	$54.7

Exercisable at September 30, 2006	3,953,136	$19.23	5.22	$41.0

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2006	3,066,716	$20.01	6.09	$17.5

Exercisable at September 30, 2006	3,066,716	$20.01	6.09	$17.5

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	9,449,833	$18.80
Granted	878,375	$20.09
Expired or canceled	(4,144)	$74.93
Forfeited	(26,203)	$20.43
Exercised	(311,194)	$12.62

Outstanding at September 30, 2006	9,986,667	$19.08	5.95	$73.9

Exercisable at September 30, 2006	6,814,000	$18.46	5.61	$59.2

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,267,624	$14.00
Granted	809,625	$20.49
Expired or canceled	(3,126)	$24.02
Forfeited	(162,228)	$17.10
Exercised	(145,096)	$12.74

Outstanding at September 30, 2006	6,766,799	$14.72	6.85	$49.7

Exercisable at September 30, 2006	991,730	$17.03	6.86	$6.9

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	6,257,092	$13.25
Granted	809,625	$19.92
Expired or canceled	(3,126)	$22.73
Forfeited	(162,228)	$16.23
Exercised	(150,268)	$12.12

Outstanding at September 30, 2006	6,751,095	$14.00	6.85	$50.0

Exercisable at September 30, 2006	976,026	$16.18	6.85	$7.0

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series A common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	269,426	$23.07
Granted	586,226	$20.56
Forfeited	(4,450)	$20.48
Released from restrictions	(60,368)	$23.19

Outstanding at September 30, 2006	790,834	$21.21	3.41

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series B common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	59,270	$22.23
Granted	—	$—
Forfeited	—	$—
Released from restrictions	(23,708)	$22.23

Outstanding at September 30, 2006	35,562	$22.23	3.25

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series C common stock:	shares	value per share	contractual term

			in years
Outstanding at January 1, 2006	327,793	$21.63
Granted	586,230	$19.99
Forfeited	(4,450)	$19.92
Released from restrictions	(83,693)	$21.60

Outstanding at September 30, 2006	825,880	$20.48	3.41

J:COM Stock Option Plan
      J:COM has granted options and stock purchase warrants under various plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Options or warrants granted to non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Options or warrants granted to management employees and non-employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. These options generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012. As of September 30, 2006, J:COM has granted the maximum number of options under existing authorized plans.
      A summary of the J:COM Stock Option Plan activity during the nine months ended September 30, 2006 is as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — J:COM ordinary shares:	shares	exercise price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	177,504	¥80,141
Granted(a)	304	¥1
Expired or canceled	(2,040)	¥80,000
Forfeited	(624)	¥80,000
Exercised	(4,358)	¥80,000

Outstanding at September 30, 2006	170,786	¥80,004	5.13	¥1,553.4

Exercisable at September 30, 2006	151,968	¥80,085	4.91	¥1,370.0

(a)	The exercise price of these options was significantly below the market price of J:COM common stock on the date of grant.

Austar Stock Option Plans
      At September 30, 2006 and December 31, 2005, our majority-owned subsidiary, Austar United Communications Limited (Austar), had 50,000 options outstanding to purchase ordinary shares at an exercise price of $4.70. All options outstanding at September 30, 2006 and December 31, 2005 were fully vested and exercisable and expire in 2009. No additional options are expected to be issued pursuant to this plan.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management held Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. As of September 30, 2006, none of the 54,025,795 Class B shares have been converted into ordinary shares, as they have not vested. During the nine months ended September 30, 2006, all of the remaining 20,840,817 Class A shares were converted into ordinary shares.

Liberty Jupiter Stock Plan
      Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination) own an 18.75% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned an approximate 4.3% indirect interest in J:COM. Prior to the adoption of SFAS 123(R), we recorded stock-based compensation pursuant to this plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a compensatory plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our condensed consolidated balance sheet. See note 10.

VTR Phantom SARs Plan
      In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a four-year period and expire no later than July 1, 2010. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the committee that administers the VTR Plan (the VTR Committee). On April 12, 2006, the VTR Committee granted a total of 945,000 SARs, each with a base price of Chilean peso (CLP) 10,440 and a vesting commencement date of January 1, 2006. The remaining SARs with respect to 55,000 shares available for grant may be awarded at a price to be determined by the VTR Committee. We use the liability method to account for the VTR phantom SARs.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      A summary of the VTR Plan activity during the nine months ended September 30, 2006 is as follows:

Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — VTR common stock:	shares	base price	contractual term	intrinsic value

			in years	in millions
Outstanding at January 1, 2006	—	CLP —
Granted	945,000	CLP 10,440
Expired or canceled	(31,000)	CLP 10,440
Forfeited	—	CLP —
Exercised	—	CLP —

Outstanding at September 30, 2006(a)	914,000	CLP 10,440	3.75	CLP 1,683.6

Exercisable at September 30, 2006	—	n/a	n/a	n/a

(a)	The fair value of these awards at September 30, 2006 was calculated using an expected volatility of 23.4%, an expected life of 3.25 years and a risk-free return of 5.79%. In addition, we were required to estimate the fair value of VTR common stock at September 30, 2006. As the outstanding SARs under this plan currently must be settled in cash, we are treating these SARs as liability-based awards. Accordingly, the fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the updated fair value.

ULA Phantom Plan
      Prior to May, 2006, certain of our directors, executive officers and officers, and one of our consultants, held phantom options based on shares of United Latin America, Inc. (ULA), one of our wholly owned subsidiaries that owns our broadband operations in Brazil and Peru, as well as our 50% interest in MGM Networks Latin America, LLC. ULA also owned an 80% interest in VTR through May 6, 2006, when the VTR interest was transferred to another LGI subsidiary in exchange for an intercompany note in connection with an internal corporate restructuring. The ULA phantom options were granted pursuant to the UIH Latin America, Inc. Stock Option Plan (ULA Phantom Plan). The transfer of the VTR interest in May 2006 resulted in the deemed exercise and resulting termination of the outstanding ULA phantom options without any payment to the holders, which was inadvertent. Accordingly, we currently intend to reconstitute the ULA Phantom Plan and renew the cancelled options with substantially the same terms, including exercise prices and expiration dates. For purposes of the reconstituted ULA Phantom Plan, (i) ULA will be deemed to continue to be the owner of the 80% interest in VTR for so long as the interest continues to be owned by LGI or one of its subsidiaries, (ii) the value of the intercompany note received by ULA in May 2006 will be disregarded, and (iii) the existing ULA intercompany indebtedness will be deemed to continue to be outstanding. No new grants of options may be made under the ULA Phantom Plan.
      Prior to May 2006, phantom options were outstanding under the ULA Phantom Plan with respect to 574,843 shares of ULA common stock. These outstanding ULA phantom options had exercise prices ranging from $8.81 to $19.23 and expired on various dates from 2009 through 2011. All of the phantom options with respect to ULA common stock that were outstanding prior to May 2006 were fully vested and upon exercise could be paid, at our sole election, in cash, shares of LGI common stock, or, if publicly traded, shares of ULA. The ULA phantom options had no intrinsic and minimal fair value at April 30, 2006, prior to their cancellation. The aggregate options outstanding at April 30, 2006 represented a 2.8% fully diluted equity

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
interest in ULA. We own all of the outstanding common stock and hold 100% of the outstanding debt of ULA.

SFAS No. 155
      On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). Among other matters, SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. If elected, subsequent changes in the fair value of the instrument are recognized in earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Effective January 1, 2006, we adopted SFAS 155 and elected to account for the UGC Convertible Notes (see note 7) on a fair value basis. In accordance with the provisions of SFAS 155, we have accounted for the $9.3 million cumulative impact of this change, before deducting applicable deferred income taxes of $3.4 million, as a $5.9 million net decrease to our January 1, 2006 accumulated deficit. This adjustment represents the difference between the total carrying value of the individual components of the UGC Convertible Notes under our former method of accounting and the fair value of the UGC Convertible Notes as of January 1, 2006. Pursuant to the provisions of SFAS 155, we have not restated our results for periods prior to January 1, 2006 to reflect this accounting change.

FIN No. 48
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

SAB No. 108
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

SFAS No. 157
      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

SFAS No. 158
      In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

(4)	Acquisitions and Dispositions

Consolidation of Super Media/ J:COM
      On December 28, 2004, our 45.45% ownership interest in J:COM, and a 19.78% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in LGI/Sumisho Super Media LLC (Super Media). Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
      As a result of a February 2005 change in the governance of Super Media, we obtained control over the financial and operating policies of Super Media and began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo in connection with this change in corporate governance, we have recorded the consolidation of Super Media/J:COM at historical cost. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term.
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
      At September 30, 2006, Super Media owned 3,987,238 or 62.61% of the issued and outstanding shares of J:COM, and LGI’s ownership interest in Super Media was 58.66%.

2006 Acquisitions

Karneval
      On August 9, 2006, we announced that (i) our indirect subsidiary, Liberty Global Europe B.V. (Liberty Global Europe), had signed a total return swap agreement with each of Aldermanbury Investments Limited (AIL), an affiliate of JP Morgan, and Deutsche Bank AG, London Branch (Deutsche), to acquire Unite Holdco III B.V. (Unite Holdco), subject to regulatory approvals, and (ii) Unite Holdco had entered into a share purchase agreement to acquire for €322.5 million ($409.2 million), subject to closing and post-closing adjustments, all interests in Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) from ICZ Holding

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
B.V. On September 18, 2006, Unite Holdco acquired Karneval for aggregate cash consideration of €331.1 million ($420.1 million) before direct acquisition costs, including €8.6 million ($10.9 million) of net cash and working capital adjustments. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic.
      As stated above, Liberty Global Europe’s acquisition of Unite Holdco from Unite Holdco’s parent companies, AIL and Deutsche, is subject to receipt of applicable regulatory approvals.
      Pursuant to the total return swap agreements, if the relevant regulatory approvals are obtained prior to May 7, 2007, Liberty Global Europe will transfer to each of AIL and Deutsche an amount equal to AIL’s and Deutsche’s respective invested capital in Unite Holdco, plus interest at a margin of 0.70% over a specified EURIBOR-based rate, in exchange for all of the outstanding share capital of Unite Holdco and (indirectly) Karneval. At September 30, 2006, AIL’s and Deutsche’s invested capital in Unite Holdco aggregated €336.1 million ($426.4 million). Liberty Global Europe’s obligations under each of the swap agreements are fully secured by cash collateral deposited for the benefit of each of AIL and Deutsche, to be repaid to Liberty Global Europe upon settlement of the swap agreement. AIL and Deutsche have agreed to pay Liberty Global Europe interest on the amount of the cash collateral at agreed upon rates, which following Unite Holdco’s acquisition of Karneval will be the specified EURIBOR-based rate. The aggregate amount of the cash collateral provided by Liberty Global Europe equals the sum of the €331.1 million ($420.1 million) cash consideration paid by Unite Holdco for Karneval plus €5.0 million ($6.3 million) to provide for Unite Holdco’s working capital requirements.
      If regulatory approval for Liberty Global Europe’s acquisition of Unite Holdco and (indirectly) Karneval is not received by May 7, 2007 or, if prior to that date, the appropriate authorities have expressly and conclusively refused to grant the necessary approval, AIL and Deutsche may sell their direct or indirect interest in Unite Holdco and Karneval to any third party for such consideration and on such terms and conditions as AIL and Deutsche determine in their sole discretion. Liberty Global Europe has agreed to indemnify each of AIL and Deutsche and their affiliates with respect to any losses, liabilities and taxes incurred in connection with the acquisition, ownership and subsequent transfer of the Unite Holdco and Karneval interests.
      In connection with the transaction, Liberty Global Europe agreed to pay each of AIL and Deutsche an arrangement fee of €1.75 million ($2.2 million), in addition to the interest referred to above, and to reimburse AIL and Deutsche for their reasonable costs and expenses associated with the transaction.
      As mentioned above, Liberty Global Europe has agreed to indemnify AIL and Deutsche and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction. Liberty Global Europe’s indemnity agreement with AIL and Deutsche is considered to be a variable interest in Unite Holdco, which is a variable interest entity under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). As we are responsible for all losses to be incurred by AIL and Deutsche in connection with the acquisition, ownership and ultimate disposition of Unite Holdco, we are the primary beneficiary, as defined by FIN 46(R), and are therefore required to consolidate Unite Holdco and its subsidiary Karneval, as of the closing date of Unite Holdco’s acquisition of Karneval. As each of AIL and Deutsche do not have equity at risk in Unite Holdco, the full amount of Unite Holdco’s net earnings (loss) will be allocated to Liberty Global Europe. For financial reporting purposes, we began consolidating Unite Holdco effective September 30, 2006.
      Unite Holdco’s acquisition of Karneval has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Karneval based on

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

Cable West
      On September 28, 2006, J:COM paid aggregate cash consideration of ¥55.8 billion ($472.5 million) before direct acquisition costs to increase its ownership interest in Cable West Inc. (Cable West) from an 8.58% non-controlling interest to an 84.94% controlling interest. Cable West is a broadband communications provider in Japan. For financial reporting purposes, J:COM began consolidating Cable West effective September 30, 2006. In connection with the acquisition of Cable West, J:COM entered into new term loan agreements in September 2006. See note 7.
      The Cable West acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Cable West based on preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

2005 Acquisitions
      During 2005, we completed the following significant acquisitions, which are collectively referred to herein as the Significant 2005 Acquisitions:
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

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      A summary of the purchase prices and the effective acquisition and consolidation dates for financial reporting purposes of Karneval, Cable West and the Significant 2005 Acquisitions is presented in the following table:

		NTL	LGI
	Metrópolis	Ireland	Combination		Astral	Cablecom	Austar		Karneval		Cable West

Effective acquisition date for financial	April 1,	May 1,	June 15,		October 1,	October 31,	December 31,		September 30,		September 30,
reporting purposes	2005	2005	2005		2005	2005	2005		2006		2006

	amounts in millions, except % amounts
LGI’s ownership at September 30, 2006	80.0%	100%	(a	)	100%	100%	(b	)	(c	)	84.94%
Purchase price:
Cash consideration	$—	$428.2	$694.5		$407.1	$2,212.3	$155.0		$420.1		$472.5
Direct acquisition costs	3.4	20.6	9.0		3.1	13.6	0.5		6.2		1.8
Issuance of derivative instrument	11.7	—	—		—	—	—		—		—
Issuance of LGI stock	—	—	2,787.6		—	—	—		—		—
Issuance of subsidiary stock	180.0	—	—		—	—	—		—		—

	$195.1	$448.8	$3,491.1		$410.2	$2,225.9	$155.5		$426.3		$474.3

(a)	As a result of the LGI Combination, our interest in UGC increased from 53.4% to 100%.

(b)	On December 14, 2005, we completed a transaction that increased our ownership of Austar from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. At September 30, 2006, we owned 670,018,242 shares or 53.18% of Austar’s outstanding ordinary shares.

(c)	At September 30, 2006, we did not have any direct or indirect equity ownership interest in Karneval or its parent, Unite Holdco. Unite Holdco is a variable interest entity that we are consolidating pursuant to the requirements of FIN 46(R).
      The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2006 give effect to the Karneval and Cable West acquisitions as if they had been completed as of January 1, 2006. The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2005 give effect to the Significant 2005 Acquisitions, the Karneval and the Cable West acquisitions as if they had been completed as of January 1, 2005. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Nine months ended
	September 30,

	2006	2005

	amounts in millions, except
	per share amounts
Revenue	$4,883.8	$4,323.4

Loss from continuing operations	$(301.2)	$(453.5)

Loss per share from continuing operations	$(0.67)	$(0.85)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      During 2005 and 2006 we completed the following acquisitions, which, when considered individually, would not have had a material impact on our results of operations if such acquisitions had occurred on January 1, 2005:

(i) The March 2, 2006 acquisition of INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of approximately €93 million ($111 million at the transaction date);

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

(vii) The January 2005 purchase by Chellomedia of the Class A shares of Zonemedia, a programming company focused on the ownership, management and distribution of pay television channels; and

(viii) Other less significant transactions.
      In accordance with the purchase method of accounting, the purchase price of each acquisition was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The purchase accounting for the Cablecom, Astral, Austar, INODE, Karneval and Cable West acquisitions, as reflected in our condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment and intangible assets, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these asset categories and to the related depreciation and amortization expense. In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

Dispositions
      UPC Norway — On December 19, 2005, we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006, we sold UPC Norway for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under Facility I of the UPC Broadband Holding Bank Facility (see note 7). The amounts repaid may be reborrowed subject to covenant compliance. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we have presented UPC Norway as a

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
discontinued operation in our condensed consolidated financial statements effective December 31, 2005. UPC Norway’s net results for the 2006 period through the date of sale were not significant. In connection with the January 19, 2006 disposal of UPC Norway, we recognized a net gain of $223.1 million that includes realized cumulative foreign currency translation losses of $1.7 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.
      UPC Sweden — On April 4, 2006, we reached an agreement to sell 100% of UPC Sweden to a consortium of unrelated third parties. On June 19, 2006, we sold UPC Sweden for cash proceeds of Swedish krona (SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay Facility I under the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. Effective March 31, 2006, we began accounting for UPC Sweden as a discontinued operation in our condensed consolidated financial statements in accordance with SFAS 144. In connection with the June 19, 2006 disposal of UPC Sweden, we recognized a net gain of $155.2 million that includes realized cumulative foreign currency translation gains of $4.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.
      UPC France — On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date), subject to post-closing adjustments. Effective June 1, 2006, we began accounting for UPC France as a discontinued operation in our condensed consolidated financial statements in accordance with SFAS 144. Other than severance and bonus payments that were paid in connection with the disposition, UPC France’s net results from July 1, 2006 through the date of sale were not significant. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 million at the transaction date) of the cash proceeds from the UPC France sale to prepay or otherwise provide for the prepayment of a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we initially placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. In September 2006, we used €105.0 million ($133.2 million) of the amounts held in the UPC Holding restricted account, together with available cash of €25.0 million ($31.7 million), to repay amounts outstanding under the UPC Broadband Holding Bank Facility. We are seeking a waiver that would eliminate the requirement to use the remaining €185.0 million ($234.7 million) held in the restricted account to repay amounts outstanding under the UPC Broadband Holding Bank Facility. In connection with the July 19, 2006 disposal of UPC France, we recognized a net gain of $625.4 million that includes realized cumulative foreign currency translation losses of $18.6 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statements of operations.
      PT Norway — On June 9, 2006, our subsidiary, Priority Telecom NV (Priority Telecom), disposed of its 100% interest in PT Norway. In connection with the June 9, 2006 disposal of PT Norway, we recognized a net gain of $29.7 million that includes realized cumulative foreign currency translation losses of $0.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our condensed consolidated statement of operations.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category.
      The major assets and liabilities of UPC Norway, which are classified as discontinued operations in our condensed consolidated balance sheet at December 31, 2005, are as follows (amounts in millions):

Current assets	$14.7
Property and equipment, net	162.9
Intangible and other assets, net	167.0

Total assets	$344.6

Current liabilities	$35.3
Other long-term liabilities	9.6

Total liabilities	$44.9

      The operating results of UPC Norway, UPC Sweden, UPC France and PT Norway that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	UPC France	(UPC Norway,	(UPC Sweden,	(UPC Norway,
		UPC Sweden,	UPC France and	UPC Sweden,
		UPC France and	PT Norway)	UPC France and
		PT Norway)		PT Norway)
	amounts in millions
Revenue	$—	$190.7	$325.4	$576.2

Operating income (loss)	$(7.5)	$7.4	$25.1	$9.3

Earnings (loss) before income taxes and minority interests	$(7.5)	$(4.7)	$7.0	$(26.2)

Net earnings (loss) from discontinued operations	$(7.5)	$(4.9)	$6.8	$(15.6)

      As noted above, we were required to use certain proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to prepay or otherwise provide for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $10.8 million for the three months ended September 30, 2005 and $17.9 million and $32.4 million for the nine months ended September 30, 2006 and 2005, respectively, is included in discontinued operations in the accompanying condensed consolidated statements of operations.

Sky Mexico
      On February 16, 2006, we received $88.0 million in cash upon the sale of our cost investment in a DTH satellite provider that operates in Mexico (Sky Mexico). We recognized a $45.3 million pre-tax gain in connection with this transaction.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

Sky Brasil
      On August 23, 2006, following receipt of the necessary regulatory approvals, we completed the sale of our investment in a DTH satellite provider that operates in Brazil (Sky Brasil). Upon the completion of this transaction, the contingent obligation to refund the $60.0 million of cash consideration that we received for our Sky Brasil interest in October 2004 was eliminated. We recognized a $16.9 million pre-tax gain in connection with this transaction.

Primacom
      On August 10, 2006, we sold our investment in Primacom AG (Primacom). We recognized a $35.8 million pre-tax gain in connection with this transaction.

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

	September 30,	December 31,
	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$40.1	$174.6
Embedded derivatives(a)	(0.2)	1.0
Foreign exchange contracts	21.8	6.3
Call and put contracts	34.9	12.9
Other	(0.8)	0.8

Total(a)	$95.8	$195.6

Current asset	$38.5	$7.3
Long-term asset	197.4	227.9
Current liability	(27.8)	(22.4)
Long-term liability	(112.3)	(17.2)

Total(a)	$95.8	$195.6

(a)	Excludes embedded derivative components of the UGC Convertible Notes at December 31, 2005 and the prepaid forward sale of News Corporation Class A common stock at September 30, 2006 and December 31, 2005, as all amounts related to these items are included in long-term debt and capital lease obligations in our condensed consolidated balance sheets. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      Realized and unrealized gains (losses) on financial and derivative instruments are comprised of the following amounts:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts	$(132.6)	$27.3	$(146.8)	$123.1
Embedded derivatives(a)	1.0	(57.7)	(17.3)	(10.1)
UGC Convertible Notes(b)	(81.3)	—	(45.2)	—
Foreign exchange contracts	22.7	(0.9)	28.5	8.6
Call and put contracts	9.1	2.1	20.8	0.9
Other	—	—	—	3.5

Total	$(181.1)	$(29.2)	$(160.0)	$126.0

(a)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 periods and the forward sale of the News Corp. Class A common stock during the 2006 and 2005 periods. As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(b)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 periods that is not attributable to changes in foreign currency exchange rates. See notes 3 and 7.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

Cross-currency and Interest Rate Exchange Contracts
      The terms of significant outstanding contracts at September 30, 2006, were as follows:

Cross-currency Interest Rate Swaps:

	Notional
	amount	Notional		Interest rate	Interest rate
	due from	amount due to		(on notional amount)	(on notional amount)
Maturity date	counterparty	counterparty		due from counterparty	due to counterparty

	amounts in millions
UPC Broadband Holding: B.V.(UPC Broadband Holding), a subsidiary of UPC Holding:
March 2013(a)	$525.0		€393.5	LIBOR + 2.0%	EURIBOR + 2.18%
March 2013(b)	360.0		272.3	LIBOR + 2.0%	5.70%
December 2013(b)	890.0		671.7	LIBOR + 2.0%	5.77%

	$1,775.0		€1,337.5

July 2009(c)	€60.0	CZK	1,703.1	5.50%	5.15%
September 2012(c)	200.0		5,800.0	5.46%	5.30%

	€260.0	CZK	7,503.1

July 2009(d)	€25.0	SKK	951.1	5.50%	5.68%
September 2012(d)	50.0		1,900.0	5.46%	6.04%

	€75.0	SKK	2,851.1

July 2009(e)	€410.0	HUF	118,937.9	5.50%	8.75%

July 2009(f)	€245.0	PLN	1,000.6	5.50%	7.00%

December 2009(g)	€200.0	RON	709.1	5.50%	10.98%

Cablecom GmbH, a subsidiary of Cablecom Luxembourg S.C.A. (Cablecom Luxembourg)(h):
April 2007	€193.3	CHF	299.8	9.74%	8.33%
April 2007	96.7		149.9	9.74%	8.41%

	€290.0	CHF	449.7

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

	Notional
	amount	Notional		Interest rate	Interest rate
	due from	amount due to		(on notional amount)	(on notional amount)
Maturity date	counterparty	counterparty		due from counterparty	due to counterparty

	amounts in millions
Cablecom Luxembourg, a subsidiary of Cablecom and the parent of Cablecom GmbH:
September 2012(i)	€229.1	CHF	335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%

VTR(j):
July 2014	$145.0	CLP	80,257.5	LIBOR + 3.0%	11.32%
July 2014	145.0		80,257.5	LIBOR + 3.0%	11.04%
July 2014	185.0		102,397.5	LIBOR + 3.0%	11.07%

	$475.0	CLP	262,912.5

(a)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR (London Interbank Offered Rate)-indexed floating rate debt to euro-denominated EURIBOR (Euro Interbank Offered Rate)-indexed floating rate debt.

(b)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to euro-denominated fixed rate debt.

(c)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s euro-denominated fixed-rate debt to Czech koruna (CZK)-denominated fixed rate debt for the indicated period.

(d)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s euro-denominated fixed-rate debt to Slovakian koruna (SKK)-denominated fixed rate debt for the indicated period.

(e)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s euro-denominated fixed-rate debt to Hungarian forint (HUF)-denominated fixed rate debt for the indicated period.

(f)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s euro-denominated fixed-rate debt to Polish zloty (PLN)-denominated fixed rate debt for the indicated period.

(g)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s euro-denominated fixed-rate debt to Romanian lei (RON)-denominated fixed rate debt for the indicated period.

(h)	Each swap contract effectively converts the underlying principal amount of Cablecom GmbH’s euro-denominated fixed-rate debt to Swiss franc (CHF)-denominated fixed-rate debt.

(i)	Swap contract effectively converts the underlying principal amount of Cablecom Luxembourg’s euro-denominated EURIBOR-indexed floating rate debt to CHF-denominated LIBOR-indexed floating rate debt for the indicated period.

(j)	Each swap contract effectively converts the indicated notional amount from a U.S. dollar-denominated floating rate instrument to a CLP-denominated fixed rate instrument for the indicated period.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

Interest Rate Swaps:

			Interest rate	Interest rate
			due from	due to
Maturity date	Notional amount		counterparty	counterparty

	amounts in
	millions
UPC Broadband Holding(a):
January 2007		€583.0	EURIBOR	2.93%
July 2008		393.5	3 month EURIBOR	6 month EURIBOR+0.01%
January 2009		210.0	EURIBOR	3.58%
April 2010		1,000.0	EURIBOR	3.28%
January 2011		193.5	EURIBOR	3.83%
September 2012		500.0	EURIBOR	2.96%

		€2,880.0

LG Switzerland(b)
April 2007		€578.6	EURIBOR	2.82%

Cablecom Luxembourg(c):
December 2010	CHF	618.5	CHF LIBOR	2.19%
September 2012		711.5	CHF LIBOR	2.33%

	CHF	1,330.0

Austar(d):
December 2006	AUD	141.0	AUD BBSY	5.67%
August 2011		100.0	AUD BBSY	6.38%
August 2011		175.0	AUD BBSY	6.14%
August 2013		130.0	AUD BBSY	6.34%
August 2013		100.0	AUD BBSY	6.38%

	AUD	646.0

Puerto Rico subsidiary(e):
June 2013		$149.3	LIBOR	5.06%

VTR(f):
July 2007 — July 2014	CLP	55,350.0	TAB	7.75%
July 2008 — July 2014		55,350.0	TAB	7.80%

	CLP	110,700.0

J:COM(g):
June 2009		¥30,495.6	TIBOR	0.52%
December 2009		6,500.0	TIBOR	0.55%
December 2009		1,500.0	TIBOR	0.69%
December 2009		3,000.0	TIBOR	0.70%
September 2010		3,000.0	TIBOR	1.46%
September 2011		2,000.0	TIBOR	1.37%
April 2013		10,000.0	¥ LIBOR	1.75%
April 2013		5,000.0	¥ LIBOR	1.71%
April 2013		5,000.0	¥ LIBOR	1.81%

		¥66,495.6

Plator Holding B.V.(Plator Holding)(h):
November 2010		€53.2	EURIBOR	3.09%

(a)	Each contract effectively fixes the EURIBOR on the underlying principal amount of UPC Broadband Holding’s euro-denominated debt.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(b)	At September 30, 2006, this contract effectively fixes the EURIBOR rate on the underlying principal amount of LG Switzerland’s euro-denominated debt. The notional amount of this contract increases ratably through January 2007 to a maximum amount of €597.8 million ($758.4 million) and remains at that level through the maturity date of the contract.

(c)	Each contract effectively fixes the CHF LIBOR on the underlying principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(d)	Each contract effectively fixes the Australian dollar (AUD) BBSY (Australian Bank Bill Swap Rate) on the underlying principal amount of Austar’s AUD-denominated debt.

(e)	Each contract effectively fixes the LIBOR on the underlying principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(f)	For the periods indicated in the table, the swap contract effectively fixes the 180-day CLP-denominated Tasa Activa Bancaria (TAB) on the underlying principal amount of VTR’s CLP-denominated debt.

(g)	These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) or Japanese yen LIBOR component of the interest rates on borrowings pursuant to J:COM’s Credit Facility and other J:COM debt (see note 7). J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly, the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

(h)	Swap contract effectively fixes EURIBOR on the underlying principal amount of Plator Holding’s euro-denominated debt for the indicated period.

Interest Rate Caps:
      Each contract caps the EURIBOR rate on the underlying principal amount of UPC Broadband Holding’s euro-denominated debt, as detailed below:

Start date	Maturity date	Notional amount	Cap level

	amounts in millions
January 2006	January 2007	€600.0	4.0%
July 2006	January 2007	€400.0	4.0%
January 2007	January 2008	€750.0	3.5%

Foreign Exchange Contracts
      Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at September 30, 2006:

	Currency	Currency sold
	purchased forward	forward		Maturity dates

	amounts in millions
UPC Broadband Holding	€164.7	CZK	4,700.0	November 2006
J:COM	$16.6		¥1,899.8	October 2006 — February 2007
VTR	$34.8	CLP	18,502.6	October 2006 — September 2007
LG Switzerland	€606.4	CHF	925.1	April 2007
Austar	$32.0	AUD	43.4	October 2006 — April 2008

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(6)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	September 30,	December 31,
	2006	2005

	amounts in millions
Cable distribution systems	$9,255.1	$8,442.9
Support capital and other	1,292.4	1,278.6

	10,547.5	9,721.5
Accumulated depreciation	(2,681.1)	(1,730.2)

Property and equipment, net	$7,866.4	$7,991.3

Intangible assets subject to amortization
      The details of our intangible assets that are subject to amortization are set forth below:

	September 30,	December 31,
	2006	2005

	amounts in millions
Gross carrying amount:
Customer relationships	$1,550.2	$1,600.3
Other	112.8	75.2

	$1,663.0	$1,675.5

Accumulated amortization:
Customer relationships	$(224.7)	$(65.2)
Other	(22.0)	(8.5)

	$(246.7)	$(73.7)

Net carrying amount:
Customer relationships	$1,325.5	$1,535.1
Other	90.8	66.7

	$1,416.3	$1,601.8

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

Goodwill
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows:

					Foreign
			Reclassified	Release of	currency
		Acquisition	to	pre-acquisition	translation
	January 1,	related	discontinued	valuation	adjustments	September 30,
	2006	adjustments	operations	allowance	and other	2006

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands	$1,270.9	$7.0	$—	$(40.1)	$95.0	$1,332.8
Switzerland (Cablecom)	2,165.4	(19.4)	—	—	74.3	2,220.3
France	94.4	0.8	(96.9)	—	1.7	—
Austria	646.1	62.6	—	—	49.6	758.3
Other Western Europe	492.0	(23.6)	(159.6)	—	21.2	330.0

Total Western Europe	4,668.8	27.4	(256.5)	(40.1)	241.8	4,641.4

Hungary	352.3	8.2	—	—	(9.1)	351.4
Other Central and Eastern Europe	613.4	319.5	—	(5.6)	67.7	995.0

Total Central and Eastern Europe	965.7	327.7	—	(5.6)	58.6	1,346.4

Total Europe (UPC Broadband Division)	5,634.5	355.1	(256.5)	(45.7)	300.4	5,987.8
Japan (J:COM)	2,006.3	481.7	—	—	(68.0)	2,420.0
Chile (VTR)	569.9	(1.2)	—	(13.6)	(22.2)	532.9
Corporate and other	809.4	2.5	—	(12.7)	15.1	814.3

Total LGI	$9,020.1	$838.1	$(256.5)	$(72.0)	$225.3	$9,755.0

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(7)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are set forth in the following table. As described in note 5, our subsidiaries have entered into various derivative instruments to manage interest rate and foreign currency exposure. The terms of the various debt agreements described below do not give effect to any such instruments:

	September 30, 2006

		Unused borrowing
	Weighted	capacity(b)			Carrying value(c)
	average
	interest	Local			September 30,	December 31,
	rate(a)	currency		US$	2006	2005

	amounts in millions
Debt:
UPC Broadband Holding Bank Facility	6.47%		€1,330.0	$1,687.4	$3,925.5	$4,052.8
J:COM Credit Facility	0.87%		¥16,000.0	135.6	788.5	1,059.8
Other J:COM debt	1.15%		¥4,900.0	41.5	723.5	183.2
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	4.12%	CHF	150.0	120.0	1,069.8	204.3
UPC Holding Senior Notes 7.75%	7.75%		—	—	634.4	591.6
UPC Holding Senior Notes 8.63%	8.63%		—	—	380.6	355.0
LG Switzerland PIK Loan	11.34%		—	—	734.1	650.8
UGC Convertible Notes	1.75%		—	—	639.1	565.5
Cablecom Luxembourg Fixed Rate Notes	9.38%		—	—	408.4	384.7
VTR Bank Facility	8.37%	CLP	136,391.6	254.3	475.0	341.4
Secured Borrowing on ABC Family preferred stock	7.47%		—	—	345.0	—
Austar Bank Facility	7.70%	AUD	215.0	160.5	286.4	139.4
Puerto Rico subsidiary bank facility	7.48%		$10.0	10.0	149.3	127.5
Cablecom Luxembourg Floating Rate Notes	—		—	—	—	789.3
Other	6.40%		—	—	292.5	280.9

Total debt	5.95%			$2,409.3	10,852.1	9,726.2

Capital lease obligations:
J:COM					397.2	326.6
Other subsidiaries					25.5	62.2

Total capital lease obligations					422.7	388.8

Total debt and capital lease obligations					11,274.8	10,115.0
Current maturities					(878.3)	(270.0)

Long-term debt and capital lease obligations					$10,396.5	$9,845.0

(a)	Represents the weighted average interest rate in effect at September 30, 2006 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 5.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2006 without regard to covenant compliance calculations. At September 30, 2006, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At September 30, 2006, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the Austar Bank Facility was limited by covenant compliance calculations. Based on the September 30, 2006 covenant compliance calculations, the aggregate amount that will be available for borrowing when the September 30, 2006 bank reporting requirements have been completed is €71.4 million ($90.6 million) under the UPC Broadband Holding Bank Facility and AUD 100 million ($74.6 million) under the Austar Bank Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

UPC Broadband Holding Bank Facility
      On July 3, 2006, UPC Broadband Holding entered into an Additional Facility Accession Agreement with a selected syndicate of relationship banks. The Additional Facility Accession Agreement added a new €830 million multicurrency repayable and redrawable term loan facility (Facility L) to UPC Broadband Holding’s Senior Secured Credit Facility Agreement dated January 16, 2004 (as previously amended and restated through May 10, 2006, the UPC Broadband Holding Bank Facility). Borrowings under Facility L will bear interest at the applicable reference rate plus 225 basis points and will mature in full in July 2012. Facility L replaces the €500 million ($634.4 million) multicurrency revolving credit facility (Facility A) that was due to mature in June 2008. Facility A was the last remaining facility under UPC Broadband Holding’s Senior Secured Credit Facility Agreement dated October 26, 2000 (as previously amended and restated through May 10, 2006, the 2000 Credit Agreement). As a condition to the effectiveness of the Additional Facility Accession Agreement, the 2000 Credit Agreement was canceled.
      On May 10, 2006 (the Effective Date), the UPC Broadband Holding Bank Facility was amended and the Facility F, G and H term loans thereof were refinanced with a portion of the borrowings under new Facility J and K term loans of the amended UPC Broadband Holding Bank Facility. The amounts borrowed under Facilities J and K aggregated €1.8 billion ($2.284 billion) and $1.775 billion, with each denomination split evenly between Facilities J and K. Borrowings denominated in euros under Facility J and K bear interest at an initial margin of 2.25% above EURIBOR. Borrowings denominated in U.S. dollars under Facilities J and K bear interest at an initial margin of 2.00% above LIBOR. Both facilities are to be repaid in one installment with the outstanding borrowings under Facilities J and K due and payable on March 31, 2013 and December 31, 2013, respectively. As a result of this refinancing, UPC Broadband Holding reduced its cost of borrowing and extended its debt maturities such that no term loans under the amended UPC Broadband Holding Bank Facility mature prior to 2013. The U.S. dollar facilities include call protection for 12 months from signing such that any amounts voluntarily prepaid during that period will need to include an additional 1% on the aggregate amount repaid.
      The amended UPC Broadband Holding Bank Facility also introduces a mandatory prepayment requirement of four times Annualized EBITDA, as defined in the amended UPC Broadband Holding Bank Facility, of disposed assets. The prepayment amount may be allocated to one or more of the facilities at the borrower’s discretion and then applied to the loans under the relevant facility on a pro-rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million, then no prepayment is required (subject to pro forma covenant compliance).
      The basket for permitted disposals of assets has been increased from an aggregate of 5% of assets, revenues or EBITDA of the borrower group to allow for disposals of assets, the Annualized EBITDA of which

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
does not exceed the Remaining Percentage of the Annualized EBITDA of the borrower group, with each capitalized term having the meaning set forth in the amended UPC Broadband Holding Bank Facility. The Remaining Percentage is (i) the greater of (A) 17.5% and (B) the percentage of Annualized EBITDA of the borrower group represented by the Annualized EBITDA of UPC France Holding B.V. and its subsidiaries; (ii) less the aggregate percentage value of all previous disposals made after the Effective Date; (iii) plus the aggregate amount of certain reinvestments made after the Effective Date. The amended UPC Broadband Holding Bank Facility introduces a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the borrower group.
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

J:COM Credit Facility
      In December 2005, J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). The J:COM Credit Facility originally consisted of three facilities: a ¥30 billion ($254.2 million) five-year revolving credit loan (the J:COM Revolving Loan); an ¥85 billion ($720.3 million) five-year amortizing term loan (the J:COM Tranche A Term Loan); and a ¥40 billion ($339.0 million) seven-year amortizing term loan (the J:COM Tranche B Term Loan). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. On December 21, 2005, J:COM borrowed ¥85 billion of the J:COM Tranche A Term Loan and ¥40 billion of the J:COM Tranche B Term Loan to repay its then-existing credit facility. As discussed below, J:COM has refinanced the J:COM Tranche B Term Loan. Amounts repaid under the J:COM Tranche A and B Term Loans may not be reborrowed.

Other J:COM debt
      During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2 billion ($18 million at the transaction date), respectively, of the J:COM Tranche B Term Loan with ¥20 billion of new fixed-interest rate loans and ¥20 billion of new variable-interest rate loans. At September 30, 2006, the fixed-interest rate loans had a weighted average interest rate of 2.08%, while the new variable-interest rate loans had a weighted average interest rate of Japanese yen LIBOR plus 0.30% (0.47% as of September 30, 2006 including margin). The new loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates.
      In connection with the September 2006 acquisition of Cable West, J:COM entered into (i) a ¥2 billion ($16.9 million at the transaction date) variable-interest rate term loan agreement, (ii) a ¥20 billion ($169.5 million at the transaction date) seven-year fixed-interest rate term loan agreement, and (iii) a ¥30 billion ($254.2 million) syndicated term loan agreement. The ¥2 billion and ¥20 billion term loans were fully drawn prior to September 30, 2006. The full amount of the ¥30 billion syndicated term loan agreement was drawn on October 27, 2006 and a portion of the proceeds were used to repay the then outstanding balance of the J:COM Revolving Loan (¥14 billion or $117.9 million at October 27, 2006). The new term loans mature between 2011 and 2013. The interest rate on the ¥2 billion term loan is based on the six-month TIBOR plus a margin of 0.25% (0.757% as of September 30, 2006 including margin). The ¥20 billion term

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
loan bears interest as to ¥10 billion of the outstanding principal amount at a fixed interest rate of 1.72% and as to the remaining ¥10 billion principal amount at a fixed interest rate of 1.90%. The ¥30 billion syndicated term loan bears interest at (i) Japanese yen LIBOR plus a margin of 0.25% as to the ¥10 billion ($84.7 million) principal amount that is due in September 2011, (ii) Japanese yen LIBOR plus a margin of 0.35% as to ¥19.5 billion ($165.2 million) principal amount that is due in October 2013, and (iii) a fixed rate of 2.05% as to ¥0.5 billion ($4.2 million) principal amount that is due in October 2013. These new loans contain covenants similar to those of J:COM Credit Facility.

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
      The Cablecom Luxembourg Bank Facility provides the structure for a CHF 150 million ($120.0 million) revolving credit facility to be available to replace an existing CHF 150 million ($120.0 million) revolving credit facility of Cablecom GmbH (the Cablecom GmbH Revolving Facility). To date, the Cablecom GmbH Revolving Facility remains in place and there are no commitments to fund the revolving credit facility of the Cablecom Luxembourg Bank Facility.

VTR refinancing
      On September 20, 2006, VTR consummated a new senior secured credit agreement consisting of (i) a $475 million U.S. dollar-denominated eight-year term loan due in 2014 (the VTR Tranche B Bank Facility), which bears interest at LIBOR plus 3.0% (8.37% at September 30, 2006 including margin); (ii) a CLP 122.6 billion ($228.6 million) Chilean peso-denominated seven-year amortizing term loan (the VTR Tranche A Bank Facility), which would bear interest, if and when drawn, at TAB plus 2.5% (8.62% at September 30, 2006 including margin) and has a three-year availability period; and (iii) a CLP 13.8 billion ($25.7 million) Chilean peso-denominated six and a half-year revolving loan (the VTR Tranche C Revolver), which would bear interest, if and when drawn, at TAB plus 2.5% (8.26% at September 30, 2006 including margin). We refer to these facilities collectively as the VTR Bank Facility. The VTR Tranche A Bank Facility has a commitment fee on undrawn balances of 0.825% in the first year and 1.375% in the second and third year

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
of the availability period. The VTR Tranche C Revolver has a commitment fee on undrawn balances of 0.50% per year.
      At closing on September 20, 2006, the full $475 million of the VTR Tranche B Bank Facility was drawn. Proceeds were used to (i) repay the CLP 175.5 billion ($326.7 million on the transaction date) outstanding balance of the existing VTR Bank Facility, (ii) repay an intercompany loan payable to one of our subsidiaries ($50.7 million principal amount outstanding on the transaction date), (iii) pay financing fees and other transaction costs, and (iv) fund an increase in cash and cash equivalents to be used for capital expenditures and other general corporate uses.

Borrowing Secured by ABC Family Preferred Stock
      We own a 99.9% beneficial interest in Liberty Family Preferred, LLC (LFP LLC), an entity that owns 345,000 shares of the 9% Series A preferred stock of ABC Family Worldwide, Inc. (ABC Family) with an aggregate liquidation value of $345.0 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. The carrying value of the ABC Family preferred stock was $354.6 million and $365.1 million at September 30, 2006 and December 31, 2005, respectively, and is included in other investments in our condensed consolidated balance sheets.
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

Austar refinancing
      On August 3, 2006, Austar entered into a new senior secured debt facility (the Austar Bank Facility) with a selected syndicate of local and international banks. The Austar Bank Facility allows Austar to borrow up to AUD 600.0 million ($447.9 million). The Austar Bank Facility is comprised of (i) Tranche A, an AUD-denominated, five-year term loan due in 2011 for AUD 275.0 million ($205.3 million), which bears interest at BBSY plus margins ranging from 0.9% to 1.4%; (ii) Tranche B, an AUD-denominated, seven-year term loan due in 2013 for AUD 300.0 million ($223.9 million), which bears interest at BBSY plus margins ranging from 1.3% to 1.7%; and (iii) an AUD-denominated, six-year revolving loan for approximately AUD 25.0 million ($18.7 million) (the Austar Revolver), which bears interest at BBSY plus margins ranging from 0.9% to 1.4%. Borrowings under the Austar Bank Facility mature between 2011 and 2013. As of September 30, 2006, AUD 275.0 million ($205.3 million), AUD 85.0 million ($63.4 million), and AUD 23.7 million ($17.7 million) of Tranche A, Tranche B and the Austar Revolver, respectively, were outstanding under the Austar Bank Facility at a 7.70% weighted average rate (including margin). Austar used the borrowings under the Austar Bank Facility, together with available cash, (i) to repay all amounts outstanding under its old bank facility of AUD 190.0 million ($141.8 million) and (ii) to fund a AUD 201.6 million ($151.7 million at the

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
transaction date) capital distribution to Austar’s shareholders on September 20, 2006, including an AUD 107.2 million ($80.7 million at the transaction date) distribution to our company. The AUD 94.4 million ($71.0 million) capital distribution that was paid to Austar’s minority interest owners has been reflected as a reduction of our additional paid-in capital due to the fact that the minority interests’ share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital.

Refinancing of Puerto Rico subsidiary’s bank debt
      On March 1, 2006, our Puerto Rico subsidiary refinanced its existing bank facility with a portion of the proceeds from a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility. The new bank credit facility also provides for a $10 million seven-year revolving loan. Borrowings under the new facilities have a final maturity in 2013 and bear interest at a margin of 2.25% over LIBOR. The $10 million revolving loan has a commitment fee on undrawn balances of 0.50% per year.

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
      In May 2006, our board of directors authorized two cash self-tender offers to purchase up to 10,000,000 shares of LGI Series A common stock and up to 10,288,066 shares of LGI Series C common stock at a purchase price of $25.00 and $24.30 per share, respectively, or up to an aggregate for both tender offers of $500.0 million. The self tender offers commenced on May 18, 2006 and expired on June 15, 2006. On or about June 21, 2006, we, through our depository agent, purchased 10,000,000 shares of LGI Series A common stock and 10,288,066 shares of LGI Series C common stock for an aggregate price of $500.0 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      In August 2006, our board of directors authorized two cash modified Dutch auction self-tender offers to purchase up to $500.0 million of each of LGI Series A common stock and LGI Series C common stock at ranges of $22.00 to $25.00 for LGI Series A shares and $21.43 to $24.35 for LGI Series C shares. These self tender offers expired on September 8, 2006. Based on the final tabulation by the depositary for the tender

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
offers, the purchase price for the LGI Series A tender offer was $25.00 per share and the purchase price for the LGI Series C tender offer was $24.35 per share. On or about September 14, 2006, we, through our depository agent, purchased 20,000,000 shares of LGI Series A common stock and 20,534,000 shares of LGI Series C common stock for an aggregate price of $1,001.6 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      Including the foregoing transactions, we repurchased during the nine months ended September 30, 2006 a total of 32,698,558 shares and 40,528,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $1,757.2 million. At September 30, 2006, we were authorized under the March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A common stock and LGI Series C common stock.

(9)	Related Party Transactions
      Our related party transactions during the three and nine months ended September 30, 2006 and 2005 consist of the following:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Revenue earned from related parties of:
J:COM(a)	$16.3	$13.9	$38.2	$37.3
LGI and consolidated subsidiaries other than J:COM(b)	2.5	3.7	10.2	7.2

Total LGI	$18.8	$17.6	$48.4	$44.5

Operating expenses charged by related parties of:
J:COM(c)	$16.5	$16.5	$40.3	$54.1
LGI and consolidated subsidiaries other than J:COM(d)	6.1	4.4	23.7	11.3

Total LGI	$22.6	$20.9	$64.0	$65.4

SG&A expenses charged by related parties of J:COM(e)	$1.5	$2.8	$7.6	$9.1

Interest expense charged by related parties of:
J:COM(f)	$2.6	$2.4	$7.4	$7.2
LGI and consolidated subsidiaries other than J:COM	0.2	2.4	0.2	4.6

Total LGI	$2.8	$4.8	$7.6	$11.8

Capital lease additions — related parties of J:COM(g)	$45.8	$34.6	$98.5	$104.5

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV Co., Ltd. (Jupiter TV), a 50% joint venture owned by our company and Sumitomo.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV and other affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two Sumitomo subsidiaries and an affiliate of Sumitomo, and (iii) paid monthly fees to an equity method affiliate during the 2005 periods for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to the Sumitomo entities, as described in (c) above.

(f)	Amounts consist of net related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(g)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At September 30, 2006, capital lease obligations of J:COM aggregating ¥38,993 million ($330.4 million) were owed to these Sumitomo entities.

(10)	Commitments and Contingencies

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
      Belgian Cable Holdings (BCH), an indirect wholly owned subsidiary of Chellomedia, and Cable Partners Belgium LLC (CBP), an unrelated third party, each own 78.4% and 21.6%, respectively, of the common interests in Belgian Cable Investors Delaware GP (Belgian Cable Investors). At September 30, 2006, Belgian Cable Investors and another subsidiary of Chellomedia collectively owned a 19.88% economic interest in Telenet Group Holding N.V., a broadband communications operator in Belgium (Telenet). CBP has the right

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
to require BCH to purchase all of CBP’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CBP to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. At September 30, 2006, the accreted value of our preferred interest in Belgian Cable Investors was $208.4 million. Upon CBP’s exercise of its put right, we have the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire CBP’s interest in Belgium Cable Investors.
      Zonemedia’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to Chellomedia on January 7, 2008 and January 7, 2010, respectively. Chellomedia has a corresponding call right. The put and call rights are to be settled in cash.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, CCC acquired an option to require UGC to purchase CCC’s equity interest in VTR at fair value, subject to a $140 million floor price. This option is exercisable by CCC beginning on April 13, 2006 and expires on April 13, 2015. Upon the exercise of this put right by CCC, we have the option to use cash or shares of LGI common stock to acquire CCC’s interest in VTR. We have reflected the $8.8 million fair value of this put obligation at September 30, 2006 in other current liabilities in our condensed consolidated balance sheet.
      The minority interest owner of Sport1 Müsorszolgáltató Zrt (Sport1), one of our European programming subsidiaries, has the right to put all (but not part) of its stake to one of our subsidiaries each year between January 1 and January 31, commencing 2009. This put option lapses if not exercised by February 1, 2011. Sport1 has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value. The fair value to settle the put is limited to an amount equal to ten times EBITDA, as defined in the applicable agreement, calculated as the average annualized EBITDA for the six full calendar months immediately prior to the date of the relevant put exercise. The put and call rights are to be settled in cash.
      As described in note 3, four individuals own an 18.75% common stock interest in Liberty Jupiter, which owned an approximate 4.3% indirect interest in J:COM at September 30, 2006. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements
      At September 30, 2006, J:COM guaranteed ¥9,160 million ($77.6 million) of debt of certain of its non-consolidated affiliates. The debt maturities range from 2007 to 2017.
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
September 30, 2006
(unaudited)
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
      Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, 21 lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price was paid to the public stockholders of UGC in connection with the LGI Combination and intend to vigorously defend this action. We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter. However, we do not anticipate that the outcome of this case will result in a material adverse effect on our financial position or results of operations.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      The Netherlands Regulatory Developments — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland B.V. (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the administrative District Court (of Rotterdam). A court hearing is scheduled to be held on November 15, 2006.
      As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) has been analyzing eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA has analyzed market 18 (wholesale market for video services) and an additional nineteenth market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006 OPTA announced that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 (wholesale market for video services) includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will develop by the creation of guidelines by OPTA and/or by the development of case law.
      On the same date OPTA also announced its decision on the market relating to the retail delivery of radio and television packages (retail market). The decision is limited to one year (2006) and OPTA will not intervene in UPC NL’s retail prices as long as UPC NL does not increase its basic analog subscription fee by more than the CPI increase (which UPC NL did not do). Furthermore, the decision includes two additional obligations: (i) to continue to offer the analog video services on a standalone basis without requiring customers to buy other services and (ii) to publish on the website of UPC NL which part of the monthly subscription fees relates to programming costs.
      UPC NL appealed both decisions on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. The court hearing is scheduled to take place on February 1, 2007.
      We do not anticipate that the outcome of these proceedings will result in a material adverse effect on our financial position or results of operations.
      Teleclub Litigation and Swiss Regulatory Developments — Cablecom is involved in proceedings before the Competition Commission which were originally initiated by Teleclub AG (Teleclub) in 2002. Teleclub has exclusive rights to a significant portion of the premium and sports content distributed in Switzerland. Swisscom AG, the incumbent telecommunications operator, holds an indirect interest in Teleclub. Teleclub

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
initially sought to compel Cablecom to distribute Teleclub’s digital programs over a set-top box of its own choosing and to allow Teleclub to provide a pay-per-view service over Cablecom’s network alleging that Cablecom holds and abuses a dominant position in the market. The dispute with Teleclub on the terms and conditions for the distribution of their digital programs was settled on October 11, 2006 and consequently Cablecom and Teleclub have jointly requested the Competition Commission to cease its investigation. Although Cablecom believes that the Competition Commission will not take any further action, Cablecom cannot exclude that the Competition Commission might continue its investigation and impose a fine against Cablecom.
      In October 2002, the Competition Commission investigated whether the encryption of the digital channels offered as part of Cablecom’s basic digital package constitutes an abuse of a dominant position under the Cartels Act, as Cablecom’s encryption would prevent reception of these channels through any alternative set-top box. The Competition Commission had suspended its investigation, intending to wait until a final determination in the Teleclub litigation had been made, but, as mentioned above, now Cablecom and Teleclub have jointly requested it to cease the investigation in its entirety. For the time being, the Competition Commission has also not taken any further action based on a request of the Swiss Price Regulator to intervene against Cablecom with an order to cease encrypting Cablecom’s digital signal and allow use of third-party set-top boxes on Cablecom’s network and to prohibit bundling of set-top box rental and content subscription.
      In April 2005, the Swiss Federal Office of Communications (OfCom) instituted a supervisory proceeding regarding Cablecom’s compliance with certain conditions of Cablecom’s programming licenses. Pursuant to the licenses, the rental or purchase of Cablecom’s set-top box shall not be bundled with the subscription of certain Cablecom premium services and Cablecom shall allow access of third parties to its set-top boxes through an open interface enabling them to independently manage their services. If OfCom concludes that Cablecom has violated its license obligations, the Federal Council may withdraw the programming license or require Cablecom to allow third parties access to its set-top boxes through an open interface enabling them to independently manage their services and Cablecom may face damages claims, all of which may have an adverse effect on Cablecom’s business.
      Although an unfavorable outcome from regulatory developments in Switzerland could result in an adverse effect on Cablecom’s business, we cannot currently estimate the loss that Cablecom would incur in the event of an unfavorable outcome.
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
September 30, 2006
(unaudited)
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
      In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property and sales tax issues, and (iii) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

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
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. A reconciliation of total segment operating cash flow to our consolidated loss before income taxes, minority interests and discontinued operations is presented below. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      We have identified the following consolidated operating segments as our reportable segments:

•	Europe (UPC Broadband Division)

•	The Netherlands

•	Switzerland (Cablecom)

•	Austria

•	Other Western Europe

•	Hungary

•	Other Central and Eastern Europe

•	Japan (J:COM)

•	Chile (VTR)
      All of the reportable segments set forth above provide broadband communications services, including video, voice and Internet access services and, to a lesser extent, CLEC services. At September 30, 2006, our operating segments in the UPC Broadband Division provided services in 11 European countries. Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Our corporate and other category includes (i) certain less significant consolidated operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate segment. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia. J:COM provides broadband communications services in Japan. VTR is an 80%-owned subsidiary that provides broadband communications services in Chile.
      During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to the individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing, programming, network operations, technology, marketing, facilities, finance, legal and other administrative costs. Prior to July 1, 2006, our CLEC operations in The Netherlands and Austria were owned and managed by our indirect subsidiary, Priority Telecom and were included in our corporate and other category for purposes of segment reporting. Effective July 1, 2006, we integrated the Priority Telecom CLEC operations in The Netherlands and Austria with our existing operations in each country and began reporting these CLEC operations as components of our reportable segments in The Netherlands and Austria, respectively. Segment information for all periods presented has been restated to reflect the above-described changes and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. See note 4.
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
September 30, 2006
(unaudited)
information presented for Cablecom in the following tables does not reflect intersegment charges made for separate reporting purposes.

Performance Measures of Our Reportable Segments
      The amounts presented below represent 100% of each business’s revenue and operating cash flow. As we control VTR, Super Media/ J:COM and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of VTR, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net in our condensed consolidated statements of operations. In the case of Austar, the minority interests’ share of Austar’s net earnings are currently charged to additional paid-in capital due to the fact that the minority interests’ share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

	Revenue

	Three months ended		Nine months ended
	September 30		September 30

	2006	2005	2006	2005

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands(a)	$237.9	$211.8	$677.3	$647.9
Switzerland (Cablecom)	192.3	—	564.6	—
Austria(b)	109.1	80.1	305.9	250.5
Other Western Europe	77.5	68.4	224.8	158.3

Total Western Europe	616.8	360.3	1,772.6	1,056.7

Hungary	73.3	70.4	224.2	213.6
Other Central and Eastern Europe	141.3	83.8	408.1	252.3

Total Central and Eastern Europe	214.6	154.2	632.3	465.9

Central and corporate operations of UPC Broadband Division	7.8	0.7	10.6	2.1

Total Europe (UPC Broadband Division)	839.2	515.2	2,415.5	1,524.7
Japan (J:COM)	469.5	418.8	1,362.7	1,237.8
Chile (VTR)	137.6	119.2	411.6	313.3
Corporate and other	192.2	63.5	558.3	187.0
Intersegment eliminations	(16.1)	(11.6)	(50.7)	(31.7)

Total consolidated LGI	$1,622.4	$1,105.1	$4,697.4	$3,231.1

(a)	Includes revenue from Priority Telecom’s CLEC operations of $22.1 million, $19.0 million, $63.5 million and $55.5 million, respectively, after giving effect to adjustments to related intercompany eliminations.

(b)	Includes revenue from Priority Telecom’s CLEC operations of $2.0 million, $1.6 million, $5.9 million and $5.3 million, respectively, after giving effect to adjustments to related intercompany eliminations.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

	Operating cash flow

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Europe (UPC Broadband Division):
The Netherlands(a)	$118.3	$111.0	$327.5	$341.7
Switzerland (Cablecom)	96.1	—	260.5	—
Austria(b)	52.3	42.6	146.6	127.6
Other Western Europe	24.0	24.1	74.5	56.9

Total Western Europe	290.7	177.7	809.1	526.2

Hungary	33.5	30.9	104.9	93.6
Other Central and Eastern Europe	67.3	36.8	193.7	115.1

Total Central and Eastern Europe	100.8	67.7	298.6	208.7

Central and corporate operations of UPC Broadband Division	(51.1)	(48.9)	(151.8)	(149.4)

Total Europe (UPC Broadband Division)	340.4	196.5	955.9	585.5
Japan (J:COM)	187.4	165.6	537.6	481.2
Chile (VTR)	49.7	38.3	144.1	104.2
Corporate and other	21.9	(1.8)	67.7	(14.5)

Total consolidated LGI	$599.4	$398.6	$1,705.3	$1,156.4

(a)	Includes operating cash flow from Priority Telecom’s CLEC operations of $4.7 million, $4.7 million, $12.3 million and $12.5 million, respectively.

(b)	Includes operating cash flow from Priority Telecom’s CLEC operations of $0.8 million, $0.5 million, $2.5 million and $1.9 million, respectively.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
      The following table provides a reconciliation of total segment operating cash flow to loss before income taxes, minority interests and discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Total segment operating cash flow	$599.4	$398.6	$1,705.3	$1,156.4
Stock-based compensation expense	(21.2)	(60.8)	(56.5)	(122.3)
Depreciation and amortization	(457.7)	(306.0)	(1,338.1)	(863.8)
Impairment, restructuring and other operating charges	(5.5)	(2.7)	(11.7)	(3.5)

Operating income	115.0	29.1	299.0	166.8
Interest expense	(181.8)	(122.3)	(482.0)	(275.8)
Interest and dividend income	26.1	18.9	62.1	60.9
Share of results of affiliates, net	5.5	2.0	5.9	(14.8)
Realized and unrealized gains (losses) on financial and derivative instruments, net	(181.1)	(29.2)	(160.0)	126.0
Foreign currency transaction gains (losses), net	0.9	7.1	83.1	(194.1)
Losses on extinguishment of debt	(5.0)	—	(40.6)	(12.6)
Gains on disposition of non-operating assets, net	52.7	0.4	100.3	25.9
Other income (expense), net	0.9	—	(5.3)	0.9

Loss before income taxes, minority interests and discontinued operations	$(166.8)	$(94.0)	$(137.5)	$(116.8)

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

Geographic Segments
      The revenue of our geographic segments is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Europe:
Europe (UPC Broadband Division):
The Netherlands	$237.9	$211.8	$677.3	$647.9
Switzerland (Cablecom)	192.3	—	564.6	—
Austria	109.1	80.1	305.9	250.5
Ireland	66.6	58.4	193.1	128.2
Belgium	10.9	10.0	31.7	30.1

Total Western Europe	616.8	360.3	1,772.6	1,056.7

Hungary	73.3	70.4	224.2	213.6
Romania	47.2	9.2	135.9	27.4
Poland	43.6	33.3	125.2	102.1
Czech Republic	30.6	24.8	89.0	75.5
Slovak Republic	12.1	9.8	35.7	29.5
Slovenia	7.8	6.7	22.3	17.8

Total Central and Eastern Europe	214.6	154.2	632.3	465.9

Central and corporate operations of UPC Broadband Division	7.8	0.7	10.6	2.1

Total Europe (UPC Broadband Division)	839.2	515.2	2,415.5	1,524.7
Chellomedia(a)	60.1	31.3	178.0	85.4

Total Europe	899.3	546.5	2,593.5	1,610.1

Japan (J:COM)	469.5	418.8	1,362.7	1,237.8

The Americas:
Chile (VTR)	137.6	119.2	411.6	313.3
Other(b)	34.9	32.2	103.5	101.6

Total — The Americas	172.5	151.4	515.1	414.9

Australia	97.2	—	276.8	—

Intersegment eliminations	(16.1)	(11.6)	(50.7)	(31.7)

Total consolidated LGI	$1,622.4	$1,105.1	$4,697.4	$3,231.1

(a)	Chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands and other European countries.

(b)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)

(12)	Subsequent Event

Cablecom Luxembourg Senior Notes
      On October 26, 2006, Cablecom Luxembourg and UPC Holding, each an indirect subsidiary of LGI, entered into a purchase agreement with J.P. Morgan Securities Ltd. and Deutsche Bank AG, London Branch (collectively, the initial purchasers) pursuant to which the initial purchasers agreed to purchase from Cablecom Luxembourg €300.0 million ($377.2 million on October 26, 2006) principal amount of 8.0% Senior Notes due 2016 (the New Cablecom Luxembourg Notes). The New Cablecom Luxembourg Notes were issued on October 31, 2006 and the net proceeds from the sale of the New Cablecom Luxembourg Notes, together with available cash, were placed into an escrow account (the Cablecom Luxembourg Defeasance Account) for the benefit of the holders of Cablecom Luxembourg’s 9.375% Senior Notes due 2014 (the Old Cablecom Luxembourg Notes) in connection with the discharge and defeasance of such Notes. This discharge and defeasance eliminated substantially all of the covenants and other obligations of Cablecom Luxembourg contained in the Old Cablecom Luxembourg Notes and the relevant indenture until redemption of the Old Cablecom Luxembourg Notes on April 15, 2007. The cash deposited into the Cablecom Luxembourg Defeasance Account (approximately €330.7 million or $420.7 million at October 31, 2006) is reserved for the payment of the principal, accrued interest and a call premium that will be due in connection with the April 15, 2007 redemption of the Old Cablecom Luxembourg Notes. In addition, pursuant to the terms of the LG Switzerland PIK Loan, the redemption of the Old Cablecom Luxembourg Notes will require the repayment of the LG Switzerland PIK Loan.
      The indenture for the New Cablecom Luxembourg Notes provides that, on or after April 15, 2007, Cablecom Luxembourg and UPC Holding may, at their option, effect a series of transactions (the Cablecom Fold-In) under which Cablecom Holdings, the indirect parent company of Cablecom Luxembourg, and its subsidiaries would become indirect subsidiaries of UPC Holding. In the event that the Cablecom Fold-In occurs, Cablecom Luxembourg and UPC Holding may, at their sole option, assign (or otherwise transfer) Cablecom Luxembourg’s obligations under the New Cablecom Luxembourg Notes to UPC Holding, at which time the terms (other than interest, maturity and redemption provisions) of such Notes, including the covenants, will be modified to become substantially identical to the terms of the existing senior notes of UPC Holding outstanding on the issue date of the New Cablecom Luxembourg Notes. Similarly, the Cablecom Luxembourg Bank Facility contains an accession mechanism under which the term loan lenders have agreed to roll their participations in the term loans into the UPC Broadband Holding Bank Facility at the election of Cablecom Luxembourg, subject to certain conditions.

Approval of Performance Plan
      On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan (the Performance Plan) pursuant to the LGI Incentive Plan. The participants in the Performance Plan will include our President and Chief Executive Officer, certain of our other executive officers and certain key employees. The aggregate amount of the maximum awards under the Performance Plan is $320 million.
      The Performance Plan is a five-year plan, with a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. During the two-year performance period, each participant may earn varying percentages of a maximum award specified for such participant based on achievement of specified compound annual growth rates in consolidated operating cash flow, adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability. The performance period will be followed by a three-year service period over which the earned

LIBERTY GLOBAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2006
(unaudited)
amount of the award will be paid or will vest, subject to forfeiture or, in certain circumstances, acceleration. Payment to each participant of the amount of his or her earned award may be in cash, restricted or unrestricted shares of LGI Series A common stock and LGI Series C common stock, or any combination of the foregoing, at the discretion of the compensation committee of our board of directors. Payments in cash or unrestricted shares will be made in equal semi-annual installments and vesting of restricted shares will occur in equal quarterly installments.
      The compensation committee has not yet determined the allocation of awards under the Performance Plan. Participants in the Performance Plan will not be eligible to receive any equity incentive awards that would otherwise be granted in 2007 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 and 2005.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.
      The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.
      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2006.
Forward Looking Statements
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2005 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer such as our digital video migration project in The Netherlands;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment of the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	spending on foreign television advertising;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, internal controls and financial statements of businesses we acquire;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings, including regulatory initiatives in The Netherlands and Switzerland;

•	our ability to obtain regulatory approval and satisfaction of other conditions necessary to close announced transactions, including our proposed acquisition of Karneval’s parent, Unite Holdco;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.
      You should be aware that the broadband communications services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a greater degree of risk than similar statements regarding many other industries.
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
Overview
      We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations at September 30, 2006 in 17 countries outside of the continental United States, primarily in Europe, Japan and Chile. Through our UPC Broadband Division, we provide broadband communications services in 11 European countries. LG Switzerland holds our 100% ownership in

Cablecom, a broadband communications operator in Switzerland. Through our indirect controlling ownership interest in J:COM, we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide broadband communications services in Chile. We also have (i) consolidated DTH satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division.
      As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Holding and VTR prior to the LGI Combination, increased from 53.4% to 100%. However, in connection with VTR’s April 13, 2005 acquisition of a controlling interest in Metrópolis, a broadband communications provider in Chile, UGC’s ownership interest in VTR decreased from 100% to 80%. At September 30, 2006, we owned an indirect 36.73% interest in J:COM through our 58.66% controlling interest in Super Media and Super Media’s 62.61% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/ J:COM.
      In addition to the LGI Combination and the consolidation of Super Media/ J:COM, we have completed a number of acquisitions since the beginning of 2005 that have expanded our footprint and the scope of our business. In Europe, we acquired (i) a controlling interest in Zonemedia, a video programming company in Europe, on January 7, 2005, (ii) Telemach, a broadband communications provider in Slovenia, on February 10, 2005, (iii) Astral, a broadband communications provider in Romania, on October 14, 2005, (iv) Cablecom, a broadband communications provider in Switzerland, on October 24, 2005, (v) IPS, an indirect subsidiary of Chellomedia that provides thematic television channels in Spain and Portugal, on November 23, 2005, and (vi) INODE, an unbundled DSL provider in Austria, on March 2, 2006. In addition, in connection with Unite Holdco’s September 18, 2006 acquisition of Karneval, a broadband communications provider in the Czech Republic, Liberty Global Europe, through its August 9, 2006 agreements with AIL and Deutsche, began consolidating Unite Holdco effective September 30, 2006 for financial reporting purposes. In another transaction in Europe, our indirect subsidiary, UPC Ireland B.V. (UPC Ireland), through its May 9, 2005 agreements with Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity) and its affiliate, MS Irish Cable Holdings B.V. (MS Irish Cable), began on May 1, 2005 consolidating NTL Ireland, a broadband communications provider in Ireland, and on December 12, 2005, UPC Ireland acquired a 100% interest in NTL Ireland through its acquisition of MS Irish Cable from MSDW Equity. In the following discussion and analysis of our results of operations, we collectively refer to the May 9, 2005 consolidation, and the December 12, 2005 acquisition of NTL Ireland as the “acquisition” of NTL Ireland, with such acquisition considered to be effective as of May 1, 2005 for purposes of comparing our 2006 and 2005 operating results. We have also completed a number of less significant acquisitions in Europe during this period. In Japan, J:COM acquired an approximate 92% ownership interest in J:COM Chofu Cable on February 25, 2005, a 100% interest in J:COM Setamachi on September 30, 2005, and a controlling interest in Cable West on September 28, 2006. J:COM Chofu Cable, J:COM Setamachi and Cable West are broadband communications providers in Japan. During the fourth quarter of 2005 and the first nine months of 2006, J:COM also acquired controlling interests in certain less significant entities in Japan. As noted above, VTR acquired a controlling interest in Metrópolis on April 13, 2005. In addition, on December 14, 2005 we completed a transaction that increased our indirect ownership of Austar, a DTH provider in Australia, from a 36.7% non-controlling ownership interest to a 55.2% controlling interest. Prior to this transaction, we accounted for our investment in Austar using the equity method of accounting.
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
      Through our subsidiaries and affiliates, we are the largest broadband communications operator outside the United States in terms of subscribers. At September 30, 2006, our consolidated subsidiaries owned and operated networks that passed approximately 25.6 million homes and served approximately 18.2 million revenue generating units (RGUs), consisting of approximately 12.3 million video subscribers, 3.4 million broadband Internet subscribers and 2.5 million telephony subscribers.
      In general, we are focused on growing our subscriber base and subscription revenue by launching bundled entertainment, information and communications services, upgrading the quality of our networks where appropriate, leveraging the reach of our broadband distribution systems to create new content opportunities and entering into strategic alliances and acquisitions in order to increase our distribution presence and maximize operating efficiencies.
      Including the effects of acquisitions during 2006, our continuing operations added a total of 413,900 and 1,257,000 RGUs during the three and nine months ended September 30, 2006, respectively. The foregoing RGU addition amounts exclude (i) Karneval, which we consolidate but do not manage and (ii) Cable West, which we have not yet conformed to our subscriber counting policies as we did not begin consolidating Cable West until September 30, 2006. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added total RGUs of 356,600 and 1,091,500 during the three and nine months ended September 30, 2006, respectively. Most of our internal RGU growth is attributable to the growth of our Internet access services and digital telephony (primarily through Voice over Internet Protocol or VoIP), as significant increases in digital video RGUs were largely offset by declines in analog video RGUs. We also focus on increasing the average revenue we receive from each household by increasing the penetration of new services through product bundling, upselling or other means.
      Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near video-on-demand (NVOD) and video-on-demand (VOD) in some markets. We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other factors.
      We offer telephony services in The Netherlands, Switzerland, Austria, Ireland, Hungary, Poland, Romania, Czech Republic, Slovak Republic, Japan, Chile and Puerto Rico, primarily over our broadband networks. We also have begun offering VoIP telephony services in each of these segments.
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
Material Changes in Results of Operations
      The comparability of our operating results during the 2006 and 2005 interim periods is affected by our acquisitions of Cablecom, NTL Ireland, Astral, Austar, IPS, Telemach and Metrópolis, and J:COM’s acquisition of J:COM Chofu Cable and J:COM Setamachi during 2005, and our acquisition of INODE during 2006. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. J:COM’s acquisition of a controlling interest in Cable West and our consolidation of Karneval have not impacted comparisons of our operating results as we did not begin consolidating either entity until September 30, 2006. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact is calculated as the difference between current and prior year amounts that is attributable to the timing of an acquisition.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and the Japanese yen. In this regard, 29.4% and 28.9% of our U.S. dollar revenue during the three months ended September 30, 2006, and 28.7% and 29.0% of our U.S. dollar revenue during the nine months ended September 30, 2006, was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.
      At September 30, 2006, we owned an 80% interest in VTR, a 53.18% interest in Austar (which we report in our corporate and other category for segment reporting purposes) and, through our interest in Super Media, an indirect 36.73% interest in J:COM. However, as we control VTR, Austar and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of J:COM, VTR and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net in our condensed consolidated statements of operations. In the case of Austar, the minority interests’ share of Austar’s net earnings are currently charged to additional paid-in capital due to the fact that the minority interest’s share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital. It should be noted that our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments
      All of the reportable segments set forth below provide broadband communications services, including video, voice and Internet access services and, to a lesser extent, CLEC services. At September 30, 2006, our operating segments in the UPC Broadband Division provided services in 11 European countries. Other Western Europe includes our operating segments in Ireland and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. VTR provides broadband communications services in Chile. J:COM provides broadband communications services in Japan. Our corporate and other category includes (i) certain less significant operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and

Peru and video programming and other services in Europe and Argentina and (ii) our corporate segment. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.
      During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing, programming, network operations, technology, marketing, facilities, finance, legal and other administrative costs. Prior to July 1, 2006, our CLEC operations in The Netherlands and Austria were owned and managed by our indirect subsidiary, Priority Telecom and included in our corporate and other category for purposes of segment reporting. Effective July 1, 2006, we integrated the Priority Telecom CLEC operations in The Netherlands and Austria with our existing operations in each country and began reporting these CLEC operations as components of our reportable segments in The Netherlands and Austria, respectively. Segment information for all periods presented has been restated to reflect the above-described changes and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. See note 4 to our condensed consolidated financial statements.
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
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2006, as compared to the corresponding prior year period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.
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
      Revenue derived by our broadband communications operating segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees and amounts received from CLEC and other services provided to businesses. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers, excluding installation fees and mobile telephony revenue.

Revenue of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	September 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$237.9	$211.8	$26.1	12.3	7.5
Switzerland (Cablecom)	192.3	—	192.3	N.M.	N.M.
Austria	109.1	80.1	29.0	36.2	30.1
Other Western Europe	77.5	68.4	9.1	13.3	8.2

Total Western Europe	616.8	360.3	256.5	71.2	66.0

Hungary	73.3	70.4	2.9	4.1	12.3
Other Central and Eastern Europe	141.3	83.8	57.5	68.6	58.4

Total Central and Eastern Europe	214.6	154.2	60.4	39.2	37.4

Central and corporate operations of UPC Broadband Division	7.8	0.7	7.1	1,014.3	771.4

Total Europe (UPC Broadband Division)	839.2	515.2	324.0	62.9	58.4
Japan (J:COM)	469.5	418.8	50.7	12.1	17.2
Chile (VTR)	137.6	119.2	18.4	15.4	12.4
Corporate and other	192.2	63.5	128.7	202.7	199.2
Intersegment eliminations	(16.1)	(11.6)	(4.5)	(38.8)	(32.6)

Total consolidated LGI	$1,622.4	$1,105.1	$517.3	46.8	46.2

					Increase
					(decrease)
	Nine months ended				excluding
	September 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$677.3	$647.9	$29.4	4.5	6.1
Switzerland (Cablecom)	564.6	—	564.6	N.M.	N.M.
Austria	305.9	250.5	55.4	22.1	23.8
Other Western Europe	224.8	158.3	66.5	42.0	42.7

Total Western Europe	1,772.6	1,056.7	715.9	67.7	69.2

Hungary	224.2	213.6	10.6	5.0	14.5
Other Central and Eastern Europe	408.1	252.3	155.8	61.8	58.8

Total Central and Eastern Europe	632.3	465.9	166.4	35.7	38.5

Central and corporate operations of UPC Broadband Division	10.6	2.1	8.5	404.8	400.0

Total Europe (UPC Broadband Division)	2,415.5	1,524.7	890.8	58.4	60.2
Japan (J:COM)	1,362.7	1,237.8	124.9	10.1	18.4
Chile (VTR)	411.6	313.3	98.3	31.4	22.4
Corporate and other	558.3	187.0	371.3	198.6	200.0
Intersegment eliminations	(50.7)	(31.7)	(19.0)	(59.9)	(62.2)

Total consolidated LGI	$4,697.4	$3,231.1	$1,466.3	45.4	48.6

N.M. — Not Meaningful

      The Netherlands. The Netherlands’ revenue increased $26.1 million or 12.3%, and $29.4 million or 4.5%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and an acquisition, The Netherlands’ revenue increased $15.8 million or 7.5% and $36.6 million or 5.7%, respectively. Increases in subscription and non-subscription revenue contributed somewhat equally to these three-month and nine-month increases.
      The increases in subscription revenue during the 2006 periods that are not attributable to foreign exchange rate fluctuations or an acquisition are due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by declines in average video RGUs. The declines in average video RGUs include declines in average analog video RGUs that were not fully offset by gains in digital video RGUs. These declines are due largely to the effects of competition. The average monthly subscription revenue received per RGU (ARPU), remained relatively constant during the 2006 periods as the positive effect of a January 2006 rate increase for analog video services was offset by the following negative factors:

•	decreases in the average rates charged for digital video services due to price decreases for pre-existing digital video subscribers to harmonize rates and promotional discounts implemented in connection with The Netherlands’ program to migrate analog video subscribers to digital video services (as discussed in the below paragraph);

•	increases in discounting in connection with campaigns designed to promote product bundling;

•	decreases in ARPU from broadband Internet services due to a higher proportion of customers selecting lower-priced tiers and competitive factors; and

•	decreases in ARPU from telephony services due to competitive factors and lower call volumes.
      The decreases in ARPU from digital video services, together with decreases in the average number of video subscribers, resulted in slight decreases in revenue from video services during the respective 2006 periods. As discussed in the following paragraph, we would expect our video services revenue to be positively impacted to the extent that new subscribers to our digital video service are retained beyond the promotional period. The decreases in telephony and broadband Internet ARPU were more than offset by increases in the average number of RGUs as The Netherlands’ revenue from these services increased during each of the respective 2006 periods.
      The increases in The Netherlands’ non-subscription revenue during the 2006 periods that are not attributable to foreign exchange rate fluctuations or an acquisition are due primarily to increases in revenue from CLEC services, mobile telephony services (including mobile handset sales) and interconnect fees, partially offset by lower revenue from installation fees. In addition, the increase in non-subscription revenue during the three-month period includes $6.1 million associated with certain accrual adjustments that were recorded during the third quarter of 2006. Revenue from CLEC services, after taking into account intercompany eliminations, contributed $3.1 million and $8.0 million to the increases in The Netherlands’ non-subscription revenue during the respective 2006 periods. The lower installation fees are principally related to a higher percentage of customers performing self-installations. Mobile telephony services were not offered by The Netherlands during the 2005 periods.
      In October 2005, we initiated a program to migrate over time analog video subscribers to digital video services in The Netherlands by providing digital set-top boxes to analog video subscribers at no charge and discounting the entry-level digital video service for a six-month period following subscriber acceptance of the digital set-top box (the digital migration program). To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, we will experience an increase in ARPU derived from video services in The Netherlands. As of September 30, 2006, the promotional pricing period had elapsed for over 40% of The Netherlands’ digital video subscribers, with most of these subscribers receiving their first bill during the third quarter of 2006. Although we have had only limited experience monitoring the disconnect patterns of this group of digital video subscribers, we are not seeing significant increases in subscriber disconnects in the initial weeks and months following the date that the promotional pricing period elapses.

However, due to the relatively short time frame that these digital video subscribers have been retained beyond the promotional pricing period, these results are not necessarily an accurate indication of future subscriber retention rates. The Netherlands has incurred significant operating, marketing and other costs during the 2006 periods in connection with the digital migration program. Although a portion of these costs vary with our subscriber migration efforts, some costs, such as programming, vary with our digital video subscriber base and others remain somewhat fixed relative to our digital subscriber base. We are continually evaluating our approach to the digital migration program in an attempt to determine the most cost-effective way to convert analog video subscribers to digital video subscribers. During the third quarter of 2006, we added a lower number of digital video RGUs as compared to the second quarter of 2006. This decline is principally associated with the adoption of a more selective approach to distributing digital set-top boxes to subscribers. As a result of the adoption of this more selective approach, we expect a more gradual pacing of our digital migration program in future quarters. As the pace of our digital video RGU additions slows, we expect that we will experience accompanying reductions in certain capital expenditures and operating, marketing and other costs. As we cannot predict with certainty (i) the percentage of new digital video subscribers that will be retained after the promotional period has elapsed, (ii) the percentage of current analog subscribers that ultimately will be successfully migrated to the digital video service, and (iii) the amount of fixed and variable costs related to digital video services that The Netherlands will incur over the life of the digital migration program and in the following periods, no assurance can be given as to the impact of this program on The Netherlands’ future operating results.
      On September 28, 2005, the NMA informed UPC NL that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that UPC NL’s price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the administrative District Court (of Rotterdam). A court hearing is scheduled to be held On November 15, 2006.
      In another matter, OPTA, the Dutch national regulatory agency, had proposed imposing retail price regulation on a cost oriented basis for UPC NL’s analog cable television offerings and requiring UPC NL to continue to offer analog video on a stand alone basis without requiring customers to buy other services. Following consultation with the European Commission, OPTA’s proposal was approved on the basis that it would be limited to a period of one year and that OPTA will only intervene if price increases exceed the CPI increase. After 2006, OPTA may again seek approval from the European Commission to maintain or expand its regulatory powers in this retail market. UPC NL appealed this and another OPTA decision on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. The court hearing is scheduled to take place on February 1, 2007. Adverse outcomes from future regulatory initiatives by OPTA could have a significant negative impact on UPC NL’s ability to maintain or increase its revenue in The Netherlands. For additional information, see note 10 to our condensed consolidated financial statements.
      Austria. Austria’s revenue increased $29.0 million or 36.2%, and $55.4 million or 22.1%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases include increases attributable to the INODE acquisition of $22.6 million and $53.5 million, respectively. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $1.5 million or 1.8%, and $6.1 million or 2.4%, respectively. Most of these increases are attributable to increases in subscription revenue as the positive effects of higher average RGUs were only partially offset by slight declines in ARPU. The increases in average RGUs are primarily attributable to significant increases in the average number of broadband Internet RGUs that were only partially offset by slight decreases in the average number of video RGUs during the 2006 periods. The slight declines in ARPU during the 2006 periods are attributable to lower ARPU from broadband Internet and telephony services as a result of competitive factors, including (i) an increase in the proportion of subscribers selecting lower tiered broadband Internet products and (ii) lower telephony call volume resulting from increased customer usage of off-network calling plans. These negative factors were partially offset by the positive impact of a January 2006 rate increase for analog video services. The decreases in telephony ARPU, led to slight decreases in total telephony revenue during the respective 2006 periods.
      Other Western Europe. Other Western Europe’s revenue increased $9.1 million or 13.3%, and $66.5 million or 42.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The NTL Ireland acquisition accounted for $55.1 million of the nine-month period increase. Excluding the effects of the NTL Ireland acquisition and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $5.6 million or 8.2%, and $12.4 million or 7.8%, respectively. Most of these increases are attributable to higher subscription revenue, as the positive effects of increases in the average number of broadband Internet and video RGUs were only partially offset by decreases in ARPU. The decreases in ARPU represent the net effect of ARPU decreases in Ireland that were only partially offset by slight ARPU increases in Belgium. The lower ARPU in Ireland is due primarily to the negative effect of competitive factors on prices charged for video and broadband Internet services that more than offset the positive impact of a January 2006 rate increase for analog video services.
      Hungary. Hungary’s revenue increased $2.9 million or 4.1%, and $10.6 million or 5.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, such increases were $8.6 million or 12.3%, and $30.9 million or 14.5%, respectively. These increases are attributable to increases in subscription revenue that were only partially offset by decreases in telephony transit revenue, as discussed below. The increases in subscription revenue were driven by increases in the average number of broadband Internet, telephony and DTH RGUs and, to a lesser extent, analog video RGUs. ARPU increased during the respective 2006 periods as a January 2006 rate increase for analog video services was only partially offset by the negative impacts on ARPU of (i) an increase in competition for video, broadband Internet and telephony subscribers and (ii) a higher proportion of customers selecting lower-priced broadband Internet tiers. The increases in average telephony RGUs were primarily driven by VoIP telephony sales. During the second and third quarters of 2006, Hungary has experienced slight declines in analog video (exclusive of the effect of a third quarter acquisition) and DTH RGUs due primarily to the effects of competition from an alternative DTH provider. As noted above, Hungary’s comparatively low-margin telephony transit service revenue decreased by $3.2 million and $10.5 million during the respective 2006 periods. The decrease in telephony transit service revenue is due to a lower volume of transit traffic since late 2005, when certain alternative providers of telecommunications services began directly interconnecting with traditional telecommunications networks, bypassing Hungary’s broadband networks.
      Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue increased $57.5 million or 68.6%, and $155.8 million or 61.8%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the Astral and Telemach acquisitions and other less significant acquisitions accounted for $33.5 million and $104.1 million, respectively, of such increases. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $15.3 million or 18.2%, and $43.8 million or 17.4%, respectively. The majority of the increases are attributable to increases in subscription revenue as a result of growth in average RGUs. Higher ARPU also contributed to the increases for the 2006 periods, due in part to rate increases for video services in certain countries during the first nine months of 2006. The growth in RGUs during the 2006 periods is attributable to increases in the average number of broadband Internet, telephony and video RGUs, with most of the broadband Internet growth occurring in Poland, the Czech Republic and Romania, most of the video growth occurring in the Czech Republic and Romania, and most of the telephony growth attributable to the expansion of VoIP services in Poland and Romania. During 2006, we have experienced increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from an alternative DTH provider that is competing with us in most of our Central and Eastern European markets. In Poland, competition and negative subscriber reaction to an increase in Poland’s rates for analog video services have resulted in slight decreases in analog video RGUs during the second and third quarters of 2006. In the Slovak Republic, increased competition and other factors have resulted in the loss of a number of multi-channel multi-point distribution system (MMDS) RGUs during 2006.

      Japan (J:COM). J:COM’s revenue increased $50.7 million or 12.1%, and $124.9 million or 10.1%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The effect of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions together accounted for approximately $28.5 million and $77.1 million of such increases during the respective 2006 periods. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $43.5 million or 10.4%, and $150.1 million or 12.1%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to increases in the average number of telephony, broadband Internet and video RGUs during the 2006 periods. ARPU remained relatively unchanged during the 2006 periods as the positive effects of increases in the proportion of subscribers selecting digital video services over analog video services and the higher-speed broadband Internet services over the lower-speed alternatives were largely offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes and minutes used.
      Chile (VTR). VTR’s revenue increased $18.4 million or 15.4%, and $98.3 million or 31.4%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $18.8 million of the nine-month increase. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $14.8 million or 12.4%, and $51.3 million or 16.4%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to growth in the average number of VTR’s broadband Internet, telephony and digital video RGUs. ARPU declined during the 2006 periods, as the positive effects of a January 2006 inflation adjustment to rates for video services and an increase in the proportion of subscribers selecting digital video services over analog video services were more than offset by the negative impact of lower ARPU from broadband Internet services and lower ARPU from telephony services. The lower ARPU from broadband Internet services is primarily attributable to an increase in the proportion of subscribers selecting lower priced broadband Internet tiers. The lower ARPU from telephony services is principally the result of higher discounting and promotions, in addition to lower customer call volumes. Higher installation fees and other non-subscription revenue also contributed to the increase in VTR’s total revenue. The higher installation fees primarily result from higher RGU additions during the 2006 periods.

Operating Expenses of our Reportable Segments

	Three months				Increase
	ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$84.2	$73.2	$11.0	15.0	10.5
Switzerland (Cablecom)	61.5	—	61.5	N.M.	N.M.
Austria	39.6	25.9	13.7	52.9	46.0
Other Western Europe	39.0	32.6	6.4	19.6	13.4

Total Western Europe	224.3	131.7	92.6	70.3	64.9

Hungary	29.7	30.5	(0.8)	(2.6)	4.6
Other Central and Eastern Europe	54.4	32.3	22.1	68.4	57.7

Total Central and Eastern Europe	84.1	62.8	21.3	33.9	32.0

Central and corporate operations of UPC Broadband Division	20.1	16.1	4.0	24.8	18.8

Total Europe (UPC Broadband Division)	328.5	210.6	117.9	56.0	51.6
Japan (J:COM)	185.4	177.1	8.3	4.7	9.4
Chile (VTR)	59.9	53.6	6.3	11.8	8.9
Corporate and other	137.3	45.5	91.8	201.8	197.1
Intersegment eliminations	(16.8)	(10.7)	(6.1)	(57.0)	(50.0)

Total operating expenses excluding stock-based compensation expense	694.3	476.1	218.2	45.8	45.1

Stock-based compensation expense	2.1	5.9	(3.8)	(64.4)

Total consolidated LGI	$696.4	$482.0	$214.4	44.5

					Increase
	Nine months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$242.3	$213.9	$28.4	13.3	14.9
Switzerland (Cablecom)	196.2	—	196.2	N.M.	N.M.
Austria	110.9	85.2	25.7	30.2	31.9
Other Western Europe	111.2	74.9	36.3	48.5	48.5

Total Western Europe	660.6	374.0	286.6	76.6	78.0

Hungary	87.7	92.3	(4.6)	(5.0)	3.6
Other Central and Eastern Europe	155.9	96.0	59.9	62.4	59.1

Total Central and Eastern Europe	243.6	188.3	55.3	29.4	31.9

Central and corporate operations of UPC Broadband Division	57.7	57.9	(0.2)	(0.3)	1.3

Total Europe (UPC Broadband Division)	961.9	620.2	341.7	55.1	56.8
Japan (J:COM)	554.3	508.2	46.1	9.1	17.1
Chile (VTR)	176.0	136.6	39.4	28.8	20.1
Corporate and other	360.6	126.9	233.7	184.2	185.7
Intersegment eliminations	(51.6)	(30.5)	(21.1)	(69.2)	(72.2)

Total operating expenses excluding stock-based compensation expense	2,001.2	1,361.4	639.8	47.0	50.0

Stock-based compensation expense	4.2	10.5	(6.3)	(60.0)

Total consolidated LGI	$2,005.4	$1,371.9	$633.5	46.2

N.M. — Not Meaningful

      General. Operating expenses include programming, network operations, interconnect, customer operations, customer care and other direct costs. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.
      UPC Broadband Division. The UPC Broadband Division’s operating expenses increased $117.9 million or 56.0%, and $341.7 million or 55.1%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions accounted for $89.2 million and $300.2 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $19.5 million or 9.3%, and $52.3 million or 8.4%, respectively, primarily due to the net effect of the following factors:

•	Increases in direct programming and copyright costs of $8.4 million and $12.6 million during the respective 2006 periods, primarily due to increases related to subscriber growth on the digital and DTH platforms, increased content, and to a lesser extent, higher intercompany charges from Chellomedia for programming and increases due to consumer price index rate increases. These increases were partially offset during the nine-month period by the favorable impact of the termination of an unfavorable programming contract in May 2005.

•	Increases in salaries and other staff related costs of $1.7 million and $10.5 million during the respective 2006 periods, primarily reflecting (i) increased staffing levels, including increased use of temporary personnel during the nine-month period, particularly in the customer care and customer operations areas, and (ii) annual wage increases. Such increases were partially offset by higher levels of labor costs allocated to certain capital projects, including projects associated with The Netherlands’ digital migration program and various corporate information technology initiatives. The increased staffing levels are necessary to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls received by customer care centers in The Netherlands and elsewhere due to increases in digital video, broadband Internet and telephony subscribers. On a per subscriber basis, these services typically generate more calls than our analog video service;

•	The Netherlands’ digital migration program, which was launched in October 2005; and

•	increased customer service standard levels.

•	Increases in network related expenses of $3.5 million and $9.3 million during the respective 2006 periods, driven primarily by higher costs in The Netherlands, Hungary and the central and corporate operations of the UPC Broadband Division.

•	Increases in outsourced labor and consulting fees of $1.6 million and $4.2 million during the respective 2006 periods, driven by the use of third parties primarily in The Netherlands to manage excess call center volume associated with the growth in digital video, broadband Internet and VoIP telephony services. These increases were partially offset by decreases associated with the insourcing of certain customer operations functions in The Netherlands.

•	Increases in costs for mobile handsets sold in The Netherlands of $1.5 million and $3.1 million during the respective 2006 periods;

•	A decrease of $0.6 million and an increase of $0.5 million in interconnect costs during the respective 2006 periods, as decreases in telephony transit volume in Hungary, as discussed under Revenue of our Reportable Segments — Hungary, above, were largely offset by the impact of increases in VoIP telephony subscribers, primarily in The Netherlands, Hungary, Poland and Ireland.

•	Individually insignificant increases during the 2006 periods in postage, bad debt, telecommunications, vehicle and other costs associated with the increased scope of the UPC Broadband Division’s business.
      As discussed under Revenue of our Reportable Segments — The Netherlands above, we have incurred significant operating costs during the 2006 periods in connection with The Netherlands’ digital migration program.
      Japan (J:COM). J:COM’s operating expenses increased $8.3 million or 4.7%, and $46.1 million or 9.1%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for approximately $6.1 million and $14.4 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions, the effects of foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $10.6 million or 6.0%, and $72.7 million or 14.3%, respectively. These increases primarily are due to (i) increases of $9.7 million and $31.0 million during the respective 2006 periods in programming and related costs as a result of growth in the number of digital video customers, (ii) increases in network operating expenses, maintenance and technical support costs during the nine-month period associated with RGU growth and the expansion of J:COM’s network, and (iii) other individually insignificant increases during the 2006 periods.
      Chile (VTR). VTR’s operating expenses increased $6.3 million or 11.8%, and $39.4 million or 28.8%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $10.9 million of the nine-month increase. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses increased $4.8 million or 8.9%, and $16.6 million or 12.2%, respectively. These increases are primarily attributable to growth in VTR’s subscriber base, as increases in customer care, network maintenance and technical support, and labor costs accounted for $4.3 million and $15.0 million, respectively, of the increases. Higher access charges, due primarily to growth in VTR’s telephony subscribers, also contributed to the quarter-to-date and year-to-date increases.

SG&A Expenses of our Reportable Segments

	Three months				Increase
	ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$35.4	$27.6	$7.8	28.3	22.4
Switzerland (Cablecom)	34.7	—	34.7	N.M.	N.M.
Austria	17.2	11.6	5.6	48.3	42.1
Other Western Europe	14.5	11.7	2.8	23.9	17.7

Total Western Europe	101.8	50.9	50.9	100.0	94.0

Hungary	10.1	9.0	1.1	12.2	21.2
Other Central and Eastern Europe	19.6	14.7	4.9	33.3	25.0

Total Central and Eastern Europe	29.7	23.7	6.0	25.3	23.6

Central and corporate operations of UPC Broadband Division	38.8	33.5	5.3	15.8	10.2

Total Europe (UPC Broadband Division)	170.3	108.1	62.2	57.5	52.4
Japan (J:COM)	96.7	76.1	20.6	27.1	32.9
Chile (VTR)	28.0	27.3	0.7	2.6	(0.3)
Corporate and other	33.0	19.8	13.2	66.7	66.7
Inter-segment eliminations	0.7	(0.9)	1.6	177.8	185.7

Total SG&A expenses excluding stock-based compensation expense	328.7	230.4	98.3	42.7	41.9

Stock-based compensation expense	19.1	54.9	(35.8)	(65.2)

Total consolidated LGI	$347.8	$285.3	$62.5	21.9

	Nine months ended		Increase		Increase
	September 30,		(decrease)		excluding FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$107.5	$92.3	$15.2	16.5	18.0
Switzerland (Cablecom)	107.9	—	107.9	N.M.	N.M.
Austria	48.4	37.7	10.7	28.4	30.2
Other Western Europe	39.1	26.5	12.6	47.5	49.0

Total Western Europe	302.9	156.5	146.4	93.5	95.1

Hungary	31.6	27.7	3.9	14.1	24.1
Other Central and Eastern Europe	58.5	41.2	17.3	42.0	40.1

Total Central and Eastern Europe	90.1	68.9	21.2	30.8	33.7

Central and corporate operations of UPC Broadband Division	104.7	93.6	11.1	11.9	12.5

Total Europe (UPC Broadband Division)	497.7	319.0	178.7	56.0	57.4
Japan (J:COM)	270.8	248.4	22.4	9.0	17.4
Chile (VTR)	91.5	72.5	19.0	26.2	17.4
Corporate and other	130.0	74.6	55.4	74.3	75.5
Inter-segment eliminations	0.9	(1.2)	2.1	175.0	180.0

Total SG&A expenses excluding stock-based compensation expense	990.9	713.3	277.6	38.9	41.7

Stock-based compensation expense	52.3	111.8	(59.5)	(53.2)

Total consolidated LGI	$1,043.2	$825.1	$218.1	26.4

N.M. — Not Meaningful

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UPC Broadband Division. The UPC Broadband Division’s SG&A expenses increased $62.2 million or 57.5%, and $178.7 million or 56.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The aggregate effects of the Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions accounted for $45.1 million and $144.3 million of such increases during the respective 2006 periods. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses increased $11.5 million or 10.7%, and $38.7 million or 12.2%, respectively, primarily due to the net effect of the following factors:

•	Increases in sales and marketing expenses and commissions of $7.7 million and $19.1 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods, reflecting the cost of marketing campaigns designed to promote the digital migration program in The Netherlands, RGU growth (including campaigns designed to promote the growth of VoIP telephony services), product bundling and brand awareness;

•	Increases in salaries and other staff related costs of $6.8 million and $19.7 million during the respective 2006 periods, reflecting increased staffing levels in sales and marketing, finance and information technology functions, as well as annual wage increases;

•	Decreases in outsourced labor and consulting fees of $4.9 million during both 2006 periods, primarily due to lower fees attributable to our internal controls attestation process. These decreases also include the impacts of lower costs during the three-month period, and higher costs during the nine-month period, for outsourced labor and consulting associated with The Netherlands’ digital migration program; and

•	Individually insignificant increases in facility and other costs associated with the increased scope of the UPC Broadband Division’s business.
      As discussed under Revenue of our Reportable Segments — The Netherlands above, we have incurred significant SG&A costs during the 2006 periods in connection with The Netherlands’ digital migration program.
      Japan (J:COM). J:COM’s SG&A expenses increased $20.6 million or 27.1%, and $22.4 million or 9.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of the J:COM Chofu Cable and J:COM Setamachi acquisitions and other less significant acquisitions accounted for increases of approximately $12.4 million and $34.7 million during the respective 2006 periods. Excluding the effects of these acquisitions, the effects of foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $12.6 million or 16.6%, and $8.4 million or 3.4%, respectively. These increases are attributable primarily to higher labor and related overhead costs associated with increases in sales staff and annual wage increases. The nine month increase was partially offset by lower marketing and advertising costs during 2006 as costs incurred in connection with a rebranding initiative undertaken by J:COM during the first half of 2005 were not repeated during 2006.
      Chile (VTR). VTR’s SG&A expenses increased $0.7 million or 2.6%, and $19.0 million or 26.2%, during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The estimated effects of the Metrópolis acquisition accounted for approximately $5.5 million of the nine-month increase. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses decreased $0.1 million or 0.3%, and increased $7.1 million or 9.9%, respectively. The decrease for the three-month period is primarily attributable to lower spending on marketing and advertising activities and lower labor and related costs, offset by an increase in sales commissions. The increase for the nine-month period is primarily attributable to increases in sales commissions and professional fees, offset in part by lower labor and related costs. The lower labor and related costs for the three-month and nine-month periods are due largely to non-recurring labor costs that were incurred during 2005 in connection with the Metrópolis combination. The increase in professional fees reflects amounts incurred in 2006 in connection with certain litigation matters and strategic projects.

Operating Cash Flow of our Reportable Segments
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. For a reconciliation of total segment operating cash flow to our consolidated loss before income taxes, minority interests and discontinued operations, see note 11 to our condensed consolidated financial statements. Investors should view operating cash flow as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow of our Reportable Segments

					Increase
					(decrease)
	Three months ended				excluding
	September 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$118.3	$111.0	$7.3	6.6	1.8
Switzerland (Cablecom)	96.1	—	96.1	N.M.	N.M.
Austria	52.3	42.6	9.7	22.8	17.1
Other Western Europe	24.0	24.1	(0.1)	(0.4)	(3.6)

Total Western Europe	290.7	177.7	113.0	63.6	58.8

Hungary	33.5	30.9	2.6	8.4	17.3
Other Central and Eastern Europe	67.3	36.8	30.5	82.9	72.5

Total Central and Eastern Europe	100.8	67.7	33.1	48.9	47.3

Central and corporate operations of UPC Broadband Division	(51.1)	(48.9)	(2.2)	(4.5)	(0.2)

Total Europe (UPC Broadband Division)	340.4	196.5	143.9	73.2	69.4
Japan (J:COM)	187.4	165.6	21.8	13.2	18.3
Chile (VTR)	49.7	38.3	11.4	29.8	26.4
Corporate and other	21.9	(1.8)	23.7	N.M.	N.M.

Total	$599.4	$398.6	$200.8	50.4	50.2

					Increase
					(decrease)
	Nine months ended				excluding
	September 30,		Increase (decrease)		FX

	2006	2005	$	%	%

	amounts in millions, except % amounts
Europe (UPC Broadband Division):
The Netherlands	$327.5	$341.7	$(14.2)	(4.2)	(2.6)
Switzerland (Cablecom)	260.5	—	260.5	N.M.	N.M.
Austria	146.6	127.6	19.0	14.9	16.4
Other Western Europe	74.5	56.9	17.6	30.9	32.1

Total Western Europe	809.1	526.2	282.9	53.8	55.3

Hungary	104.9	93.6	11.3	12.1	22.4
Other Central and Eastern Europe	193.7	115.1	78.6	68.3	65.3

Total Central and Eastern Europe	298.6	208.7	89.9	43.1	46.0

Central and corporate operations of UPC Broadband Division	(151.8)	(149.4)	(2.4)	(1.6)	2.6

Total Europe (UPC Broadband Division)	955.9	585.5	370.4	63.3	65.4
Japan (J:COM)	537.6	481.2	56.4	11.7	20.2
Chile (VTR)	144.1	104.2	39.9	38.3	28.7
Corporate and other	67.7	(14.5)	82.2	N.M.	N.M.

Total	$1,705.3	$1,156.4	$548.9	47.5	50.9

N.M. — Not Meaningful

Discussion and Analysis of our Historical Operating Results

General
      As noted above, the effects of acquisitions have affected the comparability of our results of operations during the 2006 and 2005 interim periods. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the three and nine months ended September 30, 2006, as compared to the respective 2005 periods, are primarily attributable to the effects of these acquisitions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue
      Our total consolidated revenue increased $517.3 million and $1,466.3 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $400.0 million and $1,236.6 million of such increases during the respective 2006 periods. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $110.1 million or 10.0%, and $333.5 million or 10.3%, respectively. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense
      Our total consolidated operating expense increased $214.4 million and $633.5 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. Our operating expenses include stock-based compensation expense, which decreased $3.8 million and $6.3 million, respectively. For additional information, see discussion following SG&A expense below. The effects of acquisitions accounted for $178.6 million and $537.7 million of the increases in our total consolidated operating expenses during the respective 2006 periods. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expense increased $35.9 million or 7.5%, and $143.2 million or 10.5%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) network related costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense
      Our total consolidated SG&A expense increased $62.5 million and $218.1 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. Our SG&A expense includes stock-based compensation expense, which decreased $35.8 million and $59.5 million, respectively. For additional information, see discussion in the following paragraph. The effects of acquisitions accounted for $69.1 million and $251.5 million of the SG&A expense increases during the respective 2006 periods. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock based compensation expense, total consolidated SG&A expense increased $27.4 million or 11.9%, and $45.7 million or 6.4%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs and (ii) marketing and advertising costs and sales commissions. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense (included in operating and SG&A expenses)
      Effective January 1, 2006, we adopted SFAS 123(R) and began using the fair value method to account for the stock incentive awards of our company and our subsidiaries. Prior to January 1, 2006, we used the intrinsic value method prescribed by APB No. 25 to account for stock-based incentive awards. Our stock-based compensation expense for the three and nine months ended September 30, 2005 has not been restated to adopt the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We record stock-based compensation that is associated with LGI common stock, J:COM common stock and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of, during the 2006 and 2005 periods, the amounts recorded by J:COM with respect to its stock-based compensation plans, and during the 2005 periods, amounts recorded with respect to the Liberty Jupiter stock plan.
      A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
LGI common stock(a)	$16.8	$52.7	$46.9	$85.4
J:COM common stock(b)	0.7	7.1	2.5	31.8
Other	3.7	1.0	7.1	5.1

Total	$21.2	$60.8	$56.5	$122.3

Operating expense	$2.1	$5.9	$4.2	$10.5
SG&A expense	19.1	54.9	52.3	111.8

Total	$21.2	$60.8	$56.5	$122.3

(a)	As discussed above, stock-based compensation during the 2006 periods was determined in accordance with the provisions of SFAS 123(R). As permitted under SFAS 123(R), we use the accelerated attribution method to amortize the fair value of stock awards granted prior to January 1, 2006 and the straight-line method to amortize the fair value of stock awards granted subsequent to January 1, 2006. Most of the LGI stock incentive awards outstanding during the 2005 periods were accounted for as variable-plan awards under the intrinsic value method. Accordingly, fluctuations in our stock-based compensation expense for the three and nine months ended September 30, 2005 were largely a function of changes in the market price of the underlying common stock.

(b)	The stock-based compensation expense related to J:COM common stock during the three and nine months ended September 30, 2005 includes (i) stock-based compensation recorded by J:COM of $6.0 million and $24.7 million, respectively, including amounts recorded due to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 23, 2005 IPO and to increases in the market price of J:COM common stock following the IPO and (ii) stock-based compensation expense recorded with respect to the Liberty Jupiter stock plan of $1.1 million and $7.1 million, respectively. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to the Liberty Jupiter stock plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a compensatory plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our condensed consolidated balance sheet.
      For additional information concerning our stock-based compensation, see note 3 to our condensed consolidated financial statements.

Depreciation and amortization
      Our total consolidated depreciation and amortization expense increased $151.7 million and $474.3 million during the three and nine months ended September 30, 2006 respectively, as compared to the corresponding prior year periods. The effects of acquisitions accounted for $128.1 million and $431.3 million of such increases during the respective 2006 periods. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $19.3 million or 6.3%, and $67.5 million or 7.8%, respectively. These increases are due primarily to increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives.

Interest expense
      Our total consolidated interest expense increased $59.5 million and $206.2 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $55.2 million or 45.2%, and $210.1 million or 76.2% during the respective 2006 periods. These increases are primarily attributable to a $3.9 billion or 52.8% increase in our outstanding indebtedness at September 30, 2006, as compared to September 30, 2005. The increase in debt is primarily attributable to debt incurred or assumed in connection with acquisitions. Increases in certain interest rates during the 2006 periods also contributed to the overall increase in interest expense. The effects of increased borrowings and higher interest rates were partially offset by $38.7 million and $38.0 million decreases, respectively, in non-cash interest expense related to certain mandatorily redeemable securities issued by two entities, which we refer to as the Investcos, through which Belgian Cable Investors holds its indirect interest in Telenet common shares. The decreases in this non-cash interest expense primarily are attributable to a $40.8 million increase in the estimated redemption value of the mandatorily redeemable securities of the Investcos that we recorded during the third quarter of 2005 in connection with Telenet’s October 2005 initial public offering and the resulting increased liquidity of the Telenet shares underlying the mandatorily redeemable securities of the Investcos. We also experienced decreases of $12.5 million and $26.3 million during the respective 2006 periods in the non-cash interest expense recorded on the UGC Convertible Notes due to the adoption of SFAS 155 on January 1, 2006. As a result of this change in accounting, we no longer record non-cash interest expense with respect to the UGC Convertible Notes. For additional information, see note 3 to our condensed consolidated financial statements.

Interest and dividend income
      Our total consolidated interest and dividend income increased $7.2 million and $1.2 million during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The increase for the three-month period is attributable to higher average consolidated cash and cash equivalent balances as well as an increase in the average interest rate earned on such balances. The increase for the nine-month period represents the net result of an increase in the average interest rate earned on our average consolidated cash and cash equivalent balances and a decrease in such average balances.

Share of results of affiliates, net
      The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Jupiter TV	$4.2	$6.7	$21.3	$23.3
Telenet	(1.4)	(7.3)	(16.4)	(19.1)
Austar	—	(1.3)	—	3.8
Mediatti Communications, Inc.	(1.1)	(0.6)	(3.6)	(5.8)
Torneos y Competencias S.A. (TyC)(a)	—	—	—	(18.5)
Other	3.8	4.5	4.6	1.5

	$5.5	$2.0	$5.9	$(14.8)

(a)	Our share of TyC’s losses during the nine months ended September 30, 2005 includes a $25.4 million impairment charge to reflect an other-than-temporary decline in the fair value of our investment in TyC at March 31, 2005. We sold our investment in TyC during the second quarter of 2005.

Realized and unrealized gains (losses) on financial and derivative instruments, net
      The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
Cross-currency and interest rate exchange contracts(a)	$(132.6)	$27.3	$(146.8)	$123.1
Embedded derivatives(b)	1.0	(57.7)	(17.3)	(10.1)
UGC Convertible Notes(c)	(81.3)	—	(45.2)	—
Foreign exchange contracts	22.7	(0.9)	28.5	8.6
Call and put contracts(d)	9.1	2.1	20.8	0.9
Other	—	—	—	3.5

Total	$(181.1)	$(29.2)	$(160.0)	$126.0

(a)	The losses on the cross-currency and interest rate exchange contracts for the three months ended September 30, 2006 are attributable to the net effect of (i) losses associated with decreases in market interest rates in euro, U.S. dollar, Swiss franc, Australian dollar and Chilean peso markets, (ii) losses associated with an increase in the value of the eastern European currencies relative to the euro, (iii) gains associated with an increase in the value of the U.S. dollar relative to the euro, (iv) gain associated with an increase in the value of the euro relative to the Swiss franc, and (v) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. The losses on the cross-currency and interest rate exchange contracts for the nine months ended September 30, 2006 are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with decreases in market interest rates in U.S. dollar, Australian dollar and Chilean peso markets, (iii) gains associated with increases in market interest rates in euro and Swiss franc markets, (iv) losses associated with an increase in the value of the eastern European currencies relative to the euro, (v) gains associated with an increase in the value of the euro relative to the Swiss franc, and (vi) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. The gains on the cross-currency and interest rate exchange agreements during the 2005 periods are attributable to the net effect of (i) gains associated with an increase in the value of the U.S. dollar relative to the euro and (ii) losses associated with decreases in market interest rates.

(b)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during the 2005 periods and the forward sale of the News Corporation. Class A common stock during the 2006 and 2005 periods. As discussed in note 3 to our condensed consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(c)	Represents the change in the fair value of the UGC Convertible Notes during the 2006 periods that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net (see below). The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates, and (iv) the credit rating of UGC. As further described in note 3 to our condensed consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(d)	The gains and losses on call and put options during the 2006 periods are primarily attributable to call options that we hold with respect to Telenet ordinary shares.

Foreign currency transaction gains (losses), net
      The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

	amounts in millions
U.S. dollar debt issued by a European subsidiary	$(12.7)	$(9.3)	$125.8	$(191.5)
Euro denominated debt issued by UGC (UGC Convertible Notes)	4.8	2.4	(37.8)	55.8
Cash denominated in a currency other than the entities’ functional currency	—	(0.8)	5.7	(51.0)
Intercompany notes denominated in a currency other than the entities’ functional currency	(2.9)	22.3	(0.6)	(3.8)
Swiss franc debt issued by a European subsidiary	10.6	—	1.7	—
Other	1.1	(7.5)	(11.7)	(3.6)

	$0.9	$7.1	$83.1	$(194.1)

Losses on extinguishment of debt
      We recognized losses on extinguishment of debt of $5.0 million and $40.6 million during the three and nine months ended September 30, 2006, respectively. The loss for the nine months ended September 30, 2006 includes (i) a $22.2 million write-off of deferred financing costs and creditor fees in connection with the May and July 2006 refinancings of the UPC Broadband Holding Bank Facility, (ii) a $7.6 million loss associated with the first quarter 2006 Redemption of the Cablecom Luxembourg Floating Rate Notes, (iii) a $4.6 million loss recognized by VTR in connection with the September 2006 refinancing of its bank debt, and (iv) a $3.3 million loss recognized by J:COM in connection with its refinancing activities. The Cablecom Luxembourg loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Redemption. For additional information, see note 7 to our condensed consolidated financial statements.
      We recognized losses on extinguishment of debt of $12.6 million during the nine months ended September 30, 2005. The loss for the nine months ended September 30, 2005 represents a first quarter write-

off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility.

Gains (losses) on disposition of non-operating assets, net
      We recognized gains on disposition of non-operating assets, net of $52.7 million and $100.3 million during the three and nine months ended September 30, 2006, respectively. The gain for the three months ended September 30, 2006 is related to a $16.9 million gain on the August 2006 sale of our investment in Sky Brasil and a $35.8 million gain on the sale of our investment in Primacom. The gain for the nine months ended September 30, 2006 also includes a $45.3 million gain on the February 2006 sale of our cost investment in Sky Mexico.
      We recognized gains on disposition of non-operating assets, net of $0.4 million and $25.9 million during the three and nine months ended September 30, 2005, respectively. The gain for the nine months ended September 30, 2005 includes a $62.7 million loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión S.A. shares in connection with its debt restructuring, a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT Holding GmbH and a $17.3 million gain on the June 2005 sale of our investment in The Wireless Group plc.

Income tax expense
      We recognized income tax benefit (expense) of $22.5 million and ($3.3 million) during the three months ended September 30, 2006 and 2005, respectively.
      The tax benefit amount for the three months ended September 30, 2006 differs from the expected tax benefit of $58.4 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization for financial reporting purposes of foreign currency gains and losses in certain jurisdictions not recognized for tax reporting purposes, (ii) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset by the release of valuation allowances in other jurisdictions, (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, and (iv) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate.
      The tax expense amount for the three months ended September 30, 2005 differs from the expected tax benefit of $32.9 million (based on the U.S. federal 35% income tax rate) due primarily to (i) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset by the release of valuation allowances in other jurisdictions, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments, and (iii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes.
      We recognized income tax expense of $76.4 million and $11.3 million during the nine months ended September 30, 2006 and 2005, respectively.
      The tax expense amount for the nine months ended September 30, 2006 differs from the expected tax benefit of $48.1 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) the realization for financial reporting purposes of foreign currency gains and losses in certain jurisdictions not recognized for tax reporting purposes, and (iv) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset by the release of valuation allowances in other jurisdictions.

      The tax expense amount for the nine months ended September 30, 2005 differs from the expected tax benefit of $40.9 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments, (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (iii) the impact of differences in the statutory and local tax rate in certain jurisdictions in which we operate, and (iv) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset by the release of valuation allowances in other jurisdictions, including a tax benefit of $37.9 million recognized during the nine months ended September 30, 2005 associated with the net release of valuation allowances by J:COM.
Material Changes in Financial Condition

Sources and Uses of Cash
      Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding and Cablecom Luxembourg, restrict our ability to access the assets of these subsidiaries. UPC Broadband Holding and Cablecom Luxembourg collectively account for more than half of our net assets. In addition, our ability to access the liquidity of other subsidiaries may be limited by tax considerations, foreign currency exchange rates, the presence of minority interest owners and other factors.

Cash and cash equivalents
      The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2006 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$901.5
UPC Broadband Division:
UPC Holding	1.0
UPC Broadband Holding and its unrestricted subsidiaries	74.6
Cablecom Luxembourg and its unrestricted subsidiaries	128.2
J:COM	83.9
VTR	84.8
Other operating subsidiaries	50.6

Total cash and cash equivalents	$1,324.6

LGI and its Non-operating Subsidiaries
      The cash and cash equivalent balances of $901.5 million held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at September 30, 2006. Our remaining cash and cash equivalents of $423.1 million at September 30, 2006 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loans and distributions during the first nine months of 2006. Most of this cash was used to purchase LGI common stock.

      The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the UGC Convertible Notes. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions, the repurchase of LGI common stock, or other investment opportunities.
      Including our cash self-tender offers and other repurchase transactions described in note 8 to our condensed consolidated financial statements, we repurchased during the nine months ended September 30, 2006 a total of 32,698,558 shares and 40,528,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $1,757.2 million. At September 30, 2006, we were authorized under our March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A common and LGI Series C common stock.

Operating Subsidiaries
      The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Cablecom Luxembourg, J:COM, Austar and our Puerto Rico subsidiary, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2006, see note 7 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, please see the discussion under “Condensed Consolidated Cash Flow Statements” below.
      On January 19, 2006, we completed the sale of 100% of UPC Norway, to an unrelated third party for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under Facility I of the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. For additional information, see note 4 to our condensed consolidated financial statements.
      On March 2, 2006, a subsidiary of UPC Holding acquired INODE, an unbundled DSL provider in Austria, for cash consideration before direct acquisition costs of approximately €93 million ($111 million at the transaction date).
      On June 19, 2006 we sold UPC Sweden for cash proceeds of SEK2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay Facility I under the UPC Broadband Holding Bank Facility (see note 7 to our condensed consolidated financial statements). The amounts repaid may be reborrowed subject to covenant compliance.
      On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date). Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 million at the transaction date) of the cash proceeds from the UPC France sale to prepay or otherwise provide for the prepayment of a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we initially placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. In September 2006, we used €105.0 million ($133.2 million) of the amounts held in the UPC Holding restricted account, together with available cash of €25.0 million ($31.7 million), to repay amounts outstanding under the UPC Broadband Holding Bank Facility. We are seeking a waiver that would eliminate the requirement to use the remaining €185.0 million ($234.7 million) held in the restricted account to repay amounts outstanding under the UPC Broadband Holding Bank Facility.

      On August 9, 2006, we announced that (i) our indirect subsidiary, Liberty Global Europe, had signed a total return swap agreement with each of AIL and Deutsche, to acquire Unite Holdco, subject to regulatory approvals, and (ii) Unite Holdco, an affiliate of AIL and Deutsche, had entered into a share purchase agreement to acquire for €322.5 million ($409.2 million), subject to closing and post-closing adjustments, all interests in Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) from ICZ Holding B.V. On September 18, 2006, Unite Holdco acquired Karneval for aggregate cash consideration of €331.1 million ($420.1 million) before direct acquisition costs, including €8.6 million ($10.9 million) of net cash and working capital adjustments. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. As stated above, Liberty Global Europe’s acquisition of Unite Holdco from Unite Holdco’s parent companies, AIL and Deutsche, is subject to receipt of applicable regulatory approvals. Pursuant to the total return swap agreements, if the relevant regulatory approvals have been obtained prior to May 7, 2007, Liberty Global Europe will transfer to each of AIL and Deutsche an amount equal to AIL’s and Deutsche’s respective invested capital in Unite Holdco, plus interest at a margin of 0.70% over a specified EURIBOR-based rate, in exchange for all of the outstanding share capital of Unite Holdco and (indirectly) Karneval. At September 30, 2006, AIL’s and Deutsche’s invested capital in Unite Holdco aggregated €336.1 million ($426.4 million). Liberty Global Europe’s obligations under each of the swap agreements are fully secured by cash collateral deposited for the benefit of each of AIL and Deutsche, to be repaid to Liberty Global Europe upon settlement of the swap agreement. AIL and Deutsche have agreed to pay Liberty Global Europe interest on the amount of the cash collateral at agreed upon rates, which following Unite Holdco’s acquisition of Karneval will be the specified EURIBOR-based rate. The aggregate amount of the cash collateral provided by Liberty Global Europe equals the sum of the €331.1 million ($420.1 million) cash consideration paid by Unite Holdco for Karneval plus €5.0 million ($6.3 million) to provide for Unite Holdco’s working capital requirements.
      On September 28, 2006, J:COM paid aggregate cash consideration of ¥55.8 billion ($472.5 million) before direct acquisition costs to increase its ownership interest in Cable West from an 8.58% non-controlling interest to an 84.94% controlling interest.
      For additional information concerning our acquisitions and dispositions, see note 4 to our condensed consolidated financial statements.

Capitalization
      We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times of our consolidated operating cash flow. The ratio of our September 30, 2006 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2006 was 4.7 and the ratio of our September 30, 2006 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended September 30, 2006 was 4.0.
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
      At September 30, 2006, all of our $11,274.8 million of consolidated debt and capital lease obligations had been borrowed by our subsidiaries. For additional information concerning our debt balances at September 30, 2006 and significant developments with respect to our debt instruments during 2006, see notes 7 and 12 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.
      During the nine months ended September 30, 2006, we used net cash provided by our operating activities of $1,225.4 million and net cash provided by our investing activities of $173.7 million to fund net cash used by our financing activities of $1,344.2 million and a $54.9 million increase in our existing cash and cash equivalent balances (excluding a $67.5 million increase due to changes in foreign exchange rates).
      The net cash provided by our investing activities during the nine months ended September 30, 2006 includes cash proceeds of $2,683.7 million received upon the disposition of UPC France, UPC Sweden, UPC Norway, Sky Mexico and certain less significant assets, capital expenditures of $1,050.4 million, and cash paid in connection with the consolidation of Karneval and the acquisition of Cable West, INODE and certain less significant entities of $1,134.6 million.
      The UPC Broadband Division and VTR accounted for $551.3 million and $101.4 million, respectively of our consolidated capital expenditures during the nine months ended September 30, 2006, and $361.7 million and $68.9 million, respectively, during the nine months ended September 30, 2005. The increase in the capital expenditures of the UPC Broadband Division and VTR during the nine months ended September 30, 2006, as compared to the corresponding prior year period, is due primarily to (i) the effects of acquisitions, (ii) initiatives such as The Netherlands’ digital migration program and our efforts to continue the growth of our VoIP telephony services in Europe and Chile, (iii) increased costs for the purchase and installation of customer premise equipment as our operating segments in Europe and Chile added more customers during the 2006 period than in the 2005 period, (iv) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments, and (iv) other factors such as information technology upgrades and expenditures for general support systems. We expect that the full year 2006 capital expenditures of the UPC Broadband Division and VTR, as a percentage of local currency revenue, will fall within a range of 24% to 26% and 27% to 29%, respectively.
      J:COM accounted for $298.3 million and $225.6 million of our consolidated capital expenditures during the nine months ended September 30, 2006 and 2005, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $71.9 million and $105.2 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $370.2 million and $330.8 million during the nine months ended September 30, 2006 and 2005, respectively. On a local currency basis, J:COM management currently expects that J:COM’s aggregate full year 2006 capital expenditures (whether financed with cash or capital lease arrangements) will fall within a range of 29% to 31% of J:COM’s 2006 revenue.
      The actual amount of the 2006 capital expenditures of the UPC Broadband Division, VTR and J:COM may vary from the expected amounts disclosed above for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results, and (iv) the availability of capital. Accordingly, no assurance can be given that actual capital expenditures will not vary from the expected amounts disclosed above.
      During the nine months ended September 30, 2006, the cash used by our financing activities was $1,344.2 million. Such amount includes net borrowings of debt and capital lease obligations of $532.1 million and stock repurchases of $1,757.2 million.

Off Balance Sheet Arrangements
      For a description of our outstanding guarantees and other off balance sheet arrangements at September 30, 2006, see note 10 to our condensed consolidated financial statements.

Commitments and Contingencies
      For a description of our outstanding commitments and contingencies at September 30, 2006, see note 10 to our condensed consolidated financial statements.

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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At September 30, 2006, J:COM held cash balances of $83.9 million that were denominated in Japanese yen and we held cash balances of $900.5 million that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At September 30, 2006, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $595.8 million.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and the Japanese yen, as 29.4% and 28.9% of our U.S. dollar revenue during the three months ended September 30, 2006, and 28.7% and 29.0% of our U.S. dollar revenue during the nine months ended September 30, 2006, was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

      The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2006	2005

Spot rates:
Euro	0.7882	0.8451
Swiss franc	1.2503	1.3153
Japanese yen	118.01	117.95
Chilean peso	536.34	514.01
Hungarian forint	215.24	213.52
Australian dollar	1.3396	1.3631

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Average rates:
Euro	0.7848	0.8212	0.8040	0.7916
Swiss franc	1.2376	1.2741	1.2594	1.2278
Japanese yen	116.28	111.24	115.89	107.78
Chilean peso	539.13	551.35	530.97	570.39
Hungarian forint	216.05	202.22	213.19	195.61
Australian dollar	1.3214	1.3160	1.2594	1.3009

Interest Rate Risks
      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, Cablecom Luxembourg and LG Switzerland, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM, the LIBOR-indexed Secured Borrowing on ABC Family Preferred Stock, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries. These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable us to otherwise pay lower market rates. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose our company to losses in the event of nonperformance, we do not expect that any such non-performance will occur.
      Weighted Average Variable Interest Rate — At September 30, 2006, our variable-rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated approximately $8.2 billion and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 6.2% (6.9% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $40.9 million.

Derivative Instruments
      Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 5 to our condensed consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our derivative instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at September 30, 2006 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €158 million ($200 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at September 30, 2006 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €131 million ($166 million), (iii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at September 30, 2006 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €54 million ($69 million), and (iv) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2006 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €59 million ($75 million).

Cablecom GmbH and Cablecom Luxembourg Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc at September 30, 2006 would have increased (decreased) the aggregate fair value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF91 million ($73 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at September 30, 2006 would have increased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF32 million ($25 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2006 would have decreased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF35 million ($28 million).

VTR Cross-currency and Interest Rate Exchange Contracts
      Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean Peso relative to the U.S. dollar at September 30, 2006 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP31 billion ($58 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at September 30, 2006 would have increased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP10 billion ($19 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2006 would have decreased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP10.5 billion ($20 million).

UGC Convertible Notes
      Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at September 30, 2006 would have decreased the fair value of the UGC Convertible Notes by approximately €30 million ($38 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at September 30, 2006 would have increased the fair value of the UGC Convertible Notes by approximately €39 million ($49 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at September 30, 2006 would have decreased (increased) the fair value of the

UGC Convertible Notes by approximately €3 million ($4 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A common stock and LGI Series C common stock at September 30, 2006 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €36 million ($46 million).

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. We began consolidating the financial results of Unite Holdco and its subsidiary, Karneval, effective September 30, 2006, pursuant to the requirements of FIN 46(R). Because we do not manage Unite Holdco, our disclosure controls and procedures with respect to information regarding Unite Holdco also are more limited than those for consolidated subsidiaries that we actively manage.

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
      The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2006:

					Total number of		Approximate dollar
					shares purchased as		value of shares that
					part of publicly		may yet be purchased
	Total number of		Average price paid		announced plans or		under the plans or
Period	shares purchased		per share(a)		programs		programs

							amounts in millions
July 1, 2006 through	Series A:	—	Series A:	$—	Series A:	—
July 30, 2006	Series C:	—	Series C:	$—	Series C:	—	$117.6	(b)
August 1, 2006 through	Series A:	—	Series A:	$—	Series A:	—
August 31, 2006	Series C:	—	Series C:	$—	Series C:	—	$117.6	(b)
September 1, 2006 through	Series A:	20,000,000	Series A:	$25.04	Series A:	20,000,000
September 30, 2006	Series C:	20,534,000	Series C:	$24.39	Series C:	20,534,000	$117.6	(b)
Total — July 1, 2006 through	Series A:	20,000,000	Series A:	$25.04	Series A:	20,000,000
September 30, 2006	Series C:	20,534,000	Series C:	$24.39	Series C:	20,534,000	$117.6	(b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On June 20, 2005, we announced the authorization of a $200 million stock repurchase program. Under this program, we acquired $200 million in LGI Series A common stock and LGI Series C common stock on various dates through the first quarter of 2006. On March 8, 2006, our board of directors approved a new stock repurchase program under which we may acquire an additional $250 million in LGI Series A common stock and LGI Series C common stock. Under this program, we acquired $132.4 million in LGI Series A common stock and LGI Series C common stock during the three months ended June 30, 2006. This stock repurchase program may be effected through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time.
      In May 2006, our board of directors authorized two cash self-tender offers to purchase up to 10,000,000 shares of LGI Series A common stock and up to 10,288,066 shares of LGI Series C common stock at a purchase price of $25.00 and $24.30 per share, respectively, or up to an aggregate for both tender offers of $500.0 million. These self tender offers expired on June 15, 2006. On or about June 21, 2006, LGI, through its depository agent, purchased 10,000,000 shares of its LGI Series A common stock and 10,288,066 shares of its LGI Series C common stock for an aggregate price of $500.0 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      In August 2006, our board of directors authorized two cash modified Dutch auction self-tender offers to purchase up to $500.0 million of each of LGI Series A common stock and LGI Series C common stock at ranges of $22.00 to $25.00 for Series A shares and $21.43 to $24.35 for Series C shares. These self tender offers expired on September 8, 2006. Based on the final tabulation by the depositary for the tender offers, the purchase price for the Series A tender offer was $25.00 per share and the purchase price for the Series C tender offer was $24.35 per share. On or about September 14, 2006, LGI, through its depository agent, purchased 20,000,000 shares of its LGI Series A common stock and 20,534,000 shares of its LGI Series C common stock for an aggregate price of $1,001.6 million and returned all other shares tendered but not accepted for purchase. Shares purchased pursuant to the tender offers did not reduce our previously announced stock repurchase program.
      Including our cash self-tender offers and other repurchase transactions described in note 8 to our condensed consolidated financial statements, we repurchased during the nine months ended September 30, 2006 a total of 32,698,558 shares and 40,528,748 shares of LGI Series A common stock and LGI Series C common stock, respectively, for aggregate cash consideration of $1,757.2 million. At September 30, 2006, we were authorized under the March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A common stock and LGI Series C common stock.

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, TD Bank Europe Limited and certain Additional Facility L Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 3, 2006 (File No. 000-51360))
10	Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 31, 2006 (File No. 000-51360) (“the October 8-K”))
10.2	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the October 8-K)
10.3	Form of Restricted Share Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), dated June 6, 2006 (File No. 000-51360))
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: November 8, 2006	/s/ Michael T. Fries
Michael T. Fries President and Chief Executive Officer

Dated: November 8, 2006	/s/ Charles H.R. Bracken
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2006	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, TD Bank Europe Limited and certain Additional Facility L Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 3, 2006 (File No. 000-51360))
10	Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (as amended and Restated Effective October 31, 2006) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 31, 2006 (File No. 000-51360) (“the October 8-K”))
10.2	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the October 8-K
10.3	Form of Restricted Share Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No.1) dated June 6, 2006 (File No. 000-51360))
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith