Form 10-K
period 2006-12-31
Liberty Global, Inc.
filed 2007-03-01
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-51360

Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-2197030 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.9 billion.

The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 16, 2007 was:

191,956,430 shares of Series A common stock;
7,284,384 shares of Series B common stock; and
192,147,050 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.

2006 ANNUAL REPORT ON FORM 10-K

Page

PART I
Item 1.	Business	I-1
Item 1.A	Risk Factors	I-38
Item 1.B	Unresolved Staff Comments	I-46
Item 2.	Properties	I-46
Item 3.	Legal Proceedings	I-46
Item 4.	Submission of Matters to a Vote of Security Holders	I-47

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-42
Item 8.	Financial Statements and Supplementary Data	II-46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-46
Item 9A.	Controls and Procedures	II-46
Item 9B.	Other Information	II-46

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accountant Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1
Additional Facility Accession Agreement
Additional Facility Accession Agreement
Senior Executive Performance Incentive Plan
Form of Senior Executive Performance Incentive Plan Participation Certificate
Equity Incentive Plan
Form of Letter Agreement
List of Subsidiaries
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Consent of KPMG AZSA & Co.
Consent of Sibille
Consent of Ernst & Young LTDA
Consent of KPMG LLP
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Section 1350 Certification

PART I

Item 1.	BUSINESS

General Development of Business

Liberty Global, Inc. (LGI) is an international broadband communications provider of video, voice and broadband Internet access services, with consolidated broadband operations at December 31, 2006, in 16 countries (excluding Belgium). Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding BV (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), we provide broadband communications services in 10 European countries (excluding Belgium). As described below, our broadband operations in Belgium ceased to be consolidated on December 31, 2006. LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. The broadband communications operations of UPC Holding and LG Switzerland are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 80% owned subsidiary VTR Global Com, S.A. (VTR), we provide broadband communications services in Chile. We also have (i) consolidated direct-to-home satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through our indirect wholly owned subsidiary Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division and some of our other broadband operations.

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

Unless indicated otherwise, convenience translations into U.S. dollars are calculated as of December 31, 2006 and operational data, including subscriber statistics, are as of December 31, 2006.

Recent Developments

Contributions and Acquisitions

On March 2, 2006, our subsidiary, UPC Austria GmbH, acquired all the outstanding shares of INODE Telekommunikationsdienstleistungs GmbH (INODE) for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date). INODE is one of Austria’s leading digital subscriber line (DSL) companies.

On August 9, 2006, (i) our indirect subsidiary, Liberty Global Europe NV (Liberty Global Europe), signed a total return swap agreement with each of Aldermanbury Investments Limited (AIL), an affiliate of JP Morgan, and Deutsche Bank AG, London Branch (Deutsche), to acquire Unite Holdco III BV (Unite Holdco), subject to regulatory approvals, and (ii) Unite Holdco entered into a share purchase agreement to acquire for €322.5 million, subject to closing and post-closing adjustments, all interests in Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) from ICZ Holding BV. On September 18, 2006, Unite Holdco acquired Karneval for aggregate cash consideration of €331.1 million ($420.1 million at the transaction date) before direct acquisition costs, including

€8.6 million ($10.9 million at the transaction date) of net cash and working capital adjustments. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. On December 28, 2006, following receipt of applicable regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco and (indirectly) Karneval and settled the total return swap agreements, with each of AIL and Deutsche.

On September 28, 2006, J:COM paid aggregate cash consideration of ¥55.8 billion ($472.5 million at the transaction date) before direct acquisition costs to increase its ownership interest in Cable West Inc. (Cable West) from an 8.6% non-controlling interest to an 85.0% controlling interest. On November 15, 2006, J:COM paid aggregate cash consideration of ¥7,736 million ($65.5 million at the transaction date) to increase its ownership interest in Cable West to 95.6%. Cable West is a broadband communications provider in Japan. In connection with the acquisition of Cable West, J:COM entered into new term loan agreements in September 2006. See Financings below.

On November 13, 2006, an indirect majority owned subsidiary of Chellomedia, Belgian Cable Investors, a Delaware partnership (Belgian Cable Investors), exercised call options to purchase 6,750,000 shares of Telenet Group Holding NV (Telenet) for a total purchase price of €135.0 million ($172.9 million at the transaction date) before direct acquisition costs. We acquired those shares from various members of the Mixed Intercommunales, which are entities comprised of certain Flanders municipalities and Electrabel NV. The Mixed Intercommunales and certain of our subsidiaries are members of a syndicate (the Telenet Syndicate) that controls Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. Although we obtained sufficient governance rights to allow us to exercise voting control over Telenet, we could not exercise such control until February 26, 2007, when we obtained regulatory approval.

In addition, (i) in November 2006, LGI Ventures BV (LGI Ventures), formerly Chellomedia Investments BV, a wholly owned subsidiary of Chellomedia, paid cash consideration of €22.2 million ($28.4 million at the transaction date), before direct acquisition costs, to acquire 931,138 Telenet shares and 136,464 warrants to purchase Telenet shares from certain of our co-investors in Telenet, and (ii) in December 2006, Liberty Global Europe, the indirect parent of Chellomedia, paid cash consideration of €17.2 million ($22.5 million at the transaction date), before direct acquisition costs, to acquire 800,000 Telenet shares through open market purchases.

Also in November 2006, certain entities that are majority owned by Belgian Cable Investors (the Investcos) distributed 680,062 Telenet shares and 1,159 warrants to purchase Telenet shares to certain of our co-investors in Telenet in exchange for the redemption of Investcos securities that were held by these Telenet co-investors. These shares and warrants were in turn sold by the Telenet co-investors to LGI Ventures for cash consideration of €14.0 million ($18.0 million at the transaction date) before direct acquisition costs. The warrants acquired in these transactions are each exercisable for three Telenet shares.

In addition to the foregoing, during 2006, we completed various other smaller acquisitions in the normal course of business. See note 5 to our consolidated financial statements.

Dispositions

On January 19, 2006, we sold 100% of our Norwegian broadband communications operator, UPC Norge AS, to an unrelated third party for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date).

On June 19, 2006, we sold 100% of our Swedish broadband communications operator, NBS Nordic Broadband Services AB, to a consortium of unrelated third parties for cash proceeds of Swedish krona (SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK 251 million ($34.0 million at the transaction date).

On July 19, 2006, we sold 100% of our French broadband communications operator, UPC France SA, to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date), subject to post-closing adjustments.

On December 31, 2006, we sold UPC Belgium NV/SA (UPC Belgium), which owns and operates broadband communications systems in Belgium, to Telenet for cash proceeds of €184.5 million ($243.3 million at the transaction date), after deducting cash received to settle net cash and working capital adjustments of €20.9 million ($27.6 million at the transaction date). At that date, we had a 28.8% indirect interest in Telenet based on the number of Telenet shares then outstanding. Accordingly, we continue to hold an interest in UPC Belgium after the sale.

In addition, during 2006, we completed other smaller dispositions in the normal course of business. See note 6 to our consolidated financial statements.

Financings

UPC Holding.  On May 10, 2006, UPC Broadband Holding BV (UPC Broadband Holding), a wholly owned subsidiary of UPC Holding, amended its senior secured credit facility (the UPC Broadband Holding Bank Facility) to refinance the Facility F, G and H term loans thereunder with a portion of the borrowings of new Facility J and K terms loans under the UPC Broadband Holding Bank Facility. The amounts borrowed under Facilities J and K aggregated €1,800 million and $1,775 million, with each denomination split evenly between Facilities J and K. On July 3, 2006, UPC Broadband Holding entered into an additional facility accession agreement for Facility L, an €830 million multicurrency repayable and redrawable term loan facility under the UPC Broadband Holding Bank Facility. Facility L replaces Facility A, the €500 million multicurrency revolving credit facility, that was due to mature in June 2008, and the credit agreement under which Facility A was issued has been cancelled.

As of December 31, 2006, there are four facilities under the UPC Broadband Holding Bank Facility; Facilities I, J, K and L. Facilities I and L are repayable and redrawable term loans with maximum borrowing capacity of €500 million ($659.5 million) and €830 million ($1,094.7 million), respectively. At December 31, 2006, there were no borrowings outstanding under either Facility I or L. Borrowings under Facility I are due and payable in one installment on April 1, 2010. Borrowings under Facility L are to be repaid in one installment on July 3, 2012. At December 31, 2006, the amounts outstanding under Facilities J and K aggregated €1,695 million ($2,235.6 million) and $1,775 million. Amounts outstanding under each of Facilities J and K are to be repaid in one installment on March 31, 2013 and December 31, 2013, respectively.

J:COM.  In December 2005, J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). Originally, the J:COM Credit Facility consisted of three facilities: a ¥30 billion ($251.9 million) five-year revolving credit loan (the J:COM Revolving Loan); an ¥85 billion ($713.8 million) five-year amortizing term loan (J:COM Tranche A Term Loan); and a ¥40 billion ($335.9 million) seven-year amortizing term loan (J:COM Tranche B Term Loan). As discussed below, J:COM has refinanced the J:COM Tranche B Term Loan. Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. On December 21, 2005, the proceeds of the J:COM Tranche A and Tranche B Term Loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1,100 million at the transaction date) under J:COM’s then existing credit facilities.

During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2,000 million ($18 million at the transaction date), respectively, of the J:COM Tranche B Term Loan with ¥20 billion of fixed-interest rate loans and ¥20 billion of variable-interest rate loans. These loans are each to be repaid in one installment on their respective maturity dates in 2013.

In connection with the September 2006 acquisition of Cable West, J:COM entered into (i) a ¥2,000 million variable-interest rate term loan agreement, (ii) a ¥20 billion seven-year fixed-interest rate term loan agreement, and (iii) a ¥30 billion syndicated term loan agreement. The ¥2,000 million ($17 million at the transaction date) and ¥20 billion ($169.7 million at the transaction date) term loans were fully drawn in September 2006, and ¥14 billion from the J:COM Revolving Loan was also drawn. The full amount of the ¥30 billion ($252.6 million at the transaction date) syndicated term loan was drawn on October 27, 2006, and a portion of the proceeds was used to repay the then outstanding balance of the J:COM Revolving Loan (¥14 billion or $117.9 million at the transaction date). The new term loans mature between 2011 and 2013. At December 31, 2006, ¥30 billion ($251.9 million) was available for borrowing under the J:COM Revolving Loan.

Cablecom.  On December 5, 2005, Cablecom Luxembourg S.C.A. (Cablecom Luxembourg) and Cablecom GmbH entered into a secured facilities agreement (the Cablecom Luxembourg Bank Facility) with certain banks and financial institutions as lenders. On January 20, 2006, Cablecom Luxembourg redeemed the balance of all of Cablecom Luxembourg’s senior secured floating rate notes that were not tendered prior to the expiration in December 2005 of the “change of control” offer, which Cablecom Luxembourg was required to effect in connection with our acquisition of Cablecom. The redemption price paid was 102% of the respective principal amounts of such senior secured floating rate notes, plus accrued interest through the redemption date. The redemption price was funded by borrowings of term loans under the Cablecom Luxembourg Bank Facility. The Cablecom Luxembourg Bank Facility provides for two term loan facilities with maximum aggregate borrowings of CHF 1,330 million ($1,090.3 million). Both of these term loans were fully drawn at December 31, 2006.

On October 31, 2006, Cablecom Luxembourg sold €300.0 million ($383.2 million at the transaction date) principal amount of its 8.0% Senior Notes due 2016 (the Cablecom Luxembourg New Senior Notes) pursuant to a purchase agreement dated October 26, 2006, among Cablecom Luxembourg, UPC Holding, JP Morgan Securities Ltd. and Deutsche. The net proceeds from the sale of the Cablecom Luxembourg New Senior Notes, together with available cash, has been placed into an escrow account (the Cablecom Luxembourg Defeasance Account) for the benefit of the holders of Cablecom Luxembourg’s 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes) in connection with the covenant defeasance of such Notes. This covenant defeasance eliminated substantially all of the covenants and other obligations of Cablecom Luxembourg contained in the Cablecom Luxembourg Old Fixed Rate Notes and the relevant indenture until redemption of the Cablecom Luxembourg Old Fixed Rate Notes on April 15, 2007. The cash deposited into the Cablecom Luxembourg Defeasance Account (€331.6 million or $437.4 million at December 31, 2006) is reserved for the payment of the principal, accrued interest and a call premium that will be due in connection with the April 15, 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes.

The indenture for the Cablecom Luxembourg New Senior Notes provides that, on or after April 15, 2007, Cablecom Luxembourg and UPC Holding may, at their option, effect a series of transactions (the Cablecom Fold-In) under which Cablecom, the indirect parent company of Cablecom Luxembourg, and its subsidiaries would become indirect subsidiaries of UPC Holding. In the event that the Cablecom Fold-In occurs, Cablecom Luxembourg and UPC Holding may, at their sole option, assign (or otherwise transfer) Cablecom Luxembourg’s obligations under the Cablecom Luxembourg New Senior Notes to UPC Holding, at which time the terms (other than interest, maturity and redemption provisions) of such Notes, including the covenants, will be modified to become substantially identical to the terms of the existing senior notes of UPC Holding outstanding on the issue date of the Cablecom Luxembourg New Senior Notes. Similarly, the Cablecom Luxembourg Bank Facility contains an accession mechanism under which the term loan lenders have agreed to roll their participations in the term loans into the UPC Broadband Holding Bank Facility at the election of Cablecom Luxembourg subject to certain conditions.

VTR.  On September 20, 2006, VTR replaced its then existing bank credit facility with a new senior secured credit agreement (the VTR Bank Facility) consisting of (i) a CLP 122.6 billion ($229.5 million) Chilean peso-denominated seven-year amortizing term loan (the VTR Tranche A Term Loan), (ii) a $475 million U.S. dollar-denominated eight-year term loan due in 2014 (the VTR Tranche B Term Loan), and (iii) a CLP 13.8 billion ($25.8 million) Chilean peso-denominated six and a half-year revolving loan (the VTR Tranche C Revolving Loan.)

At closing on September 20, 2006, the full $475 million of the VTR Tranche B Term Loan was drawn. Proceeds were used to (i) repay the CLP 175.5 billion ($326.7 million on the transaction date) outstanding balance of VTR’s then existing bank credit facility, (ii) repay an intercompany loan payable to one of our subsidiaries ($50.7 million principal amount outstanding on the transaction date), (iii) pay financing fees and other transaction costs, and (iv) fund an increase in cash and cash equivalents to be used for capital expenditures and other general corporate uses.

LFP LLC.  We own a 99.9% interest in Liberty Family Preferred, LLC (LFP LLC), an entity that owns 345,000 shares of the 9% Series A preferred stock of ABC Family Worldwide, Inc. (ABC Family) with an aggregate liquidation value of $345.0 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing August 2 of the years 2017 and 2022.

On March 23, 2006, LFP LLC entered into a loan and pledge agreement with Deutsche Bank AG, which allowed LFP LLC to borrow up to $345.0 million. On March 29, 2006, LFP LLC borrowed the full available amount and received net proceeds of $338.9 million ($345.0 million less prepaid interest of $6.1 million). The net proceeds received by LFP LLC were then loaned to LGI. LFP LLC has pledged all 345,000 shares of the ABC Family preferred stock as security for the borrowing, which matures on August 1, 2007. The borrowing is non-recourse to LFP LLC and LGI, except for the collateral and except for LGI’s conditional limited guarantee of any and all amounts due under the loan and pledge agreement.

Austar.  On August 3, 2006, a subsidiary of Austar United Communications Limited (Austar) entered into a new senior secured debt facility (the Austar Bank Facility) with a syndicate of local and international banks. The Austar Bank Facility is comprised of three facilities: (i) a AUD 275.0 million ($216.8 million) five-year term loan facility; (ii) a AUD 300.0 million ($236.5 million) seven-year term loan facility; and (iii) a AUD 25.0 million ($19.7 million) six-year revolving loan facility. Borrowings under the Austar Bank Facility mature between 2011 and 2013. Austar used the borrowings under the Austar Bank Facility, together with available cash, (i) to repay all amounts outstanding under its old bank facility of AUD 190.0 million ($144.4 million at the transaction date) and (ii) to fund a AUD 201.6 million ($151.7 million at the transaction date) capital distribution to Austar’s shareholders on September 20, 2006, including a AUD 107.2 million ($80.7 million at the transaction date) distribution to our company.

Chellomedia.  On December 12, 2006, Chellomedia Programming Financing Holdco B.V. (Chellomedia PFH), an indirect subsidiary of Chellomedia, consummated a senior secured credit facility (the Chellomedia Bank Facility) with certain banks and financial institutions as lenders. The Chellomedia Bank Facility provides the terms and conditions upon which the lenders have made available to Chellomedia PFH the following: (a) four term facilities: (i) a seven-year €87.4 million ($115.3 million) term loan facility, (ii) a seven-year €17.6 million ($23.2 million) term loan facility, (iii) a seven-year $74.9 million term loan facility and (iv) a seven-year $15.1 million term loan facility; (b) a seven-year €25.0 million ($33.0 million) delayed draw facility (which may be drawn through June 8, 2007); and (c) a six-year €25.0 million ($33.0 million) revolving facility (which may also be drawn in Hungarian forints). As of December 31, 2006, the four term facilities have been drawn in full and the delayed draw facility and revolving facility have no outstanding borrowings. The proceeds of the four term facilities have been applied (i) to refinance the €65.0 million ($86.0 million at the transaction date) senior secured credit facility for Plator Holding B.V. dated November 23, 2005, (ii) to repay a €43.0 ($56.7 million at the transaction date) intercompany loan, and (iii) to loan €34.7 million ($45.8 million) and $90.0 million to its parent entities.

Puerto Rico.  On March 1, 2006, our Puerto Rico subsidiary refinanced its existing bank facility with a portion of the proceeds from a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility. This new bank credit facility also provides for a $10 million seven-year revolving loan.

Stock Repurchases

During the first quarter of 2006, we purchased $121.1 million of our LGI Series A and Series C common stock pursuant to a stock repurchase program authorized in June 2005. In March 2006, our board of directors approved a new stock repurchase program under which we may acquire an additional $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Under this program, we acquired $132.1 million of our LGI Series A and Series C common stock during the second and third quarters of 2006.

On June 21, 2006, we purchased 10,000,000 shares of our LGI Series A common stock at $25.00 per share and 10,288,066 shares of our LGI Series C common stock at $24.30 per share, for an aggregate purchase price of $500.0 million before direct acquisition costs, pursuant to two self-tender offers. On September 15, 2006, we purchased 20,000,000 shares of our LGI Series A common stock at $25.00 per share and 20,534,000 shares of our

LGI Series C common stock at $24.35 per share, for an aggregate purchase price of $1.0 billion before direct acquisition costs, pursuant to two modified Dutch auction self-tender offers. On January 10, 2007, we purchased 5,084,746 shares of our LGI Series A common stock at $29.50 per share and 5,246,590 shares of our LGI Series C common stock at $28.59 per share, for an aggregate purchase price of $300.0 million before direct acquisition costs, pursuant to two modified Dutch auction self-tender offers. Shares purchased pursuant to the foregoing tender offers are not applied against our previously announced stock repurchase program.

Pursuant to the foregoing stock repurchase programs and self-tender offers, during the year ended December 31, 2006, we repurchased a total of 32,698,558 shares of LGI Series A common stock at a weighted average price of $24.79 per share and 40,528,748 shares of LGI Series C common stock at a weighted average price of $23.35 per share, for an aggregate cash purchase price of $1,756.9 million, including direct acquisition costs. As of December 31, 2006, we were authorized under the March 2006 stock repurchase program to acquire an additional $117.9 million of LGI Series A and Series C common stock.

* * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1.A Risk Factors and Item 7.A Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and broadband Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer such as our digital migration project in The Netherlands;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband Internet access services and our average revenue per household;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting processes, of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Financial Information About Operating Segments

Financial information about our reportable segments appears in note 22 to our consolidated financial statements included in Part II of this report.

Narrative Description of Business

Overview

Broadband Distribution

We offer a variety of broadband distribution services over our cable television systems, including video, broadband Internet access and telephony. Available service offerings depend on the bandwidth capacity of our systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through direct-to-home satellite, or “DTH”, or through multi-channel multipoint (microwave) distribution systems, or “MMDS”. Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic programming, premium services and pay-per-view programming, including near-video-on-demand, or “NVoD”, and video-on-demand, or “VoD”, in some markets. We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet access service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in Austria, Chile, Czech Republic, Hungary, Ireland, Japan, The Netherlands, Poland, Puerto Rico, Romania, Slovak Republic, and Switzerland, primarily over our broadband networks. In Austria, Chile, Hungary, Ireland, Japan and The Netherlands, we provide circuit switched telephony services and voice-over-Internet-protocol, or “VoIP” telephony services. Telephony services in the remaining countries are provided using VoIP technology. In select markets, we also offer mobile telephony services using third party networks.

We operate our broadband distribution businesses in Europe principally through the UPC Broadband Division of Liberty Global Europe, Inc. (LG Europe); in Japan principally through J:COM, a subsidiary of LGI/Sumisho Super Media LLC (Super Media); in The Americas principally through VTR and Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico); and in Australia principally through Austar. Each of LG Europe, Super Media, VTR, Liberty Puerto Rico and Austar is a consolidated subsidiary.

The following table presents certain operating data, as of December 31, 2006, with respect to the broadband distribution systems of our subsidiaries in Europe, Japan, The Americas and Australia. For purposes of this presentation, we refer to Puerto Rico and the countries of South America collectively as The Americas. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
December 31, 2006

		Two-way			Video					Internet		Telephone
	Homes	Homes	Customer	Total	Analog Cable	Digital Cable	DTH	MMDS	Total	Homes		Homes
	Passed(1)	Passed(2)	Relationships(3)	RGUs(4)	Subscribers(5)	Subscribers(6)	Subscribers(7)	Subscribers(8)	Video	Serviceable(9)	Subscribers(10)	Serviceable(11)	Subscribers(12)

UPC Broadband Division
The Netherlands	2,677,400	2,589,700	2,200,900	3,151,400	1,695,200	501,800	—	—	2,197,000	2,589,700	565,700	2,478,600	388,700
Switzerland(13)	1,827,100	1,283,400	1,560,600	2,224,400	1,420,600	138,500	—	—	1,559,100	1,432,200	411,900	1,432,200	253,400
Austria	978,200	974,900	698,300	1,076,500	455,700	49,200	—	—	504,900	974,900	398,400	941,000	173,200
Ireland	858,300	307,700	599,300	650,900	278,800	198,600	—	117,800	595,200	307,700	55,300	91,800	400

Total Western Europe	6,341,000	5,155,700	5,059,100	7,103,200	3,850,300	888,100	—	117,800	4,856,200	5,304,500	1,431,300	4,943,600	815,700

Hungary	1,125,100	1,049,100	1,019,000	1,254,800	735,900	—	170,900	—	906,800	1,049,100	209,000	1,032,000	139,000
Romania	1,988,900	1,316,600	1,419,400	1,594,600	1,362,300	6,600	50,300	—	1,419,200	1,191,300	119,000	1,135,400	56,400
Poland	1,940,800	1,304,600	1,058,900	1,275,500	1,005,600	—	—	—	1,005,600	1,304,600	206,300	1,259,400	63,600
Czech Republic	1,258,000	964,700	744,500	902,900	529,300	27,300	134,500	—	691,100	964,700	186,400	961,800	25,400
Slovak Republic	441,700	260,200	304,900	334,900	264,000	—	19,600	18,600	302,200	243,100	32,400	165,600	300
Slovenia	133,200	89,400	113,200	137,200	113,200	—	—	—	113,200	89,400	24,000	—	—

Total Central and Eastern Europe	6,887,700	4,984,600	4,659,900	5,499,900	4,010,300	33,900	375,300	18,600	4,438,100	4,842,200	777,100	4,554,200	284,700

Total UPC Broadband Division	13,228,700	10,140,300	9,719,000	12,603,100	7,860,600	922,000	375,300	136,400	9,294,300	10,146,700	2,208,400	9,497,800	1,100,400

J:COM (Japan)	9,206,100	9,206,100	2,512,200	4,338,000	1,020,400	1,088,900	—	—	2,109,300	9,206,100	1,108,800	9,166,400	1,119,900

The Americas:
VTR (Chile)	2,343,700	1,499,900	940,700	1,684,400	697,200	106,300	—	—	803,500	1,499,900	413,800	1,465,100	467,100
Puerto Rico	334,100	334,100	126,300	173,400	—	108,300	—	—	108,300	334,100	46,900	334,100	18,200
Brazil & Peru	83,100	65,800	28,500	31,900	11,100	—	—	15,000	26,100	65,800	5,800	—	—

Total The Americas	2,760,900	1,899,800	1,095,500	1,889,700	708,300	214,600	—	15,000	937,900	1,899,800	466,500	1,799,200	485,300

Austar (Australia)	2,441,700	—	516,500	601,400	—	8,800	592,400	—	601,200	30,400	200	—	—

Grand Total	27,637,400	21,246,200	13,843,200	19,432,200	9,589,300	2,234,300	967,700	151,400	12,942,700	21,283,000	3,783,900	20,463,400	2,705,600

(1)	Homes Passed are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve as Homes Passed. With respect to MMDS, one Home Passed is equal to one MMDS subscriber. Due to the fact that we do not own the partner networks (defined below) used by Cablecom in Switzerland, or the unbundled loop and shared access network used by INODE in Austria, we do not report homes passed for Cablecom’s partner networks or for INODE. See note 13 below.

(2)	Two-way Homes Passed are Homes Passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and Internet services and, in some cases, telephone services. Due to the fact that we do not own the partner networks used by Cablecom in Switzerland or the unbundled loop and shared access network used by INODE in Austria, we do not report two-way homes passed for Cablecom’s partner networks or for INODE.

(3)	Customer Relationships are the number of customers who receive at least one level of service without regard to which service(s) they subscribe. We exclude mobile customers from customer relationships.

(4)	Revenue Generating Unit (RGU) is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephone Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephone service and broadband Internet access service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephone Subscribers. In some cases, non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers choose to disconnect after their free service period.

(5)	Analog Cable Subscriber is comprised of analog cable customers that are counted on a per connection or equivalent billing unit (EBU) basis. In Europe we have approximately 748,400 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels.

(6)	Digital Cable Subscriber is a customer with one or more digital converter boxes that receives our digital video service. We count a subscriber with one or more digital converter boxes that receives our digital video service as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. Subscribers to digital video services provided by Cablecom over partner networks receive analog video services from the partner networks as opposed to Cablecom. As we migrate customers from analog to digital video services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. In The Netherlands where our digital migration project is underway, a subscriber is moved from the Analog Cable Subscriber count to the Digital Cable Subscriber count when such subscriber accepts delivery of our digital converter box and agrees to accept digital video service regardless of when the subscriber begins to receive our digital video service. Through December 31, 2006, the digital video service and the digital converter box were provided at the analog rate for six months after which the subscriber had the option to discontinue the digital service or pay an additional amount to continue to receive the digital service. Effective January 1, 2007, this promotional period was reduced from six months to three months. An estimated 10% to 15% of The Netherlands Digital Cable Subscribers at December 31, 2006 have accepted but not installed their digital converter boxes.

(7)	DTH Subscriber is a home or commercial unit that receives our video programming broadcast directly to the home via a geosynchronous satellite.

(8)	MMDS Subscriber is a home or commercial unit that receives our video programming via a multi-channel multipoint (microwave) distribution system.

(9)	Internet Homes Serviceable are homes that can be connected to our broadband networks, or a partner network with which we have a service agreement, where customers can request and receive broadband Internet access services. With respect to INODE, we do not report Internet homes serviceable as INODE’s service is not delivered over our network but instead is delivered over an unbundled loop, or in certain cases, over a shared access network.

(10)	Internet Subscriber is a home or commercial unit or EBU with one or more cable modem connections to our broadband networks, or that we service through a partner network, where a customer has requested and is receiving broadband Internet access services. At December 31, 2006, our Internet Subscribers in Austria included 89,200 residential digital subscriber lines or DSL subscribers of INODE that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services via resale arrangements or from dial-up connections.

(11)	Telephone Homes Serviceable are homes that can be connected to our networks, or a partner network with which we have a service agreement, where customers can request and receive voice services. With respect to INODE, we do not report telephone homes serviceable as service is delivered over an unbundled loop rather than our network.

(12)	Telephone Subscriber is a home or commercial unit or EBU connected to our networks, or that we service through a partner network, where a customer has requested and is receiving voice services. Telephone Subscribers as of December 31, 2006, exclude an aggregate of 149,100 mobile telephone subscribers in The Netherlands and Australia. Also, our Telephone Subscribers do not include customers that receive services via resale arrangements. At December 31, 2006, our Telephone Subscribers in Austria included 22,600 residential subscribers of INODE.

(13)	Pursuant to service agreements, Cablecom offers digital video, broadband Internet access and telephony services over networks owned by third party cable operators or “partner networks”. A partner network RGU is only recognized if Cablecom has a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by Cablecom’s service agreements. Internet and Telephone Homes Serviceable and Customer Relationships with respect to partner networks have been estimated by Cablecom. These estimates may change in future periods as more accurate information becomes available. Cablecom’s partner network information generally is presented one quarter in arrears such that information included in our December 31, 2006 subscriber table is based on September 30, 2006 data. In our December 31, 2006 subscriber table, Cablecom’s partner networks account for 46,000 Customer Relationships, 74,800 RGUs, 20,100 Digital Cable Subscribers, 148,800 Internet and Telephone Homes Serviceable, 35,000 Internet Subscribers, and 19,700 Telephone Subscribers. In addition, partner networks account for 490,000 digital video homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2006 subscriber table.

Additional General Notes to Tables:

With respect to Chile, Japan and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, broadband Internet or telephony services are counted on an EBU basis. With respect to commercial establishments, such as bars, hotels and hospitals, to which we provide video and other services primarily for the patrons of such establishments, the subscriber count is generally calculated on an EBU basis by our subsidiaries. EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. On a business-to-business basis, certain of our subsidiaries provide data, telephony and other services to businesses, primarily in The Netherlands, Switzerland, Austria, Ireland and Romania. We generally do not count customers of these services as subscribers, customers or RGUs.

While we take appropriate steps to ensure that subscriber statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience, and (v) other factors adds complexity to the subscriber counting process. We periodically review our subscriber counting policies and underlying systems to improve the accuracy and consistency of the data reported. Accordingly, we may from time to time make appropriate adjustments to our subscriber statistics based on those reviews.

Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenue from per subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or third party contractors. We operate our programming businesses in Europe principally through our subsidiary Chellomedia; in Japan principally through our affiliate Jupiter TV Co., Ltd. (Jupiter TV); in the Americas principally through our subsidiary Pramer S.C.A. and a joint venture interest in MGM Networks Latin America, LLC; and in Australia principally through our joint venture interest in XYZ Networks Pty Ltd. (XYZ Networks).

Operations

Europe — LG Europe

Our European operations are conducted through our wholly owned subsidiary, LG Europe, which provides services in 10 countries in Europe (excluding Belgium). LG Europe’s operations are currently organized into two principal divisions: UPC Broadband and Chellomedia. Through its UPC Broadband Division, LG Europe provides video, broadband Internet access, telephony and mobile services over its networks and operates the largest cable network in each of Austria, Czech Republic, Hungary, Ireland, Poland, Romania, Slovak Republic, Slovenia and Switzerland, in each case in terms of number of video subscribers. LG Europe’s broadband Internet access service is provided over the UPC Broadband Division network infrastructure generally under the brand name “chello”. Depending on the capacity of the particular network, LG Europe may provide up to nine tiers of broadband Internet access. For information concerning the Chellomedia Division, see “Chellomedia and Other” below.

Provided below is country-specific information with respect to the broadband distribution services of our UPC Broadband Division:

The Netherlands

The subscribers in UPC Broadband Division’s operations in The Netherlands, which we refer to as UPC Netherlands, are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Its cable networks are 97% upgraded to two-way capability, and almost all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. Thirty-five percent of video cable households in The Netherlands receive video cable service from UPC Netherlands. For its analog customers, UPC Netherlands offers 25 to 40 video channels, depending on a customer’s location, and 39 radio channels. The type of programming available to analog customers varies between locations.

In October 2005, UPC Netherlands initiated a program to migrate over time its analog video cable customers to digital video service, which we refer to as the “digital-for-all” or “D4A” program. Ninety-one percent of UPC Netherlands’ homes passed are capable of receiving digital cable service. In the D4A program, UPC Netherlands provides the customer with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. In 2007, UPC Netherlands will continue the D4A program; however, the promotional pricing period will be reduced from six months to three months and a more targeted approach to distributing the digital interactive box to subscribers will be implemented. As a result, the pace of the D4A program will be more gradual than when it was initially implemented.

At the end of the promotional pricing period, the customer has the option to discontinue the digital service or to pay an additional amount, on top of the standard analog rate, to continue the digital service. As of December 31, 2006, the promotional pricing period had elapsed for over 50% of UPC Netherlands’ digital video subscribers. Although we have had limited experience monitoring the disconnect patterns of this group of digital video subscribers, we are not seeing significant increases in subscriber disconnects in the initial weeks and months following the date that the promotional pricing period elapses. Due to the relatively short time frame that these digital video subscribers have been retained beyond the promotional pricing period, these results are not, however, necessarily an accurate indication of future subscriber retention rates.

The digital entry level service currently includes over 40 video channels and over 70 radio channels, an electronic program guide, interactive services and the functionality for NVoD service. For an additional incremental monthly charge, the digital subscriber may upgrade to a digital basic tier subscription which includes all the channels and features of the digital entry level service, plus an extra channel package of approximately 50 general entertainment, sports, movies, music and ethnic channels. Digital video customers may also subscribe to premium channels, such as Film 1 and Sport 1 NL, alone or in combination, for additional monthly charges. The NVoD service may be used for a separate fee for each movie or event ordered. UPC Netherlands expects to make true VoD services available to its digital video customers in 2007. Currently, a customer also has the option to upgrade the digital box to one with personal video recorder, or “PVR”, functionality for an incremental monthly charge and UPC Netherlands expects to make high definition, or “HD”, boxes available in 2007. A minimum subscription period of one year is required for customers upgrading to PVR or HD boxes or subscribing to premium channels.

UPC Netherlands offers six tiers of chello branded broadband Internet access service with download speeds ranging from 384 Kbps to 20 Mbps. Multi-feature telephony services are also available from UPC Netherlands to 93% of its homes passed. At December 31, 2006, 93% of two-way homes in UPC Netherlands’ service area were VoIP ready for service. Of UPC Netherlands’ customers (excluding mobile customers), 16% subscribe to two services (double-play customers) and 13% subscribe to three services (triple-play customers) offered by UPC Netherlands (video, broadband Internet and telephony).

UPC Netherlands offers a self-install option for its digital cable services and its broadband Internet access services, allowing subscribers to install the technology themselves and save money on the installation fee. Almost all of its new digital and broadband Internet subscribers have chosen to self-install their new service.

UPC Netherlands offers mobile service to all consumers in The Netherlands. The product is a pre-paid mobile offering. UPC Netherlands is operating as a mobile virtual network operator reselling leased network capacity. In addition, through Priority Telecom BV (Priority Telecom), UPC Netherlands offers a range of voice, broadband Internet access, private data networks and customized network services to business customers primarily in its core metropolitan networks.

Switzerland

UPC Broadband Division’s operations in Switzerland are operated by Cablecom. Cablecom provides video cable service to 55% of Swiss cable television households. Its cable networks are 70% upgraded to two-way capability and 70% of its cable homes passed are served by a network with a bandwidth of at least 606 MHz.

For 65% of its analog subscribers, Cablecom maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises. Seventy-four percent of Cablecom’s homes passed are capable of receiving digital cable service. Cablecom offers its digital cable subscribers a digital entry package consisting of 50 video channels and 30 radio channels and a range of additional pay television programming in a variety of foreign language program packages. The third television product is NVoD services, which is available to all of Cablecom’s digital cable customers. In 2006, Cablecom introduced a digital television recorder (DVR), enabling users to create a personalized television experience. Cablecom’s digital cable service is sold directly to the end user as an add-on to its analog cable services.

Cablecom offers nine tiers of broadband Internet access service with download speeds ranging from 300 Kbps to six Mbps. In January 2007, Cablecom launched a broadband Internet access product with a download speed of 10

Mbps. In addition, Cablecom continues to offer dial-up Internet services on a limited basis. Of Cablecom’s homes passed, 70% are capable of receiving Cablecom’s Internet services.

Telephony services are available from Cablecom to 70% of its homes passed. Cablecom was the first to offer a flat rate telephone plan in Switzerland, known as “Unlimited24”. In addition, Cablecom offers digital telephony services through VoIP.

Cablecom offers advanced data services to the Swiss business market. Cablecom provides broadband Internet access, multi-site data connectivity, virtual private network, security, messaging and hosting and other value added services to business customers on a retail basis. The acquisition of Unified Business Solutions in May 2005 provided Cablecom with a suite of converged voice and data products and an established customer base.

Cablecom provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks. Cablecom also offers digital television, broadband Internet and fixed line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with Cablecom. Cablecom has the direct customer billing relations with the subscribers who take these services on the partner networks. By permitting Cablecom to offer some or all of its digital television, broadband Internet and fixed line telephony products directly to those partner network subscribers, Cablecom’s service operating contracts have expanded the addressable markets for Cablecom’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, Cablecom pays to the partner network a share of the revenue generated from those subscribers.

At the end of 2005, Cablecom launched a pre-paid mobile telephony service, followed by the launch, at the beginning of 2006, of a post-paid offering. Therefore, Cablecom is the first telecommunications provider in Switzerland to offer television, Internet, fixed line telephony and mobile telephony — also known as “quadruple-play” — from a single provider. Of its customers (excluding mobile customers), 15% are double-play customers and 14% are triple-play customers.

Austria

UPC Broadband Division’s operations in Austria (excluding the Austrian portion of Cablecom’s network), which we refer to as UPC Austria, are located in regional clusters encompassing the capital city of Vienna, two other regional capitals and two smaller cities. Each of the cities in which UPC Austria operates owns, directly or indirectly, 5% of the local operating company of UPC Austria. UPC Austria’s cable network is almost entirely upgraded to two-way capability and 97% of its cable homes passed are served by a network with a bandwidth of at least 860 MHz.

UPC Austria provides a single offering to its analog cable subscribers that consists of 38 channels, mostly in the German language. UPC Austria’s digital platform offers more than 100 basic and premium television channels, plus NVoD, interactive services, television-based e-mail and an electronic program guide. UPC Austria’s premium content includes first run movies and specific ethnic offerings, including Serb and Turkish channels.

UPC Austria offers five tiers of chello branded broadband Internet access service with download speeds ranging from 600 Kbps to 16 Mbps and a student package. UPC Austria’s broadband Internet access is available in all of the cities in its operating area.

Multi-feature telephony services are available from UPC Austria to 96% of its homes passed. UPC Austria offers basic dial tone service as well as value-added services. UPC Austria also offers a bundle of fixed line and mobile telephony in a co-branding arrangement with the telephony operator One GmbH. In March 2006, UPC Austria began offering its telephony services through VoIP. Of UPC Austria’s customers (excluding mobile customers), 32% are double-play customers and 11% are triple-play customers.

UPC Austria, through INODE and Priority Telecom, offers a range of voice, data, lease line and asymmetric digital subscriber lines, or “ADSL”, services to business customers throughout Austria with a primary focus on cities, including Vienna, Graz, Klagenfurt, Villach, St. Polten, Dombirn, Leibnitz, Leoben, Salzburg, Linz and Insbruck.

Ireland

UPC Broadband Division’s operations in Ireland, which we refer to as UPC Ireland, include the networks of NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (collectively, NTL Ireland) and the networks of Chorus Communications Ltd (Chorus). UPC Ireland is Ireland’s largest video cable service provider, based on customers served. Its operations are located in five regional clusters, including the cities of Dublin and Cork. UPC Ireland’s cable network is 36% upgraded to two-way capability, and 36% of its cable homes passed are served by a network with a bandwidth of at least 550 MHz. UPC Ireland makes digital services available to 79% of its homes passed, including its MMDS customers. The UPC Ireland MMDS customers on the NTL Ireland networks receive digital service and the UPC Ireland MMDS customers on the Chorus networks can receive either analog or digital services.

UPC Ireland offers an analog cable package with up to 24 channels and a digital cable package with up to 140 channels. For the MMDS customers on the NTL Ireland networks, UPC Ireland offers a basic package of 19 digital channels. For the MMDS customers on the Chorus networks, UPC Ireland offers an analog cable package of up to 19 channels and a digital cable package of up to 66 channels. The program offerings for each type of service include domestic, foreign, sport and premium movie channels. In addition, digital customers can receive event channels such as seasonal sport and real life entertainment events. UPC Ireland also distributes up to seven Irish channels. To complement its digital offering, UPC Ireland also offers its digital subscribers 16 channels of premium service. In 2007, UPC Ireland plans to migrate to its digital cable service those of its analog cable customers who subscribe to premium services.

UPC Ireland offers four tiers of chello branded broadband Internet access service with download speeds ranging from one Mbps to six Mbps. UPC Ireland offers VoIP multi-feature telephony services to 11% of its homes passed. It offers basic dial tone service as well as value-added services. Of UPC Ireland’s customers, 9% are double-play customers.

Hungary

The cable networks of UPC Broadband Division’s operations in Hungary, which we refer to as UPC Hungary, are 93% upgraded to two-way capability, and 61% of its cable homes passed are served by a network with a bandwidth of at least 750 MHz. UPC Hungary offers up to three tiers of analog cable programming services (between six and 54 channels) and three premium channels, depending on the technical capability of the network. Seven percent of the video cable subscribers receive lifeline service only. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consist of proprietary and third party channels.

UPC Hungary offers four tiers of chello branded broadband Internet access service with download speeds ranging from 512 Kbps to 6 Mbps. UPC Hungary provides these broadband Internet services to 193,300 subscribers in 22 cities, including Budapest. It also had 15,700 ADSL subscribers at December 31, 2006, on its twisted copper pair network located in the southeast part of Pest County.

UPC Hungary offers traditional circuit switched telephony services over a twisted copper pair network in the southeast part of Pest County. UPC Hungary offers VoIP telephony services over its cable network in Budapest. Of UPC Hungary’s customers, 12% are double-play customers and 5% are triple-play customers.

Other Central and Eastern Europe

UPC Broadband Division also operates networks in Czech Republic (UPC Czech), Poland (UPC Poland), Romania (UPC Romania), Slovak Republic (UPC Slovakia), and Slovenia (UPC Slovenia). In each of these operations, over 50% of the cable networks are upgraded to two-way capability, and over 50% of homes passed are served by a network with a bandwidth of at least 860 MHz.

•	Czech Republic. UPC Czech’s operations include Karneval and are located in more than 100 cities and towns in the Czech Republic, including Pilsen, Prague, Brno, Ostrava and Northern Bohemia. UPC Czech offers two tiers of analog cable programming services with up to 40 channels, and two premium channels in the network operated by Karneval and four premium channels in the rest of the UPC Czech network.

Karneval also offers its subscribers digital programming services with 41 channels consisting of three core services and nine tiers, including six premium services. Of Karneval’s video cable subscribers, 39% subscribe to the lifeline analog service only and of the remaining UPC Czech video cable subscribers, 54% subscribe to the lifeline analog service only. UPC Czech (excluding Karneval) offers seven tiers of chello branded broadband Internet access service with download speeds ranging from 512 Kbps to 12 Mbps, and Karneval offers five tiers of broadband Internet access with download speeds ranging from one Mbps to seven Mbps. In September 2006, Karneval also launched VoIP multi-feature telephony services. Of UPC Czech’s customers, 17% are double-play customers and 2% are triple-play customers.

•	Poland. UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including Warsaw and Katowice. UPC Poland offers analog cable subscribers three packages of cable television service. Its lowest tier, the broadcast package, includes four to 12 channels and the intermediate package includes 12 to 29 channels. Thirty-five percent of UPC Poland’s video cable subscribers receive lifeline analog cable service only. For the higher tier, the full package includes the broadcast package, plus up to 63 additional channels with such themes as sports, children, science/educational, news, film and music. For an additional monthly charge, UPC Poland offers two premium television services, the HBO Poland package and Canal+ Multiplex, and a Polish-language premium package of three movie, sport and general entertainment channels. UPC Poland offers five tiers of chello branded broadband Internet access service in portions of its network with download speeds ranging from 512 Kbps to 12 Mbps. UPC Poland makes VoIP multi-feature telephony services available to 65% of its homes passed. UPC Poland offers basic dial tone service as well as value-added services. Of UPC Poland’s customers, 10% are double-play customers and 5% are triple-play customers.

•	Romania. UPC Romania’s operations are located in nine of the 12 largest cities in Romania, including Bucharest, Timisoara, Cluj and Conotanta. UPC Romania offers analog cable service with 32 to 44 channels in all of its cities, which include Romanian terrestrial broadcast channels, European satellite programming and regional local programming. In the main cities, it also offers four extra basic packages of five to 12 channels each and Premium Pay TV (HBO Romania, Telesport and Adult). UPC Romania offers three tiers of broadband Internet access service branded UPC and Astral Online, with download speeds ranging from 512 Kbps to 1.5 Mbps, and has rolled out VoIP multi-feature telephony services to 57% of its homes passed in the aggregate. UPC Romania offers basic dial tone service as well as value-added services. In addition, UPC Romania, through Astral Telecom SA, offers a wide range of voice, leased line and broadband data products to its large business customers and its small office at home, or “SOHO”, customers. Of UPC Romania’s customers, 5% are double-play customers and 4% are triple-play customers.

•	Slovak Republic. UPC Slovakia offers analog cable service in 30 cities and towns in the Slovak Republic, including the four largest cities of Bratislava, Kosice, Banska Bystrica and Zilina. UPC Slovakia offers two tiers of analog cable service and three premium services. Its lower tier, the lifeline package, includes four to eight channels. Almost 25% of UPC Slovakia’s video cable subscribers subscribe to the lifeline analog service only. UPC Slovakia’s most popular tier, the basic package, includes 12 to 42 channels that generally offer all Slovak Republic terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, UPC Slovakia offers three premium services — HBO Slovakia package, the channel Private Gold and the UPC Komfort package consisting of six thematic third-party channels. In Bratislava, UPC Slovakia offers five tiers of chello branded broadband Internet access service with download speeds ranging from one Mbps to 10 Mbps. Of UPC Slovakia’s customers, 10% are double-play customers.

•	Slovenia. UPC Slovenia systems mainly serve Ljubljana, the capital city. UPC Slovenia’s most popular tier, the analog basic package, includes on average 60 video and 30 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, UPC Slovenia offers one premium movie service. UPC Slovenia offers six tiers of broadband Internet access service with download speeds ranging from 128 Kbps to 24 Mbps. Of UPC Slovenia’s customers, 21% are double-play customers.

•	UPC Direct. Our DTH satellite business, known as UPC Direct, provides DTH services to customers in UPC Czech, UPC Hungary and UPC Slovakia. Depending on location, subscribers receive 40 to 45 channels at the entry level service. For an additional monthly charge, a subscriber may upgrade to a basic tier package, plus various premium package options for specialty channels. UPC Direct provides DTH services to 19% of UPC Czech’s total video subscribers, 19% of UPC Hungary’s total video subscribers and 6% of UPC Slovakia’s total video subscribers. Through another subsidiary, UPC Broadband Division also provides DTH services to 4% of UPC Romania’s total video subscribers.

Chellomedia and Other

LG Europe’s Chellomedia Division provides interactive digital products and services, produces and markets thematic channels, operates a digital media center and manages our investments in various businesses in Europe. Below is a description of the operations of our Chellomedia Division:

•	Interactive Services. Chellomedia’s Interactive Services group develops and delivers Internet and interactive television based entertainment and related technology services. On the Internet, this group publishes web portals for UPC Broadband Division and other broadband subscribers in UPC Broadband Division’s territories. This involves aggregating content, including video entertainment, and commercializing these services through advertising and on subscriptions or transactions. Interactive television services are also closely integrated with UPC Broadband Division’s digital television products and include the provision and commercialization of entertainment oriented applications and other services to programmers, advertisers and other parties. Activities in interactive television include the aggregation and publishing of interactive entertainment services on UPC Broadband Division’s digital television products, the delivery of interactive advertising capabilities and the provision of software applications such as electronic program guides.

•	Programming. Chellomedia’s programming operations include the following:

Chellomedia On Demand (Transactional Television). Chellomedia On Demand aggregates NVoD entertainment content into transactional television offers for UPC Broadband Division and other distributors throughout Europe. The main product category for NVoD services is feature movies. As of February 28, 2007, NVoD services are offered through UPC Broadband Division in The Netherlands, Austria and Switzerland and through non-affiliates in Norway and, until March 31, 2007, in Sweden. Chellomedia On Demand is developing VoD entertainment content for transactional television to be offered later in 2007 to UPC Netherlands’ customers. VoD services will include movies, international and local drama, documentaries and children’s entertainment.

Global Thematics. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels. These channels target the following genres: extreme sports and lifestyles (Extreme), horror films (Horror), real life stories (RealityTV), women’s information and entertainment (Club and Romantica), art house basic movies (Europa Europa), science fiction and fantasy (Fantasy), and prime time movies (Thriller). In addition, Chellomedia has a channel representation business, which represents both wholly owned and third party channels across Europe.

Chellomedia Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in The Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football oriented. These exclusive pay television rights expire at various dates through 2009. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014.

The channels originate from Chellomedia’s digital media center, or “DMC”, located in Amsterdam. The DMC is a technologically advanced production facility that services UPC Broadband Division and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects and then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms.

Chellomedia Iberia. Through its subsidiaries IPS C.V. and Multicanal S.L. (collectively IPS), Chellomedia owns and manages a suite of seven thematic channels carried on most major pay television platforms in Spain and Portugal. IPS has five wholly owned thematic channels (Canal Hollywood, Odisea, Sol Musica, Canal Panda and Canal Cocina) and two joint venture channels with A&E Television Networks (Canal de Historia and The Biography Channel).

Chellomedia Central & Eastern Europe. Chellomedia has a controlling 80% interest in a joint venture with an unrelated third party that owns and manages a sports channel (Sport 1 CEE). Sport 1 CEE is distributed through UPC Direct to UPC Broadband Division’s operations in Hungary, Czech Republic, Slovak Republic and Romania and to other broadband operators. The programming for Sport 1 CEE varies by country, but is predominately football-oriented. In addition, Chellomedia owns and operates Sport 2, a multiplex channel, which is distributed in Hungary.

•	Investments. Chellomedia is an investor in equity ventures for the development of country-specific Pan European programming, including The MGM Channel Central Europe, Xtra Music, Fox Kids Poland, Minimax (Central European children’s channel) and Donatus (Dutch weather channel). Chellomedia also owns or manages LG Europe’s minority interests in other European businesses. These include a 50% interest in Melita Cable PLC, the only cable television and broadband network in Malta; a 25% interest in Telewizyjna Korporacja Partycypacyjna S.A., a DTH platform in Poland; and our investment in Telenet described below.

Telenet Ownership. Telenet is the largest provider of broadband cable services in Belgium in terms of the number of subscribers. At December 31, 2006, we indirectly owned 29,092,474 or 28.8% of Telenet’s then outstanding ordinary shares, including 10,134,118 shares that were held by our indirect wholly owned subsidiaries, and 18,958,356 shares that were held through Belgian Cable Investors. The shares held by Belgian Cable Investors at December 31, 2006 include 6,750,000 shares that are held directly by Belgian Cable Investors and 12,208,356 shares that are held by the Investcos. The Investcos hold in the aggregate 12.1% of the Telenet common stock, all of which is attributable to Belgian Cable Investors.

Belgian Cable Holdings, a Delaware partnership and an indirect wholly owned subsidiary of LGI Ventures, owns a majority common equity interest and a 100% preferred interest in Belgian Cable Investors. Belgian Cable Holdings provided 100% of the funding for Belgian Cable Investors’ exercise of its call options to acquire 6,750,000 Telenet shares on November 13, 2006, as described above. In connection with this funding, the interest in Belgian Cable Investors of Cable Partners Belgium LLC (Cable Partners Belgium), an unrelated third party and a minority investor in Belgian Cable Investors, was diluted effective January 9, 2007, from 21.6% to 10.5%. As a result, Belgian Cable Holdings holds 89.5% of the common equity interests and 100% of the preferred interests in Belgian Cable Investors.

Belgian Cable Investors also holds certain call options, expiring in 2007 and 2009 (subject to earlier expiration in certain circumstances), to acquire an additional 18,668,826 shares in Telenet from existing shareholders at a price of €25.0 ($32.97) per share.

LGI Ventures also holds certain warrants that are exercisable at a price of €13.33 ($17.58) per share for 412,869 Telenet shares and the Investcos hold certain warrants that are attributable to Belgian Cable Investors and are exercisable at the same price per share for 79,251 Telenet shares. These warrants expire on August 9, 2009.

Cable Partners Belgium has the right to require Belgian Cable Holdings to purchase all of its interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Belgian Cable Holdings has the corresponding right to require Cable Partners Belgium to sell all of its interest in Belgian Cable Investors to Belgian Cable Holdings for the appraised fair value during the first 30 days of every six-month period beginning in December 2009.

Telenet Shareholder Agreements. The shareholders agreement governing the Investcos contains both rights of first refusal in favor of Belgian Cable Investors and rights of first sale to which Belgian Cable Investors is subject in respect of a total of 1,475,960 warrants held by or attributed to other Investco shareholders that are convertible at a price of €13.33 ($17.58) per share into a total of 4,427,880 Telenet ordinary shares.

Under the agreement between the Telenet Syndicate shareholders (the Syndicate Agreement) we have the right (which we could not exercise until we obtained competition clearance from the European Commission on February 26, 2007) to nominate nine of the 17 members of the Telenet Board and the other Telenet Syndicate shareholders are obligated to vote for such nominees at the relevant Telenet shareholders meeting.

Under the Syndicate Agreement and the Telenet Articles of Association, certain Telenet Board decisions must receive the affirmative vote of varying majorities of the directors nominated by the other Telenet Syndicate shareholders in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at December 31, 2006, these special voting requirements currently apply only to certain minority-protective decisions including affiliate transactions, incurrence of debt in excess of that required to fund Telenet’s business plan and dispositions of assets representing more than 20% of Telenet’s fair market value.

Under the Syndicate Agreement, the subsidiaries through which we hold our interests in Telenet have rights of first offer in respect of market sales and offerings of Telenet shares by other Telenet Syndicate shareholders, subject to certain limited exceptions. All Telenet Syndicate shareholders, including the Investcos and LGI Ventures, are subject to mutual rights of first offer in respect of transfers to third parties of Telenet shares that are not effected through market sales or through a public or private offering and any transfer of certain warrants that are convertible into Telenet shares upon exercise.

Telenet Operations. Telenet offers video cable, broadband Internet and fixed and mobile telephony service in Belgium, primarily to residential customers in the cities of Flanders and Brussels. Telenet also offers a range of voice, data and Internet services to business customers throughout Belgium under the brand Telenet Solutions. As of December 31, 2006, Telenet reported 2.8 million RGUs, including 1.6 million cable television RGUs (including 226,000 interactive digital cable RGUs), 729,000 broadband Internet RGUs and 455,000 telephony RGUs (excluding mobile). Of Telenet’s subscribers, 21% are double-play customers and 15% are triple-play customers. UPC Belgium, which Telenet acquired on December 31, 2006, has an additional 137,300 cable RGUs and 41,900 broadband Internet RGUs.

Asia/Pacific

We have operations in Japan and Australia. Our Japanese operations are conducted primarily through Super Media and its subsidiary J:COM, and through Jupiter TV. As of December 31, 2006, we owned a 58.7% controlling interest in Super Media, Super Media owned a 62.5% controlling ownership interest in J:COM, and we owned a 50% ownership interest in our affiliate Jupiter TV. Our Australia operations are conducted primarily through Austar in which we owned a 53.4% controlling ownership interest at December 31, 2006.

Jupiter Telecommunications Co., Ltd.

J:COM is a leading broadband provider of bundled entertainment, data and communication services in Japan. As of December 31, 2006, J:COM is the largest multiple-system operator, or “MSO”, in Japan, as measured by the total number of homes passed and customers. J:COM operates its broadband networks through 24 managed local cable companies, which J:COM refers to as its managed franchises, 23 of which were consolidated subsidiaries as of December 31, 2006. J:COM owns a 45% equity interest in its one unconsolidated managed franchise. As described below, J:COM’s services include video, broadband Internet and telephony. Of its customers (excluding mobile customers), approximately 28% are double-play customers and approximately 22% are triple-play customers.

Twenty-three of J:COM’s managed franchises are clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka and Kobe) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J:COM owns and manages a local franchise in the Sapporo area of Japan that is not part of a cluster.

Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources, and a distribution network composed of a combination of fiber-optic and coaxial cable, which transmits signals between the headend facility and the customer locations. Almost all of J:COM’s cable networks are upgraded to two-way capability, with all of its cable homes passed served by a system with a bandwidth of 750 or 770 MHz. J:COM provides its managed franchises with experienced personnel, operating and administrative services, sales and marketing, training, programming and equipment procurement assistance and other management services. J:COM’s managed franchises use J:COM’s centralized customer management system to support sales, customer and technical services, customer call centers and billing and collection services.

J:COM offers analog and digital cable services in all of its managed franchises. J:COM analog television service consists of approximately 46 channels of cable programming and analog terrestrial broadcasting and broadcast satellite channels, not including premium services. A typical channel line-up includes popular channels in the Japanese market such as Movie Plus, a top foreign movie channel, the Jupiter Shop Channel, a home-shopping network, J Sports 1, J Sports 2 and Sports ESPN, three popular sports channels, the Discovery Channel, the Golf Network, the Disney Channel and Animal Planet, in addition to retransmission of analog terrestrial and satellite television broadcasts. At December 31, 2006, J:COM’s digital television service includes approximately 62 channels of cable programming, digital terrestrial broadcasting, and broadcast satellite channels, not including audio and data channels and premium services. The channel line-up for the digital service includes 18 HD channels. J:COM provides its digital cable subscribers VoD and, pay-per-view functionality, allowing those subscribers, generally for an additional fee, to receive programming that is not available to J:COM’s analog cable subscribers. In April 2006, J:COM introduced to its digital television customers a digital video recording service, which utilizes digital set top boxes equipped with an internal hard disk drive capable of recording up to 20 hours of digital HD programming and ability to record two programs in competing time slots. J:COM also offers both its analog and digital subscribers optional subscriptions for an additional fee to premium channels, including movies, sports, horseracing and other special entertainment programming, either individually or in packages. J:COM offers package discounts to customers who subscribe to bundles of J:COM services. In addition to the services offered to its cable television subscribers, J:COM also provides terrestrial broadcast retransmission services to more than four million additional households in its consolidated franchise areas as of December 31, 2006, including “compensation” households for which J:COM receives up-front fees pursuant to long-term contracts to provide such retransmission services.

J:COM offers broadband Internet access in all of its managed franchises through its wholly owned subsidiary, @NetHome Co., Ltd, and its subsidiary, Kansai Multimedia Services (KMS). These broadband Internet access services offer downstream speeds of mainly either 30 Mbps or 8 Mbps. At December 31, 2006, J:COM held a 76.5% interest in KMS, which provides broadband Internet access in the Kansai region of Japan. J:COM offers the J:COM NET Hikari service for multiple dwelling units connected to J:COM’s network by optical fiber cables. J:COM NET Hikari offers downstream speeds of up to 100 Mbps. In January 2007, J:COM announced plans to launch a very high-speed broadband Internet service for single dwelling units, individual homes and smaller apartment buildings. The new service, which is scheduled to launch in April 2007 in the Kansai area, will deliver downstream speeds of up to 160 Mbs and upstream speeds of 10 Mbs.

J:COM offers telephony services over its own network in all of its consolidated franchise areas. J:COM’s headend facilities contain equipment that routes calls from the local network to telephony switches (a majority of which J:COM owns), which in turn transmit voice signals and other information over the network. J:COM also utilizes VoIP technology in certain franchise areas. J:COM provides a single line to the majority of its telephony customers, most of whom are residential customers. J:COM charges its telephony subscribers a fee for basic telephony service (together with charges for calls made) and offers additional premium services, including call-waiting, call-forwarding, caller identification and three-way calling, for a fee. In partnership with WILLCOM, Inc, a personal handphone system service provider in Japan, in March 2006 J:COM began offering a mobile phone service called J:COM MOBILE. J:COM MOBILE customers receive discounted phone service when bundled with J:COM’s other telephone service, including free and discounted calling plans.

In addition to its 24 managed franchises, J:COM owns non-controlling equity interests of 5.5% and 20% in two cable franchises that are operated and managed by third-party franchise operators.

J:COM sources its programming through multiple suppliers, including Jupiter TV. J:COM’s relationship with Jupiter TV enables the two companies to work together to identify and bring key programming genres to the Japanese market and to expedite the development of quality programming services. J:COM and Jupiter TV each owns a 50% interest in Jupiter VoD Co., Ltd., a joint venture formed in 2004 to obtain VoD programming content to offer VoD services to J:COM franchises. J:COM now offers VoD services to its digital customers in a majority of its franchises. Because J:COM is usually a programmer’s largest cable customer in Japan, J:COM is generally able to negotiate favorable terms with its programmers.

Our interest in J:COM is held through Super Media, an entity that is owned 58.7% by us and 41.3% by Sumitomo Corporation (Sumitomo). Pursuant to the operating agreement of Super Media, our and Sumitomo’s entire interest in J:COM is now held through Super Media. Sumitomo and we are generally required to contribute to Super Media any additional shares of J:COM that either of us acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media.

Our interest in Super Media is held through five separate corporations, four of which are wholly owned. Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors, own common stock representing an aggregate of 18.8% of the common equity in the fifth corporation, which owns a 4.3% indirect interest in J:COM.

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

Because of our casting vote, we indirectly control J:COM through our control of Super Media, which owns a controlling interest in J:COM, and therefore consolidate J:COM’s results of operations for financial reporting purposes. Super Media will be dissolved five years after our casting vote became effective on February 18, 2005, unless Sumitomo and we mutually agree to extend the term. Super Media may also be dissolved earlier under certain circumstances.

Jupiter TV Co., Ltd.

Jupiter TV, an equity affiliate, is a joint venture between Sumitomo and us that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home or “FTTH”, and ADSL platforms. As of December 31, 2006, Jupiter TV owned four channels through wholly or majority owned subsidiaries and had investments ranging from 10% to 50% in 14 additional channels. Jupiter TV’s majority owned channels are a home shopping network (Jupiter Shop Channel, in which Jupiter TV has a 70% interest and Home Shopping Network has a 30% interest), a movie channel (Movie Plus), a golf channel (Jupiter Golf Network), and a women’s entertainment channel (LaLa TV). Channels in which Jupiter TV holds investments include four sports channels owned by J Sports Broadcasting Corporation (J Sports Broadcasting), which is a 34% owned joint venture with Sony Broadcast Media Co. Ltd. (Sony), Fuji Television Network, Inc., SOFTBANK Broadmedia Corporation, Skyperfect Communications Inc. and Itochu Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery Networks and BBC Worldwide; Discovery Channel Japan and Discovery HD through a 50% owned joint venture with Discovery Networks; AXN Japan, a 35% owned joint venture with Sony; and Reality TV Japan, a 50% owned joint venture with Zonemedia Enterprises Ltd., an indirect subsidiary of Chellomedia. Jupiter TV provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

The market for multi-channel television services in Japan is highly complex with multiple cable systems, DTH satellite platforms and alternative broadband service providers. Cable systems in Japan served 19.3 million homes at December 31, 2006. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free television services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J:COM is the largest in terms of subscribers, served 6.2 million households as of December 31, 2006. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to cable system operators, with distribution at December 31, 2006, ranging from 16.9 million homes for Jupiter Shop Channel (which is carried in many compensation systems as well as in multi-channel cable systems) to 870,000 homes for more recently launched channels, such as Discovery HD.

Each of the channels in which Jupiter TV has an interest, except for Discovery HD, is also offered on SkyPerfecTV1, a digital satellite platform that delivers approximately 160 linear video channels (24 hours a day) a la carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation (JSAT). Each of the channels, except for Reality TV Japan and Discovery HD, is also offered on SkyPerfecTV2, another satellite platform in Japan, which delivers approximately 65 linear channels (24 hours a day). Under Japan’s complex regulatory scheme for satellite broadcasting, a person engaged in the business of broadcasting programming must obtain a broadcast license that is perpetual, although subject to revocation by the relevant governmental agency, and then lease from a satellite operator the bandwidth capacity on satellites necessary to transmit the programming to cable and other distributors and DTH subscribers. In the case of distribution of Jupiter TV’s 33% or greater owned channels on SkyPerfecTV1, these licenses and satellite capacity leases are held through its subsidiaries, Jupiter Satellite Broadcasting Corporation (JSBC) and JSBC2, except for AXN Japan and the J Sports Broadcasting channels which hold their own licenses. The broadcast licenses and satellite capacity leases for those of Jupiter TV’s 33% or greater owned channels that are delivered by SkyPerfecTV2 are held by four other companies that are majority owned by unaffiliated entities. JSBC’s leases with JSAT for bandwidth capacity on JSAT’s two satellites expire in March 2007 when JSAT will convert to annual leases with service fees based on fixed rates for all JSBC’s channels. JSBC2’s lease with JSAT expires in May 2008. The leases for bandwidth capacity with respect to the SkyPerfecTV2 platform expire between 2012 and 2014. JSBC, JSBC2 and other licensed broadcasters then contract with the platform operator, such as SkyPerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to DTH subscribers, with distribution at December 31, 2006 ranging from 3.5 million homes for Jupiter Shop Channel (which is carried as a free service to all DTH subscribers) to 416,000 homes for Jupiter Golf Network, which is a premium channel on one of the SkyPerfecTV platforms.

Distribution of multi-channel television services in Japan, through alternative broadband platforms, such as FTTH and ADSL, is not yet widespread. The majority of channels in which Jupiter TV holds an interest are marketed as basic television services to alternative broadband subscribers, with distribution at December 31, 2006, ranging from 166,000 homes for Jupiter Shop Channel (which is carried as a free service to broadband television subscribers) to under 100,000 homes for most other channels.

Jupiter TV operates Jupiter VoD, a 50% owned joint venture with J:COM, which has access to 922,000 VoD-enabled digital cable subscribers at December 31, 2006. Jupiter TV also operates Online TV, a 55% owned joint venture with SECOM Co. Ltd., Tohokushinsha Film Corporation and Nikkei Shinbun. Online TV is a content aggregation platform for broadband television services supplying channels, including the majority of channels in which Jupiter TV holds an interest, to several broadband Internet service providers.

Eighty-eight percent of Jupiter TV’s 2006 consolidated revenue was attributable to retail revenue generated by the Jupiter Shop Channel. Cable operators are paid distribution fees to carry the Jupiter Shop Channel, which are either fixed rate per subscriber fees or the greater of fixed rate per subscriber fees and a percentage of revenue generated through sales to the cable operator’s viewers. SkyPerfecTV is paid a fixed rate per subscriber distribution fee to provide the Jupiter Shop Channel to its DTH subscribers. Alternative broadband platforms are also paid a fixed rate fee per subscriber that is able to view Jupiter Shop Channel through their platform. After Jupiter Shop Channel, J Sports Broadcasting’s four sports channels generate the most revenue of the channels in which Jupiter

TV has an interest. The majority of this revenue is derived from cable and satellite subscriptions. As of year-end 2006, advertising sales are not a significant component of Jupiter TV’s revenue.

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

Japan — Other

We also own an interest in Mediatti Communications, Inc. (Mediatti). Mediatti is a provider of cable television and broadband Internet access services in Japan with approximately 157,000 video customers and 90,000 broadband Internet customers. Our interest in Mediatti is held through Liberty Japan MC, LLC (Liberty Japan MC), a company of which, as of December 31, 2006, we owned 95.2% and Sumitomo owned 4.8%. At December 31, 2006, Liberty Japan MC owned a 45.6% voting interest in Mediatti.

Liberty Japan MC and certain affiliates of Olympus Capital (Olympus) and two minority shareholders of Mediatti have entered into a shareholders agreement pursuant to which Liberty Japan MC has the right to nominate three of Mediatti’s seven directors and which requires that significant actions by Mediatti be approved by at least one director nominated by Liberty Japan MC.

The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10% a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair market value. If neither the Olympus put right nor the Liberty Japan MC call right is exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.

Australia

As of December 31, 2006, we owned a 53.4% controlling interest in Austar. Austar is Australia’s leading pay television service provider to regional and rural Australia and the capital cities of Hobart and Darwin. Austar also provides broadband Internet access and mobile telephony services to subscribers in these markets. Additionally, Austar has begun the development of a personal digital recorder, or “PDR”, to be offered to subscribers in 2007.

Austar’s pay television services are primarily provided through DTH satellite. FOXTEL Management Pty Ltd. (FOXTEL), the other main provider of pay television services in Australia, has leased space on an Optus C1 satellite. Austar and FOXTEL have entered into an agreement pursuant to which Austar is able to use a portion of FOXTEL’s leased satellite space to provide its DTH services. This agreement will expire in 2017. FOXTEL manages the satellite platform on Austar’s behalf as part of such agreement.

Austar’s DTH service is available to 2.4 million households, which is approximately one-third of Australian homes. Of Austar’s homes passed, 24% subscribe to Austar’s DTH service. Austar’s territory covers all of Tasmania and the Northern Territory and the regional areas outside of the capital cities in South Australia, Victoria, New South Wales and Queensland. Austar does not provide DTH service to Western Australia. FOXTEL’s service area is concentrated in metropolitan areas and covers the balance of the other two thirds of Australian homes. FOXTEL and Austar do not compete with each other with the exception of the Gold Coast area in Queensland. Austar also operates a small digital cable network in Darwin.

Austar’s DTH service offers over 120 premier channels, NVoD and interactive services. Austar’s channel offerings include movies, sport, lifestyle programs, children’s programs, documentaries, drama and news. The NVoD service is comprised of 30 channels, dedicated to recently released movies. The interactive services include Sports Active, Weather Active and SKY News Active, three games services and more than 20 digital radio channels. For the base level service a subscriber receives 33 channels. In addition to residential subscribers, Austar also provides its television services to commercial premises including hotel, retail and licensed venues.

Austar owns a 50% interest in XYZ Networks. XYZ Networks is the exclusive owner and/or distributor of 11 key programming channels: Discovery Channel, Nickelodeon, Nick Jr., arena, The LifeStyle Channel, LifeStyle Food, Channel [v], Club [v], MAX, CMC and The Weather Channel. These channels are distributed throughout Australia. Austar’s partner in XYZ Networks is FOXTEL. Through XYZ Networks and other agreements, Austar has a number of long-term key exclusive programming agreements for its regional territory.

Austar offers a dial-up Internet service, which is outsourced and available throughout Australia. In addition, Austar offers mobile telephony services through reseller agreements.

Austar owns significant holdings of 2.3 GHz and 3.5 GHz spectrum throughout its regional territory. This spectrum is ideally suited for new Worldwide Interoperability for Microwave Access (WiMAX) based telecommunications services. In 2006, Austar launched WiMAX in two trial markets for broadband Internet services.

In addition to our interests in Austar, we own a 20% equity interest in Premium Movie Partnership (PMP), which supplies three premium movie-programming channels to both Austar and FOXTEL. PMP’s partners include Showtime, Twentieth Century Fox, Sony Pictures, Paramount Pictures and Universal Studios.

The Americas

Our operations in the Americas are conducted primarily through our 80% owned subsidiary VTR in Chile and our wholly owned subsidiary Liberty Puerto Rico. We also have subsidiaries that are broadband providers operating in Brazil and Peru, as well as a joint venture interest in MGM Networks Latin America and a subsidiary in Argentina, both of which offer programming content to the Latin America market. Our partner in VTR, Cristalerías de Chile S.A. (Cristalerías), has a put right which will allow Cristalerías to require us to purchase all, but not less than all, of its 20% interest in VTR at fair value, subject to a minimum price. This put right is exercisable until April 13, 2015.

VTR

Our primary Latin American operation, VTR, is Chile’s largest multi-channel television provider in terms of homes passed and number of subscribers, and is a leading broadband Internet access provider, and Chile’s second largest provider of residential telephony services in terms of lines in service. VTR provides services in Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. Of VTR’s customers, 15% are double-play customers and 32% are triple-play customers.

All of VTR’s video subscribers are served by wireline cable, with the vast majority reached through aerial plant. VTR’s cable network is 64% upgraded to two-way capability and 79% of cable homes passed are served by a network with a bandwidth of at least 750 MHz. VTR has an approximate 80% market share of cable television services throughout Chile and an approximate 98% market share within Santiago. VTR’s channel lineup consists of 22 to 83 channels segregated into two tiers of analog cable service: a basic service with 22 to 68 channels and a premium service with an additional three to 15 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States, but includes more premium channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to its existing premium service package is limited because its basic analog package contains similar channels. VTR obtains programming from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches. VTR also offers a digital platform as a premium service with programming options of 42 video channels, 40 music channels, 10 pay-per-view channels and VoD. Almost 58% of VTR’s homes passed are capable of receiving digital cable service, most of which are located in the greater Santiago area.

VTR offers several alternatives of always on, unlimited-use broadband Internet access to residences and SOHO offices under the brand name Banda Ancha in 25 communities within Santiago and 18 cities outside Santiago. Subscribers can purchase one of six services with download speeds ranging from 100 Kbps to 10 Mbps. For a moderate to heavy Internet user, VTR’s broadband Internet service is generally less expensive than a dial-up service with its metered usage.

VTR offers telephony service over its cable network to customers in 25 communities within Santiago and 18 cities outside Santiago via either switched circuits or VoIP, depending on location. VTR offers basic dial tone service as well as several value-added services. VTR primarily provides service to residential customers who require one or two telephony lines. It also provides service to SOHO customers. VTR offers telephony services through VoIP to its two-way homes passed. Almost 30% of VTR’s telephony subscribers are served using VoIP technology.

In December 2005, the Subsecretaria de Telecomunicaciones de Chile awarded VTR regional concessions for wireless service in the frequency band of 3400-3600 MHz. Using this spectrum, VTR plans to offer broadband telephony and data services through WiMax technology. WiMax is a wireless alternative to cable and DSL for the last mile of broadband access. VTR anticipates WiMax will allow it to expand its service area by 1.3 million homes and increase the number of two-way homes passed by 540,000 on a more cost-effective basis than if it had to install cable, thereby allowing VTR to meet its regulatory requirements for two-way homes passed by the end of 2007.

VTR is subject to certain regulatory conditions as a result of the combination with Metrópolis Intercom S.A. in April 2005. The most significant conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way service to two million homes passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation, plus a programming cost escalator. Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any business that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. VTR and we have received written inquiries from Chilean regulatory authorities seeking to determine whether Liberty Media’s acquisition of the DirecTV interest would violate or otherwise conflict with the regulatory condition prohibiting us from owning an interest in Chilean satellite or microwave television businesses.

Regulatory Matters

Overview

Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union or “EU”. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Foreign regulations affecting distribution and programming businesses fall into several general categories. Our businesses are generally required to obtain licenses, permits or other governmental authorizations from, or to notify or register with, relevant local or national regulatory authorities to own and operate their respective distribution systems and to offer services across them. In most countries, these licenses and registrations are non-exclusive and, in some circumstances, they may be of limited duration. In most countries where we provide video services, we must comply with restrictions on, or requirements to carry, programming content. Local or national regulatory authorities in some countries where we provide video services also impose pricing restrictions and subject certain price increases to prior approval or subsequent control by the relevant local or national authority.

Europe

Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden and the United Kingdom are Member States of the EU. As such, these countries are required to enact national legislation that implements EU directives. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not an EU Member State and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below.

Communications Services and Competition Directives

A number of legal measures, which we refer to as the Directives, are the basis of the regulatory regime concerning communications services across the EU. They include the following:

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

In addition to the Directives, the European Parliament and European Council made a decision intended to ensure the efficient use of radio spectrum within the EU. Existing EU member countries were required to implement the Framework, Authorization, Access and the Universal Service and Users’ Rights Directives by July 25, 2003. The Privacy Directive was to have been implemented by October 31, 2003. The Competition Directive is self-implementing and does not require any national measures to be adopted. The 12 countries that joined the EU since the date of the Directives should be in compliance with the Directives as of the date of their accession. Measures seeking to implement the Directives are in force in most Member States.

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

As part of the implementation of certain of the Directives, the National Regulatory Authority or “NRA” is obliged to analyze 18 markets predefined by the European Commission (EU Commission) to determine if any operator or service provider has SMP. Such markets are referred to as the 18 predefined markets. We have been found to have SMP in some markets in some countries and further such findings are possible. In particular, in those markets where we offer telephony services, we have been found to have SMP in the termination of calls on our own network. In addition, in some countries we have been found to have SMP in the wholesale distribution of television channels. NRAs might also seek to define us as having SMP in another of the 18 predefined markets or define and analyze additional markets, such as the retail market for the reception of radio and television packages. In the event that we are found to have SMP in any particular market, a NRA could impose certain conditions on us to prevent abusive behavior by us.

Under the Directives, the EU Commission has the power to veto the assessment by a NRA of SMP in any market not set out in their predefined list as well as any finding by a NRA of SMP in any market whether or not it is set out in the list.

Certain key elements introduced by the Directives are set forth below, followed by a discussion of certain other regulatory matters and a description of regulation for three countries where we have large operations. This description in not intended to be a comprehensive description of all regulation in this area.

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

Other.  Our European operating companies must comply with both specific and general legislation concerning data protection, data retention, content provider liability and electronic commerce. These issues are broadly harmonized or being considered for harmonization at the EU level. For example, the EU recently agreed to a new Directive on data retention, which will likely increase the amount of data we must store for law enforcement purposes and the length of time we must store it.

In late 2005, the EU Commission announced a call for input on a review of the regulatory framework described above. In 2006, the EU Commission invited comments on the future of the 18 predefined markets. This review has progressed through 2006 and, during 2007, is expected to lead to proposals for new legislation and a change to the list of the 18 predefined markets. Any such processes could lead to material changes in the regime described above.

Broadcasting.  Broadcasting is an area outside the scope of the Directives. Generally, broadcasts originating in and intended for reception within a country must respect the laws of that country. However, pursuant to another Directive, EU Member States are required to allow broadcast signals of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. An international convention extends this right beyond the EU’s borders into the majority of the European territories into which we sell our channels. This EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The EU legal framework governing broadcast television currently is under review and the EU Commission issued a proposal for a new Directive at the end of 2005. The draft (which had its first reading by the European Parliament in December 2006) is under discussion and subject to amendment by the European Council and the European Parliament who would jointly adopt any new Directive. Any new Directive adopted by these institutions would then be transposed into the laws of the various Member States over a defined timescale. Such a process could lead to substantial changes in the regulation of broadcasting; however, we do not expect any material effect on our programming business.

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

The Netherlands

The Netherlands has a communications law that broadly transposes the Directives. Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), The Netherlands NRA, has finished its analysis of the 18 predefined markets, which are relevant to our business, in order to determine which, if any, operator or service provider has SMP. OPTA has found our subsidiary UPC Nederland BV (UPC NL) to have SMP in two of the 18 predefined markets (market 9 relating to call termination on individual public telephone networks, and market 18 relating to wholesale video broadcasting transmission services) and a third market not on the EU list (market 19 relating to retail transmission of radio and video services). With respect to market 9, the obligations imposed are to provide access to interconnecting operators on a transparent and reasonable basis along with tariff regulation. The tariff regulation is derived from the regulated interconnect charges of Royal KPN NV (KPN).

OPTA’s decision with respect to market 18 includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platform. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines for filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will be further developed by the creation of guidelines by OPTA and/or by the development of case law.

The decision with respect to the retail market is limited to one year and will expire March 17, 2007. OPTA will not intervene in UPC NL’s retail prices as long as UPC NL does not increase its basic analog subscription fee by more than the CPI increase (which UPC NL did not do). Furthermore, the decision includes two additional obligations: (i) to continue to offer the analog video services on a standalone basis without requiring customers to buy other services and (ii) to publish on the website of UPC NL which part of the monthly subscription fees relates to programming costs.

UPC NL appealed all three decisions on the above-mentioned SMP findings. The decision on the appeal of the SMP findings in markets 18 and 19 is expected in second quarter 2007. A decision on the appeal of the SMP findings in market 9 is expected in March 2007.

Switzerland

As Switzerland is not a member of the EU, it is not obliged to follow EU legislation. However, the liberalization of the Swiss telecommunications market to a certain extent has moved in parallel, although delayed, with liberalization in the EU. The current regulatory framework governing telecommunications services in Switzerland was established on January 1, 1998, with the enactment of the Telecommunications Act and a concurrent restatement of the Radio and Television Act (RTVA). This regulatory regime opened both the telecommunications and cable television markets to increased competition.

The RTVA regulates the operation, distribution and redistribution, and receipt of radio and television programs. A distributor who creates a program and aims to broadcast such program requires a programming license. The redistribution of programs requires a redistribution license. As in the EU, must-carry rules require us to redistribute certain national and regional television and radio programs, such as programs of the Swiss Broadcasting Corporation. The RTVA has undergone a comprehensive review in order to keep up with technological and market developments. A revised RTVA was adopted by the Swiss Parliament in March 2006 and is expected to enter into force on April 1, 2007. It will include a number of changes affecting our business. The license system will be replaced by a notification system, which will mean that we will no longer be required to hold a programming license or a redistribution license.

Under the revised RTVA, the terms of carriage for programming, other than must carry programming, can be commercially negotiated subject to non-discrimination. The rules requiring us to carry certain programs will be expanded, but at the same time the maximum number of such channels will be fixed and broadcasters will only be permitted to use the digital distribution platform as long as it allows the provision of state of the art services, indicating that broadcasters in principle cannot request unbundled access to the digital platform.

To ensure interoperability or to maintain freedom of information, the authorities may, however, impose technical standards. In this regard, secondary legislation has been proposed which would force us to provide a conditional access module allowing reception of our digital television services over set top boxes provided by third parties.

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

A revised Telecommunications Act was adopted by the Swiss Parliament in March 2006, aiming to strengthen competition in the telecommunication market, in particular by introducing the unbundling of the local loop by a formal act and to increase transparency for customers. The revised Telecommunications Act is expected to take effect on April 1, 2007. Only Swisscom AG (Swisscom), as the incumbent operator, will be required to provide full line access as well as bitstream access on a transparent, non-discriminatory and cost-based basis. The obligation to offer bitstream access will be limited to a period of four years. In addition, all operators will be required to take action against spamming. The licensing system will be replaced by a notification system. Universal service obligations will be imposed, and all operators will be required to contribute to the costs for the provision of universal services if the licensees are not able to provide such services in a cost efficient manner.

Under the Act on the Surveillance of Prices, the Swiss Price Regulator has the power to prohibit price increases or to order price reductions in the event a company with market power implements prices that are deemed to be abusively high, unless the Swiss Price Regulator and the company can come to a mutual agreement. For purposes of the Act on the Surveillance of Prices, a price is considered to be abusively high if it is not the result of effective competition. We are subject to price regulation regarding our analog television offering and entered into a contract with the price regulator that determined the retail prices for analog television services until the end of 2006. As of 2007, we are no longer subject to an agreement with the Swiss Price Regulator. However, the Swiss Price Regulator has defined key terms regarding our products and prices until 2009, which we will have to take into account in order to avoid regulatory intervention on our pricing.

Hungary

Hungary has a communications law that broadly transposes the Directives. The NRA has virtually finished the process of analyzing the 18 predefined markets to determine if any operator or service provider has SMP with the only exception of relevance to our business being the ongoing analysis of the wholesale broadcast transmission market. The operations of our telephony subsidiary, Monor Telefon Tarsasag RT (Monor) have been found to have SMP in the call termination and origination market in our own telecommunications network, as well as in the markets for wholesale unbundled access and for wholesale broadband access, together with all other similar network operators. This has led to a variety of requirements, including the need to provide interconnection and access to, and use of, specific network facilities, non-discrimination, transparency, accounting separation and price control. We are also required to produce a wholesale ADSL offer on the Monor telecommunication network based on a discount from our retail prices (retail minus price regulation).

Monor has further been found to have SMP in a variety of retail markets relating to the provision of network access to business and to residential customers where our price increases have been capped at the rise in the CPI and in the markets for long distance and international calls for residential and business customers where we have been required to offer carrier pre-selection services.

Asia/Pacific

Japan

Regulation of the Cable Television Industry.  The two key laws governing cable television broadcasting services in Japan are the Cable Television Broadcast Law and the Wire Telecommunications Law. The Cable Television Broadcast Law was enacted in 1972 to regulate the installation and operation of cable television broadcast facilities and the provision of cable television broadcast services. The Wire Telecommunications Law is the basic law in Japan governing wire telecommunications, and it regulates all wire telecommunications equipment, including cable television broadcast facilities.

Under the Cable Television Broadcast Law, any business seeking to install cable television facilities with more than 500 drop terminals must obtain a license from the Ministry of Internal Affairs and Communications, commonly referred to as the MIC. Under the Wire Telecommunications Law, if these facilities have fewer than 500 drop terminals, only prior notification to the MIC is required. If a license is required, the license application must provide an installation plan, including details of the facilities to be constructed and the frequencies to be used, financial estimates, and other relevant information. Generally, the license holder must obtain prior permission from the MIC in order to change certain items included in the original license application. The Cable Television Broadcast Law also provides that any business that wishes to furnish cable television broadcast services must file prior notification with the MIC before commencing service. This notification must identify the service area and facilities to be used (unless the facilities are owned by the provider) and outline the proposed cable television broadcasting services and other relevant information, regardless of whether these facilities are leased or owned. Generally, the cable television provider must notify the MIC of any changes to these items.

Prior to the commencement of operations, a cable television provider must notify the MIC of all charges and tariffs for its cable television broadcast services. Those charges and tariffs to be incurred in connection with the mandatory re-broadcasting of television content require the approval of the MIC. A cable television provider must also give prior notification to the MIC of all amendments to existing tariffs or charges (but MIC approval of these amendments is not required, except for the aforementioned approval matters for mandatory re-broadcasting).

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

The MIC may revoke a facility license if the license holder breaches the terms of its license; fails to comply with technical standards set forth in, or otherwise fails to meet the requirements of, the Cable Television Broadcast Law; or fails to implement a MIC improvement order relating to its cable television broadcast facilities or its operation of cable television broadcast services.

Regulation of the Telecommunications Industry.  As providers of broadband Internet access and telephony, our businesses in Japan also are subject to regulation by the MIC under the Telecommunications Business Law. The Telecommunications Business Law and related regulations subject carriers to a variety of licensing, registration and filing requirements depending upon the nature of their networks and services. Carriers may generally negotiate terms and conditions with their users (including fees and charges), except those relating to basic telecommunications services.

Carriers who provide Basic Telecommunications Services, defined as telecommunications that are indispensable to the lives of the citizenry as specified in MIC ordinances, are required to provide such services in an appropriate, fair and consistent manner. Carriers providing Basic Telecommunications Services must do so pursuant to terms and conditions and for rates that have been filed in advance with the MIC. The MIC may order modifications to contract terms and conditions it deems inappropriate for certain specified reasons.

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

Australia

Subscription television, Internet access and mobile telephony services are regulated in Australia by a number of Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer protection legislation, may influence aspects of Austar’s business.

Broadly speaking, the regulatory framework in Australia distinguishes between the regulation of content services and the regulation of facilities used to transmit those services. The Australian Broadcasting Services Act 1992 (C’th) (BSA) regulates the ownership and operation of all categories of television and radio services in Australia and also aspects of Internet content. The technical delivery of Austar’s services is separately licensed under the Radiocommunications Act 1992 (C’th) (the Radiocommunications Act) or the Telecommunications Act 1997 (C’th), depending on the delivery technology utilized. Other legislation of key relevance to Austar is the Trade Practices Act 1974 (C’th), which includes competition and consumer protection regulation.

The BSA regulates subscription television broadcasting services through a licensing regime managed by the Australian Communications and Media Authority (ACMA). Austar and its related companies hold broadcasting licenses under the BSA. Subscription television broadcasting licenses are for an indefinite period. Each subscription television broadcasting license is issued subject to general license conditions, which may be revoked or varied by the Australian Government, and may include specific additional conditions. License conditions include a prohibition on cigarette or other tobacco advertising; a requirement that subscription fees must be the predominant source of revenue for the service; a requirement that the licensee must remain a “suitable” licensee under the BSA; a requirement that customers must have the option to rent domestic reception equipment and a requirement to comply with provisions relating to anti-siphoning and the broadcast of R-rated material.

An additional obligation on subscription television licensees who provide a service predominantly devoted to drama programs is to spend at least 10% of its annual program expenditure on new Australian drama programs. Austar has made the required investments in such programming.

The BSA prohibits subscription television broadcasting licensees from obtaining exclusive rights to certain events that the Australia Government considers should be made freely available to the public. These events, which are specified on the “anti-siphoning list”, include a number of highly popular sporting events in Australia, and are currently protected until 2010.

Currently, under the BSA, a foreign person must not have “company interests” of more than 20% in a subscription television broadcasting license and foreign persons must not, in aggregate, have “company interests” of more than 35% in a subscription television broadcasting license. “Company interests” under the BSA include a beneficial entitlement to, or an interest in, shares of the company. The companies that hold the BSA licenses used by Austar to deliver its pay television services meet these requirements. Amendments to the foreign ownership rules in the BSA were passed in 2006, lifting these restrictions, although media is to be retained as a “sensitive” sector and foreign investment in the media sector is to remain subject to Treasurer approval. The amendments will be effective in 2007 at a date yet to be announced.

Changes to media laws were passed in October 2006 regarding the implementation of digital services by free-to-air television providers and use of the two spare terrestrial channels available throughout Australia. The changes set a date for analog switch-off between 2010-2012, relaxed simulcasting requirements as well as cross and media ownership restrictions, continued the moratorium on a fourth commercial network until the end of the switch-off period; and announced the intention to introduce a ‘use it or lose it’ scheme for anti-siphoning. One spare terrestrial channel has been made available for datacasting and narrowcasting channels and the second spare channel will be used for emerging new digital services such as mobile TV.

The BSA establishes a regime for the regulation of Internet content. Internet service providers or Internet content hosts are not primarily liable for the content of material carried on their service; however, once notified of the existence of illegal or highly offensive material on their service, they have a responsibility to remove or block access to such material.

In addition to licenses issued under the BSA, certain companies in the Austar group hold spectrum licenses issued under and regulated by the Radiocommunications Act. The Austar group currently holds 24 spectrum licenses in the 2.3 GHz Band and 26 licenses in the 3.5 GHz Band covering geographic areas similar to Austar’s subscription television areas. These licenses expire in 2015. The spectrum licenses authorize the use of spectrum space rather than the use of a specific device or technology. Austar is using this spectrum to provide WiMAX based broadband Internet services in two trial markets. Similar to the BSA, licenses issued under the Radiocommunications Act are subject to general license conditions and may be subject to specific license conditions, which can be added to, revoked or varied by written notice during the term of the license. Spectrum licensees must comply with core conditions of the license and be compatible with the technical framework for the bands. There are no restrictions on ownership/control of spectrum licenses except that the licensee must be a resident of Australia.

A subsidiary of Austar also holds a carrier license issued under the Telecommunications Act 1997 and a number of Austar companies operate as carriage service providers. These companies are required to comply with Australian telecommunications legislation, including legislation that establishes various access regimes. Companies in the Austar group provide dial-up and broadband Internet service and mobile telephony services. Internet service providers are considered carriage service providers for the purposes of the Telecommunications Act and must observe statutory obligations, including in relation to access, law enforcement and national security, and interception, and must become a member of the Telecommunications Industry Ombudsman scheme. Internet service providers and Internet content hosts must also observe various industry codes of practice relating to Internet content and Internet gambling.

The Americas

Chile

As described above, VTR is subject to certain regulatory conditions as a result of its combination with Metrópolis Intercom S.A. in April 2005. These conditions are in addition to the regulations described below.

Video.  Cable television services are regulated in Chile by the Ministry of Transportation and Telecommunications (the Ministry). VTR has permits to provide wireline cable television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile. Wireline cable television permits are granted for indefinite terms and are non-exclusive, meaning there may be more than one operator in the same service area. As these permits do not use the radio-electric spectrum, they are granted without ongoing duties or royalties. Wireless cable television services are also regulated by the Ministry. VTR has been awarded wireless fixed telephony concessions under which it plans to offer cable television services using its WiMax technology, which is allowed under the concessions. Wireless fixed telephony concessions are granted for renewable terms of 30 years. Such concessions are non-exclusive (subject to spectrum availability as determined by the Subsecretaria de Telecomunicaciones de Chile).

Cable television service providers in Chile are not required to carry any specific programming, but some restrictions may apply with respect to allowable programming. The National Television Council has authority over programming content, and it may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. However, certain broadcasters have filed lawsuits against VTR claiming that VTR breached their intellectual property rights by retransmitting their signals. The current state of the law in this area is unclear.

Internet.  Internet access services are considered complementary telecommunication services and, therefore, do not require concessions, permits or licenses.

Telephony.  The Ministry also regulates telephone services. The provision of telephony services (both fixed and mobile) requires a public telecommunication service concession. VTR has telecommunications concessions to provide wireline fixed telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s wireline fixed telephony concessions expires in November 2025. Telephone long distance services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive and has a 30-year renewable term.

Local service concessionaires are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public services concessionaires of the same type. Under the regulations, public services concessionaires of the same type are those whose systems are technically compatible among themselves.

The Chilean Antitrust Tribunal has found that the local telephone market in Chile is not competitive. As a result, the incumbent local telephony service provider in each market in Chile (typically Telefonica CTC) must have its local telephone service rates set by regulatory authorities. VTR is not the incumbent service provider in any of the telephony markets where it operates and, therefore, it is not subject to rate regulation. In the future, these telephony markets may be determined by the Chilean Antitrust Tribunal to be competitive, in which case the incumbent operators would no longer be subject to price regulation. Long distance service rates are not currently regulated, since the long distance market is considered highly competitive.

Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities. This rate regulation is applicable to incumbent operators and all local and mobile telephone companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis, and are effective for five years. VTR’s interconnection rates were established in June 2002 and must be renewed in June 2007.

Competition

Markets for broadband distribution, including cable and satellite distribution, broadband Internet access and telephony services, and video programming generally are highly competitive and rapidly evolving. Consequently, our businesses expect to face increased competition in these markets in the countries in which they operate, and specifically as a result of deregulation in the EU. The percentage information for UPC Broadband on market share is based on information published by Screen Digest, for 2005, which includes estimates for 2006, and Dataxis for the third quarter of 2006. For Japan, all percentage information on market share is based on information obtained from the website of the Japanese Ministry of Internal Affairs and Communications, dated as of December 31, 2005, and internal market studies as of December 31, 2006. For Chile, the percentage information is based on internal market studies, information as of September 30, 2006 obtained from public filings by competitors and market information published by the International Data Corporation. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband Internet and telephony.

Broadband Distribution

Video Distribution

Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) over-the-air broadcast television services; (2) DTH satellite service providers; (3) digital terrestrial television, or “DTT”, broadcasters; (4) other cable operators in the same communities that we serve; (5) other fixed line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products using DSL or ADSL technology or over fiber optic lines of FTTH networks; (6) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with more traditional sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.

In parts of Poland and Romania, our businesses face significant competition from other cable operators where our systems are over built, while in other countries the primary competition is from DTH satellite service providers, DTT broadcasters and/or other distributors of video programming using broadband networks. In some of our largest markets, including The Netherlands, Switzerland and Japan, we are facing increasing competition from video services offered by or over the network of the incumbent telecommunications operator. We seek to compete by offering attractive content and by upgrading our service offerings, such as digital television, to include the functionality for VoD, HD, PVRs and other advanced services.

•	Europe. The competitive situation in Europe tends to vary from country to country, which is partly reflective of the respective country’s history. For example, in some countries such as Switzerland and The Netherlands, there has long been high cable penetration and in Austria and Ireland there are long-established satellite platforms. Nevertheless, broad competitive trends can be seen in many of the European countries in which we operate.

For video services, the key competition has traditionally come either from over-the-air broadcasts or from satellite distribution. DTT is increasingly a competitive reality in Europe via a range of different business models from full-blown encrypted pay television offers on DTT to free-to-air. DTT is a growing service in most countries and further launches are expected. During 2006, we experienced increased competition for video services in Central and Eastern Europe due largely to the effects of competition from an alternative DTH provider that is competing with us in most of our Central and Eastern European markets. In the Slovak Republic, increased competition and other factors have resulted in the loss of a number of MMDS customers during 2006. In other countries, competition from SMATV or MMDS can be a factor.

Also, television over DSL networks, which is either provided directly by the owner of that network or by a third party, is fast becoming a significant part of the competitive environment. The ability of incumbent operators to now offer the so-called “triple-play” of video, broadband Internet and telephony services is expected to exert growing competitive pressure on cable-delivered video services. FTTH networks are, so far, rare in Europe although they are present or planned in a number of countries. In addition, there is increasing willingness from government and quasi-government entities in Europe to consider investing their money in such networks which would create a new source of competition.

Netherlands. The Netherlands has one of the highest cable penetration rates in Europe with 92% of all households subscribing to a cable service. UPC Netherlands provides video cable services to 35% of the total video cable households in The Netherlands. Satellite television penetration is 10% of the total video households. In addition to satellite television, we face competition from the DTT service, Digitenne, and from broadband Internet connection, or “IPTV”, products offered over DSL networks. KPN, the incumbent telecommunications operator, is the majority owner of Digitenne. KPN launched an IPTV service in the second quarter of 2006, which includes VoD, an electronic program guide, and a PVR. With its nationwide telecommunications network and ability to offer bundled triple-play services, KPN is expected to be a significant competitor.

Switzerland. We are the largest cable television provider in Switzerland based on number of video cable subscribers and are the sole provider in substantially all of our network area. There is limited terrestrial television in Switzerland and DTT is at present only available in parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, we expect increased competition from satellite television operators. Swisscom, the incumbent telecommunications operator, launched its IPTV service in late 2006.

Austria. In Austria, we are the largest cable company based on number of video cable subscribers. Our primary competition for video customers is from free-to-air television received via satellite. Approximately 50% of Austrian households receive free television compared to approximately 38% of Austrian households receiving cable services. Fifty-one percent of the homes passed by UPC Austria’s network subscribe to our cable services (analog and digital). UPC Austria may face increased competition in the future from developing technologies. The incumbent telecommunications operator, Telekom Austria AG, launched an IPTV service in early 2006, and the public broadcaster, ORF, launched its DTT services in Vienna in October 2006, already reaching 70% of all households.

Hungary. In Hungary, we are the largest cable service provider based on number of video cable subscribers. Of the Hungarian households receiving cable television, 41% receive their cable service from UPC Hungary. In addition, UPC Hungary provides satellite service to 54% of Hungarian DTH households. Digi TV, a third party DTH service, launched in April 2006, provides new competition to our DTH satellite business branded UPC Direct. UPC Hungary faces competition from Antenna Hungaria Rt., a digital MMDS provider (recently purchased by Swisscom), and from the incumbent telecommunication company Magyar Telekom Rt. (in which Deutshe Telekom has a majority stake), which launched an IPTV service in early 2006 and offers a VoD service to Internet subscribers of its Internet service provider (ISP) subsidiary.

•	Asia/Pacific. Our principal competition in our Japanese cable television business comes from alternative distributors of television signals, including DTH satellite television providers and DTT, as well as from other distributors of video programming using broadband networks. Our current competitors in the satellite television industry include Japan Broadcasting Corporation and WOWOW Inc., which offer broadcast satellite analog and broadcast satellite digital television, and SkyPerfecTV for communications satellite digital television. The Law Concerning Broadcast on Telecommunications Service gives broadcast companies that do not have their own facilities the ability to provide broadcasting services over lines owned by other telecommunications companies. As a result, our Japanese operations face increasing competition from video services offered by broadband providers, established fixed line telecommunications providers, including NTT and KDDI Corporation (KDDI), and other FTTH-based video service providers, including

Opticast, Inc., K- Opticom Corporation and Itochu Corporation’s I-Cast Inc. Other cable television companies are not considered significant competitors in Japan due to the fact that their franchise areas rarely overlap with ours, and the investments required to install new cable would not be justified considering the competition in overlapping franchise areas. As of December 31, 2006, J:COM’s share of the multi-channel video market in Japan was approximately 9%.

•	The Americas. VTR competes primarily with DTH satellite service providers in Chile. VTR’s share of the video market in Chile was 82%, compared to 15% for DTH satellite service providers and 3% for all others. VTR may face competition in the future from video services offered by or over the networks of fixed line telecommunications operators using DSL or ADSL technology or FTTH networks or new DTH carriers that might enter the market. For example, the incumbent Chilean telecommunications operator (CTC) has announced plans to launch IPTV. To effectively compete, VTR plans to expand its digital platform to additional neighborhoods and has launched VoD service.

Internet

With respect to broadband Internet access services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, other cable-based ISPs, non-cable-based ISPs and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and broadband Internet access services using DSL, ADSL or FTTH, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses. As the technology develops, competition from wireless services using WiMax and other technologies may become significant in the future. We seek to compete on speed and price, including by increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering and a range of value added services.

•	Europe. Across Europe, our key competition in this product market is from the offering of broadband Internet access products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster broadband offerings into the market is further increasing the competitive pressure in this market. Broadband wireless services, however, are not yet well established.

In The Netherlands, we face competition from KPN, the largest broadband Internet access provider, and operators using the unbundled local loop. As of December 31, 2006, UPC Netherlands provides broadband Internet services to 12% of the total broadband Internet market (or about 20% of our current footprint).

In Switzerland, Swisscom is the largest provider of broadband Internet access services, with an estimated market share of two-thirds of all broadband Internet customers. Cablecom serves 20% of all broadband Internet customers. As fully unbundled, shared or bitstream access to Swisscom’s network has not yet been implemented in Switzerland, alternative DSL service providers are currently reliant on Swisscom’s wholesale offering or are required to construct their own access network to provide broadband Internet access services.

UPC Austria’s largest competitor with respect to Internet access services is the incumbent telecommunications company, Telkom Austria. Telkom Austria provides services via DSL. In addition, UPC Austria faces competition from unbundled local loop access by operators who can offer broadband Internet services for lower costs. To compete, UPC Austria is offering its triple-play option at a discount for subscribers who switch from another provider.

In Hungary, the Internet market is growing rapidly. Our primary competitor is the incumbent telecommunications company, Magyar Telekom. As of December 31, 2006, UPC Hungary provides broadband Internet services to 19% of the total broadband Internet market.

•	Asia/Pacific. In Japan, we compete with FTTH providers that offer broadband Internet access through fiber-optic lines. FTTH-based players, including NTT, Usen Corporation, Tokyo Electric Power Company Incorporated, KDDI and K-Opticom Corporation, currently offer broadband Internet access services through FTTH. Broadband Internet access using FTTH technology has become more widely available, and pricing for these services has declined. We compete directly with ADSL providers, such as Softbank Corporation, that offer broadband Internet access to subscribers. ADSL providers often offer their broadband Internet access services at a cost lower than ours. If continued technological advances or investments by our competitors further improve the services offered through ADSL or FTTH, or make them more affordable or more widely available, cable modem Internet access may become less attractive to our existing or potential subscribers. As of December 31, 2006, J:COM’s share of the high-speed (128 kbps and greater) broadband Internet access market in Japan was approximately 5%.

•	The Americas. In Chile, VTR faces competition primarily from non-cable-based Internet service providers such as Telefónica S.A and Entel S.A. VTR expects increased pricing pressure as these companies bundle their Internet access service with other services. VTR’s share of the high-speed (128 kbps and greater) broadband Internet access market in Chile was 41%, compared to 46% for Telefónica and 13% for all others.

Telephony

With respect to telephony services, our businesses face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and longstanding customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTH-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the introduction of carrier pre-selection, number portability, continued deregulation of telephony markets, the replacement of fixed line with mobile telephony, and the growth of VoIP services. As a result, we seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging, and increasing the services we offer.

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

In The Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including UPC Netherlands, as well as ISPs, are now offering VoIP services and gaining market share. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed telephony service provider followed by two carriers that offer pre-select services. In the future we may face increased competition in Switzerland as the unbundling of the local loop is implemented.

In Austria and in Hungary, the incumbent telephone companies dominate the telephony market. Most of the competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We also compete with ISPs that offer VoIP services. In Austria, we serve our subscribers via our time division multiplex telephony platform and, beginning March 2006, via VoIP over our cable plant. In Hungary, we provide circuit switched telephony services over our copper wire telephony network and VoIP telephony services over our cable plant. We also launched our VoIP telephony service in the Czech Republic, Ireland, Poland and Slovak Republic in 2006.

•	Asia/Pacific. In Japan, our principal competition in our telephony business comes from NTT and KDDI. We also face increasing competition from new common carriers in the telephony market, as well as ISPs, such as Softbank Corporation, and FTTH-based providers, including K-Opticom Corporation. Further, Japan Telecom Co. Ltd. and KDDI each offer low-cost fixed line telephony services. Many of these carriers offer VoIP, and call volume over fixed line services has generally declined as VoIP and mobile phone usage have increased. If competition in the fixed line telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. As of December 31, 2006, J:COM’s share of the fixed line telephony market in Japan was approximately 2%.

•	The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, CTC, and other telecommunications operators such as Telsur, GTD Chile S.A. and Entel S.A. CTC and Telsur operators have substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. VTR is also facing stiff competition from wireless telephony providers such as Telefónica Móviles S.A., Smartcom PCS and Entel PCS Telecomunicaciones S.A., and from indirect access providers. Competition in both the residential and business telephony markets is expected to increase over time with certain market trends and regulatory changes, such as general price competition, number portability, the replacement of fixed line with mobile telephony, and the growth of VoIP services. VTR offers circuit switched and VoIP telephony services over its cable network. VTR’s share of the fixed line telephony market in Chile was 15%, compared to 69% for CTC and 16% for all others.

Programming Services

The business of providing programming for cable and satellite television distribution is highly competitive. Our programming businesses directly compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, these programming services compete, to varying degrees, for viewers and advertisers with other cable and over-the-air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), online activities, movies and other forms of news, information and entertainment.

Employees

As of December 31, 2006, we, including our consolidated subsidiaries, had an aggregate of approximately 20,500 employees, certain of which belong to organized unions and works councils. We believe that our employee relations are good.

Financial Information About Geographic Areas

Financial information related to the geographic areas in which we do business appears in note 22 to our consolidated financial statements included in Part II of this report.

Available Information

All our filings with the Securities and Exchange Commission (SEC) as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lgi.com. The information on our website is not incorporated by reference herein.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.

The risk factors described in this section have been separated into five groups:

•	risks that relate to our operating in overseas markets and being subject to foreign regulation;

•	risks that relate to the technology used in our businesses and the competition we face;

•	risks that relate to our investments and other financial matters;

•	other risks, including risks that relate to our capitalization and the obstacles faced by anyone who may seek to acquire us; and

•	risks that relate to the LGI Combination in which LMI and UGC became our subsidiaries.

Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Factors Relating to Overseas Operations and Foreign Regulation

Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks.  Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	difficulties in staffing and managing international operations;

•	economic instability and related impacts on foreign currency exchange rates;

•	potentially adverse tax consequences;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	increases in taxes and governmental fees;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies; and

•	disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates.  Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than our respective functional currencies. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the Japanese yen and the euro due to the percentage of our U.S. dollar revenue that is derived from countries where these currencies are the functional currency. In addition, our operating results and financial condition are expected to be significantly impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint and other local currencies in Europe.

Our businesses are subject to risks of adverse regulation by foreign governments.  Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing eligibility rules and regulations, which vary by country. The provision of telephony services requires licensing from, or registration with, the appropriate regulatory authorities and entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce which could dampen the growth of the Internet access services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our businesses may already be licensed, and may require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. In some cases, ownership restrictions may apply to broadband communications and/or programming businesses. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses.

Businesses that offer multiple services, such as video distribution as well as Internet access and telephony, or both video distribution and programming content, are facing increased regulatory review from competition authorities in several countries in which we operate, with respect to their businesses and proposed business combinations. For example, the regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and in certain countries have imposed access obligations. Depending on the terms on which third parties are granted access to our distribution infrastructure for the delivery of video, audio, Internet or other services, those providers could compete with services similar to those which our businesses offer, which could lead to significant price competition and loss of market share.

When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities, which can block, impose conditions on, or delay an acquisition.

We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations.  Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including debt covenants, availability of financing, the prevalence of complex ownership structures among potential targets and government regulation. In addition, we have faced increased competition for potential acquisition targets, primarily from private equity funds. Even if we were successful in acquiring new businesses, the integration of new businesses may present significant costs and challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating personnel, networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.

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

We may have to pay U.S. taxes on earnings of certain of our foreign subsidiaries regardless of whether such earnings are actually distributed to us, and we may be limited in claiming foreign tax credits; since substantially all of our revenue is generated through foreign investments, these tax risks could have a material adverse impact on our effective income tax rate, financial condition and liquidity.  Certain foreign corporations in which we have interests, particularly those in which we have controlling interests, are considered to be “controlled foreign corporations” under U.S. tax law. In general, our pro rata share of certain income earned by our subsidiaries that are controlled foreign corporations during a taxable year when such subsidiaries have current or accumulated earnings and profits will be included in our income when the income is earned, regardless of whether the income is distributed to us. This income, typically referred to as “Subpart F income”, generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. In addition, a

U.S. stockholder of a controlled foreign corporation may be required to include in income its pro rata share of the controlled foreign corporation’s increase for the year in current or accumulated earnings and profits (other than Subpart F income) invested in U.S. property, regardless of whether the U.S. stockholder received any actual cash distributions from the controlled foreign corporation. Since we are investors in foreign corporations, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, we cannot assure you that we will be able to do so or that any of such measures will not be challenged.

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

Our digital migration project in The Netherlands may not generate anticipated levels of incremental revenue.  In our digital migration or D4A project, we provide a digital interactive television box and digital entry-level video service at no incremental charge to the analog rate during a promotional period to those analog customers who accept delivery of the digital box and agree to accept the services. After the promotional period, the subscriber may elect to return the box and discontinue the service or to continue the service by paying an incremental fee over the analog rate. The promotional period was for six months during 2006 and will be for three months during 2007. Further incremental revenue would be generated as we offer additional tiers of services and additional box functionality for additional fees. Failure to achieve sufficient levels of customer acceptance of our digital product or to generate sufficient incremental revenue from those customers who do subscribe to our digital service may adversely affect the operating results of our Netherlands operating segment and the return on our investment in this project.

Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.  Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers.  The markets for cable television, broadband Internet access and telecommunications in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from other cable television service providers, DTH service providers, DTT broadcasters and video provided over FTTH networks or using DSL technology, among others. Our operating businesses in The Netherlands, Switzerland and Japan are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators. Our operating businesses in Central and Eastern Europe are facing increasing competition from other DTH providers. In the provision of telephone and broadband Internet access services, we primarily compete with the incumbent telecommunications operators in each country in which we operate. These operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers as well as advances in wireless technology, such as WiMax, may improve the attractiveness of our competitor’s products and services and strengthen their competitive position.

The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities and movies.

We expect the level and intensity of competition to increase in the future from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in communications technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition may result in increased customer churn, reduce the rate of customer acquisition and lead to significant price competition, in each case resulting in decreases in cash flows, operating margins and profitability. The inability to compete effectively may result in the loss of subscribers, and our revenue and stock price may suffer.

We may not be able to obtain attractive programming at reasonable cost for our digital video services, thereby lowering demand for our services.  We rely on programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital video services on satisfactory terms or at all in order to offer compelling digital video services. This may reduce demand for our services, thereby lowering our future revenue. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. This could further lower revenue and profitability. In addition, must-carry requirements may consume channel capacity otherwise available for other services.

Factors Relating to Certain Financial Matters

We may not report net earnings.  We reported losses from continuing operations of $334.0 million and $59.6 million during 2006 and 2005, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or at all.

We may not freely access the cash of our operating companies.  Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be subject to onerous tax consequences. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.

Certain of our subsidiaries are subject to various debt instruments that contain restrictions on how we finance our operations and operate our businesses, which could impede our ability to engage in beneficial transactions.  Certain of our subsidiaries are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other upstream distributions;

•	make investments;

•	transfer, sell or dispose of certain assets, including subsidiary stock;

•	merge or consolidate with other entities;

•	engage in transactions with us or other affiliates; or

•	create liens on their assets.

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

We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries.  We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to EURIBOR, LIBOR, TIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will continue to be able to do so at a reasonable cost.

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects.  We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 22 to our consolidated financial statements). At December 31, 2006, our total consolidated outstanding debt and capital lease obligations was $12.2 billion, of which $1,384.9 million is due over the next 12 months. While we currently believe we will have the financial resources to meet our financial obligations when they come due, we cannot anticipate what our future condition will be. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt financing will be available on terms that are as favorable as the terms of our existing debt. During 2006, we used our available liquidity to purchase $1,756.9 million of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.

We are subject to increasing operating costs and inflation risks which may adversely affect our earnings.  While our operations attempt to increase our subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material.

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

Other Factors

The loss of certain key personnel could harm our business.  We have experienced employees at both the corporate and operational levels who possess substantial knowledge of our business and operations. We cannot assure you that we will be successful in retaining their services or that we would be successful in hiring and training suitable replacements without undue costs or delays. As a result, the loss of any of these key employees could cause significant disruptions in our business operations, which could materially adversely affect our results of operations.

John C. Malone has significant voting power with respect to corporate matters considered by our stockholders.  John C. Malone beneficially owns outstanding shares of our common stock representing 25% of our aggregate voting power as of February 16, 2007. Including stock options held by Mr. Malone, the voting power of the shares beneficially owned by him was 30.7% at that date. By virtue of Mr. Malone’s voting power in our company, as well as his position as our Chairman of the Board, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.  Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to 10 votes per share; a Series A that entitles the holders to one vote per share; and a Series C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 80% of its voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation or bylaws; and

•	the existence of authorized and unissued stock, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

During 2006, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.

Our subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

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

Cignal.  On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court in Amsterdam, The Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal is scheduled for May 22, 2007.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the initial public offering was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest, are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings.

Class Action Lawsuits Relating to the LGI Combination.  Since January 18, 2005, 21 lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit has been filed in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court, pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in, and naming the same defendants named in, the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price paid in connection with the LGI Combination and intend to vigorously defend this action.

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

We have three series of common stock, LGI Series A, LGI Series B and LGI Series C, which trade on the Nasdaq National Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. Regular way trading in LGI Series A, Series B and Series C common stock began on June 8, 2004. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2006
First quarter	$22.49	$18.21	$22.74	$19.05	$21.11	$17.43
Second quarter	$23.80	$20.17	$24.18	$19.94	$23.25	$19.54
Third quarter	$26.04	$20.33	$26.00	$20.85	$25.45	$19.87
Fourth quarter	$29.33	$25.04	$29.39	$25.05	$28.19	$24.31
Year ended December 31, 2005
First quarter	$24.50	$21.81	$26.33	$23.76	$23.56	$21.12
Second quarter	$24.86	$20.86	$26.10	$22.89	$23.62	$20.27
Third quarter	$27.35	$23.40	$29.00	$24.92	$26.38	$22.39
Fourth quarter	$27.20	$21.66	$29.36	$22.15	$26.01	$20.60

Holders

As of February 16, 2007, there were 2,746, 144 and 2,870 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder).

Dividends

We have not paid any cash dividends on LGI Series A, Series B and Series C common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock, although credit facilities to which certain of our subsidiaries are parties would restrict our ability to access their cash for, among other things, our payment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

None were purchased during the fourth quarter of 2006.

Item 6.	SELECTED FINANCIAL DATA

The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of LMI’s predecessor, LMC International, for periods prior to the June 7, 2004 spin off transaction, whereby LMI’s common stock was distributed on a pro rata basis to Liberty Media’s stockholders as a dividend, and (ii) LGI (as the successor to LMI) and its consolidated subsidiaries for periods following such date. Upon consummation of the spin off, LGI became the owner of the assets that comprise LMC International. The following selected financial data was derived from the audited consolidated financial statements of LGI and its predecessors as of December 31, 2006, 2005, 2004 and 2003 and for the each of the four years ended December 31, 2006. Data for 2002 has been derived from unaudited information. This information is only a summary, and should be read together with our consolidated financial statements included elsewhere herein.

	December 31,
	2006(1)	2005(1)	2004(2)	2003	2002
	amounts in millions

Summary Balance Sheet Data:
Investment in affiliates	$1,062.7	$789.0	$1,865.6	$1,740.6	$1,145.4
Other investments	$477.6	$569.0	$838.6	$450.1	$187.8
Property and equipment, net	$8,136.9	$7,991.3	$4,303.1	$97.6	$89.2
Intangible assets (including goodwill), net	$11,698.0	$10,839.9	$3,280.6	$693.5	$696.1
Total assets	$25,569.3	$23,378.5	$13,702.4	$3,687.0	$2,800.9
Debt and capital lease obligations, including current portion	$12,230.1	$10,115.0	$4,992.7	$54.1	$35.3
Stockholders’ equity	$7,247.1	$7,816.4	$5,237.1	$3,418.6	$2,708.9

	Year ended December 31,
	2006(1)	2005(1)	2004(2)	2003	2002
	amounts in millions, except per share amounts

Summary Statement of Operations Data:
Revenue	$6,487.5	$4,517.3	$2,112.8	$108.4	$100.3
Operating income (loss)	$352.3	$250.1	$(275.8)	$(1.5)	$(39.1)
Share of results of affiliates, net	$13.0	$(23.0)	$38.7	$13.7	$(331.2)
Earnings (loss) from continuing operations(3)	$(334.0)	$(59.6)	$7.0	$20.9	$(329.9)
Earnings (loss) from continuing operations per common share (pro forma for spin off in 2004 and 2003)(4)	$(0.76)	$(0.14)	$0.02	$0.07	N/A

(1)	Prior to 2005, we accounted for our interest in Super Media/J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. In addition, on June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LMI did not already own and LMI and UGC each became wholly owned subsidiaries of LGI. We also completed a number of other acquisitions during 2006 and 2005. For additional information, see note 5 to our consolidated financial statements.

(2)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J:COM and Jupiter TV. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled our company to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our consolidated financial position and results of operations since January 1, 2004. For additional information regarding the consolidation of UGC and other 2004 acquisitions, see note 5 to our consolidated financial statements.

(3)	Our net loss in 2002 included our share of UGC’s net losses of $190.2 million. Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when our carrying value was reduced to zero in 2002. In addition, our net loss in 2002 included $247.4 million of other-than-temporary declines in fair values of investments.

(4)	Earnings per common share amounts for 2004 and 2003 were computed assuming that the shares issued in the spin off were outstanding since January 1, 2003. For additional information, see note 3 to our consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2006, 2005 and 2004.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements, our off balance sheet arrangements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risks that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2006.

Overview

We are an international broadband communications provider of video, voice and broadband Internet access services with consolidated broadband operations at December 31, 2006 in 16 countries (excluding Belgium — see note 7 to our consolidated financial statements). Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries, UPC Holding and LG Switzerland, we provide broadband communications services in 10 European countries (excluding Belgium). LG Switzerland holds our 100% ownership in Cablecom, a broadband communications operator in Switzerland. The broadband communications operations of UPC Holding and LG Switzerland are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in J:COM, we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide broadband communications services in Chile. We also have (i) consolidated DTH satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to certain of our broadband operations, primarily in Europe.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2006, our consolidated subsidiaries (excluding UPC Belgium) owned and operated networks that passed 27.6 million homes and served 19.4 million revenue generating units (RGUs), consisting of 12.9 million video subscribers, 3.8 million broadband Internet subscribers and 2.7 million telephony subscribers.

As a result of the June 15, 2005 consummation of the LGI Combination, our ownership interest in UGC, the ultimate parent of UPC Holding and VTR prior to the LGI Combination, increased from 53.4% to 100%. At December 31, 2006, we owned an indirect 36.6% interest in J:COM through our 58.7% controlling interest in Super Media and Super Media’s 62.5% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to that date we used the equity method to account for our investment in Super Media/J:COM.

In addition to the LGI Combination and the consolidation of Super Media/J:COM, we have completed a number of acquisitions that have expanded our footprint and the scope of our business. In Europe, our recent acquisitions include:

(i)	PHL, the immediate parent of Chorus Communications Limited (Chorus), a broadband communications provider in Ireland, on May 20, 2004;

(ii)	a controlling interest in Zonemedia, a video programming company in Europe, on January 7, 2005;

(iii)	NTL Ireland, a broadband communications provider in Ireland, on May 9, 2005 (as further described below);

(iv)	Telemach, a broadband communications provider in Slovenia, on February 10, 2005;

(v)	Astral, a broadband communications provider in Romania, on October 14, 2005;

(vi)	Cablecom, a broadband communications provider in Switzerland on October 24, 2005;

(vii)	IPS, an indirect subsidiary of Chellomedia that provides thematic television channels in Spain and Portugal, on November 23, 2005;

(viii)	INODE, an unbundled DSL provider in Austria, on March 2, 2006; and

(ix)	Karneval, a broadband communications provider in the Czech Republic, on September 18, 2006 (as further described below).

UPC Ireland, through its contractual relationship with MS Irish Cable and MSDW Equity, began consolidating NTL Ireland effective May 1, 2005 for financial reporting purposes, and on December 12, 2005, UPC Ireland acquired a 100% interest in NTL Ireland through its acquisition of MS Irish Cable from MSDW Equity. In the following discussion and analysis of our results of operations, we collectively refer to the May 9, 2005 consolidation and the December 12, 2005 acquisition of NTL Ireland as the “acquisition” of NTL Ireland, with such acquisition considered to be effective as of May 1, 2005 for purposes of comparing our 2006, 2005 and 2004 operating results.

In connection with Unite Holdco’s September 18, 2006 acquisition of Karneval, Liberty Global Europe, through its August 9, 2006 agreements with AIL and Deutsche, began consolidating Unite Holdco effective September 30, 2006 for financial reporting purposes. On December 28, 2006, following the receipt of regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco and settled the total return swap agreements with each of AIL and Deutsche. In the following discussion and analysis of our results of operations, we collectively refer to the September 18, 2006 consolidation and the December 28, 2006 acquisition of Karneval as the “acquisition” of Karneval, with such acquisition considered to be effective as of September 30, 2006 for purposes of comparing our 2006 and 2005 operating results.

In Japan, J:COM acquired (i) a 92% ownership interest in J:COM Chofu Cable on February 25, 2005, (ii) a 100% interest in J:COM Setamachi on September 30, 2005 and (iii) a controlling interest in Cable West on September 28, 2006. J:COM Chofu Cable, J:COM Setamachi and Cable West are broadband communications providers in Japan.

On April 13, 2005, VTR acquired a controlling interest in Metrópolis, a broadband communications provider in Chile. In connection with this transaction, UGC’s ownership interest in VTR decreased from 100% to 80%.

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

On December 31, 2006 we completed the sale of our operations in Belgium to Telenet. Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation. See note 7 to our consolidated financial statements.

As further discussed in note 6 to our consolidated financial statements, our consolidated financial statements have been reclassified to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and cash flows that we present and discuss are those of our continuing operations.

From a strategic perspective, we are seeking to build broadband and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined below and in note 22 to our consolidated financial statements). Therefore, we seek to acquire entities that have strong growth potential at prudent prices and sell businesses that we believe do not meet this profile. We also seek to leverage the reach of our broadband distribution systems to create new content opportunities in order to increase our distribution presence and maximize operating efficiencies. As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

From an operational perspective, we focus on achieving organic revenue growth in our broadband communications operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. (As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations and acquisitions.) While we seek to obtain new customers, we also seek to increase the average revenue we receive from each household by increasing the penetration of our digital video, broadband Internet and telephony services with existing customers through product bundling and upselling or by migrating analog video customers to digital video services that include various incremental service offerings, as described below. We plan to continue to employ this strategy to achieve organic revenue and RGU growth in 2007. Although we continue to believe that demand for our service offerings is strong, our ability to sustain our current level of organic revenue and RGU growth in future periods may be impacted by competitive, technological or regulatory developments outside of our control. Moreover, our ability to maintain or increase our monthly subscription fees for our service offerings is limited by competitive and, to a lesser extent, regulatory factors. As such, we expect that most of our organic revenue growth in 2007 will be attributable to RGU growth.

Including the effects of acquisitions, our continuing operations added a total of 2.5 million RGUs during 2006. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added total RGUs of 1.6 million during 2006. Most of our organic RGU growth is attributable to the growth of our broadband Internet access services and digital telephony (primarily through voice-over-Internet-protocol or VoIP), as significant increases in digital video RGUs were largely offset by declines in analog video RGUs.

Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in some markets, incremental service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), personal video recorders and high definition television services.

We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of broadband Internet access service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in Austria, Chile, Czech Republic, Hungary, Ireland, Japan, The Netherlands, Poland, Puerto Rico, Romania, Slovak Republic, and Switzerland, primarily over our broadband networks. In Austria, Chile, Hungary, Ireland, Japan and The Netherlands, we provide circuit switched telephony services and voice-over-Internet-protocol, or “VoIP” telephony services. Telephony services in the remaining countries are provided using VoIP technology. In select markets, we also offer mobile telephony services using third party networks.

The video, telephony and broadband Internet access businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. As video, telephony and broadband Internet access technology changes and competition increases, we may need to increase our capital expenditures to further upgrade our systems to remain competitive in markets that might be impacted by the introduction of new technology. No assurance can be given that any such future upgrades could be expected to generate a positive return or that we would have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

Results of Operations

In addition to the Discussion and Analysis of our Historical Operating Results, we have also included an analysis of our operating results based on the approach we use to analyze our reportable segments. This approach includes J:COM’s revenue, operating expenses, SG&A expenses and operating cash flow on a consolidated basis during 2004, notwithstanding the fact that we used the equity method to account for J:COM during 2004. As further described below, we believe that the Discussion and Analysis of our Reportable Segments that appears below provides a more meaningful basis for comparing our revenue, operating expenses and SG&A expenses than does our historical discussion. The Discussion and Analysis of our Historical Operating Results immediately follows the Discussion and Analysis of our Reportable Segments.

The comparability of our operating results during 2006, 2005 and 2004 is affected by acquisitions, including (i) our acquisitions of INODE and Karneval, and J:COM’s acquisition of Cable West during 2006, (ii) our consolidation of J:COM, our acquisitions of Cablecom, NTL Ireland, Astral, Austar, IPS, Telemach, Zonemedia and Metrópolis, and J:COM’s acquisitions of Chofu Cable and J:COM Setamachi during 2005, and (iii) our acquisition of Chorus during 2004. As we have consolidated UGC since January 1, 2004, the primary effect of the LGI Combination for periods following the June 15, 2005 transaction date has been an increase in depreciation and amortization expense as a result of the application of purchase accounting. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the Japanese yen and the euro. In this regard, 29.4% and 28.5% of our U.S. dollar revenue during 2006 was derived from subsidiaries whose functional currency is the Japanese yen and the euro, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

At December 31, 2006, we owned, an indirect 36.6% interest in J:COM that we hold through our interest in Super Media, an 80% interest in VTR and a 53.4% interest in Austar (which we report in our corporate and other category for segment reporting purposes). However, as we control Super Media/J:COM, VTR, and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations. The minority owners’ interests in the operating results of J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net, in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo, the other member of Super Media, effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for our investment in J:COM during 2004. The revenue, operating expenses, SG&A expenses and operating cash flow of J:COM for 2004 is then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis.

All of the reportable segments set forth below provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide CLEC and other business-to-business communications (B2B) services. During 2006, our operating segments in the UPC Broadband Division provided services in 11 European countries, including our operations in Belgium, which we sold to Telenet on December 31, 2006. Other Western Europe included our operating segments in Ireland and Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) certain less significant operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represents the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing systems, network operations, technology, marketing, facilities, finance, legal and other administrative costs. During 2005 and 2004, the UPC Broadband Division’s central and corporate costs included certain programming costs that were considered to be in excess of market rates. Prior to July 1, 2006, our CLEC operations in The Netherlands and Austria were owned and managed by our indirect subsidiary, Priority Telecom, and included in our corporate and other category for purposes of segment reporting. Effective July 1, 2006, we integrated the Priority Telecom CLEC operations in The Netherlands and Austria with our existing operations in each country and began reporting these CLEC operations as components of our reportable segments in The Netherlands and Austria, respectively. Segment information for all periods presented has been restated to reflect the above-described changes and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 22 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for 2006, as compared to 2005, and 2005, as compared to 2004. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.

We also provide a table showing the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments for 2006, 2005 and 2004 at the end of this section.

As discussed above, acquisitions have significantly affected the comparability of the results of operations of our reportable segments. For additional information, see the discussion under Overview above and note 5 to our consolidated financial statements.

Revenue of our Reportable Segments

Revenue — Years ended December 31, 2006 and 2005

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$923.9	$857.3	$66.6	7.8	6.7
Switzerland	771.8	122.1	649.7	532.1	505.0
Austria	420.0	329.0	91.0	27.7	26.3
Other Western Europe	306.4	228.2	78.2	34.3	31.6

Total Western Europe	2,422.1	1,536.6	885.5	57.6	54.2

Hungary	307.1	281.4	25.7	9.1	14.8
Other Central and Eastern Europe	578.1	370.3	207.8	56.1	48.5

Total Central and Eastern Europe	885.2	651.7	233.5	35.8	34.0

Central and corporate operations	17.9	3.3	14.6	442.4	418.5

Total UPC Broadband Division	3,325.2	2,191.6	1,133.6	51.7	48.7
J:COM (Japan)	1,906.3	1,662.1	244.2	14.7	21.2
VTR (Chile)	558.9	444.2	114.7	25.8	19.8
Corporate and other	768.3	264.2	504.1	190.8	189.1
Intersegment eliminations	(71.2)	(44.8)	(26.4)	(58.9)	(56.4)

Total consolidated LGI	$6,487.5	$4,517.3	$1,970.2	43.6	43.8

General.  Revenue derived by our broadband communications operating segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees and amounts received from CLEC and other B2B services. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers, excluding installation fees and mobile telephony revenue.

The Netherlands.  The Netherlands’ revenue increased $66.6 million or 7.8% during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations and an acquisition, The Netherlands’ revenue increased $51.3 million or 6.0%. This increase is attributable to an increase in subscription revenue and, to a lesser extent, higher non-subscription revenue.

The increase in subscription revenue during 2006 is due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by a decline in average video RGUs. The decline in average video RGUs includes a decline in average analog video RGUs that was not fully offset by a gain in digital video RGUs. The decline in average video RGUs is due largely to the effects of competition. A slight increase in the average monthly subscription revenue received per RGU (ARPU) also contributed to the increase, as the positive effects of (i) a January 2006 rate increase for analog video services and (ii) an increase of $6.6 million, due primarily to the release of deferred revenue (including $4.8 million of deferred revenue that was released during the fourth quarter of 2006) in connection with rate settlements with certain municipalities, were largely offset by the following negative factors:

•	a decrease in the average rates charged for digital video services due to price decreases during the fourth quarter of 2005 for pre-existing digital video subscribers to harmonize rates and promotional discounts implemented in connection with The Netherlands’ program to migrate analog video subscribers to digital video services (as discussed below);

•	an increase in discounting in connection with campaigns designed to promote product bundling;

•	a decrease in ARPU from broadband Internet services due to a higher proportion of customers selecting lower-priced tiers and competitive factors; and

•	a decrease in ARPU from telephony services due to competitive factors and lower call volumes.

As discussed below, we would expect our video services revenue to be positively impacted to the extent that new subscribers to our digital video services are retained beyond the applicable promotional period.

The increase in The Netherlands’ non-subscription revenue during 2006 is due primarily to increases in revenue from B2B services, mobile telephony services (including mobile handset sales) and interconnect fees, partially offset by lower revenue from installation fees. Revenue from B2B services, after taking into account intercompany eliminations, contributed $13.8 million to the increase in The Netherlands’ non-subscription revenue during 2006. Revenue from mobile telephony services was higher in 2006 primarily because such services were not offered by The Netherlands until the third quarter of 2005. The lower installation fees are principally related to a higher percentage of customers performing self-installations.

In October 2005, we initiated a program to migrate over time The Netherlands’ analog video cable customers to digital video service, which we refer to as the “digital-for-all” or “D4A” program. In the D4A program, we provide the customer with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. Effective January 1, 2007, this promotional pricing period was reduced from six months to three months. To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, The Netherlands’ ARPU from video services will be positively impacted. As of December 31, 2006, the promotional pricing period had elapsed for over 50% of The Netherlands’ digital video subscribers. Although we have had only limited experience monitoring the disconnect patterns of this group of digital video subscribers, we are not seeing significant increases in subscriber disconnects in the initial weeks and months following the date that the promotional pricing period elapses. However, due to the relatively short time frame that these digital video subscribers have been retained beyond the promotional pricing period, these results are not necessarily an accurate indication of future subscriber retention rates.

The Netherlands has incurred significantly higher operating, marketing and other costs during 2006 as compared to 2005, in connection with the D4A program. Although a portion of these costs vary with our subscriber migration efforts, some costs, such as programming, vary with our digital video subscriber base and others remain somewhat fixed relative to our digital subscriber base. We are continually evaluating our approach to the D4A program in an attempt to determine the most cost-effective way to convert analog video subscribers to digital video subscribers. During the second half of 2006, we added a lower number of digital video RGUs as compared to the first half of 2006. This decline is principally associated with the adoption of a more selective approach to distributing digital interactive television boxes to subscribers. As a result of the adoption of this more selective approach, we expect a more gradual pacing of our D4A program in future quarters. As the pace of our digital video RGU additions slows, we expect that we will experience accompanying reductions in certain capital expenditures and operating, marketing and other costs. As we cannot predict with certainty (i) the percentage of new digital video subscribers that will be retained after the promotional period has elapsed, (ii) the percentage of current analog subscribers that ultimately will be successfully migrated to the digital video service, and (iii) the amount of fixed and variable costs related to digital video services that The Netherlands will incur over the life of the D4A program and in the following periods, no assurance can be given as to the impact of this program on The Netherlands’ future operating results.

The rates charged for The Netherlands’ analog video services are subject to rate regulation. For a description of recent regulatory developments in The Netherlands, see note 21 to our consolidated financial statements. Adverse outcomes from regulatory initiatives could have a significant negative impact on our ability to maintain or increase revenue in The Netherlands.

Switzerland.  Switzerland’s revenue increased $649.7 million or 532.1% during 2006, as compared to 2005. This increase includes a $576.0 million increase that is attributable to the impact of the October 2005 Cablecom acquisition. Excluding the effects of foreign exchange rate fluctuations and the Cablecom acquisition, Switzerland’s revenue increased $40.6 million or 33.3%, including organic growth that occurred during the ten months ended October 31, 2006. Most of this increase is attributable to an increase in subscription revenue as the number of average broadband Internet, telephony and video RGUs was higher in 2006 as compared to 2005. ARPU increased slightly during 2006, as the positive effects of a January 2006 price increase for analog video services and a higher proportion of subscribers selecting digital video services over analog video services were only partially offset by lower ARPU from telephony and broadband Internet services. ARPU from telephony service decreased during 2006 primarily due to the impact of competitive factors. ARPU from broadband Internet services decreased during 2006 primarily due to customers selecting lower-priced tiers of service. Excluding organic revenue growth that occurred during the ten months ended October 31, 2006, Switzerland’s revenue increased 16.5% during the two months ended December 31, 2006, as compared to the corresponding prior year period in which we owned Cablecom. Due in part to the fact that we do not expect to increase our rates for analog video services in Switzerland during 2007, we expect that Switzerland’s revenue growth rate during 2007 will decline to a rate that will range from 8% to 10%.

Austria.  Austria’s revenue increased $91.0 million or 27.7% during 2006, as compared to 2005. This increase includes a $73.7 million increase that is attributable to the impact of the March 2006 INODE acquisition. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $13.0 million or 3.9%. The majority of this increase is attributable to an increase in subscription revenue, as the positive effects of higher average RGUs were partially offset by a slight decline in ARPU. The increase in average RGUs during 2006 is attributable to a significant increase in the average number of broadband Internet RGUs, as a small increase in the average number of telephony RGUs largely offset a small decrease in the average number of video RGUs. The slight decline in ARPU during 2006 is attributable to lower ARPU from broadband Internet and telephony services, primarily as a result of an increase in discounting due to competitive factors. In addition, ARPU from telephony services decreased due to (i) the 2006 introduction in Austria of VoIP telephony services, which generally are priced slightly lower than Austria’s circuit switched telephony service and (ii) lower telephony call volume resulting from increased customer usage of off-network calling plans. These negative factors were partially offset by the positive impact of a January 2006 rate increase for analog video services and an increase in subscribers selecting premium digital services. Telephony revenue in Austria decreased somewhat during 2006, as the negative effect of the decrease in telephony ARPU more than offset the positive impact of higher average telephony RGUs. Increases in revenue from B2B services, installation fees and other non-subscription revenue also contributed to the increase in Austria’s revenue.

Other Western Europe.  Other Western Europe’s revenue increased $78.2 million or 34.3% during 2006 as compared to 2005. This increase includes a $47.8 million increase that is attributable to the May 2005 NTL Ireland acquisition. Excluding the effects of the NTL Ireland acquisition and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $24.3 million or 10.6%. Most of this increase is attributable to higher subscription revenue, as the number of average broadband Internet and video RGUs was higher in 2006 as compared to 2005. A slight increase in ARPU also contributed to the increase in subscription revenue, as the positive impact of a January 2006 rate increase for analog video services in Ireland was only partially offset by the negative effects of (i) higher discounting due to competitive factors and (ii) an increase in the proportion of subscribers selecting lower-priced broadband Internet tiers.

Hungary.  Hungary’s revenue increased $25.7 million or 9.1% during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations, Hungary’s revenue increased $41.6 million or 14.8%. This increase is attributable to an increase in subscription revenue that was only partially offset by a decrease in telephony transit revenue, as discussed below. Most of this increase in subscription revenue is attributable to increases in the average number of broadband Internet, telephony and DTH RGUs and, to a lesser extent, analog video RGUs. An increase in ARPU also contributed to the increase in subscription revenue as the positive effect of a January 2006 rate increase for analog video services was only partially offset by the negative impacts on ARPU of (i) an increase in discounting due to competitive factors, (ii) a higher proportion of customers selecting lower-priced broadband Internet tiers, (iii) growth in Hungary’s VoIP telephony services, which generally are priced lower than Hungary’s circuit switched telephony services, and (iv) lower telephony call volume. During each of the last three quarters of 2006, Hungary experienced slight organic declines in video RGUs, primarily due to the effects of competition from an alternative DTH provider. As noted above, Hungary’s comparatively low-margin telephony transit service revenue decreased by $10.3 million during 2006, as compared to 2005. This decrease is due to a lower volume of transit traffic since late 2005, when certain alternative providers of telecommunications services began directly interconnecting with traditional telecommunications networks, bypassing Hungary’s broadband networks.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $207.8 million or 56.1% during 2006, as compared to 2005. This increase includes a $113.6 million increase that is attributable to the aggregate impact of the October 2005 Astral and the February 2005 Telemach acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $64.4 million or 17.4% during 2006. This increase is attributable to an increase in subscription revenue, as the number of average RGUs was higher in 2006 as compared to 2005. Higher ARPU during 2006 also contributed to the increase in subscription revenue. The growth in RGUs during 2006 is attributable to increases in the average number of broadband Internet, video and telephony RGUs, with most of the broadband Internet growth occurring in Poland, Romania and the Czech Republic, most of the video growth occurring in the Czech Republic and Romania, and most of the telephony growth attributable to the expansion of VoIP telephony services in Poland and Romania. ARPU increased during 2006 as the positive effects of rate increases for video services in certain countries and an increase in the number of customers selecting premium video services in Romania more than offset the negative effects of a higher proportion of broadband Internet subscribers selecting lower-priced tiers and higher discounting related to increased competition. During 2006, we have experienced increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from an alternative DTH provider that is competing with us in most of our Central and Eastern European markets. In the Slovak Republic, increased competition and other factors have resulted in the loss of a number of multi-channel multi-point (microwave) distribution system (MMDS) RGUs during 2006.

J:COM (Japan).  J:COM’s revenue increased $244.2 million or 14.7% during 2006, as compared to 2005. This increase includes a $139.8 million increase that is attributable to the aggregate impact of the September 2006 Cable West, February 2005 J:COM Chofu Cable and the September 2005 J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $212.1 million or 12.8%. Most of this increase is attributable to an increase in subscription revenue, primarily due to increases in the average number of J:COM’s telephony, broadband Internet and video RGUs during 2006. ARPU remained relatively constant, as the positive effects of an increased proportion of subscribers selecting digital video services over analog video services and higher-speed broadband Internet services over lower-speed alternatives were largely offset by the negative effects of an increase in product bundling discounts and lower telephony ARPU due to decreases in customer call volumes. Increases in construction services and advertising revenue and other non-subscription revenue also contributed to the increase in J:COM’s revenue.

VTR (Chile).  VTR’s revenue increased $114.7 million or 25.8% during 2006, as compared to 2005. This increase includes a $19.2 million increase attributable to the April 2005 Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $68.6 million or 15.5%. Most of this increase is attributable to an increase in subscription revenue, due primarily to growth in the average number of VTR’s broadband Internet, telephony and digital video RGUs. ARPU declined slightly during 2006, as the positive effects of (i) January and August 2006 inflation adjustments to rates for video services and (ii) an increase in the proportion of subscribers selecting digital video services over analog video services were more than offset by the negative impacts of an increase in product bundling and promotional discounts.

Revenue — Years ended December 31, 2005 and 2004

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2005	2004	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$857.3	$793.7	$63.6	8.0	8.0
Switzerland	122.1	—	122.1	N.M.	N.M.
Austria	329.0	313.2	15.8	5.0	4.9
Other Western Europe	228.2	86.1	142.1	165.0	167.6

Total Western Europe	1,536.6	1,193.0	343.6	28.8	28.7

Hungary	281.4	217.4	64.0	29.4	27.6
Other Central and Eastern Europe	370.3	252.3	118.0	46.8	35.5

Total Central and Eastern Europe	651.7	469.7	182.0	38.7	31.8

Central and corporate operations	3.3	1.2	2.1	175.0	200.0

Total UPC Broadband Division	2,191.6	1,663.9	527.7	31.7	29.7
J:COM (Japan)	1,662.1	1,504.7	157.4	10.5	13.5
VTR (Chile)	444.2	300.0	144.2	48.1	35.6
Corporate and other	264.2	165.7	98.5	59.4	60.2
Intersegment eliminations	(44.8)	(16.8)	(28.0)	(166.7)	(168.1)

Total LGI before elimination of equity affiliate	4,517.3	3,617.5	899.8	24.9	24.2

Elimination of equity affiliate (J:COM)	—	(1,504.7)	1,504.7	N.M.

Total consolidated LGI	$4,517.3	$2,112.8	$2,404.5	113.8

N.M. — Not Meaningful

The Netherlands.  The Netherlands’ revenue increased $63.6 million or 8.0% during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations and an acquisition, The Netherlands’ revenue increased $44.4 million or 5.6%. The majority of this increase is attributable to an increase in subscription revenue, due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by a decrease in average video RGUs. ARPU during 2005 increased as compared to 2004, as the positive impact of a rate increase in January 2005 for video services was only partially offset by the negative impact of decreases in ARPU from broadband Internet and telephony services due to competitive factors and an increase in the proportion of broadband Internet customers selecting lower priced tiers. The decrease in broadband Internet ARPU, which was only partially offset by an increase in average broadband Internet RGUs, resulted in a slight decrease in The Netherlands’ subscription revenue from broadband Internet services during 2005, as compared to 2004. Increases in revenue from B2B services and other non-subscription revenue also contributed to the increase in The Netherlands’ revenue.

In October 2005, we initiated a program to migrate substantially all of our analog video subscribers to digital video services in The Netherlands. For further information on The Netherlands’ D4A program, see above discussion under Revenue — Years ended December 31, 2006 and 2005 — The Netherlands.

Austria.  Austria’s revenue increased $15.8 million or 5.0% during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations, Austria’s revenue increased $15.4 million or 4.9%. Most of this increase is attributable to higher subscription revenue, due primarily to higher average broadband Internet RGUs during 2005. ARPU during 2005 increased slightly as compared to 2004, reflecting the net effect of (i) higher ARPU associated with rate increases in January 2005 for analog video services, (ii) lower ARPU from broadband Internet services reflecting competitive factors and an increase in the proportion of subscribers selecting lower tiered products and (iii) a decrease in ARPU from digital video services, primarily due to increased competition.

Other Western Europe.  Other Western Europe’s revenue increased $142.1 million or 165.0% during 2005, as compared to 2004. This increase includes a $128.5 million increase attributable to the aggregate impact of the Chorus and NTL Ireland acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Western Europe’s revenue increased $13.5 million or 15.8%.

Most of this increase is attributable to higher subscription revenue, due primarily to an increase in ARPU. The increase in ARPU is primarily attributable to increases in the proportion of video subscribers selecting the digital product. A slightly higher average number of broadband Internet and digital video RGUs also contributed somewhat to the increase in subscription revenue.

Hungary.  Hungary’s revenue increased $64.0 million or 29.4% during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations, Hungary’s revenue increased $59.9 million or 27.6%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of broadband Internet, DTH and telephony RGUs and, to a lesser extent, analog RGUs. Subscription revenue was also positively impacted by higher ARPU, due primarily to rate increases in January 2005 for video services. The increase in telephony RGUs was primarily driven by VoIP telephony sales. Increases in revenue from the comparatively low margin telephony transit service business and other non-subscription revenue also contributed to the increase in Hungary’s revenue.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $118.0 million or 46.8% during 2005, as compared to 2004. This increase includes a $51.8 million increase attributable to the aggregate impact of the Telemach and Astral acquisitions and another less significant acquisition. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $37.7 million or 14.9% during 2005, as compared to 2004. Most of this increase is due to an increase in subscription revenue attributable to growth in average RGUs and higher ARPU. The growth in RGUs during 2005 is primarily attributable to increases in the average number of broadband Internet and video RGUs, with most of the broadband Internet growth in Poland and the Czech Republic, and most of the video growth in Romania.

J:COM (Japan).  J:COM’s revenue increased $157.4 million or 10.5% during 2005, as compared to 2004. This increase includes a $29.9 million increase attributable to the aggregate impact of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $173.4 million or 11.5% during 2005, as compared to 2004. The increase is due to an increase in subscription revenue due primarily to increases in the average number of telephony, broadband Internet and video RGUs during 2005, as compared to 2004. ARPU remained relatively constant as the negative effects of a decrease in customer call volumes and an increase in the amount of bundling discounts were offset by the positive effects of increases in the proportion of subscribers selecting digital video services over analog video services and the higher-speed broadband Internet services over the lower-speed alternatives. Non-subscription revenue decreased slightly during 2005 as a decrease in installation revenue, due primarily to increased discounting, was partially offset by individually insignificant increases in other items.

VTR (Chile).  VTR’s revenue increased $144.2 million or 48.1% during 2005, as compared to 2004. This increase includes a $52.8 million increase attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $53.9 million or 18.0% during 2005, as compared to 2004. Most of the increase is attributable to higher subscription revenue, primarily due to growth in the average number of VTR’s broadband Internet, telephony and video RGUs. Higher overall ARPU also contributed to the increase.

Operating Expenses of our Reportable Segments

Operating expenses — Years ended December 31, 2006 and 2005

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$328.2	$288.7	$39.5	13.7	12.4
Switzerland	268.9	51.6	217.3	421.1	398.8
Austria	152.8	112.0	40.8	36.4	35.0
Other Western Europe	149.3	109.3	40.0	36.6	34.0

Total Western Europe	899.2	561.6	337.6	60.1	56.6

Hungary	116.8	119.7	(2.9)	(2.4)	2.9
Other Central and Eastern Europe	219.4	141.2	78.2	55.4	47.6

Total Central and Eastern Europe	336.2	260.9	75.3	28.9	27.1

Central and corporate operations	77.8	75.5	2.3	3.0	2.3

Total UPC Broadband Division	1,313.2	898.0	415.2	46.2	43.4
J:COM (Japan)	791.9	690.1	101.8	14.8	21.1
VTR (Chile)	240.1	190.3	49.8	26.2	20.0
Corporate and other	501.6	184.1	317.5	172.5	170.1
Intersegment eliminations	(71.9)	(43.2)	(28.7)	(66.4)	(64.7)

Total operating expenses excluding stock-based compensation expense	2,774.9	1,919.3	855.6	44.6	44.7

Stock-based compensation expense	7.0	9.9	(2.9)	(29.3)

Total consolidated LGI	$2,781.9	$1,929.2	$852.7	44.2

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Historical Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses increased $415.2 million or 46.2% during 2006, as compared to 2005. This increase includes a $329.0 million increase attributable to the aggregate impact of the Karneval, Cablecom, NTL Ireland, Astral, INODE and Telemach acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $60.7 million or 6.8%, primarily due to the net effect of the following factors:

•	An increase in direct programming and copyright costs of $20.3 million or 7.7% during 2006, representing the net effect of (i) a $29.1 million increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms and, to a lesser extent, higher rates charged by certain content providers, and (ii) an $8.8 million decrease related to the termination of an unfavorable programming contract in May 2005;

•	An increase in telephony network usage and hosting costs of $14.1 million or 39.3% during 2006, primarily related to an increase in overall call volumes in The Netherlands;

•	An increase in network related expenses of $8.5 million or 8.3% during 2006, primarily attributable to higher maintenance costs, primarily in The Netherlands, and an increase in the costs required to support the higher level of average RGUs during 2006, as compared to 2005;

•	An increase in salaries and other staff related costs of $7.2 million or 4.4% during 2006, primarily reflecting (i) increased overall staffing levels, including the replacement of temporary personnel and external contractors with full-time employees, particularly in the customer care and customer operations areas and (ii) annual wage increases. These increases were partially offset by a lower number of full-time employees in Switzerland, cost savings in Ireland related to the integration of NTL Ireland and Chorus, and higher levels of labor costs allocated to certain capital projects, including projects associated with The Netherlands’ D4A program and various information technology initiatives. The increased staffing levels are necessary to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls received by customer care centers in The Netherlands and elsewhere due to increases in digital video, broadband Internet and telephony subscribers. On a per subscriber basis, these services typically generate more calls than our analog video service;

•	The Netherlands’ D4A program, which was launched in October 2005; and

•	increased customer service standard levels.

•	A $6.9 million decrease (including a $6.1 million decrease during the fourth quarter of 2006) resulting from The Netherlands’ release of accruals during 2006 in connection with the resolution of certain operational contingencies;

•	An increase in bad debt expense of $6.4 million during 2006, due primarily to higher revenue from our increasing subscriber base; and

•	Other individually insignificant increases during 2006, including increases in the cost of mobile handsets sold in The Netherlands, and increases in general facilities, outsourced labor and consultancy, information technologies, postage, travel and other costs associated with the increased scope of the UPC Broadband Division’s business.

As discussed under Revenue of our Reportable Segments — Years ended December 31, 2006 and 2005 — The Netherlands above, we have incurred significant operating costs during 2006 and, to a lesser extent, 2005 in connection with The Netherlands’ D4A program.

J:COM (Japan).  J:COM’s operating expenses increased $101.8 million or 14.8%, during 2006, as compared to 2005. This increase includes a $30.9 million increase that is attributable to the aggregate impact of the Cable West, J:COM Chofu Cable, J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $114.7 million or 16.6%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes (i) an increase of $46.7 million in programming and related costs as a result of growth in the number of digital video customers, (ii) an increase in the costs incurred by J:COM in connection with construction services provided by J:COM to affiliates and third parties, (iii) increases in network operating expenses, maintenance and technical support costs, (iv) increases in salaries and other staff related costs and (v) other individually insignificant items.

VTR (Chile).  VTR’s operating expenses increased $49.8 million or 26.2%, during 2006, as compared to 2005. This increase includes an $11.1 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses increased $27.0 million or 14.2%. This increase, which is primarily attributable to growth in VTR’s subscriber base, is primarily the result of increases in customer care, technical support, labor, telephony and broadband Internet access charges and programming costs.

  Operating expenses — Years ended December 31, 2005 and 2004

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2005	2004	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division
The Netherlands	$288.7	$231.2	$57.5	24.9	25.1
Switzerland	51.6	—	51.6	N.M.	N.M.
Austria	112.0	107.3	4.7	4.4	4.3
Other Western Europe	109.3	38.6	70.7	183.2	186.1

Total Western Europe	561.6	377.1	184.5	48.9	49.1

Hungary	119.7	90.6	29.1	32.1	30.2
Other Central and Eastern Europe	141.2	100.6	40.6	40.4	29.3

Total Central and Eastern Europe	260.9	191.2	69.7	36.5	29.8

Central and corporate operations	75.5	86.4	(10.9)	(12.6)	(12.6)

Total UPC Broadband Division	898.0	654.7	243.3	37.2	35.3
J:COM (Japan)	690.1	621.0	69.1	11.1	14.4
VTR (Chile)	190.3	126.2	64.1	50.8	38.1
Corporate and other	184.1	99.4	84.7	85.2	86.1
Intersegment eliminations	(43.2)	(16.5)	(26.7)	(161.8)	(163.6)

Total LGI excluding stock-based compensation expense and before elimination of equity affiliate	1,919.3	1,484.8	434.5	29.3	28.7

Stock-based compensation expense	9.9	12.4	(2.5)	(20.2)
Elimination of equity affiliate (J:COM)	—	(621.0)	621.0	N.M.

Total consolidated LGI	$1,929.2	$876.2	$1,053.0	120.2

N.M. — Not Meaningful

UPC Broadband Division.  The UPC Broadband Division’s operating expenses increased $243.3 million or 37.2%, during 2005, as compared to 2004. This increase includes a $145.2 million increase that is attributable to the aggregate impact of the Cablecom, NTL Ireland, Chorus, Astral and Telemach acquisitions and another less significant acquisition. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $85.8 million or 13.1% during 2005, as compared to 2004, primarily due to the following factors:

•	Increases in direct programming and copyright costs of $17.9 million or 9.0% during 2005, representing the net effect of (i) a $47.9 million increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms and, to a lesser extent, higher rates charged by certain content providers, and (ii) a $30.0 million decrease related to the termination of an unfavorable programming contract in May 2005;

•	Increases in interconnect costs of $16.5 million or 28.9% during 2005, primarily due to growth in telephony transit service activity in Hungary and growth in VoIP telephony subscribers in The Netherlands, Hungary, Poland and Romania;

•	Increases in salaries and other staff related costs of $12.9 million or 10.3% during 2005, primarily reflecting increased staffing levels including increased use of temporary personnel, particularly in the customer care and customer operations areas, to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls per subscriber in The Netherlands and elsewhere that the increased proportion of digital video, broadband Internet and telephony subscribers give rise to compared to an analog video subscriber;

•	The Netherlands’ program to migrate subscribers from analog video to digital video services, which was launched in October 2005 and continued throughout 2006;

•	increased customer service standard levels; and

•	annual wage increases.

•	Increases in outsourced labor and consultancy fees of $11.0 million or 32.4% during 2005, driven by projects to increase service levels, network improvements and development of new products in certain of our operations, primarily the launch of the D4A program in The Netherlands;

•	Increases in network related expenses of $8.6 million or 10.8% during 2005, primarily driven by higher costs in The Netherlands and Hungary;

•	Increases in bad debt and collection expenses of $4.2 million during 2005, due largely to the significant increase in revenue; and

•	Other individually insignificant increases during 2005.

J:COM (Japan).  J:COM’s operating expenses increased $69.1 million or 11.1%, during 2005, as compared to 2004. This increase includes a $10.5 million increase that is attributable to the aggregate impact of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $78.7 million or 12.7% during 2005, as compared to 2004. This increase primarily is due to increases of (i) $23.7 million in salaries and other staff related costs as a result of increased staffing levels, (ii) $22.8 million in programming and related costs as a result of growth in the number of digital video customers and (iii) $11.0 million in telephony interconnect costs due primarily to growth in telephony customers. Increases in network operating expenses, maintenance and technical support costs associated with RGU growth and the expansion of J:COM’s network and the effects of other individually insignificant items accounted for the remaining increase.

VTR (Chile).  VTR’s operating expenses increased $64.1 million or 50.8%, during 2005, as compared to 2004. This increase includes a $30.6 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses increased $17.4 million or 13.8% during 2005, as compared to 2004. This increase, which is primarily attributable to growth in VTR’s subscriber base, includes (i) increases in labor and other staff related costs; (ii) increases in local and cellular access charges, due primarily to an increase in customer traffic, and in the case of local access charges, an increase in rates and (iii) increases in technical service and maintenance costs.

SG&A Expenses of our Reportable Segments

SG&A expenses — Years ended December 31, 2006 and 2005

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$143.8	$121.7	$22.1	18.2	16.8
Switzerland	149.2	26.9	122.3	454.6	430.8
Austria	71.5	51.3	20.2	39.4	37.6
Other Western Europe	53.1	38.5	14.6	37.9	34.9

Total Western Europe	417.6	238.4	179.2	75.2	70.9

Hungary	45.0	38.3	6.7	17.5	23.3
Other Central and Eastern Europe	92.2	60.9	31.3	51.4	42.9

Total Central and Eastern Europe	137.2	99.2	38.0	38.3	35.4

Central and corporate operations	146.3	131.4	14.9	11.3	9.9

Total UPC Broadband Division	701.1	469.0	232.1	49.5	46.2
J:COM (Japan)	375.8	335.7	40.1	11.9	18.3
VTR (Chile)	120.3	102.4	17.9	17.5	11.7
Corporate and other	178.5	104.9	73.6	70.2	69.8
Inter-segment eliminations	0.7	(1.6)	2.3	143.8	150.0

Total SG&A expenses excluding stock-based compensation expense	1,376.4	1,010.4	366.0	36.2	36.2

Stock-based compensation expense	63.0	49.1	13.9	28.3

Total consolidated LGI	$1,439.4	$1,059.5	$379.9	35.9

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal, marketing, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Historical Operating Results below.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses increased $232.1 million or 49.5%, during 2006 as compared to 2005. This increase includes a $162.4 million increase that is attributable to the aggregate impact of the Karneval, Cablecom, NTL Ireland, Astral, INODE, Telemach and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses increased $54.2 million or 11.6%, primarily due to the net effect of the following factors:

•	An increase in sales and marketing expenses and commissions of $32.4 million or 34.9% during 2006, reflecting the cost of marketing campaigns designed to promote the D4A program in The Netherlands, RGU growth (including campaigns designed to promote the growth of VoIP telephony services), product bundling and brand awareness;

•	An increase in salaries and other staff related costs of $19.7 million or 15.7% during 2006, reflecting (i) increased staffing levels in sales and marketing, finance and information technology functions, including the addition of full-time employees to replace temporary personnel and external contractors, (ii) increased costs related to new employee bonus plans that were implemented in 2006 and (iii) annual wage increases. These increases were partially offset by a lower number of full-time employees in Switzerland.

•	A decrease in outsourced labor and consulting fees of $7.6 million or 15.6% during 2006, primarily due to (i) lower fees attributable to our internal controls attestation process and (ii) the replacement of external consultants with full-time employees, particularly in our information technology department;

•	An increase in utilities and facilities costs of $4.5 million or 8.3% during 2006, primarily due to increased office space requirements related to headcount increases throughout the UPC Broadband Division and

•	Other individually insignificant increases during 2006, including increases in the cost of information technologies, travel and other costs associated with the increased scope of the UPC Broadband Division’s business.

As discussed under Revenue of our Reportable Segments — Years ended December 31, 2006 and 2005 — The Netherlands above, we have incurred significant SG&A costs during 2006 and, to a lesser extent, 2005 in connection with The Netherlands’ D4A program.

J:COM (Japan).  J:COM’s SG&A expenses increased $40.1 million or 11.9% during 2006, as compared to 2005. This increase includes a $57.8 million increase that is attributable to the aggregate impact of the Cable West, J:COM Chofu Cable, J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $3.6 million or 1.1%. The increase is attributable primarily to the net effect of (i) higher labor and related overhead costs associated with an increase in staffing levels and annual wage increases, (ii) lower marketing and advertising costs during 2006, as costs incurred in connection with a rebranding initiative undertaken by J:COM during the first half of 2005 were not repeated during 2006 and (iii) other individually insignificant decreases.

VTR (Chile).  VTR’s SG&A expenses increased $17.9 million or 17.5% during 2006, as compared to 2005. This increase includes a $5.6 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses increased $6.4 million or 6.3%. The increase is primarily attributable to increases in sales commissions, offset in part by lower labor and related costs. The lower labor and related costs are due largely to non-recurring labor costs that were incurred during 2005 in connection with the integration activities that followed the Metrópolis combination.

SG&A expenses — Years ended December 31, 2005 and 2004

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2005	2004	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$121.7	$107.5	$14.2	13.2	13.6
Switzerland	26.9	—	26.9	N.M.	N.M.
Austria	51.3	53.3	(2.0)	(3.8)	(3.7)
Other Western Europe	38.5	15.6	22.9	146.8	149.6

Total Western Europe	238.4	176.4	62.0	35.1	35.4

Hungary	38.3	30.1	8.2	27.2	26.3
Other Central and Eastern Europe	60.9	41.4	19.5	47.1	36.1

Total Central and Eastern Europe	99.2	71.5	27.7	38.7	32.0

Central and corporate operations	131.4	122.7	8.7	7.1	7.7

Total UPC Broadband Division	469.0	370.6	98.4	26.6	25.5
J:COM (Japan)	335.7	294.1	41.6	14.1	17.3
VTR (Chile)	102.4	65.0	37.4	57.5	43.9
Corporate and other	104.9	86.0	18.9	22.0	22.2
Inter-segment eliminations	(1.6)	(0.3)	(1.3)	(433.3)	(366.7)

Total LGI excluding stock-based compensation expense and before elimination of equity affiliate	1,010.4	815.4	195.0	23.9	23.6

Stock-based compensation expense	49.1	130.2	(81.1)	(62.3)
Elimination of equity affiliate (J:COM)	—	(294.1)	294.1	N.M.

Total consolidated LGI	$1,059.5	$651.5	$408.0	62.6

N.M. — Not Meaningful

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses increased $98.4 million or 26.6%, during 2005, as compared to 2004. This increase includes a $65.5 million increase that is attributable to the impact of the aggregate effect of the Cablecom, NTL Ireland, Chorus, Astral, and Telemach acquisitions, and another less significant acquisition. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses increased $29.1 million or 7.8% during 2005, as compared to 2004, primarily due to:

•	Increases in sales and marketing expenses and commissions of $14.5 million or 19.5% during 2005, reflecting the cost of marketing campaigns designed to promote RGU growth, and support the growth of VoIP telephony services, and the launch of mass-market digital video services in The Netherlands. An increase in the number of gross subscriber additions for broadband Internet and telephony services, particularly in The Netherlands, also contributed to the increase;

•	Increase in outsourced labor and consultancy cost of $10.8 million or 29.7% during 2005, reflecting the development of new products in certain of our operations, primarily the launch of the D4A program in The Netherlands;

•	Increases in salaries and other staff related costs of $8.1 million or 7.3% during 2005, reflecting increased staffing levels, particularly in The Netherlands, in sales and marketing and information technology functions, as well as annual wage increases; and

•	Other individually insignificant increases during 2005.

These increases were partially offset by decreases in certain SG&A expenses, primarily the decrease of audit and legal expenses of $8.6 million or 37.1%, reflecting the conclusion of certain litigation and lower fees attributable to our internal controls attestation process.

J:COM.(Japan).  J:COM’s SG&A expenses increased $41.6 million or 14.1%, during 2005, as compared to 2004. This increase includes a $10.9 million increase that is attributable to the aggregate impact of the Chofu Cable and J:COM Setamachi acquisitions and another less significant acquisition. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $40.0 million or 13.6% during 2005, as compared to 2004. This increase primarily is attributable to increases in labor and related overhead costs associated with an increase in the scope of J:COM’s business. The increase also reflects higher marketing, advertising and promotional costs, including costs incurred in connection with J:COM’s rebranding initiative during the first half of 2005.

VTR (Chile).  VTR’s SG&A expenses increased $37.4 million or 57.5%, during 2005, as compared to 2004. This increase includes a $15.3 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition, foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses increased $13.2 million or 20.3% during 2005, as compared to 2004. This increase, which is largely attributable to growth in VTR’s subscriber base, reflects increases in sales commissions, labor and various other costs. The increase in labor costs is due primarily to non-recurring labor costs incurred during 2005 in connection with the integration activities that followed the Metrópolis combination.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 22 to our consolidated financial statements.

Operating Cash Flow — Years ended December 31, 2006 and 2005

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$451.9	$446.9	$5.0	1.1	0.3
Switzerland	353.7	43.6	310.1	711.2	676.9
Austria	195.7	165.7	30.0	18.1	17.0
Other Western Europe	104.0	80.4	23.6	29.4	26.8

Total Western Europe	1,105.3	736.6	368.7	50.1	47.0

Hungary	145.3	123.4	21.9	17.7	23.7
Other Central and Eastern Europe	266.5	168.2	98.3	58.4	51.3

Total Central and Eastern Europe	411.8	291.6	120.2	41.2	39.6

Central and corporate operations	(206.2)	(203.6)	(2.6)	(1.3)	(0.4)

Total UPC Broadband Division	1,310.9	824.6	486.3	59.0	55.8
J:COM (Japan)	738.6	636.3	102.3	16.1	22.8
VTR (Chile)	198.5	151.5	47.0	31.0	24.9
Corporate and other	88.2	(24.8)	113.0	455.6	455.1

Total	$2,336.2	$1,587.6	$748.6	47.2	47.6

Operating Cash Flow — Years ended December 31, 2005 and 2004

					Increase
					(decrease)
	Year ended December 31,		Increase (decrease)		excluding FX
	2005	2004	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$446.9	$455.0	$(8.1)	(1.8)	(2.0)
Switzerland	43.6	—	43.6	N.M.	N.M.
Austria	165.7	152.6	13.1	8.6	8.4
Other Western Europe	80.4	31.9	48.5	152.0	154.1

Total Western Europe	736.6	639.5	97.1	15.2	14.9

Hungary	123.4	96.7	26.7	27.6	25.5
Other Central and Eastern Europe	168.2	110.3	57.9	52.5	40.9

Total Central and Eastern Europe	291.6	207.0	84.6	40.9	33.7

Central and corporate operations	(203.6)	(207.9)	4.3	2.1	1.7

Total UPC Broadband Division	824.6	638.6	186.0	29.1	26.5
J:COM (Japan)	636.3	589.6	46.7	7.9	10.7
VTR (Chile)	151.5	108.8	42.7	39.2	27.7
Corporate and other	(24.8)	(19.7)	(5.1)	(25.9)	(27.2)

Total LGI before elimination of equity affiliate	1,587.6	1,317.3	270.3	20.5	19.5

Elimination of equity affiliate (J:COM)	—	(589.6)	589.6	N.M.

Total	$1,587.6	$727.7	$859.9	118.2

N.M. — Not Meaningful

Operating Cash Flow Margin — Years ended December 31, 2006, 2005 and 2004

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments:

	Year ended December 31,
	2006	2005	2004
	%	%	%

UPC Broadband Division:
The Netherlands	48.9	52.1	57.3
Switzerland	45.8	35.7	—
Austria	46.6	50.4	48.7
Other Western Europe	33.9	35.2	37.0

Total Western Europe	45.6	47.9	53.6

Hungary	47.3	43.9	44.5
Other Central and Eastern Europe	46.1	45.4	43.7

Total Central and Eastern Europe	46.5	44.7	44.1

Total UPC Broadband Division, including central and corporate costs	39.4	37.6	38.4
J:COM (Japan)	38.7	38.3	39.2
VTR (Chile)	35.5	34.1	36.3

Total LGI, including corporate and other before elimination of equity affiliate	36.0	35.1	36.4

Total LGI, after elimination of equity affiliate (J:COM)	36.0	35.1	34.4

The UPC Broadband Division, VTR, and to a lesser extent, J:COM experienced improvements in their respective 2006 operating cash flow margins, as compared to 2005. In general, the operating cash flow margins of these segments were positively impacted by revenue growth coupled with cost reductions and operating efficiencies resulting from the integration of recent acquisitions and other measures. In the case of the UPC Broadband Division, the benefit of these margin improvements was partially offset by costs associated with the negative impact of The Netherlands’ D4A program and other factors described above. Although no assurance can be given, we expect that the operating cash flow margins of the UPC Broadband Division, J:COM and VTR will improve in 2007 provided that competitive or other factors outside of our control do not adversely impact our ability to sustain revenue growth and control costs in these segments. We expect that a significant portion of the UPC Broadband Division’s margin improvement in 2007 will be attributable to reductions in certain of The Netherlands’ operating, marketing and other costs, as discussed in greater detail under Revenue — The Netherlands above. No assurance can be given that our expectations with respect to the 2007 operating cash flow margins of our reportable segments will not vary from actual results. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses.

The UPC Broadband Division, VTR, and to a lesser extent, J:COM experienced declines in their respective operating 2005 operating cash flow margins as compared to 2004. The declines in the operating cash flow margins of the UPC Broadband Division and VTR were primarily attributable to the initial impact of 2005 acquisitions, higher marketing and advertising costs associated with continued RGU growth and, in the case of the UPC Broadband Division, costs associated with The Netherlands’ D4A program. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses.

Discussion and Analysis of our Historical Operating Results

Years ended December 31, 2006 and 2005

General

As noted above, the effects of acquisitions have affected the comparability of our results of operations during 2006 and 2005. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during 2006, as compared to 2005, are primarily attributable to the effects of these acquisitions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $1,970.2 million during 2006, as compared to 2005. This increase includes a $1,415.1 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $565.4 million or 12.5% during 2006, as compared to 2005. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense

Our total consolidated operating expense increased $852.7 million during 2006, as compared to 2005. Our operating expenses include stock-based compensation expense, which decreased $2.9 million. For additional information, see discussion following SG&A expense below. This increase includes a $617.5 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expense increased $241.2 million or 12.6% during 2006, as compared to 2005. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) network related costs and (iv) less significant net increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense

Our total consolidated SG&A expense increased $379.9 million during 2006, as compared to 2005. Our SG&A expense includes stock-based compensation expense, which increased $13.9 million. For additional information, see discussion in the following paragraph. This increase includes a $304.5 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expense increased $61.1 million or 6.0% during 2006, as compared to 2005. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs, (ii) marketing and advertising costs and sales commissions and (iii) less significant net decreases in other expense categories. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense (included in operating and SG&A expenses)

Effective January 1, 2006, we adopted SFAS 123(R) and began using the fair value method to account for the stock incentive awards of our company and our subsidiaries. Prior to January 1, 2006, we used the intrinsic value method prescribed by APB No. 25 to account for stock-based incentive awards. Our stock-based compensation expense for 2005 has not been restated to adopt the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We record stock-based compensation that is associated with LGI common stock, J:COM common stock and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM with respect to its stock-based compensation plans during 2006 and 2005 and amounts recorded with respect to the Liberty Jupiter stock plan during 2005.

A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Year ended December 31,
	2006	2005
	amounts in millions

LGI common stock(a)	$58.0	$28.8
J:COM common stock(b)	2.9	23.1
Other	9.1	7.1

Total	$70.0	$59.0

Operating expense	$7.0	$9.9
SG&A expense	63.0	49.1

Total	$70.0	$59.0

(a)	As discussed above, stock-based compensation during 2006 was determined in accordance with the provisions of SFAS 123(R). As permitted under SFAS 123(R), we use the straight-line method to recognize stock-based compensation expense for our outstanding stock awards granted after January 1, 2006 that do not contain a performance condition and the accelerated expense attribution method for our outstanding stock awards granted prior to January 1, 2006. As required by SFAS 123(R), we use the accelerated attribution method to recognize stock-based compensation expense for all stock awards granted after January 1, 2006 that contain a performance condition with graded vesting. Our stock-based compensation expense for 2006 does not include any amounts related to our Senior Executive and Key Employee Performance Plans. As no awards were granted during 2006 and as the requisite service period does not begin until January 1, 2007, we will not begin recording compensation expense under the Senior Executive and Key Employee Performance Plans until the first quarter of 2007. Stock-based compensation recorded under the Performance Plans in 2007 and future periods could be significant. Most of the LGI stock incentive awards outstanding during the 2005 periods were accounted for as variable-plan awards under the intrinsic value method. Accordingly, fluctuations in our stock-based compensation expense during 2005 were largely a function of changes in the market price of the underlying common stock.

(b)	The stock-based compensation expense related to J:COM common stock during 2005 includes (i) stock-based compensation recorded by J:COM of $20.9 million, including amounts recorded due to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 2005 IPO and to increases in the market price of J:COM common stock following the IPO and (ii) stock-based compensation expense recorded with respect to the Liberty Jupiter stock plan of $2.2 million. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to the Liberty Jupiter stock plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a share-based compensation plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our consolidated balance sheet.

For additional information concerning our stock-based compensation, see notes 3 and 15 to our consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $610.7 million during 2006, as compared to 2005. This increase includes a $453.6 million increase that is attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $158.1 million or 12.4% during 2006, as compared to 2005. This increase is due primarily to (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a $14.8 million increase related to J:COM’s acceleration of the depreciation of certain property and equipment that was targeted for replacement, primarily in connection with the migration of customers from analog video to digital video services and the upgrade of J:COM’s broadband communications network.

Impairment of long-lived assets

We incurred impairment charges of $15.5 million and $8.3 million during 2006 and 2005, respectively. These amounts include various individually insignificant impairments of our property and equipment and intangible assets.

Restructuring and other operating charges (credits), net

We incurred restructuring and other operating charges, net, of $13.7 million during 2006 and restructuring and other operating credits, net, of $3.8 million during 2005. The 2006 amount includes restructuring charges aggregating $10.8 million related to the cost of terminating certain employees in connection with the integration of our broadband communications operations in Ireland and various other individually insignificant amounts. The 2005 amount includes a $7.7 million reversal of a reserve recorded by The Netherlands during 2004 due to our 2005 decision to reoccupy a building. For additional information, see note 18 to our consolidated financial statements.

Interest expense

Our total consolidated interest expense increased $277.3 million during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $268.2 million during 2006, as compared to 2005. This increase is primarily attributable to a $3,749.8 million or 55.0% increase in our average outstanding indebtedness during 2006, as compared to 2005. The increase in debt is primarily attributable to debt incurred or assumed in connection with acquisitions and recapitalizations. Increases in certain interest rates and a $10.0 million increase in the amortization of deferred financing costs also contributed to the overall increase in interest expense during 2006. The effects of these factors were partially offset by a decrease in non-cash interest expense of $31.6 million, representing the net effect of (i) a $30.0 million decrease in non-cash interest recorded with respect to certain mandatorily redeemable securities issued by the Investcos, the entities through which Belgian Cable Investors holds certain of its Telenet shares, (ii) a $26.3 million decrease in non-cash interest expense related to the UGC Convertible Notes, and (iii) a $30.2 million increase in non-cash interest accrued on the LG Switzerland PIK Loan. The decrease related to the mandatorily redeemable securities of the Investcos primarily is associated with an increase in the estimated redemption amount of these securities that we recorded in connection with Telenet’s October 2005 IPO and (ii) the redemption of most of these securities following the completion of the Telenet IPO in October 2005. The decrease in the non-cash interest expense associated with the UGC Convertible Notes is due to the adoption of SFAS 155 on January 1, 2006. As a result of this change in accounting, we no longer record non-cash interest expense with respect to the UGC Convertible Notes. For additional information, see notes 7, 11 and 23 to our consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income increased $8.6 million during 2006, as compared to 2005. The increase represents the net result of an increase in the average interest rate earned on our average consolidated cash and cash equivalent balances that was only partially offset by a decrease in such average balances.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net, including any other-than-temporary declines in value:

	Year ended December 31,
	2006	2005
	amounts in millions

Telenet	$(24.3)	$(33.5)
Jupiter TV	34.4	27.8
Mediatti	(5.3)	(6.9)
Austar	—	13.1
Other	8.2	(23.5)

Total	$13.0	$(23.0)

Our share of results of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $0.4 million and $29.2 million during 2006 and 2005, respectively. The 2005 other-than-temporary losses are primarily related to TyC (included in other in the above table), which we sold during 2005. For additional information concerning our equity method affiliates, see note 7 to our consolidated financial statements.

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated periods:

	Year ended December 31,
	2006	2005
	amounts in millions

Cross-currency and interest rate exchange contracts(a)	$(312.0)	$216.0
Embedded derivatives(b)	(22.8)	70.0
UGC Convertible Notes(c)	(82.8)	—
Foreign exchange contracts	21.3	11.7
Call and put contracts(d)	44.5	8.8
Other	4.2	3.5

Total	$(347.6)	$310.0

(a)	The losses on the cross-currency and interest rate exchange contracts for 2006 are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with decreases in market interest rates in Chilean pesos, (iii) gains associated with increases in market interest rates in U.S. dollar, euro, Swiss franc and Australian dollar markets, (iv) losses associated with an increase in the value of the eastern European currencies relative to the euro, (v) gains associated with an increase in the value of the euro relative to the Swiss franc, and (vi) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. The gains on the cross-currency and interest rate exchange agreements during 2005 are attributable to the net effect of (i) gains associated with an increase in the value of the U.S. dollar relative to the euro and (ii) losses associated with decreases in market interest rates in euro, U.S. dollar, Swiss franc and Australian dollar markets.

(b)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during 2005 and the forward sale of News Corp. Class A common stock during 2006 and 2005. As discussed in note 23 to our consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(c)	Represents the change in the fair value of the UGC Convertible Notes during 2006 that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net. See below. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates, and (iv) the credit rating of UGC.

(d)	The gains on call and put options during 2006 are primarily attributable to gains on call options that we hold with respect to Telenet ordinary shares.

For additional information concerning our derivative instruments, see note 9 to our consolidated financial statements. Also, for information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated periods:

	Year ended December 31,
	2006	2005
	amounts in millions

U.S. dollar debt issued by a European subsidiary	$193.4	$(219.8)
Euro denominated debt issued by UGC (UGC Convertible Notes)	(63.5)	64.2
Cash denominated in a currency other than the entities’ functional currency	5.6	(33.0)
Intercompany notes denominated in a currency other than the entities’ functional currency	76.3	(17.0)
Swiss franc debt issued by a European subsidiary	12.8	0.7
Other	11.5	(4.3)

Total	$236.1	$(209.2)

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Other-than-temporary-declines in fair value of investments

We recognized other-than-temporary declines in fair values of investments of $13.8 million and $3.4 million during 2006 and 2005, respectively. These amounts are associated with declines in the fair value of the ABC Family preferred stock held by our company.

Losses on extinguishment of debt

We recognized losses on extinguishment of debt of $40.8 million and $33.7 million during 2006 and 2005, respectively. The loss for 2006 includes (i) a $22.2 million write-off of deferred financing costs and creditor fees in connection with the May and July 2006 refinancings of the UPC Broadband Holding Bank Facility, (ii) a $7.6 million loss associated with the first quarter 2006 Cablecom Old Note Redemption, (iii) a $4.6 million loss recognized by VTR in connection with the September 2006 refinancing of its bank debt, and (iv) a $3.3 million loss recognized by J:COM in connection with its refinancing activities. The Cablecom Luxembourg loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Cablecom Old Note Redemption. The 2005 loss includes (i) a $21.1 million write-off of unamortized deferred financing costs in connection with the December 2005 refinancing of the J:COM Credit Facility and (ii) a $12.0 million write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. For additional information, see note 11 to our consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on the disposition of assets, net, of $206.4 million and $115.2 million during 2006 and 2005, respectively. The 2006 amount includes (i) a $104.7 million gain on the December 31, 2006 sale of UPC Belgium to Telenet, (ii) a $45.3 million gain on the February 2006 sale of our cost investment in Sky Mexico, (iii) a $35.8 million gain on the August 2006 sale of our investment in Primacom, and (iv) a $16.9 million gain on the August 2006 sale of our investment in Sky Brasil. Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation.

The 2005 amount includes (i) an $89.1 million gain in connection with the November 2005 disposition of our 19% ownership interest in SBS, (ii) a $62.7 million loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (iii) a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iv) a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT, and (v) a $17.3 million gain on the June 2005 sale of our investment in The Wireless Group plc.

For additional information regarding our dispositions, see notes 6 and 7 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit of $7.9 million and income tax expense of $28.7 million during 2006 and 2005, respectively. The tax benefit for 2006 differs from the expected tax benefit of $59.6 million (based on the U.S. federal 35% income tax rate) due primarily to (i) a net decrease in our valuation allowance established against deferred tax assets, including tax benefits of ¥6,505 million ($55.4 million at the average rate for the period) recognized in 2006 associated with the release of valuation allowances by J:COM and AUD 39.6 million ($30.4 million at the average rate for the period) recognized in 2006 associated with the release of valuation allowances by Austar, and a tax benefit of €48.7 million ($64.2 million at the average rate for the period) related to the reduction of valuation allowances against deferred tax assets as a result of tax rate reductions in The Netherlands, partially offset by tax expense resulting from the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets and (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest, investments in subsidiaries and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction. The items mentioned above are more than offset by (i) the reduction of deferred tax assets in The Netherlands due to an enacted tax law change, (ii) the impact of differences in the statutory local tax rates in certain jurisdictions in which we operate, (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items related to investments in subsidiaries, and (iv) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, and (v) other items that resulted in nondeductible expenses and tax-exempt income in the tax jurisdiction as well as differences between the financial and tax accounting treatment of interest expense.

The income tax expense for 2005 differs from the expected tax expense of $30.1 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) losses recognized on dispositions of consolidated investments for which no deferred taxes were historically provided, and (iii) a net decrease in our valuation allowance established against deferred tax assets, including a tax benefit of ¥11.9 billion ($108.1 million at the average rate for the period) recognized in 2005 associated with the release of valuation allowances by J:COM, which is largely offset by the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets. The items mentioned above are largely offset by (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, and (ii) the reduction of deferred tax assets in The Netherlands due to an enacted tax law change.

For additional information, see note 13 to our consolidated financial statements.

Years ended December 31, 2005 and 2004

General

As noted above, the effects of our January 1, 2005 consolidation of Super Media/J:COM and acquisitions have affected the comparability of our results of operations during 2005 and 2004. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during 2005, as compared to 2004, are primarily attributable to the effects of these transactions. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $2,404.5 million during 2005, as compared to 2004. This increase includes a $2,102.6 million increase that is attributable to the impact of acquisitions and the consolidation of Super Media/J:COM. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated revenue increased $232.4 million or 11.0% during 2005, as compared to 2004. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense

Our total consolidated operating expense increased $1,053.0 million during 2005, as compared to 2004. Our operating expenses include stock-based compensation expense, which decreased $2.5 million during 2005, as compared to 2004. For additional information, see discussion following SG&A expense below. This increase includes a $901.9 million increase that is attributable to the impact of acquisitions and the consolidation of Super Media/J:COM. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated operating expense increased $125.8 million or 14.6% during 2005, as compared to 2004. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs, (ii) interconnect costs, (iii) programming costs, and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense

Our total consolidated SG&A expense increased $408.0 million during 2005, as compared to 2004. Our SG&A expense includes stock-based compensation expense, which decreased $81.1 million during 2005, as compared to 2004. For additional information, see discussion in the following paragraph. This increase includes a $436.9 million increase that is attributable to the impact of acquisitions and the consolidation of Super Media/J:COM. Excluding the effects of these transactions and foreign exchange rate fluctuations, total consolidated SG&A expense increased $39.9 million or 7.7% during 2005, as compared to 2004. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing, advertising and commissions and (ii) labor costs. The increases in our marketing, advertising and commissions expenses primarily are attributable to our efforts to increase our RGUs and launch new product initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense

A summary of our stock-based compensation expense is set forth below:

	Year ended December 31,
	2005	2004
	amounts in millions

LGI common stock	$28.8	$135.4
J:COM common stock	23.1	7.2
Other	7.1	—

Total	$59.0	$142.6

Operating expense	$9.9	$12.4
SG&A expense	49.1	130.2

Total	$59.0	$142.6

We record stock-based compensation that is associated with LGI common stock, J:COM common stock, and certain other subsidiary common stock. The stock-based compensation expense associated with J:COM common stock consists of the amounts recorded by J:COM pursuant to its stock compensation plans, and amounts recorded by LGI with respect to the Liberty Jupiter stock plan. As a result of adjustments to certain terms of the former UGC and LMI stock incentive awards in connection with (i) their respective rights offerings in February 2004 and July 2004 and (ii) the LGI Combination in June 2005, most of the LGI stock incentive awards outstanding at December 31, 2005 were accounted for as variable-plan awards. The stock-based compensation expense for 2004 includes a $50.4 million charge to reflect a change from fixed-plan accounting to variable-plan accounting as a result of modifications to the terms of former UGC stock options in connection with UGC’s February 2004 rights offering. Other fluctuations in our stock-based compensation expense during 2005 are largely a function of changes in the market price of the underlying common stock. The increase in J:COM stock-based compensation expense is primarily attributable to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 2005 IPO and to increases in J:COM’s stock price following its IPO. For additional information concerning our stock-based compensation, see notes 3 and 15 to our consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $490.2 million during 2005, as compared to 2004. This increase includes a $583.6 million increase that is attributable to the impact of the consolidation of Super Media/J:COM, acquisitions and the LGI Combination. Excluding the effects of these transactions and foreign exchange rate fluctuations, depreciation and amortization expense decreased $105.7 million or 13.5% during 2005, as compared to 2004. This decrease is due primarily to (i) the impact of certain of the UPC Broadband Division’s information technology and other assets becoming fully depreciated during the last half of 2004 and (ii) the impact during the 2004 periods of the UPC Broadband Division’s acceleration of the depreciation of certain customer premise equipment that was targeted for replacement. These decreases were partially offset by increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives.

Impairment of long-lived assets

We incurred impairment charges of $8.3 million and $50.8 million during 2005 and 2004, respectively. The 2005 amount includes a number of individually insignificant impairments of our property and equipment and intangible assets. The 2004 amount includes (i) a $26.0 million impairment charge of enterprise level goodwill that was associated with our consolidated programming entity in Argentina, (ii) $11.0 million related to the write-down of certain of the UPC Broadband Division’s tangible fixed assets in The Netherlands, and (iii) other less significant charges.

Restructuring and other operating charges (credits), net

We incurred restructuring and other operating credits, net, of $3.8 million during 2005 and restructuring and other operating charges, net, of $26.3 million during 2004. The 2005 amount includes (i) a $7.7 million reversal of a reserve recorded by The Netherlands during 2004 due to our 2005 decision to reoccupy a building and (ii) other individually insignificant amounts. The 2004 amount includes $21.7 million related to the restructuring of the UPC Broadband Division’s operations in The Netherlands. For additional information, see note 18 to our consolidated financial statements.

Interest expense

Our total consolidated interest expense increased $131.5 million during 2005, as compared to 2004. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $129.5 million during 2005, as compared to 2004. This increase is primarily attributable to a $5,122.2 million increase in our outstanding indebtedness during 2005, most of which is attributable to debt incurred or assumed in connection with the Cablecom acquisition, the consolidation of Super Media/J:COM and other acquisitions. The increase also includes the net effect of (i) a $34.1 million increase associated with non-cash interest expense representing the increase during 2005 in the estimated redemption value of certain mandatorily redeemable securities issued by the Investcos, (ii) a $7.8 million increase in the interest expense incurred during 2005 on the UGC Convertible Notes, which were issued in April 2004, and (iii) a $7.5 million decrease in interest expense resulting from lower amortization of deferred financing costs, due primarily to debt extinguishments and the application of purchase accounting. An increase in our weighted average interest rate during 2005 also contributed to the overall increase in interest expense. Most of the increase in the estimated fair value of the mandatorily redeemable securities of the Investcos was recorded in connection with Telenet’s October 2005 IPO. For additional information concerning Telenet, see note 7 to our consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income increased $11.5 million during 2005, as compared to 2004 due primarily to dividends received on our investment in shares of ABC Family preferred stock. We acquired a 99.9% interest in this preferred stock from Liberty Media in connection with the June 2004 spin off. The impact of this increase was partially offset by a decrease in guarantee fees received from J:COM, due primarily to the elimination of most of such guarantees in connection with J:COM’s December 2004 bank refinancing. An increase in the interest earned on our weighted average cash and cash equivalent balances also contributed to the increase.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net, including any other-than-temporary declines in value:

	Year ended December 31,
	2005	2004
	amounts in millions

Telenet	$(33.5)	$—
Jupiter TV	27.7	14.6
Austar	13.1	1.0
Mediatti	(6.9)	(2.3)
Super Media/J:COM	—	45.1
Other	(23.4)	(19.7)

Total	$(23.0)	$38.7

Our share of results of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $29.2 million and $26.0 million during 2005 and 2004, respectively. Such other-than-temporary declines primarily relate to our investments in TyC, Metropolis and FPAS, which are included in other in the above table. During 2005, we sold our investments in TyC and FPAS and began consolidating Metropolis. For additional information concerning our equity method investments, see note 7 to our consolidated financial statements.

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated periods:

	Year ended December 31,
	2005	2004
	amounts in millions

Cross-currency and interest rate exchange contracts(a)	$216.0	$(64.1)
Embedded derivatives(b)	70.0	23.0
Foreign exchange contracts	11.7	0.2
Call and put contracts	8.8	1.7
Other	3.5	3.4

Total	$310.0	$(35.8)

(a)	The gains on the cross currency and interest rate exchange contracts is attributable to the net effect of (i) larger notional amounts in 2005, as compared to 2004, (ii) market movements with respect to the appreciation of the U.S. dollar exchange rate compared to the euro that caused the value of these contracts to increase and (iii) market movements leading to lower interest rates, which decreased the market value of the contracts.

(b)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during 2005 and the prepaid forward sale of News Corp. Class A common stock during 2006 and 2005. For additional information, see note 9 to our consolidated financial statements.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated periods:

	Year ended December 31,
	2005	2004
	amounts in millions

U.S. dollar debt issued by our European subsidiaries	$(219.8)	$35.7
Euro denominated debt issued by UGC (UGC Convertible Notes)	64.2	(51.9)
Cash denominated in a currency other than the entities’ functional currency	(33.0)	33.6
Intercompany notes denominated in a currency other than the entities’ functional currency	(17.0)	46.2
Swiss franc debt issued by a European subsidiary	0.7	—
Repayment of yen denominated shareholder loans(a)	—	56.1
Other	(4.3)	(2.3)

Total	$(209.2)	$117.4

(a)	On December 21, 2004, we received cash proceeds of ¥43.8 billion ($420.2 million at the transaction date) in connection with the repayment by J:COM and another affiliate of all principal and interest due to our company pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations the foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings (loss).

Other-than-temporary-declines in fair value of investments

We recognized other-than-temporary declines in fair values of investments of $3.4 million and $18.5 million during 2005 and 2004, respectively. The 2005 amount represents the excess of the carrying cost over the fair value of ABC Family preferred stock held by us at December 31, 2005. The 2004 amount includes $12.4 million representing the excess of the carrying cost over the fair value of the Telewest shares held by us at December 31, 2004.

Gains (losses) on extinguishment of debt

We recognized a loss on extinguishment of debt of $33.7 million during 2005 and a gain on extinguishment of debt of $24.1 million during 2004. The 2005 loss includes (i) a $21.1 million write-off of unamortized deferred financing costs in connection with the December 2005 refinancing of the J:COM Credit Facility, and (ii) a $12.0 million write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. The 2004 gain includes a $31.9 million gain recognized in connection with the first quarter 2004 consummation of the plan of reorganization of UPC Polska, Inc., an indirect subsidiary of UGC.

Gains on disposition of assets, net

We recognized gains on disposition of non-operating assets, net, of $115.2 million and $43.7 million during 2005 and 2004, respectively. The 2005 amount includes (i) an $89.1 million gain in connection with the November 2005 disposition of our 19% ownership interest in SBS, (ii) a $62.7 million loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (iii) a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iv) a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT, and (v) a $17.3 million gain on the June 2005 sale of our investment in The Wireless Group plc. The 2004 amount includes (i) a $37.2 million gain on the sale of News Corp. Class A common stock, (ii) a $25.3 million gain in connection with our April 2004 contribution of certain equity interests to Jupiter TV and (iii) a $16.4 million net loss on the disposition of 18,417,883 Telewest shares. For additional information regarding our dispositions, see notes 6 and 7 to our consolidated financial statements.

Gain on exchange of investment securities

We recognized a pre-tax gain aggregating $178.8 million during 2004 on exchanges of investment securities, including a $168.3 million pre-tax gain that is attributable to the July 19, 2004 conversion of our investment in Telewest Communications plc Senior Notes and Senior Discount Notes into 18,417,883 shares or 7.5% of the then issued and outstanding common stock of Telewest. This gain represents the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes.

Income tax benefit (expense)

We recognized income tax expense of $28.7 million and an income tax benefit of $13.9 million during 2005 and 2004, respectively. The income tax expense for 2005 differs from the expected tax expense of $30.1 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) losses recognized on dispositions of consolidated investments for which no deferred taxes were historically provided, and (iii) a net decrease in our valuation allowance established against deferred tax assets, including a tax benefit of ¥11.9 billion ($108.1 million at the average rate for the period) recognized in 2005 associated with the release of valuation allowances by J:COM, which is largely offset by the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets. The items mentioned above are largely offset by (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, and (ii) the reduction of deferred tax assets in The Netherlands due to an enacted tax law change.

The income tax benefit for 2004 of $13.9 million differs from the expected tax benefit of $47.7 million (based on the U.S. federal 35% income tax rate) primarily due to (i) the reversal of a deferred tax liability originally recorded for a gain on extinguishment of debt in a 2002 merger transaction as a result of the emergence of Old UGC from bankruptcy in November 2004, (ii) losses recognized on dispositions of consolidated investments for which no deferred taxes were historically provided, (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated investments in subsidiaries as well as other items that resulted in tax-exempt income in the tax jurisdiction, and (iv) a deferred tax benefit that we recorded during the third quarter of 2004 to reflect a reduction in the estimated blended state tax rate used to compute our net deferred tax liabilities. These items are more than offset by (i) the reduction of UGC’s deferred tax assets as a result of tax rate reductions in The Netherlands, the Czech Republic, and Austria, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items that resulted in nondeductible expenses, (iii) a net increase in our valuation allowance established against rising deferred tax assets that were only partially offset by the release of valuation allowances in other jurisdictions, (iv) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes and (v) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items related to investments in subsidiaries.

For additional information, see note 13 to our consolidated financial statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, J:COM, Cablecom Luxembourg and VTR, restrict our ability to access the assets of these subsidiaries. UPC Broadband Holding, J:COM, Cablecom Luxembourg and VTR collectively account for most of our net assets. In addition, our ability to access the liquidity of our subsidiaries may be limited by tax considerations, foreign currency exchange rates, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2006 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$819.7
UPC Broadband Division:
UPC Holding	0.9
UPC Broadband Holding and its unrestricted subsidiaries	625.6
Cablecom Luxembourg and its unrestricted subsidiaries	130.9
J:COM	172.0
VTR	49.2
Chellomedia	42.8
Austar	21.4
Liberty Puerto Rico	12.1
Other operating subsidiaries	5.9

Total cash and cash equivalents	$1,880.5

LGI and its Non-operating Subsidiaries

The cash and cash equivalent balances of $819.7 million held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2006. Our remaining cash and cash equivalents of $1,060.8 million at December 31, 2006 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) the cash and cash equivalents held by LGI and its non-operating subsidiaries, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loans and distributions during 2006. Most of this cash was used to purchase LGI common stock.

The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the UGC Convertible Notes. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions, the repurchase of LGI common stock, or other investment opportunities.

During 2006, we repurchased a total of 32,698,558 shares of LGI Series A common stock at a weighted average price of $24.79 and 40,528,748 shares of LGI Series C common stock at a weighted average price of $23.35, for an aggregate cash purchase price of $1,756.9 million, including direct acquisition costs. On January 10, 2007, we purchased 5,084,746 shares of our LGI Series A common stock and 5,246,590 shares of our LGI Series C common stock for an aggregate purchase price of $300 million before direct acquisition costs, pursuant to two modified Dutch auction self-tender offers. At December 31, 2006, we were authorized under the March 8, 2006 stock repurchase plan to acquire an additional $117.6 million of LGI Series A and Series C common stock. For additional information, see note 14 to our consolidated financial statements.

Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of each of UPC Broadband Holding, VTR, Cablecom GmbH, J:COM, Austar, Chellomedia and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2006, see note 11 to our consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

During 2006, we received proceeds upon the sale of UPC Norway (€444.8 million or $536.7 million at the transaction date), UPC Sweden (SEK 2,984 million or $403.9 million at the transaction date), UPC France (€1,253.2 million or $1,578.4 million at the transaction date) and certain other non-strategic assets. During 2006, we also acquired 100% interests in Karneval and INODE, and J:COM acquired a controlling interest in Cable West, for cash proceeds, before direct acquisition costs, of €331.1 million ($420.1 million at the transaction dates), €93 million ($111 million at the transaction date) and ¥63.5 billion ($538.0 million at the transaction dates), respectively. For additional information concerning our acquisitions and dispositions, see notes 5 and 6 to our consolidated financial statements.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31, 2006 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2006 was 4.8 and the ratio of our December 31, 2006 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended December 31, 2006 was 3.9.

In order to mitigate risk and to obtain the most attractive borrowing terms, we typically seek to incur debt at the subsidiary level that is closest to the operations that are supporting the debt financing. In addition, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 9 to our consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.

During 2006, UPC Broadband Holding, Cablecom, VTR, Liberty Puerto Rico, Chellomedia and Austar completed financing transactions. The proceeds from these financing transactions generally were used to repay existing debt and, to a lesser extent, make distributions or loans to LGI and its non-operating subsidiaries.

At December 31, 2006, our outstanding consolidated debt and capital lease obligations aggregated $12,230.1 million, including $1,384.9 million that is classified as current in our consolidated balance sheet. The current portion of our debt and capital lease obligations includes the $424.8 million carrying value of the Cablecom Luxembourg Old Fixed Rate Notes and the $345.0 million outstanding principle of our secured borrowing on ABC Family preferred stock. The repayment of the Cablecom Luxembourg Old Fixed Rate Notes will be funded with restricted cash and we expect that the source of our repayment of the secured borrowing on the ABC Family preferred stock will be the underlying shares of ABC Family preferred stock. At December 31, 2006, our investment in shares of ABC Family Preferred Stock was included in other investments in our consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during 2007.

All of our outstanding debt and capital lease obligations at December 31, 2006 had been borrowed or incurred by our subsidiaries.

For additional information concerning our debt balances at December 31, 2006, see note 11 to our consolidated financial statements.

Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

2006 Consolidated Cash Flow Statement.  During 2006, we used net cash provided by our operating activities of $1,878.0 million to fund net cash used by our investing activities of $104.4 million and net cash used by our financing activities of $1,211.8 million and a $561.8 million increase in our existing cash and cash equivalent balances (excluding a $116.5 million increase due to changes in foreign exchange rates).

The net cash provided by our investing activities during 2006 includes cash proceeds of $2,548.1 million received upon the disposition of UPC France, UPC Sweden, UPC Norway, UPC Belgium and certain less significant assets, cash paid for capital expenditures of $1,507.9 million, and cash paid of $1,254.2 million in connection with acquisitions, including our acquisitions of Karneval and INODE and J:COM’s acquisition of a controlling interest in Cable West.

The UPC Broadband Division accounted for $827.0 million and $538.9 million of our consolidated capital expenditures during 2006 and 2005, respectively. The increase in the UPC Broadband Division’s capital expenditures during 2006, as compared to 2005, is due primarily to (i) the effects of acquisitions, and (ii) increased costs associated with the purchase and installation of customer premise equipment as organic RGU additions increased during 2006, as compared to 2005, due largely to growth in digital video, broadband Internet and VoIP telephony services, with The Netherlands’ D4A program accounting for most of the growth in digital video RGUs. During 2006 and 2005, the UPC Broadband Division’s capital expenditures represented 24.9% and 24.6%, respectively, of its revenue. We expect that the 2007 capital expenditures of the UPC Broadband Division, as a percentage of the UPC Broadband Division’s revenue, will fall within a range of 24% to 26%.

VTR accounted for $138.2 million and $98.6 million of our consolidated capital expenditures during 2006 and 2005, respectively. The increase in VTR’s capital expenditures during 2006, as compared to 2005, is due primarily to (i) increased costs associated with the purchase and installation of customer premise equipment as organic RGU additions increased during 2006, as compared to 2005, due largely to growth in digital video, broadband Internet and VoIP telephony services and (ii) increased expenditures for new build and upgrade projects to expand digital video and other advanced services, increase network capacity and improve VTR’s competitive position, and to meet certain regulatory commitments. During 2006 and 2005, VTR’s capital expenditures represented 24.7% and 22.2%, respectively, of its revenue. We expect that the 2007 capital expenditures of VTR, as a percentage of 2007 revenue, will fall within a range of 23% to 25%.

J:COM accounted for $416.7 million and $358.8 million of our consolidated capital expenditures during 2006 and 2005, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $149.4 million and $145.1 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $566.1 million and $503.9 million during 2006 and 2005, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) during 2006, as compared to 2005, is due primarily to (i) the effects of acquisitions; (ii) increased costs associated with the purchase and installation of customer premise equipment; and (iii) other factors such as information technology upgrades and expenditures for general support systems. During 2006 and 2005, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 29.7% and 30.3%, respectively, of its revenue. J:COM management currently expects that J:COM’s 2007 capital expenditures (including amounts financed under capital lease arrangements), as a percentage of J:COM’s 2007 revenue, will fall within a range of 27% to 29%.

The actual amount of the 2007 capital expenditures of the UPC Broadband Division, VTR and J:COM may vary from the expected amounts disclosed above for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results, and (iv) the availability of capital. Accordingly, no assurance can be given that actual capital expenditures will not vary from the expected amounts disclosed above.

During 2006, the cash used by our financing activities was $1,211.8 million. Such amount includes net borrowings of debt and capital lease obligations of $1,091.2 million and stock repurchases of $1,756.9 million.

2005 Consolidated Cash Flow Statement.  During 2005, we used net cash provided by our operating activities of $1,576.1 million, net cash provided by financing activities of $2,191.8 million and $1,166.8 million of our existing cash and cash equivalent balances (excluding a $160.1 million decrease due to changes in foreign exchange rates) to fund net cash used in our investing activities of $4,934.7 million.

The net cash used by our investing activities during 2005 includes cash paid in connection with the LGI Combination of $703.5 million, cash paid for acquisitions of $3,586.3 million, capital expenditures of $1,046.2 million, net proceeds received upon dispositions of $464.5 million, and the net effect of other less significant sources and uses of cash. For additional information concerning our 2005 acquisitions, see note 5 to our consolidated financial statements.

The UPC Broadband Division and VTR accounted for $538.9 million and $98.6 million, respectively of our consolidated capital expenditures during 2005, and $323.9 million and $41.7 million, respectively, during 2004. J:COM accounted for $358.8 million of our consolidated capital expenditures during 2005. Including $145.1 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $503.9 million during 2005. The majority of our capital expenditures during 2005 was associated with RGU growth and the related purchase and installation of customer premise equipment.

During 2005, the cash provided by our financing activities was $2,191.8 million. This amount includes net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $873.6 million (including

$853.4 million of proceeds received by J:COM in connection with its IPO) and net borrowings of debt and capital lease obligations of $1,556.1 million.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements

At December 31, 2006, J:COM guaranteed ¥8.8 billion ($73.9 million) of the debt of certain of its non-consolidated investees. The debt maturities range from 2007 to 2017.

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

As further described in note 21 to our consolidated financial statements, we have a number of contingent obligations pursuant to which our co-investors in certain entities could require us to purchase their ownership interests.

Contractual Commitments

As of December 31, 2006, the U.S. dollar equivalent (based on December 31, 2006 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:
	2007	2008	2009	2010	2011	Thereafter	Total
	amounts in millions

Debt (excluding interest)	$1,273.6	$221.3	$318.9	$723.4	$388.1	$8,855.0	$11,780.3
Capital leases (excluding interest)	111.3	97.3	86.6	70.9	42.4	41.3	449.8
Operating leases	136.8	105.8	90.4	74.4	44.9	143.3	595.6
Programming, satellite and other purchase obligations	130.4	73.5	41.1	11.6	6.6	39.0	302.2
Other commitments	50.0	9.1	8.4	5.9	5.1	9.8	88.3

Total	$1,702.1	$507.0	$545.4	$886.2	$487.1	$9,088.4	$13,216.2

Projected cash interest payments on debt and capital lease obligations*	$640.3	$582.3	$544.9	$536.7	$426.2	$959.1	$3,689.5

*	Based on interest rates and contractual maturities in effect as of December 31, 2006.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2014, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.

Other commitments consist of commitments to rebuild or upgrade broadband communications networks and to extend the cable network to new developments, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.

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

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from those estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, the capitalization of our construction and installation costs, income tax accounting, accounting for our derivative instruments and accounting for our stock-based compensation to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or susceptible to change.

Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 78% and 81% of our total assets of our continuing operations at December 31, 2006 and 2005, respectively. Pursuant to SFAS 142 and SFAS 144, we are required to assess the recoverability of our long-lived assets.

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

Pursuant to SFAS 142, we evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value for franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.

In 2006, 2005 and 2004, we recorded impairments of our property and equipment and intangible assets aggregating $15.5 million, $8.3 million and $50.8 million, respectively.

Capitalization of Construction and Installation Costs.  In accordance with SFAS 51, Financial Reporting by Cable Television Companies, we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Significant judgment is involved in the determination of the nature and amount of internal costs to be capitalized with respect to construction and installation activities.

Depreciation.  We depreciate our property and equipment on a straight-line basis over the estimated useful life of the assets. Due to rapid changes in technology, expected use of assets and other factors, the determination of estimated useful lives requires significant management judgment. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment. Any changes to estimated useful lives are reflected prospectively beginning in the period that the change is deemed necessary. Total depreciation expense for 2006, 2005 and 2004 totaled $1,635.8 million, $1,163.9 million and $724.7 million, respectively.

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

Income Tax Accounting

We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items. Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. At December 31, 2006, the aggregate valuation allowance provided against deferred tax assets was $1,921.5 million. Actual income taxes could vary from these estimates due to future changes in income tax law or interpretations thereof in the jurisdictions in which we operate, our inability to generate sufficient future taxable income, differences between estimated and actual results, or unpredicted results from the final determination of each year’s liability by taxing authorities. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions. For additional information, see note 13 to our consolidated financial statements.

Derivative Instruments

As further described in note 9 to our consolidated financial statements, we have entered into various derivative instruments, including interest rate and foreign currency derivative instruments. In addition, we have entered into other contracts, such as the UGC Convertible Notes, that contain embedded derivative financial instruments. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps, none of the derivative instruments that were in effect during the three years ended December 31, 2006 were designated as hedges.

We use the Black-Scholes option-pricing model to estimate the fair value of certain derivative instruments that we hold. We may also use a binomial model to value certain of our derivative instruments. These models incorporate a number of variables in determining such fair values, including expected volatility of the underlying security, an appropriate discount rate and the foreign currency exchange rate. The volatility rates that we use generally represent the expected volatility of the underlying security over the term of the derivative instrument based on realized historic volatilities and implied market volatilities (when available), and are adjusted quarterly. Foreign currency exchange rates are based on published indices, and are adjusted quarterly. Considerable management judgment is required in estimating these variables. Actual results upon settlement of our derivative instruments may differ materially from these estimates.

Stock-based Compensation

As further described in note 3 to our consolidated financial statements, on January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective adoption method. SFAS 123(R) generally requires all share-based payments to employees, including grants of employee stock options and SARs, to be recognized in the financial statements based on their grant-date fair values. We calculate the fair value of stock options and SARs using the Black-Scholes option pricing model. Calculating the fair value of share-based payments at grant date requires judgment in determining the estimates and assumptions underlying certain variables, such as the expected stock price volatility over the term of the awards, the expected length of time employees will retain their vested stock options prior to exercising and the number of options that will ultimately be forfeited prior to completion of their vesting requirements. Beginning in 2007, we will record compensation expense with respect to our Senior Executive and Key Employee Performance Plans based on our assessment of the awards that are probable to be earned. This assessment will be based primarily on our expectations with respect to our operating results in 2008 and will be reassessed on a quarterly basis. Changes in our estimates and assumptions related to our stock-based compensation can materially affect the calculation of the fair value of share-based compensation. For further information regarding our stock option plans, see note 15 to our consolidated financial statements.

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

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros, and, to a lesser degree, other currencies. At

December 31, 2006, J:COM held cash balances of $172.0 million that were denominated in Japanese yen and we held cash balances of $1,182.0 million that were denominated in euros. Subject to applicable debt covenants, these Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in equity securities. At December 31, 2006, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was $941.2 million.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the Japanese yen and the euro as 29.4% and 28.5% of our U.S. dollar revenue during 2006 was derived from subsidiaries whose functional currency is the Japanese yen and the euro, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2006	2005	2004

Euro	0.7582	0.8451	0.7333
Swiss Franc	1.2198	1.3153	1.1319
Japanese yen	119.08	117.95	102.41
Chilean peso	534.25	514.01	559.19
Hungarian forint	190.65	213.52	180.59
Australian dollar	1.2686	1.3631	1.2837

	Year ended December 31,
Average rates:	2006	2005	2004

Euro	0.7969	0.8043	0.8059
Swiss Franc	1.2533	1.2924	1.2400
Japanese yen	116.36	109.81	107.44
Chilean peso	530.40	558.42	609.22
Hungarian forint	210.21	199.49	202.84
Australian dollar	1.3278	1.3449	1.3051

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

These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable our company to otherwise pay lower market rates.

Weighted Average Variable Interest Rate — At December 31, 2006, our variable rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated approximately $8,569.2 million, and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 6.3% (7.1% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $42.8 million. As discussed above and in note 9 to our consolidated financial statements, we use interest rate exchange contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to largely offset the economic impact of increases in market interest rates.

Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 9 to our consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our derivative instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at December 31, 2006 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €149.7 million ($197.4 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at December 31, 2006 would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €145.2 million ($191.5 million), (iii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at December 31, 2006 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €46.5 million ($61.3 million), and (iv) an instantaneous decrease in the relevant base rate of 50 bases points (0.50%) at December 31, 2006 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €51.2 million ($67.5 million).

LG Switzerland Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro at December 31, 2006 would have decreased (increased) the aggregate fair value of the LG Switzerland cross-currency and interest rate exchange contracts by approximately €57.5 million ($75.8 million), and (ii) an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) at December 31, 2006 would have increased (decreased) the aggregate fair value of the LG Switzerland cross-currency and interest rate exchange contracts and caps by approximately €0.7 million ($0.9 million).

Cablecom GmbH and Cablecom Luxembourg Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc at December 31, 2006 would have increased (decreased) the aggregate fair value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF 63.9 million ($52.4 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at December 31, 2006 would have increased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF 29.0 million ($23.8 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2006 would have deceased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF 29.9 million ($24.5 million)

VTR Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the Chilean peso at December 31, 2006 would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 28.3 billion ($53.0 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at December 31, 2006 would have increased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 8,700 million ($16.3 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2006 would have decreased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 9,000 million ($16.8 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at December 31, 2006 would have decreased the fair value of the UGC Convertible Notes by approximately €33.5 million ($44.2 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at December 31, 2006 would have increased the fair value of the UGC Convertible Notes by approximately €44.0 million ($58.0 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at December 31, 2006 would have decreased (increased) the fair value of the UGC Convertible

Notes by approximately €2.8 million ($3.7 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at December 31, 2006 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €40.0 million ($52.8 million).

Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose our company to losses in the event of default, we do not expect that any such default will occur.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of LGI are filed under this Item, beginning on page II-50. Financial statement schedules and separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-47.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-48.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2006, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control of the following subsidiaries we acquired in 2006:

		Total revenue included
	Total assets included in	in our consolidated
	our consolidated financial	financial statements for
	statements as of	the year ended
	December 31, 2006	December 31, 2006
	amounts in millions

Cable West, Inc.	$810.6	$47.9
Karneval Media s.r.o. and Forecable s.r.o.	448.0	16.8
INODE Telekommunikationsdienstleistungs GmbH	115.2	78.9
Other	162.5	30.7

	$1,536.3	$174.3

The aggregate amount of consolidated assets and revenues of these subsidiaries included in our consolidated financial statements as of and for the year ended December 31, 2006 was $1,536.3 million and $174.3 million, respectively. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Liberty Global, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Liberty Global, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2006 excluded the following subsidiaries acquired in 2006:

		Total revenue included in
	Total assets included in the	the consolidated
	consolidated financial	financial statements for
	statements as of	the year ended
	December 31, 2006	December 31, 2006
	amounts in millions

Cable West, Inc.	$810.6	$47.9
Karneval Media s.r.o. and Forecable s.r.o.	448.0	16.8
INODE Telekommunikationsdienstleistungs GmbH	115.2	78.9
Other	162.5	30.7

	$1,536.3	$174.3

The aggregate amount of total assets and revenues of these subsidiaries included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2006 was $1,536.3 million and $174.3 million, respectively. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Denver, Colorado
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 23, in 2006 Liberty Global, Inc. changed its methods of accounting for a hybrid financial instrument, defined benefit pension plans, and share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 28, 2007

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	amounts in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,880.5	$1,202.2
Trade receivables, net	726.5	597.9
Other receivables, net	110.3	112.5
Restricted cash (note 11)	496.1	56.8
Current assets of discontinued operations (note 6)	—	14.7
Other current assets	349.1	278.3

Total current assets	3,562.5	2,262.4

Investments in affiliates, accounted for using the equity method, and related receivables (note 7)	1,062.7	789.0
Other investments (note 8)	477.6	569.0
Property and equipment, net (note 10)	8,136.9	7,991.3
Goodwill (note 10)	9,942.6	9,020.1
Franchise rights and other intangible assets not subject to amortization	177.1	218.0
Intangible assets subject to amortization, net (note 10)	1,578.3	1,601.8
Long-term assets of discontinued operations (note 6)	—	329.9
Other assets, net	631.6	597.0

Total assets	$25,569.3	$23,378.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2006	2005
	amounts in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710.7	$715.6
Accrued liabilities and other	752.0	669.0
Deferred revenue and advance payments from subscribers and others (note 12)	640.1	596.0
Accrued interest	257.0	145.5
Current liabilities of discontinued operations (note 6)	—	35.3
Current portion of debt and capital lease obligations (note 11)	1,384.9	270.0

Total current liabilities	3,744.7	2,431.4
Long-term debt and capital lease obligations (including $702.3 million measured at fair value at December 31, 2006) (note 11)	10,845.2	9,845.0
Deferred tax liabilities (note 13)	537.1	546.0
Long-term liabilities of discontinued operations (note 6)	—	9.6
Other long-term liabilities (note 12)	1,283.7	933.6

Total liabilities	16,410.7	13,765.6

Commitments and contingencies (note 21)
Minority interests in subsidiaries	1,911.5	1,796.5

Stockholders’ equity (note 14):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 196,896,880 and 232,334,708 shares at December 31, 2006 and 2005, respectively	2.0	2.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,284,799 and 7,323,570 shares at December 31, 2006 and 2005, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued 197,256,404 shares and 239,820,997 shares at December 31, 2006 and 2005, respectively	2.0	2.4
Additional paid-in capital	8,093.5	9,992.2
Accumulated deficit	(1,020.3)	(1,732.5)
Accumulated other comprehensive earnings (loss), net of taxes (note 20)	169.8	(262.9)
Deferred compensation	—	(15.6)
Treasury stock, at cost (note 5)	—	(169.6)

Total stockholders’ equity	7,247.1	7,816.4

Total liabilities and stockholders’ equity	$25,569.3	$23,378.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
	amounts in millions, except per share amounts

Revenue (note 16)	$6,487.5	$4,517.3	$2,112.8

Operating costs and expenses:
Operating (other than depreciation) (including stock-based compensation of $7.0 million, $9.9 million and $12.4 million, respectively) (notes 15 and 16)	2,781.9	1,929.2	876.2
Selling, general and administrative (SG&A) (including stock-based compensation of $63.0 million, $49.1 million, and $130.2 million, respectively) (notes 15 and 16)	1,439.4	1,059.5	651.5
Depreciation and amortization (note 10)	1,884.7	1,274.0	783.8
Impairment of long-lived assets	15.5	8.3	50.8
Restructuring and other operating charges (credits), net (note 18)	13.7	(3.8)	26.3

	6,135.2	4,267.2	2,388.6

Operating income (loss)	352.3	250.1	(275.8)

Other income (expense):
Interest expense (note 16)	(673.4)	(396.1)	(264.6)
Interest and dividend income (note 16)	85.4	76.8	65.3
Share of results of affiliates, net (note 7)	13.0	(23.0)	38.7
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 9)	(347.6)	310.0	(35.8)
Foreign currency transaction gains (losses), net	236.1	(209.2)	117.4
Other-than-temporary declines in fair values of investments (note 8)	(13.8)	(3.4)	(18.5)
Gains (losses) on extinguishment of debt (note 11)	(40.8)	(33.7)	24.1
Gains on disposition of assets, net (note 6)	206.4	115.2	43.7
Gain on exchange of investment securities (note 6)	—	—	178.8
Other income (expense), net	12.2	(0.6)	(9.7)

	(522.5)	(164.0)	139.4

Earnings (loss) before income taxes, minority interests and discontinued operations	(170.2)	86.1	(136.4)
Income tax benefit (expense) (note 13)	7.9	(28.7)	13.9
Minority interests in losses (earnings) of subsidiaries	(171.7)	(117.0)	129.5

Earnings (loss) from continuing operations	(334.0)	(59.6)	7.0

Discontinued operations (note 6):
Earnings (loss) from operations, net of tax expense of nil, $1.7 million and $2.9 million, respectively	6.8	(20.5)	(28.5)
Gain on disposal of discontinued operations	1,033.4	—	—

	1,040.2	(20.5)	(28.5)

Net earnings (loss)	$706.2	$(80.1)	$(21.5)

Historical and pro forma earnings (loss) per common share — basic and diluted (note 3):
Continuing operations	$(0.76)	$(0.14)	$0.02
Discontinued operations	2.37	(0.05)	(0.09)

	$1.61	$(0.19)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Net earnings (loss)	$706.2	$(80.1)	$(21.5)

Other comprehensive earnings (loss), net of taxes (note 20):
Foreign currency translation adjustments	397.8	(298.8)	165.3
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	9.0	54.8	(36.2)
Unrealized gains (losses) on available-for-sale securities	5.7	19.6	(1.5)
Reclassification adjustment for net losses (gains) on available-for-sale securities included in net earnings (loss)	13.8	(56.5)	(120.8)
Unrealized gains (losses) on cash flow hedges	(7.2)	10.8	—
Reclassification adjustment for losses (gains) on cash flow hedges included in net earnings (loss)	6.0	(6.0)	—
Effect of change in estimated blended state income tax rate (note 13)	—	(0.8)	2.7

Other comprehensive earnings (loss)	425.1	(276.9)	9.5

Comprehensive earnings (loss)	$1,131.3	$(357.0)	$(12.0)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated other
				Additional		comprehensive	Treasury		Total
	Common stock			paid-in	Accumulated	earnings (loss),	stock,	Parent’s	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	at cost	investment	equity
	amounts in millions

Balance at January 1, 2004	$—	$—	$—	$—	$(1,630.9)	$(46.6)	$—	$5,096.1	$3,418.6
Net loss	—	—	—	—	(21.5)	—	—	—	(21.5)
Other comprehensive earnings, net of tax (note 20)	—	—	—	—	—	9.5	—	—	9.5
Intercompany tax allocation (note 13)	—	—	—	—	—	—	—	6.1	6.1
Allocation of corporate overhead (note 16)	—	—	—	—	—	—	—	9.4	9.4
Issuance of Liberty Media Corporation common stock in acquisition (note 5)	—	—	—	—	—	—	—	152.1	152.1
Contribution of cash, investments and other net liabilities in connection with spin off (note 2)	—	—	—	—	—	51.1	—	304.6	355.7
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with spin off (note 2)	—	—	—	—	—	—	—	5.8	5.8
Adjustments due to changes in subsidiaries’ equity and other, net (note 14)	—	—	—	6.0	—	—	—	1.0	7.0
Net cash transfers from parent	—	—	—	—	—	—	—	654.3	654.3
Change in capitalization in connection with spin off (note 2)	1.4	0.1	1.5	6,226.4	—	—	—	(6,229.4)	—
Common stock issued in rights offering (note 14)	0.3	—	0.3	735.1	—	—	—	—	735.7
Stock issued for stock option exercises (note 15)	—	—	—	12.0	—	—	—	—	12.0
Repurchase of common stock (note 14)	—	—	—	—	—	—	(127.9)	—	(127.9)
Stock-based compensation (notes 3 and 15)	—	—	—	20.4	—	—	—	—	20.4

Balance at December 31, 2004	$1.7	$0.1	$1.8	$6,999.9	$(1,652.4)	$14.0	$(127.9)	$—	$5,237.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive		Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity
	amounts in millions

Balance at January 1, 2005	$1.7	$0.1	$1.8	$6,999.9	$(1,652.4)	$14.0	$—	$(127.9)	$5,237.2
Net loss	—	—	—	—	(80.1)	—	—	—	(80.1)
Other comprehensive loss, net of tax (note 20)	—	—	—	—	—	(276.9)	—	—	(276.9)
Adjustment due to issuance of stock by J:COM (note 5)	—	—	—	120.7	—	—	—	—	120.7
Adjustment due to issuance of stock by Telenet (note 7)	—	—	—	38.4	—	—	—	—	38.4
Cancellation of treasury stock	—	—	—	(127.9)	—	—	—	127.9	—
Issuance of restricted stock	—	—	—	16.7	—	—	(16.7)	—	—
Shares issued in LGI Combination, net of issuance costs (note 5)	0.6	—	0.6	2,876.0	—	—	—	(90.6)	2,786.6
Minority interest in deficit of Austar at acquisition date (note 5)	—	—	—	(52.4)	—	—	—	—	(52.4)
Stock issued (acquired) in connection with equity incentive plans	—	—	—	28.3	—	—	—	(0.1)	28.2
Repurchase of common stock (note 14)	—	—	—	—	—	—	—	(78.9)	(78.9)
Stock-based compensation, net of taxes (notes 3 and 15)	—	—	—	5.8	—	—	1.1	—	6.9
Reclassification of SARs obligation (note 14)	—	—	—	50.3	—	—	—	—	50.3
Tax benefits allocated from Liberty Media Corporation pursuant to Tax Sharing Agreement (note 13)	—	—	—	26.7	—	—	—	—	26.7
Adjustments due to changes in subsidiaries’ equity and other, net (note 14)	—	—	—	9.7	—	—	—	—	9.7

Balance at December 31, 2005	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive		Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity
	amounts in millions

Balance at January 1, 2006 before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 23)	—	—	—	(15.6)	6.0	—	15.6	—	6.0

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.5)	(262.9)	—	(169.6)	7,822.4
Net earnings	—	—	—	—	706.2	—	—	—	706.2
Other comprehensive earnings, net of tax (note 20)	—	—	—	—	—	425.1	—	—	425.1
Repurchase of common stock (note 14)	—	—	—	—	—	—	—	(1,756.9)	(1,756.9)
Cancellation of treasury stock	(0.3)	—	(0.4)	(1,925.8)	—	—	—	1,926.5	—
Stock-based compensation, net of taxes (notes 3 and 15)	—	—	—	63.1	—	—	—	—	63.1
Minority owners’ share of distribution paid by Austar (note 11)	—	—	—	(71.0)	—	—	—	—	(71.0)
Stock issued in connection with equity incentive plans	—	—	—	10.8	—	—	—	—	10.8
Adjustment to initially apply SFAS 158, net of taxes (note 19)	—	—	—	—	—	7.6	—	—	7.6
Adjustments due to changes in subsidiaries’ equity and other, net (note 14)	—	—	—	39.8	—	—	—	—	39.8

Balance at December 31, 2006	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$—	$—	$7,247.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Cash flows from operating activities:
Net earnings (loss)	$706.2	$(80.1)	$(21.5)
Net loss (earnings) from discontinued operations	(1,040.2)	20.5	28.5

Net earnings (loss) from continuing operations	(334.0)	(59.6)	7.0
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	70.0	59.0	142.6
Depreciation and amortization	1,884.7	1,274.0	783.8
Impairment of long-lived assets	15.5	8.3	50.8
Restructuring and other operating charges (credits)	13.7	(3.8)	26.3
Amortization of deferred financing costs and non-cash interest	82.2	103.8	40.2
Share of results of affiliates, net of dividends	(7.3)	23.0	(38.7)
Realized and unrealized losses (gains) on financial and derivative instruments, net	347.6	(310.0)	35.8
Foreign currency transaction losses (gains), net	(236.1)	209.2	(117.4)
Other-than-temporary declines in fair values of investments	13.8	3.4	18.5
Losses (gains) on extinguishment of debt	40.8	33.7	(24.1)
Gains on disposition of assets, net	(206.4)	(115.2)	(43.7)
Gain on exchange of investment securities	—	—	(178.8)
Deferred income tax benefit	(100.6)	(75.6)	(80.2)
Minority interests in earnings (losses) of subsidiaries	171.7	117.0	(129.5)
Non-cash charges from Liberty Media Corporation	—	—	15.5
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	166.7	5.1	(95.4)
Payables and accruals	(119.2)	(9.0)	158.3
Net cash provided by operating activities of discontinued operations	74.9	312.8	172.3

Net cash provided by operating activities	1,878.0	1,576.1	743.3

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net of disposal costs	2,548.1	—	—
Capital expended for property and equipment	(1,507.9)	(1,046.2)	(397.1)
Cash paid in connection with acquisitions, net of cash acquired	(1,254.2)	(3,586.3)	(508.8)
Proceeds received upon dispositions of assets	380.8	464.5	312.9
Investments in and loans to affiliates and others	(255.7)	(133.7)	(257.0)
Net cash received (paid) to purchase or settle derivative instruments	50.5	82.4	(159.0)
Change in restricted cash	11.6	21.0	(26.3)
Proceeds received from sale of short-term liquid investments	2.6	101.4	247.0
Cash paid in connection with LGI Combination	—	(703.5)	—
Return of cash previously paid into escrow in connection with 2004 acquisition	—	56.9	—
Purchases of short-term liquid investments	—	(55.1)	(293.7)
Cash paid for acquisition to be refunded by seller	—	—	(52.1)
Proceeds received upon repayment of principal amounts loaned to affiliates	—	—	535.1
Proceeds received upon repayment of debt securities	—	—	115.6
Deposits received in connection with pending asset sales	—	—	80.3
Other investing activities, net	12.3	35.3	(13.7)
Net cash used by investing activities of discontinued operations	(92.5)	(171.4)	(109.5)

Net cash used by investing activities	$(104.4)	$(4,934.7)	$(526.3)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Cash flows from financing activities:
Borrowings of debt	$7,774.5	$6,968.4	$2,301.2
Repayments of debt and capital lease obligations	(6,683.3)	(5,412.3)	(1,855.2)
Repurchase of common stock	(1,756.9)	(78.9)	(127.9)
Change in cash collateral	(394.2)	(57.2)	41.7
Payment of deferred financing costs	(91.9)	(101.3)	(66.0)
Cash distributions by subsidiaries to minority interest owners	(95.3)	—	—
Proceeds from issuance of stock by subsidiaries	18.5	873.6	488.4
Net proceeds received from rights offering	—	—	735.7
Contributions from Liberty Media Corporation	—	—	704.3
Other financing activities, net	16.8	7.8	12.4
Net cash used by financing activities of discontinued operations	—	(8.3)	(2.0)

Net cash provided (used) by financing activities	(1,211.8)	2,191.8	2,232.6

Effect of exchange rates on cash	116.5	(160.1)	66.8

Net increase (decrease) in cash and cash equivalents:
Continuing operations	695.9	(1,460.0)	2,455.6
Discontinued operations	(17.6)	133.1	60.8

Net increase (decrease) in cash and cash equivalents	678.3	(1,326.9)	2,516.4
Cash and cash equivalents:
Beginning of period	1,202.2	2,529.1	12.7

End of period	$1,880.5	$1,202.2	$2,529.1

Cash paid for interest	$474.6	$286.7	$280.8

Net cash paid for taxes	$65.9	$35.6	$4.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

LGI is an international broadband communications provider of video, voice and broadband Internet access services, with consolidated broadband operations at December 31, 2006 in 16 countries (excluding Belgium — see note 7). Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries, UPC Holding BV (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), we provide broadband communications services in 10 European countries (excluding Belgium). LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. The broadband communications operations of UPC Holding and LG Switzerland are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR Global Com, S.A. (VTR), we provide broadband communications services in Chile. We also have (i) consolidated direct-to-home (DTH) satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

On December 19, 2005 we reached an agreement to sell 100% of our Norwegian broadband communications operator, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish broadband communications operator, NBS Nordic Broadband Services AB (publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of our French broadband communications operator, UPC France SA (UPC France) and completed the sale on July 19, 2006. On June 9, 2006, we sold 100% of our Norwegian common local exchange carrier (CLEC), Priority Telecom Norway A.S., (PT Norway). We have presented UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations in our consolidated financial statements. As UPC Sweden, UPC France and PT Norway were designated as discontinued operations subsequent to December 31, 2005, the assets and liabilities of these entities have not been included in discontinued operations in our December 31, 2005 consolidated balance

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

sheet. However, these entities, along with UPC Norway, are included in the amounts reported as discontinued operations in our consolidated statements of operations and cash flows and related footnote disclosures for all periods presented. See note 6.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2006.

(2)  Spin Off Transaction

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

In addition to the contributed subsidiaries and net assets that comprised our company at the time of the spin off, Liberty Media also contributed certain other assets and liabilities to our company in connection with the spin off, as set forth in the following table (amounts in millions):

Cash and cash equivalents	$50.0
Available-for-sale securities	561.1
Net deferred tax liability	(253.2)
Other net liabilities	(2.2)

$355.7

The contributed available-for-sale securities included 10,000,000 shares of The News Corporation Limited’s (News Corp.) Class A non-voting common stock (News Corp. Class A common stock) and a 99.9% economic interest in 345,000 shares of ABC Family Worldwide, Inc. (ABC Family) Series A preferred stock. Liberty Media also contributed a variable forward transaction with respect to the News Corp. Class A common Stock. For financial reporting purposes, the contribution of the cash, available-for-sale securities, related deferred tax liability and other net liabilities is deemed to have occurred on June 1, 2004.

All of the net assets contributed to our company by Liberty Media in connection with the spin off have been recorded at Liberty Media’s historical cost.

As a result of the spin off, we operate independently from Liberty Media, and neither we nor Liberty Media have any stock ownership, beneficial or otherwise, in the other. In connection with the spin off, we and Liberty Media entered into certain agreements in order to govern certain of the ongoing relationships between Liberty Media and our company after the spin off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Tax Sharing Agreement (see note 13) and Aircraft Joint Ownership and Management Agreements. In addition, Liberty Media and our company entered into a Short-Term Credit Facility and a Facilities and Services Agreement that have since been terminated.

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
December 31, 2006, 2005 and 2004 — (Continued)

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

(3)  Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, stock-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect controlling voting interest and variable interest entities for which our company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified based on the expected timing of the disbursement. At December 31, 2006 and 2005, our restricted cash balances aggregated $496.1 and $86.3 million, respectively. The December 31, 2005 amount includes $29.5 million that is included in our other long-term assets in our consolidated balance sheet. At December 31, 2006, our restricted cash balances included $437.4 million that is required to be used to redeem the Cablecom Luxembourg Old Fixed Rate Notes and $33.5 million that provides security for cash interest payments on the LG Switzerland PIK Loan. For additional information, see note 11.

Our significant non-cash investing and financing activities are disclosed in our statements of stockholders’ equity and in notes 5, 6, 7, 10 and 14.

Receivables

Receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $76.5 million and $73.6 million at December 31, 2006 and 2005, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

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

For those investments in affiliates in which we have the ability to exercise significant influence, the equity method of accounting is used. Generally, we exercise significant influence through a voting interest between 20% and 50% or board representation and management authority. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, and advances and commitments to, the investee. In situations where our investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, and we hold investments in other more senior securities of the affiliate, we continue to record losses from the affiliate to the extent of the carrying amount of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by us if the affiliate were to experience a liquidation of its assets at their current book values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), the portion of the difference between our investment and our share of the net assets of the investee that represents goodwill (equity method goodwill) is not amortized, but continues to be considered for impairment under Accounting Principles Board Opinion (APB) No. 18 (APB 18). Our share of net earnings or losses of affiliates also includes any other-than-temporary declines in fair value recognized during the period.

Changes in our proportionate share of the underlying share capital of a subsidiary or equity method investee, including those which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases to additional paid-in capital.

We continually review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, such as (i) general market conditions, (ii) industry specific or investee specific factors, (iii) changes in stock price or valuation subsequent to the balance sheet date and (iv) our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for cost investments and available-for-sale securities are

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

included in the consolidated statements of operations as other-than-temporary declines in fair values of investments. Writedowns for equity method investments are included in share of results of affiliates.

We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these entities to provide us with accurate financial information prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on our consolidated financial statements. For information concerning these entities, see note 7.

Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, short-term liquid investments, receivables, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities approximate fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices, to the extent available, at the reporting date. The fair value of our debt instruments generally is based on the average of applicable bid and offer prices. See note 11 for information concerning the fair value of our debt instruments.

Derivative Instruments

As further described in note 9, we have entered into various derivative instrument contracts, including interest rate and foreign currency derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps, none of the derivative instruments that were in effect during the three years ended December 31, 2006 were designated as hedges for financial reporting purposes.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies (SFAS 51), we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

Depreciation is computed using the straight-line method over estimated useful lives of 3 to 25 years for cable distribution systems, 10 to 40 years for buildings and leasehold improvements and 2 to 20 years for support equipment. The useful lives used to depreciate cable distribution systems are assessed periodically and are adjusted when warranted. The useful lives of systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by FASB Interpretation No. 47, we recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. In addition, we recognize asset retirement obligations that arise from the European Union Directive on Waste Electrical and Electronic Equipment (WEEE Directive) pursuant to FASB Staff Position No. 143-1. The WEEE Directive creates certain legal obligations to dispose of electrical and electronic equipment, which incorporates equipment used in our European operations. The majority of our obligations under the WEEE Directive is related to customer premise equipment.

Asset retirement obligations may arise from rights of way that we obtain from local municipalities or other relevant authorities. Under certain circumstances, the authority can cause us to have to remove our network, such as if we discontinue using the equipment or the authority does not renew our access rights. We expect to maintain our rights of way for the foreseeable future as these rights are necessary to remain a going concern. In addition, the authorities have the incentive to indefinitely renew our rights of way and in our past experience, renewals have always been granted. We also have obligations in lease agreements to restore the property to its original condition or remove our property at the end of the lease term. Sufficient information is not available to estimate the fair value of our asset retirement obligations in certain of our lease arrangements. This is the case in long-term lease arrangements in which the underlying leased property is integral to our operations, there is not an acceptable alternative to the leased property and we have the ability to indefinitely renew the lease. Accordingly, for most of our rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future, and as such we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of December 31, 2006 and 2005, the recorded fair value of our asset retirement obligations was $43.3 million and $34.6 million, respectively.

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

Pursuant to SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. Pursuant to SFAS 142, intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite-lives. Our customer relationship intangible assets are amortized on a straight line basis over estimated useful lives ranging from 3 to 10 years.

Impairment of Property and Equipment and Intangible Assets

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
December 31, 2006, 2005 and 2004 — (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Most of our valuation allowances at December 31, 2006 are related to deferred tax assets acquired in purchase method business combinations. Any future release of the valuation allowance against these deferred tax assets will result in a corresponding reduction of goodwill. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

Defined benefit plans

Certain of our indirect subsidiaries maintain various employee pension plans that are treated as defined benefit pension plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include the estimated long-term rates of return to be earned by plan assets, the estimated discount rates used to value the projected benefit obligations and estimated wage increases. We generally use a model portfolio of high quality bonds whose expected rate of return is estimated to match the plans’ expected cash flows as a basis to determine the most appropriate discount rates. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). For additional information, see notes 19 and 23.

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) and equity investees are translated at the spot rate in effect at the applicable reporting date, and

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

the consolidated statements of operations and our company’s share of the results of operations of our equity affiliates generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statement of stockholders’ equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the period. The effect of exchange rates on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

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

Revenue Recognition

Cable Network Revenue.  We recognize revenue from the provision of video, telephone and broadband Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the consolidated statement of operations as incurred.

Other Revenue.  We recognize revenue from the provision of DTH, telephone and data services to customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life.

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

Deferred Construction and Maintenance Revenue.  As further described in note 12, J:COM enters into agreements whereby it receives up-front compensation to construct and maintain certain cable facilities. Revenue from these arrangements has been deferred and is being recognized on a straight-line basis over the terms of the agreements, which are generally 20 years.

Sales, Use and Other Value Added Taxes.  Revenue is recorded net of applicable sales, use and other value added taxes.

Stock Based Compensation

2006

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) generally requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

SFAS 123(R) also requires the benefits of tax deductions in excess of deferred taxes on recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed by the prior accounting rules. This requirement, to the extent applicable, reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

On January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective adoption method. As a result of the adoption of SFAS 123(R), we began (i) using the fair value method to recognize share-based compensation and (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards. In addition, for our outstanding stock awards granted after January 1, 2006 that do not contain a performance condition, we use the straight-line method to recognize stock-based compensation expense and the accelerated expense attribution method for our outstanding stock awards granted prior to January 1, 2006. As required by SFAS 123(R), we use the accelerated attribution method to recognize stock-based compensation expense for all stock awards granted after January 1, 2006 that contain a performance condition with graded vesting. SFAS 123(R) also requires recognition of the equity component of deferred compensation as additional paid-in capital. As a result, we have reclassified the January 1, 2006 deferred compensation balance of $15.6 million to additional paid-in capital in our consolidated statement of stockholders’ equity.

We have calculated the expected life of options and stock appreciation rights (SARs) granted by LGI to employees using the “simplified method” set forth in Staff Accounting Bulletin No. 107. The expected volatility for LGI options and SARs was based on the historical volatilities of LGI, UGC and certain other public companies with characteristics similar to LGI for a historical period equal to the expected average life of the LGI awards.

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

2005 and 2004

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards to our employees using the intrinsic value method and we recorded forfeitures as incurred. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options was recognized only if the estimated fair value of the underlying stock exceeded the exercise price on the measurement date, in which case, compensation was recognized based on the percentage of options that were vested until the options were exercised, expired or were canceled and (ii) compensation expense for variable-plan options was recognized based upon the percentage of the options that were vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options were exercised, expired or were canceled. Through December 31, 2005, we recorded stock-based compensation expense for our variable-plan options and SARs using the accelerated expense attribution method. We recorded compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period. Most of the LGI stock options outstanding during 2005 and 2004 were accounted for as variable-plan awards.

As a result of the spin off and the related issuance of options to acquire LGI common stock, certain persons who remained employees of Liberty Media immediately following the spin off hold options to purchase LGI

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

common stock and certain persons who are our employees hold options, SARs and options with tandem SARs with respect to Liberty Media common stock. Pursuant to the Reorganization Agreement between our company and Liberty Media, we are responsible for all stock incentive awards related to LGI common stock and Liberty Media is responsible for all stock incentive awards related to Liberty Media common stock regardless of whether such stock incentive awards are held by our or Liberty Media’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LGI or Liberty Media common stock. Accordingly, any stock-based compensation that we include in our consolidated statements of operations with respect to Liberty Media stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.

The exercise price of employee stock options granted prior to the initial public offering (IPO) by J:COM on March 23, 2005 was subject to adjustment depending on the IPO price. As such, J:COM used variable-plan accounting for such stock options. Prior to March 23, 2005, no compensation was recorded with respect to these options.

Our stock-based compensation for the years ended December 31, 2005 and 2004 has not been restated in connection with the implementation of SFAS 123(R). The following table illustrates the pro forma effect on net earnings (loss) from continuing operations and earnings (loss) from continuing operations per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method prescribed by APB 25. As the accounting for restricted stock and SARs is the same under APB 25 and SFAS 123, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to restricted stock, SARs or to options granted in tandem with SARs:

	Year ended December 31,
	2005	2004
	amounts in millions,
	except per share amounts

Earnings (loss) from continuing operations	$(59.6)	$7.0
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	7.1	51.5
Deduct stock compensation charges as determined under the fair value method, net of taxes	(35.0)	(33.0)

Pro forma earnings (loss) from continuing operations	$(87.5)	$25.5

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$(0.14)	$0.02

Pro forma	$(0.21)	$0.08

See note 15 for additional information concerning our stock awards.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been exercised or converted at the beginning of the periods presented.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

In connection with the spin off, holders of Liberty Media common stock on June 1, 2004 received in the aggregate 139,921,145 shares of LGI Series A common stock, 6,053,143 shares of LGI Series B common stock and 145,974,288 shares of LGI Series C common stock.

The pro forma net earnings (loss) per share for the year ended December 31, 2004 set forth in our consolidated statements of operations was computed assuming that the shares issued in the spin off were issued and outstanding since January 1, 2004. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the rights offering conducting by LMI on July 26, 2004 (the LMI Rights Offering), have been increased to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Year ended December 31,
	2006	2005	2004

Weighted average common shares outstanding before adjustment	438,135,460	415,277,683	317,194,444
Adjustment for July 2004 LMI Rights Offering	—	—	7,767,008

Weighted average common shares, as adjusted (basic EPS computation)	438,135,460	415,277,683	324,961,452
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	—	—	215,597

Weighted average common shares, as adjusted (diluted EPS computation)	438,135,460	415,277,683	325,177,049

We reported losses from continuing operations during 2006 and 2005. Therefore, the dilutive effect at December 31, 2006 and 2005 of the aggregate number of then outstanding options, SARs, and nonvested shares of approximately 32.1 million and 32.4 million, respectively, and the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other contracts that may be settled in cash or shares of approximately 39.4 million and 41.1 million, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. As of December 31, 2004, there were 4.6 million options not included in the computation of diluted earnings per share from continuing operations for 2004 because their inclusion would have been anti-dilutive.

(4)  Recent Accounting Pronouncements

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact of this standard on our consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

(5)  Acquisitions

Significant 2006 Acquisitions

During 2006, our significant acquisitions included (i) J:COM’s acquisition of a controlling interest in Cable West effective September 28, 2006 and (ii) the consolidation of Karneval effective September 18, 2006. These acquisitions, which are described below, are collectively referred to herein as the Significant 2006 Acquisitions.

A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2006 Acquisitions is presented following the descriptions of these transactions below.

Acquisition of Cable West

On September 28, 2006, J:COM paid aggregate cash consideration of ¥55.8 billion ($472.5 million at the transaction date) before direct acquisition costs to increase its ownership interest in Cable West Inc. (Cable West) from an 8.6% non-controlling interest to an 85.0% controlling interest. On November 15, 2006, J:COM paid aggregate cash consideration of ¥7,736 million ($65.5 million at the transaction date) to increase its ownership interest in Cable West to 95.6%. Cable West is a broadband communications provider in Japan. For financial reporting purposes, J:COM began consolidating Cable West effective September 30, 2006. J:COM acquired Cable West in order to achieve certain financial, operational and strategic benefits through the integration of Cable West with its existing operation.

J:COM’s acquisitions of additional Cable West ownership interests during the third and fourth quarters of 2006 have been accounted for as step acquisitions by our company of ownership interests in Cable West of 76.4% and 10.6%, respectively. The total cash consideration, together with direct acquisition costs, and the September 28, 2006 carrying value of our cost method investment in Cable West, has been allocated to the identifiable assets and liabilities of Cable West based on preliminary assessments of their respective fair values (taking into account the respective 76.4% and 10.6% Cable West ownership interests that we acquired during the third and fourth quarters of 2006, respectively), and the excess of the purchase prices over the adjusted preliminary fair values of such identifiable net assets was allocated to goodwill.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Acquisition of Karneval

On August 9, 2006, we announced that (i) our indirect subsidiary, Liberty Global Europe NV (Liberty Global Europe), had signed a total return swap agreement with each of Aldermanbury Investments Limited (AIL), an affiliate of JP Morgan, and Deutsche Bank AG, London Branch (Deutsche), to acquire Unite Holdco III BV (Unite Holdco), subject to regulatory approvals, and (ii) Unite Holdco had entered into a share purchase agreement to acquire for €322.5 million, subject to closing and post-closing adjustments, all interests in Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) from ICZ Holding BV. On September 18, 2006, Unite Holdco acquired Karneval for aggregate cash consideration of €331.1 million ($420.1 million at the transaction date) before direct acquisition costs, including €8.6 million ($10.9 million at the transaction date) of net cash and working capital adjustments. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. We acquired Karneval in order to achieve certain financial, operational and strategic benefits through the integration of Karneval with our existing operations in the Czech Republic. On December 28, 2006, following the receipt of regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco and settled the total return swap agreements with each of AIL and Deutsche.

In connection with the total return swap and share purchase agreements described above, Liberty Global Europe agreed to indemnify each of AIL and Deutsche and their affiliates with respect to any losses, liabilities and taxes incurred in connection with the acquisition, ownership and subsequent transfer of the Unite Holdco and Karneval interests. Liberty Global Europe’s indemnity agreement with AIL and Deutsche was considered to be a variable interest in Unite Holdco, which was considered to be a variable interest entity under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable interest Entities (FIN 46(R)). As Liberty Global Europe was responsible for all losses incurred by AIL and Deutsche in connection with their acquisition, ownership and ultimate disposition of Unite Holdco, Liberty Global Europe was considered to be Unite Holdco’s primary beneficiary, as defined by FIN 46(R), and Liberty Global Europe was therefore required to consolidate Unite Holdco and its subsidiary Karneval, as of the closing date of Unite Holdco’s acquisition of Karneval. As each of AIL and Deutsche did not have equity at risk in Unite Holdco, the full amount of Unite Holdco’s results during the fourth quarter of 2006 was allocated to Liberty Global Europe. For financial reporting purposes, we began consolidating Unite Holdco effective September 30, 2006.

Our acquisition of Karneval through Unite Holdco has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Karneval based on preliminary assessments of their respective fair values, and the excess of the purchase price over the preliminary fair values of such identifiable net assets was allocated to goodwill.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Opening Balance Sheet Information of the Significant 2006 Acquisitions

A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2006 Acquisitions is presented in the following table. The opening balance sheets presented in this table are based on preliminary purchase price allocations and are therefore subject to adjustment:

	Cable West(b)	Karneval
Effective acquisition or consolidation date for financial	September 30,	September 30,
reporting purposes	2006	2006
LGI ownership interest at December 31, 2006	95.6%	100%
	amounts in millions

Cash	$15.1	$12.4
Other current assets	45.4	2.6
Other investments	(16.4)	—
Property and equipment, net	300.5	119.3
Goodwill	362.3	257.9
Intangible assets subject to amortization(a)	110.0	40.2
Other assets, net	3.0	16.2
Current liabilities	(73.1)	(8.7)
Long-term debt and capital lease obligations	(65.1)	(1.8)
Other long-term liabilities	(135.0)	(10.0)
Minority interests in subsidiaries	(6.4)	—

Total purchase price	$540.3	$428.1

Purchase price:
Cash consideration	$538.0	$420.1
Direct acquisition costs	2.3	8.0

	$540.3	$428.1

(a)	The amounts reflected as intangible assets subject to amortization primarily relate to our preliminary assessment of the fair value of customer relationships. Such acquired intangible assets for Cable West and Karneval had preliminary weighted average lives of 10 and 5 years, respectively, at the respective acquisition dates.

(b)	The Cable West column reflects the preliminary allocation of the aggregate purchase price associated with the Cable West interests acquired during the third and fourth quarters of 2006. The other investments amount for Cable West represents the elimination of the carrying amount of J:COM’s cost method investment in Cable West.

The purchase accounting for each of the Significant 2006 Acquisitions, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment, intangible assets and, in the case of Cable West, deferred revenue, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these items and to the related depreciation and amortization (including amortization of deferred revenue). In addition, our final assessment of the purchase price

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

Other 2006 Acquisition

INODE — On March 2, 2006 we acquired INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date). The INODE acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of INODE based on their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill.

Significant 2005 Acquisitions

During 2005 we completed the following significant acquisitions, each of which is described in detail below: (i) the LGI Combination effective June 15, 2005, (ii) the acquisition of Cablecom effective October 24, 2005, (iii) the acquisition of Astral Telecom SA (Astral) effective October 14, 2005, (iv) the acquisition of NTL Ireland effective May 9, 2005, (v) the acquisition of a controlling interest in Austar United Communications Limited (Austar) effective December 14, 2005 and (vi) VTR’s acquisition of a controlling interest in Metrópolis Intercom SA (Metrópolis) effective April 13, 2005. These acquisitions are collectively referred to herein as the Significant 2005 Acquisitions. As further described below, we also began consolidating LGI/Sumisho Super Media LLC (Super Media) and J:COM on January 1, 2005.

A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media/J:COM consolidation is presented following the descriptions of these transactions below.

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

In the LGI Combination, (i) each outstanding share of LMI Series A and Series C common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LMI and its wholly owned subsidiaries) was converted into the right to receive for each share of common stock owned either (i) 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock (plus cash for any fractional share interest) or (ii) $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. The effects of the LGI Combination have been included in our historical consolidated financial statements beginning with the June 15, 2005 acquisition date.

The LGI Combination has been accounted for as a step acquisition by our company of the remaining minority interest in UGC. The purchase price in this step acquisition includes the consideration issued to UGC public stockholders to acquire the UGC interest not already owned by our company and the direct acquisition costs

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

incurred by our company. The details of the purchase price are presented in the following table (dollar amounts in millions):

Shares of LGI Series A common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765
Shares of LGI Series C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765

131,389,530

Fair value of LGI Series A and Series C common stock issued to UGC stockholders other than LMI and its wholly owned subsidiaries	$2,878.2
Fair value of LGI Series A and Series C common stock issued to UGC subsidiaries	(90.6)

Fair value of outstanding LGI Series A and Series C common stock issued to UGC stockholders	2,787.6
Cash consideration	694.5
Direct acquisitions costs	9.0

Total purchase price	3,491.1
Elimination of minority interest in UGC	(994.8)

Purchase price allocated to the net assets of UGC	$2,496.3

The fair value of the shares issued to UGC stockholders other than LMI in the LGI Combination was derived from a fair value of $43.812 per share of LGI Series A common stock, which was the average of the quoted market price per share of LGI Series A common stock (before giving effect to the September 6, 2005 stock split in the form of a stock dividend, pursuant to which holders received one share of LGI Series C common stock for each share of LGI Series A common and one share of LGI Series C common stock for each share of LGI Series B common stock) for the period beginning two trading days before and ending two trading days after the date that the LGI Combination was agreed to and announced (January 18, 2005). After eliminating the minority interest in UGC from our consolidated balance sheet, we allocated the remaining purchase price to the identifiable assets and liabilities of UGC based on their respective fair values (taking into account the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill.

Consolidation of Super Media/J:COM

On December 28, 2004, our 45.5% ownership interest in J:COM, and a 19.8% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in LGI/Sumisho Super Media. Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.7% noncontrolling interest in Super Media, and Super Media held a 65.3% controlling interest in J:COM at December 31, 2004.

Due to certain veto rights held by Sumitomo that precluded us from controlling Super Media, we accounted for our 69.7% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J:COM announced an IPO of its common shares in Japan. Under the terms of the operating

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by our company and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by our company has a casting or deciding vote with respect to any management committee decision on which our company and Sumitomo are unable to agree. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to (i) engage in any business other than holding J:COM shares, (ii) sell J:COM shares, (iii) issue additional units in Super Media, (iv) make in-kind distributions or (v) dissolve Super Media, in each case subject to certain exceptions contemplated by the Super Media operating agreement. Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.

As a result of the above-described change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo to acquire the above-described casting vote, we have recorded the consolidation of Super Media/J:COM at historical cost.

On March 23, 2005, J:COM received net proceeds of ¥82.043 billion ($774.3 million at the transaction date) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,445 million ($79.1 million at the transaction date) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. Also on March 23, 2005, Sumitomo contributed additional J:COM shares to Super Media, increasing Sumitomo’s interest in Super Media to 32.4%, and decreasing our company’s interest in Super Media to 67.6%. Sumitomo and our company are generally required to contribute to Super Media any additional shares of J:COM that either party acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. After giving effect to Sumitomo’s additional contribution of J:COM shares to Super Media and the consummation of J:COM’s IPO, including the subsequent exercise of the underwriters’ over-allotment option, Super Media’s ownership interest in J:COM was 54.5%.

In connection with the dilution of our ownership interest that resulted from (i) J:COM’s issuance of common shares in March and April 2005 pursuant to its IPO and (ii) the exercise of stock options, we recorded a $120.7 million gain, which is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity for the year ended December 31, 2005. We provided no income taxes on this gain as we ceased providing income taxes on our outside basis in Super Media/J:COM when we began consolidating these entities on January 1, 2005.

Sumitomo also held an 8.3% direct interest in J:COM until September 26, 2005, when such interest was contributed to Super Media.

The March 2005 and September 2005 contributions of Sumitomo’s J:COM interests to Super Media were recorded at historical cost and resulted in an aggregate non-cash increase to goodwill of $31.5 million.

At December 31, 2006, Super Media owned 3,987,238 shares of J:COM, or 62.5% of the issued and outstanding shares of J:COM, and LGI’s ownership interest in Super Media was 58.7%.

See notes 7 and 22 for additional information concerning J:COM.

Acquisition of Cablecom

On October 24, 2005, LG Switzerland purchased from Glacier Holdings S.C.A. all of the issued share capital of Cablecom, the parent company of a Swiss broadband communications company, for a cash purchase price before

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

direct acquisition costs of 2,826 million Swiss Francs (CHF) ($2,212.3 million at the transaction date). We acquired Cablecom in order to expand the markets in which we operate in Europe.

The Cablecom acquisition was funded through a combination of (i) a €550 million ($667 million at the transaction date) 9.5 year split-coupon floating rate payment-in-kind loan (the PIK Loan) entered into by LG Switzerland, (ii) a new offering of €300 million ($363 million at the transaction date) principal amount of 8.6% Senior Notes due 2014 by UPC Holding, a sister corporation of LG Switzerland and (iii) available cash. At the acquisition date, Cablecom reported outstanding debt of CHF 1.7 billion ($1.4 billion at the transaction date). For additional information concerning the LG Switzerland, UPC Holding and Cablecom debt, see note 11.

The Cablecom acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Cablecom based on their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

Acquisition of Astral

On October 14, 2005, we completed the acquisition of Astral, a broadband communications operator in Romania, for a cash purchase price of $407.1 million, before direct acquisition costs. We acquired Astral in order to achieve certain financial, operational and strategic benefits through the integration of Astral with our existing operations in Romania. The Astral acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Astral based on their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

Acquisition of NTL Ireland

On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland BV. (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings BV (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), acquired NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland) on May 9, 2005 with funds provided by a loan from UPC Ireland. NTL Ireland, a cable television operator in Ireland, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. We acquired NTL Ireland in order to achieve certain financial, operational and strategic benefits through the integration of NTL Ireland with our existing operations in Ireland.

On December 12, 2005, following the receipt of regulatory approval, UPC Ireland completed its acquisition of MS Irish Cable. Upon closing, UPC Ireland paid MSDW Equity, as consideration for all of the outstanding share capital of MS Irish Cable and any MS Irish Cable indebtedness owed to MSDW Equity and its affiliates, an amount equal to MSDW Equity’s net investment in MS Irish Cable plus interest on the amount of the net investment and expenses incurred by MSDW Equity in connection with the transaction.

In connection with the sale and purchase agreement, UPC Ireland agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. The make whole arrangement with MSDW Equity was considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FIN 46(R). As UPC Ireland was responsible for all losses incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, UPC Ireland was MS Irish Cable’s primary beneficiary, as defined by FIN 46(R), and UPC Ireland was therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, upon the May 9, 2005 closing of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity had no equity at risk in

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

MS Irish Cable, the full amount of MS Irish Cable’s results from May 9, 2005 through December 12, 2005 was allocated to UPC Ireland.

The acquisition of NTL Ireland through MS Irish Cable has been accounted for using the purchase method of accounting. The total purchase consideration of €349.4 million ($448.8 million at the transaction date), including direct acquisition costs of €16.0 million ($20.6 million at the transaction date), has been allocated to the acquired identifiable net assets of NTL Ireland based on their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

Acquisition of Controlling Interest in Austar

On December 14, 2005 we completed a transaction that increased our indirect ownership of Austar, a DTH company in Australia, from a 36.7% non-controlling indirect ownership interest to a 55.2% controlling interest. We acquired a controlling interest in Austar in order to increase our investment in the Australian DTH industry. As a result of this transaction, we began using the consolidation method to account for our investment in Austar. Prior to obtaining a controlling interest in Austar, UGC used the equity method to account for its indirect investment in Austar.

Prior to December 14, 2005, Austar’s share capital was owned 20.3% by the public and 79.7% (968 million shares) by United Austar Partners (UAP). UAP was 46% (446 million shares) owned by United Asia Pacific Communications (UAPC), an indirect wholly owned subsidiary of UGC, and 54% (522 million shares) owned by an independent third party, Castle Harlan Australia Mezzanine Partners Pty. Limited and Castle Harlan, Inc. (collectively, CHAMP).

On December 14, 2005, CHAMP sold to United AUN, Inc., a wholly owned subsidiary of UAPC (together with UAPC, the United Partners), units in UAP representing 224 million shares in Austar for net cash consideration of AUD 204.9 million ($155.0 million at the transaction date) before direct acquisition costs, and UAP transferred 298 million Austar shares to CHAMP in cancellation of their remaining units in Austar. Upon completion of this transaction, the United Partners owned 100% of the UAP partnership interest, CHAMP ceased to be a partner in UAP, and UAP owned a 55.2% economic and voting interest in Austar.

The December 14, 2005 transaction has been accounted for as a step acquisition by our company of an 18.5% interest in Austar. The total cash consideration, together with direct acquisition costs and our carryover basis in our equity method investment in Austar, has been allocated to the identifiable assets and liabilities of Austar based on their respective fair values (taking into account the 18.5% Austar ownership interest that we acquired in the December 14, 2005 step acquisition), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill.

VTR Acquisition of Metrópolis

On April 13, 2005, VTR completed its previously announced combination with Metrópolis, a Chilean broadband communications company. Prior to the combination, LMI owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile SA (Cristalerías). As consideration for Cristalerías’ interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to Cristalerías, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones SA (CCI), an affiliate of Cristalerías, in the amount of CLP 6,067 million ($10.5 million at the transaction date), and (iii) UGC granted Cristalerías the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable until April 13, 2015. The acquisition of Cristalerías’ interest in Metrópolis included the assumption of $25.8 million in debt payable to a Chilean telecommunications company (CTC) and CLP 30.335 billion

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

($51.8 million at the transaction date) of bank debt. The bank debt was repaid in April 2005 and the debt owed to CTC was repaid in July 2005 using proceeds from the Old VTR Bank Facility. See note 11. VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.

The final regulatory approval for the combination, which was obtained in March 2005, imposed certain conditions on the combined entity. The most significant of these conditions require that the combined entity (i) re-sell broadband capacity to third party broadband Internet service providers on a wholesale basis; (ii) activate two-way capacity on 2.0 million Homes Passed within five years from the consummation date of the combination; and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation plus a programming cost escalator. Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any business that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. VTR and we have received written inquiries from Chilean regulatory authorities seeking to determine whether Liberty Media’s acquisition of the DirecTV interest would violate or otherwise conflict with the regulatory condition prohibiting us from owning an interest in Chilean satellite or microwave television businesses. We currently are unable to predict the outcome of this inquiry.

In the absence of quoted market prices for VTR common stock, we estimated the fair value of the 20% interest in VTR that was exchanged for Cristalerías’ interest in Metrópolis to be $180 million. The estimate was based on a discounted cash flow analysis and other available market data. Including the approximate $11.8 million fair value at April 13, 2005 of the put right that UGC granted to Cristalerías and $3.4 million in direct acquisition costs, the purchase price for Cristalerías’ interest in Metrópolis totaled $195.2 million. We accounted for this merger as (i) a step acquisition by our company of an additional 30% interest in Metrópolis, and (ii) the sale of a 20% interest in VTR. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values (taking into account the 30% Metrópolis interest acquired), and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. Our proportionate share of Metrópolis’ net assets represented by our historical 50% interest in Metrópolis was recorded at historical cost. UGC recorded a $4.6 million reduction of additional paid-in capital associated with the dilution of its indirect ownership interest in VTR from 100% to 80% as a result of the transaction. Our share of this loss was reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity for the year ended December 31, 2005.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Opening Balance Sheet Information of Significant 2005 Acquisitions

A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media / J:COM consolidation is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2006 upon the finalization of purchase accounting:

	Super
	Media/			NTL	LGI
	J:COM	Metrópolis		Ireland	Combination		Astral	Cablecom	Austar
Effective acquisition or consolidation date	January 1,	April 1,		May 1,	June 15,		October 1,	October 31,	December 31,
for financial reporting purposes	2005	2005		2005	2005		2005	2005	2005
LGI’s ownership at December 31, 2006	36.6%	80.0	%(d)	100%	100	%(e)	100%	100%	53.4	%(f)
	amounts in millions
Cash	$101.7	$7.4		$9.3	$—		$12.0	$27.8	$9.5
Other current assets	165.5	6.0		16.3	—		10.5	199.8	27.4
Investments in affiliates(a)	(987.3)	(55.0)		—	184.9		1.9	5.7	(123.1)
Property and equipment, net	2,441.2	138.0		282.5	223.6		111.5	1,295.5	92.4
Goodwill	1,875.3	224.3		208.5	1,610.7		265.2	2,241.2	316.1
Intangible assets subject to amortization(b)	—	—		—	622.5		74.7	325.1	72.8
Other assets, net	142.4	7.3		10.0	(77.4)		—	8.1	4.3
Current liabilities	(398.5)	(82.2)		(70.9)	—		(33.7)	(361.5)	(61.5)
Long-term debt and capital lease obligations	(2,112.7)	(38.4)		—	(11.7)		(14.5)	(1,415.3)	(217.3)
Other long-term liabilities	(415.1)	(12.2)		(6.9)	(56.3)		(18.2)	(88.8)	(17.5)
Minority interests in subsidiaries	(812.5)	—		—	994.8		—	(11.7)	—
Additional paid-in capital(c)	—	—		—	—		—	—	52.4

Total purchase price	$—	$195.2		$448.8	$3,491.1		$409.4	$2,225.9	$155.5

Purchase price:
Cash consideration	$—	$—		$428.2	$694.5		$407.1	$2,212.3	$155.0
Direct acquisition costs	—	3.4		20.6	9.0		2.3	13.6	0.5
Issuance of derivative instrument	—	11.8		—	—		—	—	—
Issuance of LGI stock	—	—		—	2,787.6		—	—	—
Issuance of VTR common stock	—	180.0		—	—		—	—	—

	$—	$195.2		$448.8	$3,491.1		$409.4	$2,225.9	$155.5

(a)	The investment in affiliate amounts for Super Media/J:COM, Austar and Metrópolis include reductions of $1,052.5 million, $161.8 million and $55.0 million, respectively, related to the elimination of the carrying amount of our equity method investment in such entities upon our acquisition of a controlling interest.

(b)	The amounts reflected as intangible assets subject to amortization primarily relate to customer relationships. Such acquired intangible assets had a weighted average life of 9.1 years at the respective acquisition dates.

(c)	The amount reflected in the Austar column represents the minority interests’ share in the deficit of Austar at the transaction date, which has been recorded as a reduction of additional paid-in capital in accordance with the guidance set forth in EITF D-84, Accounting for Subsequent Investments in an Investee After Suspension of Equity Method Loss Recognition When an Investor Increases Its Ownership Interest from Significant Interest to Control through a Market Purchase of Voting Securities.

(d)	The amounts reflected in the Metrópolis column represent the opening balance sheet of Metrópolis after applying step acquisition accounting. The column does not give effect to the consolidated impact of the related

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

sale of 20% of VTR to Cristalerías. On a consolidated basis, the sale of a 20% minority interest in VTR resulted in a $198.2 million non-cash increase to minority interests in subsidiaries.

(e)	The amounts reflected in the LGI Combination column represents the adjustments to the consolidated assets and liabilities of UGC at June 15, 2005 resulting from the application of step acquisition accounting in connection with the LGI Combination. As a result of the LGI Combination, our interest in UGC increased from 53.4% to 100%.

(f)	The amounts reflected in the Austar column represent the opening balance sheet of Austar after applying step acquisition accounting. At December 31, 2006, we owned 676,258,394 or 53.4% of the issued and outstanding shares of Austar.

Other 2005 Acquisitions

Acquisition of the Remaining 19.9% Minority Interest in UPC Broadband France — In April 2005, a subsidiary of UPC Holding exercised the call right acquired in connection with the July 2004 Suez-Lyonnaise Télécom SA (Noos) acquisition (see discussion under Significant 2004 Acquisitions below) and purchased the remaining 19.9% minority interest in UPC Broadband France SAS (UPC Broadband France) that it did not already own for €90.1 million ($116.0 million at the transaction date) in cash. UPC Broadband France was an indirect wholly owned subsidiary and owner of our French broadband video and broadband Internet access operations. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France, taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.

Zonemedia — In January 2005, Chellomedia acquired the Class A shares of Zonemedia. The consideration for the transaction consisted of (i) $50.0 million in cash, before considering direct acquisition costs of $2.2 million, and (ii) 351,110 shares of LGI Series A common stock and 351,110 shares of LGI Series C common stock valued at $15.0 million. As part of the transaction, Chellomedia contributed to Zonemedia its 49% interest in Reality TV Ltd. and Chellomedia’s Club channel business. Zonemedia is a programming company focused on the ownership, management and distribution of pay television channels.

The Zonemedia Class A shares purchased by Chellomedia represented an 87.5% interest in Zonemedia on a fully diluted basis. Subject to certain vesting conditions, Class B1 shares that initially represented 12.5% of Zonemedia’s outstanding equity were issued to a group of selling shareholders of Zonemedia, who were retained as employees. In addition, the retained employees were entitled to receive the LGI Series A and Series C common stock that we issued as purchase consideration, subject to an escrow agreement. In light of the service and vesting conditions associated with the Zonemedia Class B1 and LGI Series A and Series C shares, we are recording stock-based compensation expense with respect to these agreements.

In April 2006, Chellomedia acquired further Class B1 shares from certain (now former) employees of Zonemedia in return for cash, bringing Chellomedia’s holding in Zonemedia to 90%. In addition, such employees received a portion of the LGI Series A and Series C common stock held in escrow.

As further described in note 21, the Zonemedia Class B1 shares are subject to certain put and call rights.

Telemach — On February 10, 2005, we acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €71.0 million ($91.4 million at the transaction date) in cash.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

J:COM Chofu Cable — On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft Corporation (Microsoft) and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41.9 million at the transaction date) to acquire each entities’ respective interests in J:COM Chofu Cable, Inc. (J:COM Chofu Cable), a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9.2 million at the transaction date). As a result of this transaction, J:COM acquired an approximate 92% equity interest in J:COM Chofu Cable.

J:COM Setamachi — On September 30, 2005, J:COM paid cash of ¥9,200 million ($81.0 million at the transaction date) and assumed debt and capital lease obligations of ¥5,480 million ($48.3 million at the transaction date) to purchase 100% of the outstanding shares of J:COM Setamachi Co. Ltd. (J:COM Setamachi). J:COM immediately repaid ¥3,490 million ($30.7 million at the transaction date) of the assumed debt. J:COM Setamachi is a broadband communications provider in Japan.

IPS — On November 23, 2005, Plator Holdings BV (Plator Holdings), an indirect subsidiary of Chellomedia, paid cash consideration of $62.8 million to acquire the 50% interests that it did not already own in certain businesses that provide thematic television channels in Spain and Portugal (IPS). Plator Holdings financed the purchase price with new bank borrowings. Prior to this transaction, we used the equity method to account for our investment in IPS. We have accounted for this transaction as a step acquisition of a 50% interest in IPS.

Accounting Treatment of UPC Broadband France, Zonemedia, Telemach, J:COM Chofu Cable, J:COM Setamachi and IPS Acquisitions — We have used the purchase method to account for the interests acquired in UPC Broadband France, Zonemedia, Telemach, J:COM Chofu Cable, J:COM Setamachi and IPS. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill.

Pro Forma Information for 2006 and 2005 Acquisitions

The following unaudited pro forma consolidated operating results for 2006 and 2005 give effect to (i) the Significant 2006 Acquisitions as if they had been completed as of January 1, 2006 (for 2006 results) and January 1, 2005 (for 2005 results) and (ii) the Significant 2005 Acquisitions as if they had been completed as of January 1, 2005 (for 2005 results). No effect has been given to the 2006 acquisition of INODE or the 2005 acquisitions of Zonemedia, Telemach, J:COM Chofu Cable, J:COM Setamachi or IPS, since they would not have had a material impact on our results of operations if they had occurred at the beginning of the applicable periods. No effect has been given to the April 2005 acquisition of the minority interest in UPC Broadband France because, as described in note 6, UPC France’s operations have been reclassified to discontinued operations.

These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended December 31,
	2006	2005
	amounts in millions,
	except per share amounts

Revenue	$6,671.5	$5,788.5

Net loss from continuing operations	$(341.6)	$(353.3)

Loss per share from continuing operations — basic and diluted	$(0.78)	$(0.75)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Pro Forma Information for 2005 Acquisitions

The following unaudited pro forma consolidated operating results for 2005 and 2004 give effect to (i) the Significant 2005 Acquisitions and (ii) the consolidation of Super Media/J:COM, as if such transactions had been completed as of January 1, 2005 (for 2005 results) and January 1, 2004 (for 2004 results). No effect has been given to the 2005 acquisitions of Zonemedia, Telemach, J:COM Chofu Cable, J:COM Setamachi or IPS, since they would not have had a material impact on our results of operations if they had occurred at the beginning of the applicable periods. No effect has been given to the July 2004 acquisition of Noos and the April 2005 acquisition of the minority interest in UPC Broadband France because, as described in note 6, UPC France’s operations have been reclassified to discontinued operations.

These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended December 31,
	2005	2004
	amounts in millions,
	except per share amounts

Revenue	$5,561.3	$4,746.2

Net loss from continuing operations	$(337.0)	$(508.1)

Loss per share from continuing operations — basic and diluted	$(0.71)	$(1.12)

Significant 2004 Acquisitions

During 2004 we completed the following significant acquisitions, each of which is described in detail below: (i) the acquisition of a controlling interest in UGC, and (ii) the acquisition of a controlling interest in Noos. These acquisitions are collectively referred to herein as the Significant 2004 Acquisitions.

Acquisition of Controlling Interest in UGC

On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders (the Founders) transferred 8.2 million shares of UGC Class B common stock to our company in exchange for 12.6 million shares of Liberty Media Series A common stock valued, for financial reporting purposes, at $152.1 million and a cash payment of $12.8 million. We also incurred $3.0 million of direct acquisition costs in connection with this transaction (the UGC Founders Transaction). The UGC Founders Transaction was the last of a number of independent transactions that occurred from 2001 through January 2004 pursuant to which we acquired our controlling interest in UGC.

Our acquisition of 281.3 million shares of UGC common stock in January 2002 gave us a greater than 50% economic interest in UGC, but due to certain voting and standstill arrangements, we used the equity method to account for our investment in UGC through December 31, 2003. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by us of our voting power with respect to UGC terminated, and we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004. We have accounted for our acquisition of UGC as a step acquisition, and have allocated our investment basis to our pro rata share of UGC’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders’ shares, our investment basis in UGC had been reduced to zero as a result of the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

prior recognition of our share of UGC’s losses. The following table reflects the amounts allocated to our assets and liabilities upon completion of the January 2004 acquisition of the Founders’ shares (amounts in millions):

Cash	$310.4
Other current assets	298.8
Property and equipment	3,386.3
Goodwill	2,023.4
Customer relationships(1)	379.1
Trade names	62.4
Other intangible assets	4.5
Investments and other assets	347.5
Current liabilities	(1,407.3)
Long-term debt	(3,615.9)
Deferred income taxes	(754.1)
Other liabilities	(259.5)
Minority interest	(607.7)

Aggregate purchase price	167.9
Issuance of Liberty Media common stock	(152.1)

Aggregate cash consideration (including direct acquisition costs)	$15.8

(1)	The estimated weighted-average amortization period on January 1, 2004 for the intangible asset associated with customer relationships was 4.9 years.

During 2004, we also purchased an additional 20 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to our company by UGC. The $152.3 million purchase price for such shares was comprised of (i) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104.5 million (including accrued interest) and (ii) $47.8 million in cash. As UGC was one of our consolidated subsidiaries at the time of these purchases, the effect of these purchases was eliminated in consolidation.

Also, in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC’s Class A, Class B and Class C common stock received 0.28 transferable subscription rights to purchase a like class of common stock for each share of UGC common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of $1,020 million from the rights offering. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544.3 million.

Acquisitions of Controlling Interest in Noos

On July 1, 2004, UPC Broadband France acquired Noos from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed broadband Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, we completed our purchase price review with Suez, which resulted in the return of €43.7 million ($56.9 million as of January 19, 2005) to our company from an escrow account. The final purchase price for Noos was approximately €567.1 million ($690.0 million at the transaction dates), consisting of €487.1 million ($592.6 million at the transaction date) in cash, a 19.9% equity interest in UPC Broadband France,

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

valued at €71.3 million ($86.8 million at the transaction date) and €8.7 million ($10.6 million at the transaction date) of direct acquisition costs. We acquired a controlling interest in Noos in order to achieve certain financial, operational and strategic benefits through the integration of Noos with our existing operations in France.

We accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values. UGC recorded a loss of €9.7 million ($12.8 million) associated with the dilution of its ownership interest in UPC Broadband France as a result of the Noos transaction. Our $6.1 million share of this loss is reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity.

The following table presents the purchase price allocation for UGC’s acquisition of an 80.1% interest in Noos, together with the effects of the sale of a 19.9% interest in UGC’s historical French operations (amounts in millions):

Working capital	$(106.7)
Property, plant and equipment	769.9
Intangible assets(1)	11.8
Other long-term assets	4.0
Other long-term liabilities	(7.1)
Minority interest(2)	(85.4)
Equity in UPC Broadband France	6.1

Cash consideration for Noos	592.6
Less cash acquired	(18.8)

Net cash consideration for Noos	$573.8

(1)	The estimated weighted-average amortization period for the intangible assets (favorable programming contract and tradename) at acquisition was 3.8 years.

(2)	Minority interest was computed based on 19.9% of the fair value of our historical French operations and 19.9% of the historical carrying amount of Noos.

As discussed above under Other 2005 Acquisitions, in April 2005 a subsidiary of UPC Holding exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France that it did not already own for €90.1 million ($116.0 million at the transaction date) in cash. No effect has been given to the July 2004 acquisition of Noos and the April 2005 acquisition of the minority interest in UPC Broadband France in the pro forma information presented above because, as described in note 6, UPC France’s operations have been reclassified to discontinued operations.

Other 2004 Acquisition

PHL — On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2.4 million, including €0.4 million of acquisition costs ($2.9 million at the transaction date). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75.0 million ($89.5 million at the transaction date) to PHL. The proceeds from this loan were used to provide funds to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

acquisition is deemed to have occurred on June 1, 2004. Our results of operations would not have been materially affected if the PHL acquisition had occurred on January 1, 2004.

(6)  Dispositions

Discontinued Operations

UPC Norway — On December 19, 2005, we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006, we sold UPC Norway for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility. See note 11. The amounts repaid may be reborrowed subject to covenant compliance. In accordance with SFAS 144, we have presented UPC Norway as a discontinued operation in our consolidated financial statements effective December 31, 2005. UPC Norway’s net results for the 2006 period through the date of sale were not significant. In connection with the January 19, 2006 disposal of UPC Norway, we recognized a net gain of $223.1 million that includes realized cumulative foreign currency translation losses of $1.7 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included UPC Norway in our Other Western Europe reportable segment.

UPC Sweden — On April 4, 2006, we reached an agreement to sell 100% of UPC Sweden to a consortium of unrelated third parties. On June 19, 2006, we sold UPC Sweden for cash proceeds of Swedish krona (SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK 251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay borrowings under the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. Effective March 31, 2006, we began accounting for UPC Sweden as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the June 19, 2006 disposal of UPC Sweden, we recognized a net gain of $155.2 million that includes realized cumulative foreign currency translation gains of $4.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included UPC Sweden in our Other Western Europe reportable segment.

UPC France — On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date), subject to post-closing adjustments. Effective June 1, 2006, we began accounting for UPC France as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. Other than severance and bonus payments that were paid in connection with the disposition, UPC France’s net results from July 1, 2006 through the date of sale were not significant. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 million at the transaction date) of the cash proceeds from the UPC France sale to prepay or otherwise provide for the prepayment of a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we initially placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. In September 2006, we used €105.0 million ($138.5 million) of the amounts held in the UPC Holding restricted account, together with available cash of €25.0 million ($33 million), to repay amounts outstanding under the UPC Broadband Holding Bank Facility. During the fourth quarter of 2006, the UPC Broadband Bank Facility was amended to eliminate the requirement to use the remaining €185.0 million ($244.0 million) to prepay borrowings under the UPC Broadband Holding Bank Facility provided that such amount was reinvested in the business prior to a specified date. As a result of this

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

amendment, the funds were withdrawn from the blocked account in December 2006 and reinvested in the business. In connection with the July 19, 2006 disposal of UPC France, we recognized a net gain of $625.4 million that includes realized cumulative foreign currency translation losses of $18.6 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statements of operations. Prior to its disposal, we presented UPC France as a separate reportable segment.

PT Norway — On June 9, 2006, our subsidiary, Priority Telecom BV (Priority Telecom), disposed of its 100% interest in PT Norway. Effective June 1, 2006, we began accounting for PT Norway as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the disposal of PT Norway, we recognized a net gain of $29.7 million that includes realized cumulative foreign currency translation losses of $0.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included PT Norway in our corporate and other category.

Operating Results of Discontinued Operations

The operating results that are included in discontinued operations are presented in the following table:

	Year ended December 31,
	2006(1)	2005(2)	2004(2)
	amounts in millions

Revenue	$325.4	$767.3	$531.5

Operating income (loss)	$25.1	$16.8	$(38.1)

Earnings (loss) before income taxes and minority interests	$7.0	$(31.2)	$(66.5)

Net earnings (loss) from discontinued operations	$6.8	$(20.5)	$(28.5)

(1)	Includes UPC Sweden, UPC France and PT Norway.

(2)	Includes UPC Norway, UPC Sweden, UPC France and PT Norway.

As noted above, we were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $17.9 million, $43.9 million and $29.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, is included in discontinued operations in our consolidated statements of operations.

The major assets and liabilities of UPC Norway that are included in discontinued operations in our consolidated balance sheet as of December 31, 2005 are as follows (amounts in millions):

Current assets	$14.7
Property and equipment, net	162.9
Intangible and other assets, net	167.0

Total assets	$344.6

Current liabilities	$35.3
Other long-term liabilities	9.6

Total liabilities	$44.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Other Dispositions

UPC Belgium NV/SA — On December 31, 2006, we sold UPC Belgium NV/SA (UPC Belgium), a wholly owned subsidiary of UPC Holding that owns and operates broadband communications systems in Belgium, to Telenet Group Holding NV, an equity method affiliate that also owns and operates broadband communication systems in Belgium. For additional information, see note 7.

Sky Brasil — On August 23, 2006, following receipt of the necessary regulatory approvals, we completed the sale of our investment in a DTH satellite provider that operates in Brazil (Sky Brasil). Upon the completion of this transaction, the contingent obligation to refund the $60.0 million of cash consideration that we received for our Sky Brasil interest in October 2004 was eliminated. We recognized a $16.9 million pre-tax gain in connection with this transaction.

Primacom — On August 10, 2006, we sold our equity method investment in PrimaCom AG. We recognized a $35.8 million pre-tax gain in connection with this transaction.

Sky Mexico — On February 16, 2006, we received $88.0 million in cash upon the sale of our cost investment in a DTH satellite provider that operates in Mexico (Sky Mexico). We recognized a $45.3 million pre-tax gain in connection with this transaction.

SBS Investment — On November 8, 2005, we received cash consideration of €276.4 million ($325.6 million at the transaction date) in connection with the disposition of our 19% ownership interest in SBS Broadcasting SA (SBS), a European commercial television and radio broadcasting company. We recorded a pre-tax gain of $89.1 million in connection with this transaction. Consistent with our classification of our SBS shares as available-for-sale securities, the above-described gain was reflected as a component of our accumulated other comprehensive earnings (loss) account prior to its reclassification into our consolidated statement of operations.

The Wireless Group Investment — In June 2005, we sold our equity method investment in The Wireless Group plc for cash proceeds of £20.3 million ($37.1 million at the transaction date). We recorded a pre-tax gain of $17.3 million in connection with this transaction.

TyC and FPAS Equity Method Investments — On April 29, 2005, we sold our equity method investment in Fox Pan American Sports, LLC (FPAS), and a $4 million convertible subordinated note issued by FPAS, to another unaffiliated member of FPAS for a cash purchase price of $5 million. In addition, our majority owned subsidiary, Liberty Programming Argentina, LLC (LPA LLC), sold its equity method investment in Torneos y Competencias SA (TyC) to an unrelated entity for total consideration of $20.9 million, consisting of $13.0 million in cash and a $7.9 million secured promissory note issued by FPAS and assigned to our company by the purchaser. The owner of the minority interest in LPA LLC received $3.6 million of the total consideration received in connection with the sale of TyC upon the redemption of such interest. At March 31, 2005, we considered our investments in TyC and FPAS to be held for sale. As a result, we included cumulative foreign currency translation losses of $86.0 million in the carrying value of our investment in TyC for purposes of our March 31, 2005 impairment assessment. As a result of this analysis, we recorded a $25.4 million impairment charge during the three months ended March 31, 2005 to write-off the full amount of our investment in the equity of TyC at March 31, 2005. This impairment charge is included in share of results of affiliates, net, in our consolidated statement of operations. In the second quarter of 2005, we recognized an additional pre-tax loss of $62.7 million in connection with the April 29, 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Cablevisión Subscription Rights — In March 2005, we completed the sale of a subscription right with respect to Cablevisión SA (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40.5 million. For additional information, see note 17.

EWT Holding GmbH Investment — In January 2005, we sold our equity method investment in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30.0 million ($39.1 million at the transaction dates) in cash. We received €27.0 million ($35.4 million at the transaction date) of the sale price in January 2005, and we received the remainder in June 2005. We recorded a pre-tax gain of $28.2 million in connection with this transaction.

Telewest Investment — On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or 7.5% of the then issued and outstanding common stock of Telewest Global Inc. (Telewest), the successor to Telewest Communications plc. In connection with this transaction, we recognized a pre-tax gain of $168.3 million, representing the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes. During the third and fourth quarters of 2004, we sold all of the acquired Telewest shares for aggregate cash proceeds of $215.7 million, resulting in a pre-tax loss of $16.4 million. Based on our third quarter 2004 determination that we would dispose of all remaining Telewest shares during the fourth quarter of 2004, the $12.4 million excess of the carrying value over the fair value of the Telewest shares that we held as of September 30, 2004 was included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Consistent with our classification of the Senior Notes and Senior Discount Notes and the Telewest common stock as available-for-sale securities, the above-described gains and losses were reflected as components of our accumulated other comprehensive earnings (loss) account prior to their reclassification into our consolidated statements of operations.

(7)  Investments in Affiliates Accounted for Using the Equity Method

Our equity method affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

				December 31,
	December 31, 2006			2005
	Percentage		Carrying	Carrying
	ownership		amount	amount
	amounts in millions

Telenet Group Holding NV (Telenet)	(a	)	$523.3	$293.5
Jupiter TV Co., Ltd. (Jupiter TV)	50%		293.3	266.4
Mediatti Communications, Inc. (Mediatti)	(b	)	61.3	59.1
Other	Various		184.8	170.0

			$1,062.7	$789.0

(a)	For a description of our indirect ownership interest in Telenet, see the discussion under Telenet below.

(b)	At December 31, 2006, we held our ownership interest in Mediatti through a 95.2% owned subsidiary, which in turn owned a 45.6% voting interest in Mediatti.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The following table sets forth our share of earnings (losses) of affiliates including any losses for other-than-temporary declines in fair value:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Telenet	$(24.3)	$(33.5)	$—
Jupiter TV	34.4	27.8	14.6
Mediatti	(5.3)	(6.9)	(2.3)
Austar	—	13.1	1.0
Super Media/J:COM	—	—	45.1
Other	8.2	(23.5)	(19.7)

	$13.0	$(23.0)	$38.7

Our share of results of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $0.4 million, $29.2 million and $26.0 million during 2006, 2005 and 2004, respectively. The 2005 and 2004 other-than-temporary losses are primarily related to our investments in TyC, Metrópolis and FPAS, which are included in other in the above tables. See notes 5 and 6.

At December 31, 2006 and 2005, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates’ net assets by $690.0 million and $566.8 million, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives. At December 31, 2006, such estimated useful lives ranged from 5 to 10 years.

Telenet

General — Telenet is the largest broadband communications operator in Belgium in terms of number of subscribers. At December 31, 2006 and 2005, we indirectly owned 29,092,474 or 28.8% and 20,611,336 or 20.6%, respectively, of Telenet’s then outstanding ordinary shares, including 10,134,118 and 7,722,918 shares, respectively, that were held by our indirect wholly owned subsidiaries, and 18,958,356 and 12,888,418 shares, respectively, that were held through Belgian Cable Investors, a Delaware partnership (Belgian Cable Investors) and a majority owned subsidiary of Chellomedia. The shares held by Belgian Cable Investors at December 31, 2006 include 6,750,000 shares that are held directly by Belgian Cable Investors and 12,208,356 shares that are held by certain entities that are majority owned by Belgian Cable Investors (the Investcos). The December 31, 2005 share amounts include 680,062 shares owned by the Investcos that were attributed to other co-investors in Telenet. At December 31, 2006 and 2005, our Telenet shares had a market value of €624.0 million ($823.0 million) and €325.7 million ($385.3 million), respectively.

2006 Transactions — Acquisition of Additional Telenet Interests — As discussed in greater detail below, we acquired 8,481,138 of Telenet’s outstanding ordinary shares from third parties during November and December of 2006.

On November 13, 2006, Belgian Cable Investors, paid cash consideration of €135.0 million ($172.9 million at the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). The Mixed Intercommunales and certain of our subsidiaries are members of a syndicate (the Telenet Syndicate) that controls

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction and as further described below, we obtained sufficient governance rights to allow us to exercise voting control over Telenet. As we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we continued to use the equity method to account for Telenet through December 31, 2006. We will begin accounting for Telenet as a consolidated subsidiary effective January 1, 2007.

Under the agreement between the Telenet Syndicate shareholders (the Syndicate Agreement) we have the right (which we could not exercise until we obtained competition clearance from the European Commission on February 26, 2007) to nominate nine of the 17 members of the Telenet Board and the other Telenet Syndicate shareholders are obligated to vote for such nominees at the relevant Telenet shareholders meeting. Under the Syndicate Agreement and the Telenet Articles of Association, certain Telenet Board decisions must receive the affirmative vote of varying majorities of the directors nominated by the other Telenet Syndicate shareholders in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at December 31, 2006, these special voting requirements currently apply only to certain minority-protective decisions including affiliate transactions, incurrence of debt in excess of that required to fund Telenet’s business plan and dispositions of assets representing more than 20% of Telenet’s fair market value.

Belgian Cable Holdings, a Delaware partnership (Belgian Cable Holdings) an indirect subsidiary of Chellomedia owns a majority common equity interest and a 100% preferred interest in Belgian Cable Investors. Belgian Cable Holdings provided 100% of the funding for Belgian Cable Investors’ acquisition of 6,750,000 Telenet shares on November 13, 2006, as described above. In connection with this funding, the interest in Belgian Cable Investors of Cable Partners Belgium LLC (Cable Partners Belgium), an unrelated third party and the minority investor in Belgian Cable Investors was diluted effective in January 2007 from 21.6% to 10.5%. At December 31, 2006 and 2005, the accreted value of Belgian Cable Holdings’ preferred interest in Belgian Cable Investors was $216.1 million and $182.6 million, respectively.

In addition, in November 2006, LGI Ventures BV (LGI Ventures), formerly Chellomedia Investments BV, a wholly owned subsidiary of Chellomedia, paid cash consideration of €22.2 million ($28.4 million at the transaction date), before direct acquisition costs, to acquire 931,138 Telenet shares and 136,464 warrants to purchase 409,392 Telenet shares from certain of our co-investors in Telenet. In December 2006, Liberty Global Europe, the indirect parent of Chellomedia, paid cash consideration of €17.2 million ($22.5 million at the transaction date), before direct acquisition costs, to acquire 800,000 Telenet shares through open market purchases.

Also in November 2006, the Investcos distributed 680,062 Telenet shares and 1,159 warrants to purchase 3,477 Telenet shares to certain of our co-investors in Telenet in exchange for the redemption of €14.0 million ($18.0 million at the transaction date) of the then redemption value of certain mandatorily redeemable securities of the Investcos that were held by these Telenet co-investors. These shares and warrants were in turn sold by the Telenet co-investors to LGI Ventures for cash consideration of €14.0 million ($18.0 million at the transaction date), before direct acquisition costs. With the exception of the redemption of the Investcos’ mandatorily redeemable securities (which securities are further described below), the impact of these transactions is eliminated in consolidation as each of LGI Ventures and the Investcos were consolidated subsidiaries of Chellomedia at the transaction date. Following this redemption, the estimated redemption value of the remaining outstanding mandatorily redeemable securities of the Investcos that were held by third parties was reduced to an insignificant amount.

The Investcos’ securities mentioned above have been mandatorily redeemable at the option of the third-party holders since the October 2005 IPO of Telenet (see below). The estimated redemption value of the Investcos’ securities held by third parties is included in debt in our consolidated balance sheets and changes in the estimated redemption value of the Investcos’ securities held by third parties are included in interest expense in our consolidated statements of operations. During 2006 and 2005, we recorded increases to the estimated redemption

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

value of these securities aggregating €3.3 million ($4.1 million at the average rate during the period) and €28.3 million ($34.1 million at the average rate during the period), respectively.

2006 Transactions — Sale of UPC Belgium to Telenet — On December 31, 2006, we sold UPC Belgium to Telenet for cash consideration of €184.5 million ($243.3 million at the transaction date), after deducting cash received to settle net cash and working capital adjustments of €20.9 million ($27.6 million at the transaction date). The terms of this transaction were voted on and approved by Telenet’s board of directors, with the Telenet board members affiliated with LGI abstaining from the vote. In connection with this transaction, we recognized a pre-tax gain of $104.7 million after eliminating the percentage of the gain equal to our ownership interest in Telenet at December 31, 2006. The pre-tax gain recognized includes realized foreign currency transaction gains of $7.3 million. Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation.

2005 Transactions — On October 14, 2005, Telenet completed an IPO at a price of €21 ($25.26 at the transaction date) per share of 30,553,293 ordinary shares held by existing shareholders, and 13,333,333 newly issued Telenet ordinary shares. In connection with the dilution of the Investcos’ ownership interest in Telenet from 18.9% to 16.4% as a result of the Telenet IPO, we recorded a gain of €31.5 million ($38.4 million at the transaction date), which is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity. No deferred income taxes were required to be provided on this gain.

In connection with the Telenet IPO, LGI Ventures purchased 7,722,918 of Telenet’s ordinary shares on October 14, 2005 for an aggregate cash purchase price of €160.2 million ($193.7 million at the transaction date). As a result of the purchases, LGI Ventures and Belgian Cable Investors increased their combined economic ownership in the outstanding ordinary shares of Telenet from 14.1% to 19.9%, representing the 7,722,918 shares purchased by LGI Ventures and Belgian Cable Investors’ attributed ownership of 12,208,356 or 94.7% of the 12,888,418 shares then held directly by the Investcos. Following the completion of the Telenet IPO and related transactions (including the LGI Ventures purchases), LGI Ventures and Belgian Cable Investors together exercised voting control over a total of 21.5% of the Telenet shares outstanding following the Telenet IPO.

In connection with the consummation of the Telenet IPO on October 14, 2005, the Investcos’ securities held by third parties became immediately redeemable at the option of the holder, and the Investcos redeemed €73.0 million ($88.2 million at the transaction date) of the then estimated redemption value of these securities subsequent to the Telenet IPO in October 2005. In connection with Telenet’s October 2005 IPO, we recorded a €33.3 million ($41.6 million at the average rate for the period) increase in the estimated redemption value of the Investcos’ securities.

2004 Transactions — On December 16, 2004, certain indirect wholly owned subsidiaries of Chellomedia, acquired LMI’s wholly owned subsidiary Belgian Cable Holdings for $121.1 million in cash. Belgian Cable Holding’s only assets were debt securities of Cable Partners Belgium, its parent, Cable Partners Europe and one of the Investcos and related contract rights. The purchase price was equal to LMI’s carrying value for the debt securities, which included an unrealized gain of $10.5 million. On December 17, 2004, UGC entered into a restructuring transaction with Cable Partners Belgium and certain other parties. In this restructuring, Belgian Cable Holdings purchased equity of Belgian Cable Investors, consisting of a majority common equity interest and a 100% preferred equity interest for cash proceeds of $138.0 million and the Investco debt security. Belgian Cable Investors then distributed $115.6 million of these proceeds to Cable Partners Belgium, which used the proceeds to repurchase the Cable Partners Belgium debt securities held by Belgian Cable Investors. As previously described in this note, Cable Partners Belgium’s common equity interest in Belgian Cable Investors was diluted from 21.6% to 10.5% in connection with Belgian Cable Investors’ November 13, 2006 acquisition of an additional interest in Telenet.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Other — We hold certain call options and warrants with respect to Telenet ordinary shares. For additional information, see note 9.

As further described in note 21, Cable Partners Belgium has the right to require Belgian Cable Holdings to purchase all of Cable Partners Belgium’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.

Summarized financial information of Telenet for the periods in which we used the equity method to account for Telenet is as follows:

	December 31,
	2006	2005
	amounts in millions

Financial Position
Current assets	$221.9	$399.9
Property and equipment, net	1,291.4	1,116.9
Goodwill	1,295.8	1,201.7
Other assets, net	606.5	374.5

Total assets	$3,415.6	$3,093.0

Current liabilities	$551.2	$616.6
Debt	1,786.1	1,577.8
Other liabilities	121.4	57.5
Shareholders’ equity	956.9	841.1

Total liabilities and shareholders’ equity	$3,415.6	$3,093.0

	Year ended December 31,
	2006	2005
	amounts in millions

Results of Operations
Revenue	$1,020.8	$916.2
Operating, selling, general and administrative expenses	(568.4)	(505.2)
Depreciation and amortization	(272.8)	(246.2)

Operating income	179.6	164.8
Interest expense, net	(111.7)	(239.4)
Other, net	(53.9)	(15.9)

Net earnings (loss)	$14.0	$(90.5)

Jupiter TV

Jupiter TV, formerly Jupiter Programming Co., Ltd., a 50% joint venture formed in 1996 by our company and Sumitomo, is a programming company in Japan, which owns and invests in a variety of channels including Jupiter Shop Channel.

On April 22, 2004, Jupiter TV issued 24,000 shares of Jupiter TV ordinary shares to Sumitomo for ¥6,000 million ($54.3 million at the transaction date). On April 26, 2004, Jupiter TV paid ¥3,000 million ($27.7 million at the transaction date) to each of our company and Sumitomo to redeem 12,000 shares of Jupiter TV

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

ordinary shares from each shareholder. On April 27, 2004, we transferred our 100% indirect ownership interest in Liberty J-Sports, Inc. (Liberty J-Sports), the owner of an indirect minority interest in J-SPORTS Broadcasting Corporation, to Jupiter TV in exchange for 24,000 ordinary shares of Jupiter TV valued at ¥6,000 million ($54.8 million at the transaction date). We recognized a $25.3 million gain on this transaction, representing the excess of the cash received from the earlier share redemption over 50% of our historical cost basis in Liberty J-Sports.

Summarized financial information of Jupiter TV is as follows:

	December 31,
	2006	2005
	amounts in millions

Financial Position
Current assets	$320.8	$237.4
Investments	70.5	70.6
Property and equipment, net	63.6	47.1
Intangible and other assets, net	58.8	59.2

Total assets	$513.7	$414.3

Current liabilities	$193.7	$179.1
Long-term debt and capital leases	17.3	31.1
Other liabilities	10.3	6.3
Minority interest	77.8	48.7
Owners’ equity	214.6	149.1

Total liabilities and owners’ equity	$513.7	$414.3

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Results of Operations
Revenue	$961.2	$798.1	$562.9
Operating, selling, general and administrative expenses	(752.3)	(636.5)	(478.9)
Depreciation and amortization	(21.2)	(16.2)	(12.8)

Operating income	187.7	145.4	71.2
Other, net	(108.1)	(77.1)	(38.9)

Earnings from continuing operations	$79.6	$68.3	$32.3

Net earnings	$68.8	$55.1	$29.9

Mediatti

Mediatti is a provider of cable television and broadband Internet access services in Japan. During 2004, we completed three transactions that resulted in our acquisition of 21,572 Mediatti shares for an aggregate cash purchase price of ¥6,257 million ($52.5 million). In 2005 we acquired an additional 5,863 Mediatti shares for an aggregate cash purchase price of ¥1,701 million ($14.3 million). Our interest in Mediatti is held through Liberty Japan MC LLC, (Liberty Japan MC), a company of which we own 95.2% and Sumitomo owns 4.8%.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

In February 2006, Liberty Japan MC acquired an additional 3.1% voting interest in Mediatti for cash consideration of ¥1,044 million ($8.8 million at the transaction date). At December 31, 2006, Liberty Japan MC owned a 45.6% voting interest in Mediatti.

Summarized financial information of Mediatti is as follows:

	December 31,
	2006	2005
	amounts in millions

Financial Position
Current assets	$48.7	$36.9
Investments	6.7	6.4
Property and equipment, net	197.2	130.2
Intangibles and other assets, net	71.2	45.3

Total assets	$323.8	$218.8

Current liabilities	$39.2	$32.2
Debt	143.6	70.2
Other liabilities	52.5	28.1
Minority interests	3.5	1.6
Shareholders’ equity	85.0	86.7

Total liabilities and shareholders’ equity	$323.8	$218.8

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Results of Operations
Revenue	$87.5	$78.4	$51.7
Operating, selling, general and administrative expenses	(67.0)	(56.9)	(38.9)
Depreciation and amortization	(27.9)	(32.0)	(20.0)

Operating loss	(7.4)	(10.5)	(7.2)
Other, net	(4.5)	(7.1)	(2.3)

Net loss	$(11.9)	$(17.6)	$(9.5)

Super Media/J:COM

As further described in note 5, we accounted for our ownership interests in Super Media/J:COM using the equity method of accounting through December 31, 2004. As a result of a February 2005 change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005.

On August 6, 2004, J:COM used cash proceeds received pursuant to capital contributions from our company, Sumitomo and Microsoft to repay shareholder loans with an aggregate principal amount of ¥30 billion ($275.7 million at the transaction date). Such amount includes ¥14.065 billion ($129.2 million at the transaction date) of shareholder loans held by us that were effectively converted to equity in these transactions. Such transactions did not materially impact the J:COM ownership interests of our company, Sumitomo or Microsoft.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

On December 21, 2004, we received cash proceeds of ¥42.755 billion ($410.1 million at the transaction date) in repayment of all principal and interest due to our company from J:COM pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized a pre-tax gain of $55.4 million in our statement of operations related to foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings (loss).

Summarized results of operations information of J:COM for 2004, the period in which we used the equity method to account for J:COM is as follows (amounts in millions):

Results of Operations
Revenue	$1,504.7
Operating, selling, general and administrative expenses	(915.9)
Depreciation and amortization	(378.9)

Operating income	209.9
Interest expense, net	(94.9)
Other, net	(15.5)

Net earnings	$99.5

Austar

As described in note 5, we completed a transaction on December 14, 2005 that increased our indirect ownership of Austar, a DTH company in Australia, from an indirect 36.7% non-controlling ownership interest to a 55.2% controlling interest. As a result of this transaction, we began using the consolidation method to account for our investment in Austar. Prior to obtaining a controlling interest in Austar, we used the equity method to account for our indirect investment in Austar. Summarized results of operations of Austar for the periods in which we used the equity method to account for Austar are presented below:

	Year ended December 31,
	2005	2004
	amounts in millions

Results of Operations
Revenue	$345.7	$284.2
Operating, selling, general and administrative expenses	(245.7)	(218.1)
Depreciation and amortization	(49.4)	(43.8)

Operating income	50.6	22.3
Interest expense, net	(23.4)	(23.0)
Other, net	17.8	3.9

Net earnings	$45.0	$3.2

Other

We have various other current and former equity affiliates, including (i) an indirect 50% ownership interest in Melita Cable Plc (Melita), a broadband operator in Malta, (ii) certain businesses that own thematic channels in Spain and Portugal (IPS), which became consolidated subsidiaries of LGI in November 2005 and (iii) PrimaCom AG (PrimaCom), a broadband communications provider in Germany, which we sold in August 2006. Summarized

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

financial information of these equity method affiliates for the periods in which we used the equity method to account for these entities are presented below.

	Melita		PrimaCom
	December 31,		December 31,
	2006	2005	2005
	amounts in millions

Financial Position
Current assets	$13.7	$7.5	$25.2
Property and equipment, net	69.6	57.7	280.6
Intangible and other assets, net	—	—	268.6

Total assets	$83.3	$65.2	$574.4

Current liabilities	$53.9	$33.3	$113.6
Debt and capital leases	6.2	12.9	373.2
Other liabilities	—	—	31.6
Minority interest	—	—	0.5
Owners’ equity	23.2	19.0	55.5

Total liabilities and owners’ equity	$83.3	$65.2	$574.4

	Melita			IPS		PrimaCom(a)
				Ten months
				ended	Year ended	Year ended
	Year ended December 31,			October 31,	December 31,	December 31,
	2006	2005	2004	2005	2004	2005	2004
				amounts in millions

Results of Operations
Revenue	$39.8	$34.2	$29.7	$43.6	$51.8	$147.1	$151.4
Operating, selling, general and administrative expenses	(20.2)	(15.3)	(14.7)	(23.9)	(25.4)	(88.5)	(89.6)
Depreciation and amortization	(5.6)	(4.8)	(4.7)	(1.0)	(0.9)	(53.2)	(56.6)

Operating income	14.0	14.1	10.3	18.7	25.5	5.4	5.2
Other, net	(6.2)	(6.6)	(4.8)	(9.7)	(9.7)	130.6	(89.7)

Earnings (loss) from continuing operations	$7.8	$7.5	$5.5	$9.0	$15.8	$136.0	$(84.5)

Net earnings (loss)	$7.8	$7.5	$5.5	$9.0	$15.8	$300.3	$(136.3)

(a)	As discussed in note 6, we disposed of our investment in PrimaCom on August 10, 2006. Although we used the equity method to account for PrimaCom through August 10, 2006, this presentation does not include PrimaCom’s summarized results of operations data for the 2006 period ended on August 10, 2006. This data has been omitted because (i) such information is not readily available and (ii) PrimaCom’s results of operations during the 2006 period had no significant impact on our operating results due to the fact that our share of PrimaCom’s losses during the period ended August 10, 2006 was limited to the $4.9 million carrying value of our investment in PrimaCom at December 31, 2005.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Dispositions

During 2006 and 2005, we sold a number of our equity method investments. For additional information, see note 6.

(8)  Other Investments

The following table sets forth the carrying amount of our other investments:

	December 31,
	2006	2005
	amounts in millions

ABC Family	$351.0	$365.1
News Corp.	118.1	85.5
Other	8.5	118.4

Total other investments	$477.6	$569.0

Our investments in ABC Family and News Corp. are accounted for as available-for-sale securities.

ABC Family

At December 31, 2006, we owned a 99.9% beneficial interest in 345,000 shares of the 9% Series A preferred stock of ABC Family with an aggregate liquidation value of $345 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. Liberty Media contributed this interest to our company in connection with the spin off. We recognized dividend income on our investment in shares of ABC Family preferred stock of $31.1 million during each of 2006 and 2005 and $18.2 million during the period from the Spin Off Date through December 31, 2004. During 2006 and 2005, we recognized losses of $13.8 million and $3.4 million, respectively, to reflect other-than-temporary declines in the fair value of our investment in ABC Family preferred stock. As further described in note 11, our interest in ABC Family preferred stock is pledged as security for certain indebtedness.

News Corp.

Liberty Media contributed 10,000,000 shares of News Corp. Class A common stock to our company in connection with the spin off. During the fourth quarter of 2004, we sold 4,500,000 shares of News Corp. Class A common stock for aggregate cash proceeds of $83.7 million ($29.8 million of which was received in 2005), resulting in a pre-tax gain of $37.2 million. Accordingly, we owned 5,500,000 shares of News Corp. Class A common stock at December 31, 2006 and 2005. In August 2005, we entered into a prepaid forward sale transaction with respect to our investment in News Corp. Class A common stock. See note 9.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Unrealized holding gains and losses

Unrealized holding gains related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings (loss), net of tax, are summarized as follows:

	December 31,
	2006		2005
	Equity	Debt	Equity	Debt
	securities	Securities	securities	securities
	amounts in millions

Gross unrealized holding gains	$61.3	$—	$28.7	$—

Dispositions

During 2006, 2005 and 2004, we sold a number of our cost and available-for-sale investments. For additional information, see note 6.

(9)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our consolidated statements of operations. The following table provides details of the fair value of our financial and derivative instrument assets (liabilities), net:

	December 31,
	2006	2005
	amounts in millions

Cross-currency and interest rate exchange contracts	$(174.6)	$174.6
Embedded derivatives(1)	3.1	1.0
Foreign exchange contracts	28.0	6.3
Call and put contracts	37.4	12.9
Other	—	0.8

Total(1)	$(106.1)	$195.6

Current asset	$51.0	$7.3
Long-term asset	166.5	227.9
Current liability	(40.3)	(22.4)
Long-term liability	(283.3)	(17.2)

Total(1)	$(106.1)	$195.6

(1)	Excludes embedded derivative components of the UGC Convertible Notes (see note 11) at December 31, 2005 and the prepaid forward sale of News Corp. Class A common stock at December 31, 2006 and 2005, as all amounts related to these items are included in long-term debt and capital lease obligations in our consolidated balance sheets. As discussed in note 23, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Realized and unrealized gains (losses) on financial and derivative instruments are comprised of the following amounts:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Cross-currency and interest rate exchange contracts	$(312.0)	$216.0	$(64.1)
Embedded derivatives(1)	(22.8)	70.0	23.0
UGC Convertible Notes(2)	(82.8)	—	—
Foreign exchange contracts	21.3	11.7	0.2
Call and put contracts	44.5	8.8	1.7
Other	4.2	3.5	3.4

Total	$(347.6)	$310.0	$(35.8)

(1)	Includes gains and losses associated with the embedded derivative component of the UGC Convertible Notes during 2005 and 2004 and the forward sale of the News Corp. Class A common stock during 2006 and 2005. As discussed in note 23, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(2)	Represents the change in the fair value of the UGC Convertible Notes during 2006 that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Cross-currency and Interest Rate Exchange Contracts

The terms of significant outstanding contracts at December 31, 2006, were as follows:

Cross-currency Interest Rate Swaps:

			Interest rate (on
	Notional amount		notional amount)	Interest rate (on
	due from	Notional amount due	due from	notional amount)
Maturity date	counterparty	to counterparty	counterparty	due to counterparty
	amounts in millions

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
March 2013(a)	$525.0	€393.5	LIBOR + 2.0%	EURIBOR + 2.18%
March 2013(b)	360.0	272.3	LIBOR + 2.0%	5.70%
December 2013(b)	890.0	671.7	LIBOR + 2.0%	5.77%

	$1,775.0	€1,337.5

July 2009(c)	€60.0	CZK 1,703.1	5.50%	5.15%
September 2012(c)	200.0	5,800.0	5.46%	5.30%

	€260.0	CZK 7,503.1

July 2009(d)	€25.0	SKK 951.1	5.50%	6.58%
September 2012(d)	50.0	1,900.0	5.46%	6.04%

	€75.0	SKK 2,851.1

July 2009(e)	€410.0	HUF 118,937.5	5.50%	8.75%

July 2009(f)	€245.0	PLN 1,000.6	5.50%	7.00%

December 2009(g)	€200.0	RON 709.1	5.50%	10.98%
January 2010(g)	60.0	213.1	5.50%	9.65%

	€260.0	RON 922.2

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013(h)	€32.5	HUF 8,632.0	5.50%	9.55%

Cablecom Luxembourg S.C.A. (Cablecom Luxembourg), a subsidiary of Cablecom and the parent of Cablecom GmbH:
September 2012(i)	€229.1	CHF 335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%

VTR(j):
July 2014	$145.0	CLP 80,257.5	LIBOR + 3.0%	11.34%
July 2014	145.0	80,257.5	LIBOR + 3.0%	11.04%
July 2014	185.0	102,397.5	LIBOR + 3.0%	11.07%

	$475.0	CLP 262,912.5

(a)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR (London Interbank Offered Rate)-indexed floating rate debt to euro-denominated EURIBOR (Euro Interbank Offered Rate)-indexed floating rate debt for the indicated period.

(b)	Swap contract effectively converts the underlying principal amount of UPC Broadband Holding’s U.S. dollar-denominated LIBOR-indexed floating rate debt to euro-denominated fixed rate debt for the indicated period.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(c)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a Czech koruna (CZK)-denominated fixed rate instrument for the indicated period.

(d)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a Slovakian koruna (SKK)-denominated fixed rate instrument for the indicated period.

(e)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a Hungarian forint (HUF)-denominated fixed rate instrument for the indicated period.

(f)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a Polish zloty (PLN)-denominated fixed rate instrument for the indicated period.

(g)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a Romanian new lei (RON)-denominated fixed rate instrument for the indicated period.

(h)	Swap contract effectively converts the indicated notional amount from a euro-denominated fixed rate instrument to a HUF-denominated fixed-rate instrument for the indicated period.

(i)	Swap contract effectively converts the underlying principal amount of Cablecom Luxembourg euro-denominated EURIBOR-indexed floating rate debt to CHF-denominated LIBOR-indexed floating rate debt for the indicated period.

(j)	Each swap contract effectively converts the underlying principal amount of VTR’s U.S. dollar-denominated LIBOR-indexed floating rate debt to CLP-denominated fixed rate debt.

Interest Rate Swaps:

			Interest rate	Interest rate
			due from	due to
Maturity date	Notional amount		counterparty	counterparty
	amounts in millions

UPC Broadband Holding(a):
January 2007		€583.0	EURIBOR	2.93%
				6 month
July 2008		393.5	3 month EURIBOR	EURIBOR+0.01%
January 2009		210.0	EURIBOR	3.58%
April 2010		1,000.0	EURIBOR	3.28%
January 2011		193.5	EURIBOR	3.83%
September 2012		500.0	EURIBOR	2.96%

		€2,880.0

Chellomedia PFH:
December 2013(b)		$90.0	LIBOR	4.98%

December 2013(c)		€105.0	EURIBOR	3.95%

LG Switzerland:
April 2007(d)		€588.1	EURIBOR	2.82%

Cablecom Luxembourg(e):
December 2010	CHF	618.5	CHF LIBOR	2.19%
September 2012		711.5	CHF LIBOR	2.33%

	CHF	1,330.0

Austar(f):
August 2011	AUD	100.0	AUD BBSY	6.38%
August 2011		175.0	AUD BBSY	6.14%
August 2013		130.0	AUD BBSY	6.34%
August 2013		100.0	AUD BBSY	6.38%

	AUD	505.0

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

			Interest rate	Interest rate
			due from	due to
Maturity date	Notional amount		counterparty	counterparty
	amounts in millions

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2013(g)		$150.0	LIBOR	5.06%

VTR(h):
July 2007 — July 2014	CLP	55,350.0	TAB	7.75%
July 2008 — July 2014		55,350.0	TAB	7.80%

	CLP	110,700.0

J:COM(i):
June 2009		¥29,394.7	TIBOR	0.52%
December 2009		5,500.0	TIBOR	0.55%
December 2009		1,500.0	TIBOR	0.69%
December 2009		3,000.0	TIBOR	0.70%
September 2010		3,000.0	TIBOR	1.46%
September 2011		2,000.0	TIBOR	1.37%
October 2011		5,000.0	¥ LIBOR	1.33%
October 2011		5,000.0	¥ LIBOR	1.38%
April 2013		10,000.0	¥ LIBOR	1.75%
April 2013		5,000.0	¥ LIBOR	1.71%
April 2013		5,000.0	¥ LIBOR	1.81%
October 2013		5,000.0	¥ LIBOR	1.59%
October 2013		5,000.0	¥ LIBOR	1.67%
October 2013		5,000.0	¥ LIBOR	1.69%
October 2013		4,500.0	¥ LIBOR	1.58%

		¥93,894.7

(a)	Each contract effectively fixes the EURIBOR on the underlying principal amount of UPC Broadband Holding’s euro-denominated debt, as indicated in the table.

(b)	This contract effectively fixes the LIBOR on the underlying principal amount of Chellomedia PFH’s U.S. dollar-denominated debt.

(c)	This contract effectively fixes the EURIBOR on the underlying principal amount of Chellomedia PFH’s euro-denominated debt.

(d)	At December 31, 2006, this contract effectively fixes the EURIBOR rate on the underlying principal amount of LG Switzerland’s euro-denominated debt. The notional amount of this contract increases ratably through January 2007 to a maximum amount of €597.9 million ($788.6 million) and remains at that level through the maturity date of the contract.

(e)	Each contract effectively fixes the CHF LIBOR on the underlying principal amount of Cablecom Luxembourg’s CHF-denominated debt.

(f)	Each contract effectively fixes the AUD BBSY (Australian Bank Bill Swap Rate) on the underlying principal amount of Austar’s AUD-denominated debt.

(g)	This contract effectively fixes the LIBOR on the underlying principal amount of the U.S. dollar-denominated debt of our Puerto Rico subsidiary.

(h)	For the periods indicated in the table, the swap contract effectively fixes the 180-day CLP-denominated Tasa Activa Bancaria (TAB) on the underlying principal amount of VTR’s CLP-denominated debt.

(i)	These swap agreements effectively fix the TIBOR (Tokyo Interbank Offered Rate) or Japanese yen LIBOR component of the interest rates on borrowings pursuant to J:COM’s Credit Facility and on other J:COM debt. See note 11. J:COM accounts for these derivative instruments as cash flow hedging instruments. Accordingly,

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

the effective component of the change in the fair value of these instruments is reflected in other comprehensive earnings (loss), net.

Interest Rate Caps:

Each contract caps the EURIBOR rate on the underlying principal amount of UPC Broadband Holding’s euro-denominated debt, as detailed below:

Start date	Maturity date	Notional amount	Cap level
		amounts in millions

January 2006	January 2007	€600.0	4.0%
July 2006	January 2007	€400.0	4.0%

News Corp. prepaid forward sale

On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75.0 million. The forward contract includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75.0 million received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported in our consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheets, as set forth below:

	December 31,
	2006	2005
	amounts in millions

Debt host contract	$79.9	$76.4
Embedded equity derivative	21.0	(3.5)

	$100.9	$72.9

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at December 31, 2006:

	Currency	Currency
	purchased	sold
LGI subsidiary	forward	forward		Maturity dates
	amounts in millions

UPC Broadband Holding	€166.0	CZK	4,700.0	January 2007 — March 2007
J:COM	$12.1		¥1,399.2	January 2007 — January 2008
VTR	$32.1	CLP	17,082.9	January 2007 — November 2007
LG Switzerland	€606.4	CHF	925.1	April 2007
Austar	$35.9	AUD	48.4	January 2007 — December 2008
Liberty Global Europe Financing BV	$36.4	CLP	19,360.0	March 2007
Liberty Global Europe Financing BV	$175.0		€131.1	January 2007

Cristalerías Put Right

In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to Cristalerías with respect to the 20% interest in VTR owned by Cristalerías. We account for the Cristalerías put right at fair value, with changes in fair value reported in realized and unrealized gains (losses) on financial and derivative instruments, net. For additional information, see note 5.

Telenet Call Options and Warrants

At December 31, 2006, Belgian Cable Investors held call options to acquire an additional 18,668,826 shares in Telenet, or 18.5% of the total shares outstanding at that date. The call options are priced at €25.00 ($32.97) per share and include 10,093,041 options that expire in August 2007 and 8,575,785 options that expire in August 2009, or earlier under certain circumstances. In addition, at December 31, 2006, the Investcos and LGI Ventures held certain warrants that are convertible at a price of €13.33 ($17.58) per share into 116,523 and 412,869 Telenet ordinary shares, respectively. The warrants held by the Investcos at December 31, 2006 include warrants exercisable for 37,272 shares that are attributable to our co-investors in Telenet. These warrants expire on August 9, 2009. In November 2006, we exercised certain other Telenet call options. For additional information see note 7.

Since the consummation of Telenet’s IPO in October 2005 (see note 7), we have accounted for our Telenet call options and warrants as derivative instruments that are carried at fair value, with changes in fair value included in realized and unrealized gains (losses) on financial and derivative instruments in our consolidated statements of operations. Prior to the consummation of the Telenet IPO, these instruments were included with our equity method investment in Telenet and carried at cost, subject to other-than-temporary impairment, due to the fact that the instruments did not then meet the definition of a derivative instrument.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(10)  Long-lived Assets

Property and Equipment

The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,
	2006	2005
	amounts in millions

Cable distribution systems	$9,835.5	$8,559.8
Support equipment, buildings and land	1,224.5	1,161.7

	11,060.0	9,721.5
Accumulated depreciation	(2,923.1)	(1,730.2)

Net property and equipment	$8,136.9	$7,991.3

Depreciation expense related to our property and equipment was $1,635.8 million, $1,163.9 million and $724.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the amount of property and equipment, net, recorded under capital leases was $428.6 and $342.7 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

During the years ended December 31, 2006 and 2005, we recorded $150.4 million and $153.2 million of non-cash increases to our property and equipment, respectively, as a result of assets acquired under capital lease arrangements. Most of these lease arrangements were entered into by J:COM. Our capital lease additions were not significant in 2004.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Goodwill

Changes in the carrying amount of goodwill during 2006 were as follows:

						Foreign
				Reclassified	Release of	currency
		Acquisition		to	pre-acquisition	translation
	January 1,	related	Sale of UPC	discontinued	valuation	adjustments	December 31,
	2006	adjustments	Belgium	operations	allowance	and other	2006
	amounts in millions

UPC Broadband Division:
The Netherlands	$1,270.9	$10.0	$—	$—	$(20.2)	$142.7	$1,403.4
Switzerland	2,165.4	41.7	—	—	—	142.8	2,349.9
France	94.4	0.8	—	(96.9)	—	1.7	—
Austria	646.1	77.1	—	—	(11.9)	79.8	791.1
Other Western Europe	492.0	(23.6)	(93.0)	(159.6)	—	34.2	250.0

Total Western Europe	4,668.8	106.0	(93.0)	(256.5)	(32.1)	401.2	4,794.4

Hungary	352.3	13.8	—	—	—	36.2	402.3
Other Central and Eastern Europe	613.4	287.4	—	—	(5.6)	153.2	1,048.4

Total Central and Eastern Europe	965.7	301.2	—	—	(5.6)	189.4	1,450.7

Total UPC Broadband Division	5,634.5	407.2	(93.0)	(256.5)	(37.7)	590.6	6,245.1
J:COM (Japan)	2,006.3	441.9	—	—	(13.8)	(79.8)	2,354.6
VTR (Chile)	569.9	(0.4)	—	—	(19.8)	(22.1)	527.6
Corporate and other	809.4	(24.4)	—	—	(5.0)	35.3	815.3

Total LGI	$9,020.1	$824.3	$(93.0)	$(256.5)	$(76.3)	$524.0	$9,942.6

Changes in the carrying amount of goodwill during 2005 were as follows:

						Foreign
			Other	Reclassified	Release of	currency
			acquisition	to	pre-acquisition	translation
	January 1,	LGI	related	discontinued	valuation	adjustments	December 31,
	2005	Combination	adjustments	operations	allowances	and other	2005
	amounts in millions

UPC Broadband Division:
The Netherlands	$823.5	$573.8	$—	$—	$(5.6)	$(120.8)	$1,270.9
Switzerland	—	—	2,196.7	—	—	(31.3)	2,165.4
France	6.5	66.6	26.8	—	(0.4)	(5.1)	94.4
Austria	545.2	183.9	—	—	(7.3)	(75.7)	646.1
Other Western Europe	282.0	200.0	208.1	(122.9)	(2.0)	(73.2)	492.0

Total Western Europe	1,657.2	1,024.3	2,431.6	(122.9)	(15.3)	(306.1)	4,668.8

Hungary	193.0	198.5	—	—	(0.9)	(38.3)	352.3
Other Central and Eastern Europe	121.4	218.3	290.0	—	(3.1)	(13.2)	613.4

Total Central and Eastern Europe	314.4	416.8	290.0	—	(4.0)	(51.5)	965.7

Total UPC Broadband Division	1,971.6	1,441.1	2,721.6	(122.9)	(19.3)	(357.6)	5,634.5
J:COM (Japan)(1)	2,077.9	—	123.8	—	(40.3)	(155.1)	2,006.3
VTR (Chile)	199.1	101.5	226.9	—	(26.3)	68.7	569.9
Corporate and Other	294.0	74.7	443.9	—	—	(3.2)	809.4

Total LGI(1)	$4,542.6	$1,617.3	$3,516.2	$(122.9)	$(85.9)	$(447.2)	$9,020.1

(1)	The January 1, 2005 balance includes $1,875.3 million that is associated with the January 1, 2005 consolidation of Super Media / J:COM. See note 5.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

During the years ended December 31, 2006 and 2005, certain of our subsidiaries reversed valuation allowances for deferred tax assets in various tax jurisdictions due to the realization or expected realization of tax benefits from these assets. The valuation allowances were originally recorded as part of the purchase accounting for prior business combinations, and accordingly, the reversal of the valuation allowance resulted in a reduction to goodwill recorded in the acquisition rather than as an income tax benefit.

Intangible Assets Subject to Amortization, Net

The details of our amortizable intangible assets are set forth below:

	December 31,
	2006	2005
	amounts in millions

Gross carrying amount
Customer relationships	$1,797.0	$1,600.3
Other	120.0	75.2

	$1,917.0	$1,675.5

Accumulated amortization
Customer relationships	$(308.2)	$(65.2)
Other	(30.5)	(8.5)

	$(338.7)	$(73.7)

Net carrying amount
Customer relationships	$1,488.8	$1,535.1
Other	89.5	66.7

	$1,578.3	$1,601.8

Amortization of intangible assets with finite useful lives was $248.9 million, $110.1 million and $59.1 million in 2006, 2005 and 2004, respectively. Based on our amortizable intangible assets, including amounts classified as discontinued operations subsequent to December 31, 2006, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in millions):

2007	$278.4
2008	271.4
2009	225.9
2010	212.8
2011	145.3
Thereafter	444.5

Total	$1,578.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(11)  Debt

The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	December 31, 2006
	Weighted	Unused borrowing
	average	capacity (b)			Fair value		Carrying value (c)
	interest	Local			December 31,		December 31,
	rate (a)	currency		US $	2006	2005	2006	2005
					amounts in millions

Debt:
UPC Broadband Holding Bank Facility	6.45%		€1,330.0	$1,754.2	$4,025.3	$4,059.5	$4,010.6	$4,052.8
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	4.63%	CHF	150.0	123.0	1,097.6	204.3	1,094.7	204.3
Cablecom Luxembourg Old Senior Notes	9.38%		—	—	423.5	1,140.5	424.8	1,174.0
Cablecom Luxembourg New Senior Notes	8.00%		—	—	396.9	—	395.7	—
LG Switzerland PIK Loan	11.74%		—	—	775.7	650.8	775.7	650.8
J:COM Credit Facility	0.97%		¥30,000.0	251.9	647.3	1,059.8	642.5	1,059.8
Other J:COM debt	1.15%		¥5,700.0	47.9	971.8	183.2	966.7	183.2
UGC Convertible Notes	1.75%		—	—	702.3	556.2	702.3	565.5
UPC Holding Senior Notes 7.75%	7.75%		—	—	665.3	553.3	659.5	591.6
UPC Holding Senior Notes 8.63%	8.63%		—	—	412.5	342.6	395.7	355.0
VTR Bank Facility	8.37%	CLP	136,391.6	255.3	471.1	341.4	475.0	341.4
Secured borrowing on ABC Family preferred stock	7.46%		—	—	345.0	—	345.0	—
Austar Bank Facility	7.90%	AUD	210.0	165.5	306.4	139.4	306.4	139.4
Chellomedia Bank Facility	7.31%		€50.0	65.9	226.8	—	229.1	—
Liberty Puerto Rico Bank Facility	7.48%		$10.0	10.0	150.7	127.5	149.9	127.5
Other	7.17%		—	—	210.4	280.9	206.7	280.9

Total debt	6.11%			$2,673.7	$11,828.6	$9,639.4	11,780.3	9,726.2

Capital lease obligations:
J:COM							423.8	326.6
Other subsidiaries							26.0	62.2

Total capital lease obligations							449.8	388.8

Total debt and capital lease obligations							12,230.1	10,115.0
Current maturities							(1,384.9)	(270.0)

Long-term debt and capital lease obligations							$10,845.2	$9,845.0

(a)	Represents the weighted average interest rate in effect at December 31, 2006 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 9.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2006 without regard to covenant compliance calculations. At December 31, 2006, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

below. At December 31, 2006, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the Austar Bank Facility was limited by covenant compliance calculations. Based on the December 31, 2006 covenant compliance calculations, the aggregate amount that will be available for borrowing when the December 31, 2006 bank reporting requirements have been completed is €136.5 million ($180.0 million) under the UPC Broadband Holding Bank Facility and AUD 163.1 million ($128.6 million) under the Austar Bank Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The UPC Broadband Holding Bank Facility is secured by a pledge over the shares of UPC Broadband Holding and the shares of UPC Broadband Holding’s majority owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter into or guarantee a loan and enter into a hedging arrangement.

The UPC Broadband Holding Bank Facility permits UPC Broadband Holding to transfer funds to its parent company (and indirectly to LGI) through loans, advances or dividends provided that UPC Broadband Holding maintains compliance with applicable covenants. If a change of control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may cancel each Facility and demand full payment. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) senior debt to annualized EBITDA (as defined in the UPC Broadband Holding Bank Facility), (ii) EBITDA to total cash interest, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt to annualized EBITDA.

As of December 31, 2006, there are four facilities under the UPC Broadband Holding Bank Facility: Facilities I, J, K and L, respectively. Facilities I and L are repayable and redrawable term loans with maximum borrowing capacity of €500 million ($659.5 million) and €830 million ($1,094.7 million), respectively. At December 31, 2006, there were no borrowings outstanding under either Facility I or L. Borrowings under Facility I are due and payable in one installment on April 1, 2010. Borrowings under Facility L are to be repaid in one installment on July 3, 2012. At December 31, 2006, the amounts borrowed under Facilities J and K aggregated €1,695 million ($2,235.6 million) and $1,775 million, with each denomination split evenly between Facilities J and K. Amounts outstanding under each of Facilities J and K are to be repaid in one installment on March 31, 2013 and December 31, 2013,

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

respectively. The U.S. dollar equivalents of the components of the UPC Broadband Holding Bank Facility at December 31, 2006 are summarized in the following table:

			December 31, 2006
				Unused	Outstanding
	Denomination			borrowing	principal
Facility	Currency	Maturity	Interest rate (1)	capacity (2)	amount
				amounts in millions

I	Euro	April 1, 2010	EURIBOR + 2.50%	$659.5	$—
J(3)	USD	March 31, 2013	LIBOR + 2.00%	—	887.5
J	Euro	March 31, 2013	EURIBOR + 2.25%	—	1,048.5
K(3)	USD	December 31, 2013	LIBOR + 2.00%	—	887.5
K	Euro	December 31, 2013	EURIBOR + 2.25%	—	1,187.1
L	Euro	July 3, 2012	EURIBOR + 2.25%	1,094.7	—

Total				$1,754.2	$4,010.6

(1)	The interest rate margin is variable and is adjusted based on certain leverage ratios. Interest rate information shown in the table does not reflect the impact of interest rate exchange agreements. As of December 31, 2006, the EURIBOR rate was 3.26% and the LIBOR rate was 5.64%. Excluding the effects of interest rate exchange agreements, the weighted-average interest rate on all Facilities at December 31, 2006 was 6.45%.

(2)	Facilities I and L are repayable and redrawable term loans. The borrowing capacity under each facility can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on the December 31, 2006 covenant compliance calculations, the aggregate amount that was available for borrowing under Facilities I and L was €136.5 million ($180.0 million), subject to the completion of UPC Holding’s fourth quarter bank reporting requirements. Facilities I and L provide for an annual commitment fee of 0.75% of the unused portion of each Facility.

(3)	These U.S. dollar facilities include call protection through May 10, 2007, such that any amounts voluntarily prepaid during that period will need to include an additional 1% on the aggregate amount repaid.

The covenant in the UPC Broadband Holding Facility relating to disposals of assets includes a basket for permitted disposals of assets, which allows for disposals of assets, the Annualized EBITDA of which does not exceed a certain percentage of the Annualized EBITDA of the borrower group, with the capitalized term having the meaning set forth in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the borrower group.

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA, as defined in the UPC Broadband Holding Bank Facility, of disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro-rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($131.9 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

In connection with refinancings of the UPC Broadband Holding Bank Facility that occurred in May and July 2006 and March 2005, we recognized debt extinguishment losses of $22.2 million and $12.0 million during 2006 and 2005, respectively, primarily representing the write-off of deferred financing costs and creditor fees.

Cablecom Luxemboug Old Senior Notes

At December 31, 2005, the Cablecom Luxembourg Old Senior Notes were comprised of (i) CHF 259.0 million ($212.3 million) principal amount of Cablecom Luxembourg Series A Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A CHF Notes), (ii) €157.9 million ($208.3 million) principal amount of Cablecom Luxembourg Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A Euro Notes) and €335.7 million ($442.8 million) principal amount of Cablecom Luxembourg Series B Floating Rate Senior Secured Notes due 2012 (the Cablecom Luxembourg Old Series B Euro Notes, and together with the Cablecom Luxembourg Old Series A CHF Notes and Cablecom Luxembourg Old Series A Euro Notes, the Cablecom Luxembourg Old Floating Rate Notes) and (iii) €289.9 million ($382.4 million) principal amount of 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes). The principal amounts disclosed in this paragraph do not include the premiums recorded as a result of the application of purchase accounting in connection with the Cablecom acquisition.

In connection with the Cablecom acquisition, under the terms of the Indentures for the Cablecom Luxembourg Old Senior Notes, Cablecom Luxembourg was required to effect a change of control offer (the Change of Control Offer) for the Cablecom Luxembourg Old Senior Notes at 101% of their respective principal amounts. Pursuant to the Change of Control Offer, Cablecom Luxembourg on December 8, 2005 used CHF 268.7 million ($223.2 million at the transaction date) of proceeds from the Facility A term loan under the Cablecom Luxembourg Bank Facility (see below) to (i) purchase CHF 133.0 million ($101.7 million at the transaction date) of the Cablecom Luxembourg Old Series A CHF Notes, (ii) purchase €42.8 million ($50.5 million at the transaction date) of the Cablecom Luxembourg Old Series A Euro Notes, (iii) purchase €40.0 million ($47.1 million at the transaction date) principal amount of the Cablecom Luxembourg Old Series B Euro Notes and (iv) fund the costs and expenses of the Change of Control Offer. All of the purchased amounts set forth above include principal, call premium and accrued interest.

On January 20, 2006, Cablecom Luxembourg used the remaining available proceeds from the Facility A and Facility B term loans under the Cablecom Luxembourg Bank Facility to fund the redemption of all of the Cablecom Luxembourg Old Floating Rate Notes that were not tendered in the Change of Control Offer (the Cablecom Old Note Redemption). The Cablecom Old Note Redemption price paid was 102% of the respective principal amounts plus accrued and unpaid interest through the Cablecom Old Note Redemption date. We recognized a $7.6 million loss on the extinguishment of the Cablecom Luxembourg Old Floating Rate Notes during the three months ended March 31, 2006. This loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Old Floating Rate Notes at the date of the Cablecom Old Note Redemption.

The Cablecom Luxembourg Old Fixed Rate Notes mature on April 15, 2014. At any time on or after April 15, 2007, Cablecom Luxembourg is permitted to redeem some or all of the Cablecom Luxembourg Old Fixed Rate Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

unpaid interest to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set out below:

Year	Percentage

2007	109.375%
2008	107.031%
2009	104.688%
2010	103.125%
2011	101.563%
2012 and thereafter	100.000%

As described below, the Cablecom Luxembourg Old Fixed Rate Notes will be redeemed in full on April 15, 2007.

Cablecom Luxembourg New Senior Notes

On October 31, 2006, Cablecom Luxembourg issued €300.0 million ($383.2 million at the transaction date) principal amount of 8.0% Senior Notes due 2016 (the Cablecom Luxembourg New Senior Notes) and the net proceeds from the sale of the Cablecom Luxembourg New Senior Notes, together with available cash, were placed into an escrow account (the Cablecom Luxembourg Defeasance Account) for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes in connection with the covenant defeasance of such Notes. This covenant defeasance eliminated substantially all of the covenants and other obligations of Cablecom Luxembourg contained in the Cablecom Luxembourg Old Fixed Rate Notes and the relevant indenture until redemption of the Cablecom Luxembourg Old Fixed Rate Notes on April 15, 2007. The cash deposited into the Cablecom Luxembourg Defeasance Account (€331.6 million or $437.4 million at December 31, 2006) is reserved for the payment of the redemption price plus, accrued interest that will be due in connection with the April 15, 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes. In addition, pursuant to the terms of the LG Switzerland PIK Loan (see below), the redemption of the Cablecom Luxembourg Old Fixed Rate Notes will require the repayment of the LG Switzerland PIK Loan.

The indenture for the Cablecom Luxembourg New Senior Notes provides that, on or after April 15, 2007, Cablecom Luxembourg and UPC Holding may, at their option, effect a series of transactions (the Cablecom Fold-In) under which Cablecom, the indirect parent company of Cablecom Luxembourg, and its subsidiaries would become indirect subsidiaries of UPC Holding. In the event that the Cablecom Fold-In occurs, Cablecom Luxembourg and UPC Holding may, at their sole option, assign (or otherwise transfer) Cablecom Luxembourg’s obligations under the Cablecom Luxembourg New Senior Notes to UPC Holding, at which time the terms (other than interest, maturity and redemption provisions) of such Notes, including the covenants, will be modified to become substantially identical to the terms of the existing senior notes of UPC Holding (see below) outstanding on the issue date of the Cablecom Luxembourg New Senior Notes. As discussed below, the Cablecom Luxembourg Bank Facility contains a similar accession mechanism under which the term loan lenders have agreed to roll their participations in the term loans into the UPC Broadband Holding Bank Facility at the election of Cablecom Luxembourg, subject to certain conditions.

As the Cablecom Luxembourg Old Fixed Rate Notes will be redeemed on April 15, 2007 with funds held in the Cablecom Luxembourg Defeasance Account, we have included in our December 31, 2006 consolidated balance sheet (i) the outstanding principal amount of the Cablecom Luxembourg Old Fixed Rate Notes in current portion of debt and capital lease obligations and (ii) the funds held in the Cablecom Luxembourg Defeasance Account in the current balance of restricted cash. We have not eliminated the Cablecom Luxembourg Old Fixed Rate Notes or the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Cablecom Luxembourg Defeasance Account from our consolidated balance sheet as the Cablecom Luxembourg Old Fixed Rate Notes were not legally defeased as of December 31, 2006.

Cablecom Luxembourg Bank Facility

On December 5, 2005, Cablecom Luxembourg and Cablecom GmbH entered into a facilities agreement (the Cablecom Luxembourg Bank Facility) with certain banks and financial institutions as lenders. The Cablecom Luxembourg Bank Facility provides the terms and conditions upon which (i) the lenders have made available to Cablecom Luxembourg two term loans (Facility A and Facility B) in an aggregate principal amount not to exceed CHF 1,330 million ($1,090.3 million).

The Facility A term loan, which matures on December 31, 2010 and is available to be drawn in Swiss francs up to an aggregate principal amount of CHF 618 million ($506.6 million), was fully drawn at December 31, 2006. In January 2006, the remaining availability under the Facility A term loan was drawn to fund the Cablecom Old Note Redemption. The interest rate applicable to the Facility A term loan is equal to CHF LIBOR plus a margin of 2.50% through June 5, 2007 (thereafter the margin adjusts based on a leverage ratio), plus any mandatory costs.

The Facility B term loan, which matures on September 30, 2012 and is available to be drawn in Swiss francs, U.S. dollars or euros up to an aggregate principal amount equivalent to CHF 712 million ($583.7 million), was fully drawn at December 31, 2006. In connection with the January 2006 funding of the Cablecom Old Note Redemption, the Facility B term loan was drawn in full in the form of CHF 355.8 million ($277.3 million at the transaction date) and €229.1 million ($277.1 million at the transaction date). The interest rate applicable to principal denominated in Swiss francs under the Facility B term loan is equal to CHF LIBOR plus a margin of 2.75% to September 5, 2006 and thereafter 2.50% plus, in each case, any mandatory costs. The interest rate applicable to principal denominated in euros under the Facility B term loan is equal to EURIBOR plus a margin of 2.50% plus any mandatory costs.

Amounts outstanding under the Facility A and B term loans are subject to scheduled repayment dates. In addition, the Facility A and B term loans must be prepaid on the occurrence of certain events, including a “change of control” of Liberty Global Europe, Inc. (LG Europe), Cablecom, Cablecom Luxembourg or Cablecom GmbH. The Facility A and B term loans may also be voluntarily prepaid in whole or in part, without premium or penalty but subject to break funding costs.

The Cablecom Luxembourg Bank Facility also provides the structure for a CHF 150.0 million ($123.0 million) revolving credit facility (the Cablecom Luxembourg Revolving Facility) to be available to replace an existing CHF 150.0 million ($123.0 million) revolving credit facility of Cablecom GmbH (the Cablecom GmbH Revolving Facility). To date, the Cablecom GmbH Revolving Facility remains in place and there are no commitments to fund the Cablecom Luxembourg Revolving Facility. Any amounts borrowed under the Cablecom Luxembourg Revolving Facility would be subject to scheduled repayments through the December 31, 2010 maturity date and to “change of control” and prepayment provisions similar to those described above for the Facility A and B term loans. Cablecom Luxembourg will guarantee any amounts borrowed under the Cablecom Luxembourg Revolving Facility.

Based on the December 31, 2006 covenant compliance calculations, the full amount of the Cablecom GmbH Revolving Facility was available for borrowing, subject to the completion of Cablecom GmbH’s fourth quarter bank reporting requirements. The Cablecom GmbH Revolving Facility provides for an annual commitment fee of 0.75% on undrawn balances.

The Cablecom Luxembourg Bank Facility includes an accession mechanism under which the term loan lenders have agreed to roll their participations in the term loans into the UPC Broadband Holding Bank Facility at the election of Cablecom Luxembourg, at any time, subject to there being no actual event of default (as defined therein) under the Cablecom Luxembourg Bank Facility or actual or potential event of default (as defined therein)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

under the UPC Broadband Holding Bank Facility and provided that any amendments or waivers granted by the lenders under the UPC Broadband Holding Bank Facility have been approved by the applicable term loan lenders.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Cablecom Luxembourg Bank Facility requires compliance with various financial covenants such as: (i) Total Debt to EBITDA, (ii) Senior Debt to EBITDA, (iii) EBITDA to Total Cash Interest and (iv) EBITDA to Debt Service, each capitalized term as defined in the Cablecom Luxembourg Bank Facility. The Cablecom Luxembourg Bank Facility permits Cablecom Luxembourg to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Cablecom Luxembourg maintains compliance with applicable covenants.

The Cablecom Luxembourg Bank Facility is secured by pledges over (i) the shares of Cablecom GmbH and (ii) certain intercompany loan notes. Cablecom Luxembourg and Cablecom Gmbh will guarantee any amounts borrowed under the Cablecom Luxembourg Revolving Facility.

LG Switzerland PIK Loan

The €550 million ($667 million at the transaction date), 9.5 year split-coupon floating rate Payment-In-Kind (PIK) Loan was executed on October 7, 2005 pursuant to a PIK Loan Facility Agreement, dated September 30, 2005 as amended and restated on October 10, 2005 (the PIK Loan). The PIK Loan bears interest at a rate per annum equal to (i) three-month EURIBOR (payable quarterly in cash), which was 3.49% at December 31, 2006, plus (ii) a margin of 1.75% (payable quarterly in cash), plus (iii) a PIK margin of 6.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LG Switzerland, paid in cash) plus (iv) with respect to any period, or part thereof, after April 15, 2008, an additional PIK margin of 2.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LG Switzerland, paid in cash). The net proceeds received from the PIK Loan of €531.7 million ($647.8 million at the transaction date), less €50 million ($60.9 million at the transaction date) placed in escrow to secure cash interest payments, were used to finance the Cablecom acquisition.

The PIK Loan is unsecured senior debt of LG Switzerland and pari passu or senior in right of payment to all other indebtedness of LG Switzerland. The PIK Loan is structurally subordinated to all indebtedness of LG Switzerland’s subsidiaries, including the Cablecom Luxembourg Bank Facility and the Cablecom Luxembourg New Senior Notes and Cablecom Luxembourg Old Fixed Rate Notes and any other future debt incurred by LG Switzerland’s subsidiaries. The PIK Loan is not guaranteed by Cablecom or any of its subsidiaries.

The PIK Loan contains covenants and events of default similar to the covenants governing the Cablecom Luxembourg Old Fixed Rate Notes described above. In addition, the PIK Loan requires LG Switzerland to make a prepayment offer at 101% of par following a “Change of Control,” as defined in the PIK Loan.

The PIK Loan may not be optionally prepaid prior to April 16, 2007. From and following April 16, 2007, the PIK Loan may be prepaid by LG Switzerland in designated minimum amounts. Optional prepayments during the 12-month period beginning on April 16, 2007 will be made at par. The PIK Loan matures on April 15, 2015. As discussed above, all amounts outstanding under the PIK Loan are required to be repaid in connection with the redemption of the Cablecom Luxembourg Old Fixed Rate Notes in April 2007. In light of this requirement, we have included €248.1 million ($327.2 million) of the borrowings outstanding under the PIK Loan at December 31, 2006 in current portion of debt and capital lease obligations in our consolidated balance sheet. The remaining outstanding balance of €340.0 million ($448.4 million) at December 31, 2006 is expected to be refinanced with available long-term debt, and accordingly, we have continued to include that amount in long-term debt and capital lease obligations in our consolidated balance sheet.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

J:COM Credit Facility

In December 2005, J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). The J:COM Credit Facility originally consisted of three facilities: a ¥30 billion ($251.9 million) five-year revolving credit loan (the J:COM Revolving Loan); an ¥85 billion ($713.8 million) five-year amortizing term loan (the J:COM Tranche A Term Loan); and a ¥40 billion ($335.9 million) seven-year amortizing term loan (the J:COM Tranche B Term Loan). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. Amounts repaid under the J:COM Tranche A and B Term Loans may not be reborrowed. On December 21, 2005 the proceeds of the J:COM Tranche A and B Term Loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1,100 million at the transaction date), under J:COM’s then existing credit facilities. As discussed below, J:COM refinanced the J:COM Tranche B Term Loan during the second quarter of 2006. In connection with its 2006 and 2005 debt refinancings, J:COM recognized debt extinguishment losses of ¥378.0 million ($3.3 million at the average exchange rate for the period) and ¥2,469 million ($21.1 million at the average exchange rate for the period), respectively, primarily representing the write-off of deferred financing costs.

The J:COM Revolving Loan and the J:COM Tranche A Term Loan bear interest equal to TIBOR plus a variable margin to be adjusted based on the leverage ratio of J:COM. The weighted-average interest rate, including applicable margins, on the J:COM Tranche A Term Loan at December 31, 2006 was 0.973%. Borrowings under the J:COM Revolving Loan may be used by J:COM for general corporate purposes. Amounts drawn under the J:COM Tranche A Term Loan have a final maturity date of December 31, 2010, and amortize in quarterly installments commencing March 31, 2006. The final maturity date of all amounts outstanding under the J:COM Revolving Loan is December 31, 2010 and will be available for drawdown until one month prior to its final maturity. In addition to customary restrictive covenants and events of default, the unsecured J:COM Credit Facility requires compliance with various financial covenants such as: (i) Maximum Senior Debt to EBITDA, (ii) Minimum Debt Service Coverage Ratio and (iii) a Total Shareholder’s Equity test, each capitalized term as defined in the J:COM Credit Facility. The J:COM Credit Facility permits J:COM to transfer funds to its shareholders (and indirectly to LGI) through loans, dividends or other distributions provided that J:COM maintains compliance with applicable covenants. At December 31, 2006, ¥30 billion ($251.9 million) was available for borrowing under the J:COM Revolving Loan. The J:COM Revolving Loan provides for an annual commitment fee of 0.20% on the unused portion.

Other J:COM debt

During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2,000 million ($18 million at the transaction date), respectively, of the J:COM Tranche B Term Loan with ¥20 billion of fixed-interest rate loans and ¥20 billion of variable-interest rate loans. At December 31, 2006, the fixed-interest rate loans had a weighted average interest rate of 2.08%, while the new variable-interest rate loans had a weighted average interest rate of Japanese yen LIBOR plus 0.30% (0.8% as of December 31, 2006 including margin). These loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates.

In connection with the September 2006 acquisition of Cable West, J:COM entered into (i) a ¥2,000 million variable-interest rate term loan agreement, (ii) a ¥20 billion seven-year fixed-interest rate term loan agreement, and (iii) a ¥30 billion syndicated term loan agreement. The ¥2,000 million ($17 million at the transaction date) and ¥20 billion ($169.7 million at the transaction date) term loans were fully drawn in September 2006. On October 27, 2006, the full amount of the ¥30 billion syndicated term loan ($252.6 million at the transaction date) was drawn and a portion of the proceeds was used to repay the then outstanding balance of the J:COM Revolving Loan (¥14 billion or $117.9 million at the transaction date). The new term loans mature between 2011 and 2013. The interest rate on

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

the ¥2,000 million term loan is based on the six-month TIBOR plus a margin of 0.25% (0.757% as of December 31, 2006 including margin). The ¥20 billion term loan bears interest as to ¥10 billion of the outstanding principal amount at a fixed interest rate of 1.72% and as to the remaining ¥10 billion principal amount at a fixed interest rate of 1.90%. The ¥30 billion syndicated term loan bears interest at (i) Japanese yen LIBOR plus a margin of 0.25% (0.8% as of December 31, 2006 including margin) as to the ¥10 billion ($84.0 million) principal amount that is due in October 2011, (ii) Japanese yen LIBOR plus a margin of 0.35% (0.9% as of December 31, 2006 including margin) as to the ¥19.5 billion ($163.8 million) principal amount that is due in October 2013, and (iii) a fixed rate of 2.05% as to the ¥500 million ($4.2 million) principal amount that is due in October 2013. These loans contain covenants similar to those of the J:COM Credit Facility.

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million at the transaction date) 1 3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The Indenture governing the UGC Convertible Notes does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock at an aggregate conversion price of €45.27 ($59.71) for one share of LGI Series A common stock and one share of LGI Series C common stock, which was equivalent to a conversion price of $55.68 for one share of LGI Series A common stock and one share of LGI Series C common stock and a conversion rate of 22.09 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (i) the price of LGI Series A common stock reaches a specified threshold, (ii) the combined price of LGI Series A and Series C common stock reaches a specified threshold, (iii) UGC has called the UGC Convertible Notes for redemption, (iv) the trading price for the UGC Convertible Notes falls below either of two specified thresholds or (v) we make certain distributions to holders of LGI Series A common stock or specified corporate transactions occur.

The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to LGI Series A common stock, LGI Series C common stock and to currency exchange rates (euro to U.S. dollar). Through December 31, 2005, we accounted for the embedded equity derivative separately at fair value, with changes in fair value reported in our consolidated statements of operations. Effective January 1, 2006, we began accounting for the UGC Convertible Notes at fair value. See note 23. At December 31, 2005, the fair value of the embedded equity derivative and the accreted value

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

of the debt host contract were presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheet, as follows (amounts in millions):

Debt host contract	$437.5
Embedded equity derivative	128.0

$565.5

UPC Holding Senior Notes

On July 29, 2005 UPC Holding issued €500 million ($607 million at the transaction date) principal amount of 7.75% Senior Notes. On October 10, 2005, UPC Holding issued €300 million ($363 million at the transaction date) principal amount of 8.625% Senior Notes. Both issues of the UPC Holding Senior Notes mature on January 15, 2014.

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

VTR Bank Facility

On September 20, 2006, VTR replaced its then existing bank credit facility (the Old VTR Bank Facility) with a new senior secured credit agreement (the VTR Bank Facility) consisting of (i) a CLP 122.6 billion ($229.5 million) Chilean peso-denominated seven-year amortizing term loan (the VTR Tranche A Term Loan), which would bear interest, if and when drawn, at TAB plus 2.5% (8.62% at December 31, 2006 including margin) and has a three-year

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

availability period, which commenced September 20, 2006, (ii) a $475 million U.S. dollar-denominated eight-year term loan due in 2014 (the VTR Tranche B Term Loan), which bears interest at LIBOR plus 3.0% (8.37% at December 31, 2006 including margin), and (iii) a CLP 13.8 billion ($25.8 million) CLP-denominated six and a half-year revolving loan (the VTR Tranche C Revolving Loan), which would bear interest, if and when drawn, at TAB plus 2.5% (8.62% at December 31, 2006 including margin).

At closing on September 20, 2006, the full $475 million of the VTR Tranche B Term Loan was drawn. Proceeds were used to (i) repay the CLP 175.5 billion ($326.7 million at the transaction date) outstanding balance of the Old VTR Bank Facility, (ii) repay an intercompany loan payable to one of our subsidiaries ($50.7 million principal amount outstanding at the transaction date), (iii) pay financing fees and other transaction costs, and (iv) fund an increase in cash and cash equivalents to be used for capital expenditures and other general corporate uses. VTR recognized a $4.6 million loss in connection with the September 2006 refinancing of the Old VTR Bank Facility.

Based on the December 31, 2006 covenant compliance calculations, the full amount of each of the VTR Tranche A Term Loan and the VTR Tranche C Revolving Loan was available for borrowing, subject to the completion of VTR’s fourth quarter bank reporting requirements. The VTR Tranche A Term Loan has a commitment fee on undrawn balances of 0.825% in the first year and 1.375% in the second and third year of the availability period. The VTR Tranche C Revolving Loan has a commitment fee on undrawn balances of 0.50% per year.

In addition to customary restrictive covenants, prepayment requirements and events of default, the VTR Bank Facility requires compliance with various financial covenants such as: (i) Senior Debt to Annualized Operating Cash Flow, (ii) Operating Cash Flow to Interest Expense and (iii) Operating Cash Flow to Senior Debt Service, each capitalized term as defined in the VTR Bank Facility. The VTR Bank Facility permits VTR to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that VTR maintains compliance with applicable covenants.

The VTR Bank Facility is secured by pledges over (i) the VTR shares owned by our company, (ii) the shares of certain VTR subsidiaries and (iii) certain network and other assets of VTR and certain of its subsidiaries. The VTR Bank Facility is also guaranteed by VTR (in respect of other obligors’ obligations) and certain of its subsidiaries.

During the third and fourth quarters of 2006, VTR made cash distributions to its shareholders aggregating CLP 53.6 billion ($99.3 million at the transaction dates), including CLP 42.9 billion ($79.4 million at the transaction dates) distributed to our company.

In July 2005, VTR borrowed CLP 14.724 billion ($25.5 million as of the transaction date) under the Old VTR Bank Facility to fund the repayment of an existing obligation to CTC, a Chilean telecommunications company. In September 2005, the Old VTR Bank Facility was amended to improve the maturity and other terms of the existing facility, raising proceeds of CLP 70.674 billion ($132.3 million as of September 20, 2005). These proceeds were used to repay a total of $119.6 million in shareholder loans and accrued interest owed to our subsidiaries and $10.4 million of principal and accrued interest owed to an affiliate of Cristalerías. See note 5.

Borrowing Secured by ABC Family Preferred Stock

We own a 99.9% beneficial interest in Liberty Family Preferred, LLC (LFP LLC), an entity that owns 345,000 shares of the 9% Series A preferred stock of ABC Family with an aggregate liquidation value of $345.0 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. The carrying value of the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

ABC Family preferred stock was $351.0 million and $365.1 million at December 31, 2006 and December 31, 2005, respectively, and is included in other investments in our consolidated balance sheets.

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

Austar Bank Facility

On August 3, 2006, Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar, entered into a new senior secured debt facility (the Austar Bank Facility) with a selected syndicate of local and international banks. The Austar Bank Facility allows Austar Entertainment to borrow up to AUD 600.0 million ($473.0 million). The Austar Bank Facility is comprised of (i) Tranche A, an AUD-denominated, five-year term loan facility due in 2011 for AUD 275.0 million ($216.8 million), which bears interest at BBSY plus margins ranging from 0.9% to 1.4% (the Austar Tranche A Term Loan); (ii) Tranche B, an AUD-denominated, seven-year term loan facility due in 2013 for AUD 300.0 million ($236.5 million), which bears interest at BBSY plus margins ranging from 1.3% to 1.7% (the Austar Tranche B Term Loan); and (iii) an AUD-denominated, six-year revolving loan facility for AUD 25.0 million ($19.7 million) (the Austar Revolving Loan), which bears interest at BBSY plus margins ranging from 0.9% to 1.4%. Borrowings under the Austar Bank Facility mature between 2011 and 2013. As of December 31, 2006, AUD 275.0 million ($216.8 million), AUD 90.0 million ($70.9 million), and AUD 23.7 million ($18.68 million) of the Austar Tranche A Term Loan, the Austar Tranche B Term Loan and the Austar Revolving Loan, respectively, were outstanding under the Austar Bank Facility at a 7.90% weighted average rate (including margin).

Austar Entertainment used the initial borrowings under the Austar Bank Facility, together with available cash, (i) to repay all amounts outstanding under Austar Entertainment’s old bank facility of AUD 190.0 million ($144.4 million at the transaction date) and (ii) to fund a AUD 201.6 million ($151.7 million at the transaction date) capital distribution to Austar’s shareholders on September 20, 2006, including a AUD 107.2 million ($80.7 million at the transaction date) distribution to our company. The AUD 94.4 million ($71.0 million at the transaction date) capital distribution that was paid to Austar’s minority interest owners has been reflected as a reduction of our additional paid-in capital due to the fact that the minority interests’ share of Austar’s deficit at the acquisition date was charged to our additional paid-in capital.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Austar Bank Facility requires compliance with various financial covenants such as: (i) Adjusted Total Debt to EBITDA and (ii) EBITDA to Total Interest Expense, each capitalized term as defined in the Austar Bank Facility. The Austar Bank Facility permits Austar Entertainment to transfer funds to Austar (and indirectly to Austar’s shareholders, including subsidiaries of LGI) through loans, dividends or distributions provided that Austar Entertainment maintains compliance with applicable covenants.

The Austar Bank Facility is secured by pledges over (i) Austar Entertainment shares (ii) shares of certain of Austar’s subsidiaries and (iii) certain other assets of Austar and certain of its subsidiaries. The Austar Bank Facility is also guaranteed by Austar and certain of its subsidiaries.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Chellomedia Bank Facility

On December 12, 2006, Chellomedia PFH, an indirect subsidiary of Chellomedia, consummated a senior secured credit facility (the Chellomedia Bank Facility) with certain banks and financial institutions as lenders. The Chellomedia Bank Facility provides the terms and conditions upon which the lenders have made available to Chellomedia PFH the following: (a) four term facilities: (i) a seven-year €87.4 million ($115.3 million) term loan facility, (ii) a seven-year €17.6 million ($23.2 million) term loan facility, (iii) a seven-year $74.9 million term loan facility and (iv) a seven-year $15.1 million term loan facility; (b) a seven-year €25.0 million ($33.0 million) delayed draw facility (which may be drawn through June 8, 2007); and (c) a six-year €25.0 million ($33.0 million) revolving facility (which may also be drawn in Hungarian forints). As of December 31, 2006, the four term facilities have been drawn in full and the delayed draw facility and revolving facility have no outstanding borrowings. The proceeds of the four term facilities have been applied (i) to refinance the €65.0 million ($86.0 at the transaction date) senior secured credit facility for Plator Holding dated November 23, 2005, (ii) to repay a €43.0 ($56.7 million at the transaction date) intercompany loan related to an August 2006 acquisition and (iii) to loan €34.7 million ($45.8 million) and $90.0 million to its parent entities. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.75% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR) with a downward adjustment to 2.50% per annum if a specified leverage ratio is obtained.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Chellomedia Bank Facility requires Chellomedia PFH to comply with various financial covenants such as: (i) Total Net Debt to Annualized EBITDA, (ii) Senior Net Debt to Annualized EBITDA and (iii) EBITDA to Total Cash Interest Payable, each capitalized term as defined in the Chellomedia Bank Facility. The Chellomedia Bank Facility permits Chellomedia PFH to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Chellomedia PFH maintains compliance with applicable covenants.

The Chellomedia Bank Facility is secured by pledges over (i) the shares of Chellomedia PFH and certain of its material subsidiaries and (ii) certain bank accounts and intercompany loan receivables of Chellomedia PFH’s immediate parent company, Chellomedia PFH and certain of its subsidiaries. The Chellomedia Bank Facility is also guaranteed by Chellomedia PFH’s immediate parent company, Chellomedia PFH (in respect of other obligors’ obligations) and certain of Chellomedia PFH’s subsidiaries.

Liberty Puerto Rico Bank Facility

On March 1, 2006, Liberty Puerto Rico refinanced its existing bank facility with a portion of the proceeds from a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility also provides for a $10 million seven-year revolving loan. Borrowings under the Liberty Puerto Rico Bank Facility have a final maturity in 2013 and bear interest at a margin of 2.25% over LIBOR. The $10 million revolving loan has a commitment fee on undrawn balances of 0.50% per year.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Liberty Puerto Rico Bank Facility requires compliance with various financial covenants such as: (i) Net Debt to Annualized EBITDA and (ii) Annualized EBITDA to Total Cash Interest Charges, each capitalized term as defined in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. The Liberty Puerto Rico Bank Facility is also guaranteed by Liberty Puerto Rico’s material subsidiaries.

Other Debt

Other debt at December 31, 2006 includes the $100.9 million carrying amount of the News Corp. prepaid forward sales transaction (see note 9) and the $90.7 million carrying amount of Austar’s subordinated transferable adjustable redeemable securities.

Maturities of Debt and Capital Lease Obligations

Debt maturities for the next five years and thereafter are as follows (amounts in millions):

Year ended December 31:
2007	$1,231.3
2008	221.3
2009	307.3
2010	723.4
2011	388.1
Thereafter	8,812.1

Total debt maturities	11,683.5
Unamortized premiums and discounts and embedded equity derivatives, net	96.8

Total debt	$11,780.3

Current portion	$1,273.6

Noncurrent portion	$10,506.7

Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in millions):

Year ended December 31:
2007	$114.9
2008	100.6
2009	89.6
2010	73.5
2011	44.7
Thereafter	50.1

473.4
Less: amount representing interest	(23.6)

Present value of net minimum lease payments	$449.8

Current portion	$111.3

Noncurrent portion	$338.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The current portion of our debt and capital lease obligations at December 31, 2006 is as follows (amounts in millions):

Debt:
Cablecom Luxembourg Old Fixed Rate Notes	$424.8
Secured borrowing on ABC Family preferred stock	345.0
LG Switzerland PIK Loan	327.3
J:COM Credit Facility	107.1
Other J:COM debt	45.4
Other	24.0

Total current portion of debt	$1,273.6

Capital lease obligations:
J:COM	108.2
UPC Broadband Division	3.1

Total current portion of capital lease obligations	111.3

Total current portion of debt and capital lease obligations	$1,384.9

(12)  Deferred Construction and Maintenance Revenue

J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers who receive poor reception of broadcast television signals as a result of obstacles that have been constructed by third parties. J:COM and its subsidiaries enter into agreements with these third parties, whereby J:COM receives up-front compensation to construct and maintain cable facilities to provide rebroadcasting services to the affected viewers at no cost to the viewers during the agreement period. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the terms of the agreements, which generally are 20 years. During the years ended December 31, 2006 and 2005, J:COM recognized revenue under these arrangements totaling ¥4,367.0 million ($37.5 million at the average exchange rate for the period) and ¥3,327.4 million ($30.3 million at the average exchange rate for the period), respectively. Deferred revenue recorded under these arrangements is included in our current and long-term liabilities as follows:

	December 31,
	2006	2005
	amounts in millions

Current liabilities — Deferred revenue and advance payments from subscribers and others	$31.0	$26.9
Other long-term liabilities	462.2	376.0

Total	$493.2	$402.9

(13)  Income Taxes

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
December 31, 2006, 2005 and 2004 — (Continued)

returns of Liberty Media. The intercompany tax amounts owed to Liberty Media as a result of these allocations were contributed to our equity in connection with the spin off.

In connection with the spin off, LMI (together with its 80%-or-more-owned domestic subsidiaries, the LMI Tax Group), (i) became a separate tax paying entity, and (ii) entered into a Tax Sharing Agreement with Liberty Media. Under the Tax Sharing Agreement, Liberty Media is responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the LMI Tax Group, on the one hand, and Liberty Media or one of its subsidiaries on the other hand, subject to certain limited exceptions. We are responsible for all other taxes that are attributable to the LMI Tax Group, whether accruing before, on or after the spin off. The Tax Sharing Agreement requires that we will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction. Moreover, we will indemnify Liberty Media for any loss resulting from such action or failure to act, if such action or failure to act precludes the spin off from qualifying as a tax-free transaction. Pursuant to the Tax Sharing Agreement, Liberty Media allocated certain tax benefits aggregating $26.7 million to our company during 2005. The allocation of these tax benefits was treated as a capital transaction and reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity.

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

Periodically, we reevaluate the estimated blended state tax rate used to compute certain of our deferred tax balances. As a result of the LMI Tax Group becoming a separate tax paying entity in connection with the June 2004 spin off, we concluded that the blended state tax rate should be decreased. In connection with the June 2005 LGI Combination, we concluded that the estimated blended state tax rate should be increased. As a result of these changes in estimates, we recorded a $4.6 million deferred tax expense during 2005 and a $22.9 million deferred tax benefit during 2004.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	amounts in millions

Year ended December 31, 2006:
Federal	$(28.2)	$58.6	$30.4
State and local	(2.2)	3.1	0.9
Foreign	(62.3)	38.9	(23.4)

	$(92.7)	$100.6	$7.9

Year ended December 31, 2005:
Federal	$(56.4)	$17.6	$(38.8)
State and local	(4.0)	(1.7)	(5.7)
Foreign	(43.9)	59.7	15.8

	$(104.3)	$75.6	$(28.7)

Year ended December 31, 2004:
Federal	$(51.9)	$69.5	$17.6
State and local	(4.6)	13.7	9.1
Foreign	(9.8)	(3.0)	(12.8)

	$(66.3)	$80.2	$13.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Income tax benefit (expense) attributable to our company’s earnings (loss) before taxes, minority interest and discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Computed “expected” tax benefit (expense)	$59.6	$(30.1)	$47.7
Change in valuation allowance	119.7	40.7	(52.8)
Enacted tax law, case law and rate changes	(65.1)	(12.7)	(106.5)
International rate differences	(41.1)	(6.9)	6.5
Income recognized for tax purposes, but not for financial reporting purposes	(40.7)	(23.7)	(25.8)
Non-deductible or taxable foreign currency exchange results	(18.3)	60.6	(27.7)
Non-taxable investment income (loss)	16.8	(34.0)	23.7
Non-deductible interest and other expenses	(15.6)	(53.9)	(75.0)
Foreign taxes	(6.8)	(3.4)	0.3
State and local income taxes, net of federal income taxes	0.6	(5.5)	1.6
Losses on sale of investments, affiliates and other assets	—	46.8	84.7
Change in estimated blended state tax rate	—	(4.6)	22.9
Gain on extinguishment of debt	—	—	107.9
Other, net	(1.2)	(2.0)	6.4

	$7.9	$(28.7)	$13.9

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2006	2005
	amounts in millions

Current deferred tax assets	$131.6	$155.7
Non-current deferred tax assets	184.2	75.7
Current deferred tax liabilities	(5.6)	(2.5)
Non-current deferred tax liabilities	(537.1)	(546.0)

Net deferred tax liability	$(226.9)	$(317.1)

Our deferred income tax valuation allowance decreased $140.4 million in 2006. Such decrease reflects the net effect of (i) net tax benefits recorded in the statement of operations of $119.7 million, (ii) acquisitions and similar transactions, (iii) foreign currency translation adjustments, (iv) valuation allowances released to goodwill, and (v) other.

Approximately $1,595 million of the valuation allowance recorded as of December 31, 2006 was attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill and other noncurrent intangible assets related to various business combinations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
	amounts in millions
Deferred tax assets:
Net operating loss carryforwards	$2,314.6	$2,225.8
Debt	249.8	135.2
Property and equipment, net	188.0	242.9
Deferred revenue	157.0	123.9
Intangible assets, net	27.3	57.0
Deferred compensation and severance	22.7	34.6
Investments	8.4	15.9
Other future deductible amounts	190.1	136.7

Deferred tax assets	3,157.9	2,972.0
Valuation allowance	(1,921.5)	(2,061.9)

Deferred tax assets, net of valuation allowance	1,236.4	910.1

Deferred tax liabilities:
Intangible assets	(457.9)	(416.1)
Investments	(410.1)	(377.6)
Property and equipment	(352.5)	(276.2)
Other future taxable amounts	(242.8)	(157.3)

Deferred tax liabilities	(1,463.3)	(1,227.2)

Net deferred tax liability	$(226.9)	$(317.1)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The significant components of our tax loss carryforwards and related tax assets at December 31, 2006 are as follows:

	Tax loss	Related tax	Expiration
Country	carryforward	asset	date
	amounts in millions

Switzerland	$3,627.3	$800.3	2007-2013
The Netherlands	2,975.5	758.7	2011-2015
France	924.4	318.2	Indefinite
Ireland	424.3	53.0	Indefinite
Luxembourg	361.2	109.7	Indefinite
Chile	274.8	46.7	Indefinite
Australia	231.0	69.3	Indefinite
Austria	205.9	51.5	Indefinite
Japan	153.4	61.4	2009-2013
Poland	60.3	11.5	2007-2010
United States	36.6	13.2	2022-2026
Other	70.8	21.1	Various

Total	$9,345.5	$2,314.6

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2006, U.S. and non-U.S. income and withholding taxes for which a deferred tax might otherwise be required have not been provided on an estimated $4.5 billion of cumulative temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be “controlled foreign corporations” (CFCs) under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income.

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
December 31, 2006, 2005 and 2004 — (Continued)

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

Through our subsidiaries, we maintain a presence in many foreign countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.

(14)  Stockholders’ Equity

Capitalization

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

Under LGI’s restated certificate of incorporation, holders of LGI Series A common stock are entitled to one vote for each share of such stock held, and holders of LGI Series B common stock are entitled to 10 votes for each share of such stock held, on all matters submitted to a vote of LGI stockholders at any annual or special meeting. Holders of LGI Series C common stock are not entitled to any voting powers, except as required by Delaware law (in which case holders of LGI Series C common stock are entitled to 1/100th of a vote per share).

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued or subject to future issuance pursuant to outstanding stock options. At December 31, 2006, there were 6,748,229, 3,066,716 and 9,566,033 shares of LGI Series A, Series B and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, 5,652,674 and 5,651,058 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs and 11,044,375 shares of each of LGI Series A and Series C common stock reserved for issuance upon conversion of the UGC Convertible Notes. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

of LGI Series B common stock that is either issued (7,284,799 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).

Subject to any preferential rights of any outstanding series of our preferred stock, the holders of LGI Series A, Series B and Series C common stock will be entitled to such dividends as may be declared from time to time by our board from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one of our series of common stock, we shall also pay to the holders of the other series of our common stock an equal per share dividend. There are currently no restrictions on our ability to pay dividends in cash or stock.

In the event of our liquidation, dissolution and winding up, after payment or provision for payment of our debts and liabilities and subject to the prior payment in full of any preferential amounts to which our preferred stockholders may be entitled, the holders of LGI Series A, Series B and Series C common stock will share equally, on a share for share basis, in our assets remaining for distribution to the holders of LGI common stock.

LMI Rights Offering

On July 26, 2004, we commenced the LMI Rights Offering, whereby holders of record of LMI common stock on that date received 0.20 transferable subscription rights for each share of LMI common stock held. Each whole right to purchase LMI Series A common stock entitled the holder to purchase one share of LMI Series A common stock and one share of LMI Series C common stock at a combined subscription price of $25.00. Each whole right to purchase LMI Series B common stock entitled the holder to purchase one share of LMI Series B common stock and one share of LMI Series C common stock at a combined subscription price of $27.50. Each whole right entitled the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of LMI common stock, subject to proration. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A common stock, 1,211,157 shares of LMI Series B common stock and 29,456,157 shares of LMI Series C common stock in exchange for aggregate cash proceeds of $739.4 million, before deducting related offering costs of $3.7 million.

Structured Stock Repurchase Instruments

Pursuant to the guidance contained in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), we accounted for the following call agreements as equity instruments.

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

In November 2005, we paid $12.0 million to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.35 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. At the expiration of this contract in December 2005, we exercised our call options and acquired 500,000 shares of LGI Series A common stock.

In October 2005, we paid $11.8 million to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 500,000 shares of LGI Series A common stock at an exercise price of $24.25 and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

price of zero. In connection with the November 2005 expiration of this agreement, we received a cash payment of $12.1 million.

In July 2005, we paid $11.2 million to enter into a call option agreement pursuant to which we contemporaneously (i) sold call options on 250,000 shares of LGI Series A common stock and 250,000 shares of LGI Series C common stock at a combined exercise price of $46.14 and (ii) purchased call options on an equivalent number of shares of LGI Series A and Series C common stock with an exercise price of zero. In connection with the August 2005 expiration of this agreement, we received a cash payment of $11.5 million.

Stock Repurchases

During 2004, we purchased 3 million shares of our LGI Series A and Series C common stock from Comcast Corporation in a private transaction for a cash purchase price of $127.9 million. These shares were cancelled during the second quarter of 2005.

On June 20, 2005, our board of directors authorized a stock repurchase program. Under the program, we may acquire from time to time up to $200 million in LGI Series A and Series C common stock. During 2005, we repurchased under this program 2,048,231 and 1,455,859 shares of LGI Series A and Series C common stock, respectively, for aggregate cash consideration of $78.9 million.

During the first quarter of 2006, we purchased an additional $121.1 million of our LGI Series A and Series C common stock pursuant to the June 20, 2005 stock repurchase program.

On March 8, 2006, our board of directors approved a new stock repurchase program under which we may acquire an additional $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Under this program, we acquired $132.1 million of our LGI Series A and Series C common stock during the second and third quarters of 2006. At December 31, 2006, we were authorized under the March 8, 2006 stock repurchase program to acquire an additional $117.9 million of our LGI Series A and Series C common stock.

On June 21, 2006, we purchased 10,000,000 shares of our LGI Series A common stock at $25.00 per share and 10,288,066 shares of our LGI Series C common stock at $24.30 per share, for an aggregate purchase price of $500.0 million before acquisition costs, pursuant to two self-tender offers. On September 15, 2006, we purchased 20,000,000 shares of our LGI Series A common stock at $25.00 per share and 20,534,000 shares of our LGI Series C common stock at $24.35 per share, for an aggregate purchase price of $1.0 billion before acquisition costs, pursuant to two modified Dutch auction self-tender offers. On January 10, 2007, we purchased 5,084,746 shares of our LGI Series A common stock at $29.50 per share and 5,246,590 shares of our LGI Series C common stock at $28.59 per share, for an aggregate purchase price of $300.0 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. Shares purchased pursuant to the foregoing tender offers are not applied against our March 8, 2006 stock repurchase program.

Pursuant to the foregoing stock repurchase programs and the June and September 2006 self-tender offers, during 2006, we repurchased a total of 32,698,558 shares of our LGI Series A common stock at a weighted average price of $24.79 per share and 40,528,748 shares of our LGI Series C common stock at a weighted average price of $23.35 per share, for an aggregate cash purchase price of $1,756.9 million, including direct acquisition costs.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Stock Split

On September 6, 2005, LGI effected a stock split in the form of a stock dividend of LGI Series C common stock to holders of record of LGI Series A and Series B common stock. Pursuant to the terms of this stock dividend, holders of record received one share of LGI Series C common stock for each share of LGI Series A common stock, and one share of LGI Series C common stock for each share of LGI Series B common stock. Unless otherwise indicated, all LGI share and per share amounts presented herein have been retroactively adjusted to give effect to this stock dividend.

Treasury Stock

In connection with the LGI Combination, we issued 2,067,786 shares of each of LGI Series A and Series C common stock to subsidiaries of UGC. During 2006, all of such shares were cancelled.

Equity Transactions of Subsidiaries and Affiliates

During 2006, 2005 and 2004, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests and the equity transactions of certain of our subsidiaries and affiliates. See notes 5 and 7.

SARs Reclassification

During the fourth quarter of 2005, we concluded that we had both the ability and intent to satisfy most of our obligations under LGI SARs with shares of LGI common stock. As a result, we have reclassified $50.3 million of our obligations under LGI SARs from liability accounts to additional paid-in capital.

Restricted Net Assets

At December 31, 2006, $6,907.5 million of our net assets represented net assets of certain of our subsidiaries that were not available to be transferred to our company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

(15)	Stock Incentive Awards

As discussed in note 3, our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI common stock, J:COM common stock, Zonemedia common stock and the common stock of certain of our other subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

LGI Series A, Series B and Series C common stock	$58.0	$28.8	$135.4
J:COM ordinary shares	2.9	23.1	7.2
Restricted shares of LGI and Zonemedia	7.1	5.1	—
Other	2.0	2.0	—

	$70.0	$59.0	$142.6

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The following table provides certain information related to nonvested stock awards as of December 31, 2006:

	As of December 31, 2006
	LGI Series A,
	Series B and
	Series C	J:COM	Restricted shares	SARs on VTR
	common	ordinary	of LGI and	common
	stock (a)	shares (b)	Zonemedia (c)	stock

Total compensation cost related to nonvested awards not yet recognized (in millions)	$76.9	$1.2	$12.4	$5.3

Weighted average period remaining for expense recognition (in years)	2.63	0.46	3.00	3.00

(a)	Amounts relate to the LGI incentive plans (including the Transitional Plan) and the UGC incentive plans described below.

(b)	Amounts include compensation expense related to the J:COM Plan in 2006 and 2005 and the Liberty Jupiter Plan in 2005, as discussed below.

(c)	Amounts relate to the restricted shares of LGI and Zonemedia common stock held by employees of Zonemedia. For additional information, see note 5.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The following table summarizes certain information related to the LGI common stock-incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Year ended December 31,
	2006	2005	2004
	dollar amounts in millions, except per share amounts

LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	4.58 – 5.20%	3.70 – 4.55%	3.61 – 4.09%
Expected life	4.5 – 6.0 years	4.0 – 6.0 years	6.0 years
Expected volatility	24.80 – 29.60%	25.25 – 45.60%	25.00 – 100%
Expected dividend yield	none	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$6.52	$7.64	$9.01
SARs	$6.36	$5.16	$14.03
Restricted stock	$20.28	$22.23	$22.19
Total intrinsic value of awards exercised:
Options	$10.9	$17.8	$7.0
SARs	$22.4	$24.9	$12.0
Total share-based liabilities paid	$—	$24.9	$12.0
Cash received from exercise of options	$17.5	$20.8	$16.1
Income tax benefit related to stock-based compensation	$14.2	$0.7	$36.2
Income tax expense related to exercise of options SARs and restricted stock	$(5.4)	$—	$—

Stock Incentive Plans — LGI Common Stock

The LGI Incentive Plan

The Liberty Global, Inc. 2005 Incentive Plan, as amended and restated (the LGI Incentive Plan) is administered by the compensation committee of our board of directors. The compensation committee of our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 35,430,183 shares available for grant as of December 31, 2006. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

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

On December 22, 2005, we paid Mr. Malone $2.5 million of consideration equal to the aggregate amount of the increase in the exercise price of Series B Stock and Series C Stock underlying these options. The consideration was paid through a grant under the LGI Incentive Plan of 59,270 restricted shares of LGI Series B common stock and 58,403 restricted shares of LGI Series C common stock using fair market values as of the Section 409A Modification Effective Date. The restriction period with respect to these restricted shares expired or will expire with respect to 40% of the original number of restricted shares on June 7, 2006 and with respect to an additional 20% of the original number of these restricted shares on each June 7 thereafter through 2009.

The LGI Directors Incentive Plan

The Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan, as amended and restated (the LGI Directors Incentive Plan) is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board and committees of our board, and to encourage their investment in capital stock of our company. The LGI Directors Incentive Plan is administered by our full board of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.

Our board may grant non-qualified stock options, SARs, restricted shares, stock units or any combination of the foregoing under the LGI Directors Incentive Plan (collectively, awards). Only non-employee members of our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third on the date of the second and third annual meetings of stockholders following the grant date, provided the director continues to serve as director on such date. The LGI Directors Incentive Plan had 9,697,054 shares available for grant as of December 31, 2006. These shares may be awarded at or above fair value in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock.

The Transitional Plan

As a result of the spin off and related adjustments to Liberty Media’s outstanding stock incentive awards, options to acquire shares of LGI Series A, Series B and Series C common stock were issued to LMI’s directors and employees, Liberty Media’s directors and certain of its employees pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. No new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan

Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during 2006 in LGI stock awards under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards held by Zonemedia employees and Liberty Media employees:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	6,532,038	$19.95
Granted	880,850	$20.67
Expired or canceled	(9,475)	$79.11
Forfeited	(127,614)	$22.26
Exercised	(527,570)	$15.85

Outstanding at December 31, 2006	6,748,229	$20.24	5.64	$73.9

Exercisable at December 31, 2006	3,946,138	$19.41	5.05	$52.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2006	3,066,716	$20.01	5.83	$28.6

Exercisable at December 31, 2006	3,066,716	$20.01	5.83	$28.6

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	9,449,833	$18.80
Granted	880,850	$20.11
Expired or canceled	(9,475)	$74.89
Forfeited	(127,614)	$21.24
Exercised	(627,561)	$14.59

Outstanding at December 31, 2006	9,566,033	$19.11	5.72	$97.9

Exercisable at December 31, 2006	6,763,942	$18.58	5.41	$76.6

		Weighted average	Weighted average
	Number of	grant-date	remaining
Restricted stock — LGI Series A common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2006	347,797	$23.01
Granted	587,076	$20.56
Expired or canceled	(68,269)	$22.80
Forfeited	(22,270)	$20.71
Released from restrictions	(184,145)	$22.08

Outstanding at December 31, 2006	660,189	$21.19	3.17

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

		Weighted average	Weighted average
	Number of	grant-date	remaining
Restricted stock — LGI Series B common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2006	59,270	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(23,708)	$22.23

Outstanding at December 31, 2006	35,562	$22.23	3.00

		Weighted average	Weighted average
	Number of	grant-date	remaining
Restricted stock — LGI Series C common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2006	406,164	$21.62
Granted	587,080	$20.00
Expired or canceled	(68,269)	$21.58
Forfeited	(22,270)	$20.11
Released from restrictions	(207,470)	$21.05

Outstanding at December 31, 2006	695,235	$20.47	3.16

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	6,267,624	$14.00
Granted	809,625	$20.49
Expired or canceled	(3,126)	$24.02
Forfeited	(196,359)	$17.16
Exercised	(1,225,090)	$10.64

Outstanding at December 31, 2006	5,652,674	$15.54	6.56	$54.8

Exercisable at December 31, 2006	1,305,967	$16.21	6.55	$13.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	6,257,092	$13.25
Granted	809,625	$19.92
Expired or canceled	(3,126)	$22.73
Forfeited	(196,359)	$16.30
Exercised	(1,216,174)	$10.07

Outstanding at December 31, 2006	5,651,058	$14.78	6.56	$53.2

Exercisable at December 31, 2006	1,304,351	$15.38	6.55	$12.8

At December 31, 2006, total SARs outstanding included 1,213,567 LGI Series A common stock capped SARs and 1,213,567 LGI Series C common stock capped SARs and total SARs exercisable included 207,557 LGI Series A common stock capped SARs and 207,557 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of a LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LGI Performance Plan

On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan for our senior executives (the Senior Executive Performance Plan) pursuant to the LGI Incentive Plan. The aggregate amount of the maximum achievable awards that may be allocated under the Senior Executive Performance Plan, as finalized in February 2007, is $313.5 million. In February 2007, the full amount of the maximum achievable awards were allocated or reserved for allocation to participants including our President and Chief Executive Officer, and each of our other executive officers. On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the Key Employee Performance Plan) pursuant to the LGI Incentive Plan, for certain key employees not participating in the Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the Key Employee Performance Plan, as finalized in February 2007, is $86.5 million.

Each Performance Plan is a five-year plan, with a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. At the end of the two-year performance period, each participant may become eligible to receive varying percentages of the maximum achievable award specified for such participant based on achievement of specified compound annual growth rates in consolidated operating cash flow (see note 22), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR).

If OCF CAGR is less than 12%, no participant will be eligible to receive any amount under the Performance Plans. At OCF CAGRs ranging from 12% to 17%, the percentages of the maximum achievable awards that participants will become eligible to receive will range from 50% to 100%, subject to the other requirements of the Performance Plans. The amount of the award initially determined on this basis may be reduced at the discretion of the compensation committee based on an assessment of the participant’s individual job performance during the performance period.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Awards will be paid or will vest during the following three-year period, and will be subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further the compensation committee will have the discretion to reduce the unpaid balance of an award based on an assessment of the participant’s individual job performance during the service period. Awards may be settled in cash, restricted or unrestricted shares of LGI Series A and Series C common stock, or any combination of the foregoing, at the discretion of the compensation committee. Payments will be made or will vest in equal semi-annual installments on each March 31 and September 30. Participants in the Senior Executive Performance Plan will generally not be eligible to receive any equity incentive awards that would otherwise be granted in 2007 and 2008.

The compensation committee has determined that its current intention is to settle awards earned under each Performance Plan using restricted or unrestricted stock, although it reserves the right to change that determination in the future. In light of the compensation committee’s current intention, we will account for awards granted under the Performance Plans as liability-based awards pursuant to the provisions of SFAS No. 123(R). As no awards were granted during 2006 and as the requisite service period does not begin until January 1, 2007, we will not begin recording compensation expense under the Performance Plans until January 2007. Compensation expense under the Performance Plans will be (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the compensation committee could elect at a future date to cash settle all or any portion of vested awards under the Performance Plans.

J:COM Stock Option Plans

J:COM has granted options and stock purchase warrants under various plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Options or warrants granted to non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Options or warrants granted to management employees and non-employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. With the exception of the options granted in 2006, these options generally expire at dates ranging from August 2010 to August 2012. As of December 31, 2006, J:COM has granted the maximum number of options under existing authorized plans.

A summary of the J:COM Stock Option Plan activity during 2006 is as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — J:COM ordinary shares:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2006	177,504	¥80,141
Granted(a)	304	¥1
Expired or canceled	(2,404)	¥80,000
Forfeited	(692)	¥80,000
Exercised	(18,771)	¥80,000

Outstanding at December 31, 2006	155,941	¥80,030	4.72	¥2,490.3

Exercisable at December 31, 2006	147,745	¥80,152	4.65	¥2,341.4

(a)	The exercise price of these options was significantly below the market price of J:COM common stock on the date of grant. These options expire in March 2026.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

During 2006 and 2005, J:COM received cash proceeds of $13.2 million and $8.5 million, respectively, in connection with the exercise of stock options.

Austar Stock Option Plans

At December 31, 2006 and 2005, our majority owned subsidiary, Austar, had 50,000 options outstanding to purchase ordinary shares at an exercise price of $4.70. All options outstanding at December 31, 2006 and 2005 were fully vested and exercisable and expire in 2009. No additional options are expected to be issued pursuant to this plan.

Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management held Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. As of December 31, 2006, none of the 54,025,795 Class B shares have been converted into ordinary shares, as they have not vested. During 2006, all of the remaining 20,840,817 Class A shares were converted into ordinary shares.

Stock-based compensation expense with respect to Austar’s compensatory plans was not significant during 2006.

Liberty Jupiter Stock Plan

Four individuals, including one of our executive officers, an officer of one of our subsidiaries and one of LMI’s former directors (who ceased being a director effective with the LGI Combination) own an 18.8% common stock interest in Liberty Jupiter, which owned an approximate 4.3% indirect interest in J:COM. Prior to the adoption of SFAS 123(R), we recorded stock-based compensation pursuant to this plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a share-based compensation plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our consolidated balance sheet. See note 21.

VTR Phantom SARs Plan

In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a four-year period and expire no later than July 1, 2010. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the compensation committee that administers the VTR Plan. On April 12, 2006, the VTR compensation committee granted a total of 945,000 SARs, each with a base price of CLP 10,440 and a vesting commencement date of January 1, 2006. The remaining SARs with respect to 55,000 shares available for grant may be awarded at a price to be determined by the VTR compensation committee. As the outstanding SARs under this plan currently must be settled in cash, we use the liability method to account for the VTR phantom SARs.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

A summary of the VTR Plan activity during 2006 is as follows:

		Weighted		Weighted average
	Number of	average		remaining	Aggregate
SARs — VTR common stock:	shares	base price		contractual term	intrinsic value
				in years	in millions

Outstanding at January 1, 2006	—	CLP	—
Granted	945,000	CLP	10,440
Expired or canceled	—	CLP	—
Forfeited	(302,000)	CLP	10,440
Exercised	—	CLP	—

Outstanding at December 31, 2006(a)	643,000	CLP	10,440	3.50	CLP	4,782.6

Exercisable at December 31, 2006	n/a		n/a	n/a		n/a

(a)	The fair value of these awards at December 31, 2006 was calculated using an expected volatility of 24.8%, an expected life of 3.0 years and a risk-free return of 5.61%. In addition, we were required to estimate the fair value of VTR common stock at December 31, 2006. Accordingly, the fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the updated fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, certain of our directors, executive officers and officers, and one of our employees, hold an aggregate of 574,843 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 2.8% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness, net of the value of certain assets, that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Phantom Plan are fully vested and expire between 2009 and 2011. These synthetic options had no intrinsic value and minimal fair value at December 31, 2006. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

(16)	Related Party Transactions

Prior to the LGI Combination, Liberty Media may have been deemed to be an affiliate of LMI by virtue of John C. Malone’s voting power in Liberty Media and LMI, as well as his positions as Chairman of the Board of Liberty Media and Chairman of the Board, Chief Executive Officer and President of LMI, and the fact that six of LMI’s eight directors were also directors of Liberty Media. As a result of (i) the dilution of Mr. Malone’s voting power, (ii) his ceasing to be our Chief Executive Officer and President and (iii) the reduction in the number of common directors between LGI and Liberty Media that occurred in connection with the June 15, 2005 LGI Combination, we believe that Liberty Media is no longer an affiliate of our company. Accordingly, transactions with Liberty Media or its subsidiaries that occurred after the LGI Combination are not disclosed below.

Prior to the Spin Off Date in 2004, Liberty Media loaned one of our subsidiaries $116.7 million. This loan was repaid during the third quarter of 2004. In connection with the spin off, we entered into certain agreements with Liberty Media, pursuant to which Liberty Media allocated administrative, facilities and aircraft costs to our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

company. Most of the intercompany amounts owed to Liberty Media as a result of these arrangements at the Spin Off Date were contributed to our equity in connection with the spin off. Amounts allocated to our company pursuant to these arrangements through the date of the LGI Combination were considered to be related party transactions. Other agreements between our company and Liberty Media that were entered into in connection with the spin off include the Reorganization Agreement (see note 2) and the Tax Sharing Agreement (see note 13).

Our related party transactions, which include related party transactions of J:COM during the 2006 and 2005 periods in which we consolidated J:COM, are summarized in the following table:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Revenue earned from related parties of:
J:COM(a)	$54.4	$52.3	$—
LGI and consolidated subsidiaries other than J:COM(b)	2.1	6.6	5.5

Total LGI	$56.5	$58.9	$5.5

Operating expenses charged by related parties of:
J:COM(c)	$55.0	$73.6	$—
LGI and consolidated subsidiaries other than J:COM(d)	20.0	18.4	15.9

Total LGI	$75.0	$92.0	$15.9

SG&A expenses charged by related parties of:
J:COM(e)	$11.4	$13.5	$—
LGI and consolidated subsidiaries other than J:COM(f)	—	1.5	12.3

Total LGI	$11.4	$15.0	$12.3

Interest expense charged by related parties of:
J:COM(g)	$10.1	$9.5	$—
LGI and consolidated subsidiaries other than J:COM(h)	—	0.2	2.3

Total LGI	$10.1	$9.7	$2.3

Interest and other income recognized from related parties of LGI and consolidated subsidiaries other than J:COM(i)	$0.7	$2.2	$11.8

Capital lease additions — related parties of J:COM(j)	$142.7	$144.3	$—

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV, a 50% joint venture owned by our company and Sumitomo.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV and other affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two Sumitomo subsidiaries and an affiliate of Sumitomo and (iii) paid monthly fees to an equity method affiliate during 2005

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

for broadband Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to the Sumitomo entities, as described in (c) above.

(f)	The 2005 and 2004 amounts include administrative, facility and aircraft allocations from Liberty Media. The 2005 amount includes allocations through the June 15, 2005 date of the LGI Combination. We believe such allocated amounts to be reasonable.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	The 2004 amount includes $1.5 million of interest charges from Liberty Media.

(i)	Amounts primarily represent interest recognized on loans to equity affiliates (primarily J:COM in 2004).

(j)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At December 31, 2006 and 2005, capital lease obligations of J:COM aggregating ¥41.5 billion ($348.5 million) and ¥34.5 billion ($292.5 million), respectively, were owed to these Sumitomo entities.

On December 31, 2006, we sold our 100% interest in UPC Belgium to Telenet, an equity method affiliate. For additional information, see note 7.

As discussed in more detail in note 5, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41.9 million at the transaction date) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.

(17)  Transactions with Officers

VLG Acquisition Corp.

Prior to March 2, 2005, Liberty Media owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owned a 50% interest in Cablevisión, the largest cable television company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty Media nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. A former executive officer and an officer of one of our subsidiaries, each of whom was then an officer of LMI, were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27.5 million to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).

On November 2, 2004, a subsidiary of our company, Liberty Media, VLG Acquisition and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40.5 million of such proceeds would be allocated to

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We recognized a gain of $40.5 million during the three months ended March 31, 2005 in connection with the closing of this transaction.

As a result of the foregoing transactions, the former executive officer and the officer of one of our subsidiaries who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.

For a description of certain transactions involving stock options held by our Chairman of the Board, see note 15.

(18)  Restructuring Charges

Restructuring Charges

A summary of our restructuring charge activity in 2006 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	amounts in millions

Restructuring liability as of January 1, 2006	$14.1	$13.4	$30.3	$9.4	$67.2
Restructuring charges (credits)	15.7	1.0	(1.0)	(0.7)	15.0
Cash paid	(19.6)	(4.8)	(5.8)	(5.9)	(36.1)
Acquisitions and other	2.8	0.4	1.5	(1.0)	3.7
Foreign currency translation adjustments	1.3	1.4	0.8	(0.2)	3.3

Restructuring liability as of December 31, 2006	14.3	11.4	25.8	1.6	53.1

Short-term portion	11.2	2.7	4.5	1.6	20.0
Long-term portion	3.1	8.7	21.3	—	33.1

Total	$14.3	$11.4	$25.8	$1.6	$53.1

Our 2006 restructuring charges include €8.6 million ($10.8 million at the average exchange rate during the period) related primarily to the cost of terminating certain employees in connection with the integration of our broadband communications operations in Ireland.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

A summary of our restructuring charge activity in 2005 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	amounts in millions

Restructuring liability as of January 1, 2005	$10.6	$30.0	$30.5	$1.5	$72.6

Restructuring charges (credits):
Continuing operations	2.6	(8.6)	4.3	(0.2)	(1.9)
Discontinued operations	1.6	—	—	(0.8)	0.8

	4.2	(8.6)	4.3	(1.0)	(1.1)

Cash paid	(14.8)	(4.1)	(4.8)	(1.3)	(25.0)
Acquisitions and other	15.0	(0.7)	0.4	9.4	24.1
Foreign currency translation adjustments	(0.9)	(3.2)	(0.1)	0.8	(3.4)

Restructuring liability as of December 31, 2005	$14.1	$13.4	$30.3	$9.4	$67.2

Short-term portion	$10.6	$2.3	$4.7	$9.4	$27.0
Long-term portion	3.5	11.1	25.6	—	40.2

Total	$14.1	$13.4	$30.3	$9.4	$67.2

In June 2005, the UPC Broadband Division made the decision to occupy certain corporate office space that had been previously exited by its operations in The Netherlands. As a result of this decision, we reduced our restructuring liability by €6.2 million ($7.7 million at the average rate during the period). In connection with our acquisition of Cablecom in October 2005 and VTR’s acquisition of a controlling interest in Metrópolis in April 2005, restructuring liabilities of $9.5 million and $10.2 million, respectively, were recorded to provide for the cost of terminating certain executive management and other redundant employees of the target companies, and in the case of Metrópolis, to also provide for the cost to remove Metrópolis’ redundant broadband distribution systems. In addition, certain of our other acquisitions during 2005 resulted in additions to our restructuring liability.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

A summary of our restructuring charge activity in 2004 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	amounts in millions

Restructuring liability as of January 1, 2004	$8.4	$16.8	$34.4	$2.4	$62.0

Restructuring charges (credits):
Continuing operations	5.9	16.9	—	(0.2)	22.6
Discontinued operations	2.2	—	—	1.0	3.2

	8.1	16.9	—	0.8	25.8

Cash paid	(6.9)	(5.7)	(7.6)	(1.1)	(21.3)
Foreign currency translation adjustments	1.0	2.0	3.7	(0.6)	6.1

Restructuring liability as of December 31, 2004	$10.6	$30.0	$30.5	$1.5	$72.6

Short-term portion	$5.0	$5.3	$3.8	$0.3	$14.4
Long-term portion	5.6	24.7	26.7	1.2	58.2

Total	$10.6	$30.0	$30.5	$1.5	$72.6

During 2004, we recorded an aggregate charge of $5.7 million for severance benefits as a result of a restructuring plan to change the management structure of our operations in The Netherlands from a three-region model to a centralized management organization, eliminating certain redundancies and vacating space under an office lease. In December 2004, we changed our estimate regarding the timing and amount of sub-lease income related to a restructuring plan that was finalized in 2001. Accordingly, the restructuring liability was increased by $16.0 million to reflect our then best estimate regarding future sub-lease income for the vacated property.

(19)  Defined Benefit Plans

Certain of our indirect subsidiaries in Europe and Japan maintain various funded and unfunded defined benefit pension plans for their employees. Annual service cost for these employee benefit plans is determined using the projected unit credit actuarial method. The subsidiaries that maintain funded plans have established investment policies for assets. The investment strategies are long-term in nature and designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due;

•	Maximize the trusts total returns subject to prudent risk taking; and

•	Preserve and/or improve the funded status of the trusts over time.

Allocations to real estate occur over multiple time periods. Assets targeted to real estate, but not yet allocated, are invested in fixed income securities with corresponding adjustments to fixed income rebalancing guidelines.

The subsidiaries review the asset mix of the funds on a regular basis. Generally, asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

As discussed in note 23, effective December 31, 2006, we adopted SFAS 158. The incremental effect on the individual line items in our balance sheet as of December 31, 2006 was as follows:

	Before application		After application
	of SFAS 158	Adjustments	of SFAS 158
	amounts in millions

Other long-term liabilities (includes liability for pension benefits of $48.1 million at December 31, 2006)	$1,292.2	$(8.5)	$1,283.7
Non-current deferred tax liabilities	$536.2	$0.9	$537.1
Total liabilities	$16,418.3	$(7.6)	$16,410.7
Accumulated other comprehensive earnings, net of taxes	$188.4	$7.6	$196.0
Total stockholders’ equity	$7,265.7	$7.6	$7,273.3

The following is a summary of the funded status of the pension plans:

	Year ended December 31,
	2006	2005
	amounts in millions

Projected benefit obligations at beginning of period	$159.8	$47.8
Acquisitions(a)	17.6	136.0
Service cost	10.8	4.5
Interest cost	6.1	2.7
Actuarial loss (gain)	(5.2)	2.7
Realized gain on settlement	—	(6.0)
Plan participants’ contributions	5.6	1.4
Benefits paid	(15.5)	(22.0)
Effect of change in exchange rates	14.2	(7.3)

Projected benefit obligations at end of period	$193.4	$159.8

Accumulated benefit obligations at end of period	$184.4	$147.0

Fair value of plan assets at beginning of period	$116.1	$10.6
Acquisitions(a)	8.3	102.8
Actual return on plan assets	7.3	3.6
Group contributions	12.5	2.2
Participants’ contributions	5.6	1.4
Benefits paid	(15.0)	(1.0)
Effect of change in exchange rates	10.5	(3.5)

Fair value of plan assets at end of period	$145.3	$116.1

Funded status of the plans:
Funded status of the plans	$(48.1)	(43.7)
Unrecognized net actuarial gain	—	(1.3)

Net liability in the balance sheet	$(48.1)	$(45.0)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(a)	Amounts primarily relate to the October 2005 Cablecom acquisition and include purchase accounting adjustments recorded during 2006 to increase Cablecom’s projected benefit obligation and fair value of plan assets by $13.4 million and $8.3 million, respectively.

Actuarial Assumptions

The measurement date used to determine pension plan assumptions was December 31 for each of 2006 and 2005. The actuarial assumptions used to compute the net periodic pension cost are based on information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the subsidiaries must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets and expected future cost increases.

The subsidiaries set their discount rates annually based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits.

The expected rates of return on the assets of the funded plans are the long-term rates of return the subsidiaries expect to earn on their trust assets. The rates of return are determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets. To compute the expected return on plan assets, the subsidiaries apply an expected rate of return to the fair value of the plan assets.

The weighted average assumptions used in determining benefit obligations are as follows:

	December 31,
	2006	2005

Expected rate of salary increase	2.14%	2.17%
Discount rate	3.09%	3.25%
Return on plan assets	4.56%	4.60%

The components of net periodic pension cost recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2006	2005
	amounts in millions

Service cost	$10.8	$4.5
Interest cost	6.1	2.7
Expected return on plan assets	(5.8)	(1.8)
Realized gain on settlement	—	(6.0)
Amortization of actuarial loss	—	0.2

Net periodic pension cost (benefit)	$11.1	$(0.4)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The allocation of the assets of the funded plans is as follows:

	December 31,
	2006	2005

Debt securities	43%	48%
Equity securities	39%	32%
Real estate	9%	17%
Other	9%	3%

	100%	100%

The weighted average target asset mix established for the funded plans is as follows:

Debt securities	50%
Equity securities	31%
Real estate	10%
Other	9%

100%

Total group contributions expected to be paid during 2007 are $13 million. The expected benefits to be paid with respect to pensions as of December 31, 2006 were as follows (amounts in millions):

2007	$3.6
2008	$3.9
2009	$4.2
2010	$5.0
2011	$5.2
2012 - 2015	$33.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(20)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our company’s consolidated balance sheets and statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on securities classified as available-for-sale, unrealized gains on cash flow hedges and other items. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign		Unrealized		Accumulated
	currency	Unrealized gains	gains (losses)		other
	translation	(losses) on	on cash flow		comprehensive
	adjustments	securities	hedges	Other	earnings (loss)
	amounts in millions

Balance at January 1, 2004	$(174.4)	$127.8	$—	$—	$(46.6)
Other comprehensive earnings (loss)	129.1	(122.3)	—	—	6.8
Effect of change in estimated blended state income tax rate (note 13)	2.2	0.5	—	—	2.7
Spin off transaction (note 2)	—	51.1	—	—	51.1

Balance at December 31, 2004	(43.1)	57.1	—	—	14.0
Other comprehensive earnings (loss)	(244.0)	(36.9)	4.8	—	(276.1)
Effect of change in estimated blended state income tax rate (note 13)	(0.6)	(0.2)	—	—	(0.8)

Balance at December 31, 2005	(287.7)	20.0	4.8	—	(262.9)
Other comprehensive earnings (loss)	406.8	19.5	(1.2)	—	425.1
Adjustment to initially adopt SFAS 158, net of taxes (notes 19 and 23)	—	—	—	7.6	7.6

Balance at December 31, 2006	$119.1	$39.5	$3.6	$7.6	$169.8

The components of other comprehensive earnings (loss) are reflected in our company’s consolidated statements of comprehensive earnings (loss), net of taxes. The following table summarizes the tax effects related

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

to each component of other comprehensive earnings (loss), net of amounts reclassified to our statements of operations:

	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
	amounts in millions

Year ended December 31, 2004:
Foreign currency translation adjustments	$133.7	$(4.6)	$129.1
Unrealized gains (losses) on securities	(210.0)	87.7	(122.3)
Effect of change in estimated blended state income tax rate (note 13)	—	2.7	2.7

Other comprehensive earnings (loss)	$(76.3)	$85.8	$9.5

Year ended December 31, 2005:
Foreign currency translation adjustments	$(236.8)	$(7.2)	$(244.0)
Unrealized gains (losses) on securities	(58.6)	21.7	(36.9)
Unrealized gains on cash flow hedges	4.8	—	4.8
Effect of change in estimated blended state income tax rate (note 13)	—	(0.8)	(0.8)

Other comprehensive earnings (loss)	$(290.6)	$13.7	$(276.9)

Year ended December 31, 2006:
Foreign currency translation adjustments	$404.7	$2.1	$406.8
Unrealized gains (losses) on securities	30.5	(11.0)	19.5
Unrealized losses on cash flow hedges	(1.2)	—	(1.2)

Other comprehensive earnings (loss)	$434.0	$(8.9)	$425.1

(21)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and construction activities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of December 31, 2006, the U.S. dollar equivalents (based on December 31, 2006 exchange rates) of such commitments are as follows:

	Payments due during
	2007	2008	2009	2010	2011	Thereafter	Total
	amounts in millions

Operating leases	$136.8	$105.8	$90.4	$74.4	$44.9	$143.3	$595.6
Programming, satellite and other purchase obligations	130.4	73.5	41.1	11.6	6.6	39.0	302.2
Other commitments	50.0	9.1	8.4	5.9	5.1	9.8	88.3

	$317.2	$188.4	$139.9	$91.9	$56.6	$192.1	$986.1

Programming commitments consist of obligations associated with certain of our programming, studio output, and sports right contracts that are enforceable and legally binding on us in that we have agreed to pay minimum

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

fees, without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium movie and sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2014, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.

Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.

In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Rental expense under non-cancelable operating lease arrangements amounted to $120.8 million, $119.9 million and $71.4 million, in 2006, 2005 and 2004, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our employees. The aggregate expense for matching contributions under our various defined contribution employee benefit plans was $36.0 million, $14.7 million and $10.8 million in 2006, 2005 and 2004, respectively.

Contingent Obligations

Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC. Another shareholder of Mediatti, Olympus Capital and certain of its affiliates (Olympus), has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right are not exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010. Upon Olympus’ exercise of its put right, or our exercise of our call right, we have the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Olympus’ interest in Mediatti.

Cable Partners Belgium has the right to require Belgian Cable Holdings to purchase all of Cable Partners Belgium’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Belgian Cable Holdings has the corresponding right to require Cable Partners Belgium to sell all of its interest in Belgian Cable Investors to Belgian Cable

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Holdings for the then appraised fair value during the first 30 days of every six-month period following December 2009. Upon Cable Partners Belgium’s exercise of its put right, we have the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Cable Partners Belgium’s interest in Belgian Cable Investors. For additional information, see note 7.

Zonemedia’s Class B1 shareholders have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to Chellomedia at fair value (limited to a maximum of 10 times Zonemedia EBITDA, as defined in the Zonemedia shareholders agreement) on or after January 7, 2008 and January 7, 2010, respectively. Chellomedia has a corresponding call right that is not subject to any fair value limitations. The put and call rights are to be settled in cash.

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, we have the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. We have reflected the $5.9 million fair value of this put obligation at December 31, 2006 in other current liabilities in our consolidated balance sheet.

The minority owner of Sport1, one of our European programming subsidiaries, has the right to put all (but not part) of its interest in Sport1 to one of our subsidiaries each year between January 1 and January 31, commencing 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, calculated as the average annualized EBITDA for the six full calendar months immediately prior to the date of the relevant put exercise, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within 3 months of such date, subject to Chellomedia’s right of first refusal. After such three month period elapses, the minority shareholder cannot sell its shares without Chellomedia’s consent. The put and call rights are to be settled in cash.

As described in note 15, four individuals own an 18.8% common stock interest in Liberty Jupiter, which owned an approximate 4.3% indirect interest in J:COM at December 31, 2006. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements

At December 31, 2006, J:COM guaranteed ¥8.8 billion ($73.9 million) of the debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2007 to 2017.

In the ordinary course of business, we have provided indemnifications to purchasers of certain of our assets, our lenders, our vendors and certain other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Legal Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal is scheduled for May 22, 2007.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest, are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings.

We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter. However, we do not anticipate that the outcome of this case will result in a material adverse effect on our financial position or results of operations.

Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, 21 lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price was paid in connection with the LGI Combination and intend to vigorously defend this action. We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter. However, we do not anticipate that the outcome of this case will result in a material adverse effect on our financial position or results of operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The Netherlands Regulatory Developments — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland BV (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in The Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the Administrative Court (of Rotterdam). On February 6, 2007, the Administrative Court declared KPN’s appeal of the NMA decision of September 2005 admissible. If the NMA determines to appeal the Administrative Court’s decision, it has six weeks from the date of the decision to do so.

As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) analyzed eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA analyzed market 18 (wholesale market for video services) and an additional nineteenth market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006 OPTA announced that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 (wholesale market for video services) includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will be further developed by the creation of guidelines by OPTA and/or by the development of case law.

The OPTA decision with respect to market 19 (retail delivery of radio and television packages) imposed retail price regulation on a cost oriented basis for UPC NL’s analog cable television offerings. The decision is limited to one year and OPTA will not intervene in UPC NL’s retail prices as long as UPC NL does not increase its basic analog subscription fee by more than the CPI increase (which UPC NL did not do). Furthermore, the decision includes two additional obligations: (i) to continue to offer the analog video services on a standalone basis without requiring customers to buy other services and (ii) to publish on the website of UPC NL which part of the monthly subscription fees relates to programming costs.

UPC NL appealed both decisions on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. A court hearing took place on February 1, 2007. The court is expected to render its opinion during the second quarter of 2007.

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
December 31, 2006, 2005 and 2004 — (Continued)

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

Regulatory Issues — Video distribution, broadband Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. As discussed in note 5, we have received an inquiry from regulatory authorities in Chile as to whether Liberty Media’s proposed acquisition of a 39% interest in DirecTV would violate or otherwise conflict with one of the regulatory conditions imposed on VTR’s combination with Metrópolis.

In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property and sales tax issues, (iii) disputes over interconnection fees and (iv) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

(22)	Information about Operating Segments

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our consolidated loss before income taxes, minority interests and discontinued operations is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division

• The Netherlands

• Switzerland (Cablecom)

• Austria

• Other Western Europe

• Hungary

• Other Central and Eastern Europe

• J:COM (Japan)

• VTR (Chile)

All of the reportable segments set forth above provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide CLEC and other business-to-business communications services. At December 31, 2006, our operating segments in the UPC Broadband Division provided services in 10 European countries (excluding Belgium). Other Western Europe includes our operating segments in Ireland and, through December 30, 2006, Belgium. Other Central and Eastern Europe includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. J:COM provides broadband communications services in Japan. VTR is an 80%-owned subsidiary that provides broadband communications services in Chile. Our corporate and other category includes (i) certain less significant consolidated operating segments that provide DTH satellite services in Australia, broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

During the second quarter of 2006, we changed our reporting such that we no longer allocate the central and corporate costs of the UPC Broadband Division to the individual operating segments within the UPC Broadband Division. Instead, we present these costs as a separate category within the UPC Broadband Division. The UPC Broadband Division’s central and corporate costs include billing systems, network operations, technology, marketing, facilities, finance, legal and other administrative costs. During 2005 and 2004, the UPC Broadband Division’s central and corporate costs also included certain programming costs that were considered to be in excess

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

of market rates. Prior to July 1, 2006, our CLEC operations in The Netherlands and Austria were owned and managed by our indirect subsidiary, Priority Telecom and were included in our corporate and other category for purposes of segment reporting. Effective July 1, 2006, we integrated the Priority Telecom CLEC operations in The Netherlands and Austria with our existing operations in each country and began reporting these CLEC operations as components of our reportable segments in The Netherlands and Austria, respectively. Segment information for all periods presented has been restated to reflect the above-described changes and to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Previously, UPC Norway and UPC Sweden were included in our Other Western Europe reportable segment, UPC France was presented as a separate reportable segment, and PT Norway was included in our corporate and other category. We present only the reportable segments of our continuing operations in the following tables. See notes 5 and 6.

Both Cablecom and UPC Holding have separate financial reporting requirements in connection with their separate financing arrangements. For purposes of these separate reporting requirements, certain of UPC Holding’s central and corporate costs are charged to Cablecom. Consistent with how we present Cablecom’s performance measures to our chief operating decision maker, the segment information presented for Cablecom in the following tables does not reflect intersegment charges made for separate reporting purposes.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each business’s revenue and operating cash flow. These amounts are combined and are then adjusted to remove the amounts related to Super Media/J:COM for 2004 to arrive at the reported consolidated amounts. As we control Super Media/J:COM, VTR and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations. The minority owners’ interests in the operating results of J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in (losses) earnings of subsidiaries, net in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR, and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

	Year ended December 31,
	2006		2005		2004
		Operating		Operating		Operating
	Revenue	cash flow	Revenue	cash flow	Revenue	cash flow
			amounts in millions

Performance Measures
UPC Broadband Division:
The Netherlands(a)	$923.9	$451.9	$857.3	$446.9	$793.7	$455.0
Switzerland	771.8	353.7	122.1	43.6	—	—
Austria(b)	420.0	195.7	329.0	165.7	313.2	152.6
Other Western Europe	306.4	104.0	228.2	80.4	86.1	31.9

Total Western Europe	2,422.1	1,105.3	1,536.6	736.6	1,193.0	639.5

Hungary	307.1	145.3	281.4	123.4	217.4	96.7
Other Central and Eastern Europe	578.1	266.5	370.3	168.2	252.3	110.3

Total Central and Eastern Europe	885.2	411.8	651.7	291.6	469.7	207.0

Central and corporate operations	17.9	(206.2)	3.3	(203.6)	1.2	(207.9)

Total UPC Broadband Division	3,325.2	1,310.9	2,191.6	824.6	1,663.9	638.6
J:COM (Japan)	1,906.3	738.6	1,662.1	636.3	1,504.7	589.6
VTR (Chile)	558.9	198.5	444.2	151.5	300.0	108.8
Corporate and other	768.3	88.2	264.2	(24.8)	165.7	(19.7)
Intersegment eliminations	(71.2)	—	(44.8)	—	(16.8)	—

Total LGI before elimination of equity affiliates	6,487.5	2,336.2	4,517.3	1,587.6	3,617.5	1,317.3
Elimination of equity affiliate	—	—	—	—	(1,504.7)	(589.6)

Total consolidated LGI	$6,487.5	$2,336.2	$4,517.3	$1,587.6	$2,112.8	$727.7

(a)	Revenue includes $91.0 million, $77.2 million and $69.4 million, respectively, after giving effect to adjustments to related intercompany eliminations, from Priority Telecom’s CLEC operations. Operating cash flow includes $18.6 million, $18.6 million and $15.6 million, respectively from Priority Telecom’s CLEC operations.

(b)	Revenue includes $7.6 million, $7.0 million and $7.2 million, respectively, after giving effect to adjustments to related intercompany eliminations, from Priority Telecom’s CLEC operations. Operating cash flow includes $3.1 million, $2.2 million and $2.9 million, respectively from Priority Telecom’s CLEC operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Total segment operating cash flow	$2,336.2	$1,587.6	$727.7
Stock-based compensation expense	(70.0)	(59.0)	(142.6)
Depreciation and amortization	(1,884.7)	(1,274.0)	(783.8)
Impairment of long-lived assets	(15.5)	(8.3)	(50.8)
Restructuring and other operating credits (charges), net	(13.7)	3.8	(26.3)

Operating income (loss)	352.3	250.1	(275.8)
Interest expense	(673.4)	(396.1)	(264.6)
Interest and dividend income	85.4	76.8	65.3
Share of results of affiliates, net	13.0	(23.0)	38.7
Realized and unrealized gains (losses) on financial and derivative instruments, net	(347.6)	310.0	(35.8)
Foreign currency transaction gains (losses), net	236.1	(209.2)	117.4
Other-than-temporary declines in fair values of investments	(13.8)	(3.4)	(18.5)
Gains (losses) on extinguishment of debt	(40.8)	(33.7)	24.1
Gains on disposition of assets, net	206.4	115.2	43.7
Gain on exchange of investment securities	—	—	178.8
Other income (expense), net	12.2	(0.6)	(9.7)

Earnings (loss) before income taxes, minority interests and discontinued operations	$(170.2)	$86.1	$(136.4)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Investments in affiliates		Long-lived assets		Total assets
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
	amounts in millions

UPC Broadband Division:
The Netherlands	$0.1	$0.3	$3,013.5	$2,775.6	$3,105.5	$2,801.6
Switzerland	30.8	5.6	3,907.6	3,754.0	4,867.6	4,125.3
Austria	—	—	1,232.4	1,017.3	1,273.6	1,052.5
Other Western Europe	—	—	651.9	688.0	691.0	725.1

Total Western Europe	30.9	5.9	8,805.4	8,234.9	9,937.7	8,704.5

Hungary	—	—	812.0	699.0	851.9	754.7
Other Central and Eastern Europe	0.6	2.7	2,055.9	1,365.4	2,188.8	1,449.3

Total Central and Eastern Europe	0.6	2.7	2,867.9	2,064.4	3,040.7	2,204.0

Central and corporate operations	21.6	—	276.4	238.8	1,750.6	759.6

Total UPC Broadband Division	53.1	8.6	11,949.7	10,538.1	14,729.0	11,668.1
J:COM (Japan)	20.7	43.7	5,347.2	4,448.8	5,912.6	5,112.9
VTR (Chile)	—	0.5	1,059.5	1,158.3	1,347.4	1,362.8
Corporate and other	988.9	736.2	1,478.5	1,331.8	3,580.3	3,408.7

Total consolidated LGI — continuing operations	1,062.7	789.0	19,834.9	17,477.0	25,569.3	21,552.5
Discontinued operations	—	—	—	1,679.9	—	1,826.0

Total consolidated LGI	$1,062.7	$789.0	$19,834.9	$19,156.9	$25,569.3	$23,378.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments are set forth below:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

UPC Broadband Division:
The Netherlands	$197.1	$166.1	$97.5
Switzerland	178.8	27.0	—
Austria	52.0	50.4	55.9
Other Western Europe	83.9	52.5	29.1

Total Western Europe	511.8	296.0	182.5

Hungary	73.5	70.8	39.8
Other Central and Eastern Europe	145.4	84.6	39.8

Total Central and Eastern Europe	218.9	155.4	79.6

Central and corporate operations	96.3	87.5	61.8

Total UPC Broadband Division	827.0	538.9	323.9
J:COM (Japan)	416.7	358.8	295.9
VTR (Chile)	138.2	98.6	41.7
Corporate and other	126.0	49.9	31.5

Total LGI before elimination of equity affiliate	1,507.9	1,046.2	693.0
Elimination of equity affiliate	—	—	(295.9)

Total consolidated LGI	$1,507.9	$1,046.2	$397.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Europe:
UPC Broadband Division:
The Netherlands	$923.9	$857.3	$793.7
Switzerland	771.8	122.1	—
Austria	420.0	329.0	313.2
Ireland	262.6	188.1	48.7
Belgium	43.8	40.1	37.4
Hungary	307.1	281.4	217.4
Romania	187.4	67.2	26.9
Poland	173.8	137.6	110.5
Czech Republic	137.9	101.4	82.2
Slovak Republic	48.8	39.5	32.7
Slovenia	30.2	24.6	—
Central and corporate operations(a)	17.9	3.3	1.2

Total UPC Broadband Division	3,325.2	2,191.6	1,663.9
Chellomedia(b)	250.8	128.4	36.0

Total Europe	3,576.0	2,320.0	1,699.9

Japan	1,906.3	1,662.1	1,504.7

The Americas:
Chile	558.9	444.2	300.0
Other(c)	140.9	135.8	129.7

Total — The Americas	699.8	580.0	429.7

Australia	376.6	—	—

Intersegment eliminations	(71.2)	(44.8)	(16.8)

Total LGI before elimination of equity affiliates	6,487.5	4,517.3	3,617.5
Elimination of equity affiliate	—	—	(1,504.7)

Total consolidated LGI	$6,487.5	$4,517.3	$2,112.8

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in The Netherlands. The revenue reported by the UPC Broadband Division’s central and corporate operations during 2006 primarily relates to transitional services provided to the buyers of certain of our discontinued operations pursuant to agreements that expire at various dates in 2007.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Long-lived Assets

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2006	2005
	amounts in millions

Europe:
UPC Broadband Division:
The Netherlands	$3,013.5	$2,775.6
Switzerland	3,907.6	3,754.0
Austria	1,232.4	1,017.3
Ireland	651.9	565.5
Belgium	—	122.5
Hungary	812.0	699.0
Romania	632.2	501.5
Poland	370.3	339.0
Czech Republic	819.4	327.5
Slovak Republic	125.7	105.3
Slovenia	108.3	92.1
Central and corporate operations(a)	276.4	238.8

Total UPC Broadband Division	11,949.7	10,538.1
Chellomedia(b)	371.5	271.8

Total Europe	12,321.2	10,809.9

Japan	5,474.2	4,575.8

The Americas:
U.S.(c)	70.2	63.3
Chile	1,059.5	1,158.3
Other(d)	394.8	394.1

Total — The Americas	1,524.5	1,615.7

Australia	515.0	475.6

Total consolidated LGI — continuing operations	19,834.9	17,477.0
Discontinued operations	—	1,679.9

Total consolidated LGI	$19,834.9	$19,156.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in The Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, The Netherlands, Spain and other European countries.

(c)	Primarily represents the assets of our corporate category.

(d)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(23)  Accounting Changes

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

Effective January 1, 2006, we adopted SFAS 155 and elected to account for the UGC Convertible Notes (see note 11) on a fair value basis. In accordance with the provisions of SFAS 155, we have accounted for the $9.3 million cumulative impact of this change, before deducting applicable deferred income taxes of $3.3 million, as a $6.0 million net decrease to our January 1, 2006 accumulated deficit. This adjustment represents the difference between the total carrying value of the individual components of the UGC Convertible Notes under our former method of accounting and the fair value of the UGC Convertible Notes as of January 1, 2006. Pursuant to the provisions of SFAS 155, we have not restated our results for periods prior to January 1, 2006 to reflect this accounting change.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status as other comprehensive earnings (losses) in the year in which the changes occur. SFAS 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. We adopted SFAS 158 effective December 31, 2006. See note 19.

SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS No. 123(R) (revised 2004). SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. See notes 3 and 15.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(24)	Quarterly Financial Information (Unaudited)

	2006
	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	amounts in millions, except per share amounts

Revenue:
As previously reported	$1,625.9	$1,586.1	$1,622.4	$1,790.1
Effect of discontinued operations (note 6)	(137.0)	—	—	—

As adjusted	$1,488.9	$1,586.1	$1,622.4	$1,790.1

Operating income:
As previously reported	$87.2	$93.5	$115.0	$53.3
Effect of discontinued operations (note 6)	3.3	—	—	—

As adjusted	$90.5	$93.5	$115.0	$53.3

Earnings (loss) from continuing operations:
As previously reported	$43.4	$(184.3)	$(172.9)	$(31.2)
Effect of discontinued operations (note 6)	11.0	—	—	—

As adjusted	54.4	$(184.3)	$(172.9)	$(31.2)

Net earnings (loss)	$268.2	$24.2	$445.0	$(31.2)

Earnings (loss) from continuing operations per common share (note 3) — basic:
As previously reported	$0.09	$(0.40)	$(0.40)	$(0.08)
Effect of discontinued operations (note 6)	0.03	—	—	—

As adjusted	$0.12	$(0.40)	$(0.40)	$(0.08)

Earnings (loss) from continuing operations per common share (note 3) — diluted:
As previously reported	$0.07	$(0.40)	$(0.40)	$(0.08)
Effect of discontinued operations (note 6)	0.02	—	—	—

As adjusted	$0.09	$(0.40)	$(0.40)	$(0.08)

Earnings (loss) per common share (note 3) — basic	$0.57	$0.05	$1.04	$(0.08)

Earnings (loss) per common share (note 3) — diluted	$0.52	$0.05	$1.04	$(0.08)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

	2005
	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	amounts in millions, except per share amounts

Revenue:
As previously reported	$1,179.0	$1,084.0	$1,105.1	$1,443.1
Effect of discontinued operations (note 6)	(137.0)	—	—	(156.9)

As adjusted	$1,042.0	$1,084.0	$1,105.1	$1,286.2

Operating income:
As previously reported	$88.3	$39.7	$29.1	$84.7
Effect of discontinued operations (note 6)	9.7	—	—	(1.4)

As adjusted	$98.0	$39.7	$29.1	$83.3

Earnings (loss) from continuing operations:
As previously reported	$17.2	$(109.3)	$(123.0)	$141.2
Effect of discontinued operations (note 6)	5.3	—	—	9.0

As adjusted	$22.5	$(109.3)	$(123.0)	$150.2

Net earnings (loss)	$16.5	$(114.0)	$(127.9)	$145.3

Earnings (loss) from continuing operations per common share (note 3) — basic and diluted:
As previously reported	$0.05	$(0.30)	$(0.26)	$0.29
Effect of discontinued operations (note 6)	0.02	—	—	0.02

As adjusted	$0.07	$(0.30)	$(0.26)	$0.31

Earnings (loss) per common share (note 3) — basic and diluted	$0.05	$(0.31)	$(0.27)	$0.30

PART III

Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2007.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is included below and accordingly will not be incorporated by reference to our definitive proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We intend to file our definitive proxy statement for our 2007 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2007.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

			Number of
			securities
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights (1)(2)	and rights (1)(2)	first column)

Equity compensation plans approved by security holders:
Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006)
LGI Series A common stock	4,895,330	$22.51	35,430,183	(6)
LGI Series B common stock	1,568,562	$20.10
LGI Series C common stock	6,463,892	$20.70
Liberty Global, Inc. 2005 Non-employee Director Incentive Plan (As Amended and Restated Effective November 1, 2006)(3)
LGI Series A common stock	132,576	$22.30	9,697,054	(7)
LGI Series B common stock	—	$—
LGI Series C common stock	132,576	$21.33
Liberty Media International, Inc. Transitional Stock Adjustment Plan(3)(4)
LGI Series A common stock	863,828	$17.47	—
LGI Series B common stock	1,498,154	$19.92
LGI Series C common stock	2,320,266	$17.55
UGC Plans(5)
LGI Series A common stock	6,509,169	$14.77	—
LGI Series B common stock	—	$—
LGI Series C common stock	6,300,357	$14.13
Equity compensation plans not approved by security holders:
None	—		—

Totals
LGI Series A common stock	12,400,903		45,127,237	(6)(7)

LGI Series B common stock	3,066,716

LGI Series C common stock	15,217,091

(1)	This table includes stock appreciation rights (SARs) with respect to 5,652,674 and 5,651,058 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2006 and excluding any related tax effects, 1,879,574 and 1,901,056 shares of LGI Series A and

III-2

Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2006. For further information, see note 15 to our consolidated financial statements.

(2)	In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares of LGI common stock.

(3)	Prior to LMI’s spin off from Liberty Media, Liberty Media approved each of the non-employee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LMI.

(4)	The transitional plan was adopted in connection with LMI’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(5)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in the LGI Combination. No additional awards will be made under these plans.

(6)	The incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50,000,000 shares (of which no more than 25,000,000 shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2006, an aggregate of 35,430,183 shares of common stock were available for issuance pursuant to the incentive plan (of which no more than 23,372,168 may consist of LGI Series B shares).

(7)	The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10,000,000 shares (of which no more than 5,000,000 shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2006, an aggregate of 9,697,054 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than 5,000,000 shares may consist of LGI Series B shares).

III-3

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-50 of this Annual Report.

(a)(2)	FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
Liberty Global, Inc. Condensed Balance Sheets as of December 31, 2006 and 2005 (Parent Company Only)	IV-9
Liberty Global, Inc. Condensed Statements of Operations for the year ended December 31, 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-10
Liberty Global, Inc. Condensed Statements of Cash Flows for the year ended December 31, 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-11
Liberty Media International, Inc. Condensed Statements of Operations for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-12
Liberty Media International, Inc. Condensed Statements of Cash Flows for the six months ended December 31, 2004 and the seven months ended December 31, 2004 (Parent Company Only)	IV-13
Schedule II — Valuation and Qualifying Accounts	IV-14
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Jupiter TV Co., Ltd. and Subsidiaries
Report of Independent Registered Accounting Firm	IV-15
Consolidated Balance Sheets as of December 31, 2006 and 2005	IV-16
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	IV-18
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	IV-19
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2006	IV-20
Notes to Consolidated Financial Statements	IV-22
Jupiter Telecommunications Co., Ltd. and Subsidiaries
Report of Independent Registered Accounting Firm	IV-48
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-49
Consolidated Statements of Operations for the years ended December 31, 2003 and 2004	IV-51
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2004	IV-52
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004	IV-53
Notes to Consolidated Financial Statements	IV-54
Torneos y Competencias S.A.
Independent Auditors’ Report	IV-75
Consolidated Balance Sheets as of December 31, 2004 and 2003	IV-76
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	IV-77

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	IV-78
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	IV-79
Notes to Consolidated Financial Statements	IV-80
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-98
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-99
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-100
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-101
Notes to the Consolidated Financial Statements	IV-103
Fox Pan American Sports, LLC and Subsidiary
Report of Independent Registered Public Accounting Firm	IV-137
Consolidated Balance Sheets at December 31, 2004 and 2003	IV-138
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-139
Consolidated Statements of Changes in Members’ (Deficit) Equity for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-140
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-141
Notes to Consolidated Financial Statements	IV-142

Telenet Group Holdings NV (Telenet)

We have an investment in Telenet and we account for this investment using the equity method of accounting. SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Telenet financial statements in this Annual Report on Form 10-K since our investment in Telenet was considered to be significant in the context of Rule 3-09 for the year ended December 31, 2005. LGI expects to file an amendment to this Annual Report on Form 10-K on or before June 30, 2007 to include the audited consolidated financial statements of Telenet as of and for the years ended December 31, 2006 and 2005.

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, the banks and financial institutions listed therein as Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and certain others, amending and restating the €1,072,000,000 Credit Agreement originally dated January 16, 2004 (the First Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 10.32 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.6	Amendment, dated December 15, 2005, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2005 (File No. 000-51360)).
4.7	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, amending and restating the First Amended and Restated Senior Credit Facility (the Second Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006 (the March 31, 2006 10-Q)).
4.8	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility J Lenders listed therein, under the Second Amended and Restated Senior Credit Facility.*

4.9	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility K Lenders listed therein, under the Second Amended and Restated Senior Credit Facility.*
4.10	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.11	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the Incentive Plan 8-K)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K).
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of Liberty Media International, Inc., the predecessor issuer to the Registrant (LMI)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LMI’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.10	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.11	Liberty Global, Inc. Senior Executive Performance Incentive Plan effective November 1, 2006 (the SEP Incentive Plan).*

10.12	Form of Participation Certificate under the SEP Incentive Plan.*
10.13	Liberty Global, Inc. 2006 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 1.01 of the Registrant’s Current Report on Form 8-K, filed March 14, 2006 (File No. 000-51360)).
10.14	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.15	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.16	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.17	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.18	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K).
10.19	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).
10.20	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K).
10.21	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.22	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director.*
10.23	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.24	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.25	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360) (the Aircraft 8-K)).
10.26	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K).
10.27	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.28	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.29	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.30	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).

10.31	Executive Service Agreement, dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K).
10.32	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.33	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.34	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).
10.35	Split Dollar Life Insurance Agreement, dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.36	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant (as successor to LMI), Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.37	Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.38	Amended and Restated Operating Agreement, dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-50671)).
10.39	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 5, 2005 (File No. 000-51360) (the Cablecom 8-K)).
10.40	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K).
10.41	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K).
10.42	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).
10.43	Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).

21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co.*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of Sibille (Formerly Finsterbusch Pickenhayn Sibille)*
23.5	Consent of Ernst & Young LTDA.*
23.6	Consent of KPMG LLP*
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: February 28, 2007

By	/s/ Elizabeth M. Markowski
Elizabeth M. Markowski
Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	February 28, 2007

/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	February 28, 2007

/s/ John P. Cole John P. Cole	Director	February 28, 2007

/s/ John W. Dick John W. Dick	Director	February 28, 2007

/s/ Paul A. Gould Paul A. Gould	Director	February 28, 2007

/s/ David E. Rapley David E. Rapley	Director	February 28, 2007

/s/ Larry E. Romrell Larry E. Romrell	Director	February 28, 2007

/s/ Gene W. Schneider Gene W. Schneider	Director	February 28, 2007

/s/ J. C. Sparkman J. C. Sparkman	Director	February 28, 2007

/s/ J. David Wargo J. David Wargo	Director	February 28, 2007

/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	February 28, 2007

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2006	2005
	amounts in millions

ASSETS
Current assets:
Cash and cash equivalents	$20.3	$3.9
Other current assets	3.1	1.0

Total current assets	23.4	4.9

Investments in consolidated subsidiaries, including intercompany balances	7,201.7	7,824.8
Property and equipment, at cost	1.2	0.3
Accumulated depreciation	(0.2)	(0.1)

Property and equipment, net	1.0	0.2
Deferred tax asset	36.0	17.4
Other non-current assets	0.2	—

Total assets	$7,262.3	$7,847.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2.1	$26.0
Accrued liabilities and other	12.5	4.9

Total current liabilities	14.6	30.9
Other long-term liabilities	0.6	—

Total liabilities	15.2	30.9

Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; 196,898,880 and 232,334,708 shares issued at December 31, 2006 and 2005, respectively	2.0	2.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,284,799 and 7,323,570 shares at December 31, 2006 and 2005, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; 197,256,404 and 239,820,997 shares issued at December 31, 2006 and 2005, respectively	2.0	2.4
Additional paid-in capital	8,093.5	9,992.2
Accumulated deficit	(1,020.3)	(1,732.5)
Accumulated other comprehensive earnings (loss), net of taxes	169.8	(262.9)
Deferred compensation	—	(15.6)
Treasury stock, at cost	—	(169.6)

Total stockholders’ equity	7,247.1	7,816.4

Total liabilities and stockholders’ equity	$7,262.3	$7,847.3

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year	Six months
	ended	ended
	December 31,	December 31,
	2006	2005
	amounts in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation charges (credits) of $27.6 million and ($11.9 million), respectively)	$66.4	$4.0
Depreciation and amortization	0.2	—

Operating loss	(66.6)	(4.0)
Other income (expense):
Interest and dividend income	14.6	1.1
Related party interest expense, net	(21.0)	(10.9)
Foreign currency transaction losses, net	—	(8.5)
Other income, net	0.1	0.2

	(6.3)	(18.1)

Loss before income taxes and equity in earnings of consolidated subsidiaries, net	(72.9)	(22.1)
Equity in earnings of consolidated subsidiaries, net	756.7	31.4
Income tax benefit	22.4	8.1

Net earnings	$706.2	$17.4

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)

		Six months
	Year ended	ended
	December 31,	December 31,
	2006	2005
	amounts in millions

Cash flows from operating activities:
Net earnings	$706.2	$17.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of consolidated subsidiaries, net	(756.7)	(31.4)
Stock-based compensation	27.6	(11.9)
Depreciation and amortization	0.2	—
Deferred income tax expense (benefit)	3.6	(8.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	(2.4)	3.2
Payables and accruals	(15.6)	34.9

Net cash provided (used) by operating activities	(37.1)	4.1
Cash flows from investing activities:
Net distributions and advances received from subsidiaries and affiliates	1,793.7	77.0
Capital expended for property and equipment	(0.8)	(0.2)

Net cash provided by investing activities	1,792.9	76.8
Cash flows from financing activities:
Repurchase of common stock	(1,756.9)	(78.9)
Proceeds from issuance of stock	17.5	5.7
Other financing activities, net	—	0.6

Net cash used by financing activities	(1,739.4)	(72.6)

Effect of exchange rates on cash	—	(8.5)
Net increase (decrease) in cash and cash equivalents	16.4	(0.2)
Cash and cash equivalents:
Beginning of period	3.9	4.1

End of period	$20.3	$3.9

LIBERTY MEDIA INTERNATIONAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Pre-LGI Combination
	Six months	Seven months
	ended	ended
	June 30,	December 31,
	2005	2004
	amounts in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation of $5.2 million and $20.4 million, respectively)	$12.4	$28.9
Depreciation and amortization	0.4	0.4

Operating loss	(12.8)	(29.3)

Other income (expense):
Interest and dividend income	14.9	8.7
Realized and unrealized gains (losses) on derivative instruments, net	8.0	(4.1)
Other, net	(0.6)	1.4

	22.3	6.0

Earnings (loss) before income taxes and equity in earnings (loss) of consolidated subsidiaries, net	9.5	(23.3)
Equity in earnings (loss) of consolidated subsidiaries, net	(109.8)	97.4
Income tax benefit	2.8	5.8

Net earnings (loss)	$(97.5)	$79.9

LIBERTY MEDIA INTERNATIONAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Pre-LGI Combination
	Six months	Seven months
	ended	ended
	June 30,	December 31,
	2005	2004
	amounts in millions

Cash flows from operating activities:
Net earnings (loss)	$(97.5)	$79.9
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Equity in earnings (loss) of consolidated subsidiaries, net	109.8	(97.4)
Stock-based compensation	5.2	20.4
Realized and unrealized losses on derivative instruments, net	(8.0)	4.1
Depreciation and amortization	0.4	0.4
Deferred income tax expense	(2.8)	(4.4)
Other non-cash items, net	(10.4)	30.1
Changes in operating assets and liabilities:
Receivables, pre-paids and other	—	(0.3)
Payables and accruals	(1.3)	2.2

Net cash provided (used) by operating activities	(4.6)	35.0

Cash flows (used) provided by investing activities:
Investments in and loans to subsidiaries and affiliates	(554.3)	—
Net distributions and advances received from subsidiaries and affiliates	—	400.3
Net cash received (paid) to purchase or settle derivative instruments	57.1	(35.7)
Other investing activities, net	(0.1)	—

Net cash provided (used) by investing activities	(497.3)	364.6

Cash flows from financing activities:
Net proceeds received from rights offering	—	735.7
Treasury stock purchase	—	(127.9)
Proceeds from stock option exercises	5.2	12.0

Net cash provided by financing activities	5.2	619.8

Net increase (decrease) in cash and cash equivalents	(496.7)	1,019.4
Cash and cash equivalents:
Beginning of period	1,070.0	50.6

End of period	$573.3	$1,070.0

LIBERTY GLOBAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts
		Additions			Foreign
	Balance at	to costs			currency	Balance at
	beginning	and		Deductions	translation	end of
	of period	expenses	Acquisition	or write-offs	adjustments	period
	amounts in millions

Year ended December 31:
2004	$14.0	22.7	51.4	(30.3)	3.6	$61.4
2005	$61.4	39.9	31.9	(54.6)	(5.0)	$73.6
2006	$73.6	46.0	2.4	(50.4)	4.9	$76.5

Report of Independent Registered Public Accounting Firm

The Board of Directors
Jupiter TV Co., Ltd.

We have audited the accompanying consolidated balance sheets of Jupiter TV Co., Ltd. (formerly, Jupiter Programming Co., Ltd.) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter TV Co., Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG AZSA & Co.

Tokyo, Japan
February 23, 2007

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(Yen in Thousands)

ASSETS
Current assets:
Cash and cash equivalents:
Related party	¥14,850,000	¥7,210,000
Other	8,368,450	7,807,758
Accounts receivable (less allowance for doubtful accounts of ¥7,986 thousand in 2006 and ¥6,885 thousand in 2005):
Related party	235,832	247,412
Other	7,560,107	5,820,921
Retail inventories	3,516,137	3,271,723
Program rights and language versioning, net (Note 4)	695,410	776,225
Deferred income taxes (Note 14)	2,267,201	1,920,446
Prepaid and other current assets	704,309	944,943

Total current assets	38,197,446	27,999,428

Investments (Note 5)	8,396,505	8,323,586
Property and equipment, net (Note 6)	7,577,906	5,558,196
Software development costs, net (Note 7)	4,443,317	4,125,115
Program rights and language versioning, excluding current portion, net (Note 4)	284,071	346,059
Goodwill (Note 9)	286,263	294,244
Other intangible assets, net (Note 8)	192,143	218,624
Deferred income taxes (Note 14)	841,607	811,465
Other assets, net	951,909	1,187,959

Total assets	¥61,171,167	¥48,864,676

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)
December 31, 2006 and 2005

	2006	2005
	(Yen in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (related party) (Note 13):	¥290,000	¥275,000
Current portion of long-term debt (Note 13):	1,600,000	1,600,000
Obligations under capital leases, current installments (related party) (Note 12)	467,289	418,757
Accounts payable:
Related party	412,072	199,768
Other	7,894,053	8,175,159
Accrued liabilities:
Related party	1,291,395	1,199,511
Other	1,789,467	1,601,439
Income taxes payable	5,573,428	5,035,948
Advances from affiliate	2,180,000	1,700,000
Deferred income taxes (Note 14)	1,797	7,195
Other current liabilities	1,566,732	914,454

Total current liabilities	23,066,233	21,127,231
Long-term debt, excluding current portion (Note 13):	800,000	2,400,000
Obligations under capital leases, excluding current installments (related party) (Note 12)	1,265,684	1,271,550
Accrued pension and severance cost (Note 16)	507,648	394,404
Deferred income taxes (Note 14)	379,227	347,427
Other liabilities	331,103	—

Total liabilities	26,349,895	25,540,612

Minority interests	9,270,294	5,740,286

Shareholders’ equity (Note 18):
Common stock, no par value;	11,434,000	11,434,000
Authorized 460,000 shares; issued and outstanding 360,680 shares
Additional paid-in capital	7,266,129	7,266,129
Retained earnings (deficit)	6,850,849	(1,154,532)
Accumulated other comprehensive income	—	38,181

Total shareholders’ equity	25,550,978	17,583,778

Total liabilities and shareholders’ equity	¥61,171,167	¥48,864,676

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Yen in Thousands)

Revenues:
Retail sales, net	¥98,581,185	¥75,676,822	¥50,010,854
Television programming revenue:
Related party	2,068,552	1,894,734	1,662,786
Other	8,796,869	7,550,155	6,764,580
Services and other revenue:
Related party	1,127,181	957,801	866,157
Other	1,269,414	1,564,716	1,176,418

Total revenues	111,843,201	87,644,228	60,480,795

Operating costs and expenses:
Cost of retail sales:
Related party	3,586,299	2,870,371	2,212,430
Other	54,629,263	41,227,980	28,038,763
Cost of programming and distribution:
Related party	2,961,635	2,770,766	2,742,401
Other	8,841,068	8,732,559	7,482,238
Selling, general and administrative expenses:
Related party	1,345,305	1,052,691	1,234,015
Other	16,167,992	13,234,077	9,736,571
Depreciation and amortization	2,467,685	1,783,999	1,380,432

Total operating expenses	89,999,247	71,672,443	52,826,850

Operating income	21,843,954	15,971,785	7,653,945
Other income (expense):
Interest expense:
Related party	(50,297)	(41,390)	(45,258)
Other	(36,021)	(72,215)	(77,245)
Foreign exchange gain	174,408	477,351	126,482
Equity in income of equity-method affiliates (Note 5)	72,919	53,925	22,888
Gain on sale of investment in affiliate (Note 5)	—	116,441	—
Impairment loss on investment (Note 5)	—	(30,000)	—
Other income (expense), net	53,129	16,487	(9,241)

Total other income (expense)	214,138	520,599	17,626

Income from continuing operations before income taxes and minority interests	22,058,092	16,492,384	7,671,571
Income tax expense (Note 14)	(9,317,087)	(6,397,810)	(3,126,897)
Minority interests in earnings, net of tax	(3,475,008)	(2,594,393)	(1,077,972)

Net income from continuing operations	9,265,997	7,500,181	3,466,702
Net loss from discontinued operation (Note 3)	(1,260,616)	(1,446,996)	(256,644)

Net income	¥8,005,381	¥6,053,185	¥3,210,058

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Yen in Thousands)

Common stock (Note 18):
Balance at beginning of year	¥11,434,000	¥11,434,000	¥16,834,000
Transfer from common stock	—	—	(8,400,000)
Issuance of common stock	—	—	3,000,000

Balance at end of year	11,434,000	11,434,000	11,434,000

Additional paid-in capital (Note 18):
Balance at beginning of year	7,266,129	6,788,054	—
Gain on issuance of common stock by equity- method investee, net of income tax of ¥282,787 thousand (Note 5)	—	478,075	—
Transfer from common stock	—	—	6,587,064
Issuance of common stock	—	—	3,000,000
Carryover basis adjustment related to LJS acquisition (Note 2)	—	—	(2,799,010)

Balance at end of year	7,266,129	7,266,129	6,788,054

Retained earnings (deficit):
Balance at beginning of year	(1,154,532)	(7,207,717)	(12,230,711)
Transfer from common stock	—	—	1,812,936
Net income	8,005,381	6,053,185	3,210,058

Balance at end of year	6,850,849	(1,154,532)	(7,207,717)

Accumulated other comprehensive income:
Balance at beginning of year	38,181	(16,705)	—
Net change in unrecognized gains (losses) on derivative instruments, net of income tax benefit of ¥26,194 thousand in 2006, income tax expense of ¥37,653 thousand in 2005 and income tax benefit of ¥11,460 thousand in 2004 (Note 10):	(38,181)	54,886	(16,705)

Balance at end of year	—	38,181	(16,705)

Treasury stock at cost:
Balance at beginning of year	—	—	—
Redemption of common stock, held as treasury stock (Note 18)	—	—	(6,000,000)
Issuance of treasury stock related to LJS acquisition (Note 2)	—	—	6,000,000

Balance at end of year	—	—	—

Total shareholders’ equity	¥25,550,978	¥17,583,778	¥10,997,632

Comprehensive income:
Net income for the year	¥8,005,381	¥6,053,185	¥3,210,058
Net unrealized gain (loss) on derivative instruments, net of income tax expense of ¥30,252 thousand in 2005 and income tax benefit of ¥11,460 thousand in 2004	—	44,096	(16,705)
Reclassification adjustment for gain (loss) included in net income, net of income tax benefit of ¥26,194 thousand in 2006 and income tax expense of ¥7,401 thousand in 2005	(38,181)	10,790	—

Total comprehensive income	¥7,967,200	¥6,108,071	¥3,193,353

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Yen in Thousands)

Cash flows from operating activities:
Net income	¥8,005,381	¥6,053,185	¥3,210,058
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of income taxes	1,260,616	1,446,996	256,644
Depreciation and amortization	2,467,685	1,783,999	1,380,432
Amortization of program rights and language versioning	2,149,491	1,810,630	1,732,435
Provision for doubtful accounts	1,101	(838)	(3,519)
Equity in income of equity-method affiliates	(72,919)	(53,925)	(22,888)
Deferred income taxes	586,788	(121,381)	(102,730)
Minority interest in earnings	3,475,008	2,594,393	1,077,972
Gain on sale of investment in affiliate	—	(116,441)	—
Impairment loss on investment	—	30,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Purchase of program rights and language versioning	(2,006,688)	(2,247,145)	(1,631,074)
Increase in accounts receivable	(1,728,707)	(1,387,858)	(1,307,561)
Increase in retail inventories	(245,298)	(270,074)	(763,453)
Increase in accounts payable	372,611	2,436,146	863,382
(Decrease) increase in accrued liabilities	(4,833)	961,950	217,633
Increase in income taxes payable	537,490	2,844,746	674,288
Other, net	920,011	(162,895)	(17,795)

Net cash provided by operating activities of continuing operations	15,717,737	15,601,488	5,563,824
Net cash used in operating activities of discontinued operation	(1,825,767)	(1,515,993)	(371,235)

Net cash provided by operating activities	13,891,970	14,085,495	5,192,589

JUPITER TV CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Yen in Thousands)

Cash flows from investing activities:
Capital expenditures	(3,750,927)	(3,257,335)	(3,886,668)
Acquisition of subsidiary, net of cash acquired	—	(46,365)	(391,887)
Proceeds from sale of investment in affiliate	—	275,102	—
Investments in affiliates	—	(767,500)	(748,500)

Net cash used in investing activities of continuing operations	(3,750,927)	(3,796,098)	(5,027,055)
Net cash used in investing activities of discontinued operation	(34,954)	(527,352)	—

Net cash used in investing activities	(3,785,881)	(4,323,450)	(5,027,055)
Cash flows from financing activities:
Proceeds (repayments) on short-term debt	—	—	(46,000)
Proceeds from advances from affiliate	480,000	762,000	938,000
Proceeds from issuance of short-term debt (related party)	15,000	275,000	—
Principal payments on external loan	(1,600,000)	—	—
Principal payments on shareholders loan	—	(1,000,000)	(176,000)
Principal payments on obligations under capital leases	(365,974)	(319,060)	(429,014)
Proceeds from issuance of common stock	—	—	6,000,000
Proceeds from minority shareholder	55,000	90,000	—
Payments to acquire treasury stock	—	—	(6,000,000)

Net cash (used in) provided by financing activities of continuing operations	(1,415,974)	(192,060)	286,986
Net cash used in financing activities of discontinued operation	(532,527)	(35,455)	—

Net cash (used in) provided by financing activities	(1,948,501)	(227,515)	286,986
Net effect of exchange rate changes on cash and cash equivalents	43,104	130,617	(4,677)

Net increase in cash and cash equivalents	8,200,692	9,665,147	447,843
Cash and cash equivalents at beginning of year	15,017,758	5,352,611	4,904,768

Cash and cash equivalents at end of year	¥23,218,450	¥15,017,758	¥5,352,611

Supplemental information:
Cash paid during the year for:
Income taxes	¥8,192,819	¥3,674,446	¥2,551,301
Interest	134,977	91,860	90,711
Acquisition of BBF (Note 2)
Fair value of assets acquired (including cash acquired of ¥158,113 thousand)	—	—	705,657
Fair value of liabilities assumed	—	—	(87,657)
Accrued estimated additional purchase consideration	—	—	(68,000)

Non-cash activities:
Assets acquired under capital leases	941,168	931,620	1,037,505
Asset retirement costs incurred	299,691	—	—
Accrual for purchase of property and equipment	732,677	532,023	241,622
Acquisition of LJS through issuance of treasury stock (Note 2)	—	—	3,200,990
Elimination of long-term loan from LJS	—	—	840,000

See accompanying notes to consolidated financial statements.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Jupiter TV Co., Ltd. (the “Company”), formerly Jupiter Programming Co., Ltd., and its subsidiaries (hereafter collectively referred to as “JTV”) invest in, develop, manage and distribute television programming through cable, satellite and broadband platforms systems in Japan. Jupiter Shop Channel Co., Ltd (“Shop Channel”), through which JTV markets and sells a wide variety of consumer products and accessories, is JTV’s largest channel in terms of revenue, comprising approximately 89%, 86%, and 83%, of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. JTV’s business activities are conducted in Japan and serve the Japanese market.

The Company is owned 50% by Liberty Global, Inc (“LGI”), formerly Liberty Media International, Inc., through its wholly owned subsidiaries Liberty Programming Japan, Inc. (43%) and Liberty Programming Japan II, LLC (7%), and 50% by Sumitomo Corporation. The Company was incorporated in 1996 in Japan under the name Kabushiki Kaisha Jupiter Programming, Jupiter Programming Co., Ltd. in English, and changed its name to Kabushiki Kaisha Jupiter TV Co., Ltd., Jupiter TV Co., Ltd. in English, effective from January 1, 2006.

(b)	Basis of Consolidated Financial Statements

The Company and its subsidiaries maintain their books of account in accordance with accounting principles generally accepted in Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments that are necessary to conform them to U.S. generally accepted accounting principles. The major areas requiring such adjustment are accounting for derivative instruments and hedging activities, assets held under finance lease arrangements, goodwill and other intangible assets, employers’ accounting for pensions, compensated absence, deferred taxes, cooperative marketing arrangements and certain customer discounts, asset retirement obligations, merger transactions by equity affiliates, and non-cash contribution of Liberty J Sports, Inc. (“LJS”), from Liberty Media International, Inc. in 2004.

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

For those investments in affiliates in which JTV’s voting interest is 20% to 50% or JTV otherwise has the ability to exercise significant influence over the affiliates’ operations and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and is adjusted to recognize JTV’s share of the net earnings or losses of its affiliates. JTV recognizes its share of losses of an equity method affiliate until its investment and net advances, if any, are reduced to zero and only provides for additional losses in the event that it has guaranteed obligations of the equity method affiliate or is otherwise committed to provide further financial support.

The difference between the carrying value of JTV’s investment in the affiliate and the underlying equity in the net assets of the affiliate is recorded as equity method intangible assets where appropriate and amortized over a relevant period of time, or as residual goodwill. Equity method goodwill is not amortized but is reviewed for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity-Method Accounting for Investments in Common Stock” which requires that an other-than-temporary decline in value of an investment be recognized as an impairment loss.

Investments in other securities carried at cost represent non-marketable equity securities in which JTV’s ownership is less than 20% and JTV does not have the ability to exercise significant influence over the entities’ operation and financial policies.

JTV evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other-than-temporary. In performing its evaluations, JTV utilizes various sources of information, as available, including cash flow projections, independent valuations and, as applicable, stock price analysis. In the event of a determination that a decline in value is other-than-temporary, a charge to income is recorded for the loss, and a new cost basis in the investment is established.

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

JTV uses foreign exchange forward contracts to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JTV enters into these contracts to hedge its U.S. dollar denominated net monetary exposures. Hedges relating to purchase commitments for contracted programming rights and other contract costs may have qualified for hedge accounting under the hedging criteria specified by SFAS No. 133. However prior to January 1, 2004, JTV elected not to designate any qualifying transactions as hedges. For certain qualifying transactions entered into since January 1, 2004, JTV has designated the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). For JTV’s foreign exchange forward contracts that do not qualify for hedge accounting under the hedging criteria specified by SFAS No. 133, changes in the fair value of derivatives are recorded in the consolidated statements of operations in the period of the change.

JTV does not, as a matter of policy, enter into derivative transactions for the purpose of speculation.

(j)	Property and Equipment

Property and equipment are stated at cost.

Depreciation and amortization is generally computed using the straight line method over the estimated useful lives of the respective assets as follows:

Furniture and fixtures	2-20 years
Leasehold and building improvements	3-18 years
Equipment and vehicles	2-15 years
Buildings	37-50 years

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

JTV performs its annual impairment test for goodwill and indefinite-life intangible assets at the end of each year. JTV completed its annual impairment tests at December 31, 2006, 2005 and 2004, respectively, with no indication of impairment identified.

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

JTV accounts for the conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN No. 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

(n)	Accrued Pension and Severance Costs

The Company and certain of its subsidiaries provide a Retirement Allowance Plan (“RAP”) for eligible employees. The RAP is an unfunded retirement allowance program in which benefits are based on years of service which in turn determine a multiple of final monthly compensation. JTV accounts for the RAP in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. Effective December 31, 2006, JTV adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The adoption of this statement did not have any effect on the consolidated financial statements.

In addition, JTV employees participate in an Employees’ Pension Fund (“EPF”) Plan. The EPF Plan is a multi-employer plan consisting of approximately 120 participating companies, mainly affiliates of Sumitomo Corporation. The plan is composed of substitutional portions based on the pay-related part of the old age pension benefits prescribed by the Welfare Pension Insurance Law in Japan, and corporate portions based on contributory defined benefit pension arrangements established at the discretion of the Company and its subsidiaries. Benefits under the EPF Plan are based on years of service and the employee’s compensation during the five years before retirement.

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

Subscription revenue is recognized in the periods in which programming services are provided to cable, satellite and broadband subscribers. JTV’s channels distribute programming to individual satellite platform subscribers through an agreement with the platform operator which provides subscriber management services to channels in return for a fee based on subscription revenues. Individual satellite subscribers pay a monthly fee for programming channels under the terms of rolling one-month subscription contracts. Cable and broadband service providers generally pay a per-subscriber fee for the right to distribute JTV’s programming on their systems under the terms of generally annual distribution contracts. Subscription revenue is recognized net of satellite platform commissions and certain cooperative marketing and advertising funds paid to cable system operators. Satellite platform commissions for the years ended December 31, 2006, 2005 and 2004 were ¥1,985,917 thousand, ¥1,833,329 thousand, and ¥1,639,055 thousand, respectively. Cooperative marketing and advertising funds paid to cable system operators for the years ended December 31, 2006, 2005 and 2004 were ¥311,282 thousand, ¥264,794 thousand, and ¥225,572 thousand, respectively.

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

Cost of retail sales consists of the cost of products marketed to customers by Shop Channel, including write-downs for inventory obsolescence, shipping and handling costs and warehouse costs. Product costs are recognized as cost of retail sales in the accompanying consolidated statements of operations when the products are delivered to customers and the corresponding revenue is recognized.

(q)	Cost of Programming and Distribution

Cost of programming consists of costs incurred to acquire or produce programs airing on the channels distributed to cable, satellite and broadband subscribers. Distribution costs include the costs of delivering the programming channels via satellite, including the costs incurred for uplink services and use of satellite transponders, costs of distribution of certain channels over optical fiber to cable platforms, and payments made to cable and satellite platforms for carriage of Shop Channel.

(r)	Advertising Expense

Advertising expense is recognized as incurred and is included in selling, general and administrative expenses or, if appropriate, as a reduction of subscription revenue. Cooperative marketing costs are recognized as an expense to the extent that an identifiable benefit is received and the fair value of the benefit can be reasonably measured, otherwise as a reduction of subscription revenue. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 was ¥2,180,782 thousand, ¥1,676,707 thousand, and ¥1,333,596 thousand, respectively.

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

(t)	Issuance of Stock by Subsidiaries and Investee Affiliates

The change in the Company’s proportionate share in the underlying net equity of a consolidated subsidiary and equity-method investee from the issuance of their common stock is recorded in additional paid-in capital in the consolidated financial statements.

(u)	Foreign Currency Transactions

Financial assets and liabilities denominated in foreign currencies are translated at the applicable current rates on the balance sheet dates. All revenue and expenses denominated in foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange gains or losses are reflected in other income (expense) in the accompanying consolidated statements of operations.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v)	Use of Estimates

Management of JTV has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, retail inventories, long-lived assets, investments, deferred tax assets, retail sales returns, contingencies, and obligations related to employees’ retirement plans. Actual results could differ from estimates.

(w)	New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early application permitted provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. JTV does not expect the adoption of this statement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize in its statement of financial position, the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plan assets and the benefit obligation. The statement also requires fiscal year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. This measurement date provision will be effective for fiscal years ending after December 15, 2008. JTV does not expect the adoption of this measurement date provision will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. The interpretation of SFAS No. 109 “Accounting for Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement, under SFAS No. 109, of a tax position taken or expected to be taken in a tax return. This Interpretation provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods. It also requires additional financial statement disclosures about uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. JTV does not expect the adoption of this statement will have a material effect on its consolidated financial statements.

(x)	Reclassifications

Certain prior year amounts have been reclassified for comparability with the current year presentation.

2.	Acquisitions

In April 2004, JTV acquired all of the issued and outstanding common stock of LJS from LGI, in exchange for 24,000 shares of JTV’s common stock held in treasury having a fair value, as determined by independent appraisal, of ¥250,000 per share. The aggregate purchase price amounted to ¥6,000,000 thousand. Immediately prior to the acquisition, LJS held 33.3% of the issued and outstanding shares of voting common stock of Jupiter Sports, Inc., with JTV holding the remaining 66.7%. Jupiter Sports Inc. is a holding company with its only principal asset being an investment representing, at that time, approximately 42.8% of the issued and outstanding voting common stock in JSports Broadcasting Corporation (“JSB”). As a result of the acquisition of LJS, JTV increased its indirect ownership in JSB from 28.5% to 42.8%. JSB is a sports channel broadcasting company that operated three channels

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of various sports related contents. Jupiter Sports Inc. accounts for its investment in JSB using the equity method of accounting as it is able to exercise significant influence over the operations of JSB. Upon consummation of the acquisition, LJS was converted to a limited liability company with the Certificate of Conversion filed with the Secretary of State of Delaware, and renamed J Sports LLC.

The acquisition was consummated in concert with a series of capital transactions as described in Note 18 to the consolidated financial statements.

The Company accounted for the acquisition to the extent of the ¥3,000,000 thousand cash paid to LGI in an earlier redemption of shares of common stock (Note 18) in a manner similar to a partial step acquisition. Accordingly, the excess of ¥3,000,000 thousand over 50% of the fair value of the assets acquired and liabilities assumed with respect to the underlying investment in JSB was recorded as a component of JTV’s investment in JSB and accordingly was classified as equity method goodwill. Management determined that the fair value of the assets acquired and liabilities assumed approximated their respective carrying values at the date of acquisition, and that there were no material intangible assets applicable to the underlying investment in JSB. The balance of the underlying investment acquired in JSB has been accounted for at historical cost using carryover basis with the difference of ¥3,000,000 thousand over such historical cost amount being reflected as a deduction from additional paid in capital. Goodwill from the acquisition is not deductible for tax purposes.

The following table summarizes the allocation of the acquisition consideration:

(Yen in Thousands)

Purchase accounting:
50% of acquisition consideration	¥3,000,000
Fair value of 50% of underlying net assets acquired	200,990
Equity method goodwill	2,799,010
Carryover basis:
50% of acquisition consideration	3,000,000
Historical cost of 50% of underlying net assets acquired	200,990
Carryover basis reduction of additional paid in capital	2,799,010

On December 28, 2004, JTV acquired 100% of the outstanding shares of BB Factory Corporation Ltd. (“BBF”), a television programming company. The acquisition was accounted for as a purchase. The aggregate purchase price was ¥596,365 thousand, of which ¥550,000 thousand was paid in cash on December 28, 2004. The balance of ¥46,365 thousand was paid in cash on April 28, 2005. At December 31, 2004, the estimated additional purchase consideration at that time of ¥68,000, which was determined with reference to the net asset value of BBF at January 31, 2005, pending final approval by both parties to the transaction, was accrued. The difference between the estimated purchase price and the final purchase price amounted to ¥21,635 thousand and reduced goodwill in 2005 (Note 9). JTV has recognized subscriber-related intangible assets in the amount of ¥200,000 thousand representing estimated financial benefits from taking over Channel BB’s position in direct-to-home channel packaging alliances, which is being amortized over a ten year period commencing in 2005. The results of operations of BBF were included in JTV’s consolidated statements of operations from January 1, 2005. Goodwill from the acquisition of BBF is not deductible for tax purposes.

During 2005, previously unrecognized tax benefits in the form of net operating loss carryforwards acquired in connection with the acquisition of BBF amounting to ¥154,252 thousand were realized during the year. Accordingly, the Company reduced the carrying value of goodwill by a similar amount (Note 9).

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, as recorded at the date of acquisition of BBF:

(Yen in Thousands)

Current assets	¥224,471
Intangible assets	200,000
Goodwill	281,186

Total assets acquired	705,657
Current liabilities assumed	(6,277)
Deferred tax liabilities	(81,380)

Net assets acquired	¥618,000

3.	Discontinued Operation

In December 2005, a decision was made to place the launch of a new television channel business, PartiTV, on hold while JTV reconsidered the feasibility and social appropriateness of the content and business model based on new information obtained during the developmental period. At that point, the business had been developed to a stage such that management recognized it as a component of the JTV business. JTV then proceeded to evaluate the feasibility of re-deploying PartiTV infrastructure assets and commitments, including in connection with the potential launch of an auction channel that was being studied. Auction was planned to be one programming genre in the original PartiTV business model.

In July 2006 the Company’s Board concluded that the bulk of the PartiTV assets and infrastructure was not suitable for the auction channel plan being developed, and approval was given to sell or terminate all PartiTV infrastructure assets and commitments. At that point JTV classified the PartiTV business component as a discontinued operation in accordance with the provisions of SFAS No. 144. Certain employees of PartiTV were advised in December 2005 and the bulk of employees were advised in 2006 that they would retire from the Company, and that their contracts and/or employment status within the PartiTV division would expire or would be terminated on the basis of certain compensation packages.

At December 31, 2006, substantially all of the PartiTV business component assets had been disposed of or re-deployed within the group, and commitments settled. There were no significant assets and liabilities, except for employee severance costs payable of ¥259,185 thousand, of the PartiTV component at December 31, 2006.

The Company has incurred certain employee severance costs and contract termination costs directly related to the disposal of the PartiTV business. These costs are included as a component of the discontinued operations, and a summary of the activities related to these costs is as follows:

	Balance as of			Balance as of
	December 31, 2005	Costs Incurred	Cash Payments	December 31, 2006
	(Yen in Thousands)

Employee severance costs	¥—	¥393,139	¥133,954	¥259,185
Contract termination costs	—	350,923	350,923

Total	¥—	¥744,062	¥484,877	¥259,185

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results for the PartiTV business component for the years ended December 31, 2006, 2005 and 2004, recognized in the consolidated statements of operations as net loss from discontinued operation, were as follows:

	2006	2005	2004
	(Yen in Thousands)

Revenue from discontinued operation	¥—	¥—	¥—
Operating loss from discontinued operation	(717,659)	(2,386,900)	(432,095)
Loss on disposal of discontinued operation	(1,407,147)	—	—
Income tax benefit from discontinued operation	864,190	939,904	175,451

Net loss from discontinued operation	¥(1,260,616)	¥(1,446,996)	¥(256,644)

4.	Program Rights and Language Versioning

Program rights and language versioning as of December 31, 2006 and 2005 were composed of the following:

	2006	2005
	(Yen in Thousands)

Program rights	¥1,795,575	¥1,326,661
Language versioning	333,952	130,389

	2,129,527	1,457,050
Less accumulated amortization	(1,150,046)	(334,766)

	979,481	1,122,284
Less current portion	(695,410)	(776,225)

	¥284,071	¥346,059

Amortization expense related to program rights and language versioning for the years ended December 31, 2006, 2005 and 2004, was ¥2,149,491 thousand, ¥1,810,630 thousand, and ¥1,732,435 thousand, respectively, which is included in cost of programming and distribution in the consolidated statements of operations in respective years.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

Investments, including advances, as of December 31, 2006 and 2005, were composed of the following:

	2006		2005
	Percentage	Carrying	Percentage	Carrying
	ownership	amount	ownership	amount
	(Yen in Thousands)

Investments accounted for under the equity method:
Discovery Japan, Inc.	50.0%	¥1,107,064	50.0%	¥894,321
Animal Planet Japan, Co. Ltd.	33.3%	197,449	33.3%	197,928
InteracTV Co., Ltd.	42.5%	36,439	42.5%	38,399
JSports Broadcasting Corporation	33.4%	4,834,792	33.4%	4,783,458
AXN Japan, Inc.	35.0%	940,149	35.0%	909,480
Jupiter VOD Co., Inc.	50.0%	549,512	50.0%	768,900

Total equity method investments		7,665,405		7,592,486
Investments accounted for at cost:
NikkeiCNBC Japan, Inc.	9.8%	100,000	9.8%	100,000
Kids Station, Inc.	15.0%	304,500	15.0%	304,500
AT-X, Inc.	12.3%	236,000	12.3%	236,000
Nihon Eiga Satellite Broadcasting Corporation	10.0%	66,600	10.0%	66,600
Satellite Service Co. Ltd.	12.0%	24,000	12.0%	24,000

Total cost method investments		731,100		731,100

		¥8,396,505		¥8,323,586

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

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reflects JTV’s share of earnings (losses) of investments accounted for under the equity method for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Yen in Thousands)

Discovery Japan, Inc.	¥212,743	¥313,865	¥298,763
Animal Planet Japan, Co. Ltd.	(479)	(125,581)	(283,913)
InteracTV Co., Ltd.	(1,960)	(188)	(219)
JSports Broadcasting Corporation	51,334	135,845	135,973
AXN Japan, Inc.	30,669	12,351	(43,982)
Jupiter VOD Co., Inc.	(219,388)	(282,367)	(83,734)

	¥72,919	¥53,925	¥22,888

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

The difference between JTV’s share of the underlying net equity of JSB immediately prior to the acquisition of Sports-iESPN and subsequent thereto has been accounted for by the Company as an increase in the carrying value of its investment with a corresponding increase in additional paid-in capital in the amount of ¥478,075 (net of income tax of ¥282,787) in a manner analogous to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary”. Immediately following the acquisition of Sports-iESPN by JSB, JTV sold 770 shares of its investment in common stock of JSB to other unrelated shareholders pursuant to a shareholding adjustment arrangement in exchange for cash proceeds, further diluting its investment in JSB from a 34.5% owned equity-method investment to a 33.4% owned equity-method investment. JTV recognized a ¥116,441 thousand gain on sale of those shares in earnings.

In December 2004, the Company invested ¥485,000 thousand and acquired a 50% voting interest in Jupiter VOD Co., Ltd. (“JVOD”). In December 2005, a further equity investment was made in the amount of ¥650,000 thousand, maintaining a 50% voting interest in JVOD. JVOD is a video on demand programming service providing on-demand video services primarily to digitized cable systems capable of receiving its service.

The carrying amount of investments in affiliates as of December 31, 2006 and 2005 included ¥751,940 thousand for AXN Japan, Inc. (“AXN”) and ¥2,180,084 thousand for JSB of excess cost of the investments over the Company’s equity in the net assets. The amount of that excess costs represents “equity method goodwill”.

JTV holds 33.3% of the ordinary shares of Animal Planet Japan, Co. Ltd, and records its share of the earnings and losses in accordance with that ordinary shareholding ratio. The Company entered into an Amendment To Funding Agreement with effect from March 31, 2005, under which it has funding obligations in accordance with its ordinary shareholding ratio up to a maximum of ¥1,500,000 thousand. During the years ended December 31, 2006 and 2005, the Company invested ¥0 and ¥100,000 thousand, respectively, and had made an aggregate investment of ¥1,395,000 thousand as of December 31, 2006, in Animal Planet Japan, Co. Ltd.

The aggregate cost of JTV’s cost method investments totaled ¥731,100 thousand at December 31, 2006 and 2005. JTV performs an impairment test for cost method investments whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. At December 31, 2006, JTV estimated that the fair value of each of the investments exceeded the cost of the investment, and therefore concluded that no impairment had occurred. At December 31, 2005, the fair value of the investment in AT-X, Inc, based on a discounted cash flow analysis of available business plans, indicated that an other-than-temporary decline in value had occurred. The amount of the associated impairment write-down for the year ended December 31, 2005 was ¥30,000 thousand and is included in other income (expense) in the accompanying statements of operations.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the companies in which the Company has an investment accounted for under the equity method is presented as combined as the companies are similar in nature and operate in the same business area. Condensed combined financial information is as follows:

	2006	2005
	(Yen in Thousands)

Combined financial position at December 31,
Current assets	¥11,591,623	¥10,546,734
Other assets	7,191,268	5,464,831

Total assets	18,782,891	16,011,565

Current liabilities	4,658,638	3,620,947
Other liabilities	3,395,045	1,676,786
Shareholders’ equity	10,729,208	10,713,832

Total liabilities and shareholders’ equity	¥18,782,891	¥16,011,565

	2006	2005	2004
	(Yen in Thousands)

Combined operations for the year ended December 31,
Revenues	¥28,166,813	¥22,852,521	¥21,682,192
Operating expenses	27,511,715	22,648,732	21,998,685

Operating income (loss)	655,098	203,789	(316,493)
Other (expense) income, net, including income taxes	(562,015)	(1,027)	783,921

Net income	¥93,083	¥202,762	¥467,428

6.	Property and Equipment

Property and equipment as of December 31, 2006 and 2005, were comprised of the following:

	2006	2005
	(Yen in Thousands)

Furniture and fixtures	¥286,972	¥267,031
Leasehold and building improvements	2,112,082	1,463,370
Equipment and vehicles	6,598,613	4,924,584
Buildings	1,001,485	851,485
Land	437,147	437,147
Construction in progress	932,788	14,188

	11,369,087	7,957,805
Less accumulated depreciation and amortization	(3,791,181)	(2,399,609)

	¥7,577,906	¥5,558,196

Property and equipment include assets held under capitalized lease arrangements (Note 12). Depreciation and amortization expense related to property and equipment for the years ended December 31, 2006, 2005 and 2004 was ¥1,497,830 thousand, ¥1,070,502 thousand, and ¥772,907 thousand, respectively.

At December 31, 2005 JTV reviewed its long-lived assets, including capitalized leases, developed for the PartiTV business for impairment, due to a decision that the channel would not be launched (Note 3). A determination of impairment was made with respect to the PartiTV long-lived assets to be held and used based on a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the assets in accordance with the provisions of SFAS No. 144. At that time the PartiTV assets were written down to their estimated fair market value. The fair value was determined by estimating the market value in a current

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction between willing parties, that is, other than in a forced or liquidation sale, in reference to prices for assets or asset groups with similar functionality, having similar remaining useful lives. The amount of the associated impairment write-down for the year ended December 31, 2005 was ¥524,140 thousand, and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

At December 31, 2006 JTV had disposed of, or re-deployed within the group, substantially all of the long-lived assets, including capitalized leases, developed for the PartiTV business. Remaining assets were reviewed for impairment and were written down to their estimated fair market value which was determined with reference to the experience from selling the bulk of the PartiTV assets during the year. The amount of the associated impairment write-down for the year ended December 31, 2006 was ¥54,508 thousand and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

7.	Software Development Costs

Capitalized software development costs for internal-use as of December 31, 2006 and 2005, were as follows:

	2006	2005
	(Yen in Thousands)

Software development costs	¥8,021,193	¥6,686,711
Less accumulated amortization	(3,577,876)	(2,561,596)

	¥4,443,317	¥4,125,115

Significant software development additions during 2006 and 2005 included development of Shop Channel core systems, e-commerce, and new call center infrastructure, all of which are for internal use.

Aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 was ¥1,017,224 thousand, ¥728,573 thousand, and ¥584,340 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥1,101,866
2008	1,079,195
2009	1,054,985
2010	959,031
2011	173,713

JTV reviewed its software development costs related to the PartiTV business for impairment using the same methodology as for long-lived assets review (Note 6). The amount of the associated impairment write-down for the years ended December 31, 2006 and 2005 was ¥18,000 thousand and ¥211,209 thousand, respectively, and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

8.	Intangibles

Intangible assets acquired during the years ended December 31, 2006, 2005 and 2004, were ¥2,407 thousand, ¥15,029 thousand, and ¥214,936 thousand, respectively. The weighted average amortization period is six years.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of intangible assets other than software and goodwill as of December 31, 2006 and 2005, were as follows:

	2006	2005
	(Yen in Thousands)

Intangible assets subject to amortization, net of accumulated amortization of ¥131,232 thousand in 2006 and ¥54,264 thousand in 2005:
Channel packaging arrangements	¥160,000	¥180,000
Other	27,070	33,551

	187,070	213,551
Other intangible assets not subject to amortization:	5,073	5,073

Total other intangible assets	¥192,143	¥218,624

Channel packaging arrangements represent estimated value to be derived from existing channel position in packaging alliances on the direct-to-home satellite distribution platform, and are being amortized over their estimated useful life of ten years. The aggregate amortization expense of other intangible assets subject to amortization for the years ended December 31, 2006, 2005 and 2004 was ¥28,888 thousand, ¥48,258 thousand, and ¥22,257 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥23,150
2008	23,109
2009	23,109
2010	23,044
2011	22,838

9.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
	(Yen in Thousands)

Balance at beginning of year	¥294,244	¥470,131	¥188,945
Acquisitions	—	—	281,186
Adjustment	(7,981)	(175,887)	—

Balance at end of year	¥286,263	¥294,244	¥470,131

Goodwill of ¥281,186 thousand recorded during 2004 was related to the purchase of BBF (Note 2). The adjustments to the carrying value of goodwill of ¥175,887 thousand recorded in 2005 included ¥154,252 thousand of previously unrecognized tax benefits, and ¥21,635 thousand attributable to the finalization of the purchase price, of BBF (Note 2). The adjustment to the carrying value of goodwill of ¥7,981 thousand recorded in 2006 represents previously unrecognized tax benefits in another subsidiary.

10.	Derivative Instruments and Hedging Activities

JTV uses foreign exchange forward contracts that extend 10 to 12 months to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JTV enters into these contracts to hedge its U.S. dollar denominated monetary exposures.

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

For certain qualifying transactions entered into from January 1, 2004, JTV designates the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income. The amount of hedge ineffectiveness recognized currently in foreign exchange gain was not material for the years ended December 31, 2006, 2005 and 2004. These amounts are reclassified into earnings through gain (loss) on forward exchange contracts when the hedged items impact earnings. The balance of accumulated other comprehensive income at December 31, 2006 is ¥0. Accumulated gains, net of taxes, of ¥38,181 thousand, were included in accumulated other comprehensive income at December 31, 2005.

No cash flow hedges were discontinued during the years ended December 31, 2006, 2005 and 2004 as a result of forecasted transactions that are no longer probable to occur.

JTV has entered into foreign exchange forward contracts designated but not qualified as hedging instruments under SFAS No. 133 as a means of hedging certain foreign currency exposures. JTV records these contracts on the balance sheet at fair value. The changes in fair value of such instruments are recognized currently in earnings and are included in foreign exchange gain.

At December 31, 2006 and 2005, the fair value of forward exchange contracts recognized in the consolidated balance sheets was an asset of ¥84,852 thousand and ¥249,725, respectively.

11.	Fair Value of Financial Instruments

The carrying amounts for financial instruments in JTV’s consolidated financial statements at December 31, 2006 and 2005 approximate their estimated fair values. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, income taxes payable, and other current liabilities (non-derivatives):  The carrying amounts approximate fair value because of the short duration of these instruments.

Foreign exchange forward contracts:  The carrying amount is reflective of fair value. The fair value of currency forward contracts is estimated based on quotes obtained from financial institutions. At December 31, 2006 and 2005, fair value of foreign exchange forward contracts of ¥84,852 thousand and ¥249,725 thousand was included in other current assets in the accompanying consolidated balance sheets.

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

Obligations under capital leases, including current installments:  The carrying amount is reflective of fair value. The fair value of JTV’s capital lease obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to JTV by leasing companies.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Leases

JTV is obligated under various capital leases for certain equipment and other assets that expire at various dates, generally during the next five years. At December 31, 2006 and 2005, the gross amount of equipment and the related accumulated amortization recorded under capital leases were as follows:

	2006	2005
	(Yen in Thousands)

Equipment and vehicles	¥2,206,592	¥2,115,924
Others	303,799	155,775
Less accumulated amortization	(920,631)	(960,409)

	¥1,589,760	¥1,311,290

Amortization of assets held under capital leases is included with depreciation and amortization expense. Leased equipment is included in property and equipment (Note 6).

Future minimum capital lease payments as of December 31, 2006, were as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥512,039
2008	476,316
2009	463,558
2010	213,188
2011	134,813
Thereafter	5,908

Total minimum lease payments	1,805,822
Less amount representing interest (at rates ranging from 1.43% to 6.33%)	(72,849)

Present value of minimum capital lease payments	1,732,973
Less current installments	(467,289)

¥1,265,684

The Company leases four principal office and operational premises. JTV headquarters has a three-year lease agreement from August 2004, with a rolling two-year right of renewal, that provides for annual rental costs of ¥289,669 thousand. Shop Channel has a 15-year office lease agreement expiring in October 2013 with an annual rental cost of ¥180,924 thousand, a two-year call center lease agreement from March 2006, with a rolling two-year right of renewal, that provides for annual rental costs of ¥181,992 thousand, and a five-year logistics center lease agreement from June 2006, with a rolling two-year right of renewal, that provides for annual rental costs of ¥732,384 thousand.

These and other leases for office and studio space are mainly cancelable upon six months notice. Accordingly, the schedule below detailing future minimum lease payments under non-cancelable operating leases includes the lease costs for the Company’s premises for only a six-month period.

JTV contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. JTV’s historical transponder service contracts were generally ten years in duration, were entered into prior to 2004, and were disclosed by JTV as commitments other than leases (Note 21). In September 2006, one of the transponder providers significantly revised the terms under which they provide transponder capacity. Following a six-month transitional contract period to March 2007, new contracts will be one year in duration and service fees are based on fixed rates. Under the provisions of EITF 01-8 “Determining Whether an Arrangement Contains a Lease”, the contracts renewed under the revised terms are treated as operating leases.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments for the noncancelable portion of operating leases as of December 31, 2006, were as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥1,328,540
2008	4,980
2009	4,980
2010	4,980
2011	4,980
Thereafter	101,675

Total minimum lease payments	¥1,450,135

JTV also has several operating leases, primarily for office space, that expire over the next 10 years, and a 30-year lease for land that expires in 27 years. Rent expense for the years ended December 31, 2006, 2005 and 2004 was ¥1,187,904 thousand, ¥445,094 thousand, and ¥332,530 thousand, respectively.

13.	Debt

Short-term debt as of December 31, 2006 and 2005, consisted of the following:

	2006	2005
	(Yen in Thousands)

Loans from minority shareholder	¥290,000	¥275,000

As of December 31, 2006 and 2005, JTV had outstanding short-term borrowings of ¥290,000 thousand and ¥275,000 thousand, respectively, from Zonemedia Limited (“Zonemedia”), formerly Zone Vision Enterprises Limited, a 50% shareholder in Reality TV Japan. The borrowings comprise a series of loans pursuant to a shareholder finance agreement entered into between JTV and Zonemedia for the specified purpose of financing Reality TV Japan, a consolidated joint venture (Note 1(c)). Each of the series of loans bears interest at a rate of 3.5% per annum.

Long-term debt as of December 31, 2006 and 2005, consisted of the following:

	2006	2005
	(Yen in Thousands)

Term loan borrowings from banks	¥2,400,000	¥4,000,000
Less: current portion	(1,600,000)	(1,600,000)

Long-term debt, excluding current portion	¥800,000	¥2,400,000

As of December 31, 2004, the Company had a ¥10,000,000 thousand credit facility (the “Facility”) available for immediate and full borrowing with a group of banks, to be drawn upon until December 25, 2005. That Facility, which is guaranteed by certain of the Company’s subsidiaries, comprised an ¥8,000,000 thousand five-year term loan, and a ¥2,000,000 thousand 364-day revolving facility renewable in June of each year. The Company decided in December 2005 not to draw down the remaining ¥4,000,000 thousand available term loan amount. Outstanding borrowings under the five-year term loan at December 31, 2006 and 2005 were ¥2,400,000 thousand and ¥4,000,000 thousand, respectively. Repayment of the term loan principal began on March 31, 2006, by quarterly installments of ¥400,000 thousand, until fully repaid on June 25, 2008.

The Company decided in June 2006 not to renew the 364-day revolving facility. There were no borrowings outstanding under the 364-day revolving facility as of December 31, 2005.

Interest on outstanding borrowings is based on certain financial ratios and can range from Euroyen TIBOR + 0.75% to TIBOR + 2.00% for the five-year term loan and from TIBOR + 0.70% to TIBOR + 1.00% for the 364-day

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving facility. The interest rates charged at December 31, 2006 and 2005 for the five-year term loan were 1.163% and 0.84%, respectively.

The Facility contains certain financial and other restrictive covenants. The financial covenants consist of: (i) EBITDA, as defined by the Facility agreement and reported on a Japanese Corporate Law, formerly Commercial Code of Japan, basis, shall be equal to or exceed, for year 2005, ¥3,500,000 thousand; for year 2006, ¥4,000,000 thousand; for year 2007, ¥5,000,000 thousand; and (ii) ‘Actual Amount of Investment’, as defined by the Facility agreement, shall not exceed ‘Maximum Amount of Investment’ as defined, provided that, in respect of a year, an amount equal to the excess of Maximum over Actual amount of investment shall be added to the Maximum Amount of Investment of the next following year. Maximum amounts of investment are defined relative to prior year EBITDA and other specified amounts.

Restrictive covenants contained in the Facility agreement include certain restrictions on: (i) creation of contractual security interests over the Company’s assets; (ii) sale of assets that would result in material adverse effect, or would comprise over 10% of total assets; (iii) corporate reorganization that would result in material adverse effect; (iv) sale of shares in principal subsidiaries; (v) distribution of dividends, repurchase of own shares, and repayment of subordinated loans; (vi) amendment of subordinated loan agreements; (vii) transactions with related parties other than in normal course of business, (viii) changes in fundamental nature of business; (ix) incursion of interest-bearing debt not contemplated in the Facility agreement; (x) transfer, creation of security interests on, or otherwise disposal of the Company’s shares; (xi) changes in control of the Company management by parent companies; (xii) purchase of shares in companies in unrelated business areas; and (xiii) changes in scope of the business of a particular subsidiary. JTV was in compliance with these covenants at December 31, 2006.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006, were as follows:

Year ending December 31,	2006
(Yen in Thousands)

2007	¥1,600,000
2008	800,000
2009	—
2010	—
2011	—

Total debt	¥2,400,000

14.	Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004, recognized in the consolidated statements of operations were as follows:

	2006	2005	2004
	(Yen in Thousands)

Current taxes	¥8,730,299	¥6,519,191	¥3,229,627
Deferred taxes	586,788	(121,381)	(102,730)

Income tax expense	¥9,317,087	¥6,397,810	¥3,126,897

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts provided for income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows:

	2006	2005	2004
	(Yen in Thousands)

Income taxes on income from continuing operations	¥9,317,087	¥6,397,810	¥3,126,897
Income tax on loss from discontinued operation	(864,190)	(939,904)	(175,451)
Other comprehensive (income) loss	(26,194)	37,653	(11,460)
Additional paid-in capital by issuance of common stock by equity-method investee	—	282,787	—

Total	¥8,426,703	¥5,778,346	¥2,939,986

All pre-tax income and income tax expense is related to operations in Japan. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005, are presented below:

	2006	2005
	(Yen in Thousands)

Deferred tax assets:
Retail inventories	¥972,366	¥981,641
Property and equipment	331,936	447,081
Accrued liabilities	603,939	737,945
Enterprise tax payable	414,286	414,534
Return provision	335,701	89,201
Equity-method investments	617,746	631,242
Net operating loss carryforwards	1,039,333	584,009
Net assets discontinued operation	336,498	318,190
Others	523,918	349,515

	5,175,723	4,553,358

Less valuation allowance	(2,029,740)	(1,712,785)

Total deferred tax assets	3,145,983	2,840,573

Deferred tax liabilities:
Equity-method investment	(315,916)	(282,787)
Intangibles	(65,104)	(73,242)
Unrealized foreign exchange	(35,384)	(97,060)
Others	(1,795)	(10,195)

Total deferred tax liabilities	(418,199)	(463,284)

Net deferred tax assets	¥2,727,784	¥2,377,289

The valuation allowance for deferred tax assets as of January 1, 2004 was ¥2,901,655 thousand. The net changes in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004, were an increase of ¥316,955 thousand, a decrease of ¥452,587 thousand, and a decrease of ¥736,283 thousand, respectively.

The valuation allowance for deferred tax assets that will be treated as a reduction of goodwill upon subsequent recognition of related tax benefits as of December 31, 2006 amounted to ¥7,237 thousand.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or in which the operating losses are available for use. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced.

As of December 31, 2006, JTV and its subsidiaries had total net operating loss carryforwards attributable to continuing operations for income tax purposes of approximately ¥3,098,740 thousand, which are available to offset future taxable income, if any. JTV and its subsidiaries have elected to be subject to taxation on a stand-alone basis and net operating loss carryforwards may not be utilized against other group company profits. Aggregated net operating loss carryforwards, if not utilized, expire as follows:

Year ending December 31,	(Yen in Thousands)

2007	—
2008	11,155
2009	285,806
2010	229,092
2011	216,213
2012	532,635
2013	1,823,839

¥3,098,740

The Company and its subsidiaries were subject to Japanese National Corporate tax of 30%, an Inhabitant tax of 6% and a deductible Enterprise tax of 7.2%, which in aggregate result in a statutory tax rate of 40.7%. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, reducing the standard enterprise tax rate from 10.08% to 7.2%. The amendments to the tax rates became effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate was lowered from 42.1% to 40.7% for deferred tax assets and liabilities expected to be settled or realized on or after January 1, 2005. As a result of the decrease in the statutory tax rate, when compared with the amounts based on the tax rate applied before this revision, the net deferred tax assets decreased by approximately ¥47,119 thousand at December 31, 2004. A reconciliation of the Japanese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for continuing operations for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Statutory tax rate	40.7%	40.7%	42.1%
Non-deductible expenses	0.6	0.6	1.3
Change in valuation allowance	1.7	0.8	(1.1)
Income tax credits	(0.5)	(2.9)	(0.8)
Additional tax deduction due to intercompany transfer of assets	(0.4)	(0.5)	(1.1)
Effect of tax rate change	—	—	0.5
Others	0.1	0.1	(0.1)

Effective income tax rate for continuing operations	42.2%	38.8%	40.8%

15.	Asset Retirement Obligations

JTV has asset retirement obligations primarily associated with restoration activities to be carried out at the time JTV vacates certain leased premises, accounted for in accordance with SFAS No. 143 and FIN No. 47 (Note 1(m)), which are included in other liabilities in the accompanying consolidated balance sheets. The following table

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presents the activity for the asset retirement obligations for the years ended December 31, 2006, while there were no comparable activity during 2005:

2006
(Yen in Thousands)

Balance at beginning of year	¥—
Incurred during the year	299,691
Accretion expenses	1,362

Balance at end of year	¥301,053

16.	Accrued Pension and Severance Cost

Net periodic cost of the Company and its subsidiaries’ unfunded RAP accounted for in accordance with SFAS No. 87 for the years ended December 31, 2006, 2005 and 2004, and SFAS No. 158, effective December 31, 2006, included the following components:

	2006	2005	2004
	(Yen in Thousands)

Service cost — benefits earned during the year	¥92,297	¥65,013	¥49,768
Interest cost on projected benefit obligation	5,916	5,696	4,332
Recognized actuarial loss	40,139	44,420	24,317

Net periodic cost	¥138,352	¥115,129	¥78,417

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 and SFAS No. 158 are as follows:

	2006	2005
	(Yen in Thousands)

Change in projected benefit obligations:
Benefit obligations, beginning of year	¥394,403	¥284,796
Service cost	92,297	65,013
Interest cost	5,916	5,696
Actuarial loss	40,139	44,420
Benefits paid	(25,107)	(5,521)

Projected benefit obligations, end of year	¥507,648	¥394,404

Accumulated benefit obligations, end of year	¥374,752	¥290,871

Actuarial gains and losses are recognized fully in the year in which they occur. The weighted-average discount rate used in determining net periodic cost of the Company and its subsidiaries’ plans was 1.50%, 2.00% and 2.00% for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted-average discount rate used in determining benefit obligations as of December 31, 2006 and 2005 was 1.50% and 1.50%, respectively. Assumed salary increases ranged from 1.00% to 3.99% depending on employees’ age for the years ended December 31, 2006, 2005 and 2004.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31,	(Yen in Thousands)

2007	¥30,590
2008	36,851
2009	45,252
2010	41,259
2011	47,040
Years 2012-2016	303,285

JTV uses a measurement date of December 31 for all of its unfunded RAP.

In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit EPF plan. The Company contributions to this plan amounted to ¥105,747 thousand, ¥87,408 thousand, and ¥44,510 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During 2005, JTV approved the start of a process to withdraw from the EPF plan. At December 31, 2005 the planned withdrawal was considered probable, and therefore the estimated obligation to fund JTV’s share of shortfalls in the EPF plan funding, calculated by the EPF and amounting to ¥170,920 thousand, was accrued an exit liability at December 31, 2005, in accordance with SFAS No. 5, “Accounting for Contingencies”, and was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2006, JTV has decided not to proceed with a withdrawal from the EPF plan in the near future. Therefore the exit liability accrued at December 31, 2005 has been reversed during 2006, with the resulting credit amounting to ¥170,920 thousand also included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

17.	Contingencies

In December 2006, the Company’s subsidiary Shop Channel learned from the Japan Fair Trade Commission (“FTC”) of a preliminary decision regarding a product that had been under investigation during 2006 due to their concern that Shop Channel was not able to adequately substantiate certain representations made about the product on the channel. The FTC subsequently finalised a ‘Cease and Desist Order’ on February 1, 2007, which required Shop Channel to make a public announcement stating claims made about the product had given customers the impression that the efficacy of the product was better than it was. JTV determined that the appropriate further action to take following such an order is to offer every customer who purchased the product the opportunity to return the item for a full refund if they are not satisfied with the product. JTV has made an estimate of the expenses related to taking such action including the refund value and the external administrative and logistics processing costs. The total cost estimate was determined by estimating the expected returns percentage based on previous experience of product returns and recalls. At December 31, 2006 the full estimated refund amount of ¥393,600 thousand and associated processing costs amounting to ¥172,200 thousand, were accrued at December 31, 2006 in accordance with SFAS No. 5, and were included in cost of retail sales, and selling, general and administrative expenses, respectively, in the accompanying consolidated statements of operations.

18.	Shareholders’ Equity

The Commercial Code of Japan was revised as Japanese Corporate Law during 2006 and certain restrictions on the amount that can be paid as a cash dividend have been removed. Dividends can be issued to the extent of retained earnings available at the end of the previous year, and upon preparation of extraordinary financial statements, dividends can be issued from current year retained earnings at extraordinary balance date, subject to retained earnings at year end being positive. There is no longer a requirement to maintain a legal reserve up to 25% of the issued capital.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid no cash dividends for the years ended December 31, 2006, 2005 and 2004. The amount immediately available for dividends under the Japanese Corporate Law is based on the unappropriated retained earnings recorded in the Company’s books of account and amounted to ¥0 at December 31, 2006.

On January 30, 2004, the total number of the Company’s ordinary shares authorized to be issued was increased from 450,000 to 460,000 shares.

On March 5, 2004, the Company transferred ¥8,400,000 thousand of common stock to additional paid in capital (¥6,587,064 thousand) and accumulated deficit (¥1,812,936 thousand). The transfer was approved by the Company’s shareholders in accordance with the Commercial Code of Japan, which allows a company to make a purchase of its own shares, as contemplated in the further transaction noted below, only from specified additional paid in capital or retained earnings reserves. JTV purchased its own shares using the resulting additional paid in capital, and elected at the same time to eliminate its accumulated deficit and generate positive retained earnings on a single entity basis. On a consolidated basis, JTV continued to show an accumulated deficit immediately after that transfer. Such transfer did not impact JTV’s total equity, cash position or liquidity. Had the Company been subject to corporate law generally applicable to United States companies for similar transactions, the retained earnings (deficit) at December 31, 2006 and 2005 would be ¥1,812,936 thousand less (more) than the amount included in the accompanying consolidated financial statements.

During March and April 2004 the following capital transactions occurred and were based on an independent third party valuation of the common stock of the Company:

1)	Issuance of 24,000 newly issued shares of common stock to Sumitomo Corporation at a rate of ¥250,000 per common share (¥6,000,000 thousand), ¥3,000,000 thousand of which was allocated to common stock with the remaining ¥3,000,000 thousand allocated to additional paid-in capital;

2)	Redemption of 12,000 shares of common stock from Sumitomo Corporation at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

3)	Redemption of 12,000 shares of common stock from Liberty Programming Japan, Inc. at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

4)	Issuance of 24,000 shares of common stock held in treasury shares to Liberty Programming Japan II, LLC in return for 1,000 shares of common stock in LJS. LJS was then converted to a limited liability company with Certificate of Conversion filed with the Delaware Secretary of State, and was subsequently renamed J Sports LLC. J Sports LLC is a wholly owned subsidiary of the Company (Note 2).

19.	Related Party Transactions

JTV engages in a variety of transactions in the normal course of business. Significant related party balances, income and expenditures have been separately identified in the consolidated balance sheets and statements of operations. A list of related parties and a description of main types of transactions with each party follows:

Sumitomo Corporation, shareholder, and its subsidiaries and affiliates: television programming advertising revenues, cost of retail sales, costs of programming and distribution, selling, general and administrative expenses for equipment operating leases and staff secondment fees, property and equipment capital leases, cash deposits and interest thereon;

Liberty Global Inc., shareholder, and its subsidiaries: selling, general and administrative expenses for staff secondment fees and recharge of project development costs;

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

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JSports Broadcasting Corporation, affiliate company: services and other revenues from cable and advertising sales activities and recovery of staff costs for seconded staff and advertising revenues thereon.

InteracTV Co., Ltd, affiliate company: pass through of direct-to-home television programming subscription revenues to JTV, costs of programming and distribution payments for transponder services;

Jupiter Telecommunications Co., Ltd, an affiliated company of LGI and Sumitomo Corporation at December 31, 2004, and an indirect consolidated subsidiary of LGI effective January 1, 2005: television programming cable subscription and advertising revenues, costs of programming and distribution for carriage of Shop Channel by cable systems;

Jupiter VOD Co., Inc., affiliate company: services and other revenues from office support services and advertising revenues.

Zonemedia Limited, formerly Zone Vision Enterprises Limited, 50% shareholder in Reality TV Japan and subsidiary of LGI: costs of programming, distribution relating to management and royalty fees, purchases of programming, and shareholder loans and interest thereon.

20.	Concentration of Credit Risk

As of December 31, 2006 and 2005, SkyPerfecTV, an unrelated party, and Jupiter Telecommunications Co., Ltd (“J:Com”), a related party, agent for sales of programming delivered via satellite and most significant cable system operator, respectively, represented concentrations of credit risk for the Company.

For the years ended December 31, 2006, 2005 and 2004, subscription revenues of ¥3,833,171 thousand, ¥3,501,730 thousand, and ¥3,095,526 thousand, respectively, received through SkyPerfecTV, accounted for approximately 44%, 44% and 44%, respectively, of subscription revenues, and 3%, 4% and 5%, respectively, of total revenues. As of December 31, 2006, 2005 and 2004, SkyPerfecTV accounted for approximately 5%, 5% and 6%, respectively, of accounts receivable.

For the years ended December 31, 2006, 2005 and 2004, subscription revenues of ¥1,751,627 thousand, ¥1,543,063 thousand, and ¥1,464,167 thousand, respectively, received through J:Com, accounted for approximately 20%, 20% and 21%, respectively, of subscription revenues, and 2%, 2% and 2%, respectively, of total revenues. As of December 31, 2006, 2005 and 2004, J:Com accounted for approximately 2%, 2% and 3%, respectively, of accounts receivable.

21.	Commitments, Other Than Leases

As of December 31, 2006, JTV has commitments to purchase various program rights as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥ 1,584,086
2008	923,601
2009	978,961
2010	919,401
2011	—

Total program rights purchase commitments	¥ 4,406,049

JTV contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. The satellites generally have a fifteen year usable life. JTV channels contract for a portion of the capacity available on a transponder according to the bandwidth needs of individual channels. Those licensed broadcasting companies also contract for uplink services from a third company in order to transmit each channel’s signal to the satellite.

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transponder service contracts have historically been generally ten years in duration. In September 2006, one of the transponder providers significantly revised the terms under which they provide transponder capacity. Following a six-month transitional contract period to March 2007, new contracts will be one year in duration with service fees based on fixed rates. Under the provisions of EITF 01-8, the contracts renewed under the revised terms are treated as operating leases (Note 12).

Under the historical transponder service contracts that were entered into prior to 2004, service fees are based on a fixed portion plus a variable portion based on platform subscriber numbers, and termination is possible subject to payment of a penalty fee calculated in part on future variable contract obligations. Uplink service fees are based on fixed rates and termination is possible subject to payment of a penalty fee upon cease of use. Practically, other regulatory requirements make immediate termination of the service contracts not possible, and due to the unclear nature the actual commitment as of balance date, commitments are disclosed for the full amounts under the service contracts.

As of December 31, 2006, JTV has commitments for uplink services and transponder services under historical service contracts as follows:

Year ending December 31,	(Yen in Thousands)

2007	¥533,200
2008	321,572
2009	263,317
2010	280,054
2011	280,054
Thereafter	137,884

Total transponder and uplink services commitments	¥1,816,081

22.	Subsequent Event

In January 2007, the Company’s subsidiary Shop Channel was notified that a small number of customers had been injured as a consequence of their misuse of a combination of two products sold to them by Shop Channel. One item, powered by a disposable battery, was sold throughout 2006 without reported incident, and in January 2007 a battery charger unit including two rechargeable batteries was sold complimentary to, but separately from, the original item. Contrary to handbook instructions, the customers re-charged the disposable batteries in the battery charger and used them in the original item, causing the battery to combust. JTV management believes that neither product contained any design fault or inherent risk to customer safety.

JTV has requested every customer who purchased either product to return the items for a full refund in order to demonstrate the importance Shop Channel places on their customers’ safety. JTV has estimated the associated expenses as approximately ¥200,000 thousand (comprising the refund of the sales price of all units sold and external administrative costs). As sales of the combination of the two products began on January 22, 2007, Shop Channel does not consider that a liability had been incurred at the date of the accompanying consolidated financial statements, and in accordance with SFAS No. 5, the cost will be recorded in 2007 when the liability is incurred.

At the date of issuance of the accompanying consolidated financial statements there had been no indication of any litigation against JTV in respect of this matter. In the event that any claim for product liability is received, it will be directed to the product importer who is responsible for product liability matters under Japanese law. In the event that any claim for negligence is received and upheld, it will be covered by Shop Channel’s insurance policy. No estimate of loss or possible loss can be made regarding possible claims or litigation with respect to this matter.

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

KPMG AZSA & Co.

Tokyo, Japan
February 14, 2005

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

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

The accompanying notes to consolidated financial statements are an integral part of these statements.

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

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

The accompanying notes to consolidated financial statements are an integral part of these statements.

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

The accompanying notes to consolidated financial statements are an integral part of these statements.

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s beneficial ownership at December 31, 2004 was as follows:

LMI/Sumisho Super Media, LLC (“SM”)	65.23%
Microsoft Corporation (“Microsoft”)	19.46%
Sumitomo Corporation (“SC”)	12.25%
Mitsui & Co., Ltd.	1.53%
Matsushita Electric Industrial Co., Ltd.	1.53%

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Ordinary maintenance and repairs are charged to income as incurred. Major replacements and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts and any differences are included in depreciation

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. The impact of such retirements and disposals resulted in additional depreciation expense of ¥2,041,347 thousand and ¥2,558,513 thousand for the years ended December 31, 2003 and 2004, respectively.

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2003, the Company entered into several interest rate swap agreements and an interest rate cap agreement to manage variable rate debt as required under the terms of its facility agreement (see Note 6). These interest rate exchange agreements effectively convert ¥60 billion of variable rate debt based on TIBOR into fixed rate debt and mature on June 30, 2009. These interest rate exchange agreements are considered cash flow hedging instruments as they are expected to effectively convert variable interest payments on certain debt instruments into fixed payments. Changes in fair value of these interest rate agreements designated as cash flow hedges are reported in accumulated other comprehensive loss. The amounts will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debt affects earnings. The counterparties to the interest rate exchange agreements are banks participating in the facility agreement, therefore the Company does not anticipate nonperformance by any of them on the interest rate exchange agreements. In December 2004, the Company entered into a new debt facility, which replaced its former facility (see Note 6). Under the terms of the new facility, the Company was required to cancel certain interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion, as the counterparties elected not to participate in the new facility. Such agreements were canceled in January 2005. As a result, these agreements are no longer considered cash flow hedging instruments and their respective fair value changes were reclassified into

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense, net in the accompanying consolidated statements of operations for the year ended December 31, 2004. The remaining aggregate notional amount of ¥36 billion of interest rate swap agreements have been permitted to be carried over to the new facility as the counterparties are participants in the new facility. The Company has re-designated such interest swap agreements as cash flow hedging instruments.

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003, a consolidated subsidiary of the Company became party to the ¥140 billion Facility. Immediately prior to this transaction, the consolidated subsidiary had outstanding ¥3,686,090 thousand to third-party creditors. In connection with this transaction, a third-party debt holder forgave ¥400,000 thousand of debt owed to it. As a result, the Company recorded a gain of ¥400,000 thousand in other non-operating income in the accompanying consolidated statement of operations for the year ended December 31, 2003. Additionally, the third-party debt holder was issued ¥500,000 thousand of preferred stock of the consolidated subsidiary in exchange for ¥500,000 thousand of debt owed to it (see Note 10). The remaining ¥2,686,090 thousand of third-party debt was repaid from proceeds of the ¥140 billion Facility.

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

Interest on the Tranche A Facility, Tranche B Facility and the Revolving Facility is based on TIBOR, as defined in the agreement, plus the applicable margin. Each facility’s applicable margin is reducing based upon a

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage ratio of Senior Debt to EBITDA as such terms are defined in the ¥175 billion Facility agreement. When the leverage ratio is greater than or equal to 4.0:1, the margin on the Tranche A Facility and the Revolving Facility is 1.50% per annum and the margin of the Tranche B Facility ranges from 1.80% to 2.00% per annum; when less than 4.0:1 but greater than or equal to 2.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.38% per annum and the margin of the Tranche B Facility ranges from 1.69% to 1.88% per annum; when less than 2.5:1 but greater than or equal to 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.25% per annum and the margin of the Tranche B Facility ranges from 1.58% to 1.75% per annum; and when less than 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.00% per annum and the margin of the Tranche B Facility ranges from 1.35% to 1.50% per annum. In regards to the fees due on the Guarantee Facility, when the leverage ratio is greater than 4.00:1, the interest rate is 3.00% per annum; when less than 4.00:1 but greater than or equal to 3.75:1 the interest rate is 2.00%; when less than 3.75:1 but greater than or equal to 3.50:1 the interest rate is 1.50%; when less than 3.50:1 but greater than or equal to 3.00:1 the interest rate is 1.00%; when less than 3.00:1 but greater than or equal to 2.00:1 the interest rate is 0.75%; and when less than 2.00:1, the interest rate is 0.50% per annum. As of December 31, 2004 the interest rates for the outstanding Tranche A Facility, Tranche B Facility, and Guarantee Facility, were 1.6%, 1.9%, and 1.0% respectively.

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average discount rate used in the determination of projected benefit obligation and net pension cost of the Company and its subsidiaries’ plans as of and for the year ended December 31, 2003, and 2004 is as follows:

Projected benefit obligation	2003	2004

Discount rate	2.0%	2.0%

Net pension cost
Discount rate	2.0%	2.0%

The estimated future benefit payments are (Yen in thousands):

Estimated Future Benefit Payments
2005	¥105,753
2006	116,145
2007	172,494
2008	138,000
2009	167,641
2010 to 2014	996,298

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

The Code provides that an amount equivalent to at least 10% of cash dividends paid and other cash outlays resulting from appropriation of retained earnings be appropriated to a legal reserve until such reserve and the additional paid-in capital equal 25% of the issued capital. The Code also provides that neither additional paid-in capital nor the legal reserve are to be used for cash dividends, but may be either (i) used to reduce a capital deficit, by resolution of the shareholders; (ii) capitalized, by resolution of the Board of Directors; or (iii) used for purposes other than those provided in (i) and (ii), such as refund made to shareholders or acquisition of treasury stocks, but only up to an amount equal to the additional paid-in capital and the legal reserve less 25% of the issued capital, by

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of the shareholders. The Code provides that at least one-half of the issue price of new shares be included in capital.

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

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

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

14. Commitments

In connection with the September 1, 2000 acquisition of Titus Communications Corporation (“Titus”), Microsoft and the Company entered into a gain recognition agreement with respect to the Titus shares and assets acquired. The Company agreed not to sell during any 18-month period, without Microsoft consent, any shares of Titus, or sell any of Titus’ assets, valued at $35 million or more, in a transaction that would result in taxable income to Microsoft. Microsoft will retain this consent right until the earlier of June 30, 2006 or the date Microsoft owns

JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than 5% of the Company’s ordinary shares and Microsoft has sold, in taxable transactions, 80% of the Company’s ordinary shares issued to it in connection with the Titus acquisition.

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

  Liquidity

The Company is in default with respect to two bank loans. In addition, the Company’s loans from LMI are past due. Principal and interest under these bank and LMI loans of A$13,346 and A$4,088, respectively, have been classified as current liabilities at December 31, 2004. See Note 7. In addition, at December 31, 2004, current liabilities exceed current assets by A$19,135. The Company plans to renegotiate these loans to extend the repayment terms. Although the Company expects that it will be able to successfully renegotiate the bank loans that are in default and the past due loans from LMI, no assurance can be given that the Company will be successful. In the event that the Company’s efforts in this regard are not successful, the Company’s ability to continue as a going

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concern could be adversely affected in that the Company may not have sufficient funds available to meet its current liabilities as they become due and payable, particularly if payment is demanded under the aforementioned bank or LMI loans.

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

  Impairment of investments

The Company continually reviews its investments in affiliates to determine whether a decline in fair value below the cost basis is other than non-temporary. The primary factors that the Company considers in its determination are the length of time that the fair value of the investment is below Company’s carrying value and the financial condition, operating performance and near term prospects of the investee, industry specific or investee specific changes in stock price or valuation subsequent to the balance sheet date, and Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in fair value. In situations where

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for equity method investments are included in Share of earning (losses) from equity affiliates, and a new cost basis in the investment is established.

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

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to a minimum presumed income tax. This tax is supplementary to income tax. The tax is calculated by applying the effective tax rate of 1% on certain production assets valued according to the tax regulations in effect as of the end of each year. The Company’s tax liabilities will be the higher of income tax or minimum presumed income tax. However, if the minimum presumed income tax exceeds income tax during any fiscal year, such excess may be computed as a prepayment of any income tax excess over the minimum presumed income tax that may arise in the next ten fiscal years. Each of TyC and its controlled companies file separate tax

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns. The minimum presumed income tax charge for the years ended December 31, 2004 and 2003 correspond to controlled companies that generate tax losses.

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

(b) Agreement with FPAS

The Company’s contracts with FPAS for the provision of production of content, advertising sales and operating and administrative service to the signal Fox Sports expired on December 31, 2004. On January 1, 2005, the

TORNEOS Y COMPETENCIAS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company signed new service agreements with FPAS that expire in December 2010. The annual payments due to the Company under these contracts are as follows:

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

Cordillera Comunicaciones Holding Limitada and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)
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

Trade receivables include sales of advertising and rendering of monthly cable television service. This balance is stated net of an allowance for uncollectible receivables. The allowance was determined by considering 100% of the receivables from subscribers who are connected to the Company’s network and are over three months past due, and specifically identified debtors who have been disconnected from the Company’s network or are in the process of being disconnected.

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

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 3.	Time Deposits:

The detail of Time Deposits as of December 31, 2003 and 2004 is as follows:

2003:

Financial			Capital	Final
Institution	Currency	Interest Rate	balance	Balance
			ThCh$	ThCh$

Banco BCI	Chilean Pesos	0.20%	1,064,668	1,064,738
Banco Santander-Santiago	Chilean Pesos	0.27%	928,240	931,165
Banco Santander-Santiago	Chilean Pesos	0.25%	2,050,000	2,054,783
Banco Santander-Santiago	Chilean Pesos	0.25%	1,121,760	1,124,378
Banco Santander-Santiago	Chilean Pesos	0.22%	824,100	825,308
Banco Corpbanca-Santiago	Chilean Pesos	0.23%	935,415	936,060

Total			6,924,183	6,936,432

2004:

Financial			Capital	Final
Institution	Currency	Interest Rate	balance	Balance
			ThCh$	ThCh$

Banco BCI	Chilean Pesos	0.20%	1,450,000	1,450,097
Banco Santander-Santiago	Chilean Pesos	0.18%	704,500	705,092
Banco Santander-Santiago	Chilean Pesos	0.27%	817,093	817,460
Banco Santander-Santiago	Chilean Pesos	0.18%	1,060,800	1,060,863

Total			4,032,393	4,033,512

Note 4.	Trade, Notes, and Miscellaneous Receivables:

The detail of Trade receivables as of December 31, 2003 and 2004 is as follows:

	2003	2004
	ThCh$	ThCh$

Cable Services	7,111,253	7,637,629
Invoiced advertising receivable	1,767,767	1,525,687

Sub-total	8,879,020	9,163,316

Allowance for doubtful accounts-cable services monthly services	(6,165,459)	(7,019,201)
Allowance for doubtful accounts on advertisement	(133,057)	(121,292)

Total allowance for doubtful accounts	(6,298,516)	(7,140,493)

Total	2,580,504	2,022,823

Cordillera Comunicaciones Holding Limitada and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	Short-term Receivables
			More than 90 days and						Long-term Receivables
	Up to 90 days		up to 1 Year		Subtotal		Total Short-term Receivables (net)		Total Long-term Receivables
	62003	2004	2003	2004	2003	2004	2003	2004	2003	2004
	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$

Trade receivable	2,580,504	2,022,823	6,298,516	7,140,493	8,879,020	9,163,316	2,580,504	2,022,823	—	—
Allowances for doubtful accounts	—	—	(6,298,516)	(7,140,493)	(6,298,516)	(7,140,493)	—	—
Notes receivable	92,652	114,250	190,395	197,923	283,047	312,173	92,652	114,250	—	—
Allowances for doubtful accounts	—	—	(190,395)	(197,923)	(190,395)	(197,923)	—	—	—	—
Miscellaneous Receivables	2,673,926	1,426,134	90,842	102,346	2,764,768	1,528,480	2,673,926	1,426,134	—	—
Allowances for doubtful accounts	—	—	(90,842)	(102,346)	(90,842)	(102,346)	—	—	—	—

Total	5,347,082	3,563,207	—	—	5,347,082	3,563,207	5,347,082	3,563,207	—	—

Changes in allowances for doubtful accounts for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
	ThCh$	ThCh$	ThCh$

Beginning balance	2,149,165	5,262,840	6,579,753
Charged to expense	3,007,655	1,232,446	1,005,935
Other	106,020	84,467	(144,926)

Ending balance	5,262,840	6,579,753	7,440,762

Miscellaneous receivables as of December 31, 2003 and 2004 are as follows:

	2003	2004
	ThCh$	ThCh$

Raw materials	294,580	94,147
Advances to suppliers	412,515	120,254
Advances to employees	4,782	23,494
Receivables from cable services	1,070,971	733,776
Receivables from advertising rights	206,661	—
Network receivables	512,093	199,331
Receivables from Intercom communications	34,672	—
Other receivables	137,652	255,132

Total	2,673,926	1,426,134

Cordillera Comunicaciones Holding Limitada and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 5.	Balances and Transactions with Related Companies:

(a) Short-term notes and accounts receivable from related companies as of December 31, 2003 and 2004 are as follows:

Identification		Short-term
Number	Company	2003	2004
		ThCh$	ThCh$

86.547.900-K	S.A. Viña Santa Rita	14,797	1,568
79.952.350-7	Red Televisiva Megavisión S.A.	1,245	185
96.539.380-3	Ediciones Financieras S.A.	—	225
Foreign Entity	Crown Media	25,983	41,105
Foreign Entity	Bresnan Communications de Chile S.A.	190,484	185,838

Total		232,509	228,921

(b) Notes and accounts payable to related companies as of December 31, 2003 and 2004 are as follows:

Identification		Short-term		Long-term
Number	Company	2003	2004	2003	2004
		ThCh$	ThCh$	ThCh$	ThCh$

83.032.100-4	S.y C. Hendaya S.A.	—	2	—	—
Foreign Entity	Bresnan Communications Company Ltd partnership	173,051	158,481	—	—
86.547.900-K	S.A. Viña Santa Rita	24,654	1,140	—	—
79.952.350-7	Red Televisiva Megavisión S.A.	64,769	182,566	—	—
Foreign Entity	Pramer	30,432	66,311	—	—
Foreign Entity	Crown Media	69,994	2,669	—	—
Foreign Entity	Discovery	356,059	300,790	—	—
Foreign Entity	DMX	8,746	10,101	—	—
Foreign Entity	USA Network	25,320	6,750	—	—
Foreign Entity	Liberty Media International, Inc.	—	6,018,813	—	—
90.331.006-6	Cristal Chile S.A.	—	5,146,125	—	872,688

Total		753,025	11,893,748	—	872,688

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

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 8.	Property, Plant and Equipment:

Property, Plant and Equipment as of December 31, 2003 and 2004 are as follows:

	December 31, 2003			December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Value	Depreciation	Depreciation	Value	Depreciation	Depreciation
	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$

Land	500,019	—	—	500,019	—	—

Total Land	500,019	—	—	500,019	—	—

Buildings and construction:
Buildings	129,330	(25,150)	(3,317)	129,331	(43,311)	(4,490)
External Networks	115,016,029	(18,826,777)	(6,092,788)	117,426,344	(25,122,856)	(6,296,079)
Head Installations	1,611,503	(784,885)	(102,687)	1,629,638	(897,113)	(112,229)
Equipment Hub	1,709,744	(98,553)	(44,585)	1,756,915	(184,391)	(85,837)

Total buildings and construction	118,466,606	(19,735,365)	(6,243,377)	120,942,228	(26,247,671)	(6,498,635)

Machinery and Equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Total machinery and equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Total office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Other property, plant and equipment:
Vehicles	650,300	(451,829)	(118,173)	601,342	(492,286)	(93,794)
Tools and instruments	156,390	(64,252)	(27,247)	170,301	(95,478)	(31,226)
Fixed assets in transit	59,838	—	—	—	—	—
Rented office installations	1,225,051	(467,233)	(72,610)	1,288,550	(555,756)	(88,523)
Cable TV materials	4,255,507	—	—	1,764,499	—	—
Work in progress	1,464,705	—	—	588,888	—	—
Decoding equipment	6,938,997	(3,844,929)	(1,292,481)	9,523,417	(5,180,464)	(1,335,543)
Leased assets	341,483	(13,744)	(4,467)	487,266	(65,203)	(51,457)

Total other property, plant and equipment	15,092,271	(4,841,987)	(1,514,978)	14,424,263	(6,389,187)	(1,600,543)

Total property, plant and equipment	150,229,916	(34,686,655)	(9,748,814)	153,700,553	(44,929,770)	(10,296,535)

Note 9.	Investment in Other Companies:

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

Scheduled maturities of long-term bank obligations as of December 31, 2003 and 2004 are as follows:

			December 31,
			2003	December 31, 2004
		Interest	Total						Total
		rate	Long-term	Due in	Due in	Due in	More than		Long-term
Financial institution	Currency	%	Obligations	1-2 Years	2-3 Years	3-5 Years	5 Years	Maturity	Obligations
			ThCh$	ThCh$	ThCh$	ThCh$	ThCh$		ThCh$

Banco Santander-Santiago	U.F.	3.00%	12,206,882	3,047,154	3,047,154	3,047,155	—	Dec-2008	9,141,463
Banco BCI	U.F.	3.13%	5,825,926	1,454,302	1,454,302	1,454,302	—	Dec-2008	4,362,906
Banco Corpbanca	U.F.	3.13%	6,106,824	1,524,422	1,524,422	1,524,422	—	Dec-2008	4,573,266
Banco Estado	U.F.	3.00%	6,106,810	1,524,418	1,524,418	1,524,418	—	Dec-2008	4,573,254

Total			30,246,442	7,550,296	7,550,296	7,550,297	—		22,650,889

	December 31,
	2003	2004

Total liabilities denominated in foreign currency	0.0%	0.0%
Total liabilities denominated in local currency	100.0%	100.0%

Note 13.	Accounts Payable:

The detail of Accounts payable as of December 31, 2003 and 2004 are as follows:

	2003	2004
	ThCh$	ThCh$

Suppliers	5,501,600	4,778,425
Programming	2,804,636	1,959,010
Fees	5,416	5,920
Other accounts payable	946,747	546,016

Total	9,258,399	7,289,371

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

Forward contracts as of December 31, 2003 are detailed as follows:

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income
				Th$	Th$

BCI	250,000	01-06-04	2.13%	—	(33,683)
SECURITY	1,000,000	01-02-04	1.61%	—	(139,949)
SECURITY	500,000	01-02-04	1.26%	—	(68,700)
SECURITY	500,000	01-02-04	1.17%	—	(68,344)
SECURITY	1,000,000	01-05-04	0.97%	—	(132,126)
SECURITY	250,000	01-05-04	1.41%	—	(33,840)
SECURITY	250,000	01-06-04	2.27%	—	(33,935)
SECURITY	250,000	01-06-04	2.04%	—	(33,251)
CORPBANCA	500,000	01-06-04	1.07%	—	(66,406)
CORPBANCA	250,000	01-06-04	1.45%	—	(33,909)
CORPBANCA	250,000	01-06-04	2.10%	—	(33,620)
BCI	500,000	01-30-04	1.50%	—	(78,147)
SECURITY	500,000	01-31-04	0.00%	—	(83,896)
SECURITY	500,000	02-01-04	3.10%	—	(82,045)
SECURITY	500,000	02-02-04	1.76%	—	(83,447)
SECURITY	500,000	02-03-04	1.75%	—	(83,401)

Cordillera Comunicaciones Holding Limitada and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income
				Th$	Th$

SECURITY	500,000	02-04-04	1.71%	—	(83,262)
SECURITY	500,000	02-05-04	1.78%	—	(83,494)
SECURITY	500,000	02-06-04	1.68%	—	(83,170)
SECURITY	1,000,000	02-07-04	2.33%	—	(168,878)
SECURITY	500,000	02-08-04	1.48%	—	(86,718)
CORPBANCA	500,000	02-09-04	2.48%	—	(82,931)
CORPBANCA	500,000	02-10-04	2.30%	—	(82,282)
CORPBANCA	500,000	02-11-04	2.81%	—	(84,066)
BCI	500,000	02-12-04	2.52%	—	(87,201)
BCI	500,000	02-13-04	2.67%	—	(87,669)
BCI	500,000	02-14-04	2.55%	—	(87,286)
BCI	250,000	02-15-04	2.64%	—	(43,792)
SECURITY	500,000	02-16-04	2.32%	—	(86,720)
SECURITY	500,000	02-17-04	0.87%	(81,781)	—
SECURITY	500,000	02-18-04	0.75%	—	(78,310)
SECURITY	500,000	02-19-04	1.08%	(74,423)	—
BCI	550,000	02-20-04	1.53%	—	(76,646)
BCI	500,000	02-21-04	1.49%	—	(69,565)
BCI	500,000	02-22-04	1.47%	—	(69,527)
BCI	250,000	02-23-04	2.43%	—	(35,358)
BCI	250,000	02-24-04	2.23%	—	(35,084)
BCI	500,000	02-25-04	2.43%	—	(70,716)
BCI	1,000,000	02-26-04	2.23%	—	(140,316)
BCI	1,000,000	02-27-04	2.09%	—	(139,550)
BCI	500,000	02-28-04	2.05%	—	(69,660)
BCI	500,000	02-29-04	2.20%	—	(70,082)
SECURITY	600,000	03-01-04	0.72%	—	(86,075)
SECURITY	2,500,000	03-02-04	1.74%	—	(351,342)
SECURITY	750,000	03-03-04	1.53%	(102,090)	—
SECURITY	750,000	03-04-04	1.12%	(98,624)	—
CORPBANCA	450,000	03-05-04	1.52%	—	(62,693)
SECURITY	3,000,000	03-06-04	1.76%	—	(354,082)
SECURITY	1,000,000	03-07-04	2.48%	—	(120,464)
SECURITY	500,000	03-08-04	2.48%	—	(60,232)
SECURITY	500,000	03-09-04	2.43%	—	(60,122)
SECURITY	1,000,000	03-10-04	1.69%	—	(118,089)
CORPBANCA	750,000	03-11-04	2.13%	(94,050)	—
ESTADO	750,000	03-12-04	2.00%	(90,699)	—
ESTADO	750,000	03-13-04	1.98%	(90,632)	—
ESTADO	300,000	03-14-04	1.76%	(38,305)	—
ESTADO	200,000	03-15-04	1.69%	(25,500)	—
ESTADO	250,000	03-16-04	1.53%	(31,748)	—
ESTADO	500,000	03-17-04	1.38%	(62,029)	—
ESTADO	500,000	03-18-04	1.23%	(61,805)	—
ESTADO	500,000	03-19-04	0.75%	(51,336)	—
ESTADO	500,000	03-20-04	0.69%	(46,736)	—

Subtotal	37,350,000			(949,758)	(4,304,081)

Cordillera Comunicaciones Holding Limitada and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income
				Th$	Th$

ESTADO	500,000	01-30-04	2.49%	—	1,491
ESTADO	1,500,000	02-27-04	1.58%	—	4,124
ESTADO	1,000,000	01-30-04	0.94%	—	5,722

Subtotal	3,000,000			—	11,337

Total	40,350,000			(949,758)	(4,292,744)

Forward contracts as of December 31, 2004 are detailed as follows:

Financial				Deferred	Net
Institution	Amount in US$	Maturity	Rate	Income (loss)	income
				ThCh$	ThCh$

ESTADO	1,125,000	07-01-05	0.70%	—	(38,369)
ESTADO	2,250,000	07-01-05	1.11%	—	(148,894)
SECURITY	250,000	07-01-05	0.08%	—	(13,086)
SECURITY	250,000	07-01-05	(0.11)%	—	(12,862)
SECURITY	250,000	07-01-05	0.04%	—	(12,120)
SECURITY	375,000	07-01-05	0.43%	—	(25,970)
ESTADO	300,000	07-01-05	(0.40)%	—	(17,142)
ESTADO	500,000	07-01-05	(0.14)%	—	(25,657)
ESTADO	1,000,000	07-01-05	0.13%	—	(48,896)
ESTADO	375,000	07-01-05	0.20%	—	(25,604)
ESTADO	1,125,000	07-01-05	0.24%	—	(77,164)
SECURITY	1,125,000	07-01-05	0.27%	—	(77,325)
ESTADO	500,000	07-01-05	1.10%	—	(39,535)
ESTADO	1,000,000	07-01-05	1.45%	—	(80,367)
ESTADO	750,000	07-01-05	0.11%	—	(59,660)
ESTADO	825,000	07-01-05	1.00%	—	(69,043)
SECURITY	1,000,000	07-01-05	(0.57)%	—	(70,325)

Total	13,000,000			—	(842,019)

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

Note 26.  Subsequent Events (Unaudited):

On March 11, 2005 the Supreme Court gave its permission for the merger of Metropolis-Intercom S.A. and VTR S.A. to proceed, thereby overcoming the last legal obstacle for the merger to be approved. As a result Cordillera Comunicaciones Holding Limitada was liquidated as of March 29, 2005 and its investment in Metropolis was transferred to VTR S.A. Metropolis will continue its operation as a separate legal entity. Other assets and liabilities were assumed by the shareholders of Cordillera Comunicaciones Holding Limitada.

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

(b) Deferred income taxes:

Starting January 1, 2000, the Company recorded income taxes in accordance with Technical Bulletin No. 60 (BT No. 60) of the Chilean Association of Accountants, recognizing, using the liability method, the deferred tax effects of temporary differences between the financial and tax values of assets and liabilities. As a transitional provision, a contra asset or liability (“complementary account”) has been recorded offsetting the effects of the deferred tax assets and liabilities not recorded prior to January 1, 2000. Such contra asset or liability must be amortized to income over the estimated average reversal periods corresponding to the underlying temporary differences to which the deferred tax asset or liability relates.

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

Under Chilean GAAP, the Company has evaluated the carrying amount of goodwill for impairment. The evaluation of impairment was based on the fair value of the investment which the Company determined using a discounted cash flow approach, stock valuations and recent comparable transactions in the market. In order to estimate fair value, the Company made assumptions about future events that are highly uncertain at the time of estimation. The results of this analysis showed that the Company’s goodwill was not impaired.

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

	Year Ended December 31, 2002
			U.S. GAAP
	Chilean GAAP	Reclassification	Presentation
	ThCh$	ThCh$	ThCh$

Operating loss	(11,641,140)	(5,286,981)	(16,928,121)
Non-operating expenses	(8,456,463)	5,286,981	(3,169,482)

	Year Ended December 31, 2003
			U.S. GAAP
	Chilean GAAP	Reclassification	Presentation
	ThCh$	ThCh$	ThCh$

Operating loss	(7,214,820)	(4,894,029)	(12,108,849)
Non-operating expenses	(8,823,391)	4,894,029	(3,929,362)

	Year Ended December 31, 2004
			U.S. GAAP
	Chilean GAAP	Reclassification	Presentation
	ThCh$	ThCh$	ThCh$

Operating loss	(8,645,859)	(4,220,459)	(12,866,318)
Non-operating expenses	(6,360,795)	4,220,459	(2,140,336)

The following reclassifications are required to conform the presentation of Chilean GAAP balance sheet information to that required under U.S. GAAP for the years ended December 31, 2003 and 2004. The reclassification amounts are determined in accordance with Chilean GAAP.

	Year Ended December 31, 2003
			U.S. GAAP
	Chilean GAAP	Reclassification	Presentation
	ThCh$	ThCh$	ThCh$

Total current assets	15,167,731	949,757	16,117,488
Total current liabilities	25,185,654	949,757	24,235,897

	Year Ended December 31, 2004
			U.S. GAAP
	Chilean GAAP	Reclassification	Presentation
	ThCh$	ThCh$	ThCh$

Total current liabilities	44,305,345	22,650,889	66,956,234
Total long-term liabilities	28,254,037	(22,650,889)	5,603,148

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

(e)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2004 management believes that their assets are not impaired.

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

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R state that nonpublic entities must apply FIN 46R immediately to all entities created after December 31, 2003, and to all other entities, regardless of the date of creation, no later than the beginning of the first annual reporting period beginning after December 31, 2004.

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

EXHIBIT INDEX

Exhibit No.	Description

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, the banks and financial institutions listed therein as Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and certain others, amending and restating the €1,072,000,000 Credit Agreement originally dated January 16, 2004 (the First Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 10.32 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.6	Amendment, dated December 15, 2005, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2005 (File No. 000-51360)).
4.7	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, amending and restating the First Amended and Restated Senior Credit Facility (the Second Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006 (the March 31, 2006 10-Q)).
4.8	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility J Lenders listed therein under the Second Amended and Restated Senior Credit Facility.*

Exhibit No.	Description

4.9	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility K Lenders listed therein under the Second Amended and Restated Senior Credit Facility.*
4.10	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein under the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.11	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors, listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the Incentive Plan 8-K)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K).
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of Liberty Media International, Inc., the predecessor issuer to the Registrant (LMI)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LMI’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.10	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).

Exhibit No.	Description

10.11	Liberty Global, Inc. Senior Executive Performance Incentive Plan effective November 1, 2006 (the SEP Incentive Plan).*
10.12	Form of Participation Certificate under the SEP Incentive Plan.*
10.13	Liberty Global, Inc. 2006 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 1.01 of the Registrant’s Current Report on Form 8-K, filed March 14, 2006 (File No. 000-51360)).
10.14	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.15	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.16	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.17	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.18	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K).
10.19	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).
10.20	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K).
10.21	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.22	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director.*
10.23	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.24	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.25	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360) (the Aircraft 8-K)).
10.26	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K).
10.27	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.28	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).

Exhibit No.	Description

10.29	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.30	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.31	Executive Service Agreement, dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K).
10.32	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.33	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.34	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).
10.35	Split Dollar Life Insurance Agreement, dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.36	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant (as successor to LMI), Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.37	Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.38	Amended and Restated Operating Agreement, dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-50671)).
10.39	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 5, 2005 (File No. 000-51360) (the Cablecom 8-K)).
10.40	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K).
10.41	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K).
10.42	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).

Exhibit No.	Description

10.43	Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co.*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of Sibille (Formerly Finsterbusch Pickenhayn Sibille)*
23.5	Consent of Ernst & Young LTDA.*
23.6	Consent of KPMG LLP*
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification *

* Filed herewith