Form 10-Q
period 2007-03-31
Liberty Global, Inc.
filed 2007-05-10
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 30, 2007 was:
Series A common stock — 184,547,653 shares;
Series B common stock — 7,282,683 shares; and
Series C common stock — 192,105,265 shares.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Three Months Ended March 31, 2007 and 2006 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 4.	CONTROLS AND PROCEDURES	68

PART II — OTHER INFORMATION
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	69
ITEM 6.	EXHIBITS	70
Delayed Draw Additional Facility M Accession Agreement
Form of Restricted Share Units Agreement
Senior Executive Performance Plan
Form of Participation Agreement
Form of Non-Employee Director Restricted Share Units Agreement
Form of Non-Qualified Stock Option Agreement
Form of Stock Appreciation Rights
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
	amounts in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,570.0	$1,880.5
Trade receivables, net	698.0	726.5
Other receivables, net	96.4	110.3
Restricted cash (note 13)	492.0	496.1
Other current assets	422.1	349.1

Total current assets	3,278.5	3,562.5
Investments in affiliates, accounted for using the equity method, and related receivables	556.2	1,062.7
Other investments	482.5	477.6
Property and equipment, net (note 6)	9,635.4	8,136.9
Goodwill (note 6)	11,352.4	9,942.6
Franchise rights and other intangible assets not subject to amortization	178.7	177.1
Intangible assets subject to amortization, net (note 6)	2,153.3	1,578.3
Other assets, net	845.8	631.6

Total assets	$28,482.8	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31,	December 31,
	2007	2006
	amounts in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596.9	$652.4
Accrued liabilities and other	1,054.6	810.3
Deferred revenue and advance payments from subscribers and others	780.0	640.1
Accrued interest	192.6	257.0
Current portion of debt and capital lease obligations (notes 7 and 13)	1,501.6	1,384.9

Total current liabilities	4,125.7	3,744.7
Long-term debt and capital lease obligations (notes 7 and 13)	12,809.2	10,845.2
Deferred tax liabilities	475.7	537.1
Other long-term liabilities	1,299.3	1,283.7

Total liabilities	18,709.9	16,410.7

Commitments and contingencies (notes 7 and 11)
Minority interests in subsidiaries	2,683.1	1,911.5

Stockholders’ equity (note 8):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 192,009,227 and 196,896,880 shares, respectively	1.9	2.0
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,284,384 and 7,284,799 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 192,211,337 and 197,256,404 shares, respectively	1.9	2.0
Additional paid-in capital	7,882.6	8,093.5
Accumulated deficit	(1,032.0)	(1,020.3)
Accumulated other comprehensive earnings, net of taxes	235.3	169.8

Total stockholders’ equity	7,089.8	7,247.1

Total liabilities and stockholders’ equity	$28,482.8	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2007	2006
	amounts in millions, except per share amounts

Revenue (note 10)	$2,106.0	$1,488.9

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation of $2.3 million and $1.0 million, respectively) (notes 9 and 10)	875.7	634.5
Selling, general and administrative (SG&A) (including stock-based compensation of $41.2 million and $15.0 million, respectively) (notes 9 and 10)	449.2	332.0
Depreciation and amortization	594.0	425.8
Impairment, restructuring and other operating charges, net	5.3	6.1

	1,924.2	1,398.4

Operating income	181.8	90.5

Other income (expense):
Interest expense (note 10)	(233.0)	(144.1)
Interest and dividend income	24.4	15.7
Share of results of affiliates, net	13.6	1.4
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 5)	(71.5)	113.8
Foreign currency transaction gains, net	13.9	38.6
Loss on extinguishment of debt	—	(8.9)
Gains on disposition of assets, net	0.3	45.3
Other expense, net	(3.3)	(0.1)

	(255.6)	61.7

Earnings (loss) before income taxes, minority interests and discontinued operations	(73.8)	152.2
Income tax expense	(6.3)	(70.3)
Minority interests in earnings of subsidiaries, net	(56.0)	(27.5)

Earnings (loss) from continuing operations	(136.1)	54.4

Discontinued operations (note 4):
Loss from operations	—	(9.3)
Gain on disposal of discontinued operations	—	223.1

	—	213.8

Net earnings (loss)	$(136.1)	$268.2

Earnings (loss) per common share — basic (note 2):
Continuing operations	$(0.35)	$0.12
Discontinued operations	—	0.45

	$(0.35)	$0.57

Earnings (loss) per common share — diluted (note 2):
Continuing operations	$(0.35)	$0.09
Discontinued operations	—	0.43

	$(0.35)	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Net earnings (loss)	$(136.1)	$268.2

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	62.0	68.6
Reclassification adjustment for foreign currency translation losses included in net earnings (loss)	—	1.7
Unrealized gains on available-for-sale securities	2.1	0.4
Reclassification adjustment for net losses on available-for-sale securities included in net earnings (loss)	3.4	2.9
Unrealized gains (losses) on cash flow hedges	(1.0)	0.6

Other comprehensive earnings	66.5	74.2

Comprehensive earnings (loss)	$(69.6)	$342.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings (loss),	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	amounts in millions

Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$7,247.1
Accounting change (note 3)	—	—	—	71.4	124.4	—	195.8

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	(895.9)	169.8	7,442.9
Net loss	—	—	—	—	(136.1)	—	(136.1)
Other comprehensive earnings, net of tax	—	—	—	—	—	66.5	66.5
Repurchase and cancellation of common stock (note 8)	(0.1)	—	(0.1)	(301.4)	—	—	(301.6)
Stock-based compensation, net of taxes (note 9)	—	—	—	14.0	—	—	14.0
Stock issued in connection with equity incentive plans	—	—	—	3.9	—	—	3.9
Adjustments due to changes in subsidiaries’ equity and other, net (note 8)	—	—	—	1.2	—	(1.0)	0.2

Balance at March 31, 2007	$1.9	$0.1	$1.9	$7,882.6	$(1,032.0)	$235.3	$7,089.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Cash flows from operating activities:
Net earnings (loss)	$(136.1)	$268.2
Net loss from discontinued operations	—	(213.8)

Earnings (loss) from continuing operations	(136.1)	54.4
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	43.5	16.0
Depreciation and amortization	594.0	425.8
Impairment, restructuring and other operating charges	5.3	6.1
Amortization of deferred financing costs and non-cash interest	30.2	21.3
Share of results of affiliates, net of dividends	(13.2)	(0.7)
Realized and unrealized losses (gains) on financial and derivative instruments, net	71.5	(113.8)
Foreign currency transaction gains, net	(13.9)	(38.6)
Loss on extinguishment of debt	—	8.9
Gains on disposition of assets, net	(0.3)	(45.3)
Deferred income tax expense (benefit)	(29.1)	50.2
Minority interests in earnings of subsidiaries, net	55.9	27.5
Other non-cash items	5.3	4.5
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(26.8)	8.2
Net cash provided by operating activities of discontinued operations	—	47.4

Net cash provided by operating activities	586.3	471.9

Cash flows from investing activities:
Capital expended for property and equipment	(505.2)	(289.6)
Cash paid in connection with acquisitions, net of cash acquired	(39.4)	(129.4)
Net cash received (paid) to purchase and settle derivative instruments	(16.8)	2.2
Proceeds received upon dispositions of assets	2.0	92.9
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	536.7
Other investing activities, net	2.6	(8.1)
Net cash used by investing activities of discontinued operations	—	(50.7)

Net cash provided (used) by investing activities	$(556.8)	$154.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Cash flows from financing activities:
Repurchase of common stock	$(301.6)	$(121.3)
Repayments of debt and capital lease obligations	(98.2)	(1,292.5)
Proceeds from issuance of stock by subsidiaries	14.2	5.2
Change in cash collateral	10.2	—
Borrowings of debt	6.3	1,491.6
Payment of deferred financing costs	—	(12.9)
Other financing activities, net	5.5	0.9

Net cash provided (used) by financing activities	(363.6)	71.0

Effect of exchange rates on cash	23.6	24.2

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(310.5)	724.2
Discontinued operations	—	(3.1)

Net increase (decrease) in cash and cash equivalents	(310.5)	721.1
Cash and cash equivalents:
Beginning of period	1,880.5	1,202.2

End of period	$1,570.0	$1,923.3

Cash paid for interest	$205.8	$151.1

Net cash paid for taxes	$38.3	$26.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations at March 31, 2007 in 17 countries. Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries, UPC Holding BV (UPC Holding), Liberty Global Switzerland, Inc. (LG Switzerland) and Telenet Group Holding NV (Telenet), we provide broadband communications services in 11 European countries. LG Switzerland held our 100% ownership interest in Cablecom Holdings GmbH (Cablecom), a broadband communications operator in Switzerland through April 16, 2007, when LG Switzerland’s interest in Cablecom was transferred to a subsidiary of UPC Holding, as further described in note 13. The broadband communications operations of UPC Holding and LG Switzerland (for the periods in which LG Switzerland owned Cablecom) are collectively referred to as the UPC Broadband Division. Telenet, which we began accounting for as a consolidated subsidiary on January 1, 2007 (as further described in note 4), provides broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR Global Com, S.A. (VTR), we provide broadband communications services in Chile. Through our indirect 53.4%-owned subsidiary Austar United Communications Limited (Austar), we provide direct-to-home (DTH) satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) non-controlling interests in broadband communications companies in Europe and Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial and derivative instruments, fair values of long-lived assets and any related impairments, capitalization of

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2007.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Earnings per Common Share (EPS)

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, nonvested shares and convertible securities) as if they had been exercised or converted at the beginning of the periods presented. The details of our basic and diluted EPS calculations are set forth below for the indicated periods:

	Three months ended
	March 31,
	2007	2006
	dollar amounts in millions

Numerator (dollars):
Net earnings (loss) applicable to common shareholders (basic EPS computation)	$(136.1)	$268.2
Effect of conversion of UGC Convertible Notes	—	(9.8)

Net earnings (loss) applicable to common shareholders, as adjusted (diluted EPS computation)	$(136.1)	$258.4

Denominator (shares):
Weighted average common shares outstanding (basic EPS computation)	391,037,554	468,864,024
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method), conversion of UGC Convertible Notes and other	—	26,160,215

Weighted average common shares, as adjusted (diluted EPS computation)	391,037,554	495,024,239

We reported a loss from continuing operations during the three months ended March 31, 2007. Therefore, the dilutive effect at March 31, 2007 of the aggregate number of then outstanding options, stock appreciation rights, and nonvested shares of approximately 31.1 million and the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other contracts that may be settled in cash or shares of approximately 38.5 million were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. The calculation of adjusted weighted average common shares for the 2006 period excludes approximately 11.3 million shares because their inclusion would have been anti-dilutive.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(3)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

FIN 48

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes the recognition threshold and provides guidance for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In connection with our January 1, 2007 adoption of FIN 48, we recognized (i) a $158.9 million decrease to our other long-term liabilities related to uncertain income tax positions, (ii) a $187.2 million increase to our deferred tax assets, net of the related valuation allowances, (iii) a $124.4 million decrease to our accumulated deficit and (iv) a $145.8 million decrease to our goodwill. In addition, we recorded a $71.4 million increase to additional paid-in capital and a $4.5 million increase to minority interests in subsidiaries related to the minority interest owners’ share of the decrease to the January 1, 2007 accumulated deficit of a majority-owned subsidiary. See note 8.

Interest and penalties related to income tax liabilities are included in income tax expense.

As of January 1, 2007, our unrecognized tax benefits, net of potential interest and penalties of $17.1 million, aggregated $470.6 million, including approximately $79.7 million that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would record as reductions of goodwill or that we would expect to be offset by valuation allowances. No assurance can be given that any of these tax benefits will be recognized or realized.

During the next 12 months, the period available for examination of our prior year tax returns may expire in several of the tax jurisdictions in which we have operations. If the examination periods were to expire in all such jurisdictions, it is reasonably possible that the amount of unrecognized tax benefits at January 1, 2007 related to these jurisdictions could change significantly and could result in increases to our deferred tax assets or decreases to our liabilities for uncertain tax positions and a favorable impact on our effective income tax rate of up to $36.7 million. In addition, it is reasonably possible that we could take positions with respect to our 2007 tax returns that could result in significant increases to our unrecognized tax benefits during the next 12 months. We are currently unable to provide a meaningful estimate of the range of any such increases. No assurance can be given as to the nature or impact of changes in our unrecognized tax positions during the next 12 months.

LGI and certain of its subsidiaries are subject to U.S. federal and state income tax. Other LGI subsidiaries are subject to the income tax of foreign jurisdictions. Substantially all material foreign income tax examinations have been concluded for tax years through 2002. Currently we are or anticipate being under examination in several jurisdictions where we operate. Although no assurance can be given, we anticipate that the outcome of these examinations will not have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the impact of this standard on our consolidated financial statements.

(4)	Acquisitions and Dispositions

2007 Acquisition

Telenet — On November 13, 2006, Belgian Cable Investors, a Delaware partnership (Belgian Cable Investors) and a majority owned subsidiary of Chellomedia, paid cash consideration of €135.0 million ($172.9 million at the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). The Mixed Intercommunales and certain of our subsidiaries are members of a syndicate (the Telenet Syndicate) that controls Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction, we obtained certain governance rights that provide us with the ability to exercise voting control over Telenet, as further described below. As we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we accounted for Telenet using the equity method through December 31, 2006. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We obtained control of Telenet to enhance our strategic alternatives with respect to our investment position in Telenet.

Under the agreement between the Telenet Syndicate shareholders (the Syndicate Agreement) we have the right (which we could not exercise unless and until we obtained competition approval from the European Commission, which occurred on February 26, 2007) to nominate nine of the 17 members of the Telenet Board and the other Telenet Syndicate shareholders are obligated to vote for such nominees at the relevant Telenet shareholders meeting. Under the Syndicate Agreement and the Telenet Articles of Association, certain Telenet Board decisions must receive the affirmative vote of varying majorities of the directors nominated by the other Telenet Syndicate shareholders in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at March 31, 2007, these special voting requirements currently apply only to certain minority-protective decisions, including affiliate transactions, incurrence of debt in excess of that required to fund Telenet’s business plan and dispositions of assets representing more than 20% of Telenet’s fair market value.

Including the 6,750,000 shares acquired upon the November 13, 2006 exercise of the aforementioned call options and 1,731,138 additional Telenet shares acquired from third parties, we acquired an aggregate 8.4% interest in Telenet during the fourth quarter of 2006.

During the first quarter of 2007, we acquired 2,720,970 or 2.7% of Telenet’s outstanding ordinary shares through transactions with third parties and the conversion of certain subordinated debt warrants, for an aggregate cost of €63.9 million ($83.8 million at the average rate for the period), including direct acquisition costs and the €4.9 million ($6.4 million at the average rate for the period) fair value of the converted subordinated debt warrants.

We have accounted for our acquisition of Telenet as a step acquisition, and have allocated our investment basis to our pro rata share of Telenet’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for the Telenet step acquisition, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Telenet. Although all items in the Telenet valuation process remain open, we expect that the most

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

significant adjustments to the purchase price allocation will involve property and equipment, intangible assets and deferred income taxes.

A summary of the January 1, 2007 opening balance sheet of Telenet (as adjusted for the Telenet shares acquired during the first quarter of 2007) is presented in the following table. The opening balance sheet is based on preliminary purchase price allocations and is therefore subject to adjustment (amounts in millions):

Cash	$77.6
Other current assets	159.0
Property and equipment, net	1,361.4
Goodwill	1,489.7
Intangible assets subject to amortization (a)	645.4
Other assets, net	39.7
Current liabilities	(611.4)
Long-term debt and capital lease obligations	(1,793.9)
Other long-term liabilities	(88.8)
Minority interests (b)	(666.3)

Purchase price (c)	$612.4

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships, with a weighted average remaining useful life of approximately 8.5 years at January 1, 2007, and network rights (see note 7), with a weighted average remaining useful life of approximately 9.5 years at January 1, 2007.

(b)	Represents the minority interest owners’ share of Telenet’s net assets.

(c)	Amount includes the $523.3 million carrying value of our equity method investment in Telenet as of December 31, 2006 and the consideration paid to acquire additional Telenet interests during the first quarter of 2007.

At March 31, 2007, we indirectly owned 31,813,444, or 31.3%, of Telenet’s then outstanding ordinary shares, including 12,855,088 shares that were held by our indirect wholly owned subsidiaries, and 18,958,356 shares that were held through Belgian Cable Investors. The shares held by Belgian Cable Investors at March 31, 2007 include 6,750,000 shares that were held directly by Belgian Cable Investors and 12,208,356 shares that were held by certain entities that are majority owned by Belgian Cable Investors.

2006 Acquisitions

Cable West — During the third and fourth quarters of 2006, J:COM increased its ownership interest in Cable West, Inc. (Cable West) from an 8.6% non-controlling interest to a 95.6% controlling interest for aggregate cash consideration of ¥63.5 billion ($538.0 million at the transaction dates) before direct acquisition costs. Cable West is a broadband communications provider in Japan. For financial reporting purposes, J:COM began consolidating Cable West effective September 30, 2006.

Karneval — On September 18, 2006, (i) Unite Holdco III BV (Unite Holdco) acquired 100% of Karneval Media SRO and Forecable SRO (together Karneval) for aggregate cash consideration of €331.1 million ($420.1 million at the transaction date) before direct acquisition costs, and (ii) Liberty Global Europe NV (Liberty Global Europe), our indirect subsidiary, began consolidating Unite Holdco pursuant to the requirements of FASB

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Interpretation No. 46(R), Consolidation of Variable interest Entities. On December 28, 2006, following the receipt of regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. For financial reporting purposes, we began consolidating Karneval effective September 30, 2006.

INODE — On March 2, 2006 we acquired INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date).

The purchase accounting for our acquisitions of Cable West and Karneval, as reflected in our condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of each acquired entity. As the open items in the valuation processes generally relate to property and equipment, intangible assets and, in the case of Cable West, deferred revenue, we would expect that the primary effects of any potential adjustments to the preliminary purchase price allocation would be changes to the values assigned to these items and to the related depreciation and amortization (including amortization of deferred revenue). In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2006 give effect to the Telenet, Cable West and Karneval acquisitions as if they had been completed as of January 1, 2006. No effect has been given to the acquisition of INODE since it would not have had a material impact on our results of operations for the indicated period. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on January 1, 2006. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

Three months ended
March 31, 2006
in millions, except
per share amounts

Revenue	$1,786.3

Earnings from continuing operations	$50.7

Basic EPS from continuing operations	$0.11

Diluted EPS from continuing operations	$0.08

Dispositions

On December 31, 2006, we sold UPC Belgium NV/SA (UPC Belgium) to Telenet for cash consideration of €184.5 million ($243.3 million at the transaction date), after deducting cash received to settle net cash and working capital adjustments of €20.9 million ($27.6 million at the transaction date). Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation.

On December 19, 2005 we reached an agreement to sell 100% of UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of NBS Nordic Broadband Services AB (Publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of UPC France SA (UPC France) and completed the sale on July 19, 2006. On June 9, 2006, we sold 100% of Priority Telecom Norway A.S. (PT Norway). We have presented UPC Norway, UPC

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Sweden, UPC France and PT Norway as discontinued operations in our condensed consolidated financial statements.

The operating results of UPC Sweden, UPC France and PT Norway that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

Three months ended
March 31, 2006
amounts in millions

Revenue	$160.0

Operating income	$2.8

Loss before income taxes and minority interests	$(9.1)

Net loss from discontinued operations	$(9.3)

We were required to use certain proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $9.8 million for the three months ended March 31, 2006 is included in discontinued operations in the accompanying condensed consolidated statements of operations.

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

	March 31,	December 31,
	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts	$(190.9)	$(174.6)
Embedded derivatives (1)	3.7	3.1
Foreign exchange contracts	(8.1)	28.0
Call and put contracts	49.5	37.4

Total (1)	$(145.8)	$(106.1)

Current asset	$61.1	$51.0
Long-term asset	200.7	166.5
Current liability	(46.6)	(40.3)
Long-term liability	(361.0)	(283.3)

Total (1)	$(145.8)	$(106.1)

(1)	Excludes the prepaid forward sale of The News Corporation Limited (News Corp.) Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended March 31,
	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts	$(37.9)	$54.3
Embedded derivatives (1)	(6.4)	(5.5)
UGC Convertible Notes (2)	(61.2)	33.3
Foreign exchange contracts	13.1	12.1
Call and put contracts	18.1	19.6
Other	2.8	—

Total	$(71.5)	$113.8

(1)	Includes gains and losses associated with the forward sale of the News Corp. Class A common stock.

(2)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Cross-currency and Interest Rate Exchange Contracts

We have various cross currency and interest rate exchange contracts with respect to the U.S. dollar, the euro, the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian new lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). The terms of our outstanding contracts at March 31, 2007 are as follows:

Cross-currency Interest Rate Swaps:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Maturity date	counterparty	counterparty		counterparty	counterparty
	amounts in millions

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
March 2013	$525.0		€393.5	LIBOR + 2.0%	EURIBOR + 2.18%
March 2013	360.0		272.3	LIBOR + 2.0%	5.71%
December 2013	890.0		671.7	LIBOR + 2.0%	5.77%

	$1,775.0		€1,337.5

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
February 2010	105.8		3,018.7	5.50%	4.88%
September 2012	200.0		5,800.0	5.46%	5.30%

	€365.8	CZK	10,521.8

July 2009	€25.0	SKK	951.1	5.50%	6.58%
September 2012	50.0		1,900.0	5.46%	6.04%

	€75.0	SKK	2,851.1

July 2009	€410.0	HUF	118,937.5	5.50%	8.75%

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%

December 2009	€200.0	RON	709.1	5.50%	10.98%
January 2010	60.0		213.1	5.50%	9.65%

	€260.0	RON	922.2

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

Cablecom Luxembourg S.C.A. (Cablecom Luxembourg), a subsidiary of Cablecom and the parent of Cablecom GmbH:
September 2012	€229.1	CHF	335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%

VTR:
September 2014	$145.0	CLP	80,257.5	LIBOR + 3.0%	11.34%
September 2014	145.0		80,257.5	LIBOR + 3.0%	11.06%
September 2014	185.0		102,397.5	LIBOR + 3.0%	11.09%

	$475.0	CLP	262,912.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2007 are as follows:

			Interest rate	Interest rate
			due from	due to
Maturity date	Notional amount		counterparty	counterparty
	in millions

UPC Broadband Holding:
July 2008		€393.5	3 month EURIBOR	6 month EURIBOR+0.01%
January 2009		210.0	EURIBOR	3.58%
April 2010		1,000.0	EURIBOR	3.28%
January 2011		193.5	EURIBOR	3.83%
September 2012		500.0	EURIBOR	2.96%
January 2014		185.0	EURIBOR	4.04%

		€2,482.0

Chellomedia PFH:
December 2013		$90.0	LIBOR	4.98%

December 2013		€105.0	EURIBOR	3.95%

LG Switzerland:
April 2007		€597.9	EURIBOR	2.82%

Cablecom Luxembourg:
December 2010	CHF	618.5	CHF LIBOR	2.19%
September 2012		711.5	CHF LIBOR	2.33%

	CHF	1,330.0

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	100.0	AUD BBSY	6.38%
August 2011		175.0	AUD BBSY	6.14%
August 2013		130.0	AUD BBSY	6.34%
August 2013		100.0	AUD BBSY	6.38%

	AUD	505.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2013		$150.0	LIBOR	5.06%

Telenet:
September 2008		€25.0	3 month EURIBOR	4.49%
September 2009		43.2	3 month EURIBOR	4.52%
September 2010		50.0	3 month EURIBOR	4.70%
December 2011		50.0	3 month EURIBOR	5.29%

		€168.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

			Interest rate	Interest rate
			due from	due to
Maturity date	Notional amount		counterparty	counterparty
	in millions

VTR:
July 2013	CLP	55,350.0	TAB	7.75%
July 2013		55,350.0	TAB	7.80%

	CLP	110,700.0

J:COM:
June 2009		¥27,744.7	TIBOR	0.52%
December 2009		5,500.0	TIBOR	0.55%
December 2009		1,500.0	TIBOR	0.69%
December 2009		3,000.0	TIBOR	0.70%
September 2010		3,000.0	TIBOR	1.46%
September 2011		2,000.0	TIBOR	1.37%
October 2011		5,000.0	¥ LIBOR	1.33%
October 2011		5,000.0	¥ LIBOR	1.38%
April 2013		10,000.0	¥ LIBOR	1.75%
April 2013		5,000.0	¥ LIBOR	1.71%
April 2013		5,000.0	¥ LIBOR	1.81%
October 2013		5,000.0	¥ LIBOR	1.59%
October 2013		5,000.0	¥ LIBOR	1.67%
October 2013		5,000.0	¥ LIBOR	1.69%
October 2013		4,500.0	¥ LIBOR	1.58%

		¥92,244.7

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Maturity date	Notional amount	Maximum rate
	in millions

September 2009	€35.5	4.0%
December 2017	€6.2	5.5%
December 2017	€6.2	6.5%

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

December 2009	€375.0	2.5%	5.5%
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at March 31, 2007:

	Currency		Currency
	purchased		sold
LGI subsidiary	forward		forward		Maturity dates
	amounts in millions

J:COM		$8.7		¥1,029.0	April 2007 — January 2008
VTR		$37.2	CLP	19,953.3	April 2007 — March 2008
Telenet		$362.7		€304.0	December 2008
LG Switzerland		€971.5	CHF	1,516.4	April 2007
LG Switzerland	CHF	591.3		€365.0	April 2007
Austar Entertainment		$44.8	AUD	59.3	April 2007 — March 2009
Liberty Global Europe Financing BV		$120.6	CLP	65,789.0	April 2007 — December 2007
Liberty Global Europe Financing BV	CHF	106.3		€65.6	April 2007
Liberty Global Europe Financing BV		$470.0		€356.7	April 2007

Telenet Call Options and Warrants

At March 31, 2007, Belgian Cable Investors held call options to acquire from other Telenet shareholders an additional 18,668,826 Telenet shares, representing 18.4% of the total Telenet shares outstanding at that date. The call options are priced at €25.00 ($33.43) per share and include 10,093,041 options that expire in August 2007 and 8,575,785 options that expire in August 2009. To the extent that we elect to exercise any of the options expiring in August 2007, we are required to also exercise a ratable number (based on the relative shares covered by each option tranche) of the options expiring in August 2009.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(6)	Long-Lived Assets

Property and equipment, net

The details of property and equipment and the related accumulated depreciation are set forth below:

	March 31,	December 31,
	2007	2006
	amounts in millions

Cable distribution systems	$11,639.1	$9,835.5
Support equipment, buildings and land	1,413.5	1,224.5

	13,052.6	11,060.0
Accumulated depreciation	(3,417.2)	(2,923.1)

Property and equipment, net	$9,635.4	$8,136.9

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows:

					Foreign
			Release of		currency
		Acquisition	pre-acquisition		translation
	January 1,	related	valuation	Adoption of	adjustments	March 31,
	2007	adjustments	allowance	FIN 48	and other	2007
	amounts in millions

UPC Broadband Division:
The Netherlands	$1,403.4	$—	$(21.0)	$(27.6)	$22.3	$1,377.1
Switzerland	2,349.9	—	—	—	13.5	2,363.4
Austria	791.1	—	—	(8.8)	11.0	793.3
Ireland	250.0	—	—	(0.4)	3.5	253.1

Total Western Europe	4,794.4	—	(21.0)	(36.8)	50.3	4,786.9

Hungary	402.3	3.4	—	(9.6)	14.0	410.1
Other Central and Eastern Europe	1,048.4	(20.1)	—	(11.6)	2.1	1,018.8

Total Central and Eastern Europe	1,450.7	(16.7)	—	(21.2)	16.1	1,428.9

Total UPC Broadband Division	6,245.1	(16.7)	(21.0)	(58.0)	66.4	6,215.8
Telenet (Belgium)	—	1,489.7	(16.1)	—	18.5	1,492.1
J:COM (Japan)	2,354.6	0.2	(3.5)	—	21.5	2,372.8
VTR (Chile)	527.6	—	—	(4.8)	(5.6)	517.2
Corporate and other	815.3	17.8	—	(83.0)	4.4	754.5

Total LGI	$9,942.6	$1,491.0	$(40.6)	$(145.8)	$105.2	$11,352.4

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Intangible assets subject to amortization

The details of our amortizable intangible assets are set forth below:

	March 31,	December 31,
	2007	2006
	amounts in millions

Gross carrying amount:
Customer relationships	$2,233.2	$1,797.0
Other	353.6	120.0

	$2,586.8	$1,917.0

Accumulated amortization:
Customer relationships	$(387.6)	$(308.2)
Other	(45.9)	(30.5)

	$(433.5)	$(338.7)

Net carrying amount:
Customer relationships	$1,845.6	$1,488.8
Other	307.7	89.5

	$2,153.3	$1,578.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(7)	Debt and Capital Lease Obligations

The components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2007
	Weighted	Unused borrowing
	average	capacity (b)			Carrying value (c)
	interest	Local			March 31,	December 31,
	rate (a)	currency		US $	2007	2006
		amounts in millions

Debt:
UPC Broadband Holding Bank Facility	6.66%		€1,330.0	$1,778.3	$4,041.3	$4,010.6
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	5.40%	CHF	150.0	123.7	1,103.7	1,094.7
Cablecom Luxembourg Old Senior Notes	9.38%		—	—	429.5	424.8
Cablecom Luxembourg New Senior Notes	8.00%		—	—	401.1	395.7
LG Switzerland PIK Loan	11.99%		—	—	799.5	775.7
Telenet Senior Credit Facility	4.85%		€100.0	133.7	921.3	—
Telenet Senior Discount Notes	11.50%		—	—	304.9	—
Telenet Senior Notes	9.00%		—	—	496.5	—
J:COM Credit Facility	1.11%		¥30,000.0	255.1	623.5	642.5
Other J:COM debt	1.16%		¥6,800.0	57.8	971.3	966.7
UGC Convertible Notes (d)	1.75%		—	—	773.8	702.3
UPC Holding Senior Notes 7.75%	7.75%		—	—	668.6	659.5
UPC Holding Senior Notes 8.63%	8.63%		—	—	401.1	395.7
VTR Bank Facility	8.32%	CLP	136,391.6	252.5	475.0	475.0
Secured borrowing on ABC Family preferred stock	7.45%		—	—	345.0	345.0
Austar Bank Facility	7.86%	AUD	210.0	170.2	315.0	306.4
Chellomedia Bank Facility	7.44%		€50.0	66.9	230.4	229.1
Liberty Puerto Rico Bank Facility	7.48%		$9.0	9.0	149.5	149.9
Other	5.01%		—	—	336.2	206.7

Total debt	6.34%			$2,847.2	13,787.2	11,780.3

Capital lease obligations:
J:COM					434.0	423.8
Telenet					63.4	—
Other subsidiaries					26.2	26.0

Total capital lease obligations					523.6	449.8

Total debt and capital lease obligations					14,310.8	12,230.1
Current maturities					(1,501.6)	(1,384.9)

Long-term debt and capital lease obligations					$12,809.2	$10,845.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(a)	Represents the weighted average interest rate in effect at March 31, 2007 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2007 without regard to covenant compliance calculations. At March 31, 2007, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At March 31, 2007, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the Austar Bank Facility was limited by covenant compliance calculations. Based on the March 31, 2007 covenant compliance calculations, the aggregate amount that will be available for borrowing when the March 31, 2007 bank reporting requirements have been completed is €366.4 million ($489.9 million) under the UPC Broadband Holding Bank Facility and AUD196.0 million ($158.9 million) under the Austar Bank Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	The UGC Convertible Notes are reported at fair value.

Telenet Senior Credit Facility

In May 2006, certain direct and indirect subsidiaries of Telenet Communications NV (Telenet Communications), a wholly owned subsidiary of Telenet, (as borrowers and guarantors) replaced the then existing bank credit facility with a new senior credit facility agreement (the Telenet Senior Credit Facility) with certain banks and financial institutions as lenders. The Telenet Senior Credit Facility matures on March 31, 2011.

The Telenet Senior Credit Facility consists of three facilities: (i) a €600.0 million ($802.2 million) amortizing loan facility, which was drawn in full upon closing (the Telenet Tranche A Facility), (ii) a €200 million ($267.4 million) revolving credit facility of which the unused borrowing capacity was €100.0 million ($133.7 million) as of March 31, 2007 (the Telenet Revolving Facility) and (iii) an uncommitted facility of up to €200.0 million ($267.4 million) or, if utilized for the acquisition of certain Belgian cable assets, up to €350.0 million ($468.0 million).

The Telenet Tranche A Facility and the Telenet Revolving Facility currently bear interest equal to EURIBOR plus 0.90%, and can vary from 0.70% to 1.25% subject to an interest margin ratchet based on the ratio of Telenet’s Net Cash Pay Debt to Consolidated EBITDA. In addition to customary restrictive covenants, prepayment requirements and events of default, the Telenet Senior Credit Facility requires compliance with various financial covenants including Net Cash Pay Debt to Consolidated EBITDA and Consolidated EBITDA to Total Cash Interest Payable. The borrowers under the Telenet Senior Credit Facility are permitted to make certain distributions and restricted payments to shareholders of Telenet provided that such payment or distribution does not breach the terms of the indentures for the Telenet Senior Discount Notes or the Telenet Senior Notes, each as described below.

The Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 0.40% per year.

At March 31, 2007, the outstanding principal balance under the Telenet Tranche A Facility and the Telenet Revolving Facility was €589.0 million ($787.5 million) and €100.0 million ($133.7 million), respectively.

Telenet Senior Discount Notes

On December 22, 2003, Telenet issued Senior Discount Notes (the Telenet Senior Discount Notes) at 57.298% of par value with a principal amount due at maturity of $558.0 million, receiving net proceeds of $300.3 million. Interest on the Telenet Senior Discount Notes began accreting from December 22, 2003 at an annual rate of 11.5%,

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

compounded semi-annually. Commencing on June 15, 2009 until maturity on June 15, 2014, interest is payable semi-annually at an annual rate of 11.5%. There are no required principal repayments prior to maturity. During the fourth quarter of 2005, a portion of the accreted value outstanding under the Telenet Senior Discount Notes was redeemed. At March 31, 2007, the accreted value of the Telenet Senior Discount Notes was €225.0 million ($300.8 million).

The Telenet Senior Discount Notes are senior unsecured obligations of Telenet and are subordinated to the obligations of Telenet’s subsidiaries, including the obligations of Telenet Communications under the Telenet Senior Notes, as defined below.

In addition to customary restrictive covenants, redemption requirements and events of default, the Telenet Senior Discount Notes require compliance with (i) a limitation on indebtedness based on an incurrence-based test and Leverage Ratio, as defined in the indenture, (ii) limitations on restricted payments and (iii) limitations on sales of assets and subsidiary stock.

At any time on or after December 15, 2008, Telenet may redeem some or all of the Telenet Senior Discount Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the 12-month period commencing on December 15 of the years set out below:

Year	Redemption price

2008	105.750%
2009	103.833%
2010	101.917%
2011 and thereafter	100.000%

In addition, at any time prior to December 15, 2008, Telenet may redeem some or all of the Telenet Senior Discount Notes at a redemption price equal to 100% of the principal amount (plus accured and unpaid interest) of the Telenet Senior Discount Notes to be redeemed, plus a “make-whole” premium.

Telenet may redeem all of the Telenet Senior Discount Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of specified changes in tax law. In the event of a Change of Control, as defined in the indenture, Telenet may be required to offer to purchase the notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest thereon.

Telenet Senior Notes

On December 22, 2003, Telenet Communications issued €500.0 million ($619.1 million at the transaction date) principal amount of 9.0% Senior Notes (the Telenet Senior Notes). The Telenet Senior Notes mature on December 15, 2013. During the fourth quarter of 2005, a portion of the outstanding principal amount of the Telenet Senior Notes was redeemed. At March 31, 2007, the outstanding principal balance of the Telenet Senior Notes was €368.4 million ($492.6 million).

The Telenet Senior Notes are senior obligations of Telenet Communications and rank equally with all of Telenet Communications’ existing and future senior debt. As indebtedness of a subsidiary of Telenet, the Telenet Senior Notes are effectively senior in right of payment to the Telenet Senior Discount Notes. Certain subsidiaries of Telenet Communications guarantee the Telenet Senior Notes on a senior subordinated basis. Telenet guarantees the Telenet Senior Notes on a senior basis, which ranks equally with Telenet’s obligations under the Telenet Senior Discount Notes. The Telenet Senior Notes and the guarantees of the Telenet Senior Notes are secured by a second priority security interest in the shares of certain of Telenet’s subsidiaries and by a second ranking pledge of certain

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

intercompany loans. The Telenet Senior Notes contain covenants and events of default similar to the covenants governing the Telenet Senior Discount Notes described above.

At any time on or after December 15, 2008, Telenet Communications may redeem some or all of the Telenet Senior Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest, if redeemed during the 12-month period commencing on December 15 of the years set out below:

Year	Redemption price

2008	104.5%
2009	103.0%
2010	101.5%
2011 and thereafter	100.0%

In addition, at any time prior to December 15, 2008, Telenet Communications may redeem some or all of the Telenet Senior Notes at a redemption price equal to 100% of the principal amount (plus accrued and unpaid interest) of the Telenet Senior Discount Notes to be redeemed, plus a “make-whole” premium.

In the event of a Change of Control, as defined in the indenture, Telenet may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon.

Other Telenet Obligations

Pursuant to agreements with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on broadband networks owned by the PICs (the Telenet Partner Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet Partner Network so that the Telenet Partner Network would be technologically capable of providing two-way communications services (the two-way upgrade). The present value of amounts payable by Telenet to the PICs pursuant to these agreements that correspond to the two-way upgrade of the Telenet Partner Network has been reflected as a financed obligation, with a corresponding amount reflected as an intangible asset associated with Telenet’s right to use the Telenet Partner Network, as described above. As of March 31, 2007, this financed obligation totaled €86.4 million ($115.5 million), and is included within other debt in the above table.

Telenet is required to make payments to the PICs under these agreements during the term of its usage rights. The usage rights were granted for an initial term of 50 years, expiring in 2046, and automatically renew for consecutive terms of 15 years unless terminated with ten years notice. Payments after year 20 of the agreements have not been reflected in the financed obligation mentioned above. In addition, Telenet has a legal obligation to reimburse the PICs for 20% of the replacements and extensions to the Telenet Partner Network that are in excess of the cost of the two-way upgrade. Amounts paid to the PICs for the reimbursement of replacements and extensions are treated as additions to the aforementioned intangible asset.

The intangible asset includes components that are being amortized over periods ranging from 10 to 20 years, which are based on the estimated respective useful lives of the underlying upgraded assets of the Telenet Partner Network. We include amortization of this intangible asset in amortization expense in our condensed consolidated statement of operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Pursuant to a separate agreement, Telenet also compensates the PICs for operations and maintenance services performed with respect to the Telenet Partner Network. Amounts incurred with respect to this agreement are included in operating expenses in our condensed consolidated statement of operations.

As further described in note 11, certain aspects of the above-described agreements between Telenet and the PICs are the subject of ongoing negotiations and litigation.

Other

For information concerning certain financing transactions that we entered into subsequent to March 31, 2007, see note 13.

(8)	Stockholders’ Equity

Stock Repurchases

On March 8, 2006, our board of directors approved a stock repurchase program under which we may acquire an additional $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Under this program, we acquired $132.1 million of our LGI Series A and Series C common stock during the second and third quarters of 2006. At March 31, 2007, we were authorized under the March 8, 2006 stock repurchase program to acquire an additional $117.9 million of our LGI Series A and Series C common stock.

On January 10, 2007, we purchased 5,084,746 shares of our LGI Series A common stock at $29.50 per share and 5,246,590 shares of our LGI Series C common stock at $28.59 per share, for an aggregate purchase price of $300.0 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. On April 25, 2007, we purchased 7,882,862 shares of our LGI Series A common stock at $35.00 per share and 724,183 shares of our LGI Series C common stock at $32.65 per share, for an aggregate purchase price of $299.5 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. Shares purchased pursuant to the foregoing tender offers are not applied against our March 8, 2006 stock repurchase program.

Subsidiaries’ Equity

In connection with our December 2005 acquisition of a controlling interest in Austar, we recorded the minority interests’ share of Austar’s accumulated deficit at the acquisition date as a decrease to our additional paid-in capital and we have recorded subsequent changes in the minority interest owners’ share of Austar’s equity movements as adjustments to our additional paid-in capital. During the first quarter of 2007, Austar’s accumulated deficit became positive and we began recording the minority interest owners’ share of Austar’s equity movements in minority interests in subsidiaries in our condensed consolidated balance sheet.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(9)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

LGI Series A, Series B and Series C common stock:
Senior Executive and Management Performance Plans	$28.9	$—
Other	12.5	13.0

Total LGI Series A, Series B and Series C common stock	41.4	13.0
Other	2.1	3.0

Total	$43.5	$16.0

LGI Performance Plans

On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan for our senior executives (the Senior Executive Performance Plan) pursuant to the Liberty Global, Inc. 2005 Incentive Plan. The aggregate amount of the maximum achievable awards that may be allocated under the Senior Executive Performance Plan is $313.5 million. In February 2007, the full amount of the maximum achievable awards was allocated or reserved for allocation to participants including our President and Chief Executive Officer, and each of our other executive officers. On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the Management Performance Plan) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the Management Performance Plan, as finalized in February 2007, is $86.5 million. Both plans were amended and restated effective May 2, 2007 primarily to comply with certain requirements imposed by final Treasury Regulations issued pursuant to Section 409A of the Internal Revenue Code. For purposes of determining the $28.9 million of stock-based compensation recorded with respect to the Performance Plans during the three months ended March 31, 2007, we concluded that it was probable that the maximum achievable awards would be earned. Although the compensation committee’s current intention is to settle awards earned under each Performance Plan using restricted or unrestricted stock, we have included the accrued stock compensation related to the Performance Plans in other long-term liabilities in our March 31, 2007 condensed consolidated balance sheet due to the fact that our obligations under the Performance Plans represent fixed amounts that are expected to be settled with a variable number of shares.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(10)	Related Party Transactions

Our related party transactions during the three months ended March 31, 2007 and 2006 consist of the following:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Revenue earned from related parties of:
J:COM (a)	$11.8	$10.9
LGI and consolidated subsidiaries other than J:COM (b)	1.9	2.2

Total LGI	$13.7	$13.1

Operating expenses charged by related parties of:
J:COM (c)	$16.1	$11.8
LGI and consolidated subsidiaries other than J:COM (d)	4.6	3.6

Total LGI	$20.7	$15.4

SG&A expenses charged by related parties of J:COM (e)	$2.6	$3.0

Interest expense charged by related parties of J:COM (f)	$2.8	$2.4

Interest and other income recognized from related parties of LGI and consolidated subsidiaries other than J:COM	$0.2	$—

Capital lease additions — related parties of J:COM (g)	$36.0	$24.8

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates and provides distribution services to other LGI affiliates.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV Co., Ltd. (Jupiter TV) and (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two subsidiaries of Sumitomo Corporation (Sumitomo) and an affiliate of Sumitomo. Sumitomo is the owner of a minority interest in LGI/Sumisho Super Media LLC (Super Media), our indirect majority owned subsidiary and the owner of a controlling interest in J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs.

(f)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(g)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At March 31, 2007 and December 31, 2006, capital lease

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

obligations of J:COM aggregating ¥42.6 billion ($362.3 million) and ¥41.5 billion ($352.9 million) were owed to these Sumitomo entities, respectively.

(11)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and construction activities. For a description of Telenet’s commitments with respect to its agreements with the PICs, see note 7. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

Contingent Obligations

Our equity method investment in Mediatti Communications, Inc. (Mediatti) is owned by our consolidated subsidiary, Liberty Japan MC, LLC (Liberty Japan MC). Another shareholder of Mediatti, Olympus Capital and certain of its affiliates (Olympus), has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at the then fair value. If both the Olympus put right and the Liberty Japan MC call right are not exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010. Upon Olympus’ exercise of its put right, or our exercise of our call right, Liberty Japan MC has the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Olympus’ interest in Mediatti.

Cable Partners Belgium LLC (Cable Partners Belgium), an unaffiliated third party, has the right to require Chellomedia Belgium I BV (Chellomedia Belgium), a subsidiary of Chellomedia and the successor entity to Belgian Cable Holdings, to purchase all of Cable Partners Belgium’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Chellomedia Belgium has the corresponding right to require Cable Partners Belgium to sell all of its interest in Belgian Cable Investors to Chellomedia Belgium for the then appraised fair value during the first 30 days of every six-month period following December 2009. Upon Cable Partners Belgium’s exercise of its put right, Chellomedia Belgium has the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Cable Partners Belgium’s interest in Belgian Cable Investors.

The Class B1 shareholders of Zonemedia Enterprises Ltd. (Zonemedia) have the right, subject to vesting, to put 60% and 100% of their Class B1 shares to Chellomedia at fair value (limited to a maximum of 10 times Zonemedia EBITDA, as defined in the Zonemedia shareholders agreement) on or after January 7, 2008 and January 7, 2010, respectively. Chellomedia has a corresponding call right at fair value that is not subject to any limitation on the Zonemedia EBITDA multiple. The put and call rights are to be settled in cash.

In connection with the April 13, 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

stock to acquire Cristalerías’ interest in VTR. We have reflected the $6.0 million fair value of this put obligation at March 31, 2007 in other current liabilities in our condensed consolidated balance sheet.

The minority owner of Sport 1 TV RT (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport 1 to one of our subsidiaries each year between January 1 and January 31, commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport 1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, calculated as the average annualized EBITDA for the six full calendar months immediately prior to the date of the relevant put exercise, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within 3 months of such date, subject to Chellomedia’s right of first refusal. After such three month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

Four individuals own an 18.8% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.3% indirect interest in J:COM at March 31, 2007. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements

At March 31, 2007, J:COM guaranteed ¥8.6 billion ($73.1 million) of debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2007 to 2017.

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

Legal Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom BV (Priority Telecom). Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering (IPO) of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal is scheduled for May 22, 2007.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest, are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings.

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

Telenet Partner Network Negotiations and Litigation — At March 31, 2007, Telenet provided services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 7, with the networks owned by Telenet accounting for approximately 70%, and the Telenet Partner Network accounting for approximately 30%, of the homes passed by the combined networks. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet is seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years. No assurance can be given that Telenet will be able to negotiate an agreement with the PICs on reasonable terms, on a timely basis, or at all. In this regard, the prospects of such an agreement may be adversely affected by the litigation between Telenet and the PICs, as described below. To the extent that Telenet cannot conclude its negotiations with the PICs on satisfactory terms and Telenet has exhausted other means to resolve network congestion issues, it is possible that certain areas on the Telenet Partner Network would over time begin to experience congestion, resulting in a deterioration in the quality of service that Telenet would be able to provide to its subscribers and possible damage to Telenet’s reputation and its ability to maintain or increase revenue and subscribers in the affected areas.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Telenet and the PICs have also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions have been complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Attempts at an amicable solution thus far have failed. From recent statements and market indications, Telenet has learned that the PICs are considering the launch of certain digital interactive services. Telenet believes that the provision of such services by the PICs would be in breach of Telenet’s exclusive right to provide point-to-point services on the Telenet Partner Network and therefore has instituted legal action before the courts of Brussels to protect its rights. If legal action were to be determined in a manner unfavorable to Telenet or the dispute were to remain unresolved for a prolonged period of time, Telenet’s operations and revenue are likely to be adversely affected, although the extent of such adverse effect is difficult to predict at this time.

The Netherlands Regulatory Developments — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland BV (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in the Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the Administrative Court (of Rotterdam). On February 6, 2007, the Administrative Court declared KPN’s appeal of the NMA decision of September 2005 admissible. The NMA has appealed the Administrative Court’s decision and UPC NL has joined NMA in its appeal.

As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) analyzed eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA analyzed market 18 (wholesale market for video services) and an additional 19th market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006, OPTA announced that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will develop by the creation of guidelines by OPTA and/or by the development of case law. The OPTA decision with respect to market 19 expired on March 17, 2007.

UPC NL appealed the OPTA decisions on April 28, 2006 with the highest administrative court and substantiated its grounds of appeal on July 28, 2006. A court hearing took place on February 1, 2007. The court is expected to render its opinion during the second quarter of 2007.

We do not anticipate that the outcome of these proceedings will result in a material adverse effect on our financial position or results of operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. In the normal course of business, we may be subject to a review of our income tax filings by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities.The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations. For information concerning the impact of our January 1, 2007 adoption of FIN 48, see note 3.

Regulatory Issues — Video distribution, broadband Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV Group, Inc. (DirecTV). VTR and we have received written inquiries from Chilean regulatory authorities seeking to determine whether Liberty Media’s acquisition of the DirecTV interest would violate or otherwise conflict with one of the regulatory conditions imposed on VTR’s combination with Metrópolis prohibiting us from owning, directly or indirectly through related persons, an interest in Chilean satellite or microwave television businesses. We currently are unable to predict the outcome of this inquiry.

In addition to the foregoing items, we have contingencies related to (i) legal proceedings, (ii) wage, property and sales tax issues, (iii) disputes over interconnection and copyright fees and (iv) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

(12)  Segment Reporting

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
March 31, 2007
(unaudited)

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

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business communications (B2B) services. At March 31, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Telenet is a 31.3%-owned indirect subsidiary that provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR is an 80%-owned subsidiary that provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant consolidated operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

As further discussed in note 4, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment. We present only the reportable segments of our continuing operations in the following tables. See note 4.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

	Three months ended March 31,
	2007		2006
		Operating		Operating
	Revenue	cash flow	Revenue	cash flow
	amounts in millions

Performance Measures
UPC Broadband Division:
The Netherlands	$252.0	$128.0	$215.3	$106.1
Switzerland	207.3	103.3	178.8	75.8
Austria	120.0	57.7	88.8	44.5
Ireland	73.7	22.6	61.7	18.6

Total Western Europe	653.0	311.6	544.6	245.0

Hungary	90.0	44.4	75.0	35.8
Other Central and Eastern Europe	183.5	88.6	126.8	61.2

Total Central and Eastern Europe	273.5	133.0	201.8	97.0

Central and corporate operations	5.4	(55.2)	0.7	(51.1)

Total UPC Broadband Division	931.9	389.4	747.1	290.9
Telenet (Belgium)	300.1	136.9	10.2	6.0
J:COM (Japan)	533.3	218.3	437.3	172.2
VTR (Chile)	145.4	54.5	132.9	46.2
Corporate and other	215.8	25.5	180.3	23.1
Intersegment eliminations	(20.5)	—	(18.9)	—

Total consolidated LGI	$2,106.0	$824.6	$1,488.9	$538.4

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Total segment operating cash flow	$824.6	$538.4
Stock-based compensation expense	(43.5)	(16.0)
Depreciation and amortization	(594.0)	(425.8)
Impairment, restructuring and other operating charges, net	(5.3)	(6.1)

Operating income	181.8	90.5
Interest expense	(233.0)	(144.1)
Interest and dividend income	24.4	15.7
Share of results of affiliates, net	13.6	1.4
Realized and unrealized gains (losses) on financial and derivative instruments, net	(71.5)	113.8
Foreign currency transaction gains, net	13.9	38.6
Loss on extinguishment of debt	—	(8.9)
Gains on disposition of assets, net	0.3	45.3
Other expense, net	(3.3)	(0.1)

Earnings (loss) before income taxes, minority interests and discontinued operations	$(73.8)	$152.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Europe:
UPC Broadband Division:
The Netherlands	$252.0	$215.3
Switzerland	207.3	178.8
Austria	120.0	88.8
Ireland	73.7	61.7
Hungary	90.0	75.0
Romania	57.2	42.2
Czech Republic	52.6	28.2
Poland	49.5	38.1
Slovak Republic	14.4	11.5
Slovenia	9.8	6.8
Central and corporate operations (a)	5.4	0.7

Total UPC Broadband Division	931.9	747.1
Chellomedia (b)	76.1	59.9
Telenet (Belgium)	300.1	10.2

Total Europe	1,308.1	817.2

J:COM (Japan)	533.3	437.3

The Americas:
VTR (Chile)	145.4	132.9
Other (c)	34.8	33.7

Total — The Americas	180.2	166.6

Australia	104.9	86.7

Intersegment eliminations	(20.5)	(18.9)

Total consolidated LGI	$2,106.0	$1,488.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands. The revenue reported by the UPC Broadband Division’s central and corporate operations primarily relates to transitional services provided to the buyers of certain of our discontinued operations pursuant to agreements that expire at various dates in 2007.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain and other European countries.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

(c)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

(13)	Subsequent Events

Refinancing of UPC Broadband Holding Bank Facility and Related Transactions

General

Subsequent to March 31, 2007 and as further described below, certain of our subsidiaries entered into various refinancing transactions that, when fully completed, will provide additional liquidity, reduce our weighted average cost of borrowing and extend our debt maturities.

UPC Broadband Holding Bank Facility Refinancing Transactions

In April and May 2007, our indirect subsidiaries UPC Financing Partnership (the Partnership) and UPC Broadband Holding (together, the Borrowers) entered into three additional facility accession agreements and, during May 2007, are expected to enter into a further three additional facility accession agreements (collectively, the Accession Agreements) pursuant to UPC Broadband Holding’s senior secured credit agreement (the UPC Broadband Holding Bank Facility). The Accession Agreements each provide for an additional term loan facility under the UPC Broadband Holding Bank Facility, as summarized in the following table:

Facility	Effective date	Principal amount
		Local currency	U.S. $

M1 (a)	April 16, 2007	€1,175	$1,571.1

M2 (b)	April 17, 2007	€1,695	$2,266.3

M3 (c)	Not yet effective	€520	$695.3

M4 (d)	Not yet effective	€250	$334.3

N1 (e)	Not yet effective	—	$1,775.0

N2 (f)	Not yet effective	—	$125.0

(a)	The proceeds of this facility, which we refer to as “Facility M1,” have been used to repay the outstanding borrowings under the senior secured credit facility agreement for Cablecom Luxembourg and Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility), and, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay the outstanding borrowings under the Payment in Kind (PIK) facility agreement of LG Switzerland, dated September 30, 2005 (the PIK Loan Facility). As of April 16, 2007, Cablecom and its subsidiaries have become subsidiaries of UPC Broadband Holding.

(b)	The proceeds of this facility, which we refer to as “Facility M2,” have been used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility.

(c)	The proceeds of this facility, which we refer to as “Facility M3,” will be used as collateral for any loan, deposit or similar arrangement with the lenders under the senior secured credit facility for VTR, dated September 20, 2006 (the VTR Bank Facility).

(d)	We have signed the Accession Agreement for this facility, which we refer to as “Facility M4,” (and together with Facilities M1, M2 and M3, as “Facility M”), and we expect Facility M4 to become effective in the near

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

future. The availability period for Facility M4 will be as follows: (i) 100% of the facility proceeds will be available to be drawn from the effective date of the relevant Accession Agreement to the date falling nine months after such date (the 50% Date) and (ii) a maximum of 50% of the facility proceeds (if not already utilized under (i) above) from the 50% Date up to the date falling three months after such date. Commitments in the amount of €250 million ($334.3 million) under Facility I under the UPC Broadband Holding Bank Facility will be cancelled by the Borrowers on or before the date of drawing Facility M4.

(e)	This facility, which we refer to as “Facility N1,” will be available to be drawn from the effective date of the relevant Accession Agreement to May 20, 2007. The proceeds of Facility N1 will be used to refinance the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility.

(f)	This facility, which we refer to as “Facility N2,” (and together with Facility N1, as “Facility N”), will be available to be drawn (subject to the completion of the VTR Transfer, as defined below) from the effective date of the relevant Accession Agreement to December 31, 2007. The proceeds of Facility N2 will be used for collateral for any loan, deposit or similar arrangement with the lenders under the VTR Bank Facility.

The applicable interest payable under Facility M is EURIBOR plus 2.0% and the applicable interest payable under Facility N is LIBOR plus 1.75%. Facility M and Facility N have a final maturity date falling on the earlier of (i) December 31, 2014 and (ii) the date (the Relevant Date) falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to such Relevant Date. Any voluntary prepayment of all or part of the principal amount of Facility M (other than Facility M4) or Facility N made on or before May 16, 2008 will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest. Any voluntary prepayment of all or part of the principal amount of Facility M4 made within 12 months of the relevant date of the last drawing under this facility will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

Pursuant to an amendment letter dated April 16, 2007, the UPC Broadband Holding Bank Facility has also been amended to permit the acquisition of LGI’s indirect shareholding in VTR (either directly or indirectly by the acquisition of its holding company) and its Subsidiaries by a member of the Borrower Group (as defined in the UPC Broadband Holding Bank Facility) (the VTR Transfer). The amendment letter also amended the terms of the UPC Broadband Holding Bank Facility to, among other things, permit security interests granted under the VTR Bank Facility and over related deposits or similar arrangements and to permit the disposal of all or any part of any member of the VTR Group (consisting of VTR, its subsidiaries and its parent holding company) without impact on the ability to dispose of other assets in the Borrower Group under applicable covenants.

On April 3, 2007, certain lenders committed to provide (subject to the execution and delivery of a definitive credit facility agreement and the completion of the VTR Transfer) a €150 million ($200.6 million) term loan facility to UPC Holding (the UPC Holding Facility). The availability period for the UPC Holding Facility will be from the relevant date of the credit facility agreement, once signed (and subject to the conditions precedent being satisfied), to December 31, 2007. UPC Holding may, at its option, on or before May 31, 2008 (the Conversion Date), require each lender under the UPC Holding Facility to become an additional facility lender under the UPC Broadband Holding Bank Facility and the outstanding commitments of the lenders under the UPC Holding Facility will be rolled over into Facility M under the UPC Broadband Holding Bank Facility (the Conversion). Initially, the terms and conditions of the UPC Holding Facility will be similar to the terms of the indenture for UPC Holding’s existing Senior Notes due 2014 but, after the Conversion, the UPC Holding Facility will be part of Facility M and will be subject to the terms and conditions of the UPC Broadband Holding Bank Facility. The applicable interest payable under the UPC Holding Facility will be (i) EURIBOR plus 2.75% until the later of the Anniversary Date (as defined below) and the Conversion Date; and (ii) thereafter, EURIBOR plus 2.0%. The final maturity date of the UPC

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)

Holding Facility will be December 31, 2014 unless the Conversion does not occur, in which case, it will be May 31, 2008. Any voluntary prepayment of all or part of the principal amount of the UPC Holding Facility made on or prior to the date falling 12 months after the earlier of (i) the date of the first utilization of the UPC Holding Facility or (ii) May 16, 2007 (such date as determined in (i) or (ii) the Anniversary Date) will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

Redemption of Cablecom Luxembourg Old Fixed Rate Notes

On April 16, 2007, Cablecom Luxembourg redeemed in full its 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes) at a redemption price of 109.375% of the principal amount plus accrued interest through the redemption date. The total amount of the redemption of €330.7 million ($448.1 million at the transaction date) was funded by the Cablecom Luxembourg Defeasance Account, an escrow account created in October 2006 for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes in connection with the covenant defeasance of such Notes. At March 31, 2007 and December 31, 2006, the amount held in the Cablecom Luxembourg Defeasance Account was included in restricted cash in our condensed consolidated balance sheets.

Assumption of Cablecom Luxembourg Senior Notes by UPC Holding

On April 17, 2007, Cablecom Luxembourg’s €300 million Senior Notes due 2016 became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2007 and 2006.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2007.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2006 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interest, operate;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and broadband Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband Internet access services and our average revenue per household;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	Telenet’s ability to favorably resolve negotiations and litigation with the PICs with respect to the Telenet Partner Network;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a significant degree of risk.

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

Overview

We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations at March 31, 2007 in 17 countries. Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding, LG Switzerland and Telenet, we provide broadband communications services in 11 European countries. LG Switzerland held our 100% ownership interest in Cablecom, a broadband communications operator in Switzerland through April 16, 2007, when LG Switzerland’s interest in Cablecom was transferred to a subsidiary of UPC Holding, as further described in note 13 to our condensed consolidated financial statements. The broadband communications operations of UPC Holding and LG Switzerland (for the periods in which LG Switzerland owned Cablecom) are collectively referred to as the UPC Broadband Division. Telenet, which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4 to our condensed consolidated financial statements), provides broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM, we provide broadband communications services in Japan. Through our indirect 80%-owned subsidiary VTR, we provide broadband communications services in Chile. Through our indirect 53.4%-owned subsidiary Austar, we provide DTH satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) non-controlling interests in broadband communications companies in Europe and Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

As further described in note 4 to our condensed consolidated financial statements, we have completed several transactions since January 1, 2006 that impact the comparability of our 2007 and 2006 results, including (i) our consolidation of Telenet effective January 1, 2007, (ii) our consolidation of Karneval effective September 30, 2006, (iii) J:COM’s acquisition of a controlling interest in Cable West on September 28, 2006 and (iv) our acquisition of INODE on March 2, 2006. In addition we have completed the acquisition of certain less significant entities in Europe and Japan since January 1, 2006.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2007, our consolidated subsidiaries owned and operated networks that passed 29.7 million homes and served 22.8 million revenue generating units (RGUs), consisting of 14.7 million video subscribers, 4.8 million broadband Internet subscribers and 3.3 million telephony subscribers.

Including the effects of acquisitions during 2007, our continuing operations added a total of 3.4 million RGUs during the three months ended March 31, 2007. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added total RGUs of 0.4 million during the three months ended March 31, 2007. Our organic RGU growth during the 2007 period is attributable to the growth of our broadband Internet access services and digital telephony (primarily through voice-over-Internet-protocol or VoIP), as significant increases in digital video and DTH video RGUs were more than offset by declines in analog video and, to a lesser extent, multi-channel multi-point (microwave) distribution system (MMDS) video RGUs, resulting in a net decline in video RGUs.

From a strategic perspective, we are seeking to build broadband and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined below and in note 12 to our condensed consolidated financial statements). Therefore, we seek to acquire entities at prudent prices that have strong growth potential and sell businesses that we believe do not meet this profile. We also seek to leverage the reach of our broadband distribution systems to create new content opportunities in order to increase our distribution presence and maximize operating efficiencies. As discussed further under Liquidity and Capital Resources —

Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

From an operational perspective, we focus on achieving organic revenue growth in our broadband communications operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. (As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations and acquisitions.) While we seek to obtain new customers, we also seek to increase the average revenue we receive from each household by increasing the penetration of our digital video, broadband Internet and telephony services with existing customers through product bundling and upselling, or by migrating analog video customers to digital video services that include various incremental service offerings, as described below. We plan to continue to employ this strategy to achieve organic revenue and RGU growth. Although we continue to believe that demand for our service offerings is strong, our ability to sustain our current level of organic revenue and RGU growth in future periods may be impacted by competitive, technological or regulatory developments outside of our control. Moreover, our ability to maintain or increase our monthly subscription fees for our service offerings is limited by competitive and, to a lesser extent, regulatory factors. As such, we expect that most of our organic revenue growth in 2007 will be attributable to RGU growth.

Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in some markets, incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), personal video recorders and high definition television services.

We offer broadband Internet access services in all of our markets. Our residential subscribers can access the Internet via cable modems connected to their personal computers at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of broadband Internet access service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in Austria, Belgium, Chile, Czech Republic, Hungary, Ireland, Japan, the Netherlands, Poland, Puerto Rico, Romania, Slovak Republic, Slovenia and Switzerland, primarily over our broadband networks. In Austria, Belgium, Chile, Hungary, Ireland, Japan and the Netherlands, we provide circuit switched telephony services and VoIP telephony services. Telephony services in the remaining countries are provided using VoIP technology. In select markets, we also offer mobile telephony services using third party networks.

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

Material Changes in Results of Operations

The comparability of our operating results during the 2007 and 2006 interim periods is affected by acquisitions, including our consolidation of Telenet during 2007 and our acquisitions of Karneval, Cable West and INODE during 2006. In the following discussion, we quantify the impact of acquisitions on our results of operations. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and the Japanese yen. In this regard, 38.8% and 25.3% of our U.S. dollar revenue during the three months ended March 31, 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

At March 31, 2007, we owned a 31.3% indirect interest in Telenet, a 36.5% indirect interest in J:COM that we hold through our interest in Super Media, an 80% indirect interest in VTR and a 53.4% indirect interest in Austar (which we report in our corporate and other category for segment reporting purposes). However, as we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of Telenet, J:COM, VTR and, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide CLEC and other B2B services. At March 31, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Telenet provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

As further discussed in note 4 to our condensed consolidated financial statements, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment. We present only the reportable segments of our continuing operations in the following tables. See note 4 to our condensed consolidated financial statements.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings before income taxes, minority interests and discontinued operations, see note 12 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2007, as compared to the corresponding prior year period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates.

We also provide a table showing the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments for the three months ended March 31, 2007 and 2006 at the end of this section.

As discussed above, acquisitions have significantly affected the comparability of the results of operations of our reportable segments. For additional information, see the discussion under Overview above and note 4 to our condensed consolidated financial statements.

Substantially all of the significant increases in our revenue, operating expense and SG&A expenses for our Telenet (Belgium) segment are attributable to the effects of our January 1, 2007 consolidation of Telenet, and accordingly, we do not separately discuss the results of our Telenet (Belgium) segment below. Telenet provides services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 7 to our condensed consolidated financial statements), with the networks owned by Telenet accounting for approximately 70%, and the Telenet Partner Network accounting for 30%, of the aggregate homes passed by the combined networks. For information concerning Telenet’s ongoing negotiations and litigation with the PICs with respect to the Telenet Partner Network that is used by Telenet to provide service to a significant number of telephony and broadband Internet subscribers, see note 11 to our condensed consolidated financial statements.

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

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation. Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue.

Revenue of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$252.0	$215.3	$36.7	17.0	7.4
Switzerland	207.3	178.8	28.5	15.9	10.3
Austria	120.0	88.8	31.2	35.1	24.0
Ireland	73.7	61.7	12.0	19.4	9.6

Total Western Europe	653.0	544.6	108.4	19.9	11.3

Hungary	90.0	75.0	15.0	20.0	9.5
Other Central and Eastern Europe	183.5	126.8	56.7	44.7	29.5

Total Central and Eastern Europe	273.5	201.8	71.7	35.5	22.1

Central and corporate operations	5.4	0.7	4.7	671.4	583.3

Total UPC Broadband Division	931.9	747.1	184.8	24.7	14.7
Telenet (Belgium)	300.1	10.2	289.9	N.M.	N.M.
J:COM (Japan)	533.3	437.3	96.0	22.0	24.6
VTR (Chile)	145.4	132.9	12.5	9.4	12.3
Corporate and other	215.8	180.3	35.5	19.7	12.7
Intersegment eliminations	(20.5)	(18.9)	(1.6)	(8.5)	0.6

Total consolidated LGI	$2,106.0	$1,488.9	$617.1	41.4	35.0

The Netherlands.  The Netherlands’ revenue increased $36.7 million or 17.0% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, the Netherlands’ revenue increased $15.9 million or 7.4%. Most of this increase is attributable to an increase in subscription revenue, due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by a decline in average video RGUs. The decline in average video RGUs includes a decline in average analog video RGUs that was not fully offset by a gain in average digital video RGUs. The decline in average video RGUs is due largely to the effects of competition. The average monthly subscription revenue received per RGU (ARPU) increased slightly during the 2007 period due primarily to (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of digital video RGUs, and to a lesser extent, broadband Internet and telephony RGUs, and (ii) lower discounting. The positive effects of the above factors were only partially offset by the negative effect on ARPU of a higher proportion of broadband Internet customers selecting lower-priced tiers of service. ARPU from telephony services remained relatively constant during the 2007 period as compared to the 2006 period. Subscription revenue for the 2006 period includes $4.8 million related to the release of deferred revenue in connection with rate settlements with certain municipalities. There were no such releases during the 2007 period.

In October 2005, we initiated a program to migrate over time the Netherlands’ analog video cable customers to digital video service. In this program, we provide the customer with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. Effective January 1, 2007, this promotional pricing period was reduced from six months to three months. To the extent that digital video subscribers are retained after the promotional pricing period has elapsed, the Netherlands’ ARPU from video services will be positively impacted. As of March 31, 2007, the promotional pricing period had elapsed for over 65% of the Netherlands’ digital video subscribers and these subscribers are currently generating ARPU that is on average significantly higher than the basic analog rate.

In the third quarter of 2006, the Netherlands introduced more selective marketing strategies with respect to its digital video services. Among other reasons, these more selective strategies were implemented in order to reduce the ongoing marketing, operating and capital costs of our digital video initiative and to improve our ability to retain subscribers to the Netherlands’ digital video service. Due in part to an increase in the emphasis on these more selective marketing strategies, and to the fact that subscriber disconnects (which currently are primarily taking the form of downgrades to our analog video service) were higher than anticipated and our gross RGU additions were somewhat lower than the gross RGU additions during the fourth quarter of 2006, the net number of digital video RGUs added by the Netherlands during the first quarter of 2007 declined significantly, as compared to the fourth quarter of 2006.

We believe that the decline in gross RGU additions during the first quarter of 2007 is attributable to the fact that (i) key drivers to digital video growth such as personal video recorders (launched in December 2006), video on demand (launched in one of the Netherlands’ franchise areas in April 2007, with full deployment expected in the second half of 2007) and high definition television offerings (launched on a limited basis in April 2007, with full deployment expected in the second half of 2007) have not yet had a significant impact on subscriber demand for digital video services in the Netherlands; and (ii) the opportunity to subscribe to digital video services at promotional prices has been communicated to the current analog subscriber base since late 2005 and these analog subscribers have not yet been compelled to subscribe to a digital video service that does not include the enhanced service offerings mentioned above. We believe that the full deployment of our enhanced service offerings will have a positive impact on our ability to grow our digital video subscriber base in the Netherlands by increasing the number of gross RGU additions and improving retention rates for our current digital video subscribers. We also believe that our continued emphasis on our more selective marketing strategies will result in the acquisition of subscribers who are more likely to become long-term customers than those who were acquired under our original marketing strategy. No assurance can be given that we will be successful in our efforts to (i) increase the number of gross RGU additions to the Netherlands’ digital video service or (ii) improve digital video subscriber retention rates.

Switzerland.  Switzerland’s revenue increased $28.5 million or 15.9% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, Switzerland’s revenue increased $18.4 million or 10.3%. Most of this increase is attributable to an increase in subscription revenue, as the number of average broadband Internet, telephony and video RGUs was higher during the 2007 period, as compared to the 2006 period. ARPU remained relatively constant during the 2007 period, as the positive impact of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of telephony, broadband Internet and digital video RGUs and (ii) lower discounts for digital video services was offset by the negative impact of lower ARPU from telephony and broadband Internet services. ARPU from telephony service decreased during the 2007 period primarily due to the impact of lower call volumes and competitive factors. ARPU from broadband Internet services decreased during the 2007 period primarily due to customers selecting lower-priced tiers of service.

Austria.  Austria’s revenue increased $31.2 million or 35.1% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $14.2 million increase that is attributable to the impact of the March 2006 INODE acquisition. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $7.1 million or 8.0%. The majority of this increase is attributable to an increase in subscription revenue as the positive effects of higher average RGUs were only partially offset by a slight decline in ARPU. The increase in average RGUs is attributable to a significant increase in the average number of broadband Internet RGUs and smaller increases in the average number of telephony and video RGUs during the 2007 period. The slight decline in ARPU during the 2007 period is due primarily to the negative impact of lower ARPU from broadband Internet and telephony services that was only partially offset by the positive impact of an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs. The decrease in ARPU from broadband Internet services is attributable to a higher proportion of customers selecting lower-priced tiers of service. ARPU from telephony services decreased due primarily to (i) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced slightly lower than Austria’s circuit switched telephony service, and (ii) lower telephony call volumes. The effect of these negative factors on ARPU were partially offset by the positive impact of a January 2007 rate increase and lower discounts for analog video services. Telephony revenue in Austria decreased slightly on an organic basis during the 2007 period, as the negative effect of the decrease in telephony ARPU was only partially offset by the positive impact of higher average telephony RGUs. Increases in revenue from B2B services, installation fees and other non-subscription revenue also contributed to the increase in Austria’s revenue.

Ireland.  Ireland’s revenue increased $12.0 million or 19.4% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, Ireland’s revenue increased $5.9 million or 9.6%. This increase is attributable to higher subscription revenue, as the average number of broadband Internet and video RGUs was higher in the 2007 period, as compared to the 2006 period. A slight increase in ARPU also contributed to the increase in subscription revenue. The slight increase in ARPU in Ireland is due primarily to the positive effects of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital video RGUs, and (ii) a November 2006 price increase for certain broadband Internet subscribers and lower promotional discounts for broadband Internet services. During the first quarter of 2007, competition and other factors have resulted in a decline in the number of MMDS RGUs in Ireland.

Hungary.  Hungary’s revenue increased $15.0 million or 20.0% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $0.5 million increase that is attributable to the impact of a January 2007 acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Hungary’s revenue increased $6.7 million or 8.9%. This increase is attributable to an increase in subscription revenue, as an increase in the average number of broadband Internet and telephony RGUs was only partially offset by lower average numbers of analog video and DTH RGUs. ARPU was relatively unchanged during the 2007 period, as the positive effects of a January 2007 rate increase for analog video services and improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, was offset by the negative impacts on ARPU of (i) an increase in discounting due to competitive factors, (ii) a higher proportion of customers selecting lower-priced broadband Internet tiers, (iii) growth in Hungary’s VoIP telephony service, which generally is priced lower than Hungary’s circuit switched telephony services, and (iv) lower telephony call volume. The decrease in ARPU for telephony services more than offset the positive impact of higher average telephony RGUs, resulting in a 5.7% decline in Hungary’s telephony revenue during the 2007 period, as compared to the corresponding 2006 period. Hungary is continuing to experience organic declines in analog and DTH video RGUs, primarily due to (i) the effects of competition from an alternative DTH provider and (ii) subscriber reaction to the rate increase for analog video services. The majority of the recent subscriber disconnects in Hungary were located in certain municipalities where the technology of our networks limits our ability to create a less expensive tier of service that would more effectively compete with the alternative DTH provider. Due to a decrease in the average number of DTH video RGUs and lower ARPU from DTH video services, Hungary experienced a 16% decrease in revenue from DTH video services during the 2007 period, as compared to the corresponding 2006 period.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $56.7 million or 44.7% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes an $18.5 million increase that is attributable to the aggregate impact of the September 2006 acquisition of Karneval and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $18.8 million or 14.9%. Most of this increase is attributable to an increase in subscription revenue, as the average number of RGUs was higher in the 2007 period, as compared to the 2006 period. Higher ARPU during the 2007 period also contributed to the increase in subscription revenue. The growth in RGUs during the 2007 period is attributable to increases in the average number of broadband Internet, telephony and video RGUs, with most of the broadband Internet growth occurring in Poland, Romania and the Czech Republic, most of the telephony growth attributable to the expansion of VoIP telephony services in Poland, Romania and the Czech Republic, and most of the video growth occurring in Romania and the Czech Republic. ARPU increased during the 2007 period as the positive effects of (i) an improvement in Other Central and Eastern Europe’s RGU mix, primarily attributable to a higher proportion of broadband Internet and DTH RGUs, and (ii) January 2007 rate increases for video services in certain countries more than offset the negative effects of higher discounting related to increased competition and a higher proportion of broadband Internet subscribers selecting lower-priced tiers.

We continue to experience increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from several alternative video providers that are competing with us in most of our Central and Eastern European markets. In Romania, where we are facing competition from multiple alternative providers (two of which are also offering voice and data services), we experienced significant organic declines in video RGUs during the first quarter of 2007. Most of these declines are occurring in smaller municipalities where Romania’s network has not yet been upgraded to provide broadband Internet, telephony and digital video services. Negative subscriber reaction to a January 1, 2007 rate increase for Romania’s analog video services also contributed to the decline in video RGUs during the 2007 period.

J:COM (Japan).  J:COM’s revenue increased $96.0 million or 22.0% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $55.0 million increase that is attributable to the aggregate impact of the September 2006 acquisition of Cable West and other less significant acquisitions. Excluding the increases associated with these acquisitions and the effects of foreign exchange rate fluctuations, J:COM’s revenue increased $52.4 million or 12.0%. Most of this increase is attributable to increases in subscription revenue, due primarily to increases in the average number of telephony, broadband Internet and video RGUs during the 2007 period. ARPU remained relatively unchanged during the 2007 period as the positive effects of an increased proportion of subscribers selecting (i) digital video services over analog video services and (ii) higher-speed broadband Internet services over lower-speed alternatives were largely offset by the negative effects of (i) bundling discounts and (ii) lower telephony ARPU due to decreases in customer call volumes and minutes used.

VTR (Chile).  VTR’s revenue increased $12.5 million or 9.4% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, VTR’s revenue increased $16.4 million or 12.3%. Most of this increase is attributable to increases in subscription revenue, due primarily to growth in the average number of VTR’s broadband Internet, telephony and digital video RGUs. ARPU declined slightly during the 2007 period, as an increase in ARPU from video services was more than offset by a decrease in ARPU from broadband Internet services. The increase in ARPU from video services is primarily attributable to the net effects of (i) the positive impact of an August 2006 inflation adjustment to rates for video services, (ii) the positive impact of an increase in the proportion of subscribers selecting digital video services over analog video services, and (iii) the negative impact of an increase in the proportion of analog video subscribers selecting a lower-priced tier of service. The lower ARPU from broadband Internet services is primarily attributable to the effects of higher discounting, which were slightly offset by an increase in the proportion of subscribers selecting higher-speed broadband Internet services over the lower-speed alternatives. ARPU from telephony services remained relatively unchanged during the 2007 period as the positive effects of the migration of a significant number of subscribers to a fixed-rate plan was offset by the negative impact of lower call volumes for subscribers that remain on a usage-based plan.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$87.7	$75.5	$12.2	16.2	6.5
Switzerland	70.3	66.1	4.2	6.4	1.2
Austria	43.6	31.0	12.6	40.6	29.2
Ireland	39.0	32.4	6.6	20.4	10.4

Total Western Europe	240.6	205.0	35.6	17.4	8.8

Hungary	33.5	29.3	4.2	14.3	4.5
Other Central and Eastern Europe	68.2	48.2	20.0	41.5	26.3

Total Central and Eastern Europe	101.7	77.5	24.2	31.2	18.1

Central and corporate operations	19.2	18.3	0.9	4.9	(3.3)

Total UPC Broadband Division	361.5	300.8	60.7	20.2	10.5
Telenet (Belgium)	112.1	2.7	109.4	N.M.	N.M.
J:COM (Japan)	212.5	178.2	34.3	19.2	21.8
VTR (Chile)	62.0	55.3	6.7	12.1	15.0
Corporate and other	146.2	115.9	30.3	26.1	18.7
Intersegment eliminations	(20.9)	(19.4)	(1.5)	(7.7)	1.2

Total operating expenses excluding stock-based compensation expense	873.4	633.5	239.9	37.9	32.0

Stock-based compensation expense	2.3	1.0	1.3	130.0

Total consolidated LGI	$875.7	$634.5	$241.2	38.0

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

UPC Broadband Division.  The UPC Broadband Division’s operating expenses increased $60.7 million or 20.2%, during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $14.9 million increase that is attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $16.7 million or 5.6%, primarily due to the net effect of the following factors:

•	Increases in direct programming and copyright costs of $8.8 million during the 2007 period, primarily due to an increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms;

•	Increases in outsourced labor and consulting fees of $4.6 million during the 2007 period, driven by the use of third parties to manage excess call center volume associated with growth in digital video, broadband Internet and VoIP telephone services, primarily in Ireland and Switzerland;

•	An increase in bad debt expense of $4.3 million during the 2007 period, primarily due to write-off experience in Romania and higher revenue from our increasing subscriber base; and

•	Other individually insignificant decreases in personnel costs and information technology related expenses, largely offset by increases in interconnect and other network related costs.

J:COM (Japan).  J:COM’s operating expenses increased $34.3 million or 19.2% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes an $18.6 million increase that is attributable to the impact of the Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, the effects of foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $20.3 million or 11.4%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes (i) a $7.3 million increase in programming and related costs as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital video services over analog video services, (ii) increases in network operating expenses, maintenance and technical support costs, (iii) an increase in the costs incurred by J:COM in connection with construction services provided by J:COM to affiliates and third parties, (iv) increases in salaries and other staff related costs and (v) other individually insignificant increases.

VTR (Chile).  VTR’s operating expenses increased $6.7 million or 12.1% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses increased $8.3 million or 15.0%. This increase is primarily attributable to growth in VTR’s subscriber base, including a $2.5 million increase in programming and a $1.9 million increase in call center and other customer care expenses. Increases in costs for information technologies, network maintenance and technical support, labor costs and higher access charges also contributed to the increase. The higher access charges are due primarily to growth in VTR’s telephone subscribers.

SG&A Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

Europe (UPC Broadband Division):
The Netherlands	$36.3	$33.7	$2.6	7.7	(1.1)
Switzerland	33.7	36.9	(3.2)	(8.7)	(13.4)
Austria	18.7	13.3	5.4	40.6	29.1
Ireland	12.1	10.7	1.4	13.1	3.4

Total Western Europe	100.8	94.6	6.2	6.6	(1.1)

Hungary	12.1	9.9	2.2	22.2	11.6
Other Central and Eastern Europe	26.7	17.4	9.3	53.4	36.7

Total Central and Eastern Europe	38.8	27.3	11.5	42.1	27.6

Central and corporate operations	41.4	33.5	7.9	23.6	13.6

Total UPC Broadband Division	181.0	155.4	25.6	16.5	7.1
Telenet (Belgium)	51.1	1.5	49.6	N.M.	N.M.
J:COM (Japan)	102.5	86.9	15.6	18.0	20.4
VTR (Chile)	28.9	31.4	(2.5)	(8.0)	(5.6)
Corporate and other	44.1	41.3	2.8	6.8	2.8
Inter-segment eliminations	0.4	0.5	(0.1)	(20.0)	(25.0)

Total SG&A expenses excluding stock-based compensation expense	408.0	317.0	91.0	28.7	23.7

Stock-based compensation expense	41.2	15.0	26.2	174.7

Total consolidated LGI	$449.2	$332.0	$117.2	35.3

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

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses increased $25.6 million or 16.5% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $8.8 million increase that is attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses increased $2.3 million or 1.5%, primarily due to the net effect of the following factors:

•	Increases in sales and marketing expenses and commissions of $5.2 million during the 2007 period, reflecting marketing costs incurred in anticipation of a rebranding campaign that is scheduled to be launched during the second quarter of 2007, targeted marketing in Romania to address increased competition, and increased commissions due to RGU growth, particularly in Central and Eastern Europe. These increases were somewhat offset by a favorable settlement related to number porting charges in Switzerland; and

•	Other individually insignificant decreases in outsourced labor and consulting fees, facility and other administrative costs, partially offset by increases in personnel costs primarily due to annual wage increases.

J:COM (Japan).  J:COM’s SG&A expenses increased $15.6 million or 18.0% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $14.9 million increase that is attributable to the aggregate impact of the Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, the effects of foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $2.8 million or 3.3%. This increase is attributable primarily to higher labor and related overhead costs associated with increases in staffing levels and annual wage increases.

VTR (Chile).  VTR’s SG&A expenses decreased $2.5 million or 8.0% during the three months ended March 31, 2007, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses decreased $1.8 million or 5.6%. This decrease includes various individually insignificant items.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). For additional information and a reconciliation of total segment operating cash flow to our consolidated income (loss) before income taxes, minority interests and discontinued operations, see note 12 to our condensed consolidated financial statements. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division
The Netherlands	$128.0	$106.1	$21.9	20.6	10.7
Switzerland	103.3	75.8	27.5	36.3	29.7
Austria	57.7	44.5	13.2	29.7	18.9
Ireland	22.6	18.6	4.0	21.5	11.6

Total Western Europe	311.6	245.0	66.6	27.2	18.1

Hungary	44.4	35.8	8.6	24.0	13.1
Other Central and Eastern Europe	88.6	61.2	27.4	44.8	29.8

Total Central and Eastern Europe	133.0	97.0	36.0	37.1	23.7

Central and corporate operations	(55.2)	(51.1)	(4.1)	(8.0)	0.5

Total UPC Broadband Division	389.4	290.9	98.5	33.9	23.2
Telenet (Belgium)	136.9	6.0	130.9	N.M.	N.M.
J:COM (Japan)	218.3	172.2	46.1	26.8	29.5
VTR (Chile)	54.5	46.2	8.3	18.0	21.3
Corporate and other	25.5	23.1	2.4	10.4	3.0

Total	$824.6	$538.4	$286.2	53.2	45.6

Operating Cash Flow Margin of our Reportable Segments

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments:

	Three months ended
	March 31,
	2007	2006
	%	%

UPC Broadband Division:
The Netherlands	50.8	49.3
Switzerland	49.8	42.4
Austria	48.1	50.1
Ireland	30.7	30.1

Total Western Europe	47.7	45.0

Hungary	49.3	47.7
Other Central and Eastern Europe	48.3	48.3

Total Central and Eastern Europe	48.6	48.1

Total UPC Broadband Division, including central and corporate costs	41.8	38.9
Telenet (Belgium)	45.6	58.8
J:COM (Japan)	40.9	39.4
VTR (Chile)	37.5	34.8

Total (including corporate and other)	39.2	36.2

The increase in our overall operating cash flow margin during the 2007 period, as compared to the 2006 period, is generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost savings and synergies resulting from the continued integration of acquisitions, particularly our 2005 acquisitions in Switzerland and Chile, have also positively impacted our operating cash flow margin. The January 1, 2007 consolidation of Telenet, which has an operating cash flow margin that is significantly higher than our overall operating cash flow margin, also contributed to the improvement in our operating cash flow margin during the 2007 period. The decrease in our operating cash flow margin in our Telenet (Belgium) segment is due to the fact that the 2006 period only includes the results of UPC Belgium. The decline in operating cash flow margins in Austria is due to the continuing effect of the lower margins of INODE, which we acquired in March 2006. As discussed under Revenue of our Reportable Segments above, our broadband operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve our operating margins.

Discussion and Analysis of our Historical Operating Results

General

As noted above, the effects of acquisitions have affected the comparability of our results of operations during the 2007 and 2006 interim periods. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $617.1 million during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $357.8 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $163.5 million or 11.0%. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth.

Operating expense

Our total consolidated operating expenses increased $241.2 million during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $139.0 million increase that is attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.3 million. For additional information, see discussion following SG&A expense below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $63.8 million or 10.1%. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) network related costs and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expense

Our total consolidated SG&A expenses increased $117.2 million during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $70.5 million increase that is attributable to the impact of acquisitions. Our SG&A expenses includes stock-based compensation expense, which increased $26.2 million. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock based compensation expense, total consolidated SG&A expenses increased $4.8 million or 1.5%. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) marketing and advertising costs and sales commissions and (ii) labor costs, partially offset by individually insignificant net decreases. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

LGI common stock (a)	$41.4	$13.0
Other	2.1	3.0

Total	$43.5	$16.0

Operating expense	$2.3	$1.0
SG&A expense	41.2	15.0

Total	$43.5	$16.0

(a)	Our stock-based compensation expense for the 2007 period includes $28.9 million related to our Senior Executive and Management Performance Plans. Our stock-based compensation expense for the 2006 period does not include any amounts related to our Senior Executive and Management Performance Plans as no awards were granted during 2006 and the requisite service period did not begin until January 1, 2007.

For additional information concerning our stock-based compensation, see note 9 to our condensed consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $168.2 million during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase includes a $105.0 million increase that is attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $35.6 million or 8.4%. These increases are due primarily to increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives.

Interest expense

Our total consolidated interest expense increased $88.9 million during the three months ended March 31, 2007 as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $74.8 million or 51.9% during the 2007 period. These increases are primarily attributable to a $2.9 billion or 29.3% increase in our average outstanding indebtedness during the three months ended March 31, 2007, as compared to the corresponding prior year period. The increase in debt is primarily attributable to debt incurred or assumed in connection with recapitalizations and acquisitions. Increases in certain interest rates during the 2007 period also contributed to the overall increase in interest expense.

Interest and dividend income

Our total consolidated interest and dividend income increased $8.7 million during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase represents the net result of an increase in our average consolidated cash and cash equivalent balances and the average interest rate earned on such balances.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Jupiter TV	$10.5	$8.0
Telenet	—	(5.4)
Mediatti Communications, Inc.	—	(1.4)
Other	3.1	0.2

Total	$13.6	$1.4

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financials and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts (a)	$(37.9)	$54.3
Embedded derivatives (b)	(6.4)	(5.5)
UGC Convertible Notes (c)	(61.2)	33.3
Foreign exchange contracts	13.1	12.1
Call and put contracts (d)	18.1	19.6
Other	2.8	—

Total	$(71.5)	$113.8

(a)	The losses on the cross-currency and interest rate exchange contracts for the 2007 period are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with increases in market interest rates in euro, Swiss franc and Australian dollar markets, (iii) losses associated with decreases in market interest rates in U.S. dollar, Japanese yen and Chilean peso markets, (iv) losses associated with an increase in the value of the eastern European currencies relative to the euro, (v) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and (vi) gains associated with a decrease in the value of the Swiss franc relative to the euro. The gains on the cross-currency and interest rate exchange contracts for the 2006 period are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with decreases in market interest rates in Chilean pesos, (iii) gains associated with increases in market interest rates in U.S. dollar, euro, Swiss franc and Australian dollar markets, (iv) losses associated with an increase in the value of the eastern European currencies relative to the euro, (v) gains associated with an increase in the value of the euro relative to the Swiss franc, and (vi) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar.

(b)	Includes gains and losses associated with the forward sale of News Corp. Class A common stock.

(c)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net, in our condensed consolidated statements of operations. See below. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates and (iv) the credit rating of UGC.

(d)	The gains on call and put options during 2006 are primarily attributable to gains on call options that we hold with respect to Telenet ordinary shares.

Foreign currency transaction gains, net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated interim periods:

	Three months ended
	March 31,
	2007	2006
	amounts in millions

U.S. dollar debt issued by a European subsidiary	$27.7	$45.5
U.S. dollar debt issued by a Latin American subsidiary	(5.1)	—
Euro denominated debt issued by UGC (UGC Convertible Notes)	(10.4)	(14.3)
Cash denominated in a currency other than the entities’ functional currency	3.5	5.7
Intercompany notes denominated in a currency other than the entities’ functional currency	(5.3)	0.2
Swiss franc debt issued by a European subsidiary	6.1	1.4
Other	(2.6)	0.1

Total	$13.9	$38.6

Loss on extinguishment of debt

We recognized a loss on extinguishment of debt of $8.9 million during the three months ended March 31, 2006. This loss includes a $7.6 million loss associated with the first quarter 2006 redemption of Cablecom Luxembourg’s floating rate Senior Notes and represents the difference between the redemption and carrying amounts of Cablecom Luxembourg’s floating rate Senior Notes at the date of the redemption. During the second quarter of 2007, we expect to recognize debt extinguishment gains and losses in connection with certain financing transactions that we entered into subsequent to March 31, 2007. See note 13 to our condensed consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on disposition of assets, net, of $0.3 million and $45.3 million during the three months ended March 31, 2007 and 2006, respectively. The gain during the 2006 period relates to the February 2006 sale of our cost investment in Sky Mexico.

Income tax expense

We recognized income tax expense of $6.3 million and $70.3 million during the three months ended March 31, 2007 and 2006, respectively.

The tax expense amount for the three months ended March 31, 2007 differs from the expected tax benefit of $25.8 million (based on the U.S. federal 35% income tax rate) due primarily to (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions that is partially offset by the release of valuation allowances in other jurisdictions, (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans. These amounts are partially offset by the impact of certain permanent differences between the financial and tax accounting treatment of investments in subsidiaries.

The tax expense amount for the three months ended March 31, 2006 differs from the expected tax expense of $53.3 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction and (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, J:COM, Cablecom Luxembourg, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for the majority of our consolidated cash and cash equivalents at March 31, 2007. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, foreign currency exchange rates, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2007 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI and its non-operating subsidiaries	$777.8
UPC Broadband Division:
Cablecom Luxembourg and its unrestricted subsidiaries	230.1
UPC Broadband Holding and its unrestricted subsidiaries	127.7
UPC Holding	1.2
J:COM	213.5
Telenet	125.1
VTR	28.3
Austar	27.2
Chellomedia	23.6
Liberty Puerto Rico	9.4
Other operating subsidiaries	6.1

Total cash and cash equivalents	$1,570.0

LGI and its Non-operating Subsidiaries

The cash and cash equivalent balances of $777.8 million held by LGI and its non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2007. Our remaining cash and cash equivalents of $792.2 million at March 31, 2007 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and its non-operating subsidiaries, (ii) our ability to monetize certain investments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, LGI and its non-operating subsidiaries may also receive distributions or loan repayments from LGI’s subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loans during the first three months of 2007. The majority of this cash was used to purchase LGI common stock.

The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the UGC Convertible Notes. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions, the repurchase of LGI common stock, or other investment opportunities.

During the three months ended March 31, 2007, we purchased 5,084,746 shares of our LGI Series A common stock at a weighted average price of $29.50 per share and 5,246,590 shares of LGI Series C common stock at a weighted average price of $28.59 per share, for an aggregate cash purchase price of $300.0 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. On April 25, 2007, we purchased 7,882,862 shares of our LGI Series A common stock at $35.00 per share and 724,183 shares of our LGI Series C common stock at $32.65 per share, for an aggregate purchase price of $299.5 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. At March 31, 2007, we were authorized under our March 8, 2006 stock repurchase plan to acquire an additional $117.9 million of LGI Series A common and LGI Series C common stock. Shares purchased pursuant to the foregoing tender offers are not applied against our March 8, 2006 stock repurchase program.

Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Cablecom GmbH, Telenet, J:COM, Austar, Chellomedia and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2007, see note 7 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under “Condensed Consolidated Cash Flow Statements” below.

For additional information concerning our acquisitions and dispositions, see note 4 to our condensed consolidated financial statements.

For additional information concerning certain financing transactions that we entered into subsequent to March 31, 2007, see note 13 to our condensed consolidated financial statements.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2007 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2007 was 4.3 and the ratio of our March 31, 2007 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended March 31, 2007 was 3.7.

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

At March 31, 2007, our outstanding consolidated debt and capital lease obligations aggregated $14.3 billion, including $1,501.6 million that is classified as current in our consolidated balance sheet. The current portion of our debt and capital lease obligations includes the $429.5 million carrying value of the Cablecom Luxembourg Old Fixed Rate Notes and the $345.0 million outstanding principle of our secured borrowing on ABC Family preferred stock. The Cablecom Luxembourg Old Fixed Rate Notes were repaid with restricted cash on April 15, 2007. We expect that the source of our repayment of the secured borrowing on the ABC Family Worldwide, Inc. (ABC Family) preferred stock will be the underlying shares of ABC Family preferred stock. At March 31, 2007, our investment in shares of ABC Family Preferred Stock was included in other investments in our condensed consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months.

At March 31, 2007, all of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. At March 31, 2007, Telenet’s total outstanding indebtedness, including capital lease obligations, was €1,422.2 million ($1,901.6 million). For additional information concerning our debt balances and significant developments with respect to our debt instruments during 2007 (including certain transactions that we entered into subsequent to March 31, 2007), see notes 7 and 13 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

During the three months ended March 31, 2007, we used net cash provided by our operating activities of $586.3 million and $310.5 million of our existing cash and cash equivalent balances (excluding a $23.6 million increase due to changes in foreign exchange rates) to fund net cash used by our investing activities of $556.8 million and net cash used by our financing activities of $363.6 million.

The net cash used by our investing activities during the three months ended March 31, 2007 includes (i) capital expenditures of $505.2 million and (ii) net cash paid in connection with acquisitions of $39.4 million.

The UPC Broadband Division accounted for $268.5 million of our consolidated capital expenditures during the three months ended March 31, 2007, and $146.6 million during the three months ended March 31, 2006. The increase in the capital expenditures of the UPC Broadband Division is due primarily to (i) increased costs for the purchase and installation of customer premise equipment, (ii) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments, and (iii) other factors such as information technology upgrades and expenditures for general support systems.

J:COM accounted for $89.5 million and $77.3 million of our consolidated capital expenditures during the three months ended March 31, 2007 and 2006, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $38.5 million and $24.8 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $128.0 million and $102.1 million during the three months ended March 31, 2007 and 2006, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to (i) increased costs for the purchase and installation of customer premise equipment, (ii) expenditures for new build and upgrade projects to expand services, (iii) the effects of acquisitions and (iv) other factors such as information technology upgrades and expenditures for general support systems.

Our Telenet segment accounted for $77.1 million and $1.3 million of our consolidated capital expenditures during the three months ended March 31, 2007 and 2006, respectively. This increase is primarily attributable to our consolidation of Telenet effective January 1, 2007. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. Including $9.4 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $86.5 million during the three months ended March 31, 2007. Telenet’s capital expenditures during the 2007 period relate primarily to (i) the purchase and installation of customer premise equipment, (ii) expenditures for new build and upgrade projects to expand services and (iii) other factors such as expenditures for buildings and general support systems.

On a local currency basis, Telenet’s management currently expects that Telenet’s aggregate full year 2007 capital expenditures will fall within a range of 23% to 25% of Telenet’s 2007 revenue. The actual amount of the 2007 capital expenditures of Telenet may vary from the expected amounts for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results and (iv) the availability of capital. Accordingly, no assurance can be given that Telenet’s actual capital expenditures will not vary from the amounts currently expected.

VTR accounted for $40.7 million of our consolidated capital expenditures during the three months ended March 31, 2007, and $28.5 million during the three months ended March 31, 2006. The increase in the capital expenditures of VTR is due primarily to (i) increased costs for the purchase and installation of customer premise equipment, (ii) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments, and (iii) other factors such as information technology upgrades and expenditures for general support systems.

The timing of cash payments during the three months ended March 31, 2007, as compared to the corresponding prior year period, also contributed to the increases in the capital expenditures of J:COM, the UPC Broadband Division and VTR.

During the three months ended March 31, 2007, the cash used by our financing activities was $363.6 million. Such amount includes stock repurchases of $301.6 million and net borrowings of debt and capital lease obligations of $98.2 million.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at March 31, 2007, see note 11 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At March 31, 2007, J:COM held cash balances of $213.5 million that were denominated in Japanese yen and our European subsidiaries held cash balances of $906.7 million that were denominated in euros. Subject to applicable debt covenants, these Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in equity securities. At March 31, 2007, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $127.1 million.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and the Japanese yen, as 38.8% and 25.3% of our U.S. dollar revenue during the three months ended March 31, 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
	2007	2006

Spot rates:
Euro	0.7479	0.7582
Swiss franc	1.2127	1.2198
Japanese yen	117.59	119.08
Chilean peso	540.06	534.25
Hungarian forint	185.74	190.65
Australian dollar	1.2338	1.2686

	Three months ended
	March 31,
	2007	2006

Average rates:
Euro	0.7629	0.8314
Swiss franc	1.2332	1.2962
Japanese yen	119.39	116.91
Chilean peso	540.56	526.59
Hungarian forint	192.44	211.54
Australian dollar	1.2720	1.3525

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. At March 31, 2007, our primary exposure to variable-rate debt was through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding and Cablecom Luxembourg, the EURIBOR-indexed debt of Telenet and LG Switzerland, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM, the LIBOR-indexed Secured Borrowing on ABC Family Preferred Stock, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries. For information concerning certain financing transactions that we entered into subsequent to March 31, 2007, see note 13 to our condensed consolidated financials statements.

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

Weighted Average Variable Interest Rate — At March 31, 2007, our variable-rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated $9,570.3 billion and the weighted-average interest rate (including margin) on such variable rate indebtedness was approximately 6.4% (7.1% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $47.9 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate exchange contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to largely offset the economic impact of increases in market interest rates.

Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 5 to our condensed consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our derivative and financial instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at March 31, 2007 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €149.9 million ($200.4 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at March 31, 2007 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €152.4 million ($203.8 million), (iii) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at March 31, 2007 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €58.1 million ($77.7 million), and (iv) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2007 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €57.0 million ($76.2 million).

LG Switzerland Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro at March 31, 2007 would have decreased (increased) the aggregate fair value of the LG Switzerland cross-currency and interest rate exchange contracts by approximately €57.1 million ($76.3 million), and (ii) an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) at March 31, 2007 would not have significantly impacted the aggregate fair value of the LG Switzerland cross-currency and interest rate exchange contracts.

Cablecom GmbH and Cablecom Luxembourg Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc at March 31, 2007 would have increased (decreased) the aggregate fair value of the Cablecom GmbH and Cablecom Luxembourg cross-currency and interest rate exchange contracts by approximately CHF 42.1 million ($34.7 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at March 31, 2007 would have increased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF 25.8 million ($21.3 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2007 would have decreased the aggregate fair value of the Cablecom GmbH cross-currency and interest rate exchange contracts by approximately CHF 26.6 million ($21.9 million).

VTR Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the Chilean Peso at March 31, 2007 would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 29.2 billion ($54.1 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at March 31, 2007 would have increased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 9.8 billion ($18.1 million), and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2007 would have decreased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 10.2 billion ($18.9 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at March 31, 2007 would have decreased the fair value of the UGC Convertible Notes by approximately €30.0 million ($40.1 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at March 31, 2007 would have increased the fair value of the UGC Convertible Notes by approximately €39.0 million ($52.1 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at March 31, 2007 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €3.1 million ($4.1 million), and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at March 31, 2007 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €35.5 million ($47.5 million).

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2007, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2007:

Total number
					of shares		Approximate
					purchased as		dollar value of
					part of publicly		shares that may yet
	Total number of		Average price		announced plans		be purchased under
Period	shares purchased		paid per share (a)		or programs		the plans or programs

January 1, 2007 through January 31, 2007	Series A:	5,084,746	Series A:	$29.66	Series A:	—
	Series C:	5,246,590	Series C:	$28.74	Series C:	—	$ (b)
February 1, 2007 through February 28, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$ (b)
March 1, 2007 through March 31, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$ (b)
Total — January 1, 2007 through March 31, 2007	Series A:	5,084,746	Series A:	$29.66	Series A:	—
	Series C:	5,246,590	Series C:	$28.74	Series C:	—	$ (b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On March 8, 2006, our board of directors approved a new stock repurchase program under which we may acquire an additional $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. Under this program, we acquired $132.1 million of our LGI Series A and Series C common stock during the second and third quarters of 2006. At March 31, 2007, we were authorized under the March 8, 2006 stock repurchase program to acquire an additional $117.9 million of our LGI Series A and Series C common stock.

On January 10, 2007, we purchased 5,084,746 shares of our LGI Series A common stock and 5,246,590 shares of our LGI Series C common stock, for an aggregate purchase price of $300.0 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. On April 25, 2007, we purchased 7,882,862 shares of our LGI Series A common stock at $35.00 per share and 724,183 shares of our LGI Series C common stock at $32.65 per share, for an aggregate purchase price of $299.5 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. Shares purchased pursuant to the foregoing tender offers are not applied against our March 8, 2006 stock repurchase program.

In addition to the shares listed in the table above, 15,305 shares of LGI Series A common stock and 15,110 shares of LGI Series C common stock were surrendered during the first quarter of 2007 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the ‘‘Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 12, 2007 (File No. 000-51360) (the ‘‘Facility M 8-K”)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement.*
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan).*
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan).*
10.3	Form of Participation Certificate under the SEP Incentive Plan.*
10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006).*
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan.*
10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: May 10, 2007	/s/ Michael T. Fries

Michael T. Fries President and Chief Executive Officer

Dated: May 10, 2007	/s/ Charles H.R. Bracken

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2007	/s/ Bernard G. Dvorak

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 12, 2007 (File No. 000-51360) (the “Facility M 8-K”)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement.*
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006.*
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan).*
10.3	Form of Participation Certificate under the SEP Incentive Plan.*
10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006).*
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan.*
10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith