Form 10-K/A
period 2006-12-31
Liberty Global, Inc.
filed 2007-06-18
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(As amended by Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006 for the following reasons: (i) to file under Item 8 and Item 15 the consolidated financial statements of its equity investee Telenet Group Holding NV, as required by Rule 3-09 of Regulation S-X, and (ii) to correct typographical and other insignificant errors in Items 1 and 7 and in the Registrant’s consolidated financial statements and notes thereto filed under Item 8. Accordingly, the Registrant hereby amends and replaces in their entirety Items 1, 7, 8 and 15 of its Annual Report on Form 10-K for the year ended December 31, 2006.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and does not purport to reflect any information or events subsequent to the filing thereof.

LIBERTY GLOBAL, INC.

2006 ANNUAL REPORT ON FORM 10-K/A

(Amendment No.1)

Page

PART I
Item 1.	Business	I-1

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1
Item 8.	Financial Statements and Supplementary Data	II-40

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Consent of KPMG AZSA & Co.
Consent of Sibille
Consent of Ernst & Young LTDA
Consent of KPMG LLP
Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)
Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)
Section 1350 Certification

PART I

Item 1.	BUSINESS

General Development of Business

Liberty Global, Inc. (LGI) is an international broadband communications provider of video, voice and broadband Internet access services, with consolidated broadband operations at December 31, 2006, in 16 countries (excluding Belgium). Our operations are primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiaries UPC Holding BV (UPC Holding) and Liberty Global Switzerland, Inc. (LG Switzerland), we provide broadband communications services in 10 European countries (excluding Belgium). As described below, our broadband operations in Belgium ceased to be consolidated on December 31, 2006. LG Switzerland holds our 100% ownership interest in Cablecom Holdings AG (Cablecom), a broadband communications operator in Switzerland. The broadband communications operations of UPC Holding and LG Switzerland are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 80% owned subsidiary VTR GlobalCom, S.A. (VTR), we provide broadband communications services in Chile. We also have (i) consolidated direct-to-home satellite operations in Australia, (ii) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (iii) non-controlling interests in broadband communications companies in Europe and Japan, (iv) consolidated interests in certain programming businesses in Europe and Argentina, and (v) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through our indirect wholly owned subsidiary Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to our UPC Broadband Division and some of our other broadband operations.

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

At December 31, 2006, we owned an indirect 36.6% interest in J:COM that we hold through our interest in Super Media, an 80% interest in VTR and a 53.4% interest in Austar (which we report in our corporate and other category for segment reporting purposes). However, as we control Super Media/J:COM, VTR, and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations. The minority owners’ interests in the operating results of J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net, in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to keep in mind that other third party entities own significant interests in J:COM, VTR and Austar and that Sumitomo, the other member of Super Media, effectively has the ability to prevent our company from consolidating J:COM after February 2010.

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

The UPC Broadband Division, VTR, and to a lesser extent, J:COM experienced declines in their respective 2005 operating cash flow margins as compared to 2004. The declines in the operating cash flow margins of the UPC Broadband Division and VTR were primarily attributable to the initial impact of 2005 acquisitions, higher marketing and advertising costs associated with continued RGU growth and, in the case of the UPC Broadband Division, costs associated with The Netherlands’ D4A program. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of revenue, operating expenses and SG&A expenses.

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

Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified based on the expected timing of the disbursement. At December 31, 2006 and 2005, our restricted cash balances aggregated $496.1 million and $86.3 million, respectively. The December 31, 2005 amount includes $29.5 million that is included in our other long-term assets in our consolidated balance sheet. At December 31, 2006, our restricted cash balances included $437.4 million that is required to be used to redeem the Cablecom Luxembourg Old Fixed Rate Notes and $33.5 million that provides security for cash interest payments on the LG Switzerland PIK Loan. For additional information, see note 11.

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

Acquisition of NTL Ireland

On May 9, 2005, we announced that our indirect subsidiary, UPC Ireland BV (UPC Ireland), had signed a sale and purchase agreement to acquire MS Irish Cable Holdings BV (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), acquired NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland) on May 9, 2005 with funds provided by a loan from UPC Ireland. NTL Ireland, a cable television operator in Ireland, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. We acquired NTL Ireland in order to achieve certain financial, operational and strategic benefits through the integration of NTL Ireland with our existing operations in Ireland.

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

Belgian Cable Holdings, a Delaware partnership (Belgian Cable Holdings), an indirect subsidiary of Chellomedia, owns a majority common equity interest and a 100% preferred interest in Belgian Cable Investors. Belgian Cable Holdings provided 100% of the funding for Belgian Cable Investors’ acquisition of 6,750,000 Telenet shares on November 13, 2006, as described above. In connection with this funding, the interest in Belgian Cable Investors of Cable Partners Belgium LLC (Cable Partners Belgium), an unrelated third party and the minority investor in Belgian Cable Investors was diluted effective in January 2007 from 21.6% to 10.5%. At December 31, 2006 and 2005, the accreted value of Belgian Cable Holdings’ preferred interest in Belgian Cable Investors was $216.1 million and $182.6 million, respectively.

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

Austar Entertainment Pty Ltd. (Austar Entertainment)(f):
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

	Currency	Currency
	purchased	sold
LGI subsidiary	forward	forward		Maturity dates
	amounts in millions

UPC Broadband Holding	€166.0	CZK	4,700.0	January 2007 — March 2007
J:COM	$12.1		¥1,399.2	January 2007 — January 2008
VTR	$32.1	CLP	17,082.9	January 2007 — November 2007
LG Switzerland	€606.4	CHF	925.1	April 2007
Austar Entertainment	$35.9	AUD	48.4	January 2007 — December 2008
Liberty Global Europe Financing BV	$36.4	CLP	19,360.0	March 2007
Liberty Global Europe Financing BV	$175.0		€131.1	January 2007

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

At December 31, 2006 and 2005, the amount of property and equipment, net, recorded under capital leases was $428.6 million and $342.7 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

(11)  Debt

The U.S. dollar equivalents of the components of our company’s consolidated debt and capital lease obligations are as follows:

	December 31, 2006
	Weighted	Unused borrowing
	average	capacity (b)			Fair value		Carrying value (c)
	interest	Local			December 31,		December 31,
	rate (a)	currency		US $	2006	2005	2006	2005
					amounts in millions

Debt:
UPC Broadband Holding Bank Facility	6.45%		€1,330.0	$1,754.2	$4,025.3	$4,059.5	$4,010.6	$4,052.8
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	4.63%	CHF	150.0	123.0	1,097.6	204.3	1,094.7	204.3
Cablecom Luxembourg Old Senior Notes	9.38%		—	—	423.5	1,140.5	424.8	1,174.0
Cablecom Luxembourg New Senior Notes	8.00%		—	—	396.9	—	395.7	—
LG Switzerland PIK Loan	11.74%		—	—	775.7	650.8	775.7	650.8
J:COM Credit Facility	0.97%		¥30,000.0	251.9	647.3	1,059.8	642.5	1,059.8
Other J:COM debt	1.15%		¥5,700.0	47.9	971.8	183.2	966.7	183.2
UGC Convertible Notes	1.75%		—	—	702.3	556.2	702.3	565.5
UPC Holding Senior Notes 7.75%	7.75%		—	—	665.3	553.3	659.5	591.6
UPC Holding Senior Notes 8.63%	8.63%		—	—	412.5	342.6	395.7	355.0
VTR Bank Facility	8.37%	CLP	136,391.6	255.3	471.1	341.4	475.0	341.4
Secured borrowing on ABC Family preferred stock	7.46%		—	—	345.0	—	345.0	—
Austar Bank Facility	7.90%	AUD	210.0	165.5	306.4	139.4	306.4	139.4
Chellomedia Bank Facility	7.31%		€50.0	65.9	226.8	—	229.1	—
Liberty Puerto Rico Bank Facility	7.48%		$9.0	9.0	150.7	127.5	149.9	127.5
Other	7.17%		—	—	210.4	280.9	206.7	280.9

Total debt	6.11%			$2,672.7	$11,828.6	$9,639.4	11,780.3	9,726.2

Capital lease obligations:
J:COM							423.8	326.6
Other subsidiaries							26.0	62.2

Total capital lease obligations							449.8	388.8

Total debt and capital lease obligations							12,230.1	10,115.0
Current maturities							(1,384.9)	(270.0)

Long-term debt and capital lease obligations							$10,845.2	$9,845.0

(a)	Represents the weighted average interest rate in effect at December 31, 2006 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 9.

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

Cablecom Luxembourg Old Senior Notes

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

Austar Bank Facility

On August 3, 2006, Austar Entertainment entered into a new senior secured debt facility (the Austar Bank Facility) with a selected syndicate of local and international banks. The Austar Bank Facility allows Austar Entertainment to borrow up to AUD 600.0 million ($473.0 million). The Austar Bank Facility is comprised of (i) Tranche A, an AUD-denominated, five-year term loan facility due in 2011 for AUD 275.0 million ($216.8 million), which bears interest at BBSY plus margins ranging from 0.9% to 1.4% (the Austar Tranche A Term Loan); (ii) Tranche B, an AUD-denominated, seven-year term loan facility due in 2013 for AUD 300.0 million ($236.5 million), which bears interest at BBSY plus margins ranging from 1.3% to 1.7% (the Austar Tranche B Term Loan); and (iii) an AUD-denominated, six-year revolving loan facility for AUD 25.0 million ($19.7 million) (the Austar Revolving Loan), which bears interest at BBSY plus margins ranging from 0.9% to 1.4%. Borrowings under the Austar Bank Facility mature between 2011 and 2013. As of December 31, 2006, AUD 275.0 million ($216.8 million), AUD 90.0 million ($70.9 million), and AUD 23.7 million ($18.68 million) of the Austar Tranche A Term Loan, the Austar Tranche B Term Loan and the Austar Revolving Loan, respectively, were outstanding under the Austar Bank Facility at a 7.90% weighted average rate (including margin).

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Chellomedia Bank Facility

On December 12, 2006, Chellomedia PFH, an indirect subsidiary of Chellomedia, consummated a senior secured credit facility (the Chellomedia Bank Facility) with certain banks and financial institutions as lenders. The Chellomedia Bank Facility provides the terms and conditions upon which the lenders have made available to Chellomedia PFH the following: (a) four term facilities: (i) a seven-year €87.4 million ($115.3 million) term loan facility, (ii) a seven-year €17.6 million ($23.2 million) term loan facility, (iii) a seven-year $74.9 million term loan facility and (iv) a seven-year $15.1 million term loan facility; (b) a seven-year €25.0 million ($33.0 million) delayed draw facility (which may be drawn through June 8, 2007); and (c) a six-year €25.0 million ($33.0 million) revolving facility (which may also be drawn in Hungarian forints). As of December 31, 2006, the four term facilities have been drawn in full and the delayed draw facility and revolving facility have no outstanding borrowings. The proceeds of the four term facilities have been applied (i) to refinance the €65.0 million ($86.0 million at the transaction date) senior secured credit facility for Plator Holding dated November 23, 2005, (ii) to repay a €43.0 ($56.7 million at the transaction date) intercompany loan related to an August 2006 acquisition and (iii) to loan €34.7 million ($45.8 million) and $90.0 million to its parent entities. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.75% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR) with a downward adjustment to 2.50% per annum if a specified leverage ratio is obtained.

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

Liberty Puerto Rico Bank Facility

On March 1, 2006, Liberty Puerto Rico refinanced its existing bank facility with a portion of the proceeds from a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility also provides for a $10 million six-year revolving loan. Borrowings under the Liberty Puerto Rico Bank Facility have a final maturity in 2013 and bear interest at a margin of 2.25% over LIBOR. The $10 million revolving loan has a commitment fee on undrawn balances of 0.50% per year.

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The current portion of our debt and capital lease obligations at December 31, 2006 is as follows (amounts in millions):

Debt:
Cablecom Luxembourg Old Fixed Rate Notes	$424.8
Secured borrowing on ABC Family preferred stock	345.0
LG Switzerland PIK Loan	327.3
J:COM Credit Facility	107.1
Other J:COM debt	45.4
Other	24.0

Total current portion of debt	1,273.6
Capital lease obligations:
J:COM	108.2
UPC Broadband Division	3.1

Total current portion of capital lease obligations	111.3

Total current portion of debt and capital lease obligations	$1,384.9

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
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

The following table summarizes certain information related to the LGI common stock-incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Year ended December 31,
	2006	2005	2004
	dollar amounts in millions, except per share amounts

LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	4.58 – 5.20%	3.70 – 4.55%	3.61 – 4.36%
Expected life	4.5 – 6.0 years	4.0 – 6.0 years	6.0 years
Expected volatility	24.80 – 29.60%	25.25 – 45.60%	25.00 – 100%
Expected dividend yield	none	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$6.52	$7.64	$9.01
SARs	$6.36	$5.16	$14.03
Restricted stock	$20.28	$22.23	$22.19
Total intrinsic value of awards exercised:
Options	$10.9	$17.8	$7.0
SARs	$22.4	$24.9	$12.0
Total share-based liabilities paid	$—	$24.9	$12.0
Cash received from exercise of options	$17.5	$20.8	$16.1
Income tax benefit related to stock-based compensation	$14.2	$0.7	$36.2
Income tax expense related to exercise of options SARs and restricted stock	$(5.4)	$—	$—

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

Prior to the Spin Off Date in 2004, Liberty Media loaned one of our subsidiaries $116.7 million. This loan was repaid during the third quarter of 2004. In connection with the spin off, we entered into certain agreements with Liberty Media, pursuant to which Liberty Media allocated administrative, facilities and aircraft costs to our company. Most of the intercompany amounts owed to Liberty Media as a result of these arrangements at the Spin Off Date were contributed to our equity in connection with the spin off. Amounts allocated to our company pursuant to these arrangements through the date of the LGI Combination were considered to be related party transactions. Other agreements between our company and Liberty Media that were entered into in connection with the spin off include the Reorganization Agreement (see note 2) and the Tax Sharing Agreement (see note 13).

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

Our related party transactions, which include related party transactions of J:COM during the 2006 and 2005 periods in which we consolidated J:COM, are summarized in the following table:

	Year ended December 31,
	2006	2005	2004
	amounts in millions

Revenue earned from related parties of:
J:COM(a)	$54.4	$52.3	$—
LGI and consolidated subsidiaries other than J:COM(b)	2.1	6.6	5.5

Total LGI	$56.5	$58.9	$5.5

Operating expenses charged by related parties of:
J:COM(c)	$55.0	$73.6	$—
LGI and consolidated subsidiaries other than J:COM(d)	20.0	18.4	15.9

Total LGI	$75.0	$92.0	$15.9

SG&A expenses charged by related parties of:
J:COM(e)	$11.4	$13.5	$—
LGI and consolidated subsidiaries other than J:COM(f)	—	1.5	12.3

Total LGI	$11.4	$15.0	$12.3

Interest expense charged by related parties of:
J:COM(g)	$10.1	$9.5	$—
LGI and consolidated subsidiaries other than J:COM(h)	—	0.2	2.3

Total LGI	$10.1	$9.7	$2.3

Interest and other income recognized from related parties of LGI and consolidated subsidiaries other than J:COM(i)	$0.7	$2.2	$11.8

Capital lease additions — related parties of J:COM(j)	$142.7	$144.3	$—

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from Jupiter TV, a 50% joint venture owned by our company and Sumitomo.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV and other affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two Sumitomo subsidiaries and an affiliate of Sumitomo and (iii) paid monthly fees to an equity method affiliate during 2005 for broadband Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM

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

On November 2, 2004, a subsidiary of our company, Liberty Media, VLG Acquisition and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40.5 million of such proceeds would be allocated to our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We recognized a gain of $40.5 million during the three months ended March 31, 2005 in connection with the closing of this transaction.

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
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

As discussed in note 23, effective December 31, 2006, we adopted SFAS 158. The incremental effect on the individual line items in our balance sheet as of December 31, 2006 was as follows:

	Before application		After application
	of SFAS 158	Adjustments	of SFAS 158
	amounts in millions

Other long-term liabilities (includes liability for pension benefits of $48.1 million at December 31, 2006)	$1,292.2	$(8.5)	$1,283.7
Non-current deferred tax liabilities	$536.2	$0.9	$537.1
Total liabilities	$16,418.3	$(7.6)	$16,410.7
Accumulated other comprehensive earnings, net of taxes	$162.2	$7.6	$169.8
Total stockholders’ equity	$7,239.5	$7.6	$7,247.1

The following is a summary of the funded status of the pension plans:

	Year ended December 31,
	2006	2005
	amounts in millions

Projected benefit obligations at beginning of period	$159.8	$47.8
Acquisitions(a)	17.6	136.0
Service cost	10.8	4.5
Interest cost	6.1	2.7
Actuarial loss (gain)	(5.2)	2.7
Realized gain on settlement	—	(6.0)
Plan participants’ contributions	5.6	1.4
Benefits paid	(15.5)	(22.0)
Effect of change in exchange rates	14.2	(7.3)

Projected benefit obligations at end of period	$193.4	$159.8

Accumulated benefit obligations at end of period	$184.4	$147.0

Fair value of plan assets at beginning of period	$116.1	$10.6
Acquisitions(a)	8.3	102.8
Actual return on plan assets	7.3	3.6
Group contributions	12.5	2.2
Participants’ contributions	5.6	1.4
Benefits paid	(15.0)	(1.0)
Effect of change in exchange rates	10.5	(3.5)

Fair value of plan assets at end of period	$145.3	$116.1

Funded status of the plans:
Funded status of the plans	$(48.1)	(43.7)
Unrecognized net actuarial gain	—	(1.3)

Net liability in the balance sheet	$(48.1)	$(45.0)

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004 — (Continued)

	2005
	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	amounts in millions, except per share amounts

Revenue:
As previously reported	$1,179.0	$1,084.0	$1,105.1	$1,443.1
Effect of discontinued operations (note 6)	(137.0)	—	—	(156.9)

As adjusted	$1,042.0	$1,084.0	$1,105.1	$1,286.2

Operating income:
As previously reported	$88.3	$39.7	$29.1	$84.7
Effect of discontinued operations (note 6)	9.7	—	—	(1.4)

As adjusted	$98.0	$39.7	$29.1	$83.3

Earnings (loss) from continuing operations:
As previously reported	$17.2	$(109.3)	$(123.0)	$141.2
Effect of discontinued operations (note 6)	5.3	—	—	9.0

As adjusted	$22.5	$(109.3)	$(123.0)	$150.2

Net earnings (loss)	$16.5	$(114.0)	$(127.9)	$145.3

Earnings (loss) from continuing operations per common share (note 3) — basic and diluted:
As previously reported	$0.05	$(0.30)	$(0.26)	$0.29
Effect of discontinued operations (note 6)	0.02	—	—	0.02

As adjusted	$0.07	$(0.30)	$(0.26)	$0.31

Earnings (loss) per common share (note 3) — basic and diluted	$0.05	$(0.31)	$(0.27)	$0.30

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-50 of this Annual Report.

(a)(2)	FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
Liberty Global, Inc. Condensed Balance Sheets as of December 31, 2006 and 2005 (Parent Company Only)	IV-9
Liberty Global, Inc. Condensed Statements of Operations for the year ended December 31, 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-10
Liberty Global, Inc. Condensed Statements of Cash Flows for the year ended December 31, 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-11
Liberty Media International, Inc. Condensed Statements of Operations for the six months ended June 30, 2005 and the seven months ended December 31, 2004 (Parent Company Only)	IV-12
Liberty Media International, Inc. Condensed Statements of Cash Flows for the six months ended December 31, 2004 and the seven months ended December 31, 2004 (Parent Company Only)	IV-13
Schedule II — Valuation and Qualifying Accounts	IV-14
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Jupiter TV Co., Ltd. and Subsidiaries
Report of Independent Registered Accounting Firm	IV-15
Consolidated Balance Sheets as of December 31, 2006 and 2005	IV-16
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	IV-18
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	IV-19
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	IV-20
Notes to Consolidated Financial Statements	IV-22
Jupiter Telecommunications Co., Ltd. and Subsidiaries
Report of Independent Registered Accounting Firm	IV-49
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-50
Consolidated Statements of Operations for the years ended December 31, 2003 and 2004	IV-52
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2004	IV-53
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004	IV-54
Notes to Consolidated Financial Statements	IV-55
Torneos y Competencias S.A.
Independent Auditors’ Report	IV-76
Consolidated Balance Sheets as of December 31, 2004 and 2003	IV-77
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	IV-78

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	IV-79
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	IV-80
Notes to Consolidated Financial Statements	IV-81
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-99
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-100
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-101
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-102
Notes to the Consolidated Financial Statements	IV-104
Fox Pan American Sports, LLC and Subsidiary
Report of Independent Registered Public Accounting Firm	IV-138
Consolidated Balance Sheets at December 31, 2004 and 2003	IV-139
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-140
Consolidated Statements of Changes in Members’ (Deficit) Equity for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-141
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-142
Notes to Consolidated Financial Statements	IV-143
Telenet Group Holding NV
Report of Independent Auditors	IV-151
Consolidated Balance Sheets at December 31, 2006 and 2005	IV-152
Consolidated Income Statements for the years ended December 31, 2006 and 2005	IV-153
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006 and 2005	IV-154
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	IV-155
Notes to the Consolidated Financial Statements	IV-156

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, the banks and financial institutions listed therein as Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and certain others, amending and restating the €1,072,000,000 Credit Agreement originally dated January 16, 2004 (the First Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 10.32 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.6	Amendment, dated December 15, 2005, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2005 (File No. 000-51360)).
4.7	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, amending and restating the First Amended and Restated Senior Credit Facility (the Second Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006 (the March 31, 2006 10-Q)).
4.8	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility J Lenders listed therein, under the Second Amended and Restated Senior Credit Facility.*

4.9	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility K Lenders listed therein, under the Second Amended and Restated Senior Credit Facility.*
4.10	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.11	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the Incentive Plan 8-K)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K).
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of Liberty Media International, Inc., the predecessor issuer to the Registrant (LMI)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LMI’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.10	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.11	Liberty Global, Inc. Senior Executive Performance Incentive Plan effective November 1, 2006 (the SEP Incentive Plan).*

10.12	Form of Participation Certificate under the SEP Incentive Plan.*
10.13	Liberty Global, Inc. 2006 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 1.01 of the Registrant’s Current Report on Form 8-K, filed March 14, 2006 (File No. 000-51360)).
10.14	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.15	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.16	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.17	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.18	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K).
10.19	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).
10.20	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K).
10.21	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.22	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director.*
10.23	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.24	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.25	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360) (the Aircraft 8-K)).
10.26	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K).
10.27	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.28	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.29	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.30	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).

10.31	Executive Service Agreement, dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K).
10.32	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.33	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.34	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).
10.35	Split Dollar Life Insurance Agreement, dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.36	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant (as successor to LMI), Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.37	Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.38	Amended and Restated Operating Agreement, dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-50671)).
10.39	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 5, 2005 (File No. 000-51360) (the Cablecom 8-K)).
10.40	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K).
10.41	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K).
10.42	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).
10.43	Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).

21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Sibille (Formerly Finsterbusch Pickenhayn Sibille)**
23.5	Consent of Ernst & Young LTDA.**
23.6	Consent of KPMG LLP**
23.7	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32 — Section 1350 Certification **

* Filed with the Registrant’s Form 10-K dated March 1, 2007

** Filed with the Registrant’s Form 10-K/A (Amendment No. 1) dated June 18, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: June 18, 2007

By	/s/ Elizabeth M. Markowski
Elizabeth M. Markowski
Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	June 18, 2007

/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	June 18, 2007

/s/ John P. Cole John P. Cole	Director	June 18, 2007

/s/ John W. Dick John W. Dick	Director	June 18, 2007

/s/ Paul A. Gould Paul A. Gould	Director	June 18, 2007

/s/ David E. Rapley David E. Rapley	Director	June 18, 2007

/s/ Larry E. Romrell Larry E. Romrell	Director	June 18, 2007

/s/ Gene W. Schneider Gene W. Schneider	Director	June 18, 2007

/s/ J. C. Sparkman J. C. Sparkman	Director	June 18, 2007

/s/ J. David Wargo J. David Wargo	Director	June 18, 2007

/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	June 18, 2007

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	June 18, 2007

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

KPMG AZSA & Co.

Tokyo, Japan
February 23, 2007, except as to Note 23, which is as of June 8, 2007

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

JUPITER TV CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Group Reorganization

On May 22, 2007, the Company executed a comprehensive business restructuring agreement with its shareholders, which included the following matters.

On May 22, 2007, the Company’s shareholders’ meeting resolved to issue one new share of the Company’s common stock to Sumitomo Corporation (“SC”) on May 23, 2007, resulting in SC and LGI owning 50.00014% and 49.99986% of the Company, respectively.

On May 24, 2007, the Company’s Board resolved that it would split into two separate companies with a planned effective date of July 2, 2007. The split plan was subsequently approved by the Company’s shareholders on June 8, 2007. The split is mainly conditional upon receipt by the tax advisors of LGI of certain representations relating to treatment of the reorganization for tax purposes in the United States. The business of the newly incorporated Jupiter TV Co., Ltd, (“New Jupiter TV”) will consist of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan, while the existing Jupiter TV Co. Ltd. will be renamed SC Media & Commerce Inc., (“SCMC”) effective as of July 2, 2007 and its business will center around the operation of Shop Channel, and On-line TV Co. Ltd., a broadband broadcasting business in Japan.

On May 22, 2007, the Company’s Board resolved to enter into a share-for-share exchange agreement with SC whereby all of LGI’s shares in SCMC will be exchanged with SC’s common stock resulting in SCMC becoming a wholly owned subsidiary of SC on July 3, 2007. Such agreement was subsequently approved by the Company’s shareholders on June 8, 2007.

On May 22, 2007, the Company, Jupiter Telecommunication Co., Ltd (“J:Com”) which is a subsidiary of LGI, SC and LGI agreed that New Jupiter TV and J:Com enter into a merger agreement on July 17, 2007, under which New Jupiter TV is scheduled to merge with J:Com on September 1, 2007.

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

To the Board of Directors and Shareholders of Telenet Group Holding NV

In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Telenet Group Holding NV (the “Company”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with International Financial Reporting Standards as adopted by the EU. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

International Financial Reporting Standards as adopted by the EU vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 28 to the consolidated financial statements.

PricewaterhouseCoopers Bedrijfsrevisoren bcvba

Represented by

/s/  B. Gabriëls

Antwerp, Belgium

June 12, 2007

TELENET GROUP HOLDING NV

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Notes	2006	2005
		(In thousands of Euro)

ASSETS
Non-current Assets:
Property and equipment	4	973,379	943,919
Goodwill	5	1,148,745	1,012,544
Other intangible assets	6	278,813	278,347
Other assets		2,319	860

Total non-current assets		2,403,256	2,235,670
Current Assets:
Trade receivables	7	105,589	98,677
Other current assets	8	24,399	26,668
Cash and cash equivalents	9	58,844	210,359

Total current assets		188,832	335,704

TOTAL ASSETS		2,592,088	2,571,374

EQUITY AND LIABILITIES
Equity:
Contributed capital	10	2,543,032	2,532,504
Other reserves	10	5,115	3,860
Hedging reserves	12	(3,599)	1,078
Retained loss		(1,822,891)	(1,828,344)

Total equity		721,657	709,098
Non-current Liabilities:
Long-term debt, less current portion	11	1,330,843	1,288,785
Derivative financial instruments	12	36,485	20,364
Unearned revenue	17	14,825	11,537
Other liabilities	14	29,708	23,755

Total non-current liabilities		1,411,861	1,344,441
Current Liabilities:
Short-term borrowings	11	15,659	—
Current portion of long-term debt	11	59,767	156,129
Accounts payable		180,473	174,701
Accrued expenses and other current liabilities	16	79,492	74,129
Unearned revenue and subscriber advanced payments	17	123,179	112,876

Total current liabilities		458,570	517,835

Total liabilities		1,870,431	1,862,276

TOTAL EQUITY AND LIABILITIES		2,592,088	2,571,374

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV

CONSOLIDATED INCOME STATEMENTS

		For the Years Ended
		December 31,	December 31,
	Notes	2006	2005
		(In thousands of Euro)

Continuing operations
Revenue	17	813,452	733,517
Costs of services provided	18	(510,696)	(456,717)

Gross profit		302,756	276,800
Selling, general and administrative	18	(159,022)	(145,621)

Operating profit		143,734	131,179
Finance costs, net	19	(100,963)	(193,208)

Income (loss) before income tax		42,771	(62,029)
Income tax expense	20	(34,283)	(14,938)

Net income (loss) from continuing operations		8,488	(76,967)
Discontinued operations
Income (loss) from discontinued operations	22	(3,035)	300

Net income (loss)		5,453	(76,667)

Basic and diluted earnings (loss) per share in €:	21
Net income (loss) from continuing operations		0.08	(0.86)
Loss from discontinued operations		(0.03)	0.00

Net income (loss)		0.05	(0.86)

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except shares)

				Share
				Premium
		Number of		and Other	Hedging
	Notes	Shares	Share Capital	Reserves	Reserves	Retained Loss	Total

January 1, 2005		86,527,257	1,427,930	841,334	(26,627)	(1,751,677)	490,960

Unrealized net gain (loss) on derivative contracts recognized directly in equity	12	—	—	—	27,705	—	27,705
Net loss for the year		—	—	—	—	(76,667)	(76,667)

Total recognized loss for 2005		—	—	—	27,705	(76,667)	(48,962)

Recognition of share-based compensation	10	—	—	2,196	—	—	2,196
Ordinary shares issued upon exercise of the Bank Warrants	10	329,994	—	—	—	—	—
Proceeds received upon exercise of the Class B Options	10	—	—	524	—	—	524
Issuance of share capital through IPO, net of offering costs	1	13,347,602	219,435	44,945	—	—	264,380

December 31, 2005		100,204,853	1,647,365	888,999	1,078	(1,828,344)	709,098

Unrealized net gain (loss) on derivative contracts recognized directly in equity	12	—	—	—	(4,677)	—	(4,677)
Net profit for the year		—	—	—	—	5,453	5,453

Total recognized profit for 2006		—	—	—	(4,677)	5,453	776

Recognition of share-based compensation	10	—	—	559	—	—	559
Proceeds received upon exercise of the Class A and Class B Options	10	—	—	5,059	—	—	5,059
Issuance of share capital through Employee Stock Purchase Plan	10	300,033	4,917	1,248	—	—	6,165
Issuance of share capital via exchange of Class A and Class B Profit Certificates	10	580,569	4,363	(4,363)	—	—	—

December 31, 2006		101,085,455	1,656,645	891,502	(3,599)	(1,822,891)	721,657

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV

CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

	For the Year Ended December 31,
	2006	2005
	(In thousands of Euro)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	5,453	(76,667)
Adjustments for:
Depreciation, amortization and impairment	220,970	206,314
Income taxes	34,232	15,052
Provision for liabilities and charges	11,778	1,698
Increase in allowance for bad debt	(1,352)	3,550
Amortization of financing cost	4,930	9,165
Loss on extinguishment of debt	21,355	13,678
Interest income	(4,569)	(3,420)
Interest expense	93,958	133,511
(Gain)/loss on derivative instruments, net	8,856	(25,802)
Unrealized foreign exchange (gain)/loss, net	(23,580)	40,261
Share based compensation	1,587	2,196
(Gain)/loss on disposal of fixed assets and business	5,977	(147)
Changes in operating assets and liabilities:
Accounts receivable	(6,239)	(17,440)
Other assets	3,351	(5,513)
Unearned revenue	5,135	2,613
Accounts payable	7,833	26,770
Accrued expenses and other current liabilities	(12,235)	10,964

Cash generated from operations	377,440	336,783

Interest paid	(67,974)	(123,984)
Income taxes paid	(69)	(177)

Net cash provided by operating activities	309,397	212,622

CASH FLOWS BY INVESTING ACTIVITIES:
Purchases of property and equipment	(176,906)	(141,088)
Proceeds on disposal of property and equipment	156	453
Purchases of intangibles	(29,069)	(41,925)
Acquisition of subsidiaries	(183,627)	(1,444)
Proceeds from disposal of business	18	—

Net cash used in investing activities	(389,428)	(184,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(166,249)	(317,660)
Net proceeds from short term borrowings	5,875	—
Proceeds from long-term borrowings	100,000	105,000
Payments of redemption premiums	(11,230)	(13,341)
Repayments of finance leases	(1,748)	(853)
Proceeds from the issuance of capital, net of offering costs	5,137	264,380
Proceeds received upon exercise of Class A and Class B options	5,059	524
Payments for debt issuance costs	(8,328)	(1,497)

Net cash provided by (used in) financing activities	(71,484)	36,553

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(151,515)	65,171
CASH AND CASH EQUIVALENTS:
Beginning of period	210,359	145,188

End of period	58,844	210,359

See notes to the consolidated financial statements.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2006
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

These consolidated financial statements have been authorized for issue by the Board of Directors on April 27, 2007.

Initial Public Offering

On October 11, 2005, shares in Telenet Group Holding commenced trading on the Brussels Euronext stock exchange pursuant to an initial public offering (“IPO”) of the Company’s shares by the Company (the “Primary Offering”) and certain of its shareholders (the “Secondary Offering”). In addition, shares were offered to qualifying employees (the “Employee Offering”) at a discounted price. The initial price of the shares was €21.00. The Company issued and sold 13,333,333 shares of its common stock pursuant to the Primary Offering and approximately 14,269 shares pursuant to the Employee Offering. Net of the underwriting discount and other expenses of the offering, the Company received €264,380 for the common stock it issued and sold under the Primary and Employee Offerings. The net proceeds from the Primary and Employee Offerings were used to partially redeem Telenet Group Holding’s Senior Discount Notes and Telenet Communications’ Senior Notes (Note 11). Telenet Group Holding did not receive any proceeds from the sale of shares by the selling shareholders.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Telenet Group Holding and all of the entities that it directly or indirectly controls. All intercompany accounts and transactions among consolidated entities have been eliminated

Management’s Use of Estimates

The preparation of financial statements in accordance with IFRSs as adopted by the EU requires the use of certain critical accounting estimates and management judgement in the process of applying the Company’s accounting policies that affects the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The areas involving a higher degree of judgement or complexity, or areas where assumptions and estimates are significant to the consolidated financial statements are disclosed in Note 3.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Government grants related to assets are recorded as a deduction from the cost in arriving at the carrying amount of the asset. The grant is recognised as income over the life of a depreciable asset by way of a reduced depreciation charge. Expenditures for repairs and maintenance are charged to operating expense as incurred. Borrowing costs are recognized in profit and loss in the period in which they are incurred.

Intangible Assets

Intangible assets are measured at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

Network user rights	10 or 20 years
Trade name	15 years
Customer lists and supply contracts	5 or 15 years
Broadcasting rights	Life of the contractual right
Software development costs	3 years

Costs associated with maintaining computer software programmes are recognized as an expense as incurred. Costs that are directly associated with the production of identifiable and unique software products controlled by the Company, and that will probably generate economic benefits exceeding costs beyond one year, are recognised as intangible assets.

Capitalized internal-use software costs include only external direct costs of materials and services consumed in developing or obtaining the software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Internally-generated intangible assets are amortised on a straight-line basis over their useful lives. Where no internally-generated intangible asset can be recognised, development expenditure is recognised as an expense in the period in which it is incurred.

Broadcasting rights are capitalized as an intangible asset when the value of the contract is measurable upon signing and are amortized on a straight-line basis over contractual life.

Impairment of Tangible and Intangible Assets Excluding Goodwill

Assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognised for the amount by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset’s fair value less costs to sell and value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units).

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

Foreign Currency Transactions

The Company’s functional and presentation currency is Euros (“€”), which is also the functional currency of each of the Company’s subsidiaries. Transactions in currencies other than Euros are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing on the balance sheet date. Non-monetary assets and liabilities carried at fair value that are denominated in foreign currencies are translated at the rates prevailing at the date when the fair value was determined. Gains and losses arising on translation are included in profit or loss for the period, except for exchange differences arising on non-monetary assets and liabilities where the changes in fair value are recognised directly in equity. In order to hedge its exposure to certain foreign exchange risks, the Company enters into forward contracts and options (see below for details of the Company’s accounting policies in respect of such derivative financial instruments).

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values

The Company has estimated the fair value of its financial instruments in these consolidated financial statements using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount of cash, accounts and other receivables, and accounts and other payables approximates fair value because of the short maturity of those instruments.

Revenue Recognition

Subscription fees for telephony, internet and premium cable television are prepaid by subscribers on a monthly basis and recognized in revenue as the related services are provided i.e. in the subsequent month. Subscription fees for basic cable television are prepaid by subscribers predominantly on an annual basis and recognized in revenue on a straight line basis over the following twelve months. Revenue from telephone and internet activity is recognized on usage.

Installation fees are recognized immediately only when (1) they represent a separately identifiable service that is delivered (2) for which part the related costs equivaling the installation revenue or exceeding this revenue are expensed as incurred and reliably measurable. Accordingly, telephony, digital television and internet installation fees are recognized immediately whereas analogue cable television activation fees are deferred and recognized over the estimated customer relationship period of 10 years.

Together with subscription fees, basic cable television subscribers are charged a copyright fee for the content received from public broadcasters that is broadcasted over the Company’s network. These fees contribute to the cost the Company bears in respect of copyright fees paid to copyright collecting agencies for certain content provided by the public broadcasters and other copyright holders. The Company reports copyright fees collected from cable subscribers on a gross basis as a component of revenue as the Company is acting as a principal as the arrangement with the public broadcaster and other copyright holders does not represent a passthrough arrangement. Indeed, the Company bears substantial risk in setting the level of copyright fees charged to subscribers as well as in collecting such fees.

Operating Expenses

Operating expenses consist of interconnection costs, network operating and maintenance and repair costs and cable programming costs, including employee costs and related depreciation and amortization charges. The Company capitalizes most of its installation cost, including labor cost. Copyright and license fees paid to the holders of these rights and their agents are the primary component of the Company’s cable programming costs. Other direct costs include costs that the Company incurs in connection with providing its residential and business services, such as interconnection charges as well as bad debt expense. Network costs consist of costs associated with operating,

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintaining and repairing the Company’s broadband network and customer care costs necessary to maintain its customer base.

Provisions

Provisions are recognized when the Company has a present obligation as a result of a past event, it is probable that the Company will be required to settle that obligation and the amount can be reliably measured. Provisions are measured at the Company’s best estimate of the expenditure required to settle its liability and are discounted to present value where the effect is material.

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

Deferred tax is the tax expected to be payable or recoverable on differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit, and is accounted for using the balance sheet liability method. Deferred tax liabilities are generally recognised for all taxable temporary differences and deferred tax assets are recognised to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilised. Such assets and liabilities are not recognised if the temporary difference arises from goodwill or from the initial recognition (other than in a business combination) of other assets and liabilities in a transaction that affects neither the tax profit nor the accounting profit.

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

Deferred tax is calculated at the tax rates that are expected to apply in the period when the liability is settled or the asset is realised. Deferred tax is charged or credited in the income statement, except when it relates to items charged or credited directly to equity, in which case the deferred tax is also dealt with in equity.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefits

Pension Obligations

The Company provides both defined benefit and defined contribution plans to its employees, directors and certain members of management. The defined benefit pension plans pay benefits to employees at retirement using formulas based upon years of service and compensation rates near retirement. The schemes are generally funded by payments from the participants and the Company to insurance companies as determined by periodic actuarial calculations.

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

Other Employee Benefit Obligations

Some entities provide long term service awards, health care premiums, early retirement plans and death benefits, among others, to their employees and/or retirees. The entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The expected costs of these benefits are accrued over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions, are charged or credited to income over the expected average remaining working lives of the related employees.

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

At each balance sheet date, the Company revises its estimates of the number of options that are expected to become exercisable. It recognises the cumulative impact of the revision of original estimates, if any, in the income statement, and a corresponding adjustment to equity. The proceeds received net of any directly attributable transaction costs are credited to share capital (nominal value) and share premium when the options are exercised.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New standards, interpretations and amendments

Certain new standards, amendments and interpretations to existing standards have been published that are mandatory for the Company’s accounting periods beginning on or after January 1, 2006 and are categorized below as either implemented, not yet effective or not relevant to the Company’s operations.

IAS 19 (Amendment), Employee Benefits introduces the option of an alternative recognition approach for actuarial gains and losses. It may impose additional recognition requirements for multi-employer plans where insufficient information is available to apply defined benefit accounting. It also adds new disclosure requirements. As the Company does not intend to change the accounting policy adopted for recognition of actuarial gains and losses and does not participate in any multi-employer plans, adoption of this amendment will only impact the format and extent of disclosures presented in the accounts. The Company applies this amendment from annual periods beginning January 1, 2006.

The following interpretations to existing standards have been published that are mandatory for the Company’s accounting periods beginning on or after 1 May 2006 or later periods but that the Company has not early adopted:

•	IFRS 7, Financial Instruments: Disclosures, and a complementary amendment to IAS 1, Presentation of Financial Statements — Capital Disclosures (effective from January 1, 2007). IFRS 7 introduces new disclosures to improve the information about financial instruments. It requires the disclosure of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosures about credit risk, liquidity risk and market risk, including sensitivity analysis to market risk. The amendment to IAS 1 introduces disclosures about the level of an entity’s capital and how it manages capital. The Company has not yet completed its assessment of the impact of IFRS 7 and the amendment to IAS 1 to the level of disclosures currently provided. The Company will apply IFRS 7 and the amendment to IAS 1 from annual periods beginning January 1, 2007;

•	IFRIC 10, Interim Financial Reporting and Impairment (effective for annual periods beginning on or after November 1, 2006). IFRIC 10 prohibits the impairment losses recognised in an interim period on goodwill, investments in equity instruments and investments in financial assets carried at cost to be reversed at a subsequent balance sheet date. The Company will apply IFRIC 10 from 1 January 2007, but it is not expected to have any impact on the Company’s accounts.

The following standards, amendments and interpretations are mandatory for accounting periods beginning on or after January 1, 2006 but are not relevant to the Company’s operations:

•	IAS 21 (Amendment), Net Investment in a Foreign Operation;

•	IAS 39 (Amendment), Cash Flow Hedge Accounting of Forecast Intragroup Transactions;

•	IAS 39 (Amendment), The Fair Value Option;

•	IAS 39 and IFRS 4 (Amendment), Financial Guarantee Contracts;

•	IFRS 1 (Amendment), First-time Adoption of International Financial Reporting Standards and IFRS 6 (Amendment), Exploration for and Evaluation of Mineral Resources;

•	IFRS 6, Exploration for and Evaluation of Mineral Resources;

•	IFRIC 4, Determining whether an Arrangement contains a Lease;

•	IFRIC 5, Rights to Interests arising from Decommissioning, Restoration and Environmental Rehabilitation Funds;

•	IFRIC 6, Liabilities arising from Participating in a Specific Market — Waste Electrical and Electronic Equipment;

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	IFRIC 7, Applying the Restatement Approach under IAS 29, Financial Reporting in Hyperinflationary Economies;

•	IFRIC 8, Scope of IFRS 2; and

•	IFRIC 9, Reassessment of Embedded Derivatives.

3.	CRITICAL ACCOUNTING JUDGEMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

Critical judgements in applying the Company’s accounting policies

Goodwill

The Company performed its annual review for impairment during the third quarter of 2006 and 2005. Goodwill was allocated to one reporting unit. The key assumptions for the value in use calculations used to determine the recoverable amount are those regarding the discount rates and expected changes to selling prices/product offerings and direct costs during the period. Changes in selling practices and direct costs are based on past practices and expectations of future changes in the market. The calculation uses cash flow projections based on financial budgets approved by management, and a discount rate of 9.0 per cent based on current market assessments of the time value of money and the risks specific to the Company. Cash flows beyond the five-year period have been extrapolated using a steady 2 per cent growth rate. This growth rate does not exceed the long-term average growth rate for the industry. Management believes that any reasonably possible changes in the key assumptions on which the recoverable amount is based would not cause the carrying amount to exceed its recoverable amount.

Key sources of estimation uncertainty

Deferred Income Taxes

As of December 31, 2006, Telenet Group Holding and its subsidiaries had available combined cumulative tax loss carry-forwards of €698,877 (2005: €672,617). Under current Belgian tax laws, these loss carry-forwards have an indefinite life and may be used to offset the future taxable income of Telenet Group Holding and its subsidiaries. Two subsidiaries acquired in a previous business combination made taxable profits of €85,366 (2005: €37,135) during the year and utilized tax loss carryforwards which had not been previously recognized as deferred tax assets resulting in a deferred tax expense of €34,292 (2005: €14,917).

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY AND EQUIPMENT

	Land, Buildings			Furniture,
	and Leasehold		Construction in	Equipment
	Improvements	Network	Progress	and Vehicles	Total

Cost
At January 1, 2005	38,242	1,325,072	32,238	26,117	1,421,669
Additions	5,547	—	119,789	17,196	142,532
Transfers	2,677	126,679	(129,356)	—	—
Disposals	—	—	—	(2,145)	(2,145)

At December 31, 2005	46,466	1,451,751	22,671	41,168	1,562,056
Acquisition of subsidiaries	534	15,388	371	129	16,422
Additions	5,805	9,372	170,071	1,327	186,575
Transfers	2,095	147,662	(147,694)	(2,063)	—
Impairment	—	(8,874)	—	—	(8,874)
Disposals	—	(5,871)	—	(1,711)	(7,582)

At December 31, 2006	54,900	1,609,428	45,419	38,850	1,748,597

Accumulated Depreciation
At January 1, 2005	3,835	442,701	—	14,357	460,893
Depreciation charge for the year	2,020	149,986	—	7,077	159,083
Eliminated on Disposal	—	—	—	(1,839)	(1,839)

At December 31, 2005	5,855	592,687	—	19,595	618,137
Depreciation charge for the year	1,659	155,447	—	6,375	163,481
Transfers	—	432	—	(432)	—
Eliminated on Disposal	—	(4,755)	—	(1,645)	(6,400)

At December 31, 2006	7,514	743,811	—	23,893	775,218

Carrying Amount
At December 31, 2006	47,386	865,617	45,419	14,957	973,379

At December 31, 2005	40,611	859,064	22,671	21,573	943,919

Carrying Amount of Finance Leases included in Property and Equipment
At December 31, 2006	17,562	5,384	—	361	23,307

At December 31, 2005	18,256	5,790	—	468	24,514

An impairment of €8,874 was recorded during 2006 for non-recoverable items of equipment.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL

A reconciliation of the changes in goodwill is depicted below:

	December 31,	December 31,
	2006	2005

Beginning balance	1,012,544	1,027,461
Use of net operating losses acquired in business combinations (Note 13)	(34,292)	(14,917)
Acquisition of subsidiary (Note 22)	174,975	—
Derecognized on disposal of a subsidiary (Note 22)	(4,482)	—

	1,148,745	1,012,544

6.	OTHER INTANGIBLE ASSETS

	Network			Customer
	User Rights	Trade Name	Software	Lists	Other	Total

Cost
At January 1, 2005	136,856	121,000	70,720	67,991	27,756	424,323
Additions	1,311	—	34,632	—	8,859	44,802
Disposals	—	—	—	—	(23,962)	(23,962)

At December 31, 2005	138,167	121,000	105,352	67,991	12,653	445,163
Acquisition of subsidiary	—	—	321	16,741	—	17,062
Additions	2,388	—	20,590	—	11,023	34,001
Disposals	—	—	36	—	(6,657)	(6,621)

At December 31, 2006
Supply contracts	140,555	121,000	126,299	84,732	17,019	489,605

Accumulated Amortization
At January 1, 2005	28,685	30,250	48,589	16,498	19,525	143,547
Charge for the year	10,343	8,067	13,720	6,532	8,569	47,231
Disposals	—	—	—	—	(23,962)	(23,962)

At December 31, 2005	39,028	38,317	62,309	23,030	4,132	166,816
Charge for the year	10,757	8,066	17,339	6,531	5,922	48,615
Disposals	—	—	37	—	(4,676)	(4,639)

At December 31, 2006	49,785	46,383	79,685	29,561	5,378	210,792

Carrying Amount
At December 31, 2006	90,770	74,617	46,614	55,171	11,641	278,813

At December 31, 2005	99,139	82,683	43,043	44,961	8,521	278,347

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	TRADE RECEIVABLES

	December 31,	December 31,
	2006	2005

Trade receivables	123,568	117,771
Less: provision for impairment of receivables	(17,979)	(19,094)

Trade receivables, net	105,589	98,677

The Company recognised a loss of €4,414 and €4,520 for the impairment of its trade receivables during the years ended December 31, 2006 and 2005, respectively. The loss has been included in cost of services provided in the income statement. There is no concentration of credit risk with respect to trade receivables, as the Company has a large number of customers.

8.	OTHER CURRENT ASSETS

	December 31,	December 31,
	2006	2005

Prepaid taxes and VAT	693	1,190
Inventory	12,200	8,212
Receivable from Electrabel	—	7,965
Miscellaneous receivable	3,133	3,705
Prepaid content	3,187	2,270
Prepayments	3,038	3,111
Receivable on disposal of Phone Plus	1,175	—
Other	973	215

	24,399	26,668

9.	CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2006	2005

Cash at bank and on hand	37,875	11,422
Commercial paper	9,969	159,664
Certificates of deposits	11,000	39,273

Total cash and cash equivalents	58,844	210,359

The Company holds commercial paper with a weighted average interest rate of 3.59% (2005 : 2.3%) and an average maturity of 31 days (2005 : 32 days). The certificates of deposits have a weighted average interest rate of 3.58% (2005 : 2.3%) and an average maturity of 4 days (2005 : 9 days).

10.	SHAREHOLDERS’ EQUITY

Telenet Group Holding currently has the following shares outstanding, all of which are treated as one class in the earnings (loss) per share calculation:

•	101,085,455 ordinary Shares;

•	2,164,911 dispreference shares that are held by Interkabel and the Liberty Global Consortium, which have the same rights as the ordinary Shares except that they are subject to an €8.02 liquidation dispreference, such that in any liquidation of Telenet Group Holding the dispreference shares would only participate in the

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

The share capital amounts as of December 31, 2006 were €1,656,645,249.91.

According to a transparency declaration filed with the Banking, Finance and Insurance Commission (BFIC) and the Company on November 13, 2006, Liberty Global Inc. acquired through its affiliate Belgian Cable Investors 6,750,000 shares of Telenet Group Holding through the exercise of its options (the “New Period Options”) issued by the Mixed Intermunicipalities shareholders. The options have been exercised at a price of €20 per share.

Further to a new transparency declaration of November 20, 2006, Liberty Global, Inc. acquired through another affiliate, LGI Venturs BV formerly known as Chellomedia Investments B.V., all shares held by the Evercore entities which are part of the Liberty Global Consortium. Consequently, LGI holds as of December 31, 2006 a total of 28,292,474 shares or 27.99% of the Telenet Group Holding share capital, representing a majority of the Syndicate Shares. As a result thereof and following the receipt of certain regulatory approvals in February 2007, LGI has the right to exclusively nominate candidates for the majority of the positions in the Board of Directors of Telenet Group Holding.

Employee Share Based Compensation

Class A and Class B Options

In August 2004, the Company granted 1,500,000 Class A Options to certain members of management to subscribe to 1,500,000 Class A Profit Certificates (“Class A Options”). Except for 506,712 Class A Options that vested immediately upon grant, the vesting period of the Class A Options extends to a maximum to 40 months and can be exercised through June 2009. The fair value of the Class A Options was determined on the date of grant to be €8.46 using the Black-Scholes option-pricing model with the following assumptions: annual Euro swap interest rate for each respective expiration date, expected life of 4.9 years, and a dividend yield of 0.0% and volatility of 24%

In December 2004, the Company offered 1,251,000 of the 1,350,000 authorized Class B Options to certain members of management to subscribe to 1,251,000 Class B Profit Certificates (“Class B Options”). Of the 1,251,000 Class B Options offered by the Company, 1,083,000 were accepted in February 2005. The remaining 267,000 Class B Options were cancelled on September 20, 2005. Except for 105,375 Class B Options that vested immediately upon grant, the Class B Options vest over 4 years and can be exercised through December 2009. The fair value of the Class B Options was determined on the date of grant to be €5.12 using the Black-Scholes option-pricing model with the following assumptions: annual Euro swap interest rate for each respective expiration date, expected life of 4.9 years, and a dividend yield of 0.0% and volatility of 20%

The Class A and the Class B Options must be exercised in multiples of three, giving the right to acquire three Class A Profit Certificates for €20 or three Class B Profit Certificates for €25. The Class A and Class B Profit Certificates are exchangeable into shares of the Company on a one for one basis, subject to certain conditions being met. Upon exercise, these profit certificates give the holders the right to receive dividends equal to dividends distributed, if any, to the holders of the Company’s shares.

In the case of an initial public offering or a change of control, the vesting for half of the remaining non-vested Class A Options would be brought forward to the date of the offering or change in control. In contemplation of the IPO, the Board of Directors decided at its September 2, 2005 meeting to accelerate the vesting of 121,968 Class B Options, contingent upon the closing of the IPO which occurred on October 11, 2005. The terms and conditions of the certificates as originally granted did not provide for such accelerated vesting but allowed the Board of Directors the possibility of accelerating vesting subsequent to grant. As a result of this modification, additional compensation

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of €576 was incurred in October 2005 based on the increase in the intrinsic value of the Class B Option at the date of grant. The remaining non vested Class B Options will vest over the remaining original vesting periods.

Upon change in control that resulted from the increase in LGI’s participation on November 13, 2006, the vesting on all of the remaining unvested Class A options was accelerated in accordance with the terms of the original agreement. This resulted in an additional expense of €153 in November 2006.

The Class A and Class B options in the table below were exercised versus payments of €5,059 and €524 during the years ended December 31, 2006 and 2005, respectively. Upon exercise, the Class A and Class B options were exchanged on a one-for-one basis for Class A and Class B Profit Certificates and are accounted for as increases in Other Reserves within Equity. These reserves are transferred from Other Reserves to Share Capital when the Profit Certificates are exchanged for shares of the Company and resulted in a transfer of €4,363 between Other Reserves and Share Capital within Equity in 2006.

			Share Price at
	Number of Options		Exercise Date
Class of Option	Exercised	Exercise Date	(in Euros)

Class B Options	62,877	12/12/05	16.60
Class A Options	285,000	05/12/06	18.20
Class B Options	232,692	05/12/06	18.20
Class B Options	68,533	10/02/06	19.10
Class A Options	30,000	12/22/06	21.69
Class B Options	53,844	12/22/06	21.69

All Plans

A summary of the activity of the Company’s stock options for the years ended December 31, 2006 and 2005 is as follows:

	Outstanding Options
	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2005	1,544,390	7.19
Class B Options granted	1,083,000	8.33
1998 Plan & 1999 Plan options exercised	(44,390)	24.79
Class B Options exercised	(62,877)	8.33

Balance December 31, 2005	2,520,123	7.34
Class A Options exercised	(315,000)	6.67
Class B Options exercised	(355,069)	8.33
Class B Options lapsed	(1,140)	8.33
Class B Options forefeited	(55,380)	8.33

Balance December 31, 2006	1,793,534	7.23

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

			Weighted	Weighted
			Average	Average
	Number of Options	Number of Options	Remaining	Exercise Price
	Outstanding	Exercisable	Contractual Life	(in Euros)

Class A Options	1,185,000	1,185,000	30 months	6.67
Class B Options	608,534	159,989	36 months	8.33

Employee Stock Purchase Plan

On October 16, 2006, Telenet launched an employee stock purchase plan (ESPP). Under the terms of the ESPP, employees were given until December 4, 2006 to purchase new shares of Telenet Group Holding NV at a discount of 16.67% to the average share price over the month of November 2006. Based on the average share price of €20.54 for November 2006, the discount under the ESPP was €3.43 per share. As the shares were fully vested at the time of the transaction, the Company recognized €1,028 as compensation expense in December 2006 for the 300,033 shares that were purchased.

Warrants

Subordinated Debt Warrants

The Company has 3,426,000 subordinated debt warrants outstanding (the “Subordinated Debt Warrants”) which are held by the Liberty Global Consortium, the GIMV, the Financial Consortium and the MICs. Each Subordinated Debt Warrant entitles the holder thereof to three shares of Telenet Group Holding upon payment of an exercise price of €40. Alternatively, holders may opt for a “cashless” exercise of the Subordinated Debt Warrants. In such a case, they will be entitled to acquire a reduced number of shares of Telenet Group Holding, using the value of their warrants (measured by the market value of the shares of Telenet Group Holding at the time of exercise less the exercise price of the warrants) to acquire shares of Telenet Group Holding at their market value. The warrants can be exercised at any time during the exercise period ending on August 9, 2009.

Bank Warrants

In conjunction with the Senior Credit Facility obtained in July 2002, the Company issued a total of 100,000 detachable warrants, which vested immediately upon issuance. Until the expiration date in August 2007, these warrants gave the holders the right to purchase a number of the Company’s ordinary shares for €0.01 per warrant. The number of shares would only be known at the exercise date as it was ultimately based on the number of outstanding shares at August 9, 2002 adjusted by various factors, including additions for shares issued upon the exercise of other warrants.

These warrants are no longer held by the lenders and all but 15,714 were cancelled. The remaining 15,714 warrants were transferred as part of the settlement of the subordinated shareholder debts that were repaid on December 22, 2003. On August 24, 2005, the Company’s Chief Executive Officer exercised the 15,714 Bank Warrants acquired in 2004 at a price of €0.01 per 21 shares, and, as a result, acquired 329,994 shares.

11.	DEBT AND OTHER FINANCING

The debt balances specified below include accrued interest as of December 31, 2006 and 2005.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2006	2005

Senior Credit Facility:
Tranche A	—	219,013
Tranche B	—	11,127
Tranche D	—	333
Tranche E	—	405,196
New Senior Credit Facility:
Tranche A	600,154	—
Tranche B	100,139	—
Senior Notes	369,691	509,504
Senior Discount Notes(1)	221,239	220,954
Clientele Fee	45,860	42,379
Annuity Fee	51,057	53,822
Finance lease obligations	25,821	27,236

	1,413,961	1,489,564
Less: deferred financing fees	(23,351)	(44,650)

	1,390,610	1,444,914
Less: current portion	(59,767)	(156,129)

Total long-term debt	1,330,843	1,288,785

(1)	Accreted balance of the Senior Discount Notes, converted to Euros on December 31, 2006 and 2005 at the accounting rate of $1. 317 to €1.00 and $1.1797 to €1.00, respectively.

Total debt is denominated in Euros with the exception of the Senior Discount Note which is denominated in U.S. Dollars. Fixed interest rates applied to 41.74% of the total financial debt (2005: 48.5%). The weighted average interest rates at year end was 9.94% on fixed interest rate loans (2005: 9.77%) and 4.90% on floating interest rate loans (2005: 4.83%).

Senior Notes

On December 22, 2003, Telenet Communication issued Senior Notes with a principal amount of €500,000, receiving net proceeds of €482,310. Interest on the notes is payable semi-annually at an annual rate of 9%. The notes do not have required principal repayments prior to maturity on December 15, 2013.

Telenet Communications initiated an offer for approximately €125,522 of principal and accrued interest of its Senior Notes on November 30, 2005. Under the terms of the offer, which closed in January 2006, Telenet Communications redeemed €124,773 of principal of the Senior Notes plus accrued interest of €749, and paid a 9.0% redemption premium of €11,230, resulting in a total payment to holders of the Senior Notes of €136,752. The redemption cost associated with this exercise was recorded as an increase in finance cost in the fourth quarter of 2005.

Senior Discount Notes

On December 22, 2003, the Company issued Senior Discount Notes at 57.298% of par value with a principal amount at maturity of $558,000 (or €450,654 using the exchange rate obtained upon the issuance of $1.2382 per €1.00), receiving net proceeds of €242,527. Interest on the notes started accreting from December 22, 2003 at an

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual rate of 11.5%, compounded semi-annually. Commencing on June 15, 2009 until maturity on June 15, 2014, interest is payable semi-annually at an annual rate of 11.5%. There are no required principal repayments prior to maturity.

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

On October 17, 2005, Telenet Group Holding initiated an offer for up to 35% of the accreted value of its Senior Discount Notes, as calculated under the terms of the indenture governing such Notes, including an adjustment for amounts redeemed under the Change of Control Offer for the Senior Discount Notes, described below, such that not less than 65% of the Senior Discount Notes remains outstanding. Under the terms of the offer, which closed on November 23, 2005, Telenet Group Holding redeemed Senior Discount Notes with an accreted value of $136,171 (€115,233), representing 34.6% of $393,743 (€465,286), the total accreted value of the Senior Discount Notes as of such date, and paid an 11.5% redemption premium of $15,660 (€13,341). In addition, Telenet Group Holding paid $552 (€467) in accrued liquidated damages with respect to the redeemed Senior Discount Notes. The redemption cost associated with this exercise was recorded as an increase in finance cost in the fourth quarter of 2005.

Change of Control Offers for the Telenet Group Holding Senior Discount Notes and Telenet Communications Senior Notes

Certain of the Company’s shareholders entered into an agreement on October 14, 2005 which, among other matters, amended certain governance terms. The Company concluded that these changes resulted in a Change of Control within the definitions of the relevant indentures. Therefore, on October 17, 2005, Telenet Group Holding and Telenet Communications initiated change of control offers for the full accreted value and outstanding principal amount of Senior Discount Notes and Senior Notes, respectively (the “Change of Control Offers”). As per the terms of the indentures governing the Senior Discount Notes and Senior Notes, the Change of Control Offers were made at 101% of accreted value and outstanding principal amount, respectively. The Change of Control Offers expired on November 18, 2005 at which time $2,523 of face value at redemption of the Senior Discount Notes and €6,825 of the Senior Notes were tendered for redemption and settled during November 2005 together with accreted or accrued interest, as appropriate, the 1% redemption premium and the accrued liquidated damages in respect of the Senior Discount Notes. Pursuant to the Change of Control Offers, the total cost of the Senior Discount Notes purchased was $2,559 and the total cost of the Senior Notes purchased was €7,165.

New Senior Credit Facility

On May 10, 2006, Telenet Bidco, Telenet NV and Telenet Vlaanderen (as Borrowers and Guarantors), entered into a new senior credit facility (the “New Senior Credit Facility”), which provided significantly improved terms compared to Telenet’s previous Senior Credit Facility. The New Senior Credit Facility was closed on May 12, 2006 and has a final maturity date of March 31, 2011. In connection with the closing of the New Senior Credit Facility, the Company prepaid a net €35,000 of outstanding senior debt using excess cash on its balance sheet.

The major terms and conditions of the various tranches of the New Senior Credit Facility were as follows:

•	Tranche A provides a €600,000 amortising loan facility which was drawn in full upon closing. It is repayable in quarterly instalments commencing on March 31, 2007 and calls for a final repayment of €370,000 on March 31, 2011.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Tranche B is a €200,000 revolving credit facility of which the undrawn availability was €100,000 as of December 31, 2006.

•	Tranche C is an uncommitted facility of up to €200,000 or, if utilised for the acquisition of certain Belgian cable assets, up to €350,000.

Interest is currently payable on Tranches A and B of the New Senior Credit Facility at a margin of 0.90% over EURIBOR, and can vary from 0.70% to 1.25% subject to an interest margin ratchet mechanism based on the ratio of Net Cash Pay Debt to Consolidated EBITDA. A commitment fee is payable quarterly in arrears on undrawn amounts of the Tranche B Loan at the rate of 40% of the applicable margin of the Tranche B Loan. The financial covenants, which are tested on a quarterly basis, measure performance against, among others, standards for leverage, debt service coverage, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

Senior Credit Facility

Until replaced by the New Senior Credit Facility in May 2006 (the “Refinancing”), the Company had a senior secured facility that provided up to €835,000 in committed financing from a syndicate of lenders and in various tranches and a further €150,000 in uncommitted senior secured facilities (the “Senior Credit Facility”). Since the date that the Senior Credit Facility was originally signed in July 2002, the Company amended the terms and structure and made partial prepayments of the Senior Credit Facility in line with its requirements and its evolving credit profile.

At the time the Refinancing, the major terms and conditions of the various committed tranches of the Senior Credit Facility were as follows:

•	Tranche A was an amortizing term loan and guarantee facility expiring in 2009 for an amount of up to €218,880. Amounts under the facility incurred interest at Euribor plus a margin of 3%.

•	Tranche B was an amortizing revolving credit facility, expiring in 2009, of up to €11,121. Amounts under the facility incurred interest at Euribor plus a margin of up to 3%.

•	Tranche C2 was a nonamortizing term loan with a principal amount of €150,000 which matured in 2010. Amounts under the Tranche C2 facility incurred interest at Euribor plus a margin of up to 3.75%. The outstanding principal under this facility was fully repaid on March 31, 2005.

•	Tranche D was a revolving credit facility, expiring in 2009, of €200,000. Amounts under the facility incurred interest at Euribor plus a margin of up to 3.50%.

•	Tranche E was a non-amortizing term loan, expiring in 2011, of €405,000. Amounts under the facility incurred interest at Euribor plus a margin of 2.50%.

Clientele and Annuity Agreements

In 1996, the Company entered into a Clientele Agreement and an Annuity Agreement with the Pure Intercommunale Companies (“PICs”), through Interkabel Vlaanderen CVBA (“Interkabel”), which is a related party of the Company.

The clientele fee payable under the Clientele Agreement is payable by the Company in return for access to the cable network customer database owned and controlled by the PICs. The clientele fee is payable as long as the Company maintains its usage rights to the cable network, and is adjusted periodically depending on the level of inflation. Such payments allow the PICs to recover part of their historical investment to upgrade the original cable network to allow for two-way communication (the “HFC Upgrade”). Considering this, the present value of the clientele fee payments over the first 20 years (being the life of the longest lived assets that are part of the HFC Upgrade) has been accounted for as network user rights under intangible assets, and is amortized over 10 or 20 years depending on the useful life of the underlying assets that make up the HFC Upgrade.

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

Finance Lease Obligations

			Present Value of
	Minimum Lease Payments		Minimum Lease Payments
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Within one year	2,748	2,159	1,525	1,184
In the second to fifth years, inclusive	12,989	11,509	9,300	8,223
Thereafter	19,074	22,091	14,430	17,090

Total minimum lease payments	34,811	35,758	25,255	26,497
Less: future finance charges	(9,556)	(9,261)	—	—

Present value of lease obligations	25,255	26,497	25,255	26,497

Less: amount due for settlement within 12 months			(1,525)	(1,184)

Amount due for settlement after 12 months			23,730	25,313

The Company leases certain assets under finance leases including buildings, head-ends and certain vehicles with average lease terms of 20, 20 and 5 years, respectively. Leases of head-ends include the equipment used to receive signals of various devices, whether directly from the transmitter or from a microwave relay system. These devices are used, among other things, to transmit data and telephony and television signals. For the year ended December 31, 2006, the average effective borrowing rate was 4.69% (2005: 3.76%). Interest rates are fixed at the contract date. All leases are on a fixed repayment basis and no arrangements have been entered into for contingent rental payments. The Company’s obligations under finance leases are secured by the lessors’ title to the leased assets.

On July 20, 2006, Telenet NV entered into an arrangement to finance the construction of a new building for a maximum amount of €30,000. At the end of the construction period the company will start paying quarterly lease payments, based on fixed capital repayments, in order to repay the total amount financed plus applicable interest charges. The lease period will last for 15 years starting at the end of the construction period and the Company has a bargain purchase option at the end of the lease. On November 17, 2006 the Company entered into an agreement with the lessors pursuant to which the contractual interest margin of 1.00% will be payable over a fixed rate of 3.89% for the term of the finance arrangement.

During the construction phase, the Company will pay interest on amounts drawn under the finance arrangement based on 3-month Euribor plus a 1.00% margin. As of December 31, 2006 the total amount capitalized for construction in progress was €15,545 and an equivalent amount plus accrued interest is presented as short-term borrowings pursuant to the terms of the above mentioned finance agreement. At the end of the construction period a sale and lease back will be accounted for whereby the lease back is a finance lease.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repayment Schedule

Aggregate future principal payments on the total borrowings under all of the Company’s debt agreements other than finance leases are shown in the following table. The Senior Discount Note is included at its fully accreted value.

	December 31,	December 31,
	2006	2005

On demand or within one year	52,628	12,342
In the second year	61,441	51,725
In the third year	72,298	52,166
In the fourth year	82,018	52,485
In the fifth year	480,241	52,199
After five years	740,901	1,307,492

	1,489,527	1,528,409
Less: Interest to be accreted on the Senior Discount Note	(59,791)	(85,628)

	1,429,736	1,442,782

Guarantees and Covenants

Obligations under the Senior Notes, Senior Discount Notes and the New Senior Credit Facility are guaranteed and cross-guaranteed by certain subsidiaries of Telenet Group Holding. The obligations are also secured by mortgages and by pledges of certain equity interests, material contracts, and other rights and claims held by certain of Telenet Group Holding’s subsidiaries including, on a consolidated basis, property and equipment of €957,028, intangible assets of €261,752, trade receivables of €104,484 and other current assets of €24,241.

As of December 31, 2006 and 2005, the Company was in compliance with all of its financial covenants.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company seeks to reduce its foreign currency exposure through a policy of matching, to the extent possible, assets and liabilities denominated in foreign currencies. In addition, the Company uses certain derivative financial instruments in order to manage its exposure to exchange rate and interest rate fluctuations arising from its operations and funding. The Company has identified certain foreign exchange forward contracts, interest rate swaps, caps and collars as cash flow hedges and has determined that it has no significant embedded derivative instruments that are required to be bifurcated and measured at fair value. The Company is also exposed to credit risks.

Foreign Currency Cash Flow Hedges

The Company continues to apply hedge accounting in relation to its foreign exchange forwards that were purchased historically to hedge the U.S. dollar foreign exchange risk related to the U.S. dollar-denominated Senior Discount Notes.

The hedging instrument in this hedging relationship is the spot value of the foreign exchange forwards, as defined by the difference between the spot rate at inception and the closing spot rate. The hedged risk is the variability in the Euro-equivalent cash flows related to the fully accreted amount of the Senior Discount Notes.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and December 31, 2005 outstanding foreign exchange forward contracts that qualified as cash flow hedges were as follows:

	December 31,	December 31,
	2006	2005

Forward purchase contracts
Notional amount in U.S. dollars	362,700	362,700
Weighted average strike price (U.S. dollars per Euro)	1.1930	1.1930
Maturity	December 15, 2008	December 15, 2008

Foreign Exchange Risk Related to Operations

The Company uses forward and option contracts in order to limit its exposure to the U.S. dollar fluctuations against the Euro for transactions that are part of daily operations. These derivatives are economic hedges but have not been accounted for as cash flow hedges.

Derivative financial instruments covering operational foreign exchange risk exposure as of December 31, 2006 and December 31, 2005 were as follows:

	December 31,	December 31,
	2006	2005

Option contracts
Notional amount in U.S. dollars	17,000	17,500
Weighted average strike price (U.S. dollars per Euro)	1.29	1.17
Maturity	From January to June 2007	From January to July 2006

Interest Rate Risk

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

When the Company determines that a derivative is not highly effective as a hedging instrument, hedge accounting is discontinued prospectively. Consequently, amounts accumulated in other comprehensive income are transferred to earnings in the same periods during which the hedged forecasted transaction affects earnings. When hedge accounting is discontinued because it is no longer expected that a forecasted transaction will occur, the Company reclassifies amounts accumulated in the hedging reserve to earnings immediately.

In conjunction with entering into the New Senior Credit Facility, during the second quarter of 2006, the Company discontinued cash flow hedge accounting for all outstanding interest rate derivatives. Consequently, cumulative losses that were previously recorded through hedging reserves were reversed into profit or loss for an amount of €2,173.

During the second semester of 2006, the Company has defined several new cash flow hedge relationships for a portion of its interest rate derivatives.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and December 31, 2005, the outstanding contracts were as follows:

	December 31,	December 31,
	2006	2005

Interest rate swaps
Notional amount	171,163	180,762
Average pay interest rate	4.79%	4.78%
Average receive interest rate	2.9%	2.4%
Maturity	From 2008 to 2011	From 2008 to 2011
Caps
Notional amount	49,046	59,504
Average cap interest rate	4.4%	4.4%
Maturity	From 2009 to 2017	From 2009 to 2017
Collars
Notional amount	450,000	450,000
Average floor interest rate	2.5%	2.5%
Average cap interest rate	5.4%	5.4%
Maturity	From 2009 to 2011	From 2009 to 2011

Summary

The cumulative impact of the all of the derivative instruments described above has been allocated between hedging reserves and earnings as follows:

		Hedging
	Fair Value	Reserves	Earnings

January 1, 2005	(81,134)	(26,627)	(54,507)
Change in fair value of foreign exchange forward contracts	51,576	62,161	(15,540)
Change in fair value of foreign exchange forward contracts reclassified into earnings	—	(43,403)	43,403
Change in fair value of foreign exchange option contracts	251	—	251
Change in fair value of interest rate derivatives qualifying for hedge accounting	252	(70)	322
Change in fair value of interest rate derivatives not qualifying for hedge accounting	6,383	—	6,383
Amortization of the change in fair value of interest rate derivatives frozen upon discontinuance of hedge accounting	—	9,017	(9,017)

December 31, 2005	(22,672)	1,078	(28,705)

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Hedging
	Fair Value	Reserves	Earnings

December 31, 2005	(22,672)	1,078	(28,705)
Change in fair value of foreign exchange forward contracts	(20,586)	(32,052)	11,466
Change in fair value of foreign exchange forward contracts reclassified into earnings	—	24,517	(24,517)
Change in fair value of foreign exchange option contracts	(254)	—	(254)
Change in fair value of interest rate derivatives qualifying for hedge accounting	2,429	685	1,744
Change in fair value of interest rate derivatives not qualifying for hedge accounting	4,878	—	4,878
Amortization of the change in fair value of interest rate derivatives frozen upon discontinuance of hedge accounting	—	98	(98)
Immediate transfer of amounts accumulated in hedging reserve to profit or loss due to discontinuance of hedge accounting	—	2,075	(2,075)

December 31, 2006	(36,205)	(3,599)	(37,561)

The difference between the cumulative change in fair value of the derivative instruments and the cumulative amounts booked in the hedging reserve and earnings amounts to €4,955. This corresponds to the settlement of foreign exchange forward contracts in 2005.

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair market value

The carrying amounts and related estimated fair values of the Company’s significant financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including short-term maturities)	(1,413,961)	(1,477,765)	(1,489,564)	(1,576,295)
Foreign exchange forward	(31,490)	(31,490)	(10,904)	(10,904)
Foreign exchange options	(227)	(227)	27	27
Interest rate swaps	(2,840)	(2,840)	(7,994)	(7,994)
Caps	(352)	(352)	(718)	(718)
Collars	(1,296)	(1,296)	(3,083)	(3,083)

Total derivative instruments	(36,205)	(36,205)	(22,672)	(22,672)

Total	(1,450,166)	(1,513,970)	(1,512,236)	(1,598,967)

The fair values of interest rate swaps and foreign exchange forwards are calculated by the Company based on swap curves flat, without extra credit spreads. Confirmations of the fair values received from the contractual counterparties, which are all commercial banks, are used to validate the internal calculations. The fair value of derivative instruments containing option-related features are determined by commercial banks and validated by management.

The fair values of our long-term debt instruments are derived as the lesser of either the call price of the relevant instrument or the market value as determined by quoted market prices at each measurement date, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk to the appropriate measurement date.

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

Management has applied its judgment in using market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tax effects of significant temporary differences and tax loss carry-forwards are presented below:

	December 31,	December 31,
	2006	2005

Deferred income tax assets
Financial instruments	5,700	12,251
Bad debt allowance	6,023	5,929
Tax loss carry-forwards	260,899	307,349

Total deferred tax assets	272,622	325,529

Deferred income tax liabilities
Intangible assets	7,327	3,399
Property and equipment	664	1,448
Other	330	420

Total deferred tax liabilities	8,321	5,267

Net deferred income tax assets	264,301	320,262

Net deferred income tax recognized in the balance sheet	6,477	—

As of December 31, 2006, Telenet Group Holding and its subsidiaries had available combined cumulative tax loss carry-forwards of €698,877 (2005: €672,617). Under current Belgian tax laws, these loss carry-forwards have an indefinite life and may be used to offset the future taxable income of Telenet Group Holding and its subsidiaries. As Telenet Group Holding and virtually all of its subsidiaries have never realized any substantial taxable profits, no deferred taxes have been recognized.

Two subsidiaries acquired in a previous business combination made taxable profits of €85,366 (2005: €37,135) during the year and utilized tax loss carryforwards which had not been previously recognized as deferred tax assets. One of these two subsidiaries was liquidated in 2006. The utilization of tax losses carried forward from previous business combinations is recorded as a reduction of goodwill using the historic tax rate of 40.17% applicable at the time of the acquisition while the deferred tax asset is established using the current tax rate of 33.99%. This results in a deferred tax expense of €34,292 (2005: €14,917). Available tax loss carry-forwards were reduced by €381,689 during 2005 as a result of taxable profits being recognized on permanent tax differences and adjustments related to the mergers and disallowed expenses. Taxable profit is reduced by a notional interest deduction which can be carried forward for 7 years.

14.	OTHER LIABILITIES

	December 31,	December 31,
	2006	2005

Copyright fees	3,453	11,131
Employee benefit obligations	16,859	9,868
Other	9,396	2,756

	29,708	23,755

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, the Company, together with other Belgian cable operators, concluded negotiations with certain of the broadcasters and copyright collection agencies in Belgium that determined the copyright fees due by cable operators that represented the significant majority of the claims previously outstanding. The Company remains in litigation with smaller copyright collection agencies and broadcasters and has reached an agreement in principle on some of the outstanding terms. The Company has accrued €18,260 (2005: €22,884) for settlement of these estimated fees of which €14,807 (2005: €11,753) is considered to be short term and is recorded under accrued expenses and other current liabilities.

15.	EMPLOYEE BENEFIT PLANS

The majority of Telenet’s employees participate in defined contribution plans funded through a group insurance or pension fund. By law, those plans provide an average minimum guaranteed rate of return over the employee’s career equal to 3.75% on employee contributions and 3.25% on employer contributions paid as from January 1, 2004 onwards. During 2006, an amount of € 1,871 (2005: €1,430) was paid by the employer with respect to those plans.

Since the actual rates of return obtained by the pension fund have been significantly higher than the minimum guaranteed rates of return, no provisions have been accounted for. The accumulated plan assets in the pension fund amount to €15,503 at December 31, 2006 (2005: €11,759). The Company has also recognized a liability of €2,973 at December 31, 2006 (2005: €1,591) for long term service awards

The funded defined benefit pension plans are financed through insurance contracts which provide a guaranteed rate of return. The plan assets do not include any shares issued by Telenet or property occupied by Telenet.

The amounts recognized in the balance sheet are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005

Present value of funded obligations	7,080	4,719	—	—
Fair value of plan assets	(6,185)	(1,878)	—	—

	895	2,841	—	—
Present value of unfunded obligations	—	—	6,351	3,471
Unrecognized net actuarial loss	(1,680)	(1,440)	(1,856)	(490)

Net (asset) liability in balance sheet	(785)	1,401	4,495	2,981

The amounts recognized in the income statement are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005

Service cost	2,375	2,186	855	984
Interest cost	270	206	240	142
Expected return on plan assets	(163)	(74)	—	—
Losses/(gains) on curtailments	—	—	461	—
Actuarial losses recognized in the year	60	5	90	—

Total	2,542	2,323	1,646	1,126

Of the charge for the year, €3,555 (2004: €2,825) is included in costs of services provided in the income statement, €192 (2005: €350) is included in selling, general and administrative and €441 (2005: €274) is included in finance cost.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the present value of the defined benefit obligation are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005

Opening defined benefit obligation	4,719	2,265	3,471	1,855
Service cost	2,375	2,186	855	984
Interest cost	270	206	240	142
Plan participants contributions	60	57	—	—
Losses/(gains) on curtailments	—	—	461
Actuarial loss (gain)	(317)	326	1,456	490
Benefits paid	(27)	(321)	(132)	—

Closing defined benefit obligation	7,080	4,719	6,351	3,471

Changes in the fair value of plan assets are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005

Opening fair value of plan assets	1,878	1,462	—	—
Actual return on plan assets	163	74	—	—
Company contributions	4,727	1,625	132	—
Plan participants contributions	59	56	—	—
Actuarial (loss) gain	(615)	(1,018)	—	—
Benefits paid	(27)	(321)	(132)	—

Closing fair value of plan assets	6,185	1,878	—	—

A 1% change in assumed medical cost increase would have the following effects on:

	1% increase	1% decrease

a) aggregate amount of service cost and interest cost	157	(123)
b) defined benefit obligation	687	(577)

The experience adjustments for the current and previous four annual periods amount to :

	2006	2005	2004	2003	2002

Defined benefit obligation	13,431	8,189	4,120	410	287
Fair value of plan assets	6,185	1,878	1,462	317	213

(Surplus)/deficit	7,246	6,311	2,658	93	74
Experience adjustments on plan liabilities	1,634	—	—	—	—
Experience adjustments on plan assets	(615)	(1,018)	—	—	—

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal assumptions used for the purpose of the actuarial valuations are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005

Discount rate at December 31	4.30%	4.00%	4.300%	4.00%
Rate of compensation increase	3.09%	3.11%	—	—
Expected return on plan assets	4.00%	4.83%	—	—
Underlying inflation rate	2.00%	2.00%	2.00%	2.00%
Increase of medical benefits	—	—	3.00%	3.00%

16.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	December 31,
	2006	2005

Customer deposits	25,859	25,451
Compensation and employee benefits	32,828	30,574
Financial instruments	275	2,465
VAT and withholding taxes	4,244	1,616
Copyright fees	14,807	11,753
Other current liabilities	1,479	2,270

	79,492	74,129

17.	REVENUE

The Company’s revenue, for both continuing and discontinued operations, are comprised of the following:

	For the Year Ended December 31,
	2006	2005

Continuing operations
Cable television:
- Basic Subscribers(1)	199,433	198,557
- Premium Subscribers(1)	47,312	51,808
- Distributors/Other	36,788	17,211
Residential:
- Internet	268,588	231,097
- Telephony(2)	183,269	160,930
Business	78,062	73,914

Subtotal continuing operations	813,452	733,517
Discontinued Operations
Residential:
- Telephony(2)	7,509	9,364

Total	820,961	742,881

Residential telephony revenue also includes interconnection fees generated by business customers.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has unearned revenue as follows:

	December 31,	December 31,
	2006	2005

Cable television:
- Basic Subscribers(1)	113,982	107,861
- Premium Subscribers(1)	10,104	3,756
- Distributors/Other	207	777
Residential:
- Internet	10,539	8,079
- Telephony(2)	2,529	2,062
Business	643	1,878

Total	138,004	124,413

Current portion	123,179	112,876

Long-term portion	14,825	11,537

(1)	Basic and premium cable television substantially comprises residential customers, but also includes a small proportion of business customers.

(2)	Residential telephony revenue also includes interconnection fees generated by business customers.

Unearned revenue is generally fees prepaid by the customers and, as discussed in Note 2, is recognized in the Income Statement on a straight-line basis over the related service period

18.	EXPENSES BY NATURE

	For the Year Ended December 31,
	2006	2005

Employee benefits:
- Wages, salaries, commissions and social security costs	91,498	89,203
- Share-based payments granted to directors and employees	1,587	2,196
- Other employee benefit costs	21,246	18,854

Employee benefits	114,331	110,253
Depreciation and impairment	172,355	159,084
Amortization	43,118	39,087
Amortization of broadcasting rights	5,497	8,144
Network operating and service costs	247,130	213,137
Advertising, sales and marketing	57,117	49,401
Other costs	37,831	32,202

Total costs and expenses	677,379	611,308

Attributable to:
Continuing operations	669,718	602,338
Discontinued operations	7,661	8,970

	677,379	611,308

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The average number of full time equivalents employed by the Company during the year ended December 31, 2006 was 1,552 (2005: 1,503).

19.	FINANCE COSTS

	For the Year Ended December 31,
	2006	2005

Interest expense (including amortization of financing cost)	98,888	142,676
Interest income	(4,569)	(3,420)

Interest expense, net	94,319	139,256
Net foreign exchange transaction (gains)/losses on financing transactions	(23,580)	40,262
Change in fair value of foreign exchange forward contracts reclassified into earnings (Note 12)	24,517	(43,403)
Change in fair value of derivatives (Note 12)	(15,661)	17,601

Net (Gains)/losses on derivative financial instruments	8,856	(25,802)
Loss on extinguishment of debt	21,355	39,472

Finance costs, net	100,950	193,188

Attributable to:
Continuing operations	100,963	193,208
Discontinued operations	(13)	(20)

	100,950	193,188

20.	INCOME TAX EXPENSE

	For the Year Ended December 31,
	2006	2005

Current tax expense	107	136
Deferred tax expense (Note 13)	34,292	14,917

Income tax expense	34,399	15,053

Attributable to:
Continuing operations	34,283	14,938
Discontinued operations	116	115

	34,399	15,053

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax on the Company’s profit (loss) before tax differs from the theoretical amount that would arise using the Belgian statutory tax rate applicable to profits (losses) of the consolidated companies as follows:

	For the Year Ended December 31,
	2006	2005

Income (loss) before tax from continuing operations	42,771	(62,029)
Income (loss) before tax from discontinued operations	(2,919)	415

Income (loss) before tax	39,852	(61,614)

Income tax expense/(benefit) at the Belgian statutory rate of 33.99%	13,546	(20,943)
Expenses not deductible for tax purposes	17,907	20,738
Recognition of previously unrecognized acquired tax losses through goodwill at the historic Belgian statutory rate of 40.17%	34,292	14,917
Utilization of previously unrecognized tax losses	(34,950)	(14,929)
Tax losses for which no deferred income tax asset was recognised	3,604	15,270

Tax expense for the year	34,399	15,053

21.	EARNINGS (LOSS) PER SHARE

  Basic

The earnings and weighted average number of shares used in calculating basic earnings (loss) per share are:

	For the Year Ended December 31,
	2006	2005

Net Income (loss)
Net Income (loss) from continuing operations used in the calculation of basic earnings per share from continuing operations	8,488	(76,967)
Net Income (loss) from discontinued operations used in the calculation of basic earnings per share from discontinued operations	(3,035)	300

Net Income (loss) attributable to the equity holders of the Company	5,453	(76,667)

Weighted average number of shares
Weighted average number of ordinary shares	100,365,003	89,503,387
Weighted average number of Class A Profit Certificates	120,536	—
Weighted average number of Class B Profit Certificates	140,008	—

Weighted average number of shares used in the calculation of basic earnings (loss) per share (all measures)	100,625,546	89,503,387

Basic and diluted earnings (loss) per share in €
From continuing operations	0.08	(0.86)
From discontinued operations	(0.03)	—

Total basic and diluted earnings (loss) per share	0.05	(0.86)

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Diluted

Diluted earnings (loss) per share is calculated adjusting the weighted average number of shares in issue to assume conversion of all dilutive potential ordinary shares. During the year ended December 31, 2005, the Company had six categories of dilutive potential ordinary shares: Class A and Class B Options, stock options under the 1999 and 1998 Plans, the Bank Warrants and the Subordinated Debt Warrants. Of these, only the Class A and Class B Options and the Subordinated Debt Warrants are still outstanding during the year ended December 31, 2006 as the other instruments were exercised during September 2005. The effects of the dilutive potential ordinary shares were not included in the computation of diluted loss per share for the year ended December 31, 2005 because they are anti-dilutive. The earnings used in the calculation of all diluted earnings per share measures are the same as those for the equivalent basic earnings per share measures, as outlined above.

	For the Year Ended December 31,
	2006	2005

Weighted average number of shares
Weighted average number of shares used in the calculation of basic earnings (loss) per share	100,625,546	89,503,387
Adjustment for:
— Class A Options	825,132	—
— Class B Options	400,537	—
— Subordinated Debt Warrants	2,602,510	—

Weighted average number of shares used in the calculation of diluted earnings (loss) per share (all measures)	104,453,725	89,503,387

Basic and diluted earnings (loss) per share in €
From continuing operations	0.08	(0.86)
From discontinued operations	(0.03)	—

Total basic and diluted earnings (loss) per share	0.05	(0.86)

22.	ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

  Acquisition of Hypertrust

On February 2, 2006, the Company announced the acquisition of the assets and rights of Hypertrust, a Belgian provider of on-line digital photography services, for €550. Hypertrust’s technology, which was previously marketed under the Pixagogo and Photoblog brand names, allows Telenet broadband internet and iDTV customers to easily store, manage and share digital photographs. The Company has allocated €70 of the total consideration paid to property and equipment and the remaining €480 to goodwill.

Acquisition of UPC Belgium

The Company completed the acquisition of 100% of UPC Belgium from LGI on December 31, 2006 for €183,077, net of cash acquired of €22,343. The acquisition was paid for in cash. UPC Belgium is a leading provider of television and broadband internet in the Brussels and Leuven regions. The acquisition provides the opportunity to

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expand the Company’s footprint and offer its interactive digital television and telephony products to UPC Belgium’s customers. On a provisional basis, the Company has allocated the consideration paid over the net assets as follows:

December 31,
2006

Current assets, net of cash acquired	1,262
Fixed assets	16,352
Intangible assets	17,062
Non-current assets	65
Liabilities assumed	(26,159)
Goodwill	174,495

Total cash consideration paid	183,077

Disposal of Phone Plus

On November 28, 2006, Telenet signed an agreement for the sale of 100% of its equity ownership in its wholly-owned Phone Plus subsidiary to Toledo Telecom. Under the terms of the transaction, Telenet will receive total cash consideration of €2,350 less €1,056 cash and cash equivalents that was held by Phone Plus when sold. Of the cash consideration, €1,175 will be paid to the company in 2007. Telenet made the decision to sell Phone Plus as part of an optimisation of its products and services. In that review, Phone Plus was considered to be a non-core business. Toledo Communications and Telenet Solutions are working towards further broadening and deepening of their business cooperation for voice and data products. Goodwill held by the group was derecognized on disposal of Phone Plus for €4,482.

	For the Year Ended December 31,
	2006	2005

Loss from discontinued operations
Revenue	7,509	9,364
Expenses	(7,648)	(8,949)

Profit (loss) before tax	(139)	415
Attributable income tax expense	(116)	(115)

	(255)	300
Loss on disposal of business	(2,780)	—

Profit (loss) from discontinued operations	(3,035)	300

Cash flows from discontinued operations
Net cash flows from operating activities	153	37
Net cash flows used in investing activities	(39)	(35)
Net cash flows from financing activities	—	—

Net cash flows	114	2

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2006	2005

Book value of net assets sold
Non-current assets	125	—
Current assets	2,864	—
Non-current liabilities	(11)	—
Current liabilities	(2,157)	—

Net assets disposed of	821	—

23.	NON CASH INVESTING AND FINANCING TRANSACTIONS

	For the Year Ended December 31,
	2006	2005

Acquisition of network user rights in exchange for debt	2,182	1,311
Extinguishment of Senior Credit Facility via the New Senior Credit Facility	600,000	—
Acquisition of property and equipment in exchange for short-term borrowings	9,670	—
Disposal of business in exchange for note receivable	1,175	—

24.	COMMITMENTS AND CONTINGENCIES

Interconnection Litigation

The Company has been involved in legal proceedings with Belgacom related to the increased interconnection fees that have been charged since August 2002 to telephone operators to terminate calls made to end users on the Company’s network.

The Company obtained approval from the Belgian Institute for Postal Services and Telecommunications (BIPT) to increase its interconnection rates for inbound domestic calls in August 2002. Belgacom increased the tariffs charged to its telephony customers calling Telenet numbers to reflect the Company’s increased termination rates.

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

On January 20, 2004, the President of the Commercial Court in Mechelen rendered a judgement in the case where Belgacom contested the validity of the Company’s interconnection tariffs which was heard on September 23, 2003. The judgement stated that there is no indication that the Company’s interconnection tariffs constitute a breach of the unfair trade practices law, competition law or pricing regulations as invoked by Belgacom. As a result, the judge determined that Belgacom’s potential claim is limited to a contractual matter upon which the judge who heard the case was not competent to rule, considering the nature of the procedure initiated by Belgacom. The judge therefore dismissed the claim. The Company is currently not required to change the interconnection rates it currently charges to Belgacom and which were approved in 2002 by the BIPT.

Belgacom appealed this judgement in April 2004. On March 17, 2005, the Court of Appeals of Antwerp dismissed Belgacom’s claims. In February 2006, Belgacom brought the case before the Belgian Supreme Court

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Hof van Cassatie / Cour de Cassation), which will have the authority to review only whether there has been a mistake of law or breach of certain formal procedural requirements in the case. We expect a final decision may take up to three years to be reached, since the Supreme Court can refer the case back to the Court of Appeal.

In August 2006, the BIPT issued a new decision on the fixed termination market, imposing a linear glide path over three year towards near reciprocity, starting in January 2007. Belgacom challenged the BIPT August decision before the Court of Appeal, imposing a three year gliding path for Telenet. We also challenged BIPT’s decision as the gilding path prevents Telenet of recuperating all of its costs.

Operating Leases

The Company leases facilities, vehicles and equipment under cancelable and non-cancelable operating leases. The following schedule details, at December 31, 2006 and 2005, the future minimum lease payments under cancelable and non-cancellable operating leases:

	December 31,	December 31,
	2006	2005

Within one year	12,238	7,762
In the second to fifth years, inclusive	22,181	10,849
Thereafter	3,881	1,146

Total minimum lease payments	38,300	19,758

Minimum lease payments recognized as an expense in the year	20,976	19,325

25.	RELATED PARTIES

The related parties of the Company mainly comprise its shareholders that have the ability to exercise significant influence. This consisted of the Liberty Global Consortium for both 2006 and 2005, and the MICs, Electrabel and Suez as a result of their direct and indirect ownership of the Company until the change in ownership at the time of the IPO in October 2005. As a result of the sale of their investment in the Company in December 2004 and the termination of the Strategic Services Agreement on May 11, 2005, Cable Partners Europe L.L.C. (“CPE”) (formerly known as Callahan Associates International L.L.C.) and Callahan InvestCo Belgium 1 S.à.R.L. (“CIB”) are no longer related parties. Transactions with other related parties primarily relate to leasing and derivative contracts held with a financial institution.

The following tables summarize material related party balances and transactions for the period:

Balance Sheet

	December 31,	December 31,
	2006	2005

Purchases of property and equipment — Other related parties	—	6
Other receivables — Other related parties	—	1,486
Accounts receivable — Liberty Global Consortium	15	—
Accounts payable — Liberty Global Consortium	10	23
Accrued expenses — Other related parties	—	974
Current portion of long-term debt — Other related parties	—	808
Long-term debt — Other related parties	—	19,110
Derivative financial instruments — Other related parties	—	6,255

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Statement

	For The Years Ended December 31
	2006	2005

Operating
Leases and other operating expenses — Electrabel and Suez	—	(4,691)
Leases and other operating expenses — Liberty Global Consortium	(319)	(1,961)
Other operating income — Liberty Global Consortium	16	—
Other operating income — Electrabel and Suez	—	1,063
Interconnect net result — Other related parties	—	(10,284)
Other operating expenses — Other related parties	—	(3,501)
Finance costs
Finance income (loss) — Other related parties	—	3,387

Key management compensation

	December 31,	December 31,
	2006	2005

Salaries and other short-term employee benefits	3,554	3,570
Post-employment benefits	174	150
Share-based payments	346	1,620

	4,074	5,340

On August 24, 2005, the Company’s Chief Executive Officer also exercised the Bank Warrants as described in Note 10.

26.	SUBSIDIARIES

Details of the Company and its subsidiaries as of December 31, 2006 are as follows.

Company	National Number	Address	% Held	Consolidation Method

Telenet Group Holding NV	477.702.333	Liersesteenweg 4, 2800, Belgium	—	Parent company
Telenet Communciations NV	473.416.814	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet Bidco NV	473.416.418	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet NV	439.840.857	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
Telenet Vlaanderen NV	458.840.088	Liersesteenweg 4, 2800, Belgium	100%	Fully consolidated
UPC Belgium	455.620.381	Chazallaan 140, 1030, Belgium	100%	Fully consolidated
Merrion Communications	6378934T	62, Merrion Square, Dublin 2, Ireland	100%	Fully consolidated
Telenet Solutions Luxembourg SA	1.999.223.4426	Rue de Neudorf 595, 2220 Luxembourg, Luxembourg	100%	Fully consolidated

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to simplify the internal corporate structure of the Company and to align the corporate structure with the operating functioning of the Company, the Company completed the mergers of MixtICS and PayTVCo with Telenet NV during July 2005 with effect from January 1, 2005 and the merger of Telenet Solutions NV with Telenet NV on December 31, 2005 with effect from January 1, 2006. On January 31, 2006, Telenet Holding NV was liquidated since it no longer fulfilled any function in the group structure.

27.	SUBSEQUENT EVENTS

Cooperation with Interkabel

On January 24, 2007, Telenet received a letter from the Pure Intermunicipality companies (acting together under the Interkabel umbrella) inviting Telenet to submit a proposal to offer video-on-demand services to Interkabel’s customers. Telenet and Interkabel have engaged in another round of discussions on an agreement for iDTV. Telenet holds a number of rights for point-to-point services on the Interkabel networks which include Video on Demand.

Proposals for a broader framework of cooperation have also been exchanged recently. The outcome of these contacts cannot be predicted at this point. Telenet remains committed to work towards a constructive solution that is consistent with its rights which have been agreed at its foundation and which it will defend firmly.

European Commission Approval of LGI’s Controlling Ownership in Telenet

On February 26, 2007, LGI announced that the European Commission has approved their increased and controlling ownership position in the Company. With this regulated approval, the Company will be consolidated by LGI for financial reporting purposes beginning January 1, 2007. LGI also stated that it intends to nominate a majority of the Company’s Board of Directors.

28.	RECONCILIATION OF IFRSs AS ADOPTED BY THE EU TO U.S. GAAP

The consolidated financial statements have been prepared in accordance with IFRSs as adopted by the EU, as described in Note 2 to the consolidated financial statements. Those principles differ in certain significant respects from U.S. general accepted accounting principles (“U.S. GAAP”). These differences relate to the items that are described below and are summarized in the following tables. Such differences affect both the determination of net income and shareholders’ equity, as well as the classification and format of the consolidated financial statements

Items Affecting Net Income and Shareholders’ Equity

A. Deferred Taxes

Tax losses carried forward by subsidiaries acquired in previous business combinations have historically been presented net of a full valuation allowance. The Company started using these tax losses carried forward in 2004. Under IFRSs as adopted by the EU, the Company is required to reduce goodwill using the tax rate in effect at the time of the acquisition, or 40.17%, while using the current tax rate of 33.99% to establish the deferred tax asset. The difference between these two rates is recorded as an expense. Under U.S. GAAP, both the deferred tax asset and the reduction of +goodwill are determined using the current tax rate of 33.99%, resulting in lower deferred tax expense as these tax loss carryforwards are recognized. This results in an increase in goodwill of €8,254 and €2,978 and a decrease in deferred tax expense of €5,276 and €2,294 as of and for the years ended December 31, 2006 and 2005, respectively.

B. Share-based Payment

Under IFRSs as adopted by the EU, warrants granted after November 7, 2002 that had not vested before January 1, 2005 are recorded at the fair value of each option granted as estimated on the date of grant using the

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model. Warrants granted on or before November 7, 2002 were not modified subsequent to this date and, as a result, no compensation expense was recognized.

Through December 31, 2005 under U.S. GAAP, the Company used the intrinsic value method to account for stock option plans, including those plans that were not expensed under IFRSs as adopted by the EU as discussed above. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment on January 1, 2006 using the modified prospective method. Under the intrinsic method, the excess of the measurement date fair value of the Company’s ordinary shares over the exercise price of the stock options is recognized as compensation expense over the vesting period of the options. Under SFAS 123(R), the compensation cost is based on the grant-date fair value for the portion of the awards outstanding at the transition date where the requisite service has not been rendered. After the adoption of SFAS 123(R) on January 1, 2006, there is not a difference in compensation expense recognized under IFRSs as adopted by the EU or U.S. GAAP. The 2005 adjustments did not have tax consequences.

C. Copyright Fees

Under IFRSs as adopted by the EU, the Company records settlements with certain broadcasters and copyright collection agencies at the present value of the expenditures expected to be required to settle the obligation. Under U.S. GAAP, the Company retained an accrual in other liabilities for the gross amounts that the Company expects to pay. The interest expense recognized under IFRSs as adopted by the EU is reversed in U.S. GAAP resulting in an decrease in interest expense of €392 and €183 during the years ended December 31, 2006 and 2005, respectively. These adjustments did not have tax consequences.

D. Pension Liability

Under IFRSs as adopted by the EU, the cost of providing defined benefit retirement benefit schemes is determined using the Projected Unit Credit Method. The corridor approach is applied to actuarial gains and losses. Accordingly, all gains and losses exceeding 10% of the greater of the present value of the defined benefit obligation and the fair value of any plan assets are recognized over the expected average remaining working life of the employees participating in the plan. Past service cost is recognised immediately to the extent that the benefits are already vested, and otherwise is amortised on a straight-line basis over the average period until the benefits become vested. The retirement benefit obligation recognized in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognized past service cost, and as reduced by the fair value of plan assets.

As of December 31, 2006 for U.S. GAAP, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status is recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. Further, SFAS No. 158 requires the unrecognized transition asset or obligation, gains or losses, and prior service costs to be recognized as a component of other comprehensive income, net of tax. The adoption of SFAS No. 158, resulted in an increase in the pension liability of €3,536 that has been recorded as a direct adjustment to accumulated other comprehensive income under U.S. GAAP.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to U.S. GAAP

Reconciliation to U.S. GAAP of net income (loss) and shareholders’ equity are presented as follows:

		For the Years Ended December 31
	Note	2006	2005

Net income (loss) in accordance with IFRSs as adopted by the EU		5,453	(76,667)
Items having the effect of (increasing) decreasing reported net income (loss):
Deferred taxes	A	5,276	2,294
Stock based compensation	B	—	1,365
Copyright fees	C	392	183

Total of U.S. GAAP adjustments		5,668	3,842

Net income (loss) in accordance with U.S. GAAP		11,121	(72,825)

		December 31,	December 31,
	Note	2006	2005

Shareholders’ equity in accordance with IFRSs as adopted by the EU		721,657	709,098
Items having the effect of increasing (decreasing) reported shareholders’ equity:
Deferred taxes	A	8,254	2,978
Copyright fees	C	(843)	(1,235)
Pension liability	D	(3,536)	—

Total of U.S. GAAP adjustments		3,875	1,743

Shareholders’ equity in accordance with U.S. GAAP		725,532	710,841

Cash Flow Statement

The cash flow statement has been prepared in accordance with International Accounting Standards No. 7, and accordingly, the cash flow statement has not been reconciled to U.S. GAAP.

EXHIBIT INDEX

Exhibit No.	Description

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, the banks and financial institutions listed therein as Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and certain others, amending and restating the €1,072,000,000 Credit Agreement originally dated January 16, 2004 (the First Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 10.32 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.6	Amendment, dated December 15, 2005, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto-Dominion (Texas) LLC, as Facility Agent, to the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2005 (File No. 000-51360)).
4.7	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, including as Schedule 2 thereto the Amended and Restated Senior Secured Credit Facility Agreement, amending and restating the First Amended and Restated Senior Credit Facility (the Second Amended and Restated Senior Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006 (the March 31, 2006 10-Q)).
4.8	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility J Lenders listed therein under the Second Amended and Restated Senior Credit Facility.*
4.9	Additional Facility Accession Agreement, dated May 10, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Existing Security Agent, and the Additional Facility K Lenders listed therein under the Second Amended and Restated Senior Credit Facility.*

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein under the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.11	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors, listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Second Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2005 (File No. 000-51360) (the Incentive Plan 8-K)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.2 to the Incentive Plan 8-K).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Incentive Plan 8-K).
10.5	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of Liberty Media International, Inc., the predecessor issuer to the Registrant (LMI)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LMI’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.6	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.10	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.11	Liberty Global, Inc. Senior Executive Performance Incentive Plan effective November 1, 2006 (the SEP Incentive Plan).*
10.12	Form of Participation Certificate under the SEP Incentive Plan.*

Exhibit No.	Description

10.13	Liberty Global, Inc. 2006 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 1.01 of the Registrant’s Current Report on Form 8-K, filed March 14, 2006 (File No. 000-51360)).
10.14	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LMI’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.15	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.16	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.17	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.18	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC 2003 10-K).
10.19	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).
10.20	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to the UGC 2003 10-K).
10.21	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.22	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director.*
10.23	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.24	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.25	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360) (the Aircraft 8-K)).
10.26	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 99.2 to the Aircraft 8-K).
10.27	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.28	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.29	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).

Exhibit No.	Description

10.30	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.31	Executive Service Agreement, dated January 10, 2005, between UPC Services Limited and Shane O’Neill (incorporated by reference to Exhibit 10.16 to the UGC 2004 10-K).
10.32	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.33	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.34	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).
10.35	Split Dollar Life Insurance Agreement, dated February 15, 2001, between UGC and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.36	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant (as successor to LMI), Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.37	Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LMI’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.38	Amended and Restated Operating Agreement, dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant (as successor to LMI) (incorporated by reference to Exhibit 10.27 of LMI’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 000-50671)).
10.39	Share Purchase Agreement, dated September 30, 2005, between Glacier Holdings S.C.A. and United ACM Holdings, Inc. (the Cablecom Agreement) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 5, 2005 (File No. 000-51360) (the Cablecom 8-K)).
10.40	Excerpts from Schedule 4.6 to the Cablecom Agreement (incorporated by reference to Exhibit 2.2 to the Cablecom 8-K).
10.41	Deed, dated September 30, 2005, between LMI and Glacier Holdings S.C.A. (incorporated by reference to Exhibit 99.1 to the Cablecom 8-K).
10.42	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).

Exhibit No.	Description

10.43	Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Sibille (Formerly Finsterbusch Pickenhayn Sibille)**
23.5	Consent of Ernst & Young LTDA.**
23.6	Consent of KPMG LLP**
23.7	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32 — Section 1350 Certification **

* Filed with the Registrant’s Form 10-K dated March 1, 2007

** Filed with the Registrant’s Form 10-K/A (Amendment No. 1) dated June 18, 2007