Form 10-Q
period 2007-06-30
Liberty Global, Inc.
filed 2007-08-09
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of August 1, 2007 was:
Series A common stock — 185,283,655 shares;
Series B common stock — 7,282,683 shares; and
Series C common stock — 191,407,215 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
	amounts in millions

ASSETS
Current assets:
Cash and cash equivalents	$2,514.6	$1,880.5
Trade receivables, net	726.0	726.5
Other receivables, net	97.9	110.3
Restricted cash (note 7)	31.5	496.1
Other investments (note 13)	345.0	—
Other current assets	500.7	349.1

Total current assets	4,215.7	3,562.5
Restricted cash (note 7)	482.2	—
Investments in affiliates, accounted for using the equity method, and related receivables	549.1	1,062.7
Other investments	125.8	477.6
Property and equipment, net (note 6)	9,584.4	8,136.9
Goodwill (note 6)	11,408.7	9,942.6
Franchise rights and other intangible assets not subject to amortization	180.6	177.1
Intangible assets subject to amortization, net (note 6)	2,115.1	1,578.3
Other assets, net	996.6	631.6

Total assets	$29,658.2	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30,	December 31,
	2007	2006
	amounts in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585.7	$652.4
Accrued liabilities and other	1,274.7	810.3
Deferred revenue and advance payments from subscribers and others	746.8	640.1
Accrued interest	163.0	257.0
Current portion of debt and capital lease obligations (notes 5 and 7)	767.7	1,384.9

Total current liabilities	3,537.9	3,744.7
Long-term debt and capital lease obligations (notes 5 and 7)	14,988.7	10,845.2
Deferred tax liabilities	408.5	537.1
Other long-term liabilities	1,337.7	1,283.7

Total liabilities	20,272.8	16,410.7

Commitments and contingencies (notes 7 and 11)
Minority interests in subsidiaries	2,745.5	1,911.5

Stockholders’ equity (note 8):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 185,036,607 and 196,896,880 shares, respectively	1.9	2.0
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,282,683 and 7,284,799 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 191,154,163 and 197,256,404 shares, respectively	1.9	2.0
Additional paid-in capital	7,578.3	8,093.5
Accumulated deficit	(1,162.3)	(1,020.3)
Accumulated other comprehensive earnings, net of taxes	220.0	169.8

Total stockholders’ equity	6,639.9	7,247.1

Total liabilities and stockholders’ equity	$29,658.2	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions, except per share amounts

Revenue (note 10)	$2,180.6	$1,590.8	$4,286.6	$3,081.3

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation of $2.5 million, $1.1 million, $4.8 million and $2.1 million, respectively) (notes 9 and 10)	906.1	690.1	1,781.8	1,326.2
Selling, general and administrative (SG&A) (including stock-based compensation of $37.5 million, $18.2 million, $78.7 million and $33.2 million, respectively) (notes 9 and 10)	453.5	352.5	902.7	684.5
Depreciation and amortization	610.2	454.6	1,204.2	880.4
Impairment, restructuring and other operating charges, net	0.6	0.1	5.9	6.2

	1,970.4	1,497.3	3,894.6	2,897.3

Operating income	210.2	93.5	392.0	184.0

Other income (expense):
Interest expense (note 10)	(226.3)	(156.1)	(459.3)	(300.2)
Interest and dividend income (note 10)	24.1	20.3	48.5	36.0
Share of results of affiliates, net	9.5	(1.0)	23.1	0.4
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 5)	(74.3)	(92.7)	(145.8)	21.1
Foreign currency transaction gains, net	38.6	43.6	52.5	82.2
Losses on extinguishment of debt, net	(23.3)	(26.7)	(23.3)	(35.6)
Gains on disposition of assets, net	—	2.3	0.3	47.6
Other expense, net	(1.3)	(6.1)	(4.6)	(6.2)

	(253.0)	(216.4)	(508.6)	(154.7)

Earnings (loss) before income taxes, minority interests and discontinued operations	(42.8)	(122.9)	(116.6)	29.3
Income tax benefit (expense)	60.9	(28.6)	54.6	(98.9)
Minority interests in earnings of subsidiaries, net	(147.8)	(32.8)	(203.8)	(60.3)

Loss from continuing operations	(129.7)	(184.3)	(265.8)	(129.9)

Discontinued operations (note 4):
Earnings from operations	—	23.6	—	14.3
Gain on disposal of discontinued operations	—	184.9	—	408.0

	—	208.5	—	422.3

Net earnings (loss)	$(129.7)	$24.2	$(265.8)	$292.4

Basic and diluted earnings (loss) per common share (note 2):
Continuing operations	$(0.34)	$(0.40)	$(0.69)	$(0.28)
Discontinued operations	—	0.45	—	0.91

	$(0.34)	$0.05	$(0.69)	$0.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

Net earnings (loss)	$(129.7)	$24.2	$(265.8)	$292.4

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(12.8)	247.7	49.2	316.3
Reclassification adjustment for foreign currency translation gains included in net earnings (loss)	—	(4.0)	—	(2.3)
Unrealized gains (losses) on available-for-sale securities	(6.8)	5.3	(4.7)	5.8
Reclassification adjustment for net losses on available-for-sale securities included in net earnings (loss)	0.4	3.0	3.8	5.8
Unrealized gains (losses) on cash flow hedges and other	3.8	(0.2)	2.8	0.4

Other comprehensive earnings (loss)	(15.4)	251.8	51.1	326.0

Comprehensive earnings (loss)	$(145.1)	$276.0	$(214.7)	$618.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings (loss),	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	amounts in millions

Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$7,247.1
Accounting change (note 3)	—	—	—	71.4	123.8	—	195.2

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	(896.5)	169.8	7,442.3
Net loss	—	—	—	—	(265.8)	—	(265.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	51.1	51.1
Repurchase and cancellation of common stock (note 8)	(0.1)	—	(0.1)	(645.3)	—	—	(645.5)
Stock-based compensation, net of taxes (note 9)	—	—	—	27.1	—	—	27.1
Stock issued in connection with equity incentive plans	—	—	—	23.5	—	—	23.5
Adjustments due to changes in subsidiaries’ equity and other, net (note 8)	—	—	—	8.1	—	(0.9)	7.2

Balance at June 30, 2007	$1.9	$0.1	$1.9	$7,578.3	$(1,162.3)	$220.0	$6,639.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2007	2006
	amounts in millions

Cash flows from operating activities:
Net earnings (loss)	$(265.8)	$292.4
Net earnings from discontinued operations	—	(422.3)

Loss from continuing operations	(265.8)	(129.9)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	83.5	35.3
Depreciation and amortization	1,204.2	880.4
Impairment, restructuring and other operating charges	5.9	6.2
Amortization of deferred financing costs and non-cash interest	48.7	37.7
Share of results of affiliates, net of dividends	(19.2)	2.0
Realized and unrealized losses (gains) on financial and derivative instruments, net	145.8	(21.1)
Foreign currency transaction gains, net	(52.5)	(82.2)
Losses on extinguishment of debt	23.3	35.6
Gains on disposition of assets, net	(0.3)	(47.6)
Deferred income tax expense (benefit)	(54.0)	52.0
Minority interests in earnings of subsidiaries, net	203.8	60.3
Other non-cash items	6.0	9.2
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(265.1)	(52.0)
Net cash provided by operating activities of discontinued operations	—	82.3

Net cash provided by operating activities	1,064.3	868.2

Cash flows from investing activities:
Capital expended for property and equipment	(951.8)	(697.1)
Cash paid in connection with acquisitions, net of cash acquired	(111.0)	(144.2)
Net cash received to purchase and settle derivative instruments	45.9	8.7
Proceeds received upon dispositions of assets	4.1	98.4
Other investing activities	(35.0)	(9.5)
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	972.5
Net cash used by investing activities of discontinued operations	—	(92.5)

Net cash provided (used) by investing activities	$(1,047.8)	$136.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2007	2006
	amounts in millions

Cash flows from financing activities:
Borrowings of debt	$8,126.2	$5,880.5
Repayments of debt and capital lease obligations	(6,925.0)	(5,752.4)
Repurchase of common stock	(645.5)	(755.7)
Proceeds from issuance of common stock upon exercise of stock options	28.2	3.5
Proceeds from issuance of stock by subsidiaries	23.0	6.4
Payment of deferred financing costs	(17.7)	(25.9)
Other financing activities, net	(1.4)	7.6

Net cash provided (used) by financing activities	587.8	(636.0)

Effect of exchange rates on cash	29.8	84.2

Net increase (decrease) in cash and cash equivalents:
Continuing operations	634.1	462.9
Discontinued operations	—	(10.2)

Net increase in cash and cash equivalents	634.1	452.7
Cash and cash equivalents:
Beginning of period	1,880.5	1,202.2

End of period	$2,514.6	$1,654.9

Cash paid for interest	$584.1	$294.8

Net cash paid for taxes	$31.6	$30.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations at June 30, 2007 in 17 countries, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide broadband communications services in 10 European countries and in Chile. As further described in note 7, (i) our 100% ownership interest in Cablecom Holdings GmbH (Cablecom), a broadband communications operator in Switzerland, and (ii) our 80% interest in VTR Global Com, S.A. (VTR), a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Telenet Group Holding NV (Telenet), which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4), we provide broadband communications services in Belgium. Through our indirect 36.5% controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 53.4%-owned subsidiary Austar United Communications Limited (Austar), we provide direct-to-home (DTH) satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) a non-controlling interest in a broadband communications company in Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K/A.

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
June 30, 2007
(unaudited)

internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2007.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	384,833,589	458,931,096	387,907,014	463,735,252

We reported losses from continuing operations during the three and six months ended June 30, 2007 and 2006. Therefore, the dilutive effect for the 2007 and 2006 periods of (i) the aggregate number of then outstanding options, stock appreciation rights, and nonvested shares of 30.7 million and 35.8 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other contracts that may be settled in cash or shares of 35.3 million and 40.9 million, respectively, and (iii) the number of shares contingently issuable pursuant to performance-based incentive plans of 9.2 million and nil, respectively, were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

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

In connection with our January 1, 2007 adoption of FIN 48, we recognized (i) a $157.9 million decrease to our other long-term liabilities related to uncertain income tax positions, (ii) a $187.3 million increase to our deferred tax assets, net of related valuation allowances, (iii) a $123.8 million decrease to our accumulated deficit and (iv) a $145.5 million decrease to our goodwill. In addition, we recorded a $71.4 million increase to additional paid-in capital and a $4.5 million increase to minority interests in subsidiaries related to the minority interest owners’ share of the decrease to the January 1, 2007 accumulated deficit of a majority-owned subsidiary. See note 8.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Interest and penalties related to income tax liabilities are included in income tax expense.

As of January 1, 2007, our unrecognized tax benefits, net of potential interest and penalties of $17.4 million, aggregated $471.8 million, including approximately $80.4 million that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would record as reductions of goodwill or that we would expect to be offset by valuation allowances. There were no significant changes to these balances during the six months ended June 30, 2007. No assurance can be given that any of these tax benefits will be recognized or realized.

During the next 12 months, the period available for examination of our prior year tax returns may expire in several of the tax jurisdictions in which we have operations. If the examination periods were to expire in all such jurisdictions, it is reasonably possible that the amount of unrecognized tax benefits at January 1, 2007 related to these jurisdictions could change significantly and could result in increases to our deferred tax assets or decreases to our liabilities for uncertain tax positions and a favorable impact on our effective income tax rate of up to $37.0 million. In addition, it is reasonably possible that we could enter into transactions and take tax positions with respect to certain of our tax returns that could result in significant increases to our unrecognized tax benefits during the next 12 months. We are currently unable to provide a meaningful estimate of the range of any such increases. No assurance can be given as to the nature or impact of changes in our unrecognized tax positions during the next 12 months.

LGI and certain of its subsidiaries are subject to U.S. federal and state income tax. Other LGI subsidiaries are subject to the income tax of foreign jurisdictions. Substantially all material foreign income tax examinations have been concluded for tax years through 2002. Currently we are or anticipate being under examination in several jurisdictions in which we operate. Although no assurance can be given, we anticipate that the outcome of these examinations will not have a material adverse effect on our financial position or results of operations.

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

2007 Acquisition

Telenet — On November 13, 2006, Belgian Cable Investors, a Delaware partnership (Belgian Cable Investors) and a then majority owned subsidiary of Chellomedia, paid cash consideration of €135.0 million ($172.9 million at

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). At the time, the Mixed Intercommunales were, along with certain of our subsidiaries, members of a syndicate (the Telenet Syndicate) that controls Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction, we obtained a majority ownership interest in the Telenet shares owned by the Telenet Syndicate, thereby acquiring certain governance rights that provide us with the ability to exercise voting control over Telenet, as further described below. As we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we accounted for Telenet using the equity method through December 31, 2006. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We obtained control of Telenet to enhance our strategic alternatives with respect to our investment position in Telenet.

Including the 6,750,000 shares acquired upon the November 13, 2006 exercise of the aforementioned call options and 1,731,138 additional Telenet shares acquired from third parties, we acquired an aggregate 8.4% interest in Telenet during the fourth quarter of 2006.

On May 31, 2007, pursuant to the rights provided us under the agreement among the Telenet Syndicate shareholders (the Syndicate Agreement) (which rights we could not exercise until February 26, 2007, the date we obtained competition approval from the European Commission), we nominated seven additional members to the Telenet Board, bringing our total number of representatives to nine of the 17 total members. Under the Syndicate Agreement and the Telenet Articles of Association, certain limited Telenet Board decisions must receive the affirmative vote of specified directors in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at June 30, 2007, these special voting requirements applied only to certain minority-protective decisions, including affiliate transactions, incurrence of debt in excess of that required to fund Telenet’s business plan and dispositions of assets representing more than 20% of Telenet’s fair market value.

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

On June 29, 2007, an indirect subsidiary of Chellomedia paid cash consideration of €35.3 million ($47.8 million at the transaction date) to acquire from an unrelated third party the remaining 10.5% interest in Belgian Cable Investors that we did not already own.

We have accounted for our acquisitions of Telenet and Belgian Cable Investors interests as step acquisitions, and have allocated our investment basis to our pro rata share of Telenet’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for the Telenet and Belgian Cable Investors step acquisitions, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Telenet. Although all items in the Telenet valuation process remain open, we expect that the most significant adjustments to the purchase price allocation will involve property and equipment, intangible assets and deferred income taxes.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

A summary of the January 1, 2007 opening balance sheet of Telenet (as adjusted for the Telenet shares and the Belgian Cable Investors interests acquired through June 30, 2007) is presented in the following table. The opening balance sheet is based on preliminary purchase price allocations and is therefore subject to adjustment (amounts in millions):

Cash	$77.6
Other current assets	159.0
Property and equipment, net	1,376.7
Goodwill	1,555.5
Intangible assets subject to amortization (a)	715.9
Other assets, net	40.3
Current liabilities	(612.9)
Long-term debt and capital lease obligations	(1,793.8)
Other long-term liabilities	(199.2)
Minority interests (b)	(659.1)

Purchase price (c)	$660.0

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships and network rights (see note 7). At January 1, 2007 and the respective 2007 step acquisition dates, the weighted average useful lives of Telenet’s customer relationships and network rights were approximately 9 years and 14 years, respectively.

(b)	Represents the minority interest owners’ share of Telenet’s net assets.

(c)	Amount includes the $523.3 million carrying value of our equity method investment in Telenet as of December 31, 2006 and the consideration paid to acquire additional Telenet and Belgian Cable Investors interests during the first six months of 2007.

At June 30, 2007, we indirectly owned 31,813,444, or 31.3%, of Telenet’s then outstanding ordinary shares. On July 4, 2007, Belgian Cable Investors paid cash consideration of €466.7 million or €25.00 per share ($635.4 million or $34.04 per share at the transaction date), before direct acquisition costs, to exercise options to acquire 18,668,826 Telenet shares from certain of the Telenet Syndicate shareholders. Immediately following this transaction, we indirectly owned 50,482,270 shares or 49.7% of Telenet’s then outstanding ordinary shares. As a result of this transaction, only one third-party shareholder (the Financial Consortium) remained within the Telenet Syndicate and our governance rights increased such that the only Telenet Board decisions that we do not control under the Syndicate Agreement and the Telenet Articles of Association are certain minority-protective decisions, including decisions to sell certain cable assets or terminate cable services.

Subsequent to June 30, 2007, we exercised 26,417 Subordinated Debt Warrants and Telenet was informed by certain holders of its Subordinated Debt Warrants that they intend to exercise in the aggregate a further 3,261,960 Subordinated Debt Warrants. On or about August, 10, 2007, Telenet expects to issue (i) an estimated 7,443,826 ordinary shares in the aggregate to the Financial Consortium and other third parties, and (ii) 96,958 ordinary shares to our company upon the exercise of these Subordinated Debt Warrants. Upon the issuance of these shares, we expect that our ownership interest in Telenet will be diluted from 49.7% to approximately 46.3% and that the Telenet Syndicate’s ownership interest will be 51.0%. We have only limited rights to purchase the shares owned by the Financial Consortium in the event the Financial Consortium decides to sell any or all of its shares. Therefore, it is possible that the Financial Consortium could sell sufficient Telenet shares to other parties such that the Telenet

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Syndicate would no longer own a majority of Telenet’s outstanding shares. In addition, the Financial Consortium could reduce its ownership interest to less than 3%, either through sales to our company or others, thereby causing the Telenet Syndicate to be terminated.

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

Karneval — In August 2006, we entered into a total return swap with independent third parties to acquire Unite Holdco III BV (Unite Holdco). On September 18, 2006, (i) Unite Holdco acquired 100% of Karneval Media SRO and Forecable SRO (together Karneval) for aggregate cash consideration of €331.1 million ($420.1 million at the transaction date) before direct acquisition costs, and (ii) Liberty Global Europe NV (Liberty Global Europe), our indirect subsidiary, began consolidating Unite Holdco pursuant to the requirements of FASB Interpretation No. 46(R), Consolidation of Variable interest Entities. On December 28, 2006, following the receipt of regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. For financial reporting purposes, we began consolidating Karneval effective September 30, 2006.

INODE — On March 2, 2006 we acquired INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date).

The purchase accounting for our acquisition of Cable West, as reflected in our condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of this acquired entity. As the open items in the valuation process generally relate to deferred revenue, we would expect that the primary effects of any potential adjustments to the preliminary Cable West purchase price allocation would be changes to the values assigned to deferred revenue and to the related amortization of deferred revenue. In addition, our final assessment of the purchase price allocation could lead to adjustments to the amount of acquired deferred tax assets or assumed deferred tax liabilities.

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2006 give effect to (i) the Telenet and Belgian Cable Investors step acquisitions that were completed during the fourth quarter of 2006 and the first six months of 2007 and (ii) the September 2006 Cable West and Karneval acquisitions as if they had been completed as of January 1, 2006. No effect has been given to the acquisition of INODE since it would not have had a material impact on our results of operations for the indicated periods. Our results of operations for the three and six months ended June 30, 2007 would not have been materially different from our reported results if the Telenet and Belgian Cable Investors step acquisitions that occurred following the January 1, 2007 consolidation of Telenet had occurred on January 1, 2007. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on January 1, 2006. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	in millions, except per share amounts

Revenue	$1,900.7	$3,694.1

Loss from continuing operations	$(190.8)	$(135.0)

Basic and diluted EPS from continuing operations	$(0.42)	$(0.29)

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

The operating results of UPC Sweden, UPC France and PT Norway that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	amounts in millions

Revenue	$165.4	$325.4

Operating income	$29.8	$32.6

Earnings before income taxes and minority interests	$23.6	$14.5

Net earnings from discontinued operations	$23.6	$14.3

We were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $8.1 million and $17.9 million for the three and six months ended June 30, 2006, respectively, is included in discontinued operations in the accompanying condensed consolidated statements of operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
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

	June 30,	December 31,
	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts	$(138.3)	$(174.6)
Embedded derivatives(a)	4.9	3.1
Foreign exchange contracts	(52.5)	28.0
Call and put contracts	56.4	37.4

Total(a)	$(129.5)	$(106.1)

Current asset	$72.8	$51.0
Long-term asset	283.2	166.5
Current liability	(101.1)	(40.3)
Long-term liability	(384.4)	(283.3)

Total(a)	$(129.5)	$(106.1)

(a)	Excludes the prepaid forward sale of The News Corporation Limited (News Corp.) Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts	$79.7	$(68.5)	$41.8	$(14.2)
UGC Convertible Notes (a)	(148.2)	2.8	(209.4)	36.1
Foreign exchange contracts	(14.9)	(6.3)	(1.8)	5.8
Call and put contracts (b)	9.6	(19.8)	20.8	(5.2)
Other	(0.5)	(0.9)	2.8	(1.4)

Total	$(74.3)	$(92.7)	$(145.8)	$21.1

(a)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net.

(b)	Includes losses associated with the Sumitomo Collar (as described below) during the 2007 periods and gains and losses associated with (i) the call options we held with respect to Telenet ordinary shares and (ii) the forward sale of News Corp. Class A common stock during the 2007 and 2006 periods. See below and note 4.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Cross-currency and Interest Rate Exchange Contracts

We have various cross currency and interest rate exchange contracts with respect to the U.S. dollar, the euro, the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian new lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). The terms of our outstanding contracts at June 30, 2007 are as follows:

Cross-currency Interest Rate Swaps:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary / Final maturity date	counterparty	counterparty		counterparty	counterparty
	amounts in millions

UPC Broadband Holding:
March 2013	$335.0		€252.9	LIBOR + 2.0%	5.70%
December 2013	750.0		566.1	LIBOR + 2.0%	5.77%

	$1,085.0		€819.0

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
February 2010	105.8		3,018.7	5.50%	4.88%
July 2010	60.0		1,703.1	5.50%	5.33%
September 2012	200.0		5,800.0	5.46%	5.30%

	€425.8	CZK	12,224.9

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€410.0	HUF	118,937.5	5.50%	8.75%
July 2009	410.0		118,937.5	5.50%	7.82%

	€820.0	HUF	237,875.0

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2010	245.0		1,000.6	5.50%	6.52%

	€490.0	PLN	2,001.2

December 2009	€200.0	RON	709.1	5.50%	10.98%
January 2010	60.0		213.1	5.50%	9.65%

	€260.0	RON	922.2

September 2012	€229.1	CHF	335.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%
December 2014	1,079.8		1,760.0	EURIBOR + 2.0%	CHF LIBOR + 1.95%

	€1,308.9	CHF	2,095.8

December 2014	$340.0	CLP	181,288.0	LIBOR + 1.75	8.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$145.0	CLP	80,257.5	LIBOR + 3.0%	11.34%
September 2014	145.0		80,257.5	LIBOR + 3.0%	11.06%
September 2014	185.0		102,397.5	LIBOR + 3.0%	11.09%

	$475.0	CLP	262,912.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2007 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary / Final maturity date	Notional amount		counterparty	counterparty
	in millions

UPC Broadband Holding:
July 2008		€393.5	3 mos. EURIBOR	6 mos. EURIBOR+0.01%
January 2009		210.0	EURIBOR	3.58%
April 2010		1,000.0	EURIBOR	3.28%
January 2011		193.5	EURIBOR	3.83%
September 2012		500.0	EURIBOR	2.96%
December 2013		90.5	EURIBOR	3.84%
January 2014		185.0	EURIBOR	4.04%

		€2,572.5

December 2010	CHF	618.5	CHF LIBOR	2.19%
September 2012		711.5	CHF LIBOR	2.33%

	CHF	1,330.0

July 2013	CLP	55,350.0	6.67%	TAB
July 2013		55,350.0	6.88%	TAB

	CLP	110,700.0

Chellomedia PFH:
December 2013		$90.0	LIBOR	4.98%

December 2013		€105.0	EURIBOR	3.95%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	75.0	AUD BBSY	6.38%
August 2011		175.0	AUD BBSY	6.14%
August 2013		130.0	AUD BBSY	6.34%
August 2013		100.0	AUD BBSY	6.38%

	AUD	480.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$75.0	LIBOR	5.18%
June 2014		75.0	LIBOR	5.19%

		$150.0

Certain Telenet subsidiaries:
September 2008		€25.0	3 mos. EURIBOR	4.49%
September 2009		43.2	3 mos. EURIBOR	4.52%
September 2010		50.0	3 mos. EURIBOR	4.70%
December 2011		50.0	3 mos. EURIBOR	5.29%

		€168.2

VTR:
July 2013	CLP	55,350.0	TAB	7.75%
July 2013		55,350.0	TAB	7.80%

	CLP	110,700.0

J:COM:
June 2009		¥26,094.7	TIBOR	0.52%
December 2009		5,500.0	TIBOR	0.55%
December 2009		1,500.0	TIBOR	0.69%
December 2009		3,000.0	TIBOR	0.70%
September 2010		3,000.0	TIBOR	1.46%
September 2011		2,000.0	TIBOR	1.37%
October 2011		5,000.0	¥ LIBOR	1.33%
October 2011		5,000.0	¥ LIBOR	1.38%
April 2013		10,000.0	¥ LIBOR	1.75%
April 2013		5,000.0	¥ LIBOR	1.71%
April 2013		5,000.0	¥ LIBOR	1.81%
October 2013		5,000.0	¥ LIBOR	1.59%
October 2013		5,000.0	¥ LIBOR	1.67%
October 2013		5,000.0	¥ LIBOR	1.69%
October 2013		4,500.0	¥ LIBOR	1.58%

		¥90,594.7

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable by a Telenet subsidiary on the indicated notional amount, as detailed below:

Maturity date	Notional amount	Maximum rate
	in millions

September 2009	€35.5	4.0%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable by a Telenet subsidiary on the indicated notional amount, as detailed below:

Maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

December 2009	€375.0	2.5%	5.5%
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at June 30, 2007:

			Currency
	Currency purchased		sold
LGI subsidiary	forward		forward		Maturity dates
	amounts in millions

UPC Broadband Holding	CZK	266.0		€9.3	July 2007
UPC Broadband Holding	PLN	35.0		€9.3	July 2007
UPC Broadband Holding	HUF	4,800.0		€19.5	July 2007
UPC Broadband Holding		£4.0		€5.9	July 2007
UPC Broadband Holding	CHF	130.0		€78.6	July 2007
UPC Broadband Holding		€15.4	RON	49.0	July 2007
J:COM		$15.5		¥1,854.4	July 2007 — January 2008
VTR		$39.3	CLP	21,008.1	July 2007 — June 2008
Telenet		$362.7		€304.0	December 2008
Austar Entertainment		$42.1	AUD	55.7	July 2007 — March 2009
Liberty Global Europe Financing BV		$121.9	CLP	65,789.0	July 2007 — December 2007

Sumitomo Collar and Secured Borrowing

During the second quarter of 2007, our wholly owned indirect subsidiary, Liberty Programming Japan, Inc. (Liberty Programming Japan), executed a zero cost share collar transaction (the Sumitomo Collar) with respect to the underlying ordinary shares of Sumitomo Corporation (Sumitomo) stock received by Liberty Programming Japan from Sumitomo in connection with the restructuring of Liberty Programming Japan’s indirect interest in

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel) and certain other assets. As further described in note 13, Liberty Programming Japan received 45,652,043 Sumitomo shares with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date) upon the closing of this transaction on July 3, 2007. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($17.19) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($22.61). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in our condensed consolidated statements of operations. The fair value of the Sumitomo Collar as of June 30, 2007 was a liability of $30.2 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual installments beginning on May 22, 2016, and are included in long-term debt and capital lease obligations in our condensed consolidated balance sheet. On June 28, 2007, Liberty Programming Japan borrowed ¥93.660 billion ($757.6 million at the transaction date) under these agreements (the Sumitomo Collar Loan). The pledge arrangement entered into by Liberty Programming Japan provides that Liberty Programming Japan will receive all dividends paid on the Sumitomo shares and be able to exercise all voting and consensual rights.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(6)	Long-Lived Assets

Property and equipment, net

The details of property and equipment and the related accumulated depreciation are set forth below:

	June 30,	December 31,
	2007	2006
	amounts in millions

Cable distribution systems	$11,942.2	$9,835.5
Support equipment, buildings and land	1,511.8	1,224.5

	13,454.0	11,060.0
Accumulated depreciation	(3,869.6)	(2,923.1)

Property and equipment, net	$9,584.4	$8,136.9

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

					Foreign
			Release of		currency
		Acquisition	pre-acquisition		translation
	January 1,	related	valuation	Adoption of	adjustments	June 30,
	2007	adjustments	allowance	FIN 48	and other	2007
	amounts in millions

UPC Broadband Division:
The Netherlands	$1,403.4	$—	$(55.6)	$(27.3)	$40.4	$1,360.9
Switzerland	2,349.9	—	—	—	(3.9)	2,346.0
Austria	791.1	—	—	(8.8)	20.7	803.0
Ireland	250.0	—	—	(0.4)	6.7	256.3

Total Western Europe	4,794.4	—	(55.6)	(36.5)	63.9	4,766.2

Hungary	402.3	3.3	—	(9.6)	22.1	418.1
Other Central and Eastern Europe	1,048.4	(4.5)	—	(11.6)	27.0	1,059.3

Total Central and Eastern Europe	1,450.7	(1.2)	—	(21.2)	49.1	1,477.4

Total UPC Broadband Division	6,245.1	(1.2)	(55.6)	(57.7)	113.0	6,243.6
Telenet (Belgium)	—	1,555.5	—	—	43.0	1,598.5
J:COM (Japan)	2,354.6	6.7	(3.5)	—	(78.5)	2,279.3
VTR (Chile)	527.6	—	—	(4.8)	6.8	529.6
Corporate and other	815.3	8.0	—	(83.0)	17.4	757.7

Total LGI	$9,942.6	$1,569.0	$(59.1)	$(145.5)	$101.7	$11,408.7

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Intangible assets subject to amortization

The details of our amortizable intangible assets are set forth below:

	June 30,	December 31,
	2007	2006
	amounts in millions

Gross carrying amount:
Customer relationships	$2,210.4	$1,797.0
Other	432.6	120.0

	$2,643.0	$1,917.0

Accumulated amortization:
Customer relationships	$(465.6)	$(308.2)
Other	(62.3)	(30.5)

	$(527.9)	$(338.7)

Net carrying amount:
Customer relationships	$1,744.8	$1,488.8
Other	370.3	89.5

	$2,115.1	$1,578.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(7)	Debt and Capital Lease Obligations

The components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2007
	Weighted	Unused borrowing
	average	capacity (b)			Carrying value (c)
	interest	Borrowing		U.S. $	June 30,	December 31,
	rate (a)	currency		equivalent	2007	2006
	amounts in millions

Parent:
LGI Credit Facility	7.87%		—	$—	$215.0	$—
Subsidiaries:
UPC Broadband Holding Bank Facility	6.22%		€1,320.0	1,786.9	6,502.9	4,010.6
UPC Holding 8.0% Senior Notes due 2016 (formerly the Cablecom Luxembourg 8.0% Senior Notes due 2016) (d)	8.00%		—	—	406.1	395.7
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	676.9	659.5
UPC Holding 8.63% Senior Notes due 2014	8.63%		—	—	406.1	395.7
UPC Holding Facility	7.03%		—	—	338.4	—
LG Switzerland PIK Loan Facility	—		—	—	—	775.7
Telenet Senior Credit Facility	5.02%		€200.0	270.7	782.5	—
Telenet Senior Discount Notes	11.50%		—	—	312.8	—
Telenet Senior Notes	9.00%		—	—	502.5	—
J:COM Credit Facility	1.16%		¥30,000.0	243.4	568.9	642.5
Other J:COM debt	1.25%		¥8,000.0	64.9	919.3	966.7
UGC Convertible Notes (e)	1.75%		—	—	932.4	702.3
Sumitomo Collar Loan (f)	1.88%		—	—	761.2	—
VTR Bank Facility (g)	7.32%	CLP	136,391.6	258.5	475.0	475.0
Secured borrowing on ABC Family Worldwide, Inc. (ABC Family) preferred stock	7.42%		—	—	345.0	345.0
Austar Bank Facility	7.63%	AUD	225.7	191.9	317.1	306.4
Chellomedia Bank Facility	7.35%		—	—	299.8	229.1
Liberty Puerto Rico Bank Facility	7.36%		$10.0	10.0	150.0	149.9
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	—		—	—	—	1,094.7
Cablecom Luxembourg Old Senior Notes	—		—	—	—	424.8
Other	5.05%		—	—	331.6	206.7

Total debt	5.70%			$2,826.3	15,243.5	11,780.3

Capital lease obligations:
J:COM					417.3	423.8
Telenet					70.4	—
Other subsidiaries					25.2	26.0

Total capital lease obligations					512.9	449.8

Total debt and capital lease obligations					15,756.4	12,230.1
Current maturities					(767.7)	(1,384.9)

Long-term debt and capital lease obligations					$14,988.7	$10,845.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(a)	Represents the weighted average interest rate in effect at June 30, 2007 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2007 without regard to covenant compliance calculations. At June 30, 2007, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At June 30, 2007, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the Austar Bank Facility was limited by covenant compliance calculations. Based on the June 30, 2007 covenant compliance calculations, the aggregate amount that will be available for borrowing when the June 30, 2007 bank reporting requirements have been completed is €601.5 million ($814.3 million) under the UPC Broadband Holding Bank Facility and AUD 222.3 million ($189.0 million) under the Austar Bank Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	As further described below, the Cablecom Luxembourg 8.0% Senior Notes due 2016 were assumed by UPC Holding on April 17, 2007.

(e)	The UGC Convertible Notes are reported at fair value.

(f)	See note 5 for information regarding the Sumitomo Collar Loan.

(g)	Pursuant to terms of the UPC Broadband Holding Bank Facility (see below), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account, which is presented as long-term restricted cash in our condensed consolidated balance sheet, had a balance of $482.2 million at June 30, 2007.

LGI Revolving Credit Facility

In June 2007, LGI entered into a $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility). The LGI Credit Facility is available to be used to fund the general corporate and working capital requirements of LGI and its subsidiaries. The applicable interest payable under the LGI Credit Facility is LIBOR plus 2.5%. The final maturity date of June 25, 2009 may be extended, at LGI’s option, to June 25, 2010. Amounts that are repaid by LGI under the LGI Credit Facility may be re-borrowed. The LGI Credit Facility has a commitment fee on undrawn and uncancelled commitments of 0.75% per year. At June 30, 2007, the LGI Credit Facility was fully drawn.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

UPC Broadband Holding Bank Facility Refinancing Transactions

In April and May 2007, our indirect subsidiaries UPC Financing Partnership (the Partnership) and UPC Broadband Holding (together, the Borrowers) entered into six additional facility accession agreements (collectively, the Accession Agreements) pursuant to UPC Broadband Holding’s senior secured credit agreement (as amended and restated, the UPC Broadband Holding Bank Facility). The Accession Agreements each provide for an additional term loan facility under the UPC Broadband Holding Bank Facility. Including the six term loan facilities added by the Accession Agreements, the UPC Broadband Holding Bank Facility was comprised of eight facilities at June 30, 2007, as follows (amounts in millions):

			June 30, 2007
		Facility amount		Unused	Outstanding
		(in borrowing		borrowing	principal
Facility	Effective date	currency)	Interest rate	capacity	amount

I	May 14, 2007	€250.0	EURIBOR + 2.50%	$338.4	$—
L	July 3, 2006	€830.0	EURIBOR + 2.25%	1,110.1	13.5
M1 (a)	April 17, 2007	€1,695.0	EURIBOR + 2.00%	—	2,294.7
M2 (b)	April 16, 2007	€1,175.0	EURIBOR + 2.00%	—	1,590.7
M3 (c)	May 18, 2007	€520.0	EURIBOR + 2.00%	—	704.0
M4 (d)	May 14, 2007	€250.0	EURIBOR + 2.00%	338.4	—
N1 (e)	May 16, 2007	$1,775.0	LIBOR + 1.75%	—	1,775.0
N2 (f)	May 18, 2007	$125.0	LIBOR + 1.75%	—	125.0

Total				$1,786.9	$6,502.9

(a)	The proceeds of this facility, which we refer to as “Facility M1,” were used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility.

(b)	The proceeds of this facility, which we refer to as “Facility M2,” were indirectly used to repay the outstanding borrowings under the senior secured credit facility agreement for Cablecom Luxembourg and Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility), and, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay the outstanding borrowings under the Payment-in-Kind (PIK) facility agreement of Liberty Global Switzerland, Inc., dated September 30, 2005 (the LG Switzerland PIK Loan Facility). Effective April 16, 2007, Cablecom and its subsidiaries became subsidiaries of UPC Broadband Holding.

(c)	The proceeds of this facility, which we refer to as “Facility M3,” were used to fund the cash collateral account that secures the senior secured credit facility for VTR, dated September 20, 2006 (the VTR Bank Facility) and for general corporate and working capital purposes.

(d)	The proceeds of this facility, which we refer to as “Facility M4,” (and together with Facilities M1, M2 and M3, as “Facility M”) are available to be drawn as follows: (i) 100% of the facility proceeds are available to be drawn through February 14, 2008 (the 50% Date) and (ii) a maximum of 50% of the facility proceeds (if not already utilized under (i) above) from the 50% Date up to May 14, 2008. Commitments in the amount of €250 million ($338.4 million) under Facility I under the UPC Broadband Holding Bank Facility have been cancelled by the Borrowers upon execution of the Accession Agreement for Facility M4. Facility M4 has a commitment fee on undrawn and uncancelled commitments of 1.0% per year.

(e)	The proceeds of this facility, which we refer to as “Facility N1,” were used to refinance all of the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(f)	The proceeds of this facility, which we refer to as “Facility N2,” (and together with Facility N1, as “Facility N”), were used for general corporate and working capital purposes.

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

In connection with the refinancing of Facilities J1, J2, K1 and K2, UPC Broadband Holding recognized debt extinguishment losses of €6.2 million ($8.4 million at the average rate for the period) during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

Pursuant to an amendment letter dated April 16, 2007, the UPC Broadband Holding Bank Facility has also been amended to permit the acquisition of LGI’s indirect 80% interest in VTR (either directly or indirectly by the acquisition of its holding company) and its subsidiaries by a member of the Borrower Group (as defined in the UPC Broadband Holding Bank Facility) (the VTR Transfer). The amendment letter also amended the terms of the UPC Broadband Holding Bank Facility to, among other things, permit security interests granted under the VTR Bank Facility and over related deposits or similar arrangements and to permit the disposal of all or any part of any member of the VTR Group (consisting of VTR, its subsidiaries and its parent holding company) without impact on the ability to dispose of other assets in the Borrower Group under applicable covenants.

The VTR Transfer was completed on May 23, 2007, when certain of our subsidiaries that collectively own an 80% interest in VTR were transferred to a subsidiary of UPC Broadband Holding. In connection with the VTR Transfer, VTR’s then existing bank facilities were refinanced. A single lender acquired the interests and was subrogated to the rights of the lenders under VTR’s then existing term loan B facility. The existing term loan B facility was then amended and restated pursuant to an Amended and Restated Senior Secured Credit Facility Agreement dated May 18, 2007 and effective May 25, 2007 (the VTR Bank Facility). The amendments included, among other things, a 100 basis point reduction in the interest rate margin payable under the term loan B facility and the elimination of certain restrictive covenants and undertakings. VTR’s then existing term loan A and term loan C facilities were cancelled and replaced in the VTR Bank Facility on substantially the same terms. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest payable under the VTR Bank Facility. In this regard we used $482.2 million of borrowings under Facility M3 to fund a deposit with the new lender securing VTR’s obligations under the VTR Bank Facility. In connection with the refinancing of VTR’s bank facilities, VTR recognized debt extinguishment losses of CLP 10.3 billion ($19.6 million at the average rate for the period) during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

In June 2007, UPC Holding entered into a €250 million ($338.4 million) term loan facility (the UPC Holding Facility). The UPC Holding Facility was fully drawn on June 19, 2007. UPC Holding may, at its option, on or before May 31, 2008 (the Conversion Date), require each lender under the UPC Holding Facility to become an additional facility lender under the UPC Broadband Holding Bank Facility and the outstanding commitments of the lenders under the UPC Holding Facility will be rolled over into Facility M under the UPC Broadband Holding Bank Facility (the Conversion). The terms and conditions of the UPC Holding Facility are similar to the terms of the indenture for UPC Holding’s existing Senior Notes due 2014, however, in the event UPC Holding elects to execute the Conversion, the UPC Holding Facility will be part of Facility M and will be subject to the terms and conditions

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

of the UPC Broadband Holding Bank Facility. The applicable interest payable under the UPC Holding Facility is (i) EURIBOR plus 2.75% until May 31, 2008 and (ii) thereafter, EURIBOR plus 2.0%. The final maturity date of the UPC Holding Facility is December 31, 2014 unless the Conversion does not occur, in which case, it will be May 31, 2008. Any voluntary prepayment of all or part of the principal amount of the UPC Holding Facility made on or prior to May 16, 2008 will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

Redemption of Cablecom Luxembourg Old Fixed Rate Notes

On April 16, 2007, Cablecom Luxembourg redeemed in full its 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes) at a redemption price of 109.375% of the principal amount plus accrued interest through the redemption date. The total amount of the redemption of €330.7 million ($448.1 million at the transaction date) was funded by the Cablecom Luxembourg Defeasance Account, an escrow account created in October 2006 for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes in connection with the covenant defeasance of such Notes. At December 31, 2006, the amount held in the Cablecom Luxembourg Defeasance Account (€331.6 million ($437.4 million at the December 31, 2006 exchange rate)) was included in current restricted cash in our condensed consolidated balance sheets. In connection with the redemption of the Cablecom Luxembourg Old Fixed Rate Notes, Cablecom Luxembourg recognized a gain on extinguishment of debt of CHF 6.3 million ($5.2 million at the average rate for the period), representing the write-off of unamortized premium.

Assumption of Cablecom Luxembourg Senior Notes by UPC Holding

On April 17, 2007, Cablecom Luxembourg’s €300 million ($406.1 million) 8.0% Senior Notes due 2016 became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

Telenet Senior Credit Facility

In May 2006, certain direct and indirect subsidiaries of Telenet Communications NV (Telenet Communications), a wholly owned subsidiary of Telenet, (as borrowers and guarantors) replaced the then existing bank credit facility with a new senior credit facility agreement (the Telenet Senior Credit Facility), with certain banks and financial institutions as lenders. The Telenet Senior Credit Facility matures on March 31, 2011.

The Telenet Senior Credit Facility consists of three facilities: (i) a €600.0 million ($812.2 million) amortizing loan facility, which was drawn in full upon closing (the Telenet Tranche A Facility), (ii) a €200 million ($270.7 million) revolving credit facility which was undrawn as of June 30, 2007 (the Telenet Revolving Facility) and (iii) an uncommitted facility of up to €200.0 million ($270.7 million).

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

The Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet Revolving Facility.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

At June 30, 2007, the outstanding principal balance under the Telenet Tranche A Facility was €578.0 million ($782.5 million).

Telenet Senior Discount Notes

On December 22, 2003, Telenet issued Senior Discount Notes (the Telenet Senior Discount Notes) at 57.298% of par value with a principal amount due at maturity of $558.0 million, receiving net proceeds of $300.3 million. Interest on the Telenet Senior Discount Notes began accreting from December 22, 2003 at an annual rate of 11.5%, compounded semi-annually. Commencing on June 15, 2009 until maturity on June 15, 2014, interest is payable semi-annually at an annual rate of 11.5%. There are no required principal repayments prior to maturity. During the fourth quarter of 2005, a portion of the accreted value outstanding under the Telenet Senior Discount Notes was redeemed. At June 30, 2007, the accreted value of the Telenet Senior Discount Notes was €228.2 million ($308.9 million).

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

At any time on or after December 15, 2008, Telenet may redeem some or all of the Telenet Senior Discount Notes at the following redemption prices (expressed as a percentage of the accreted value of the Telenet Senior Discount Notes) if redeemed during the 12-month period commencing on December 15 of the years set out below:

Year	Redemption Price

2008	105.750%
2009	103.833%
2010	101.917%
2011 and thereafter	100.000%

In addition, at any time prior to December 15, 2008, Telenet may redeem some or all of the Telenet Senior Discount Notes at a redemption price equal to 100% of the accreted value of the Telenet Senior Discount Notes to be redeemed, plus a “make-whole” premium.

Telenet may redeem all of the Telenet Senior Discount Notes at a price equal to their accreted value upon the occurrence of specified changes in tax law. In the event of a Change of Control, as defined in the indenture, Telenet may be required to offer to purchase the Telenet Senior Discount Notes at a purchase price equal to 101% of the accreted value.

Telenet Senior Notes

On December 22, 2003, Telenet Communications issued €500.0 million ($619.1 million at the transaction date) principal amount of 9.0% Senior Notes (the Telenet Senior Notes). The Telenet Senior Notes mature on December 15, 2013. During the fourth quarter of 2005, a portion of the outstanding principal amount of the Telenet Senior Notes was redeemed. At June 30, 2007, the outstanding principal balance of the Telenet Senior Notes was €368.4 million ($498.7 million).

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

The Telenet Senior Notes are senior obligations of Telenet Communications and rank equally with all of Telenet Communications’ existing and future senior debt. As indebtedness of a subsidiary of Telenet, the Telenet Senior Notes are effectively senior in right of payment to the Telenet Senior Discount Notes. Certain subsidiaries of Telenet Communications guarantee the Telenet Senior Notes on a senior subordinated basis. Telenet guarantees the Telenet Senior Notes on a senior basis, which ranks equally with Telenet’s obligations under the Telenet Senior Discount Notes. The Telenet Senior Notes and the guarantees of the Telenet Senior Notes are secured by a second priority security interest in the shares of certain of Telenet’s subsidiaries and by a second ranking pledge of certain intercompany loans. The Telenet Senior Notes contain covenants and events of default similar to the covenants governing the Telenet Senior Discount Notes described above.

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

In the event of a Change of Control, as defined in the indenture, Telenet Communications may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon.

Other Telenet Obligations

Pursuant to agreements with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on the broadband network owned by the PICs (the Telenet Partner Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet Partner Network so that the Telenet Partner Network would be technologically capable of providing two-way communications services (the two-way upgrade). The present value of amounts payable by Telenet to the PICs pursuant to these agreements that correspond to the two-way upgrade of the Telenet Partner Network has been reflected as a financed obligation, with a corresponding amount reflected as an intangible asset associated with Telenet’s right to use the Telenet Partner Network, as described above. As of June 30, 2007, this financed obligation totaled €86.4 million ($117.0 million), and is included within other debt in the above table.

Telenet is required to make payments to the PICs under these agreements during the term of its usage rights. The usage rights were granted for an initial term of 50 years, expiring in 2046, and automatically renew for consecutive terms of 15 years unless terminated with ten years notice. Because the life of the two-way upgrade was estimated to be 20 years at inception, contractual payments after year 20 of the agreements have not been reflected as an asset or in the financed obligation mentioned above. In addition, Telenet has a legal obligation to reimburse the PICs for 20% of the replacements and extensions to the Telenet Partner Network that are in excess of the cost of the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

two-way upgrade. Amounts recorded with respect to this obligation are treated as additions to the aforementioned intangible asset.

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

Refinancing of Liberty Puerto Rico Bank Facility

On June 15, 2007, Liberty Puerto Rico refinanced its then existing bank facility pursuant to a new senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility provides for (i) a $150 million seven-year amortizing term loan (the LPR Term Loan), (ii) a $20 million seven-year delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million six-year revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility, which were used to (i) refinance all of the outstanding borrowings under Liberty Puerto Rico’s prior bank facility and (ii) fund the general corporate and working capital requirements of Liberty Puerto Rico, bear interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The LPR Delayed Draw Term Loan, which is available to be drawn up to March 15, 2008, has a commitment fee on undrawn balances of 1.0% per year. The LPR Revolving Loan has a commitment fee on undrawn balances of 0.5% per year.

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

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. The Liberty Puerto Rico Bank Facility also requires that Liberty Puerto Rico maintain a $10 million cash collateral account to protect against losses in connection with an uninsured casualty event.

(8)	Stockholders’ Equity

Stock Repurchases

On March 8, 2006, our board of directors approved a stock repurchase program under which we were authorized to acquire $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Under this program, we acquired shares of our LGI Series A and Series C common stock for aggregate purchase prices of (i) $132.1 million during the second and third quarters

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

of 2006 and (ii) $42.6 million during the second quarter of 2007. At June 30, 2007, we were authorized under the March 8, 2006 stock repurchase program to acquire an additional $75.3 million of our LGI Series A and Series C common stock. On July 25, 2007, our board of directors increased to $150.0 million the remaining amount authorized under the March 8, 2006 stock repurchase plan.

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

On August 3, 2007, we announced that our board of directors had authorized modified Dutch auction cash self-tender offers to purchase up to 5,682,000 shares of our LGI Series A common stock and up to 5,682,000 shares of our LGI Series C common stock, at ranges of $40.00 to $44.00 per Series A share and $40.00 to $44.00 per Series C share. If the maximum number of shares of each series is purchased, the total cost will be between $454.6 million and $500.0 million. Each of the self tender offers is expected to commence on or about August 10, 2007 and will remain open for a minimum of 20 business days. Shares purchased pursuant to the foregoing tender offers will not be applied against our March 8, 2006 stock repurchase program.

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
June 30, 2007
(unaudited)

(9)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Six months ended June 30,
	2007	2006
	amounts in millions

LGI Series A, Series B and Series C common stock:
Senior Executive and Management Performance Plans	$50.0	$—
Other	24.8	30.1

Total LGI Series A, Series B and Series C common stock	74.8	30.1
Other	8.7	5.2

Total	$83.5	$35.3

The following table provides certain information related to nonvested stock awards as of June 30, 2007:

As of June 30, 2007
	LGI Series A,	LGI Senior
	Series B and	Executive and	Austar Long	SARs on		Restricted
	Series C	Management	Term	VTR	J:COM	shares of LGI
	common	Performance	Incentive	common	ordinary	and
	stock (a)	Plans (b)	Plan (c)	stock	shares	Zonemedia (d)

Total compensation cost related to nonvested awards not yet recognized (in millions)	$87.4	$329.5	$36.7	$7.1	$0.7	$10.0

Weighted average period remaining for expense recognition (in years)	2.9	4.3	4.3	2.5	0.6	2.5

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2006 Nonemployee Director Incentive Plan (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 33,836,996 shares available for grant as of June 30, 2007. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. The LGI Directors Incentive Plan had 9,546,640 shares available for grant as of June 30, 2007. These shares may be awarded at or above fair value in any series of stock, except that no more than 5 million shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

(b)	Amounts relate to the LGI Senior Executive Performance Plan and the LGI Management Performance Plan described below.

(c)	Amounts relate to the Austar Long Term Incentive Plan described below.

(d)	Amounts relate to the restricted shares of LGI and Zonemedia common stock held by employees of Zonemedia.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

The following table summarizes certain information related to the LGI common stock-incentive awards granted and exercised pursuant to the LGI and UGC incentive plans:

Six months ended June 30,
	2007	2006
in millions, except per share amounts

LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	4.56−5.02%	4.75−5.20%
Expected life	4.5−6.0 years	4.5−6.0 years
Expected volatility	22.70−25.20%	26.70-29.60%
Expected dividend yield	None	None
Weighted average grant-date fair value per share of awards granted:
Options	$ 10.55	$ 6.50
SARs	$ 9.98	$ 6.36
Restricted stock	$ 35.66	$ 20.23
Total intrinsic value of awards exercised:
Options	$ 27.7	$ 3.0
SARs	$ 21.8	$ 1.5
Cash received from exercise of options	$ 28.2	$ 3.5
Income tax benefit related to stock-based compensation	$ 12.4	$ 5.9
Income tax expense related to exercise of options SARs and restricted stock	$ —	$ 1.4

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during the six months ended June 30, 2007 in LGI stock awards under the LGI and UGC incentive plans. The tables also include activity related to LGI stock awards held by Zonemedia employees and Liberty Media employees:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	6,748,229	$20.24
Granted	456,203	$37.39
Expired or canceled	(31,470)	$79.36
Forfeited	(57,577)	$21.33
Exercised	(839,614)	$17.42

Outstanding at June 30, 2007	6,275,771	$21.60	5.41	$131.3

Exercisable at June 30, 2007	3,587,978	$19.71	4.83	$85.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2007	3,066,716	$20.01	5.34	$64.7

Exercisable at June 30, 2007	3,066,716	$20.01	5.34	$64.7

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	9,566,033	$19.11
Granted	456,203	$34.79
Expired or canceled	(31,470)	$75.13
Forfeited	(57,577)	$20.32
Exercised	(810,365)	$16.69

Outstanding at June 30, 2007	9,122,824	$19.94	5.41	$185.4

Exercisable at June 30, 2007	6,435,031	$18.72	5.09	$141.1

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series A common stock:	shares	value per share	contractual term
			in years

Outstanding at January 1, 2007	660,189	$21.19
Granted	262,834	$36.99
Expired or canceled	—	$—
Forfeited	(11,237)	$20.55
Released from restrictions	(107,739)	$21.43

Outstanding at June 30, 2007	804,047	$26.33	3.03

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series B common stock:	shares	value per share	contractual term
			in years

Outstanding at January 1, 2007	35,562	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at June 30, 2007	23,708	$22.23	2.50

		Weighted average	Weighted average
	Number of	grant-date fair	remaining
Restricted stock — LGI Series C common stock:	shares	value per share	contractual term
			in years

Outstanding at January 1, 2007	695,235	$20.47
Granted	262,884	$34.33
Expired or canceled	—	$—
Forfeited	(11,237)	$19.98
Released from restrictions	(119,423)	$20.67

Outstanding at June 30, 2007	827,459	$24.86	3.01

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,652,674	$15.54
Granted	510,150	$37.05
Expired or canceled	—	$—
Forfeited	(139,856)	$15.02
Exercised	(751,458)	$16.98

Outstanding at June 30, 2007	5,271,510	$17.43	6.15	$92.3

Exercisable at June 30, 2007	926,714	$17.63	6.02	$18.6

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,651,058	$14.78
Granted	510,150	$34.37
Expired or canceled	—	$—
Forfeited	(139,856)	$14.29
Exercised	(754,375)	$16.06

Outstanding at June 30, 2007	5,266,977	$16.51	6.15	$89.1

Exercisable at June 30, 2007	922,181	$16.80	6.01	$17.8

At June 30, 2007, total SARs outstanding included 1,067,912 LGI Series A common stock capped SARs and 1,067,912 LGI Series C common stock capped SARs and total SARs exercisable included 102,124 LGI Series A common stock capped SARs and 102,124 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

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

On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the Management Performance Plan, and together with the Senior Executive Plan, the Performance Plans) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the Management Performance Plan, as finalized in February 2007, is $86.5 million.

The Performance Plans were amended and restated effective May 2, 2007 primarily to comply with certain requirements imposed by final Treasury Regulations issued pursuant to Section 409A of the Internal Revenue Code. For purposes of determining the $50.0 million of stock-based compensation recorded with respect to the Performance Plans during the six months ended June 30, 2007, we concluded that it was probable that the maximum achievable awards would be earned. Although the compensation committee’s current intention is to settle awards earned under each Performance Plan using restricted or unrestricted stock, we have included the accrued stock compensation related to the Performance Plans in other long-term liabilities in our June 30, 2007 condensed consolidated balance sheet due to the fact that our obligations under the Performance Plans represent fixed amounts that are expected to be settled with a variable number of shares.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Austar Performance Plan

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, beginning on January 1, 2007, and a three-year service period beginning on January 1, 2009. At the end of the two-year performance period, each participant may become eligible to receive varying percentages of the maximum achievable award specified for such participant based on achievement of specified compound annual growth rates in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan.

The participants in the Austar Performance Plan include Austar’s Chief Executive Officer, certain of Austar’s other executive officers and certain of Austar’s key employees. The aggregate amount of the maximum awards under the Austar Performance Plan is AUD 62.9 million ($53.5 million).

If the compound annual growth rate (CAGR) for Austar’s consolidated EBITDA from 2006 to 2008, as adjusted for events such as acquisitions and dispositions that affect comparability, is less than 15%, no participant will be eligible to receive any amount under the Austar Performance Plan. At CAGRs ranging from 15% to 20%, the percentages of the maximum achievable awards that participants will become eligible to receive will range from 50% to 100%, respectively, subject to the other requirements of the Austar Performance Plan.

Awards will be paid or will vest during the following three-year period, and will be subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, Austar’s remuneration committee will have the discretion to reduce the unpaid balance of an award based on an assessment of the participant’s individual job performance during the service period. Awards may be settled in cash, ordinary restricted or unrestricted shares of Austar, or any combination of the foregoing, at the discretion of Austar’s remuneration committee. Payments will be made or will vest in six equal semi-annual installments on each March 31 and September 30, commencing on March 31, 2009.

In the event a change of control of Austar is announced before April 1, 2008, the Austar Performance Plan will be terminated and no amounts will be awarded to participants. Changes in control that are announced after April 1, 2008 will result in awards of (i) at least 50% of the earned amount, subject to upward adjustment based on the discretion of Austar’s remuneration committee, if the change in control is announced during the two-year performance period, or (ii) 100% of the earned amount, adjusted to present value, if the change in control is announced during the three-year service period.

The Austar remuneration committee has determined that its current intention is to settle awards earned under the Austar Performance Plan using restricted or unrestricted shares, although it reserves the right to change that determination in the future. In light of the Austar remuneration committee’s current intention, we account for awards granted under the Performance Plans pursuant to the provisions of SFAS No. 123(R). The Austar Performance Plan is accounted for as a liability-based plan given that it is intended that a variable number of shares will be issued to settle the fixed obligation that will be determined at the end of the performance period. Compensation expense under the Austar Performance Plan is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the Austar remuneration committee could elect at a future date to cash settle all or any portion of vested awards under the Austar Performance Plan. Austar began recording stock compensation with respect to the Austar Performance Plan on May 2, 2007, the date that the Austar Performance Plan participants were notified of their awards. For purposes of determining the AUD 2.3 million ($1.9 million at the average rate for the period) of stock-based compensation recorded by Austar with respect to the Austar Performance Plan during the three months ended June 30, 2007, Austar concluded that it was probable that the maximum achievable awards would be earned.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Telenet Option Plan

During periods ended prior to January 1, 2007, Telenet granted Class A Options and Class B Options to certain members of Telenet management. The Class A Options and the Class B Options, both of which must be exercised in multiples of three, provide the holder with the right to subscribe to three Class A Profit Certificates for €20.00 ($27.07) and three Class B Profit Certificates for €25.00 ($33.84), respectively. At June 30, 2007, 1,146,000 Class A Options and 506,256 Class B Options were outstanding with a weighted average exercise price per profit certificate of €6.67 ($9.03) and €8.33 ($11.28), respectively. All of the Class A Options and 273,720 of the Class B Options were vested at June 30, 2007. Stock-based compensation recorded by Telenet with respect to the Class A Options and the Class B Options was €0.3 million ($0.4 million at the average rate for the period) during the six months ended June 30, 2007.

VTR Phantom SARs Plan

The following table summarizes the activity during the six months ended June 30, 2007 in VTR stock awards under the VTR Phantom SARs plan.

				Weighted average
	Number of	Weighted average		remaining	Aggregate
SARs — VTR common stock:	shares	base price		contractual term	intrinsic value
				in years	in millions

Outstanding at January 1, 2007	643,000	CLP	9,503
Granted	401,000	CLP	12,588
Expired or canceled	—	CLP	—
Forfeited	(44,375)	CLP	9,503
Exercised	—	CLP	—

Outstanding at June 30, 2007(a)	999,625	CLP	10,741	2.5	CLP	3,523.1

Exercisable at June 30, 2007	173,375	CLP	9,503	2.5	CLP	825.6

(a)	The fair value of these awards at June 30, 2007 was calculated using an expected volatility of 24.8%, an expected life of 2.5 years and a risk-free return of 5.6%. In addition, we were required to estimate the fair value of VTR common stock at June 30, 2007. Accordingly, the fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the current fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, certain of our directors, executive officers and officers, and one of our employees, hold an aggregate of 574,843 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 2.8% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness (net of the value of certain assets) that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Phantom Plan are fully vested and expire between 2009 and 2011. Assuming expected volatility of 100%, a risk-free interest rate of approximately 4.9% and a weighted average expected life of 3.4 years, these synthetic options had an aggregate fair value of

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

$1.9 million as of June 30, 2007. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

(10)	Related Party Transactions

Our related party transactions during the three and six months ended June 30, 2007 and 2006 consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

Revenue earned from related parties of:
J:COM (a)	$9.3	$14.6	$21.1	$25.5
LGI and consolidated subsidiaries other than J:COM (b)	2.7	0.6	4.6	2.8

Total LGI	$12.0	$15.2	$25.7	$28.3

Operating expenses charged by related parties of:
J:COM (c)	$17.9	$12.0	$34.0	$23.8
LGI and consolidated subsidiaries other than J:COM (d)	5.9	9.1	10.5	12.7

Total LGI	$23.8	$21.1	$44.5	$36.5

SG&A expenses charged by related parties of J:COM (e)	$2.4	$3.1	$5.0	$6.1

Interest expense charged by related parties of J:COM (f)	$2.8	$2.4	$5.6	$4.8

Interest and other income recognized from related parties of LGI and consolidated subsidiaries	$0.2	$—	$0.4	$—

Capital lease additions — related parties of J:COM (g)	$34.0	$27.9	$70.0	$52.7

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and received distribution fees from our affiliate Jupiter TV Co., Ltd. (Jupiter TV). See note 13.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from Jupiter TV and (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two subsidiaries of Sumitomo and an affiliate of Sumitomo. Sumitomo is the owner of a minority interest in LGI/Sumisho Super Media LLC (Super Media), our indirect majority owned subsidiary and the owner of a controlling interest in J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs.

(f)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(g)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At June 30, 2007 and December 31, 2006, capital lease obligations of J:COM aggregating ¥43.5 billion ($352.9 million) and ¥41.5 billion ($336.7 million), respectively, were owed to these Sumitomo entities.

On June 29, 2007, J:COM entered into a revolving loan agreement with Jupiter TV whereby Jupiter TV could borrow from J:COM up to a maximum of ¥6.0 billion. The loan agreement bears interest at agreed upon rates (2.15% at June 30, 2007). At June 30, 2007, outstanding borrowings pursuant to this loan agreement were ¥3,650 million ($29.6 million).

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

In connection with the April 13, 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. We have reflected the $4.4 million fair value of this put obligation at June 30, 2007 in other current liabilities in our condensed consolidated balance sheet.

The minority owner of Sport 1 TV RT (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport 1 to one of our subsidiaries each year between January 1 and January 31, commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport 1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After such three-month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

At June 30, 2007, three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.3% indirect interest in J:COM at June 30, 2007. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements

At June 30, 2007, J:COM guaranteed ¥7.9 billion ($64.1 million) of debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2007 to 2017.

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

Legal Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom BV (Priority Telecom). Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering (IPO) of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007, and the court is expected to render its decision by October 2007.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest, are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings. A hearing has been scheduled for October 9, 2007.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

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

Telenet Partner Network Negotiations — At June 30, 2007, Telenet provided services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 7), with the networks owned by Telenet accounting for approximately 70%, and the Telenet Partner Network accounting for approximately 30%, of the homes passed by the combined networks. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet is seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years. No assurance can be given that Telenet will be able to negotiate an agreement with the PICs on reasonable terms, on a timely basis, or at all. In this regard, the prospects of such an agreement may be adversely affected by the litigation between Telenet and the PICs, as described below. To the extent that Telenet cannot conclude its negotiations with the PICs on satisfactory terms and Telenet has exhausted other means to resolve network congestion issues, it is possible that certain areas on the Telenet Partner Network would over time begin to experience congestion, resulting in a deterioration in the quality of service that Telenet would be able to provide to its subscribers and possible damage to Telenet’s reputation and its ability to maintain or increase revenue and subscribers in the affected areas.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions were complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Telenet learned that the PICs intended to launch certain digital interactive services in breach of Telenet’s exclusive right to provide point-to-point services on the Telenet Partner Network and therefore instituted legal action before the courts of Brussels to protect its rights. On July 5, 2007, the Court of Brussels issued an injunction, prohibiting the PICs from offering video-on-demand and other interactive services on the Telenet Partner Network. The PICs appealed the court decision on July 28, 2007. If the appeal were to be determined in a manner unfavorable to Telenet, Telenet’s

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

operations and revenue are likely to be adversely affected, although the extent of such adverse effect is difficult to predict at this time.

The Netherlands Regulatory Developments — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland BV (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog video services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog video services market. KPN, the incumbent telecommunications operator in the Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the Administrative Court (of Rotterdam). On February 6, 2007, the Administrative Court declared KPN’s appeal of the NMA decision of September 2005 admissible. The NMA has appealed the Administrative Court’s decision and UPC NL has joined NMA in its appeal. We do not anticipate that the outcome of this proceeding will result in a material adverse effect on our financial position or results of operations.

As part of the process of implementing certain directives promulgated by the European Union in 2003, the Dutch national regulatory authority (OPTA) analyzed eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA analyzed market 18 (wholesale market for video services) and an additional 19th market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006, OPTA announced that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 included the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. The OPTA decision with respect to market 19 expired on March 17, 2007.

UPC NL appealed the OPTA decisions on April 28, 2006 with the highest administrative court. On July 24, 2007, the court rendered its decision with respect to the appeal, whereby the court annulled the OPTA decision in relation to market 18 and dismissed the appeal against the OPTA decision in relation to market 19. As a result, UPC NL’s obligation to offer wholesale access for video services has been terminated.

OPTA could decide to take new positions in relation to markets 18 and 19.

Income Taxes — We operate in numerous countries around the world and accordingly, we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. In the normal course of business, we may be subject to a review of our income tax filings by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations. For information concerning the impact of our January 1, 2007 adoption of FIN 48, see note 3.

Regulatory Issues — Video distribution, broadband Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in most European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV Group, Inc. (DirecTV). On June 26, 2007, VTR received written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. If the FNE ultimately determines that a violation has occurred, it will commence an action before the Chilean Antitrust Court. We currently are unable to predict the outcome of this matter.

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
June 30, 2007
(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business (B2B) communications services. At June 30, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our other Central and Eastern Europe segment includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Telenet provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant consolidated operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

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

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite that fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		amounts in millions

UPC Broadband Division:
The Netherlands	$260.6	$224.1	$512.6	$439.4
Switzerland	212.3	193.5	419.6	372.3
Austria	122.2	108.0	242.2	196.8
Ireland	74.7	64.8	148.4	126.5

Total Western Europe	669.8	590.4	1,322.8	1,135.0

Hungary	93.9	75.9	183.9	150.9
Other Central and Eastern Europe	195.7	137.5	379.2	264.3

Total Central and Eastern Europe	289.6	213.4	563.1	415.2

Central and corporate operations	1.8	2.1	7.2	2.8

Total UPC Broadband Division	961.2	805.9	1,893.1	1,553.0
Telenet (Belgium)	313.2	10.6	613.3	20.8
J:COM (Japan)	533.4	460.6	1,066.7	899.5
VTR (Chile)	154.5	141.1	299.9	274.0
Corporate and other	237.9	187.6	453.7	367.9
Intersegment eliminations	(19.6)	(15.0)	(40.1)	(33.9)

Total consolidated LGI	$2,180.6	$1,590.8	$4,286.6	$3,081.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

	Operating cash flow
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		amounts in millions

UPC Broadband Division:
The Netherlands	$132.6	$103.1	$260.6	$209.2
Switzerland	102.5	88.6	205.8	164.4
Austria	59.5	49.8	117.2	94.3
Ireland	24.1	20.4	46.7	39.0

Total Western Europe	318.7	261.9	630.3	506.9

Hungary	48.8	35.6	93.2	71.4
Other Central and Eastern Europe	98.8	64.3	187.4	125.5

Total Central and Eastern Europe	147.6	99.9	280.6	196.9

Central and corporate operations	(59.0)	(49.6)	(114.2)	(100.7)

Total UPC Broadband Division	407.3	312.2	796.7	603.1
Telenet (Belgium)	147.3	5.5	284.2	11.5
J:COM (Japan)	213.4	178.0	431.7	350.2
VTR (Chile)	59.5	48.2	114.0	94.4
Corporate and other	33.5	23.6	59.0	46.7

Total consolidated LGI	$861.0	$567.5	$1,685.6	$1,105.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		amounts in millions

Total segment operating cash flow	$861.0	$567.5	$1,685.6	$1,105.9
Stock-based compensation expense	(40.0)	(19.3)	(83.5)	(35.3)
Depreciation and amortization	(610.2)	(454.6)	(1,204.2)	(880.4)
Impairment, restructuring and other operating charges, net	(0.6)	(0.1)	(5.9)	(6.2)

Operating income	210.2	93.5	392.0	184.0
Interest expense	(226.3)	(156.1)	(459.3)	(300.2)
Interest and dividend income	24.1	20.3	48.5	36.0
Share of results of affiliates, net	9.5	(1.0)	23.1	0.4
Realized and unrealized gains (losses) on financial and derivative instruments, net	(74.3)	(92.7)	(145.8)	21.1
Foreign currency transaction gains, net	38.6	43.6	52.5	82.2
Losses on extinguishment of debt, net	(23.3)	(26.7)	(23.3)	(35.6)
Gains on disposition of assets, net	—	2.3	0.3	47.6
Other expense, net	(1.3)	(6.1)	(4.6)	(6.2)

Earnings (loss) before income taxes, minority interests and discontinued operations	$(42.8)	$(122.9)	$(116.6)	$29.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		amounts in millions

Europe:
UPC Broadband Division:
The Netherlands	$260.6	$224.1	$512.6	$439.4
Switzerland	212.3	193.5	419.6	372.3
Austria	122.2	108.0	242.2	196.8
Ireland	74.7	64.8	148.4	126.5
Hungary	93.9	75.9	183.9	150.9
Romania	60.0	46.5	117.2	88.7
Czech Republic	53.6	30.2	106.2	58.4
Poland	55.1	41.0	104.6	79.1
Slovak Republic	15.2	12.1	29.6	23.6
Slovenia	11.8	7.7	21.6	14.5
Central and corporate operations (a)	1.8	2.1	7.2	2.8

Total UPC Broadband Division	961.2	805.9	1,893.1	1,553.0
Telenet (Belgium)	313.2	10.6	613.3	20.8
Chellomedia (b)	85.4	59.8	161.5	119.7

Total Europe	1,359.8	876.3	2,667.9	1,693.5

J:COM (Japan)	533.4	460.6	1,066.7	899.5

The Americas:
VTR (Chile)	154.5	141.1	299.9	274.0
Other (c)	35.6	34.9	70.4	68.6

Total — The Americas	190.1	176.0	370.3	342.6

Australia	116.9	92.9	221.8	179.6

Intersegment eliminations	(19.6)	(15.0)	(40.1)	(33.9)

Total consolidated LGI	$2,180.6	$1,590.8	$4,286.6	$3,081.3

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands. The revenue reported by the UPC Broadband Division’s central and corporate operations primarily relates to transitional services provided to the buyers of certain of our discontinued operations pursuant to agreements that expire at various dates in 2007.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

(13)	Subsequent Events

Jupiter TV

On July 2, 2007, Jupiter TV, our joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consists of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan. Effective on July 2, 2007, Jupiter TV was renamed SC Media & Commerce Inc., (SC Media) and its business will focus on the operation of Jupiter Shop Channel, through which a wide variety of consumer products and accessories are marketed and sold, and will also include On-line TV Co. Ltd., a broadband broadcasting business and JBS Ltd., a provider of programming distribution services.

On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). During the second quarter of 2007, we executed a zero cost collar transaction with respect to the Sumitomo shares. See note 5.

On July 17, 2007, JTV Thematics and J:COM entered into an agreement under which JTV Thematics will merge with J:COM, with our company and Sumitomo collectively receiving ¥52.5 billion ($425.9 million) in J:COM shares. We will receive J:COM shares valued at approximately ¥26.2 billion ($212.6 million), increasing our indirect controlling ownership interest in J:COM from 36.5% to 37.5%. The merger is expected to close in September 2007 and is subject to customary closing conditions, including regulatory approvals.

Sale of 50% interest in Melita Cable Plc (Melita)

On July 26, 2007, an indirect wholly-owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the transaction date).

Redemption of ABC Family Preferred Stock

As of June 30, 2007, we owned a 99.9% beneficial interest in the 9% Series A preferred stock of ABC Family. Our ABC Family preferred stock was pledged as security for $345.0 million principal amount of outstanding borrowings by one of our subsidiaries. On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings.

Telenet Refinancing and Capital Reduction

On August 1, 2007 (the Signing Date) Telenet Bidco NV (the Borrower), an indirect subsidiary of Telenet, executed a new senior credit facility agreement (the Telenet Credit Facility). The Telenet Credit Facility provides for (i) a €1,700.0 million ($2,301.3 million) eight-year Term Loan B Facility (the Telenet Term Loan B Facility), (ii) a €425.0 million ($575.3 million) seven-year Term Loan A Facility (the Telenet Term Loan A Facility) and (iii) a €175.0 million ($236.9 million) seven-year Revolving Facility (the Telenet Revolving Facility). The Telenet Term Loan A Facility and the Telenet Term Loan B Facility, with respect to the first €1,300.0 million ($1,759.8 million), are available to be drawn under the Telenet Term Loan A Facility and the Telenet Term Loan B Facility, from the Signing Date (subject to satisfaction of conditions precedent) up to and including September 28, 2007, provided that a request for a Telenet Term Loan B Facility loan may not be submitted until the Telenet Term Loan A Facility has been drawn in full or will be drawn in full simultaneously with the relevant Telenet Term Loan B Facility loan. Any amount of the Telenet Term Loan B Facility in excess of the first €1,300.0 million is available to be drawn from the Signing Date (subject to satisfaction of conditions precedent) up to and including January 31, 2008. The Telenet

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2007
(unaudited)

Revolving Facility is available to be drawn from the Signing Date (subject to satisfaction of conditions precedent) to the date falling one month before the final maturity date of the Telenet Revolving Facility.

The proceeds of the Telenet Term Loan A Facility and Telenet Term Loan B Facility, in the case of the first €1,300.0 million to be drawn, may be used to (i) refinance the Telenet Senior Credit Facility, the Telenet Senior Discount Notes and the Telenet Senior Notes and (ii) pay any fees and expenses incurred in connection with the Telenet Credit Facility. Any remaining availability under the Telenet Term Loan A Facility and Telenet Term Loan B Facility may be (i) used to fund a payment to shareholders via a dividend or intercompany loan or (ii) upstreamed to Telenet to fund a capital reduction.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant, each capitalized term as defined in the Telenet Credit Facility. The Borrower under the Telenet Credit Facility is permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by a pledge over the shares of the Borrower and pledges over certain intercompany and subordinated shareholder loans. The pricing of the Telenet Credit Facility will be finalized prior to closing but is subject to an agreed upon cap.

On August 6, 2007, Telenet announced that approximately €665.0 million ($900.2 million) of the cash proceeds from the Telenet Credit Facility will be used to fund a distribution to shareholders by way of a capital reduction of approximately €6.00 ($8.12) per share. This distribution, which is subject to shareholder approval, is expected to take place during the fourth quarter of 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2007 and 2006.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2007.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2006 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

These forward-looking statements and risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations at June 30, 2007 in 17 countries, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary UPC Holding, we provide broadband communications services in 10 European countries and in Chile. As further described in note 7 to our condensed consolidated financial statements, (i) our 100% ownership interest in Cablecom, a broadband communications operator in Switzerland, and (ii) our 80% interest in VTR, a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Telenet, which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4 to our condensed consolidated financials statements), we provide broadband communications services in Belgium. Through our indirect 36.5% controlling ownership interest in J:COM, we provide broadband communications services in Japan. Through our indirect 53.4%-owned subsidiary Austar, we provide DTH satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) a non-controlling interest in a broadband communications company in Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2007, our consolidated subsidiaries owned and operated networks that passed 29.9 million homes and served 23.1 million revenue generating units (RGUs), consisting of 14.7 million video subscribers, 4.9 million broadband Internet subscribers and 3.5 million telephony subscribers.

Including the effects of acquisitions during 2007, our continuing operations added total RGUs of 297,700 and 3,676,500 during the three and six months ended June 30, 2007, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added total RGUs of 265,900 and 622,900 during the three and six months ended June 30, 2007, respectively. Our organic RGU growth during the 2007 periods is attributable to the growth of our broadband Internet access services and digital telephony (primarily through voice-over-Internet-protocol or VoIP), as significant increases in digital video RGUs and slight increases in DTH video RGUs were more than offset by declines in analog video and, to a lesser extent, multi-channel multi-point (microwave) distribution system (MMDS) video RGUs, resulting in a net decline in video RGUs.

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

From an operational perspective, we focus on achieving organic revenue growth in our broadband communications operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations, acquisitions and dispositions. While we seek to obtain new customers, we also seek to increase the average revenue we receive from each household by increasing the penetration of our digital video, broadband Internet and telephony services with existing customers through product bundling and upselling, or by migrating analog video customers to digital video services that include various incremental service offerings, as described below. We plan to continue to employ this strategy to achieve organic revenue and RGU growth.

Although we continue to believe that demand for our service offerings is strong in most of our markets, competitive developments during 2007 in certain markets, including Romania, Hungary, Austria and other parts of Europe, have adversely affected our ability to sustain recent historical levels of organic revenue and RGU growth during 2007. In this regard, our net organic RGU additions during the second quarter of 2007 were significantly lower than our net organic RGU additions during the second quarter of 2006. We expect that we will continue to be challenged to maintain recent historical organic revenue and RGU growth rates in future periods as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. Moreover, our ability to maintain or increase our monthly subscription fees for our service offerings has been, and we expect will continue to be, limited by competitive and, to a lesser extent, regulatory factors. Notwithstanding the above-described competitive developments, we continue to believe that most of our organic revenue growth in 2007 will be attributable to RGU growth.

Although we face competition in all of our markets, we are experiencing particularly intense competition for video subscribers in Romania and Hungary, and to a somewhat lesser extent, for broadband Internet subscribers in Austria and Romania. As might be expected, this competition has resulted in declines in RGUs or organic RGU growth rates, lower monthly subscription fees, higher marketing costs and higher operating expenses associated with increased levels of subscriber disconnects. Although we are taking steps to improve our competitive position and our results of operations in these markets, no assurance can be given that our efforts will be successful.

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

We offer telephony services in Austria, Belgium, Chile, Czech Republic, Hungary, Ireland, Japan, the Netherlands, Poland, Puerto Rico, Romania, Slovak Republic, Slovenia and Switzerland, primarily over our broadband networks. In Austria, Belgium, Chile, Hungary, Ireland, Japan and the Netherlands, we provide circuit switched telephony services and VoIP telephony services. Telephony services in the remaining countries are provided using VoIP technology. In select markets, we also offer mobile telephony services using third-party networks.

The video, broadband Internet access and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. As video, broadband Internet access and telephony technology changes and competition increases, we may need to increase our capital expenditures to further upgrade our systems to remain competitive in markets that might be impacted by the introduction of new technology. No assurance can be given that any such future upgrades could be expected to generate a positive return or that we would have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during the 2007 and 2006 interim periods is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and the Japanese yen. In this regard, 39.0% and 24.5% of our U.S. dollar revenue during the three months ended June 30, 2007 and 38.9% and 24.9% of our U.S. dollar revenue during the six months ended June 30, 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The amounts presented and discussed below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR and, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below provide broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide CLEC and other B2B services. At June 30, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in Poland, Czech Republic, Slovak Republic, Romania and Slovenia. Telenet provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

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

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 12 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments for the three and six months ended June 30, 2007 and 2006 at the end of this section.

Substantially all of the significant increases during the three and six months ended June 30, 2007, as compared to the prior year periods, in our revenue, operating expense and SG&A expenses for our Telenet (Belgium) segment are attributable to the effects of our January 1, 2007 consolidation of Telenet, and accordingly, we do not separately discuss the results of our Telenet (Belgium) segment below. Telenet provides services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 7 to our condensed consolidated financial statements), with the networks owned by Telenet accounting for approximately 70%, and the Telenet Partner Network accounting for 30%, of the aggregate homes passed by the combined networks. For information concerning Telenet’s ongoing negotiations and litigation with the PICs with respect to the Telenet Partner Network, see note 11 to our condensed consolidated financial statements.

Revenue derived by our broadband communications operating segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees and amounts received for CLEC and other B2B services. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers for ongoing services, excluding installation fees and mobile telephony revenue.

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

Revenue of our Reportable Segments

					Increase
	Three months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$260.6	$224.1	$36.5	16.3	8.4
Switzerland	212.3	193.5	18.8	9.7	7.7
Austria	122.2	108.0	14.2	13.1	5.6
Ireland	74.7	64.8	9.9	15.3	7.6

Total Western Europe	669.8	590.4	79.4	13.4	7.6

Hungary	93.9	75.9	18.0	23.7	7.8
Other Central and Eastern Europe	195.7	137.5	58.2	42.3	27.5

Total Central and Eastern Europe	289.6	213.4	76.2	35.7	20.5

Central and corporate operations	1.8	2.1	(0.3)	(14.3)	(17.6)

Total UPC Broadband Division	961.2	805.9	155.3	19.3	10.9
Telenet (Belgium)	313.2	10.6	302.6	N.M.	N.M.
J:COM (Japan)	533.4	460.6	72.8	15.8	22.2
VTR (Chile)	154.5	141.1	13.4	9.5	9.4
Corporate and other	237.9	187.6	50.3	26.8	17.6
Intersegment eliminations	(19.6)	(15.0)	(4.6)	(30.7)	(22.7)

Total LGI	$2,180.6	$1,590.8	$589.8	37.1	32.4

					Increase
	Three months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$512.6	$439.4	$73.2	16.7	7.9
Switzerland	419.6	372.3	47.3	12.7	9.0
Austria	242.2	196.8	45.4	23.1	14.1
Ireland	148.4	126.5	21.9	17.3	8.6

Total Western Europe	1,322.8	1,135.0	187.8	16.5	9.4

Hungary	183.9	150.9	33.0	21.9	8.7
Other Central and Eastern Europe	379.2	264.3	114.9	43.5	28.5

Total Central and Eastern Europe	563.1	415.2	147.9	35.6	21.3

Central and corporate operations	7.2	2.8	4.4	157.1	139.1

Total UPC Broadband Division	1,893.1	1,553.0	340.1	21.9	12.8
Telenet (Belgium)	613.3	20.8	592.5	N.M.	N.M.
J:COM (Japan)	1,066.7	899.5	167.2	18.6	23.1
VTR (Chile)	299.9	274.0	25.9	9.5	10.8
Corporate and other	453.7	367.9	85.8	23.3	15.1
Intersegment eliminations	(40.1)	(33.9)	(6.2)	(18.3)	(9.4)

Total LGI	$4,286.6	$3,081.3	$1,205.3	39.1	33.6

N.M. — Not meaningful.

The Netherlands.  The Netherlands’ revenue increased $36.5 million or 16.3% and increased $73.2 million or 16.7% during the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, the Netherlands’ revenue increased $18.9 million or 8.4% and $34.7 million or 7.9%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by declines in average video RGUs. The declines in average video RGUs include declines in average analog video RGUs that were not fully offset by gains in average digital video RGUs. The declines in average video RGUs are due largely to the effects of competition. The average monthly subscription revenue received per RGU (ARPU) increased during the respective 2007 periods due primarily to (i) improvements in the Netherlands’ RGU mix, attributable to a higher proportion of digital video RGUs, and to a lesser extent, broadband Internet and telephony RGUs, and (ii) lower discounting. The positive effects of the above factors were only partially offset by the negative effect on ARPU of a higher proportion of broadband Internet customers selecting lower-priced tiers of service. ARPU from telephony services remained relatively constant during the 2007 periods as compared to the corresponding 2006 periods. Subscription revenue for the 2006 six-month period includes €4.0 million ($4.9 million at the average rate for the period), related to the first quarter 2006 release of deferred revenue in connection with rate settlements with certain municipalities. There were no such releases during the first six months of 2007.

In July 2007, the incumbent telecommunications operator in the Netherlands announced significant price reductions for certain tiers of video services. As a result, we expect that competition for video subscribers in the Netherlands will continue to be strong and may increase during the remainder of 2007 and in future periods.

In October 2005, the Netherlands began providing analog video customers with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. As of June 30, 2007, the promotional pricing period (currently 3 months) had elapsed for approximately 80% of the Netherlands’ digital video subscribers and these subscribers are currently generating ARPU that is on average significantly higher than the basic analog rate.

As compared to the last half of 2006, the net number of digital video RGUs added by the Netherlands during the first half of 2007 declined substantially. The decline in the net number of digital video RGU additions during the first half of 2007 is primarily attributable to (i) the continued emphasis on more selective marketing strategies, and (ii) competitive factors. Although the Netherlands’ emphasis on more selective marketing strategies has resulted in a more gradual pacing of the Netherlands digital migration efforts, we are seeing the positive impact of these strategies in 2007 in the form of reductions in certain marketing, operating and capital costs and improved subscriber retention rates.

We believe that the continuing deployment of enhanced digital video service offerings, such as video on demand (launched in certain of the Netherlands’ franchise areas during the second quarter of 2007 with full deployment expected in the second half of 2007) and digital video recorders (launched in December 2006), will have a positive impact on our ability to add digital video subscribers and improve retention rates in the Netherlands. No assurance can be given that we will be successful in our efforts to (i) increase the number of RGU additions to the Netherlands’ digital video service or (ii) continue to improve digital video subscriber retention rates.

Switzerland.  Switzerland’s revenue increased $18.8 million or 9.7% and $47.3 million or 12.7% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, Switzerland’s revenue increased $14.9 million or 7.7% and $33.4 million or 9.0%, respectively. Most of these increases are attributable to increases in subscription revenue, as the number of average broadband Internet, telephony and video RGUs was higher during the 2007 periods, as compared to the corresponding 2006 periods. ARPU remained relatively constant during the 2007 periods, as the positive impact of an improvement in Switzerland’s RGU mix, attributable to a higher proportion of telephony, broadband Internet and digital video RGUs, was offset by the negative impact of (i) higher discounting of digital video services, in conjunction with Switzerland’s efforts during 2007 to increase digital migration, and (ii) lower ARPU from telephony and broadband Internet services. ARPU from telephony services decreased during the 2007 periods primarily due to the impact of lower call volumes and competitive factors. ARPU from broadband Internet services decreased during the 2007 periods primarily due to customers selecting lower-priced tiers of service. Increases in revenue from B2B services and other non-subscription revenue also contributed to the increases in Switzerland’s revenue.

Austria.  Austria’s revenue increased $14.2 million or 13.1% and $45.4 million or 23.1% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. The increase for the six-month period includes $14.5 million attributable to the impact of the March 2006 INODE acquisition. Excluding the effects of the INODE acquisition during the six-month period and foreign exchange rate fluctuations during the three-month and six-month periods, Austria’s revenue increased $6.0 million or 5.6% and $13.2 million or 6.7%, respectively. The majority of these increases are attributable to increases in subscription revenue, as the positive effects of higher average RGUs were only partially offset by slight declines in ARPU. The increases in average RGUs during the 2007 periods are attributable to significant increases in the average number of broadband Internet RGUs and smaller increases in the average number of telephony and video RGUs during the 2007 periods. The slight declines in ARPU during the 2007 periods are due primarily to the negative impacts of lower ARPU from broadband Internet and telephony services that were only partially offset by the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog video services. The decrease in ARPU from broadband Internet services is attributable to a higher proportion of customers selecting lower-priced tiers of service and higher discounting in response to increased competition. ARPU from telephony services decreased, due primarily to (i) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced slightly lower than Austria’s circuit switched telephony service, and (ii) lower telephony call volumes. Telephony revenue in Austria decreased slightly on an organic basis during the 2007 periods, as the negative effect of the decrease in telephony ARPU was only partially offset by the positive impact of higher average telephony RGUs. Increases in revenue from B2B services and other non-subscription revenue also contributed to the increases in Austria’s revenue. During the second quarter of 2007, competition and other factors have resulted in a slight decline in the total number of RGUs in Austria, as declines in analog video and broadband Internet RGUs were not fully offset by modest gains in digital video and telephony RGUs.

Ireland.  Ireland’s revenue increased $9.9 million or 15.3% and $21.9 million or 17.3% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, Ireland’s revenue increased $4.9 million or 7.6% and $10.8 million or 8.6%. These increases are primarily attributable to increases in subscription revenue as a result of higher average RGUs and slightly higher ARPU during the 2007 periods, as compared to the 2006 periods. The increases in average RGUs are attributable to increases in the average number of broadband Internet RGUs during the three-month and six-month periods and an increase in the average number of video RGUs during the six-month period. The increases in ARPU in Ireland are due primarily to the positive effects of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital video and broadband Internet RGUs, and (ii) a November 2006 price increase for certain broadband Internet subscribers and lower promotional discounts for broadband Internet services. During the second quarter of 2007, competition and other factors have resulted in a slight decline in the total number of RGUs in Ireland, as declines in analog video and MMDS video RGUs were not fully offset by gains in digital video, broadband Internet and telephony RGUs.

Hungary.  Hungary’s revenue increased $18.0 million or 23.7% and $33.0 million or 21.9% during the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. These increases include $0.5 million and $0.9 million, respectively, attributable to the impact of a January 2007 acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Hungary’s revenue increased $5.4 million or 7.2% and $12.1 million or 8.0%, respectively. The majority of these increases are attributable to higher subscription revenue, as higher average numbers of broadband Internet and telephony RGUs were only partially offset by lower average numbers of analog video and DTH RGUs. ARPU was relatively unchanged during the 2007 periods, as the positive effects of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog video services were offset by the negative impacts of (a) increases in discounting due to competitive factors, (b) a higher proportion of customers selecting lower-priced broadband Internet tiers, (c) growth in Hungary’s VoIP telephony service, which generally is priced lower than Hungary’s circuit switched telephony services, and (d) lower telephony call volume. The decreases in ARPU for telephony services more than offset the positive impact of higher average telephony RGUs, resulting in small decreases in Hungary’s telephony revenue during the 2007 periods, as compared to the corresponding 2006 periods. Hungary is continuing to experience organic declines in analog video and DTH video RGUs, primarily due to (i) the effects of intense competition from an alternative DTH provider and (ii) subscriber reaction to the January 1, 2007 rate increase for analog video services. The majority of Hungary’s recent analog video subscriber losses have occurred in certain municipalities where the technology of our networks limits our ability to create a less expensive tier of service that would more effectively compete with the alternative DTH provider. Due to decreases in the average number of DTH and analog video RGUs and the lower ARPU from DTH video services, Hungary experienced slight declines in revenue from video services during each of the 2007 periods, as compared to the corresponding 2006 periods. Increases in revenue from B2B services, which more than offset decreases in certain other categories of non-subscription revenue, also contributed to the increases in Hungary’s revenue during the 2007 periods.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $58.2 million or 42.3% and $114.9 million or 43.5% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $20.4 million and $38.9 million, respectively, attributable to the aggregate impact of the September 2006 consolidation of Karneval and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $17.4 million or 12.6% and $36.3 million or 13.7%, respectively. These increases primarily are attributable to increases in subscription revenue as a result of higher average RGUs and slightly higher ARPU during the 2007 periods, as compared to the 2006 periods. The increases in average RGUs during the 2007 periods are attributable to higher average numbers of (i) broadband Internet RGUs (mostly in Poland, Romania and the Czech Republic), (ii) telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania) and (iii) video RGUs (mostly in Romania and the Czech Republic). ARPU increased slightly during the 2007 periods as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of broadband Internet and DTH RGUs, and (ii) January 2007 rate increases for video services in certain countries more than offset the negative effects of higher discounting related to increased competition and a higher proportion of broadband Internet subscribers selecting lower-priced tiers.

We continue to experience increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from several alternative video providers that are competing with us in most of our Central and Eastern European markets. In Romania, where we are facing intense competition from multiple alternative providers (two of which are also offering telephony and Internet access services), we experienced significant organic declines in video RGUs during 2007. Most of these declines are occurring in smaller municipalities where Romania’s network has not yet been upgraded to provide broadband Internet, telephony and digital video services. Negative subscriber reaction to a January 1, 2007 rate increase for Romania’s analog video services also contributed to the decline in video RGUs during the first six months of 2007. In addition, during the second quarter of 2007, increased competition and other factors contributed to (i) slower growth rates for our broadband Internet services in Romania and our other Central and Eastern Europe markets, and (ii) small organic declines in video RGUs in Poland, Czech Republic, Slovak Republic and Slovenia.

J:COM (Japan).  J:COM’s revenue increased $72.8 million or 15.8% and $167.2 million or 18.6% during the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. These increases include $54.8 million and $109.8 million, respectively, attributable to the aggregate impact of the September 2006 acquisition of Cable West and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $47.5 million or 10.3% and $98.3 million or 10.9%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to a higher average number of telephony, broadband Internet and video RGUs during the 2007 periods. ARPU remained relatively unchanged during the 2007 periods, as the positive effects of (i) an improvement in J:COM’s RGU mix, primarily attributable to a higher proportion of digital video RGUs and (ii) a higher proportion of broadband Internet subscribers selecting higher-priced tiers of service were largely offset by the negative effects of (a) bundling discounts and (b) lower telephony ARPU due to decreases in customer call volumes and minutes used.

VTR (Chile).  VTR’s revenue increased $13.4 million or 9.5% and $25.9 million or 9.5% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, VTR’s revenue increased $13.3 million or 9.4% and $29.6 million or

10.8%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to a higher average number of VTR’s broadband Internet, telephony and video RGUs during the 2007 periods. ARPU declined somewhat during the 2007 periods, due primarily to decreases in ARPU from broadband Internet and telephony services. ARPU from video services remained relatively unchanged during the 2007 periods, as the positive impacts of (i) a higher proportion of subscribers selecting digital video over analog video services and (ii) August 2006 and April 2007 inflation adjustments to certain rates for analog video services were offset by the negative impact of higher discounts. The lower ARPU from broadband Internet services is primarily attributable to the effect of higher discounting, which was slightly offset by an increase in the proportion of subscribers selecting higher-speed broadband Internet services over the lower-speed alternatives. ARPU from telephony services remained relatively unchanged during the 2007 periods as the positive effects of the migration of a significant number of subscribers to a fixed-rate plan was offset by the negative impact of lower call volumes for subscribers that remain on a usage-based plan.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$90.9	$82.6	$8.3	10.0	2.6
Switzerland	72.8	68.6	4.2	6.1	4.2
Austria	43.7	40.3	3.4	8.4	1.2
Ireland	39.1	33.6	5.5	16.4	8.2

Total Western Europe	246.5	225.1	21.4	9.5	3.7

Hungary	33.9	28.7	5.2	18.1	2.8
Other Central and Eastern Europe	72.0	51.9	20.1	38.7	24.5

Total Central and Eastern Europe	105.9	80.6	25.3	31.4	16.7

Central and corporate operations	19.0	19.3	(0.3)	(1.6)	(8.4)

Total UPC Broadband Division	371.4	325.0	46.4	14.3	6.2
Telenet (Belgium)	116.6	3.5	113.1	N.M.	N.M.
J:COM (Japan)	214.6	193.3	21.3	11.0	17.2
VTR (Chile)	60.6	60.8	(0.2)	(0.3)	(0.4)
Corporate and other	160.2	121.1	39.1	32.3	22.6
Intersegment eliminations	(19.8)	(14.7)	(5.1)	(34.7)	(25.6)

Total operating expenses excluding stock-based compensation expense	903.6	689.0	214.6	31.1	26.9

Stock-based compensation expense	2.5	1.1	1.4	127.3

Total LGI	$906.1	$690.1	$216.0	31.3

					Increase
	Three months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$178.6	$158.1	$20.5	13.0	4.5
Switzerland	143.1	134.7	8.4	6.2	2.7
Austria	87.3	71.3	16.0	22.4	13.7
Ireland	78.1	66.0	12.1	18.3	9.3

Total Western Europe	487.1	430.1	57.0	13.3	6.2

Hungary	67.4	58.0	9.4	16.2	3.7
Other Central and Eastern Europe	140.2	100.1	40.1	40.1	25.4

Total Central and Eastern Europe	207.6	158.1	49.5	31.3	17.4

Central and corporate operations	38.2	37.6	0.6	1.6	(5.9)

Total UPC Broadband Division	732.9	625.8	107.1	17.1	8.3
Telenet (Belgium)	228.7	6.2	222.5	N.M.	N.M.
J:COM (Japan)	427.1	373.1	54.0	14.5	18.9
VTR (Chile)	122.6	116.1	6.5	5.6	6.9
Corporate and other	306.4	237.0	69.4	29.3	20.4
Intersegment eliminations	(40.7)	(34.1)	(6.6)	(19.4)	(10.1)

Total operating expenses excluding stock-based compensation expense	1,777.0	1,324.1	452.9	34.2	29.2

Stock-based compensation expense	4.8	2.1	2.7	128.6

Total LGI	$1,781.8	$1,326.2	$455.6	34.4

N.M. — Not meaningful.

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses increased $46.4 million or 14.3% and $107.1 million or 17.1%, respectively, during the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. These increases include $6.8 million and $22.0 million, respectively, attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $13.4 million or 4.1% and $30.1 million or 4.8%, respectively, primarily due to the net effect of the following factors:

•	Increases in direct programming and copyright costs of $2.6 million and $11.3 million during the respective 2007 periods, primarily due to an increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms;

•	Increases in interconnect costs of $5.0 million and $6.8 million during the respective 2007 periods, primarily due to growth in telephony subscribers in the Netherlands, Hungary, Poland and Switzerland;

•	Increases in outsourced labor and consulting fees of $1.8 million and $6.6 million during the respective 2007 periods, driven by the use of third parties to manage excess call center volume associated with growth in digital video, broadband Internet and VoIP telephony services, primarily in Ireland and Switzerland, and increased costs related to network maintenance and upgrade activity in Ireland; and

•	Increases in bad debt expense and network related costs, partially offset by decreases in personnel costs and information technology related expenses.

J:COM (Japan).  J:COM’s operating expenses increased $21.3 million or 11.0% and $54.0 million or 14.5%, during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $18.5 million and $37.0 million, respectively, attributable to the impact of the Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $14.8 million or 7.6% and $33.5 million or 9.0%, respectively. These increases, which are primarily attributable to growth in J:COM’s subscriber base, include the following factors:

•	Increases in programming and related costs of $3.6 million and $9.4 million, respectively, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital video services over analog video services;

•	Increases in salaries and other staff related costs of $5.0 million and $7.6 million, respectively;

•	Increases in (i) the costs incurred by J:COM in connection with construction services provided by J:COM to affiliates and third parties, (ii) network operating expenses, maintenance and technical support costs and (iii) other individually insignificant increases.

VTR (Chile).  VTR’s operating expenses decreased $0.2 million or 0.3% during the three months ended June 30, 2007 and increased $6.5 million or 5.6% during the six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses decreased $0.2 million or 0.4% and increased $8.1 million or 6.9%, respectively. The increase during the six-month period, which is due largely to the increased scope of VTR’s business, includes (i) an increase in technical services and network maintenance costs of $2.8 million, (ii) an increase in programming costs of $2.6 million, (iii) an increase in labor and related costs, including consulting and outsourcing, of $2.0 million and (iv) an increase in telephony access charges. The decrease during the three-month period is primarily attributable to a $1.6 million increase in technical services and network maintenance costs that was more than offset by individually insignificant net decreases in other components of VTR’s operating expenses.

SG&A Expenses of our Reportable Segments

	Three months				Increase
	ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$37.1	$38.4	$(1.3)	(3.4)	(9.8)
Switzerland	37.0	36.3	0.7	1.9	0.4
Austria	19.0	17.9	1.1	6.1	(1.4)
Ireland	11.5	10.8	0.7	6.5	—

Total Western Europe	104.6	103.4	1.2	1.2	(3.7)

Hungary	11.2	11.6	(0.4)	(3.4)	(15.9)
Other Central and Eastern Europe	24.9	21.3	3.6	16.9	3.9

Total Central and Eastern Europe	36.1	32.9	3.2	9.7	(3.1)

Central and corporate operations	41.8	32.4	9.4	29.0	19.8

Total UPC Broadband Division	182.5	168.7	13.8	8.2	0.9
Telenet (Belgium)	49.3	1.6	47.7	N.M.	N.M.
J:COM (Japan)	105.4	89.3	16.1	18.0	24.4
VTR (Chile)	34.4	32.1	2.3	7.2	7.2
Corporate and other	44.2	42.9	1.3	3.0	(1.4)
Inter-segment eliminations	0.2	(0.3)	0.5	166.7	150.0

Total SG&A expenses excluding stock-based compensation expense	416.0	334.3	81.7	24.4	20.6

Stock-based compensation expense	37.5	18.2	19.3	106.0

Total LGI	$453.5	$352.5	$101.0	28.7

	Six months				Increase
	ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$73.4	$72.1	$1.3	1.8	(5.6)
Switzerland	70.7	73.2	(2.5)	(3.4)	(6.7)
Austria	37.7	31.2	6.5	20.8	11.9
Ireland	23.6	21.5	2.1	9.8	1.7

Total Western Europe	205.4	198.0	7.4	3.7	(2.5)

Hungary	23.3	21.5	1.8	8.4	(3.3)
Other Central and Eastern Europe	51.6	38.7	12.9	33.3	19.1

Total Central and Eastern Europe	74.9	60.2	14.7	24.4	11.1

Central and corporate operations	83.2	65.9	17.3	26.3	16.6

Total UPC Broadband Division	363.5	324.1	39.4	12.2	3.9
Telenet (Belgium)	100.4	3.1	97.3	N.M.	N.M.
J:COM (Japan)	207.9	176.2	31.7	18.0	22.4
VTR (Chile)	63.3	63.5	(0.2)	(0.3)	0.9
Corporate and other	88.3	84.2	4.1	4.9	0.7
Inter-segment eliminations	0.6	0.2	0.4	200.0	100.0

Total SG&A expenses excluding stock-based compensation expense	824.0	651.3	172.7	26.5	22.1

Stock-based compensation expense	78.7	33.2	45.5	137.0

Total LGI	$902.7	$684.5	$218.2	31.9

N.M. — Not meaningful.

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses increased $13.8 million or 8.2% and $39.4 million or 12.2% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $5.2 million and $14.0 million, respectively, attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses decreased $3.7 million or 2.2% and $1.3 million or 0.4%, respectively.

The decrease in the UPC Broadband Division’s SG&A expenses during the three-month period is primarily attributable to lower marketing expenses and commissions and personnel costs. The lower marketing expenses and commissions are due primarily to (i) the curtailment of certain efforts to market Hungary’s video services during the second quarter of 2007 to allow for the development of marketing strategies that will more effectively address increased competition and (ii) lower marketing costs in the Netherlands during the 2007 periods due in large part to the continued emphasis on more selective marketing strategies with respect to the Netherlands’ digital video services. These decreases were partially offset by higher costs due to (i) the introduction of a new marketing campaign for VoIP telephony services in Austria and (ii) a program in Ireland to integrate marketing, align products and address increased competition.

The decrease in the UPC Broadband Division’s SG&A expenses during the six-month period includes decreases in outsourced labor and consulting fees, and facility and other administrative costs that were mostly offset by a $3.6 million increase in marketing expenses and commissions. The increases in marketing expenses and commissions during the six-month period reflect increased costs during the first quarter of 2007 that were only partially offset by decreases in these costs during the second quarter of 2007, as described in the preceding paragraph. The increase in sales and marketing costs during the first quarter of 2007 reflects marketing costs incurred in anticipation of a rebranding campaign that was launched during the second quarter of 2007, targeted marketing in Romania to address increased competition, and increased commissions due to RGU growth, particularly in our Central and Eastern Europe segment. A favorable first quarter 2007 settlement related to number porting charges in Switzerland also contributed to the decrease in SG&A expenses during the six-month period.

J:COM (Japan).  J:COM’s SG&A expenses increased $16.1 million or 18.0% and $31.7 million or 18.0% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $14.7 million and $29.6 million, respectively, attributable to the aggregate impact of the Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $7.0 million or 7.9% and $9.8 million or 5.6%, respectively. These increases are attributable primarily to (i) $1.7 million and $5.0 million increases, respectively, in labor and related overhead costs associated with higher staffing levels and annual wage increases and (ii) other individually insignificant increases.

VTR (Chile).  VTR’s SG&A expenses increased $2.3 million or 7.2% during the three months ended June 30, 2007 and decreased $0.2 million or 0.3% during the six months ended June 30, 2007, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses increased $2.3 million or 7.2% and $0.6 million or 0.9%, respectively. These increases are primarily attributable to increases in labor and related costs, including consulting and outsourcing, of $2.0 million and $1.0 million, respectively.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, and impairment, restructuring and other operating charges or credits). For additional information and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 12 to our condensed consolidated financial statements. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow — Three months ended June 30, 2007 and 2006

					Increase
	Three months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$132.6	$103.1	$29.5	28.6	19.9
Switzerland	102.5	88.6	13.9	15.7	13.4
Austria	59.5	49.8	9.7	19.5	11.6
Ireland	24.1	20.4	3.7	18.1	10.6

Total Western Europe	318.7	261.9	56.8	21.7	15.4

Hungary	48.8	35.6	13.2	37.1	19.5
Other Central and Eastern Europe	98.8	64.3	34.5	53.7	37.7

Total Central and Eastern Europe	147.6	99.9	47.7	47.7	31.3

Central and corporate operations	(59.0)	(49.6)	(9.4)	(19.0)	(10.4)

Total UPC Broadband Division	407.3	312.2	95.1	30.5	21.3
Telenet (Belgium)	147.3	5.5	141.8	N.M.	N.M.
J:COM (Japan)	213.4	178.0	35.4	19.9	26.5
VTR (Chile)	59.5	48.2	11.3	23.4	23.2
Corporate and other	33.5	23.6	9.9	41.9	24.7

Total	$861.0	$567.5	$293.5	51.7	46.1

Operating Cash Flow — Six months ended June 30, 2007 and 2006

					Increase
	Six months ended				(decrease)
	June 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	amounts in millions, except % amounts

UPC Broadband Division:
The Netherlands	$260.6	$209.2	$51.4	24.6	15.1
Switzerland	205.8	164.4	41.4	25.2	21.1
Austria	117.2	94.3	22.9	24.3	15.1
Ireland	46.7	39.0	7.7	19.7	11.1

Total Western Europe	630.3	506.9	123.4	24.3	16.7

Hungary	93.2	71.4	21.8	30.5	16.3
Other Central and Eastern Europe	187.4	125.5	61.9	49.3	33.8

Total Central and Eastern Europe	280.6	196.9	83.7	42.5	27.4

Central and corporate operations	(114.2)	(100.7)	(13.5)	(13.4)	(4.8)

Total UPC Broadband Division	796.7	603.1	193.6	32.1	22.0
Telenet (Belgium)	284.2	11.5	272.7	N.M.	N.M.
J:COM (Japan)	431.7	350.2	81.5	23.3	28.0
VTR (Chile)	114.0	94.4	19.6	20.8	22.3
Corporate and other	59.0	46.7	12.3	26.3	13.5

Total	$1,685.6	$1,105.9	$579.7	52.4	45.8

N.M. — Not meaningful.

Operating Cash Flow Margin — Three and six months ended June 30, 2007 and 2006

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	%	%	%	%

UPC Broadband Division:
The Netherlands	50.9	46.0	50.8	47.6
Switzerland	48.3	45.8	49.0	44.2
Austria	48.7	46.1	48.4	47.9
Ireland	32.3	31.5	31.5	30.8
Total Western Europe	47.6	44.4	47.6	44.7
Hungary	52.0	46.9	50.7	47.3
Other Central and Eastern Europe	50.5	46.8	49.4	47.5
Total Central and Eastern Europe	51.0	46.8	49.8	47.4
Total UPC Broadband Division, including central and corporate costs	42.4	38.7	42.1	38.8
Telenet (Belgium)	47.0	51.9	46.3	55.3
J:COM (Japan)	40.0	38.6	40.5	38.9
VTR (Chile)	38.5	34.2	38.0	34.5

The improvements in the operating cash flow margins of our reportable segments during the 2007 periods, as compared to the respective 2006 periods, are generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and synergies and cost savings resulting from the continued integration of acquisitions, particularly our 2005 acquisitions in Switzerland and Chile, have also positively impacted the operating cash flow margins of our reportable segments. The significant improvement in the operating cash flow margin of the Netherlands is principally due to cost reductions associated with the more gradual pacing of the Netherlands’ digital migration efforts during 2007 due to the late 2006 adoption of more selective marketing strategies. The decrease in the operating cash flow margin of our Telenet (Belgium) segment is due to the fact that the 2006 periods only include the results of UPC Belgium. As discussed under Overview and Revenue of our Reportable Segments above, our broadband operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

As noted under Overview above, the effects of acquisitions have affected the comparability of our results of operations during the 2007 and 2006 interim periods. For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $589.8 million or 37.1% and $1,205.3 million or 39.1% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $359.2 million and $717.2 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $156.6 million or 9.8% and $318.7 million or 10.3%, respectively. As discussed in greater detail under Discussion and Analysis of Reportable Segments above, most of these increases are attributable to RGU growth. For information regarding competitive developments in certain of our markets, see Overview and Discussion and Analysis of Reportable Segments above.

Operating expenses

Our total consolidated operating expenses increased $216.0 million or 31.3% and $455.6 or 34.4% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $137.1 million and $277.0 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.4 million and $2.7 million, respectively. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $48.3 million or 7.0% and $110.0 million or 8.3%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) labor costs, (iii) network related costs and (iv) less significant increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expenses

Our total consolidated SG&A expenses increased $101.0 million or 28.7% and $218.2 million or 31.9% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These increases include $66.3 million and $136.9 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $19.3 million and $45.5 million, respectively. For additional information, see discussion in the following section. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock based compensation expense, total consolidated SG&A expenses increased $2.6 million or 0.8% and $7.3 million or 1.1%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments above, these increases generally reflect increases in (i) labor costs and (ii) marketing and advertising costs and sales commissions, partially offset by individually insignificant net decreases. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

LGI common stock (a)	$33.4	$17.1	$74.8	$30.1
Other (b)	6.6	2.2	8.7	5.2

Total	$40.0	$19.3	$83.5	$35.3

Operating expense	$2.5	$1.1	$4.8	$2.1
SG&A expense	37.5	18.2	78.7	33.2

Total	$40.0	$19.3	$83.5	$35.3

(a)	Our stock-based compensation expense for the three and six months ended June 30, 2007 includes $21.1 million and $50.0 million, respectively, related to our Senior Executive and Management Performance Plans. Our stock-based compensation expense for the 2006 periods does not include any amounts related to our Senior Executive and Management Performance Plans as no awards were granted during 2006 and the requisite service period did not begin until January 1, 2007.

(b)	Includes stock-based compensation expense related to certain equity incentive plans of our subsidiaries.

For additional information concerning our stock-based compensation, see note 9 to our condensed consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $155.6 million and $323.8 million during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $106.2 million and $210.1 million, respectively, attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $31.1 million or 6.8% and $67.6 million or 7.7%, respectively. These increases are due primarily to increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives.

Interest expense

Our total consolidated interest expense increased $70.2 million and $159.1 million during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $57.0 million or 36.2% and $132.1 million or 43.8%, respectively, during the 2007 periods. These increases are primarily attributable to $4.3 billion or 41.9% and $3.5 billion or 35.2% increases, respectively, in our average outstanding indebtedness. The increase in debt is primarily attributable to debt incurred or assumed in connection with recapitalizations and acquisitions. Our weighted average interest rates increased during the 2007 periods compared to the respective 2006 periods, as increases in certain interest rates were only partially offset by decreases associated with the refinancing of the LG Switzerland PIK Loan Facility and the UPC Broadband Holding Bank Facility.

Interest and dividend income

Our total consolidated interest and dividend income increased $3.8 million and $12.5 million during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. These increases represent the net result of an increase in our average consolidated cash and cash equivalent balances and, to a lesser extent, the average interest rates earned on such balances. Our interest and dividend income for the six months ended June 30, 2007 includes $15.4 million of dividends earned on our investment in ABC Family preferred stock. As further described in note 13 to our condensed consolidated financial statements, the ABC Family preferred stock was redeemed on August 2, 2007.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

Jupiter TV	$7.4	$9.1	$17.9	$17.1
Telenet (a)	—	(9.6)	—	(15.0)
Mediatti Communications, Inc.	(0.5)	(1.1)	(0.5)	(2.5)
Other	2.6	0.6	5.7	0.8

Total	$9.5	$(1.0)	$23.1	$0.4

(a)	Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary.

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financials and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

Cross-currency and interest rate exchange contracts (a)	$79.7	$(68.5)	$41.8	$(14.2)
UGC Convertible Notes (b)	(148.2)	2.8	(209.4)	36.1
Foreign exchange contracts	(14.9)	(6.3)	(1.8)	5.8
Call and put contracts (c)	9.6	(19.8)	20.8	(5.2)
Other	(0.5)	(0.9)	2.8	(1.4)

Total	$(74.3)	$(92.7)	$(145.8)	$21.1

(a)	The gains on the cross-currency and interest rate exchange contracts for the 2007 periods are attributable to the net effect of (i) gains associated with increases in market interest rates in euro, Swiss franc, U.S. dollar, Japanese yen, Chilean peso and Australian dollar markets, (ii) gains associated with a decrease in the value of the Swiss franc and the Czech kroner relative to the euro, (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (iv) losses associated with an increase in the value of the Hungarian forint, Polish zloty and Slovak kroner relative to the euro and (v) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. The losses on the cross-currency and interest rate exchange contracts for the 2006 periods includes a CLP 12.3 billion ($23.3 million at the average exchange rate for the period) unrealized loss during the second quarter of 2006 related to certain cross-currency and interest rate exchange contracts entered into by VTR in anticipation of the refinancing of its then existing credit facility. Most of this unrealized loss is associated with the market spreads contained in these contracts due to the large notional amount of these contracts relative to the standard size of similar transactions in Chile. The remaining losses during the 2006 periods are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the euro relative to the Swiss franc and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro.

(b)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net, in our condensed consolidated statements of operations. See below. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates and (iv) the credit rating of UGC.

(c)	Includes gains and losses associated with the Sumitomo Collar during the 2007 periods and gains and losses associated with (i) the call options we held with respect to Telenet ordinary shares and (ii) the forward sale of News Corp. Class A common stock during the 2007 and 2006 periods. See notes 4 and 5 to our condensed consolidated financial statements.

Foreign currency transaction gains, net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated interim periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in millions

U.S. dollar debt issued by our European subsidiaries	$25.0	$92.0	$52.7	$138.5
U.S. dollar debt issued by a Latin American subsidiary	11.3	—	6.2	—
Remeasurement of euro denominated UGC Convertible Notes	(10.4)	(28.3)	(20.8)	(42.6)
Cash denominated in a currency other than the entities’ functional currency	(10.7)	—	(7.2)	5.7
Intercompany notes denominated in a currency other than the entities’ functional currency	6.2	(14.2)	0.9	(7.3)
Swiss franc debt issued by European subsidiary	15.4	(10.3)	21.5	(8.9)
Other	1.8	4.4	(0.8)	(3.2)

	$38.6	$43.6	$52.5	$82.2

Losses on extinguishment of debt, net

We recognized losses on extinguishment of debt, net, of $23.3 million during the three months ended June 30, 2007. These losses include (i) a CLP 10.3 billion ($19.6 million at the average rate for the period) loss resulting from the write-off of deferred financing costs in connection with the May 2007 refinancing of VTR’s bank facility, (ii) a €6.2 million ($8.4 million at the average rate for the period) loss resulting from the write-off of deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iii) a CHF 6.3 million ($5.2 million at the average rate for the period) gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes. We recognized losses on extinguishment of debt, net, of $26.7 million and $35.6 million during the three and six months ended June 30, 2006, respectively. The losses for the six months ended June 30, 2006 include (i) a $21.1 million write-off of deferred financing costs and creditor fees in connection with the May 2006 refinancing of the UPC Broadband Holding Bank Facility, (ii) a $5.6 million loss recognized by J:COM during the second quarter of 2006, and (iii) a $7.6 million loss associated with the first quarter 2006 redemption of Cablecom Luxembourg’s floating rate Senior Notes. The gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes and the loss on the first quarter 2006 redemption of the Cablecom Luxembourg Floating Rate Senior Notes each represent the difference between the redemption and carrying amounts at the respective dates of redemption. See note 7 to our condensed consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on disposition of assets, net, of $0.3 million during the six months ended June 30, 2007 and $2.3 million and $47.6 million during the three and six months ended June 30, 2006, respectively. The gain during the 2006 six-month period includes a $45.3 million gain on the February 2006 sale of our cost investment in a DTH satellite provider that operates in Mexico.

Income tax benefit (expense)

We recognized an income tax benefit of $60.9 million and an income tax expense of $28.6 million during the three months ended June 30, 2007 and June 30, 2006, respectively.

The income tax benefit for the three months ended June 30, 2007 differs from the expected income tax benefit of $15.0 million (based on the U.S. federal 35% income tax rate) due primarily to the tax benefits recognized in connection with net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including a tax benefit of €64.0 million ($86.3 million at the average rate for the period) that we recognized during the second quarter of 2007 in connection with the release of valuation allowances by Telenet. The full amount of this tax benefit, which represents the portion of Telenet’s tax benefit that we did not allocate to goodwill, was allocated to the minority interest owners of Telenet. The positive impacts of the aforementioned tax benefits were partially offset by (i) the increase of valuation allowances in other jurisdictions and (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans, and investments in subsidiaries.

The income tax expense for the three months ended June 30, 2006 differs from the expected income tax benefit of $43.0 million (based on the U.S. federal 35% income tax rate) due primarily to (i) a net increase in valuation allowances established against deferred tax assets in certain tax jurisdictions that is partially offset by a decrease in the valuation allowances in other jurisdictions in which we operate, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction, (iii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iv) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes.

We recognized an income tax benefit of $54.6 million and income tax expense of $98.9 million during the six months ended June 30, 2007 and June 30, 2006, respectively.

The income tax benefit for the six months ended June 30, 2007 differs from the expected income tax benefit of $40.8 million (based on the U.S. federal 35% income tax rate) due primarily to tax benefits recognized in connection with net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including the tax benefit recognized by Telenet, as described above. The positive impacts of these tax benefits were partially offset by (i) the increase of valuation allowances in other jurisdictions, (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans, and investments in subsidiaries, and (iii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate.

The income tax expense for the six months ended June 30, 2006 differs from the expected income tax expense of $10.3 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions, (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, and investments in subsidiaries not recognized for financial reporting purposes.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, J:COM, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2007. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2007 are set forth in the following table (amounts in millions):

Cash and cash equivalents held by:
LGI	$13.9
Non-operating subsidiaries	1,897.7
UPC Broadband Division:
UPC Broadband Holding and its unrestricted subsidiaries	134.0
UPC Holding	1.0
J:COM	238.3
Chellomedia	99.0
VTR	55.8
Telenet	34.6
Austar	23.0
Liberty Puerto Rico	11.6
Other operating subsidiaries	5.7

Total cash and cash equivalents	$2,514.6

LGI and its Non-operating Subsidiaries

The $13.9 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,897.7 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2007. Our remaining cash and cash equivalents of $603.0 million at June 30, 2007 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries. As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries, (ii) our ability to monetize certain investments and (iii) interest and dividend income received on our cash and cash equivalents and investments. As noted under Discussion and Analysis of our Consolidated Operating Results — Interest and dividend income above, dividends on our investment in ABC Family preferred stock will no longer represent a source of corporate liquidity as a result of the August 2, 2007 redemption of this preferred stock.

From time to time, LGI and its non-operating subsidiaries may also receive distributions or loan repayments from LGI’s subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loans and loan repayments during the first six months of 2007. The majority of this cash was used to purchase LGI common stock. In addition, in June 2007, LGI borrowed $215.0 million pursuant to the LGI Credit Facility and Liberty Programming Japan, one of LGI’s non-operating subsidiaries, borrowed ¥93.660 billion ($757.6 million at the transaction date) pursuant to the Sumitomo Collar Loan. LGI used the proceeds from these borrowings to repay intercompany loans owed to one of our European subsidiaries. For additional information, see notes 5 and 7 to our condensed consolidated financial statements. See also note 13 for information concerning Telenet’s pending refinancing and capital distribution transactions.

The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the LGI Credit Facility, the UGC Convertible Notes and the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with acquisitions, the repurchase of LGI common stock, or other investment opportunities.

Pursuant to our March 8, 2006 stock repurchase program and our January 2007 and April 2007 self-tender offers, we repurchased during the six months ended June 30, 2007 a total of 12,967,608 shares of our LGI Series A common stock at a weighted average price of $33.03 per share and 7,090,773 shares of our LGI Series C common stock at a weighted average price of $30.62 per share, for an aggregate cash purchase price of $645.5 million, including direct acquisition costs.

At June 30, 2007, we were authorized under our March 8, 2006 stock repurchase plan to acquire an additional $75.3 million of LGI Series A common and LGI Series C common stock. On July 25, 2007, our board of directors increased to $150.0 million the remaining amount authorized under the March 8, 2006 stock repurchase plan.

On August 3, 2007, we announced that our board of directors had authorized modified Dutch auction cash self-tender offers to purchase up to 5,682,000 shares of our LGI Series A common stock and up to 5,682,000 shares of our LGI Series C common stock, at ranges of $40.00 to $44.00 per Series A share and $40.00 to $44.00 per Series C share. If the maximum number of shares of each series is purchased, the total cost will be between $454.6 million and $500.0 million. Each of the self tender offers is expected to commence on or about August 10, 2007 and will remain open for a minimum of 20 business days. Shares purchased pursuant to the foregoing tender offers will not be applied against our March 8, 2006 stock repurchase program.

Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar, Chellomedia and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2007, see note 7 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

We began consolidating Telenet effective January 1, 2007. As a result, we experienced a significant increase in our consolidated debt and capital lease obligations as a result of the inclusion of Telenet’s debt and capital lease obligations in our condensed consolidated balance sheet. At June 30, 2007, Telenet’s total outstanding indebtedness, including capital lease obligations, was €1,313.0 million ($1,777.4 million). For information concerning Telenet’s debt instruments, see notes 7 and 13 to our condensed consolidated financial statements.

As further described in note 4 to our condensed consolidated financial statements, we have acquired significant additional interests in Telenet during 2007.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our June 30, 2007 consolidated debt to our annualized consolidated operating cash flow was 4.6 for the quarter ended June 30, 2007 and the ratio of our June 30, 2007 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow was 3.7 for the quarter ended June 30, 2007.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 5 to our condensed consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.

At June 30, 2007, our outstanding consolidated debt and capital lease obligations aggregated $15.8 billion, including $767.7 million that is classified as current in our consolidated balance sheet. The current portion of our debt and capital lease obligations includes the $345.0 million outstanding principle of our secured borrowing on

ABC Family preferred stock. On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months.

At June 30, 2007, all but $215.0 million of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For information concerning our debt balances and significant developments with respect to our and our subsidiaries’ debt instruments during 2007, see notes 7 and 13 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

During the six months ended June 30, 2007, we used net cash provided by our operating activities of $1,064.3 million and net cash provided by our financing activities of $587.8 million to fund net cash used by our investing activities of $1,047.8 million and a $604.3 million increase in our cash and cash equivalent balances (excluding a $29.8 million increase due to changes in foreign exchange rates).

Operating Activities

Including the effects of changes in foreign currency exchange rates, net cash flows from operating activities during the six months ended June 30, 2007 increased $196.1 million from $868.2 million during the 2006 period to $1,064.3 million during the 2007 period. This increase is primarily attributable to an increase in revenue during the 2007 period that was only partially offset by (i) increases in cash used by our operating and SG&A expenses, (ii) an increase in cash paid for interest and (iii) an increase in cash used as a result of changes in our working capital accounts.

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2007 was $1,047.8 million, compared to net cash provided by investing activities of $136.3 million during the same period in 2006. This change, which includes the effects of changes in foreign currency exchange rates, is primarily attributable to (i) the 2006 receipt of $972.5 million of proceeds upon the disposition of discontinued operations, net of disposal costs, and (ii) a $254.7 million increase in capital expenditures during the 2007 period as compared to the 2006 period.

The UPC Broadband Division accounted for $514.1 million and $357.3 million of our consolidated capital expenditures during the six months ended June 30, 2007 and 2006, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to (i) increased costs for the purchase and installation of customer premise equipment, (ii) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments, and (iii) increases due to the effects of acquisitions and (iv) other factors such as information technology upgrades and expenditures for general support systems.

J:COM accounted for $169.5 million and $200.0 million of our consolidated capital expenditures during the six months ended June 30, 2007 and 2006, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $73.5 million and $53.7 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $243.0 million and $253.7 million during the six months ended June 30, 2007 and 2006, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to reduced expenditures for new build and upgrade projects to expand services, partially offset by increased costs related to (i) the effects of acquisitions and (ii) the purchase and installation of customer premise equipment.

Our Telenet segment accounted for $125.1 million and $2.6 million of our consolidated capital expenditures during the six months ended June 30, 2007 and 2006, respectively. This increase is primarily attributable to our consolidation of Telenet effective January 1, 2007. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. Including $16.0 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $141.1 million during the six months ended June 30, 2007. Telenet’s capital expenditures during the 2007 period relate primarily to (i) the purchase and installation of customer premise equipment, (ii) expenditures for new build and upgrade projects to expand services and (iii) other factors such as expenditures for buildings and general support systems.

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

VTR accounted for $80.7 million and $65.9 million of our consolidated capital expenditures during the six months ended June 30, 2007 and 2006, respectively. The increase in the capital expenditures of VTR is due primarily to (i) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain regulatory commitments, (ii) increased costs for the purchase and installation of customer premise equipment, and (iii) other factors such as information technology upgrades and expenditures for general support systems.

The timing of cash payments during the six months ended June 30, 2007, as compared to the corresponding prior year period, also contributed to the increases in the capital expenditures of the UPC Broadband Division, J:COM and VTR.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007 was $587.8 million, compared to net cash used by financing activities of $636.0 million during the same period in 2006. This change, which includes the effects of changes in foreign currency exchange rates, is primarily attributable to (i) a $1,073.1 million increase in cash received from net borrowings of debt and (ii) a $110.2 million decrease in cash paid to repurchase common stock.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at June 30, 2007, see note 11 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At June 30, 2007, our European subsidiaries held cash balances of $1,032.5 million that were denominated in euros and $759.9 million that were denominated in yen, and J:COM held cash balances of $238.3 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future liquidity requirements that may be denominated in such currencies. Subsequent to June 30, 2007, the yen denominated cash held by our European subsidiaries was converted to euros.

We are also exposed to market price fluctuations related to our investments in equity securities. At June 30, 2007, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was $116.7 million.

On July 3, 2007, we received 45,652,043 ordinary shares of Sumitomo stock in connection with the restructuring of our indirect interest in Jupiter Shop Channel with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). During the second quarter of 2007, and as further described in note 5 to our condensed consolidated financial statements, Liberty Programming Japan executed the Sumitomo Collar.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is to the euro and the Japanese yen, as 39.0% and 24.5% of our U.S. dollar revenue during the three months ended June 30, 2007 and 38.9% and 24.9% of our U.S. dollar revenue during the six months ended June 30, 2006, was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
	2007	2006

Spot rates:
Euro	0.7387	0.7582
Swiss franc	1.2217	1.2198
Japanese yen	123.26	119.08
Chilean peso	527.53	534.25
Hungarian forint	182.09	190.65
Australian dollar	1.1763	1.2686

	Three months Ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Average rates:
Euro	0.7417	0.7959	0.7523	0.8136
Swiss franc	1.2224	1.2443	1.2278	1.2703
Japanese yen	120.81	114.47	120.10	115.69
Chilean peso	526.85	527.19	533.71	526.89
Hungarian forint	184.10	212.31	188.27	211.86
Australian dollar	1.2029	1.3395	1.2375	1.3460

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. At June 30, 2007, our primary exposure to variable-rate debt was through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding and Telenet, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM, the LIBOR-indexed debt of LGI, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate should variable rates rise, but which enable our company to otherwise pay lower market rates.

Weighted Average Variable Interest Rate — At June 30, 2007, our variable-rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated $10.5 billion and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 6.1% (6.6% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $52.6 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate exchange contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to largely offset the economic impact of increases in market interest rates.

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

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at June 30, 2007 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €89.1 million ($120.6 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at June 30, 2007 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €310.4 million ($420.2 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at June 30, 2007 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €28.5 million ($38.6 million), (iv) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at June 30, 2007 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €69.8 million ($94.5 million) and (iv) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2007 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €71.9 million ($97.3 million).

VTR Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean Peso relative to the U.S. dollar at June 30, 2007 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 33.7 billion ($63.8 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at June 30, 2007 would have increased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 8.7 billion ($16.5 million) and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2007 would have decreased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 9.0 billion ($17.1 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at June 30, 2007 would have decreased the fair value of the UGC Convertible Notes by approximately €67.5 million ($91.4 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at June 30, 2007 would have increased the fair value of the UGC Convertible Notes by approximately €53.5 million ($72.4 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at June 30, 2007 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €1.4 million ($1.9 million) and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at June 30, 2007 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €45.5 million ($61.6 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the aggregate fair value of the Sumitomo collar by approximately ¥9.12 billion ($74.0 million) and (ii) an instantaneous decrease of 10% in the per share market price of Sumitomo’s common stock would have increased the aggregate fair value of the Sumitomo collar by approximately ¥8.98 billion ($72.8 million).

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2007, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Cignal — On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming $200 million on the basis that Liberty Global Europe failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom BV (Priority Telecom). Liberty Global Europe believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering (IPO) of Priority Telecom on September 27, 2001. Accordingly, Liberty Global Europe believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, only damages suffered by nine individual plaintiffs, rather than all former Cignal shareholders, continued to be claimed. Based on the share ownership information provided by the plaintiffs, the damage claims remaining subject to the litigation are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007, and the court is expected to render its decision by October 2007.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action purportedly on behalf of all former Cignal shareholders. The new action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Damages of $200 million, plus statutory interest, are claimed in this new action. The nine individual plaintiffs involved in the appeal proceedings referred to above, conditionally claim compensation from Liberty Global Europe in this new action in the event that the court of appeals determines their claims inadmissible in the appeal proceedings. A hearing has been scheduled for October 9, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 6, 2007, our company issued 112,542 shares of LGI Series A common stock to Robert R. Bennett in exchange for all of Mr. Bennett’s shares of the Class A common stock of Liberty Jupiter, Inc., a subsidiary of our company that at that date owned a 4.3% indirect interest in J:COM. The exchange was effected pursuant to the exercise by Mr. Bennett of his exchange rights under the Amended and Restated Stockholders Agreement of Liberty Jupiter, Inc., dated May 21, 2004. The exchange of shares was based on an agreed value for Mr. Bennett’s Liberty Jupiter shares of $4.3 million in the aggregate and the closing market price of the LGI Series A common stock on May 30, 2007 of $38.26 per share. The shares of LGI Series A common stock were issued to Mr. Bennett without registration in reliance on Section 4(2) of the Securities Act of 1933.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2007:

							Approximate
							dollar value
							of shares that
							may yet be
					Total number of shares		purchased
					purchased as part of		under the
	Total number of		Average price		publicly announced plans		plans or
Period	shares purchased		paid per share(a)		or programs		programs

April 1, 2007 through
April 30, 2007	Series A:	7,882,862	Series A:	$35.21	Series A:	—
	Series C:	724,183	Series C:	$32.86	Series C:	—	$ (b	)
May 1, 2007 through
May 31, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$ (b	)
June 1, 2007 through
June 30, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	1,120,000	Series C:	$37.99	Series C:	1,120,000	$ (b	)
Total — April 1, 2007
through June 30, 2007	Series A:	7,882,862	Series A:	$35.21	Series A:	—
	Series C:	1,844,183	Series C:	$35.97	Series C:	1,120,000	$ (b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On March 8, 2006, our board of directors approved a stock repurchase program under which we were authorized to acquire $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. Under this program, we acquired LGI Series A and Series C common stock for aggregate purchase prices of (i) $132.1 million during the second and third quarters of 2006 and (ii) $42.6 million during the second quarter of 2007. At June 30, 2007, we were authorized under the March 8, 2006 stock repurchase program to acquire an additional $75.3 million of our LGI Series A and Series C common stock. On July 25, 2007, our board of directors increased to $150 million the remaining amount authorized under the March 8, 2006 stock repurchase plan.

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

In addition to the shares listed in the table above, 14,792 shares of LGI Series A common stock and 14,790 shares of LGI Series C common stock were surrendered during the second quarter of 2007 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

On August 3, 2007, we announced that our board of directors authorized modified Dutch auction cash self-tender offers to purchase up to 5,682,000 shares of our LGI Series A common stock and up to 5,682,000 shares of our LGI Series C common stock, at ranges of $40.00 to $44.00 per Series A share and $40.00 to $44.00 per Series C share. If the maximum number of shares of each series is purchased, the total cost will be between $454.6 million and $500.0 million. Each of the self tender offers is expected to commence on or about August 10, 2007 and will remain open for a minimum of 20 business days. Shares purchased pursuant to the foregoing tender offers will not be applied against our March 8, 2006 stock repurchase program.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2007, we held our annual meeting of stockholders. At the annual meeting, two matters were considered and acted upon: (i) the elections of three directors to serve as Class II members of our Board until the 2010 annual meeting of stockholders or until their respective successors are elected; and (ii) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2007. Each of the proposals was adopted. The following is a summary of the votes for each proposal:

Election of John W. Dick as Director

	For	Withheld

Series A	157,265,658	1,160,922
Series B	70,613,420	1,385,720

Total:	227,879,078	2,546,642

Election of J.C. Sparkman as Director

	For	Withheld

Series A	157,266,602	1,170,978
Series B	70,610,520	1,388,620

Total:	227,877,122	2,559,598

Election of J. David Wargo as Director

	For	Withheld

Series A	157,031,602	1,394,978
Series B	70,611,940	1,387,200

Total:	227,643,542	2,782,178

Ratification of KPMG LLP as independent auditors

				Broker
	For	Against	Abstentions	Non-Votes

Series A	157,910,941	346,287	169,352	—
Series B	70,801,360	15,740	1,182,040	—

Total:	228,712,301	362,027	1,351,392	—

Item 6.  EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the “Facility M 8-K”)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (the May 10, 2007 10-Q)).
4.5	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed herein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K /A filed May 15, 2007 (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.7	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.3	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).

10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).
10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.7	First Amendment dated as of May 22, 2007 to the Amended and Restated Operating Agreement dated November 26, 2004 among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, f/k/a LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter Inc, and Sumitomo Corporation and, solely with respect to certain provisions thereof, Liberty Media International, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.8	Employment Agreement, effective July 2, 2007, between Registrant and Mauricio Ramos.*
10.9	Employment Contract, effective July 2, 2007, between VTR GlobalCom S.A. and Mauricio Ramos (free translation of the Spanish original).*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: August 8, 2007	/s/ Michael T. Fries Michael T. Fries President and Chief Executive Officer

Dated: August 8, 2007	/s/ Charles H.R. Bracken Charles H.R.. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2007	/s/ Bernard G. Dvorak Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the “Facility M 8-K”)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (the May 10, 2007 10-Q)).
4.5	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed herein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K /A filed May 15, 2007 (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360)(the Facilities M&N 8-K)).
4.7	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.3	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).

10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.7	First Amendment dated as of May 22, 2007 to the Amended and Restated Operating Agreement dated November 26, 2004 among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, f/k/a LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter Inc, and Sumitomo Corporation and, solely with respect to certain provisions thereof, Liberty Media International, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.8	Employment Agreement, effective July 2, 2007, between Registrant and Mauricio Ramos.*
10.9	Employment Contract, effective July 2, 2007, between VTR GlobalCom S.A. and Mauricio Ramos.* (free translation of the Spanish original)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith