Form 10-Q/A
period 2007-06-30
Liberty Global, Inc.
filed 2007-08-09
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to correct typographical errors on pages 59 and 64 of Item 2. Accordingly, the Registrant hereby amends and replaces in its entirety Item 2 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission as of August 9, 2007 but prior to the filing of this Form 10-Q/A, and does not purport to reflect any information or events subsequent to the filing thereof.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

PART II — OTHER INFORMATION
Item 6.	EXHIBITS	88
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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2006 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

PART II — OTHER INFORMATION

Item 6.  EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).
4.5	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed herein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K /A filed May 15, 2007 (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.7	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).

10.3	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).
10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.7	First Amendment dated as of May 22, 2007 to the Amended and Restated Operating Agreement dated November 26, 2004 among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, f/k/a LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter Inc, and Sumitomo Corporation and, solely with respect to certain provisions thereof, Liberty Media International, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.8	Employment Agreement, effective July 2, 2007, between Registrant and Mauricio Ramos.*
10.9	Employment Contract, effective July 2, 2007, between VTR GlobalCom S.A. and Mauricio Ramos (free translation of the Spanish original).*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32	Section 1350 Certification**

*	Filed with the Registrant’s Form 10-Q filed August 9, 2007

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Global, Inc.

Dated: August 9, 2007	/s/ Michael T. Fries Michael T. Fries President and Chief Executive Officer

Dated: August 9, 2007	/s/ Charles H.R. Bracken Charles H.R.. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2007	/s/ Bernard G. Dvorak Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the senior secured credit agreement, originally dated 16 January, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).
4.2	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility M Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.3	Amendment, dated April 16, 2007, among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.4	€250,000,000 Delayed Draw Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broad band Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).
4.5	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed herein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K /A filed May 15, 2007 (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360)(the Facilities M&N 8-K)).
4.7	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding BV and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).
10.2	Liberty Global, Inc. Senior Executive Performance Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.3	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.4	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.5	Form of Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).

10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.7	First Amendment dated as of May 22, 2007 to the Amended and Restated Operating Agreement dated November 26, 2004 among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, f/k/a LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter Inc, and Sumitomo Corporation and, solely with respect to certain provisions thereof, Liberty Media International, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.8	Employment Agreement, effective July 2, 2007, between Registrant and Mauricio Ramos.*
10.9	Employment Contract, effective July 2, 2007, between VTR GlobalCom S.A. and Mauricio Ramos.* (free translation of the Spanish original)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32	Section 1350 Certification**

*	Filed with the Registrant’s Form 10-Q filed August 9, 2007
**	Filed herewith