Form 10-Q
period 2007-09-30
Liberty Global, Inc.
filed 2007-11-08
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of November 1, 2007 was:
Series A common stock — 179,919,175 shares;
Series B common stock — 7,280,353 shares; and
Series C common stock — 182,204,226 shares.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	56
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	82
ITEM 4.	CONTROLS AND PROCEDURES	85

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	86
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	87
ITEM 6.	EXHIBITS	88
Second Amended and Restated Stockholders' Agreement
Employment Agreement
Executive Service Agreement
Deed of Indemnity
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)
Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)
Section 1350 Certification

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,517.8	$1,880.5
Trade receivables, net	751.3	726.5
Other receivables, net	87.1	110.3
Restricted cash (note 8)	27.8	496.1
Other current assets	849.9	349.1

Total current assets	3,233.9	3,562.5
Restricted cash (note 8)	475.5	—
Investments in affiliates, accounted for using the equity method, and related receivables	349.7	1,062.7
Other investments	1,024.6	477.6
Property and equipment, net (note 7)	10,187.5	8,136.9
Goodwill (note 7)	12,379.8	9,942.6
Franchise rights and other intangible assets not subject to amortization	181.9	177.1
Intangible assets subject to amortization, net (note 7)	2,377.4	1,578.3
Other assets, net	854.4	631.6

Total assets	$31,064.7	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30,	December 31,
	2007	2006
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600.0	$652.4
Accrued liabilities and other	1,519.5	810.3
Accrued capital distributions (notes 8 and 14)	580.4	—
Deferred revenue and advance payments from subscribers and others	679.2	640.1
Accrued interest	207.8	257.0
Current portion of debt and capital lease obligations (notes 6 and 8)	344.8	1,384.9

Total current liabilities	3,931.7	3,744.7
Long-term debt and capital lease obligations (notes 6 and 8)	15,933.9	10,845.2
Deferred tax liabilities	767.6	537.1
Other long-term liabilities	1,488.2	1,283.7

Total liabilities	22,121.4	16,410.7

Commitments and contingencies (notes 8 and 12)
Minority interests in subsidiaries	2,378.5	1,911.5

Stockholders’ equity (note 9):
Series A common stock, $0.01 par value. Authorized 500,000,000 shares; issued 179,692,435 and 196,896,880 shares, respectively	1.8	2.0
Series B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,280,153 and 7,284,799 shares, respectively	0.1	0.1
Series C common stock, $0.01 par value. Authorized 500,000,000 shares; issued 181,978,373 and 197,256,404 shares, respectively	1.8	2.0
Additional paid-in capital	6,965.0	8,093.5
Accumulated deficit	(1,121.9)	(1,020.3)
Accumulated other comprehensive earnings, net of taxes	715.2	169.8
Treasury stock, at cost	2.8	—

Total stockholders’ equity	6,564.8	7,247.1

Total liabilities and stockholders’ equity	$31,064.7	$25,569.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions, except per share amounts

Revenue (note 11)	$2,255.3	$1,622.6	$6,541.9	$4,702.1

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation of $4.1 million, $2.1 million, $8.9 million and $4.2 million, respectively) (notes 10 and 11)	912.4	685.7	2,694.2	2,010.1
Selling, general and administrative (SG&A) (including stock-based compensation of $53.7 million, $19.1 million, $132.4 million and $52.3 million, respectively) (notes 10 and 11)	483.1	358.7	1,385.8	1,043.2
Depreciation and amortization	615.4	457.7	1,819.6	1,338.1
Provision for litigation (note 12)	146.0	—	146.0	—
Impairment, restructuring and other operating charges, net	11.6	5.5	17.5	11.7

	2,168.5	1,507.6	6,063.1	4,403.1

Operating income	86.8	115.0	478.8	299.0

Other income (expense):
Interest expense (note 11)	(247.1)	(181.8)	(706.4)	(482.0)
Interest and dividend income (note 11)	36.1	26.1	84.6	62.1
Share of results of affiliates, net	5.9	5.5	29.0	5.9
Realized and unrealized losses on financial and derivative instruments, net (note 6)	(88.1)	(181.1)	(233.9)	(160.0)
Foreign currency transaction gains (losses), net	(78.7)	0.9	(26.2)	83.1
Gains (losses) on extinguishment of debt, net	1.6	(5.0)	(21.7)	(40.6)
Gains on disposition of assets, net (note 5)	552.8	52.7	553.1	100.3
Other income (expense), net	1.0	0.9	(3.6)	(5.3)

	183.5	(281.8)	(325.1)	(436.5)

Earnings (loss) before income taxes, minority interests and discontinued operations	270.3	(166.8)	153.7	(137.5)
Income tax benefit (expense)	(178.4)	22.5	(123.8)	(76.4)
Minority interests in earnings of subsidiaries, net	(51.5)	(28.6)	(255.3)	(88.9)

Earnings (loss) from continuing operations	40.4	(172.9)	(225.4)	(302.8)

Discontinued operations (note 5):
Earnings (loss) from operations	—	(7.5)	—	6.8
Gain on disposal of discontinued operations	—	625.4	—	1,033.4

	—	617.9	—	1,040.2

Net earnings (loss)	$40.4	$445.0	$(225.4)	$737.4

Basic earnings (loss) per common share (note 2):
Continuing operations	$0.11	$(0.40)	$(0.58)	$(0.67)
Discontinued operations	—	1.43	—	2.30

	$0.11	$1.03	$(0.58)	$1.63

Diluted earnings (loss) per common share (note 2):
Continuing operations	$0.10	$(0.40)	$(0.58)	$(0.67)
Discontinued operations	—	1.43	—	2.30

	$0.10	$1.03	$(0.58)	$1.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Net earnings (loss)	$40.4	$445.0	$(225.4)	$737.4

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	457.7	(93.1)	506.9	223.2
Reclassification adjustment for foreign currency translation losses included in net earnings	19.4	18.5	19.4	16.2
Unrealized gains on available-for-sale securities	20.3	0.6	15.6	3.0
Reclassification adjustment for net losses on available-for-sale securities included in net earnings	—	1.1	3.8	10.3
Unrealized gains (losses) on cash flow hedges and other	(2.1)	(1.8)	0.7	(1.4)

Other comprehensive earnings (loss)	495.3	(74.7)	546.4	251.3

Comprehensive earnings	$535.7	$370.3	$321.0	$988.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

							Accumulated
							other
				Additional	Treasury		comprehensive	Total
	Common stock			paid-in	stock,	Accumulated	earnings (loss),	stockholders’
	Series A	Series B	Series C	capital	at cost	deficit	net of taxes	equity
	in millions

Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$—	$(1,020.3)	$169.8	$7,247.1
Accounting change (note 3)	—	—	—	71.4	—	123.8	—	195.2

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	—	(896.5)	169.8	7,442.3
Net loss	—	—	—	—	—	(225.4)	—	(225.4)
Other comprehensive earnings, net of taxes	—	—	—	—	—	—	546.4	546.4
Repurchase and cancellation of common stock (note 9)	(0.2)	—	(0.2)	(1,274.0)	2.8	—	—	(1,271.6)
Stock-based compensation, net of taxes (note 10)	—	—	—	45.0	—	—	—	45.0
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	19.2	—	—	—	19.2
Adjustments due to issuance of stock by Telenet (note 4)	—	—	—	(49.2)	—	—	—	(49.2)
Adjustments due to issuance of stock by J:COM (note 4)	—	—	—	55.2	—	—	—	55.2
Adjustments due to other changes in subsidiaries’ equity and other, net (note 9)	—	—	—	3.9	—	—	(1.0)	2.9

Balance at September 30, 2007	$1.8	$0.1	$1.8	$6,965.0	$2.8	$(1,121.9)	$715.2	$6,564.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2007	2006
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(225.4)	$737.4
Net earnings from discontinued operations	—	(1,040.2)

Loss from continuing operations	(225.4)	(302.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	141.3	56.5
Depreciation and amortization	1,819.6	1,338.1
Provision for litigation	146.0	—
Impairment, restructuring and other operating charges	17.5	11.7
Amortization of deferred financing costs and non-cash interest	63.9	59.9
Share of results of affiliates, net of dividends	(24.4)	(1.2)
Realized and unrealized losses on financial and derivative instruments, net	233.9	160.0
Foreign currency transaction losses (gains), net	26.2	(83.1)
Losses on extinguishment of debt	21.7	40.6
Gains on disposition of assets, net	(553.1)	(100.3)
Deferred income tax expense	2.0	9.2
Minority interests in earnings of subsidiaries, net	255.3	88.9
Other non-cash items	6.0	10.3
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(174.4)	(137.3)
Net cash provided by operating activities of discontinued operations	—	74.9

Net cash provided by operating activities	1,756.1	1,225.4

Cash flows from investing activities:
Capital expended for property and equipment	(1,451.2)	(1,050.4)
Cash paid in connection with acquisitions, net of cash acquired	(985.0)	(1,134.6)
Proceeds received upon dispositions of assets	454.0	135.6
Net cash received (paid) to purchase and settle derivative instruments	(21.6)	18.0
Change in restricted cash	(11.3)	(244.2)
Other investing activities	(19.0)	(6.3)
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	2,548.1
Net cash used by investing activities of discontinued operations	—	(92.5)

Net cash provided (used) by investing activities	$(2,034.1)	$173.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
	in millions

Cash flows from financing activities:
Borrowings of debt	$8,634.9	$6,890.8
Repayments of debt and capital lease obligations	(7,638.5)	(6,358.7)
Repurchase of common stock	(1,271.6)	(1,757.2)
Proceeds from issuance of stock by subsidiaries	122.5	8.8
Payment of deferred financing costs	(55.0)	(70.5)
Proceeds from issuance of common stock upon exercise of stock options	34.4	7.5
Change in cash collateral	8.0	21.1
Cash distribution by subsidiaries to minority interest owners	—	(80.9)
Other financing activities, net	(1.6)	(5.1)

Net cash used by financing activities	(166.9)	(1,344.2)

Effect of exchange rates on cash	82.2	67.5

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(362.7)	140.0
Discontinued operations	—	(17.6)

Net increase (decrease) in cash and cash equivalents	(362.7)	122.4
Cash and cash equivalents:
Beginning of period	1,880.5	1,202.2

End of period	$1,517.8	$1,324.6

Cash paid for interest	$702.1	$410.6

Net cash paid for taxes	$62.5	$55.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

LGI is an international broadband communications provider of video, voice and Internet access services, with consolidated broadband operations at September 30, 2007 in 17 countries, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide broadband communications services in 10 European countries and in Chile. As further described in note 8, (i) our 100% ownership interest in Cablecom Holdings GmbH (Cablecom), a broadband communications operator in Switzerland, and (ii) our 80% interest in VTR Global Com, S.A. (VTR), a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our 51.1% indirect controlling ownership interest in Telenet Group Holding NV (Telenet), which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4), we provide broadband communications services in Belgium. Through our indirect 37.4% controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 53.4%-owned subsidiary Austar United Communications Limited (Austar), we provide direct-to-home (DTH) satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) a non-controlling interest in a broadband communications company in Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

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
September 30, 2007
(unaudited)

internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2007.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Earnings per Common Share (EPS)

Basic EPS is computed by dividing net earnings by the weighted average number of common shares (excluding nonvested common shares) outstanding for the respective period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, nonvested shares and convertible securities) as if they had been exercised or converted at the beginning of the periods presented. The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions, except share amounts

Numerator:
Net earnings (loss) (basic EPS computation)	$40.4	$445.0	$(225.4)	$737.4
Reverse impact of certain obligations that may be settled in shares (net of taxes)	(0.6)	—	—	—
Reverse impact of UGC Convertible Notes (net of taxes)	2.2	—	—	—

Net earnings (loss) (diluted EPS computation)	$42.0	$445.0	$(225.4)	$737.4

Denominator:
Weighted average common shares (basic EPS computation)	380,820,488	430,627,900	385,518,890	452,578,000
Incremental shares attributable to the assumed conversion of the UGC Convertible Notes	22,169,280	—	—	—
Incremental shares attributable to obligations that may be settled in shares	715,393	—	—	—
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	10,583,790	—	—	—

Weighted average common shares (diluted EPS calculation)	414,288,951	430,627,900	385,518,890	452,578,000

A total of 3,238,728 stock options, stock appreciation rights (SARs) and nonvested shares and 13,184,379 shares issuable pursuant to obligations that may be settled in shares were excluded from the calculation

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

of diluted earnings per share during the three months ended September 30, 2007 because their effect would have been anti-dilutive.

We reported losses from continuing operations during the nine month ended September 30, 2007 and the three and nine months ended September 30, 2006. Therefore, the dilutive effect as of September 30, 2007 and 2006 of (i) the aggregate number of then outstanding options, stock appreciation rights, and nonvested shares of 29,128,250 and 35,349,356, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of 39,180,586 and 38,202,876, respectively, and (iii) the number of shares contingently issuable pursuant to performance-based incentive plans of 9,470,990 and nil, respectively, were not included in the computation of diluted loss per share for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 because their inclusion would have been anti-dilutive to the computation.

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

In connection with our January 1, 2007 adoption of FIN 48, we recognized (i) a $157.9 million decrease to our other long-term liabilities related to uncertain income tax positions, (ii) a $187.3 million increase to our deferred tax assets, net of related valuation allowances, (iii) a $123.8 million decrease to our accumulated deficit and (iv) a $145.5 million decrease to our goodwill. In addition, we recorded a $71.4 million increase to additional paid-in capital and a $4.5 million increase to minority interests in subsidiaries related to the minority interest owners’ share of the decrease to the January 1, 2007 accumulated deficit of a majority-owned subsidiary. See note 9.

Interest and penalties related to income tax liabilities are included in income tax expense.

As of January 1, 2007, our unrecognized tax benefits, net of potential interest and penalties of $17.4 million, aggregated $471.7 million, including approximately $80.3 million that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would record as reductions of goodwill or that we would expect to be offset by valuation allowances. During the nine months ended September 30, 2007, (i) we recognized an income tax benefit of $34.6 million, recorded a reduction to goodwill of $28.8 million, and a reduction to our deferred tax assets of $16.8 million relating to tax positions that were previously unrecognized and have since met the recognition criteria of FIN 48, and (ii) we recorded an increase of $114.6 million to our unrecognized tax benefits as a result of tax positions taken during the period. As a result of the above-described changes, our unrecognized tax benefits at September 30, 2007 were $491.3 million. No assurance can be given that any of these tax benefits will be recognized or realized.

It is reasonably possible that we could enter into transactions and take tax positions with respect to certain of our tax returns that could result in significant increases to our unrecognized tax benefits during the next 12 months.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

We are currently unable to provide a meaningful estimate of the range of any such increases. No assurance can be given as to the nature or impact of changes in our unrecognized tax positions during the next 12 months.

LGI and certain of its subsidiaries are subject to U.S. federal and state income tax. Other LGI subsidiaries are subject to the income tax of foreign jurisdictions. Substantially all material foreign income tax examinations have been concluded for tax years through 2003. Currently we are, or anticipate being, under examination in several jurisdictions in which we operate. Although no assurance can be given, we anticipate that the outcome of these examinations will not have a material adverse effect on our financial position or results of operations.

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

2007 Transactions

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

On May 31, 2007, pursuant to the rights provided us under the agreement among the Telenet Syndicate shareholders (the Syndicate Agreement) (which rights we could not exercise until February 26, 2007, the date we obtained competition approval from the European Commission), we nominated seven additional members to the Telenet Board, bringing our total number of representatives to nine of the 17 total members. Under the Syndicate Agreement and the Telenet Articles of Association, certain limited Telenet Board decisions must receive the affirmative vote of specified directors in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at the time, these special voting requirements applied only to certain minority-protective decisions, including affiliate transactions, incurrence of debt in excess of that required to fund Telenet’s business plan and dispositions of assets representing more than 20% of Telenet’s fair market value.

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

On August 7, 2007, we exercised 26,417 warrants to purchase Telenet ordinary shares and on or around the same date, certain third-party holders of these warrants exercised in the aggregate a further 3,261,960 warrants. On August 10, 2007, Telenet issued (i) 7,461,533 ordinary shares in the aggregate to the Financial Consortium and other third parties and (ii) 79,251 ordinary shares to our company upon the exercise of these warrants. In connection with the dilution of our Telenet ownership interest that resulted from the exercise of the subordinated debt warrants by third party holders, we recognized a loss of €35.8 million ($49.2 million at the transaction date), which is reflected as a decrease to additional paid-in capital in our condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2007. No deferred income taxes were required to be provided on this loss.

On September 24, 2007, we purchased 5,300,000 Telenet ordinary shares in privately negotiated transactions for total cash consideration of €117.8 million ($165.9 million at the transaction date), including direct acquisition costs. These shares are subject to the terms of the Syndicate Agreement.

As of September 30, 2007, we indirectly owned 55,861,521 shares or 51.1% of Telenet’s then outstanding ordinary shares.

We have accounted for our acquisitions of Telenet and Belgian Cable Investors interests as step acquisitions, and have allocated our investment basis to our pro rata share of Telenet’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for the Telenet and Belgian Cable Investors step acquisitions, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Telenet. Although

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

most items in the Telenet valuation process remain open, we expect that the most significant adjustments to the preliminary purchase price allocation will involve property and equipment, intangible assets and deferred income taxes.

A summary of the January 1, 2007 opening balance sheet of Telenet (as adjusted for the Telenet shares and the Belgian Cable Investors interests acquired through September 30, 2007) is presented in the following table. The opening balance sheet is based on preliminary purchase price allocations and is therefore subject to adjustment (in millions):

Cash	$77.6
Other current assets	159.2
Property and equipment, net	1,410.9
Goodwill	1,984.5
Intangible assets subject to amortization (a)	928.5
Other assets, net	(151.0)
Current liabilities	(576.8)
Long-term debt and capital lease obligations	(1,809.3)
Other long-term liabilities	(122.5)
Minority interests (b)	(377.8)

Purchase price (c)	$1,523.3

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships and certain network-related rights (see note 7). At January 1, 2007 and the respective 2007 step acquisition dates, the weighted average useful life of Telenet’s intangible assets was approximately 17 years.

(b)	Represents the minority interest owners’ share of Telenet’s net assets.

(c)	Amount includes the $523.3 million carrying value of our equity method investment in Telenet as of December 31, 2006 and the consideration paid to acquire additional Telenet and Belgian Cable Investors interests during the first nine months of 2007.

JTV Thematics — Sumitomo Corporation (Sumitomo) is the owner of a minority interest in LGI/Sumisho Super Media LLC (Super Media), our indirect majority owned subsidiary and the owner of a controlling interest in J:COM. On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consists of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan. Effective on July 2, 2007, Jupiter TV was renamed SC Media & Commerce Inc., (SC Media) and its business will primarily focus on the operation of Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel), through which a wide variety of consumer products and accessories are marketed and sold.

As further described in note 5, we exchanged our interest in SC Media for shares of Sumitomo common stock on July 3, 2007.

On September 3, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM, with Liberty Global Japan II, LLC, our wholly owned indirect subsidiary, and Sumitomo receiving 253,675 and 253,676 J:COM shares, respectively.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

The merger of J:COM and JTV Thematics has been treated as the acquisition of JTV Thematics by J:COM. J:COM has accounted for the acquisition of JTV Thematics under the provisions of SFAS 141, Business Combinations, whereby the JTV Thematics interest acquired from Sumitomo has been accounted for using the purchase method of accounting and the JTV Thematics interest acquired from our company has been treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire JTV Thematics includes (i) ¥26,839 million ($231.7 million at the transaction date) representing the value assigned to the J:COM ordinary shares issued to Sumitomo based on the average quoted market price of J:COM ordinary shares for the period beginning two trading days before and ending two trading days after the terms of the merger were agreed to and announced (May 22, 2007), (ii) ¥6,708 million ($57.9 million at the transaction date) representing the value assigned to the J:COM ordinary shares issued to our company based on our historical cost basis in JTV Thematics at September 3, 2007 and (iii) ¥385.0 million ($3.3 million at the transaction date) representing direct acquisition costs.

The aggregate cost basis assigned to the JTV Thematics interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of JTV Thematics based on preliminary assessments of their respective fair values, and the excess of the aggregate cost basis over the preliminary fair values of such identifiable net assets was allocated to goodwill. The allocation of this aggregate cost basis by J:COM, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based on J:COM’s final assessment of the fair values of the identifiable assets and liabilities of JTV Thematics. Although most items in the JTV Thematics valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will involve intangible assets and deferred income taxes.

In connection with the dilution of our J:COM ownership interest that resulted from the issuance of the J:COM shares to Sumitomo, we recorded a $53.0 million gain, which is reflected as an increase to additional paid-in capital in our condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2007. No deferred income taxes were required to be provided on this gain.

At September 30, 2007, our indirect controlling ownership interest in J:COM was 37.4%.

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
September 30, 2007
(unaudited)

INODE — On March 2, 2006 we acquired INODE Telekommunikationsdienstleistungs GmbH (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date).

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2007 give effect to the Telenet and Belgian Cable Investors step acquisitions that were completed during the first nine months of 2007 as if they had been completed as of January 1, 2007. The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2006 give effect to (i) the Telenet and Belgian Cable Investors step acquisitions that were completed during the fourth quarter of 2006 and the first nine months of 2007 and (ii) the September 2006 Cable West and Karneval acquisitions as if they had been completed as of January 1, 2006. No effect has been given to the acquisition of INODE or J:COM’s acquisition of JTV Thematics since they would not have had a material impact on our results of operations for the indicated periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions, except per share amounts

Revenue	$2,255.3	$1,945.3	$6,541.9	$5,639.3

Earnings (loss) from continuing operations	$39.4	$(191.6)	$(235.4)	$(370.9)

Basic EPS from continuing operations	$0.10	$(0.44)	$(0.61)	$(0.82)

Diluted EPS from continuing operations	$0.10	$(0.44)	$(0.61)	$(0.82)

(5)	Dispositions and Discontinued Operations

2007 Dispositions

SC Media — On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). As a result of this exchange transaction, we recognized a pre-tax gain of $489.3 million, representing the excess of the market value of the Sumitomo shares received over the carrying value of our investment in SC Media, after deducting a $19.4 million foreign currency translation loss that was reclassified from our accumulated other comprehensive earnings to our condensed consolidated statement of operations in connection with this exchange transaction. During the second quarter of 2007, we executed a zero cost collar transaction with respect to the Sumitomo shares. See note 6.

Our investment in Sumitomo common stock is classified as available-for-sale and carried at fair value, with changes in fair value reflected as unrealized holding gains and losses, net of income taxes, in our condensed consolidated statement of comprehensive earnings (loss). We include our investment in Sumitomo stock in other investments in our condensed consolidated balance sheet.

Melita Cable Plc (Melita) — On July 26, 2007, an indirect wholly owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

transaction date). We recognized a gain of €45.2 million ($62.2 million at the transaction date) in connection with this transaction.

2006 Disposition

UPC Belgium NV/SA (UPC Belgium) — On December 31, 2006, we sold UPC Belgium to Telenet for cash consideration of €184.5 million ($243.3 million at the transaction date), after deducting cash received to settle net cash and working capital adjustments of €20.9 million ($27.6 million at the transaction date). Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation.

2006 Discontinued Operations

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

The operating results of UPC Sweden, UPC France and PT Norway that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	in millions

Revenue	$—	$325.4

Operating income (loss)	$(7.5)	$25.1

Earnings (loss) before income taxes and minority interests	$(7.5)	$7.0

Net earnings (loss) from discontinued operations	$(7.5)	$6.8

We were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of nil and $17.9 million for the three and nine months ended September 30, 2006, respectively, is included in discontinued operations in the accompanying condensed consolidated statements of operations.

(6)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar, the euro, the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen and the Australian dollar (AUD). With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our condensed consolidated statements of

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

operations. The following table provides details of the fair value of our financial and derivative instrument assets (liabilities), net:

	September 30,	December 31,
	2007	2006
	in millions

Cross-currency and interest rate exchange contracts	$(172.1)	$(174.6)
Foreign exchange contracts	(79.3)	28.0
Call and put contracts	(15.2)	37.4
Other	3.6	3.1

Total (a)	$(263.0)	$(106.1)

Current asset	$144.8	$51.0
Long-term asset	180.7	166.5
Current liability	(188.2)	(40.3)
Long-term liability	(400.3)	(283.3)

Total (a)	$(263.0)	$(106.1)

(a)	Excludes the prepaid forward sale of The News Corporation Limited (News Corp.) Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

The details of our realized and unrealized losses on financial and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Cross-currency and interest rate exchange contracts	$(132.1)	$(132.6)	$(60.1)	$(146.8)
UGC Convertible Notes (a)	46.7	(81.3)	(162.7)	(45.2)
Foreign exchange contracts	(17.5)	22.7	(19.3)	28.5
Call and put contracts (b)	15.8	9.8	6.4	4.6
Other	(1.0)	0.3	1.8	(1.1)

Total	$(88.1)	$(181.1)	$(233.9)	$(160.0)

(a)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net.

(b)	Includes losses associated with the Sumitomo Collar (as described below) during the 2007 periods and gains and losses associated with (i) the call options we held with respect to Telenet ordinary shares and (ii) the forward sale of News Corp. Class A common stock during the 2007 and 2006 periods. See below and note 4.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Cross-currency and Interest Rate Exchange Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2007 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary / Final maturity date (a)	counterparty	counterparty		counterparty	counterparty
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
February 2010	105.8		3,018.7	5.50%	4.88%
July 2010	60.0		1,703.1	5.50%	5.33%
September 2012	200.0		5,800.0	5.46%	5.30%

	€425.8	CZK	12,224.9

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€410.0	HUF	118,937.5	5.50%	8.75%
July 2010	410.0		118,937.5	5.50%	7.82%

	€820.0	HUF	237,875.0

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2010	245.0		1,000.6	5.50%	6.52%

	€490.0	PLN	2,001.2

December 2009	€200.0	RON	709.1	5.50%	10.25%
January 2010	60.0		213.1	5.50%	9.65%

	€260.0	RON	922.2

September 2012	€229.1	CHF	355.8	EURIBOR + 2.50%	CHF LIBOR + 2.46%
December 2014	1,240.8		2,024.0	EURIBOR + 2.0%	CHF LIBOR + 1.95%

	€1,469.9	CHF	2,379.8

December 2014	$340.0	CLP	181,322.0	LIBOR + 1.75%	8.76%

VTR:
September 2014	$470.3	CLP	260,283.4	LIBOR + 3.0%	11.16%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2007 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary / Final maturity date (a)	Notional amount		counterparty	counterparty
	in millions
UPC Broadband Holding:
July 2008		€393.5	3 mos. EURIBOR	4.04%
January 2009		210.0	6 mos. EURIBOR	3.58%
April 2010		1,000.0	6 mos. EURIBOR	3.28%
January 2011		193.5	6 mos. EURIBOR	3.83%
September 2012		500.0	3 mos. EURIBOR	2.96%
December 2013		90.5	6 mos. EURIBOR	3.84%
January 2014		185.0	6 mos. EURIBOR	4.04%
December 2014		1,000.0	6 mos. EURIBOR	4.66%

		€3,572.5

December 2010	CHF	618.5	6 mos. CHF LIBOR	2.19%
September 2012		711.5	6 mos. CHF LIBOR	2.33%
December 2014		2,380.0	6 mos. CHF LIBOR	3.54%

	CHF	3,710.0

July 2013	CLP	110,700.0	6.78%	TAB

Chellomedia PFH:
December 2013		$89.1	LIBOR	4.98%

December 2013		€128.5	EURIBOR	4.07%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	AUD BBSY	6.21%
August 2013		230.0	AUD BBSY	6.36%

	AUD	480.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$149.6	LIBOR	5.19%

VTR:
July 2013	CLP	110,700.0	TAB	7.78%

Telenet NV, an indirect wholly owned subsidiary of Telenet:
September 2008		€25.0	3 mos. EURIBOR	4.49%
September 2010		50.0	3 mos. EURIBOR	4.70%
December 2011		50.0	3 mos. EURIBOR	5.29%

		€125.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly owned subsidiary of Telenet:
September 2009		€37.4	3 mos. EURIBOR	4.52%

J:COM:
June 2009		¥24,444.7	TIBOR	0.52%
December 2009		8,000.0	TIBOR	0.63%
September 2010		3,000.0	TIBOR	1.46%
September 2011		2,000.0	TIBOR	1.37%
October 2011		10,000.0	¥ LIBOR	1.35%
April 2013		20,000.0	¥ LIBOR	1.75%
October 2013		19,500.0	¥ LIBOR	1.63%

		¥86,944.7

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Maturity date	Notional amount	Maximum rate
	in millions

Telenet NV:
September 2009	€30.0	4.0%
Telenet Bidco:
September 2014	€850.0	4.68%
September 2015	€650.0	4.75%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

Telenet NV:
December 2009	€350.0	2.5%	5.5%
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Foreign Exchange Contracts

Foreign Exchange Forward Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments, net in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at September 30, 2007:

	Currency	Currency
	purchased	sold
LGI subsidiary	forward	forward		Maturity dates
	in millions

J:COM	$34.2		¥3,879.7	October 2007 — October 2010
VTR	$37.7	CLP	20,013.0	October 2007 — August 2008
Telenet NV	$722.7		€567.9	October 2007 — December 2008
Austar Entertainment	$32.7	AUD	42.8	October 2007 — March 2009
Liberty Global Europe Financing BV	$127.8	CLP	65,789.0	October 2007 — December 2007

Telenet Foreign Exchange Collars:

These contracts are comprised of (i) purchased call options that specify the U.S. dollar rates at which Telenet Bidco can require a counterparty to sell euros to Telenet Bidco and (ii) written put options that specify the U.S. dollar rates at which a counterparty can require Telenet Bidco to purchase euros from the counterparty, as detailed below:

		Exercise price	Exercise price
		of call option	of put option
		held by	held by
Maturity date	Notional amount	Telenet Bidco	counterparty
in millions

October 2007	€360.0	$1.3800	$1.3523

Sumitomo Collar and Secured Borrowing

During the second quarter of 2007, our wholly owned indirect subsidiary, Liberty Programming Japan, Inc. (Liberty Programming Japan), executed a zero cost share collar transaction (the Sumitomo Collar) with respect to the underlying ordinary shares of Sumitomo stock received by Liberty Programming Japan from Sumitomo in exchange for Liberty Programming Japan’s interest in SC Media. As further described in note 5, Liberty Programming Japan received 45,652,043 Sumitomo shares with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date) upon the closing of this transaction on July 3, 2007. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($18.45) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($24.28). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net in our condensed consolidated statements of operations. The fair value of the Sumitomo Collar as of September 30, 2007 was a liability of $15.2 million.

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

(7)	Long-Lived Assets

Property and equipment, net

The details of property and equipment and the related accumulated depreciation are set forth below:

	September 30,	December 31,
	2007	2006
	in millions

Cable distribution systems	$13,024.3	$9,835.5
Support equipment, buildings and land	1,650.2	1,224.5

	14,674.5	11,060.0
Accumulated depreciation	(4,487.0)	(2,923.1)

Property and equipment, net	$10,187.5	$8,136.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows:

				Release of
				pre-acquisition
				valuation		Foreign
			Disposition of	allowances and		currency
		Acquisition	investment in	other income		translation
	January 1,	related	SC Media	tax related	Adoption of	adjustments	September 30,
	2007	adjustments	(note 5)	adjustments	FIN 48	and other	2007

UPC Broadband Division:
The Netherlands	$1,403.4	$—	$—	$(119.4)	$(27.3)	$110.8	$1,367.5
Switzerland	2,349.9	0.6	—	—	—	104.8	2,455.3
Austria	791.1	—	—	(53.6)	(8.8)	63.0	791.7
Ireland	250.0	0.7	—	(0.2)	(0.4)	19.8	269.9

Total Western Europe	4,794.4	1.3	—	(173.2)	(36.5)	298.4	4,884.4

Hungary	402.3	3.3	—	(14.2)	(9.6)	36.3	418.1
Other Central and Eastern Europe	1,048.4	7.4	—	(19.3)	(11.6)	69.4	1,094.3

Total Central and Eastern Europe	1,450.7	10.7	—	(33.5)	(21.2)	105.7	1,512.4

Total UPC Broadband Division	6,245.1	12.0	—	(206.7)	(57.7)	404.1	6,396.8
Telenet (Belgium)	—	1,984.5	—	—	—	149.0	2,133.5
J:COM (Japan)	2,354.6	231.9	—	(3.5)	—	73.9	2,656.9
VTR (Chile)	527.6	—	—	(22.4)	(4.8)	23.1	523.5
Corporate and other	815.3	35.0	(100.9)	(25.5)	(83.0)	28.2	669.1

Total LGI	$9,942.6	$2,263.4	$(100.9)	$(258.1)	$(145.5)	$678.3	$12,379.8

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Intangible assets subject to amortization

The details of our amortizable intangible assets are set forth below:

	September 30,	December 31,
	2007	2006
	in millions

Gross carrying amount:
Customer relationships	$2,519.6	$1,797.0
Other	500.4	120.0

	$3,020.0	$1,917.0

Accumulated amortization:
Customer relationships	$(560.8)	$(308.2)
Other	(81.8)	(30.5)

	$(642.6)	$(338.7)

Net carrying amount:
Customer relationships	$1,958.8	$1,488.8
Other	418.6	89.5

	$2,377.4	$1,578.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(8)	Debt and Capital Lease Obligations

The components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2007
	Weighted	Unused borrowing
	average	capacity (b)		Carrying value (c)
	interest	Borrowing	U.S. $	September 30,	December 31,
	rate (a)	currency	equivalent	2007	2006
		in millions

Parent:
LGI Credit Facility	7.88%	—	$—	$215.0	$—
Subsidiaries:
UPC Broadband Holding Bank Facility	6.55%	€1,080.0	1,537.4	7,081.5	4,010.6
UPC Holding 8.0% Senior Notes due 2016 (formerly the Cablecom Luxembourg 8.0% Senior Notes due 2016) (d)	8.00%	—	—	427.1	395.7
UPC Holding 7.75% Senior Notes due 2014	7.75%	—	—	711.8	659.5
UPC Holding 8.63% Senior Notes due 2014	8.63%	—	—	427.1	395.7
UPC Holding Facility	7.04%	—	—	355.9	—
2006 Telenet Credit Facility	5.22%	€200.0	284.7	807.1	—
Telenet Senior Discount Notes	11.50%	—	—	328.4	—
Telenet Senior Notes	9.00%	—	—	537.6	—
J:COM Credit Facility	1.29%	¥30,000.0	261.3	496.0	642.5
Other J:COM debt	1.27%	¥18,000.0	156.8	980.5	966.7
UGC Convertible Notes (e)	1.75%	—	—	932.4	702.3
Sumitomo Collar Loan (f)	1.88%	—	—	815.9	—
VTR Bank Facility (g)	7.42%	CLP136,391.6	266.7	470.3	475.0
Austar Bank Facility	8.09%	AUD483.7	428.5	323.3	306.4
Chellomedia Bank Facility	7.56%	—	—	308.2	229.1
Liberty Puerto Rico Bank Facility	7.69%	$30.0	30.0	149.6	149.9
LG Switzerland PIK Loan Facility	—	—	—	—	775.7
Secured borrowing on ABC Family
Worldwide, Inc. (ABC Family) preferred stock	—	—	—	—	345.0
Cablecom Luxembourg Bank Facility and Cablecom GmbH Revolving Facility	—	—	—	—	1,094.7
Cablecom Luxembourg Old Senior Notes	—	—	—	—	424.8
Other	5.10%	—	—	339.7	206.7

Total debt	5.88%		$2,965.4	15,707.4	11,780.3

Capital lease obligations:
J:COM				468.5	423.8
Telenet				76.4	—
Other subsidiaries				26.4	26.0

Total capital lease obligations				571.3	449.8

Total debt and capital lease obligations				16,278.7	12,230.1
Current maturities				(344.8)	(1,384.9)

Long-term debt and capital lease obligations				$15,933.9	$10,845.2

(a)	Represents the weighted average interest rate in effect at September 30, 2007 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate exchange agreements. See note 6.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2007 without regard to covenant compliance calculations. At September 30, 2007, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At September 30, 2007, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility was limited by covenant compliance calculations. Based on the September 30, 2007 covenant compliance calculations, the aggregate amount that will be available for borrowing when the September 30, 2007 bank reporting requirements have been completed is €501.8 million ($714.3 million) under the UPC Broadband Holding Bank Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	As further described below, the Cablecom Luxembourg 8.0% Senior Notes due 2016 were assumed by UPC Holding on April 17, 2007.

(e)	The UGC Convertible Notes are reported at fair value.

(f)	See note 6 for information regarding the Sumitomo Collar Loan.

(g)	Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility (see below), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $470.2 million at September 30, 2007, of which $4.7 million is presented as short-term restricted cash in our condensed consolidated balance sheet, and the remaining amount is presented as long-term restricted cash.

LGI Revolving Credit Facility

In June 2007, LGI entered into a $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility). The LGI Credit Facility is available to be used to fund the general corporate and working capital requirements of LGI and its subsidiaries. The applicable interest payable under the LGI Credit Facility is LIBOR plus 2.5%. The final maturity date of June 25, 2009 may be extended, at LGI’s option, to June 25, 2010. Amounts that are repaid by LGI under the LGI Credit Facility may be re-borrowed. The LGI Credit Facility has a

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

commitment fee on undrawn and uncancelled commitments of 0.75% per year. At September 30, 2007, the LGI Credit Facility was fully drawn.

UPC Broadband Holding Bank Facility Refinancing Transactions

In April and May 2007, our indirect subsidiaries UPC Financing Partnership (the Partnership) and UPC Broadband Holding (together, the Borrowers) entered into six additional facility accession agreements (collectively, the Accession Agreements) pursuant to UPC Broadband Holding’s senior secured credit agreement (as amended and restated, the UPC Broadband Holding Bank Facility). The Accession Agreements each provide for an additional term loan facility under the UPC Broadband Holding Bank Facility. Including the six term loan facilities added by the Accession Agreements, the UPC Broadband Holding Bank Facility was comprised of eight facilities at September 30, 2007, as follows (in millions):

			September 30, 2007
		Facility amount		Unused	Outstanding
		(in borrowing		borrowing	principal
Facility	Effective date	currency)	Interest rate	capacity	amount

I	May 14, 2007	€250.0	EURIBOR + 2.50%	$355.9	$—
L	July 3, 2006	€830.0	EURIBOR + 2.25%	1,181.5	—
M1 (a)	April 17, 2007	€1,695.0	EURIBOR + 2.00%	—	2,412.8
M2 (b)	April 16, 2007	€1,175.0	EURIBOR + 2.00%	—	1,672.6
M3 (c)	May 18, 2007	€520.0	EURIBOR + 2.00%	—	740.2
M4 (d)	May 14, 2007	€250.0	EURIBOR + 2.00%	—	355.9
N1 (e)	May 16, 2007	$1,775.0	LIBOR + 1.75%	—	1,775.0
N2 (f)	May 18, 2007	$125.0	LIBOR + 1.75%	—	125.0

Total				$1,537.4	$7,081.5

(a)	The proceeds of this facility, which we refer to as “Facility M1,” were used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility.

(b)	The proceeds of this facility, which we refer to as “Facility M2,” were indirectly used to repay the outstanding borrowings under the senior secured credit facility agreement for Cablecom Luxembourg and Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility), and, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay the outstanding borrowings under the Payment-in-Kind (PIK) facility agreement of Liberty Global Switzerland, Inc., dated September 30, 2005 (the LG Switzerland PIK Loan Facility). Effective April 16, 2007, Cablecom and its subsidiaries became subsidiaries of UPC Broadband Holding.

(c)	The proceeds of this facility, which we refer to as “Facility M3,” were used to fund the cash collateral account that secures the senior secured credit facility for VTR, dated September 20, 2006 (the VTR Bank Facility) and for general corporate and working capital purposes.

(d)	The proceeds of this facility, which we refer to as “Facility M4,” (and together with Facilities M1, M2 and M3, as “Facility M”) were fully drawn in September 2007 for general corporate purposes.

(e)	The proceeds of this facility, which we refer to as “Facility N1,” were used to refinance all of the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility.

(f)	The proceeds of this facility, which we refer to as “Facility N2,” (and together with Facility N1, as “Facility N”), were used for general corporate and working capital purposes.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

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

The VTR Transfer was completed on May 23, 2007, when certain of our subsidiaries that collectively own an 80% interest in VTR were transferred to a subsidiary of UPC Broadband Holding. In connection with the VTR Transfer, VTR’s then existing bank facilities were refinanced. A single lender acquired the interests and was subrogated to the rights of the lenders under VTR’s then existing term loan B facility. The existing term loan B facility was then amended and restated pursuant to an Amended and Restated Senior Secured Credit Facility Agreement dated May 18, 2007 and effective May 25, 2007 (the VTR Bank Facility). The amendments included, among other things, a 100 basis point reduction in the interest rate margin payable under the term loan B facility and the elimination of certain restrictive covenants and undertakings. VTR’s then existing term loan A and term loan C facilities were cancelled and replaced in the VTR Bank Facility on substantially the same terms. Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest payable under the VTR Bank Facility. In this regard, we used borrowings under Facility M3 to fund a deposit with the new lender securing VTR’s obligations under the VTR Bank Facility. In connection with the refinancing of VTR’s bank facilities, VTR recognized debt extinguishment losses of CLP 10.3 billion ($19.6 million at the average rate for the period) during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

In June 2007, UPC Holding entered into a €250 million ($355.9 million) term loan facility (the UPC Holding Facility). The UPC Holding Facility was fully drawn on June 19, 2007. UPC Holding may, at its option, on or before May 31, 2008 (the Conversion Date), require each lender under the UPC Holding Facility to become an additional facility lender under the UPC Broadband Holding Bank Facility and the outstanding commitments of the lenders under the UPC Holding Facility will be rolled over into Facility M under the UPC Broadband Holding Bank Facility (the Conversion). The terms and conditions of the UPC Holding Facility are similar to the terms of the indenture for UPC Holding’s existing Senior Notes due 2014, however, in the event UPC Holding elects to execute the Conversion, the UPC Holding Facility will be part of Facility M and will be subject to the terms and conditions of the UPC Broadband Holding Bank Facility. The applicable interest payable under the UPC Holding Facility is (i) EURIBOR plus 2.75% until the later of May 16, 2008 and the date of the Conversion (being no later than May 31,

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

2008) and (ii) thereafter, EURIBOR plus 2.0%. The final maturity date of the UPC Holding Facility is December 31, 2014 unless the Conversion does not occur, in which case, it will be May 31, 2008. Any voluntary prepayment of all or part of the principal amount of the UPC Holding Facility made on or prior to May 16, 2008 will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

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

Assumption of Cablecom Luxembourg Senior Notes by UPC Holding

On April 17, 2007, Cablecom Luxembourg’s €300 million ($427.0 million) 8.0% Senior Notes due 2016 became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

2006 Telenet Credit Facility

In May 2006, certain direct and indirect subsidiaries of Telenet Communications NV (Telenet Communications), a wholly owned subsidiary of Telenet, (as borrowers and guarantors) replaced the then existing bank credit facility with a new senior credit facility agreement (the 2006 Telenet Credit Facility), with certain banks and financial institutions as lenders. As of September 30, 2007, the 2006 Telenet Credit Facility consisted of (i) a €600.0 million ($854.1 million) amortizing loan facility (the 2006 Telenet Tranche A Facility), (ii) a €200 million ($284.7 million) revolving credit facility (the 2006 Telenet Revolving Facility) and (iii) an uncommitted facility of up to €200.0 million ($284.7 million).

The 2006 Telenet Revolving Facility had a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the 2006 Telenet Revolving Facility.

At September 30, 2007, the outstanding principal balance under the 2006 Telenet Tranche A Facility was €567.0 million ($807.1 million) and the 2006 Telenet Revolving Facility was undrawn. On October 10, 2007, Telenet used a portion of the proceeds from its new credit facility (as described below) to repay in full the 2006 Telenet Credit Facility.

Telenet Senior Discount Notes

On December 22, 2003, Telenet issued Senior Discount Notes (the Telenet Senior Discount Notes) at 57.298% of par value with a principal amount due at maturity of $558.0 million, receiving net proceeds of $300.3 million. Interest on the Telenet Senior Discount Notes began accreting from December 22, 2003 at an annual rate of 11.5%, compounded semi-annually. Commencing on June 15, 2009 until maturity on June 15, 2014, interest is payable

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

semi-annually at an annual rate of 11.5%. At September 30, 2007, the accreted value of the Telenet Senior Discount Notes was $316.9 million.

On October 10, 2007, Telenet used €257.0 million ($363.8 million at the transaction date) of the proceeds from its new credit facility (as described below) to redeem the Telenet Senior Discount Notes at a redemption price equal to 100% of the accreted value of the Telenet Senior Notes plus a “make-whole” premium.

Telenet Senior Notes

On December 22, 2003, Telenet Communications issued €500.0 million ($619.1 million at the transaction date) principal amount of 9.0% Senior Notes (the Telenet Senior Notes). During the fourth quarter of 2005, a portion of the outstanding principal amount of the Telenet Senior Notes was redeemed. At September 30, 2007, the outstanding principal balance of the Telenet Senior Notes was €368.4 million ($524.4 million).

On October 10, 2007, Telenet used €413.5 million ($585.4 million at the transaction date) of the proceeds from its new credit facility (as described below) to redeem the Telenet Senior Notes at a redemption price equal to 100% of the principal amount (plus accrued and unpaid interest) of the Telenet Senior Notes plus a “make-whole” premium.

Telenet Refinancing and Capital Distribution

On August 1, 2007 (the Signing Date), Telenet Bidco (the Borrower) executed a new senior credit facility agreement, as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007 and October 8, 2007 (the New Telenet Credit Facility). The New Telenet Credit Facility provides for (i) a €530.0 million ($754.4 million) Term Loan A Facility (the New Telenet TLA Facility) maturing five years from the Signing Date, (ii) a €307.5 million ($437.7 million) Term Loan B1 Facility (the New Telenet TLB1 Facility) maturing seventy-eight months from the Signing Date, (iii) a €225.0 million ($320.3 million) Term Loan B2 Facility (the New Telenet TLB2 Facility) maturing seventy-eight months from the Signing Date, (iv) a €1,062.5 million ($1,512.5 million) Term Loan C Facility (the New Telenet TLC Facility) maturing eight years from the Signing Date, and (v) a €175.0 million ($249.1 million) Revolving Facility (the New Telenet Revolving Facility) maturing seven years from the Signing Date.

On October 10, 2007, the New Telenet TLA Facility, the New Telenet TLB1 Facility and the New Telenet TLC Facility were drawn in full. The New Telenet TLB2 Facility is available to be drawn up to and including July 31, 2008. The New Telenet Revolving Facility is available to be drawn through June 2014. The proceeds of the New Telenet TLA Facility, the New Telenet TLB1 Facility and the first €462.5 million ($654.8 million at the transaction date) drawn under the New Telenet TLC Facility have been used primarily to (i) redeem in full the Telenet Senior Discount Notes, (ii) redeem in full the Telenet Senior Notes and (iii) repay in full the amounts outstanding under the 2006 Telenet Credit Facility. During the fourth quarter of 2007, Telenet will recognize significant debt extinguishment losses in connection with the redemption of the Telenet Senior Discount Notes and the Telenet Senior Notes, and the repayment of the 2006 Telenet Credit Facility. These losses will include the excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and Telenet Senior Notes, and the write-off of applicable unamortized deferred financing fees.

The applicable margin for the New Telenet TLA Facility is 2.25% per annum over EURIBOR. The applicable margin for the New Telenet TLB1 Facility is 2.50% per annum over EURIBOR. The margins of the New Telenet TLB2 and New Telenet TLC Facilities are subject to certain market flex conditions. The applicable margin for the New Telenet Revolving Facility is 2.125% per annum over EURIBOR. Since the New Telenet TLB2 Facility and

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

the New Telenet TLC Facility are still in the process of syndication, no margins are disclosed yet, however both are subject to a cap.

The New Telenet TLB2 Facility and the remaining amounts under the New Telenet TLC Facility may be used for general corporate purposes (including permitted acquisitions) and to provide funding to Telenet, via a dividend or intercompany loan, for a distribution to Telenet’s shareholders by way of a capital reduction.

On August 6, 2007, Telenet announced that a portion of the cash proceeds from the New Telenet Credit Facility will be used to fund a distribution to shareholders by way of a capital reduction of €6.00 ($8.54) per share. This distribution, which will total approximately €656.0 million ($933.8 million), is expected to take place on or about November 19, 2007. Our share of this capital distribution is expected to be €335.2 million ($477.2 million). The €320.8 million ($456.6 million) portion of this capital distribution that will be paid to shareholders other than our company is recorded as a current liability in our September 30, 2007 condensed consolidated balance sheet.

The New Telenet TLA Facility and the New Telenet TLC Facility will be repaid in full at maturity. The New Telenet TLB1 Facility and the New Telenet TLB2 Facility will each be repaid in three equal installments, the first installment on the date falling sixty-six months after the Signing Date, the second installment on the date falling seventy-two months after the Signing Date and the final installment payable at maturity. Advances under the New Telenet Revolving Facility will be repaid at the end of the applicable interest period and all advances outstanding will be repaid in full at maturity.

In addition to customary restrictive covenants, prepayment requirements and events of default, the New Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the New Telenet Credit Facility. The Borrower under the New Telenet Credit Facility is permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The New Telenet Credit Facility is secured by (i) pledges over the shares of the Borrower and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of the Borrower, Telenet and certain other Telenet subsidiaries, in line with the 2006 Telenet Credit Facility.

The New Telenet TLB2 Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the New Telenet TLB2 Facility subject to a maximum of 1.00%. The New Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the New Telenet Revolving Facility subject to a maximum of 0.75%.

Other Telenet Obligations

Pursuant to agreements with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on the broadband network owned by the PICs (the Telenet Partner Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet Partner Network so that the Telenet Partner Network would be technologically capable of providing two-way communications services (the two-way upgrade). The present values of amounts payable by Telenet to the PICs pursuant to these agreements that correspond to the two-way upgrade of the Telenet Partner Network have been reflected as financed obligations, with corresponding amounts reflected as intangible assets associated with Telenet’s right to use the Telenet Partner Network, as described above. As of September 30, 2007, these financed obligations totaled €84.7 million ($120.6 million), and are included within other debt in the above table.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Telenet is required to make payments to the PICs under these agreements during the term of its usage rights. The usage rights were granted for an initial term of 50 years, expiring in 2046, and automatically renew for consecutive terms of 15 years unless terminated with ten years notice. Because the life of the two-way upgrade was estimated to be 20 years at inception, contractual payments after year 20 of the agreements have not been reflected as an asset or in the financed obligation mentioned above. In addition, Telenet has a legal obligation to reimburse the PICs for 20% of the replacements and extensions to the Telenet Partner Network that are in excess of the cost of the two-way upgrade. Amounts recorded with respect to this obligation are treated as additions to the aforementioned intangible assets.

The intangible assets associated with our usage rights include components that are being amortized over periods ranging from 10 to 40 years, based on their respective estimated useful lives. We include amortization of these intangible assets in amortization expense in our condensed consolidated statement of operations. The carrying value of these intangible assets has been increased as a result of the application of purchase accounting in connection with our acquisition of Telenet interests in 2006 and 2007. See note 4.

Pursuant to a separate agreement, Telenet also compensates the PICs for operations and maintenance services performed with respect to the Telenet Partner Network. Amounts incurred with respect to this agreement are included in operating expenses in our condensed consolidated statement of operations.

As further described in note 12, certain aspects of the above-described agreements between Telenet and the PICs are the subject of ongoing negotiations and litigation.

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($604.6 million at the transaction date) 1.75% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Prior to September 11, 2007, the UGC Convertible Notes in the aggregate were convertible into 11,044,375 LGI Series A shares and 11,044,375 LGI Series C shares based on the then conversion price for one share of LGI Series A common stock and the related Series C Dividend Shares Amount (as defined in the indenture governing the UGC Convertible Notes), which was equivalent to a conversion rate of 22.09 LGI Series A shares and 22.09 LGI Series C shares for each €1,000 principal amount of UGC Convertible Notes. Effective September 11, 2007, the conversion price of the UGC Convertible Notes was adjusted to give effect to the cumulative impact of our self-tender offers since the issuance of the UGC Convertible Notes. As a result, as of such date the UGC Convertible Notes in the aggregate were convertible into 11,159,319 LGI Series A shares and 11,044,375 LGI Series C shares, which is equivalent to a conversion rate of 22.32 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

Refinancing of Liberty Puerto Rico Bank Facility

On June 15, 2007, Liberty Puerto Rico refinanced its then existing bank facility pursuant to a new senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility provides for (i) a $150 million seven-year amortizing term loan (the LPR Term Loan), (ii) a $20 million seven-year delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million six-year revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility, which were used to (i) refinance all of the outstanding borrowings under Liberty Puerto Rico’s prior bank facility and (ii) fund the general corporate and working capital requirements of Liberty Puerto Rico, bear interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The LPR Delayed Draw Term Loan was drawn in full on November 7, 2007. The LPR

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Revolving Loan, which was undrawn as of September 30, 2007, has a commitment fee on undrawn balances of 0.5% per year.

In addition to customary restrictive covenants, prepayment requirements and events of default, the Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) Net Debt to Annualized EBITDA and (ii) Annualized EBITDA to Total Cash Interest Charges, each capitalized term as defined in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. The Liberty Puerto Rico Bank Facility also requires that Liberty Puerto Rico maintain a $10 million cash collateral account to protect against losses in connection with an uninsured casualty event.

Redemption of ABC Family Preferred Stock

Prior to August 2, 2007, we owned a 99.9% beneficial interest in the 9% Series A preferred stock of ABC Family. Our ABC Family preferred stock was pledged as security for $345.0 million principal amount of outstanding borrowings by one of our subsidiaries. On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings. No significant gain or loss was recorded in connection with this redemption.

Refinancing of Austar Bank Facility

On August 28, 2007, Austar Entertainment refinanced its existing bank facility by entering into a new senior secured bank facility (the Austar Bank Facility) with a selected syndicate of local and international banks. The Austar Bank Facility allows Austar Entertainment to borrow up to AUD 850.0 million ($752.9 million). In addition to refinancing existing financial indebtedness, the proceeds of the Austar Bank Facility may be (i) advanced to Austar to redeem the Austar Subordinated Transferable Adjustable Redeemable Securities (STARS) (see note 14), (ii) used for general corporate purposes, including permitted payments to shareholders (see note 14) or (iii) used to fund Austar’s capital expenditures and general corporate and working capital requirements. The Austar Bank Facility is comprised of (i) an AUD-denominated term loan for AUD 225.0 million ($199.3 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2011, (ii) an AUD-denominated term loan for AUD 500.0 million ($442.9 million), which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013 and (iii) an AUD-denominated revolving facility for AUD 100.0 million ($88.6 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. Austar Entertainment also entered into an agreement with a single bank for a AUD 25.0 million ($22.1 million) working capital facility that matures in August 2012. In addition to customary restrictive covenants, prepayment requirements and events of default, the Austar Bank Facility requires compliance with various financial covenants including a Leverage Ratio, as defined in the Austar Bank Facility. The Austar Bank Facility has a commitment fee on undrawn and uncancelled balances of 0.5% per year. The Austar Bank Facility is secured by pledges over (i) Austar Entertainment shares, (ii) shares of certain of Austar’s subsidiaries and (iii) certain other assets of Austar and certain of its subsidiaries. The Austar Bank Facility is also guaranteed by Austar and certain of its subsidiaries.

As Austar Entertainment’s refinancing of its existing bank facility did not represent a substantial modification of terms, we did not recognize a debt extinguishment gain or loss upon the completion of this refinancing transaction.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(9)	Stockholders’ Equity

Stock Repurchases

On March 8, 2006, our board of directors approved a stock repurchase program under which we were authorized to acquire $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. Under this program, which may be suspended or discontinued at any time, we acquired shares of our LGI Series A and Series C common stock for aggregate purchase prices including direct acquisition costs of (i) $132.2 million during the second quarter of 2006 and (ii) $42.5 million during the second quarter of 2007. On July 25, 2007, our board of directors increased the then remaining aggregate amount authorized under the March 8, 2006 stock repurchase plan to $150.0 million, all of which was available as of September 30, 2007. The timing of the repurchase of shares pursuant to this program will depend on a variety of factors, including market conditions.

The following table provides details of our 2007 stock repurchases, including those pursuant to various modified Dutch auction self-tender offers. Shares purchased pursuant to these self-tender offers are not applied against our March 8, 2006 stock repurchase program.

	LGI Series A common stock		LGI Series C common stock
	Shares	Average price	Shares	Average price
Purchase date	purchased	paid per share (a)	purchased	paid per share (a)	Total (a)
					in millions

March 8, 2006 stock repurchase plan:
Second quarter 2007	—	$—	1,120,000	$37.99	$42.5
Modified Dutch auction self-tender offers:
January 10, 2007	5,084,746	$29.66	5,246,590	$28.74	$301.6
April 25, 2007	7,882,862	$35.21	724,183	$32.86	$301.4
September 17, 2007	5,682,000	$43.09	9,510,517	$40.09	$626.1

Total	18,649,608	$36.10	16,601,290	$36.05	$1,271.6

(a)	Includes direct acquisition costs.

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

Treasury Stock

At September 30, 2007, we held in treasury 33,664 shares of LGI Series A common stock and 33,664 shares of LGI Series C common stock. In October 2007, these shares were cancelled.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(10)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Nine months ended
	September 30,
	2007	2006
	in millions

LGI Series A, Series B and Series C common stock:
Senior Executive and Management Performance Plans	$78.0	$—
Other	35.3	46.9

Total LGI Series A, Series B and Series C common stock	113.3	46.9
Other (a)	28.0	9.6

Total	$141.3	$56.5

(a)	The 2007 amount includes stock-based compensation related to restricted shares of Zonemedia and LGI stock held by certain Zonemedia employees of $15.3 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between one of our subsidiaries and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

The following table provides certain information related to nonvested stock awards as of September 30, 2007:

	As of September 30, 2007
	LGI Series A,
	Series B and			SARs on
	Series C	LGI	Austar	VTR	J:COM
	common	Performance	Performance	common	ordinary
	stock (a)	Plans (b)	Plan (c)	stock	shares

Total compensation cost related to nonvested awards not yet recognized (in millions)	$84.0	$310.5	$34.8	$9.2	$0.4

Weighted average period remaining for expense recognition (in years)	2.8	4.0	4.0	2.3	0.5

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2006 Nonemployee Director Incentive Plan (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 34,042,474 shares available for grant as of September 30, 2007. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. Any shares issued in satisfaction of our obligations under the LGI Performance Plans (as described below) will reduce the shares available for grant under the LGI Incentive Plan. The LGI Directors Incentive Plan had 9,546,124 shares available for grant as of September 30, 2007. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(b)	Amounts relate to the LGI Senior Executive Performance Plan and the LGI Management Performance Plan described below.

(c)	Amounts relate to the Austar Performance Plan described below.

The following table summarizes certain information related to the LGI common stock-incentive awards granted and exercised pursuant to the LGI and UGC incentive plans:

	Nine months ended September 30,
LGI Series A, Series B and Series C common stock:	2007	2006
	in millions, except per share amounts

Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	4.56 — 5.02%	4.72 — 5.20%
Expected life	4.5 — 6.0 years	4.5 — 6.0 years
Expected volatility	22.40 — 25.20%	25.50 — 29.60%
Expected dividend yield	None	None
Weighted average grant-date fair value per share of awards granted:
Options	$10.69	$ 6.51
SARs	$10.19	$ 6.36
Restricted stock	$36.46	$20.27
Total intrinsic value of awards exercised:
Options	$36.1	$ 5.0
SARs	$45.8	$ 2.3
Cash received from exercise of options	$34.4	$ 7.5
Income tax benefit related to stock-based compensation	$20.6	$ 8.8
Income tax expense related to exercise of options, SARs and restricted stock	$ —	$ 1.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during the nine months ended September 30, 2007 in LGI stock awards under the LGI and UGC incentive plans. The tables also include activity related to LGI stock awards held by Zonemedia employees and Liberty Media employees:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series A common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	6,748,229	$20.24
Granted	497,253	$37.93
Expired or canceled	(31,470)	$79.36
Forfeited	(58,409)	$21.32
Exercised	(1,016,434)	$17.58

Outstanding at September 30, 2007	6,139,169	$21.84	5.18	$127.2

Exercisable at September 30, 2007	3,640,523	$19.88	4.64	$86.3

Weighted
average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series B common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2007	3,066,716	$20.01	5.09	$68.3

Exercisable at September 30, 2007	3,066,716	$20.01	5.09	$68.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series C common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	9,566,033	$19.11
Granted	497,253	$35.40
Expired or canceled	(31,470)	$75.13
Forfeited	(58,409)	$20.31
Exercised	(982,540)	$16.79

Outstanding at September 30, 2007	8,990,867	$20.09	5.18	$175.9

Exercisable at September 30, 2007	6,492,221	$18.82	4.87	$137.7

			Weighted
		Weighted	average
		average grant-	remaining
	Number of	date fair value	contractual
Restricted stock — LGI Series A common stock:	shares	per share	term
			in years

Outstanding at January 1, 2007	660,189	$21.19
Granted	303,022	$37.75
Expired or canceled	—	$—
Forfeited	(14,942)	$20.53
Released from restrictions	(234,405)	$21.87

Outstanding at September 30, 2007	713,864	$28.01	2.91

Weighted
		Weighted	average
		average grant-	remaining
	Number of	date fair value	contractual
Restricted stock — LGI Series B common stock:	shares	per share	term
in years

Outstanding at January 1, 2007	35,562	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at September 30, 2007	23,708	$22.23	1.67

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

			Weighted
		Weighted	average
		average grant-	remaining
	Number of	date fair value	contractual
Restricted stock — LGI Series C common stock:	shares	per share	term
			in years

Outstanding at January 1, 2007	695,235	$20.47
Granted	303,028	$35.17
Expired or canceled	—	$—
Forfeited	(14,942)	$19.97
Released from restrictions	(246,089)	$20.94

Outstanding at September 30, 2007	737,232	$26.37	2.87

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series A common stock:	shares	base price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,652,674	$15.54
Granted	590,077	$37.74
Expired or canceled	—	$—
Forfeited	(190,686)	$16.14
Exercised	(1,324,382)	$18.06

Outstanding at September 30, 2007	4,727,683	$17.58	5.94	$80.1

Exercisable at September 30, 2007	535,357	$16.89	5.79	$11.0

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series C common stock:	shares	base price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,651,058	$14.78
Granted	590,121	$35.12
Expired or canceled	—	$—
Forfeited	(190,686)	$15.36
Exercised	(1,321,482)	$17.14

Outstanding at September 30, 2007	4,729,011	$16.64	5.94	$75.2

Exercisable at September 30, 2007	536,641	$16.12	5.79	$10.3

At September 30, 2007, total SARs outstanding included 1,024,200 LGI Series A common stock capped SARs and 1,024,200 LGI Series C common stock capped SARs and total SARs exercisable included 62,852 LGI Series A common stock capped SARs and 62,852 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LGI Performance Plans

On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan for our senior executives (the LGI Senior Executive Performance Plan) pursuant to the Liberty Global, Inc. 2005 Incentive Plan. The aggregate amount of the maximum achievable awards that may be allocated under the LGI Senior Executive Performance Plan is $313.5 million. In February 2007, the full amount of the maximum achievable awards was allocated or reserved for allocation to participants including our President and Chief Executive Officer, and certain of our other executive officers.

On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the LGI Management Performance Plan, and together with the LGI Senior Executive Plan, the LGI Performance Plans) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the LGI Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the LGI Management Performance Plan, as finalized in February 2007, is $86.5 million.

Although the compensation committee’s current intention is to settle awards earned under each LGI Performance Plan using restricted or unrestricted stock, we have included the accrued stock compensation related to the LGI Performance Plans in other long-term liabilities in our September 30, 2007 condensed consolidated balance sheet due to the fact that our obligations under the LGI Performance Plans represent fixed amounts that are expected to be settled with a variable number of shares.

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

The participants in the Austar Performance Plan include Austar’s Chief Executive Officer, certain of Austar’s other executive officers and certain of Austar’s key employees. The aggregate amount of the maximum awards under the Austar Performance Plan is AUD 63.8 million ($56.5 million).

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
September 30, 2007
(unaudited)

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

Telenet Option Plan

During periods ended prior to January 1, 2007, Telenet granted Class A Options and Class B Options to certain members of Telenet management. The Class A Options and the Class B Options, both of which must be exercised in multiples of three, provide the holder with the right to subscribe to three Class A Profit Certificates for €20.00 ($28.47) and three Class B Profit Certificates for €25.00 ($35.59), respectively. At September 30, 2007, 1,146,000 Class A Options and 506,256 Class B Options were outstanding with a weighted average exercise price per profit certificate of €6.67 ($9.49) and €8.33 ($11.86), respectively. All of the Class A Options and 318,111 of the Class B Options were vested at September 30, 2007. Stock-based compensation recorded by Telenet with respect to the Class A Options and the Class B Options was €0.4 million ($0.5 million at the average rate for the period) during the nine months ended September 30, 2007.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

VTR Phantom SARs Plan

The following table summarizes the activity during the nine months ended September 30, 2007 in VTR stock awards under the VTR Phantom SARs plan. Awards under the VTR Phantom SARs plan are denominated in Chilean pesos.

				Weighted
				average
		Weighted		remaining
	Number of	average		contractual	Aggregate
SARs — VTR common stock:	shares	base price		term	intrinsic value
				in years	in millions

Outstanding at January 1, 2007	643,000	CLP	9,503
Granted	401,000	CLP	12,588
Expired or canceled	—	CLP	—
Forfeited	(78,125)	CLP	9,503
Exercised	(49,250)	CLP	9,503

Outstanding at September 30, 2007 (a)	916,625	CLP	10,853	2.3	CLP	4,301.2

Exercisable at September 30, 2007	255,590	CLP	10,310	2.3	CLP	1,338.1

(a)	The fair value of these awards at September 30, 2007 was calculated using an expected volatility of 25.0%, an expected life of 2.3 years and a risk-free return of 6.1%. In addition, we were required to estimate the fair value of VTR common stock at September 30, 2007. Accordingly, the fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the current fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, certain of our directors, executive officers and officers, and one of our employees, hold an aggregate of 574,843 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 2.8% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness (net of the value of certain assets) that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Phantom Plan are fully vested and expire between 2009 and 2011. Assuming expected volatility of 100%, a risk-free interest rate of approximately 4.1% and a weighted average expected life of 3.1 years, these synthetic options had an aggregate fair value of $3.2 million as of September 30, 2007. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(11)	Related Party Transactions

Our related party transactions during the three and nine months ended September 30, 2007 and 2006 consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Revenue earned from related parties of:
J:COM (a)	$12.8	$12.7	$33.9	$38.2
LGI and consolidated subsidiaries other than J:COM (b)	2.8	0.4	7.4	3.2

Total LGI	$15.6	$13.1	$41.3	$41.4

Operating expenses charged by related parties of:
J:COM (c)	$12.5	$16.4	$46.5	$40.2
LGI and consolidated subsidiaries other than J:COM (d)	5.8	4.0	16.3	16.7

Total LGI	$18.3	$20.4	$62.8	$56.9

SG&A expenses charged by related parties of J:COM (e)	$2.9	$2.6	$7.9	$8.7

Interest expense charged by related parties of:
J:COM (f)	$3.0	$2.6	$8.6	$7.4
LGI and consolidated subsidiaries other than J:COM	—	0.2	—	0.2

Total LGI	$3.0	$2.8	$8.6	$7.6

Interest and other income recognized from related parties of LGI and consolidated subsidiaries	$0.3	$0.4	$0.7	$0.4

Capital lease additions — related parties of J:COM (g)	$44.8	$45.8	$114.8	$98.5

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from SC Media, a subsidiary of Sumitomo. See note 4.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates and (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two subsidiaries of Sumitomo and an affiliate of Sumitomo.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs.

(f)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(g)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At September 30, 2007 and December 31, 2006, capital lease obligations of J:COM aggregating ¥46.4 billion ($404.4 million) and ¥41.5 billion ($361.5 million), respectively, were owed to these Sumitomo entities.

(12)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and construction activities. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. For a description of Telenet’s commitments with respect to its agreements with the PICs, see note 8.

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

In connection with the April 13, 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. We have reflected the $4.5 million fair value of this put obligation at September 30, 2007 in other current liabilities in our condensed consolidated balance sheet.

The minority owner of Sport 1 TV RT (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport 1 to one of our subsidiaries each year between January 1 and January 31, commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport 1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After such three-month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

At September 30, 2007, three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.0% indirect interest in J:COM at September 30, 2007. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

Guarantees and Other Credit Enhancements

At September 30, 2007, J:COM guaranteed ¥7.8 billion ($67.9 million) of debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2007 to 2017.

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

Legal Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an initial public offering (IPO), as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, it refused to cooperate with any attempted exercise of the option rights.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the Shareholders Agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions pending such appeal. Liberty Global Europe has determined that it has grounds for appeal and intends to file the appeal with the Dutch Supreme Court in December 2007.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 and the court is expected to render its decision during the fourth quarter of 2007 or the first quarter of 2008.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we have recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision has been recorded notwithstanding the fact that we intend to appeal the Court of Appeals decision to the Dutch Supreme Court and that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action.

Class Action Lawsuits Relating to the LGI Combination — Since January 18, 2005, 21 lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LMI of the agreement and plan of merger for the combination of the two companies under LGI (the LGI Combination). The defendants named in these actions include UGC, former directors of UGC, and LMI. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On May 5, 2005, the plaintiffs in the Delaware action filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The defendants filed their answers to the consolidated amended complaint on September 30, 2005. The parties are proceeding with pre-trial discovery activity. The defendants believe that a fair process was followed and a fair price was paid in connection with the LGI Combination and intend to vigorously defend this action. We cannot estimate the amount of loss, if any, that we will incur upon the ultimate resolution of this matter.

Telenet Partner Network Negotiations — At September 30, 2007, Telenet provided services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 8), with the networks owned by Telenet accounting for approximately 70% of the aggregate homes passed by the combined networks and the Telenet Partner Network accounting for the remaining 30%. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet is seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years. No assurance can be given that Telenet will be able to negotiate an agreement with the PICs on reasonable terms, on a timely basis, or at all. In this regard, the prospects of such an agreement may be adversely affected by the litigation between Telenet and the PICs, as described below. To the extent that Telenet cannot conclude its negotiations with the PICs on satisfactory terms and Telenet has exhausted other means to resolve network congestion issues, it is possible that certain areas on the Telenet Partner Network would over time begin to experience congestion, resulting in a deterioration in the quality of service that Telenet would be able to

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

provide to its subscribers and possible damage to Telenet’s reputation and its ability to maintain or increase revenue and subscribers in the affected areas.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions were complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Telenet learned that the PICs intended to launch certain digital interactive services in breach of Telenet’s exclusive right to provide point-to-point services on the Telenet Partner Network and therefore instituted legal action before the courts of Brussels to protect its rights. On July 5, 2007, the Court of Brussels issued an injunction, prohibiting the PICs from offering video-on-demand and other interactive services on the Telenet Partner Network. The PICs appealed the court decision on July 28, 2007. If the appeal were to be determined in a manner unfavorable to Telenet, Telenet’s operations and revenue are likely to be adversely affected, although the extent of such adverse effect is difficult to predict at this time.

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
September 30, 2007
(unaudited)

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

Regulatory Issues — Video distribution, broadband Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in most European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. If the FNE ultimately determines that a violation has occurred, it will commence an action before the Chilean Antitrust Court. We currently are unable to predict the outcome of this matter.

In addition to the foregoing items, we have contingencies related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection and copyright fees and (iv) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

(13)	Segment Reporting

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provision for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business (B2B) communications services. At September 30, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our other Central and Eastern Europe segment includes our operating segments in Czech Republic, Poland, Romania, Slovak Republic and Slovenia. Telenet provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant consolidated operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina, and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

As further discussed in note 5, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Revenue
UPC Broadband Division:
The Netherlands	$262.7	$237.9	$775.3	$677.3
Switzerland	217.5	192.3	637.1	564.6
Austria	124.2	109.1	366.4	305.9
Ireland	75.9	66.6	224.3	193.1

Total Western Europe	680.3	605.9	2,003.1	1,740.9

Hungary	94.7	73.3	278.6	224.2
Other Central and Eastern Europe	205.1	141.4	584.3	405.7

Total Central and Eastern Europe	299.8	214.7	862.9	629.9

Central and corporate operations	1.9	7.8	9.1	10.6

Total UPC Broadband Division	982.0	828.4	2,875.1	2,381.4
Telenet (Belgium)	325.3	10.9	938.6	31.7
J:COM (Japan)	563.1	469.7	1,629.8	1,367.4
VTR (Chile)	160.5	137.6	460.4	411.6
Corporate and other	246.8	192.7	700.5	560.6
Intersegment eliminations	(22.4)	(16.7)	(62.5)	(50.6)

Total consolidated LGI	$2,255.3	$1,622.6	$6,541.9	$4,702.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Operating Cash Flow
UPC Broadband Division:
The Netherlands	$139.1	$118.3	$399.7	$327.5
Switzerland	106.8	96.1	312.6	260.5
Austria	59.5	52.3	176.7	146.6
Ireland	23.7	18.8	70.4	57.8

Total Western Europe	329.1	285.5	959.4	792.4

Hungary	47.4	33.5	140.6	104.9
Other Central and Eastern Europe	105.7	67.3	293.1	192.8

Total Central and Eastern Europe	153.1	100.8	433.7	297.7

Central and corporate operations	(57.2)	(51.1)	(171.4)	(151.8)

Total UPC Broadband Division	425.0	335.2	1,221.7	938.3
Telenet (Belgium)	158.4	5.2	442.6	16.7
J:COM (Japan)	228.6	187.4	660.3	537.6
VTR (Chile)	64.0	49.7	178.0	144.1
Corporate and other	41.6	21.9	100.6	68.6

Total consolidated LGI	$917.6	$599.4	$2,603.2	$1,705.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Total segment operating cash flow	$917.6	$599.4	$2,603.2	$1,705.3
Stock-based compensation expense	(57.8)	(21.2)	(141.3)	(56.5)
Depreciation and amortization	(615.4)	(457.7)	(1,819.6)	(1,338.1)
Provision for litigation	(146.0)	—	(146.0)	—
Impairment, restructuring and other operating charges, net	(11.6)	(5.5)	(17.5)	(11.7)

Operating income	86.8	115.0	478.8	299.0
Interest expense	(247.1)	(181.8)	(706.4)	(482.0)
Interest and dividend income	36.1	26.1	84.6	62.1
Share of results of affiliates, net	5.9	5.5	29.0	5.9
Realized and unrealized losses on financial and derivative instruments, net	(88.1)	(181.1)	(233.9)	(160.0)
Foreign currency transaction gains (losses), net	(78.7)	0.9	(26.2)	83.1
Gains (losses) on extinguishment of debt, net	1.6	(5.0)	(21.7)	(40.6)
Gains on disposition of assets, net	552.8	52.7	553.1	100.3
Other income (expense), net	1.0	0.9	(3.6)	(5.3)

Earnings (loss) before income taxes, minority interests and discontinued operations	$270.3	$(166.8)	$153.7	$(137.5)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$262.7	$237.9	$775.3	$677.3
Switzerland	217.5	192.3	637.1	564.6
Austria	124.2	109.1	366.4	305.9
Ireland	75.9	66.6	224.3	193.1
Hungary	94.7	73.3	278.6	224.2
Romania	60.6	47.2	177.8	135.9
Czech Republic	56.1	30.6	162.3	89.0
Poland	58.8	43.7	163.4	122.8
Slovak Republic	15.6	12.1	45.2	35.7
Slovenia	14.0	7.8	35.6	22.3
Central and corporate operations (a)	1.9	7.8	9.1	10.6

Total UPC Broadband Division	982.0	828.4	2,875.1	2,381.4
Telenet (Belgium)	325.3	10.9	938.6	31.7
Chellomedia (b)	91.2	60.6	252.7	180.3

Total Europe	1,398.5	899.9	4,066.4	2,593.4

J:COM (Japan)	563.1	469.7	1,629.8	1,367.4

The Americas:
VTR (Chile)	160.5	137.6	460.4	411.6
Other (c)	33.5	34.9	103.9	103.5

Total — The Americas	194.0	172.5	564.3	515.1

Australia	122.1	97.2	343.9	276.8

Intersegment eliminations	(22.4)	(16.7)	(62.5)	(50.6)

Total consolidated LGI	$2,255.3	$1,622.6	$6,541.9	$4,702.1

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands. The revenue reported by the UPC Broadband Division’s central and corporate operations primarily relates to transitional services provided to the buyers of certain of our discontinued operations pursuant to agreements that expire at various dates in 2007.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband services in Puerto Rico, Brazil and Peru and video programming services in Argentina.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)

(14)	Subsequent Events

Redemption of STARS

On October 31, 2007, Austar redeemed in full its STARS for a total cash redemption amount of AUD 115.0 million ($106.6 million at the transaction date). As of September 30, 2007, the STARS had a carrying value of AUD 115.0 million ($101.9 million) and were included in other debt.

Austar Return of Capital

On November 1, 2007, Austar distributed AUD 299.9 million ($275.5 million at the transaction date) or AUD 0.2368 ($0.2098) per ordinary share to its shareholders. Our share of this capital distribution was AUD 160.1 million ($147.1 million at the transaction date). The AUD 139.8 million ($123.8 million) portion of this capital distribution that was paid to shareholders other than our company is recorded as a current liability in our September 30, 2007 condensed consolidated balance sheet.

Acquisition of Telesystems Tirol

On October 2, 2007, our operating subsidiary in Austria acquired Telesystem Tirol GmbH & Co KG, a broadband operator in Austria, for cash consideration of €81.0 million ($114.7 million at the transaction date) before working capital adjustments and direct acquisition costs.

LGJ Holdings Loan

On October 31, 2007, LGJ Holdings LLC (LGJ Holdings), our wholly owned indirect subsidiary, executed a new senior secured credit facility agreement (the LGJ Credit Facility). The LGJ Credit Facility provides for an initial term loan facility in the amount of ¥75.0 billion ($654.8 million at the transaction date) (the Term Loan Facility) which was drawn in full on November 5, 2007 (the Closing Date). The proceeds of the Term Loan Facility have been used to make a distribution to the sole member of LGJ Holdings and to pay fees, costs and expenses incurred in connection with granting the Term Loan Facility. The Term Loan Facility will be repaid in two installments with (i) 2.5% of the outstanding principal amount of the Term Loan Facility being repayable four and a half years from the Closing Date and (ii) 97.5% of the outstanding principal amount of the Term Loan Facility repayable five years from the Closing Date. The applicable margin for the Term Loan Facility is 3.25% per annum over TIBOR. The LGJ Credit Facility contains a mechanism whereby additional term facilities may be entered into subject to compliance with applicable covenants and certain other restrictions. In addition to customary restrictive covenants, prepayment requirements and events of default, the LGJ Credit Facility requires compliance with various financial covenants including Asset Coverage Ratios and a Leverage Ratio (each as defined in the LGJ Credit Facility). The Material Group Members (as defined therein) are permitted to make certain limited distributions and restricted payments. The LGJ Credit Facility is secured by (i) pledges over the membership interests of LGJ Holdings and the stock of its two subsidiaries, Liberty Japan, Inc. (Liberty Japan), a wholly owned direct subsidiary of LGJ Holdings, and Liberty Jupiter (except for up to 14.3% of the common stock of Liberty Jupiter not held by LGJ Holdings), (ii) a pledge over a bank account of LGJ Holdings, (iii) a security agreement in respect of certain current and future assets of LGJ Holdings, Liberty Japan and Liberty Jupiter and (iv) such other security documents as may be entered into from time to time pursuant to the Finance Documents (as defined therein). Liberty Japan and Liberty Jupiter are members of Super Media through which we indirectly own our interest in J:COM. LGJ Holding’s obligations are guaranteed by Liberty Japan and Liberty Jupiter. LGI has provided a guarantee with respect to the payment of interest and, under certain limited circumstances, the payment of principal and other obligations under the LGJ Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Forward Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2007 and 2006.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2007.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2006 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband Internet access services and our average revenue per household;

•	the outcome of pending or threatened litigation;

•	Telenet’s ability to favorably resolve negotiations and litigation with the PICs with respect to the Telenet Partner Network;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Overview

We are an international broadband communications provider of video, voice and Internet access services with consolidated broadband operations at September 30, 2007 in 17 countries, primarily in Europe, Japan and Chile.

Through our indirect wholly owned subsidiary UPC Holding, we provide broadband communications services in 10 European countries and in Chile. As further described in note 8 to our condensed consolidated financial statements, (i) our 100% ownership interest in Cablecom, a broadband communications operator in Switzerland, and (ii) our 80% interest in VTR, a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Telenet, which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4 to our condensed consolidated financials statements), we provide broadband communications services in Belgium. Through our indirect 37.4% controlling ownership interest in J:COM, we provide broadband communications services in Japan. Through our indirect 53.4%-owned subsidiary Austar, we provide DTH satellite operations in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico, Brazil and Peru, (ii) a non-controlling interest in a broadband communications company in Japan, (iii) consolidated interests in certain programming businesses in Europe and Argentina and (iv) non-controlling interests in certain programming businesses in Europe, Japan, Australia and the Americas. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband operations, primarily in Europe.

As further described in note 4 to our condensed consolidated financial statements, we have completed several transactions since January 1, 2006 that impact the comparability of our 2007 and 2006 results, including (i) J:COM’s consolidation of JTV Thematics effective September 3, 2007, (ii) our consolidation of Telenet effective January 1, 2007, (iii) our consolidation of Karneval effective September 30, 2006, (iv) J:COM’s acquisition of a controlling interest in Cable West on September 28, 2006 and (v) our acquisition of INODE on March 2, 2006. In addition we have completed the acquisition of a number of less significant entities in Europe and Japan since January 1, 2006.

As further discussed in note 5 to our condensed consolidated financial statements, our condensed consolidated financial statements have been reclassified to present UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and cash flows that we present and discuss are those of our continuing operations.

From a strategic perspective, we are seeking to build broadband and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined in note 13 to our condensed consolidated financial statements). Therefore, we seek to acquire entities at prudent prices that have strong growth potential and sell businesses that we believe do not meet this profile. We also seek to leverage the reach of our broadband distribution systems to create new content opportunities in order to increase our distribution presence and maximize operating efficiencies. As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

From an operational perspective, we focus on achieving organic revenue growth in our broadband communications operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations, acquisitions and dispositions. While we seek to obtain new customers, we also seek to increase the average revenue we receive from each household by increasing the penetration of our digital video, broadband Internet and telephony services with existing customers through product bundling and upselling, or by migrating analog video customers to digital video services that include various incremental service offerings, as described below. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At September 30, 2007, our consolidated subsidiaries owned and operated networks that passed 30.1 million homes and served 23.5 million revenue generating units (RGUs), consisting of 14.7 million video subscribers, 5.1 million broadband Internet subscribers and 3.7 million telephony subscribers.

Including the effects of acquisitions during 2007, our consolidated operations added total RGUs of 428,000 and 4,104,500 during the three and nine months ended September 30, 2007, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added total RGUs of 385,200 and 1,008,100 during the three and nine months ended September 30, 2007, respectively. Our organic RGU growth during the 2007 periods is primarily attributable to the growth of our broadband Internet access services and digital telephony services, as increases in our digital video and DTH RGUs were offset by decreases in our analog video and, to a lesser extent, multi-channel multi-point (microwave) distribution system (MMDS) video RGU. As a result, we experienced a slight increase in our video RGUs during the 2007 three-month period and a net decline in our video RGUs during the 2007 nine-month period. We expect that competitive and other factors will continue to adversely impact our ability to maintain or increase our video RGUs, particularly in Europe.

We are experiencing increasing competition in all of our broadband communications markets. In particular, competition in Western Europe, Romania, Hungary and other parts of Central and Eastern Europe has adversely affected our ability to sustain recent historical levels of organic revenue and RGU growth during 2007. We believe that we will continue to be challenged to maintain recent historical organic revenue and RGU growth rates in future periods as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. Moreover, our ability to maintain or increase our monthly subscription fees for our service offerings has been, and we expect will continue to be, limited by competitive and, to a lesser extent, regulatory factors. In this regard, we experienced slight sequential declines (i.e., declines from the second quarter of 2007 to the third quarter of 2007) in the average monthly subscription revenue earned per RGU (ARPU) in most of our broadband communications markets, due primarily to increased discounting in response to competition. Although this increased discounting contributed to a significant sequential increase in RGU additions, certain of our European markets, including the Netherlands, Austria and Romania, experienced slight sequential declines in their subscription revenue (as defined under Discussion and Analysis of our Reportable Segments below) as the positive impact of the improved RGU additions did not fully offset the slight sequential ARPU declines mentioned above in these markets. Although we monitor and respond to competition in each of our markets, no assurance can be given that our efforts to improve our competitive position will be successful, and accordingly that we will be able to reverse negative trends such as those described above. For additional information concerning the ARPU and revenue trends of our reportable segments, see Discussion and Analysis of our Reportable Segments below. Notwithstanding the above discussion, we continue to believe that most of our organic revenue growth in the near term will be attributable to RGU growth.

Our analog video service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in some markets, incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and high definition television services.

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

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and the Japanese yen. In this regard, 38.7% and 25.0% of our U.S. dollar revenue during the three months ended September 30, 2007 and 38.8% and 24.9% of our U.S. dollar revenue during the nine months ended September 30, 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband Internet access services. Certain segments also provide CLEC and other B2B services. At September 30, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in Czech Republic, Poland, Romania, Slovak Republic and Slovenia. Telenet provides broadband communications services in Belgium. J:COM provides broadband communications services in Japan. VTR provides broadband communications services in Chile. Our corporate and other category includes (i) Austar and other less significant operating segments that provide broadband communications services in Puerto Rico, Brazil and Peru and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our UPC Broadband Division and Chellomedia.

As further discussed in notes 4 and 5 to our condensed consolidated financial statements, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment. We present only the reportable segments of our continuing operations in the following tables.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 13 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments for the three and nine months ended September 30, 2007 and 2006 at the end of this section.

Substantially all of the significant increases during the three and nine months ended September 30, 2007, as compared to the prior year periods, in our revenue, operating expense and SG&A expenses for our Telenet (Belgium) segment are attributable to the effects of our January 1, 2007 consolidation of Telenet, and accordingly, we do not separately discuss the results of our Telenet (Belgium) segment below. Telenet provides services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 8 to our condensed consolidated financial statements), with the networks owned by Telenet accounting for approximately 70% of the aggregate homes passed by the combined networks and the Telenet Partner Network accounting for the remaining 30%. For information concerning Telenet’s ongoing negotiations and litigation with the PICs with respect to the Telenet Partner Network, see note 12 to our condensed consolidated financial statements.

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

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation. Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue.

Revenue of our Reportable Segments

					Increase
	Three months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$262.7	$237.9	$24.8	10.4	2.2
Switzerland	217.5	192.3	25.2	13.1	9.5
Austria	124.2	109.1	15.1	13.8	5.5
Ireland	75.9	66.6	9.3	14.0	5.7

Total Western Europe	680.3	605.9	74.4	12.3	5.5

Hungary	94.7	73.3	21.4	29.2	9.1
Other Central and Eastern Europe	205.1	141.4	63.7	45.0	27.9

Total Central and Eastern Europe	299.8	214.7	85.1	39.6	21.5

Central and corporate operations	1.9	7.8	(5.9)	(75.6)	(77.0)

Total UPC Broadband Division	982.0	828.4	153.6	18.5	8.9
Telenet (Belgium)	325.3	10.9	314.4	N.M.	N.M.
J:COM (Japan)	563.1	469.7	93.4	19.9	21.4
VTR (Chile)	160.5	137.6	22.9	16.6	12.4
Corporate and other	246.8	192.7	54.1	28.1	17.8
Intersegment eliminations	(22.4)	(16.7)	(5.7)	(34.1)	(24.4)

Total LGI	$2,255.3	$1,622.6	$632.7	39.0	31.4

					Increase
	Nine months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$775.3	$677.3	$98.0	14.5	6.0
Switzerland	637.1	564.6	72.5	12.8	9.2
Austria	366.4	305.9	60.5	19.8	11.1
Ireland	224.3	193.1	31.2	16.2	7.6

Total Western Europe	2,003.1	1,740.9	262.2	15.1	8.1

Hungary	278.6	224.2	54.4	24.3	8.8
Other Central and Eastern Europe	584.3	405.7	178.6	44.0	28.3

Total Central and Eastern Europe	862.9	629.9	233.0	37.0	21.3

Central and corporate operations	9.1	10.6	(1.5)	(14.2)	(17.9)

Total UPC Broadband Division	2,875.1	2,381.4	493.7	20.7	11.5
Telenet (Belgium)	938.6	31.7	906.9	N.M.	N.M.
J:COM (Japan)	1,629.8	1,367.4	262.4	19.2	22.7
VTR (Chile)	460.4	411.6	48.8	11.9	11.3
Corporate and other	700.5	560.6	139.9	25.0	16.1
Intersegment eliminations	(62.5)	(50.6)	(11.9)	(23.5)	(14.3)

Total LGI	$6,541.9	$4,702.1	$1,839.8	39.1	32.9

N.M. — Not meaningful.

The Netherlands.  The Netherlands’ revenue increased $24.8 million or 10.4% and increased $98.0 million or 14.5% during the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, the Netherlands’ revenue increased $5.3 million or 2.2% and $40.3 million or 6.0%, respectively. These increases are attributable to increases in subscription revenue, primarily due to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by declines in average video RGUs. The declines in average video RGUs include declines in average analog video RGUs that were not fully offset by gains in average digital video RGUs. The declines in average video RGUs are due largely to the effects of competition. ARPU increased slightly during the respective 2007 periods primarily due to (i) improvements in the Netherlands’ RGU mix, attributable to a higher proportion of digital video RGUs, and to a lesser extent, telephony and broadband Internet RGUs, and (ii) increases in ARPU from video services, partially offset by decreases in ARPU from broadband Internet and telephony services. The increases in ARPU from video services primarily are attributable to (i) the positive impact of growth in the Netherlands’ enhanced digital service offerings, as further described below, and (ii) a January 2007 price increase for certain analog video services. The decreases in ARPU from broadband Internet services primarily are attributable to a higher proportion of broadband Internet customers selecting lower-priced tiers of service and higher bundling discounts. The decrease in ARPU from telephony services during the 2007 periods is due primarily to higher bundling discounts. Subscription revenue for the 2006 nine-month period includes €4.0 million ($4.8 million at the average rate for the period), related to the first quarter 2006 release of deferred revenue in connection with rate settlements with certain municipalities. There were no such releases during the first nine months of 2007.

Non-subscription revenue decreased somewhat during the 2007 periods, primarily due to decreases of €5.0 million ($6.4 million at the average rate for the period) and €3.8 million ($4.7 million at the average rate for the period) during the respective three-month and nine-month periods related to certain accrual adjustments that positively impacted non-subscription revenue during the 2006 periods.

In July 2007, the incumbent telecommunications operator in the Netherlands announced significant price reductions for certain tiers of video services. As a result, we expect that competition for video subscribers in the Netherlands will continue to be strong and may increase in future periods.

In October 2005, the Netherlands began providing analog video customers with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. As of September 30, 2007, the promotional pricing period (currently 3 months) had elapsed for nearly 85% of the Netherlands’ digital video subscribers and these subscribers are currently generating ARPU that is on average significantly higher than the basic analog rate.

As compared to the first nine months of 2006, the net number of digital video RGUs added by the Netherlands during the first nine months of 2007 declined substantially. The decline in the net number of digital video RGU additions during the first nine months of 2007 is due in part to the continued emphasis on more selective marketing strategies. Although the Netherlands’ emphasis on more selective marketing strategies has resulted in a more gradual pacing of the Netherlands digital migration efforts, we are seeing the positive impact of these strategies in 2007 in the form of reductions in certain marketing, operating and capital costs and improved subscriber retention rates.

We believe that the continuing deployment of enhanced digital video service offerings, such as video on demand (launched in certain of the Netherlands’ franchise areas during the second quarter of 2007 and fully deployed during the third quarter of 2007) and digital video recorders (launched in December 2006), will have a positive impact on our ability to add digital video subscribers and improve retention rates in the Netherlands. No assurance can be given that we will be successful in our efforts to (i) increase the number of RGU additions to the Netherlands’ digital video service or (ii) continue to improve digital video subscriber retention rates.

Switzerland.  Switzerland’s revenue increased $25.2 million or 13.1% and $72.5 million or 12.8% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, Switzerland’s revenue increased $18.3 million or 9.5% and $51.7 million or 9.2%, respectively. Most of the increases are attributable to increases in subscription revenue, as the number of average broadband Internet, telephony and video RGUs was higher during the 2007 periods, as compared to the corresponding 2006 periods. ARPU remained relatively constant during the 2007 periods, as the positive impact of an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital video, telephony and broadband Internet RGUs, was offset by decreases in ARPU from broadband Internet and telephony services. ARPU from video services remained relatively unchanged during the 2007 periods as the positive impact of an improved video RGU mix resulting from Switzerland’s digital migration efforts was offset by the negative impact of Switzerland’s adoption of certain provisions of the regulatory framework established by the Swiss Price Regulator in November 2006. In order to comply with this regulatory framework, Switzerland began offering a lower-priced tier of digital video services and decreased the rental price charged for digital video set top boxes during the second quarter of 2007. The decreases in ARPU from broadband Internet services primarily are attributable to customers selecting lower-priced tiers of service. ARPU from telephony services decreased during the 2007 periods primarily due to the impact of lower call volumes and competitive factors. Increases in revenue from B2B services and other non-subscription revenue also contributed to the increases in Switzerland’s revenue.

Austria.  Austria’s revenue increased $15.1 million or 13.8% and $60.5 million or 19.8% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. The increase for the nine-month period includes $14.7 million attributable to the impact of the March 2006 INODE acquisition. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $6.0 million or 5.5% and $19.2 million or 6.3%, respectively. A majority of the increase during the nine-month period and a significant portion of the increase during the three-month period is attributable to increases in subscription revenue, as the positive effects of higher average RGUs were only partially offset by declines in ARPU. The increases in average RGUs during the 2007 periods are attributable to significant increases in the average number of broadband Internet RGUs and smaller increases in the average number of telephony and video RGUs during the 2007 periods. The declines in ARPU during the 2007 periods are due primarily to the negative impacts of lower ARPU from broadband Internet and telephony services that were only partially offset by the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog video services. The decrease in ARPU from broadband Internet services is attributable to a higher proportion of customers selecting lower-priced tiers of service and higher discounting in response to increased competition. The decrease in ARPU from telephony services primarily is due to (i) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit switched telephony service, and (ii) lower telephony call volumes. Telephony revenue in Austria decreased slightly on an organic basis during the 2007 periods, as the negative effect of the decrease in telephony ARPU was only partially offset by the positive impact of higher average telephony RGUs. Increases in revenue from B2B services and other non-subscription revenue also contributed to the increases in Austria’s revenue.

Ireland.  Ireland’s revenue increased $9.3 million or 14.0% and $31.2 million or 16.2% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, Ireland’s revenue increased $3.8 million or 5.7% and $14.7 million or 7.6%. These increases primarily are attributable to increases in subscription revenue as a result of higher average RGUs and slightly higher ARPU during the 2007 periods, as compared to the 2006 periods. The increases in average RGUs primarily are attributable to increases in the average number of broadband Internet RGUs. The increases in ARPU during the 2007 periods primarily are due to the positive effects of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital video and broadband Internet RGUs, (ii) a November 2006 price increase for certain MMDS video and broadband Internet services and (iii) lower promotional discounts for broadband Internet services.

Hungary.  Hungary’s revenue increased $21.4 million or 29.2% and $54.4 million or 24.3% during the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. These increases include $0.5 million and $1.4 million, respectively, attributable to the impact of a January 2007 acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Hungary’s revenue increased $6.2 million or 8.5% and $18.4 million or 8.2%, respectively. The majority of these increases are attributable to higher subscription revenue, as higher average numbers of broadband Internet and telephony RGUs were only partially offset by lower average numbers of analog video and DTH RGUs. ARPU remained relatively unchanged during the 2007 periods, as the positive effects of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog video services were offset by the negative impacts of (a) increases in discounting due to competitive factors, (b) a higher proportion of customers selecting lower-priced broadband Internet tiers, (c) growth in Hungary’s VoIP telephony service, which generally is priced slightly lower than Hungary’s circuit switched telephony services, and (d) lower telephony call volume. Hungary is continuing to experience organic declines in analog video RGUs, primarily due to (i) the effects of intense competition from an alternative DTH provider and (ii) subscriber reaction to the January 1, 2007 rate increase for analog video services. The majority of Hungary’s recent analog video subscriber losses have occurred in certain municipalities where the technology of our networks limits our ability to create a less expensive tier of service that would more effectively compete with the alternative DTH provider. Due to decreases in the average number of DTH and analog video RGUs and lower ARPU from DTH video services as a result of competitive and other factors, Hungary experienced slight declines in revenue from video services during each of the 2007 periods, as compared to the corresponding 2006 periods. Increases in revenue from B2B services, which more than offset decreases in certain other categories of non-subscription revenue, also contributed to the increases in Hungary’s revenue during the 2007 periods.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $63.7 million or 45.0% and $178.6 million or 44.0% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $22.8 million and $61.7 million, respectively, attributable to the aggregate impact of the September 2006 consolidation of Karneval and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $16.7 million or 11.8% and $53.0 million or 13.1%, respectively. These increases primarily are attributable to increases in subscription revenue as a result of higher average RGUs during the 2007 periods, as compared to the 2006 periods. The increases in average RGUs during the 2007 periods, as compared to the corresponding prior year periods, are attributable to higher average numbers of (i) broadband Internet RGUs (mostly in Poland, Romania and the Czech Republic), (ii) telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania) and (iii) video RGUs (mostly in the Czech Republic, Romania and Slovenia for the nine-month period and in the Czech Republic and Slovenia for the three-month period, as Romania experienced a slight decrease in average video RGUs during the 2007 three-month period). ARPU remained relatively constant during the 2007 periods as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, (ii) January 2007 rate increases for video services in certain countries and (iii) somewhat higher ARPU from telephony services due to increased call volumes (primarily in Poland and Romania) were offset by the negative effects of higher discounting related to increased competition and a higher proportion of broadband Internet subscribers selecting lower-priced tiers. Due primarily to competitive factors, Romania experienced a slight decline in revenue from video services during the three months ended September 30, 2007, as compared to the corresponding 2006 period.

We continue to experience increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from alternative video providers that are competing with us in our Central and Eastern European markets. In Romania, where we are facing intense competition from multiple alternative providers (two of which are also offering telephony and Internet access services), we experienced significant organic declines in video RGUs during 2007 as the video RGUs added by Romania during the third quarter of 2007 only partially offset the video RGUs lost by Romania during the first half of 2007. Most of these declines are occurring in smaller municipalities where Romania’s network has not yet been upgraded to provide broadband Internet, telephony and digital video services. Negative subscriber reaction to a January 1, 2007 rate increase for Romania’s analog video services also contributed to the decline in video RGUs during the first nine months of 2007. In addition, during the third quarter of 2007, increased competition and other factors contributed to small organic declines in video RGUs in Slovak Republic, Slovenia and Poland.

J:COM (Japan).  J:COM’s revenue increased $93.4 million or 19.9% and $262.4 million or 19.2% during the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. These increases include $59.2 million and $169.0 million, respectively, attributable to the aggregate impact of (i) the September 2007 acquisition of JTV Thematics, (ii) the September 2006 acquisition of Cable West, and (iii) other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $41.2 million or 8.8% and $141.3 million or 10.3%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to a higher average number of telephony, broadband Internet and video RGUs during the 2007 periods. ARPU remained relatively unchanged during the 2007 periods, as the positive effects of (i) an improvement in J:COM’s RGU mix, primarily attributable to a higher proportion of digital video RGUs and (ii) a higher proportion of broadband Internet subscribers selecting higher-priced tiers of service were largely offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes and minutes used.

VTR (Chile).  VTR’s revenue increased $22.9 million or 16.6% and $48.8 million or 11.9% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, VTR’s revenue increased $17.0 million or 12.4% and $46.7 million or 11.3%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to a higher average number of VTR’s broadband Internet, telephony and video RGUs during the 2007 periods. ARPU decreased somewhat during the 2007 periods, primarily due to decreases in ARPU from video, telephony and, for the nine-month period, broadband Internet services. ARPU from broadband Internet services increased during the three-month period. The decreases in ARPU from video services primarily are attributable to the negative impact of (i) higher bundling discounts and (ii) an increase in the proportion of subscribers selecting lower-priced tiers of video services. These negative factors were partially offset by the positive impact of (i) a higher proportion of subscribers selecting digital video over analog video services and (ii) inflation adjustments to certain rates for analog video services. ARPU from telephony services decreased primarily due to the negative impact of lower call volumes for subscribers that remain on a usage-based plan, partially offset by the positive impact of (i) the migration of a significant number of subscribers to a fixed-rate plan and (ii) lower impacts of bundling discounts. The increase in ARPU from broadband Internet services during the three-month period primarily is attributable to the positive impact of (i) an increase in the proportion of subscribers selecting higher-speed broadband Internet services over the lower-speed alternatives and (ii) inflation adjustments to certain rates for broadband Internet services, partially offset by the effects of higher discounting. For the nine-month period, the effect of higher discounting more than offset the positive impacts described above, resulting in a decrease in ARPU from broadband Internet services.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions
UPC Broadband Division:
The Netherlands	$89.7	$84.2	$5.5	6.5	(1.5)
Switzerland	74.8	61.5	13.3	21.6	17.7
Austria	43.7	39.6	4.1	10.4	2.3
Ireland	37.8	35.1	2.7	7.7	—

Total Western Europe	246.0	220.4	25.6	11.6	4.8

Hungary	34.4	29.7	4.7	15.8	(2.3)
Other Central and Eastern Europe	74.6	54.6	20.0	36.6	20.3

Total Central and Eastern Europe	109.0	84.3	24.7	29.3	12.3

Central and corporate operations	19.5	20.1	(0.6)	(3.0)	(10.1)

Total UPC Broadband Division	374.5	324.8	49.7	15.3	5.8
Telenet (Belgium)	110.6	3.9	106.7	N.M.	N.M.
J:COM (Japan)	223.2	187.7	35.5	18.9	20.4
VTR (Chile)	63.4	59.9	3.5	5.8	2.0
Corporate and other	158.9	124.7	34.2	27.4	17.8
Intersegment eliminations	(22.3)	(17.4)	(4.9)	(28.2)	(18.2)

Total operating expenses excluding stock-based compensation expense	908.3	683.6	224.7	32.9	25.6

Stock-based compensation expense	4.1	2.1	2.0	95.2

Total LGI	$912.4	$685.7	$226.7	33.1

					Increase
	Nine months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$268.3	$242.3	$26.0	10.7	2.5
Switzerland	217.9	196.2	21.7	11.1	7.3
Austria	131.0	110.9	20.1	18.1	9.7
Ireland	115.9	101.1	14.8	14.6	6.2

Total Western Europe	733.1	650.5	82.6	12.7	5.7

Hungary	101.8	87.7	14.1	16.1	1.6
Other Central and Eastern Europe	214.8	154.7	60.1	38.8	23.6

Total Central and Eastern Europe	316.6	242.4	74.2	30.6	15.7

Central and corporate operations	57.7	57.7	—	—	(7.3)

Total UPC Broadband Division	1,107.4	950.6	156.8	16.5	7.5
Telenet (Belgium)	339.3	10.1	329.2	N.M.	N.M.
J:COM (Japan)	650.3	559.0	91.3	16.3	19.8
VTR (Chile)	186.0	176.0	10.0	5.7	5.2
Corporate and other	465.3	361.7	103.6	28.6	19.5
Intersegment eliminations	(63.0)	(51.5)	(11.5)	(22.3)	(12.8)

Total operating expenses excluding stock-based compensation expense	2,685.3	2,005.9	679.4	33.9	28.1

Stock-based compensation expense	8.9	4.2	4.7	111.9

Total LGI	$2,694.2	$2,010.1	$684.1	34.0

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

UPC Broadband Division.  The UPC Broadband Division’s operating expenses increased $49.7 million or 15.3% and $156.8 million or 16.5%, respectively, during the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. These increases include $7.6 million and $29.6 million, respectively, attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s operating expenses increased $11.3 million or 3.5% and $41.4 million or 4.4%, respectively, primarily due to the net effect of the following factors:

•	Increases in direct programming and copyright costs of $0.9 million and $11.8 million during the respective 2007 periods, primarily due to an increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms;

•	Increases in outsourced labor and consulting fees of $3.5 million and $11.3 million during the respective 2007 periods, driven by the use of third parties to manage excess call center volume associated with growth in digital video, broadband Internet and VoIP telephony services, primarily in Ireland and Switzerland, and increased costs related to network maintenance and upgrade activity in Ireland;

•	Increases in interconnect costs of $2.4 million and $9.2 million during the respective 2007 periods, primarily due to growth in telephony subscribers in the Netherlands, Switzerland, and Hungary; and

•	Increases in bad debt expense and other individually insignificant net increases, partially offset by decreases in personnel costs and information technology related expenses.

J:COM (Japan).  J:COM’s operating expenses increased $35.5 million or 18.9% and $91.3 million or 16.3%, during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $22.6 million and $59.6 million, respectively, attributable to the aggregate impact of the JTV Thematics, Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s operating expenses increased $15.8 million or 8.4% and $51.1 million or 9.1%, respectively. These increases, which are primarily attributable to growth in J:COM’s subscriber base, include the following factors:

•	Increases in programming and related costs of $3.7 million and $16.2 million, respectively, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital video services over analog video services;

•	Increases in salaries and other staff related costs of $3.0 million and $8.1 million, respectively; and

•	Increases in the costs incurred by J:COM in connection with construction services provided by J:COM to affiliates and third parties and other individually insignificant increases.

VTR (Chile).  VTR’s operating expenses increased $3.5 million or 5.8% and $10.0 million or 5.7% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s operating expenses increased $1.2 million or 2.0% and $9.2 million or 5.2%, respectively. These increases are due largely to the increased scope of VTR’s business. The increase during the three-month period primarily is attributable to a $1.8 million increase in programming costs, partially offset by individually insignificant net decreases in other components of VTR’s operating expenses. The increase during the nine-month period primarily is attributable to (i) a $4.4 million increase in programming costs, (ii) a $2.9 million increase in technical services and network maintenance costs and (iii) individually insignificant net increases in other components of VTRs’ operating expenses.

SG&A Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$33.9	$35.4	$(1.5)	(4.2)	(11.5)
Switzerland	35.9	34.7	1.2	3.5	—
Austria	21.0	17.2	3.8	22.1	13.3
Ireland	14.4	12.7	1.7	13.4	5.1

Total Western Europe	105.2	100.0	5.2	5.2	(1.2)

Hungary	12.9	10.1	2.8	27.7	9.0
Other Central and Eastern Europe	24.8	19.5	5.3	27.2	12.8

Total Central and Eastern Europe	37.7	29.6	8.1	27.4	11.5

Central and corporate operations	39.6	38.8	0.8	2.1	(4.9)

Total UPC Broadband Division	182.5	168.4	14.1	8.4	0.2
Telenet (Belgium)	56.3	1.8	54.5	N.M.	N.M.
J:COM (Japan)	111.3	94.6	16.7	17.7	19.1
VTR (Chile)	33.1	28.0	5.1	18.2	13.8
Corporate and other	46.3	46.1	0.2	0.4	(5.6)
Inter-segment eliminations	(0.1)	0.7	(0.8)	(114.3)	(116.7)

Total SG&A expenses excluding stock-based compensation expense	429.4	339.6	89.8	26.4	20.5

Stock-based compensation expense	53.7	19.1	34.6	181.2

Total LGI	$483.1	$358.7	$124.4	34.7

					Increase
	Nine months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$107.3	$107.5	$(0.2)	(0.2)	(7.5)
Switzerland	106.6	107.9	(1.3)	(1.2)	(4.6)
Austria	58.7	48.4	10.3	21.3	12.4
Ireland	38.0	34.2	3.8	11.1	2.9

Total Western Europe	310.6	298.0	12.6	4.2	(2.0)

Hungary	36.2	31.6	4.6	14.6	0.7
Other Central and Eastern Europe	76.4	58.2	18.2	31.3	17.0

Total Central and Eastern Europe	112.6	89.8	22.8	25.4	11.3

Central and corporate operations	122.8	104.7	18.1	17.3	8.8

Total UPC Broadband Division	546.0	492.5	53.5	10.9	2.7
Telenet (Belgium)	156.7	4.9	151.8	N.M.	N.M.
J:COM (Japan)	319.2	270.8	48.4	17.9	21.3
VTR (Chile)	96.4	91.5	4.9	5.4	4.9
Corporate and other	134.6	130.3	4.3	3.3	(1.5)
Inter-segment eliminations	0.5	0.9	(0.4)	(44.4)	(62.5)

Total SG&A expenses excluding stock-based compensation expense	1,253.4	990.9	262.5	26.5	21.6

Stock-based compensation expense	132.4	52.3	80.1	153.2

Total LGI	$1,385.8	$1,043.2	$342.6	32.8

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

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses increased $14.1 million or 8.4% and $53.5 million or 10.9% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $5.4 million and $19.5 million, respectively, attributable to the aggregate impact of the INODE, Karneval, and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, the UPC Broadband Division’s SG&A expenses decreased $5.0 million or 3.0% and $6.2 million or 1.3%, respectively. The decreases in the UPC Broadband Division’s SG&A expenses primarily are attributable to lower personnel costs of $5.4 million and $5.5 million, respectively, due to lower staffing levels in corporate operations, Ireland and Switzerland, and other individually insignificant net changes.

J:COM (Japan).  J:COM’s SG&A expenses increased $16.7 million or 17.7% and $48.4 million or 17.9% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $14.7 million and $44.3 million, respectively, attributable to the aggregate impact of the JTV Thematics, Cable West and other less significant acquisitions. Excluding the effects of these acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, J:COM’s SG&A expenses increased $3.4 million or 3.6% and $13.3 million or 4.9%, respectively. These increases primarily are attributable to (i) $1.3 million and $6.3 million increases, respectively, in labor and related overhead costs associated with higher staffing levels and annual wage increases and (ii) other individually insignificant increases.

VTR (Chile).  VTR’s SG&A expenses increased $5.1 million or 18.2% and $4.9 million or 5.4% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations and stock-based compensation expense, VTR’s SG&A expenses increased $3.9 million or 13.8% and $4.5 million or 4.9%, respectively. These increases primarily are attributable to increases in labor and related costs (including consulting and outsourcing) of $2.2 million and $4.6 million, respectively. The increase during the three-month period also includes individually insignificant net increases in other components of VTR’s SG&A expenses.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provision for litigation, and impairment, restructuring and other operating charges or credits). For additional information and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 13 to our condensed consolidated financial statements. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

Operating Cash Flow — Three months ended September 30, 2007 and 2006

					Increase
	Three months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

UPC Broadband Division:
The Netherlands	$139.1	$118.3	$20.8	17.6	9.1
Switzerland	106.8	96.1	10.7	11.1	7.7
Austria	59.5	52.3	7.2	13.8	5.4
Ireland	23.7	18.8	4.9	26.1	16.9

Total Western Europe	329.1	285.5	43.6	15.3	8.5

Hungary	47.4	33.5	13.9	41.5	19.2
Other Central and Eastern Europe	105.7	67.3	38.4	57.1	38.6

Total Central and Eastern Europe	153.1	100.8	52.3	51.9	32.1

Central and corporate operations	(57.2)	(51.1)	(6.1)	(11.9)	(4.0)

Total UPC Broadband Division	425.0	335.2	89.8	26.8	16.2
Telenet (Belgium)	158.4	5.2	153.2	N.M.	N.M.
J:COM (Japan)	228.6	187.4	41.2	22.0	23.5
VTR (Chile)	64.0	49.7	14.3	28.8	24.0
Corporate and other	41.6	21.9	19.7	90.0	61.2

Total	$917.6	$599.4	$318.2	53.1	44.2

Operating Cash Flow — Nine months ended September 30, 2007 and 2006

					Increase
	Nine months ended				(decrease)
	September 30,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	$ in millions

The Netherlands	$399.7	$327.5	$72.2	22.0	13.0
Switzerland	312.6	260.5	52.1	20.0	16.2
Austria	176.7	146.6	30.1	20.5	11.7
Ireland	70.4	57.8	12.6	21.8	12.9

Total Western Europe	959.4	792.4	167.0	21.1	13.8

Hungary	140.6	104.9	35.7	34.0	17.2
Other Central and Eastern Europe	293.1	192.8	100.3	52.0	35.4

Total Central and Eastern Europe	433.7	297.7	136.0	45.7	29.0

Central and corporate operations	(171.4)	(151.8)	(19.6)	(12.9)	(4.5)

Total UPC Broadband Division	1,221.7	938.3	283.4	30.2	20.1
Telenet (Belgium)	442.6	16.7	425.9	N.M.	N.M.
J:COM (Japan)	660.3	537.6	122.7	22.8	26.4
VTR (Chile)	178.0	144.1	33.9	23.5	22.9
Corporate and other	100.6	68.6	32.0	46.6	30.9

Total	$2,603.2	$1,705.3	$897.9	52.7	45.3

N.M. — Not meaningful.

Operating Cash Flow Margin — Three and nine months ended September 30, 2007 and 2006

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of our reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	%	%	%	%

UPC Broadband Division:
The Netherlands	53.0	49.7	51.6	48.4
Switzerland	49.1	50.0	49.1	46.1
Austria	47.9	47.9	48.2	47.9
Ireland	31.2	28.2	31.4	29.9
Total Western Europe	48.4	47.1	47.9	45.5
Hungary	50.1	45.7	50.5	46.8
Other Central and Eastern Europe	51.5	47.6	50.2	47.5
Total Central and Eastern Europe	51.1	46.9	50.3	47.3
Total UPC Broadband Division, including central and corporate costs	43.3	40.5	42.5	39.4
Telenet (Belgium)	48.7	47.7	47.2	52.7
J:COM (Japan)	40.6	39.9	40.5	39.3
VTR (Chile)	39.9	36.1	38.7	35.0

The improvements in the operating cash flow margins of our reportable segments during the 2007 periods, as compared to the respective 2006 periods, are generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and synergies and cost savings resulting from the continued integration of acquisitions have also positively impacted the operating cash flow margins of our reportable segments. The significant improvement in the operating cash flow margin of the Netherlands is principally due to cost reductions associated with the more gradual pacing of the Netherlands’ digital migration efforts during 2007. The decrease in the operating cash flow margin of our Telenet (Belgium) segment is due to the fact that the 2006 periods only include the results of UPC Belgium. As discussed under Overview and Revenue of our Reportable Segments above, our broadband operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

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

Revenue

Our total consolidated revenue increased $632.7 million or 39.0% and $1,839.8 million or 39.1% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $367.8 million and $1,085.2 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $142.4 million or 8.8% and $464.0 million or 9.9%, respectively. As discussed in greater detail under Discussion and Analysis of our Reportable Segments — Revenue of our Reportable Segments above, most of these increases are attributable to RGU growth. For information regarding competitive developments in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments — Revenue of our Reportable Segments above.

Operating expenses

Our total consolidated operating expenses increased $226.7 million or 33.1% and $684.1 million or 34.0% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $138.9 million and $415.9 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $2.0 million and $4.7 million, respectively. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $35.8 million or 5.2% and $147.5 million or 7.4%, respectively. As discussed in more detail under Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above, these increases generally reflect increases in (i) programming costs, (ii) interconnect costs and (iii) less significant increases in other expense categories for the 2007 periods. Higher labor costs also contributed to the nine-month period increase. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expenses

Our total consolidated SG&A expenses increased $124.4 million or 34.7% and $342.6 million or 32.8% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. These increases include $68.4 million and $205.6 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $34.6 million and $80.1 million, respectively. For additional information, see discussion in the following section. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock based compensation expense, total consolidated SG&A expenses increased $1.3 million or 0.4% and $8.6 million or 0.9%, respectively. As discussed in more detail above under Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments, the increase during the three-month period generally reflects individually insignificant net increases. The increase during the nine-month period generally reflects increases in (i) labor costs, (ii) marketing and advertising costs and sales commissions, and (iii) individually insignificant net increases. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

LGI common stock (a)	$38.5	$16.8	$113.3	$46.9
Other (b)	19.3	4.4	28.0	9.6

Total	$57.8	$21.2	$141.3	$56.5

Operating expense	$4.1	$2.1	$8.9	$4.2
SG&A expense	53.7	19.1	132.4	52.3

Total	$57.8	$21.2	$141.3	$56.5

(a)	Our stock-based compensation expense for the three and nine months ended September 30, 2007 includes $28.0 million and $78.0 million, respectively, related to our Senior Executive and Management Performance Plans. Our stock-based compensation expense for the 2006 periods does not include any amounts related to our Senior Executive and Management Performance Plans as no awards were granted during 2006 and the requisite service period did not begin until January 1, 2007.

(b)	The 2007 amount includes stock-based compensation related to restricted shares of Zonemedia and LGI stock held by certain Zonemedia employees of $15.3 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between one of our subsidiaries and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

For additional information concerning our stock-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $157.7 million and $481.5 million during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases include $101.1 million and $298.7 million, respectively, attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $27.2 million or 5.9% and $106.5 million or 8.0%, respectively. These increases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, and (ii) decreases associated with certain of VTR’s network assets becoming fully depreciated.

Interest expense

Our total consolidated interest expense increased $65.3 million and $224.4 million during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $49.7 million or 27.3% and $182.9 million or 37.9%, respectively, during the 2007 periods. These increases primarily are attributable to $4.4 billion or 39.4% and $3.6 billion or 34.6% increases, respectively, in our average outstanding indebtedness. The increase in debt primarily is attributable to debt incurred or assumed in connection with recapitalizations and acquisitions. Our weighted average interest rates remained relatively constant during the 2007 three-month period and increased during the 2007 nine-month period compared to the respective 2006 periods. The increase during the nine-month period primarily is due to increases in certain interest rates that were only partially offset by decreases associated with the refinancing of the LG Switzerland PIK Loan Facility and the UPC Broadband Holding Bank Facility.

Interest and dividend income

Our total consolidated interest and dividend income increased $10.0 million and $22.5 million during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. These increases primarily are attributable to increases in interest income related to higher average consolidated cash and cash equivalent balances and, to a lesser extent, higher average interest rates earned on such balances. Dividend income remained relatively constant during the 2007 and 2006 periods as dividend income on the Sumitomo common stock that we acquired on July 3, 2007 offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for the nine months ended September 30, 2007 includes $18.1 million of dividends earned on our investment in ABC Family preferred stock. For additional information, see notes 5 and 8 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Jupiter TV (a)	$(1.2)	$4.2	$16.7	$21.3
Telenet (b)	—	(1.4)	—	(16.4)
Other	7.1	2.7	12.3	1.0

Total	$5.9	$5.5	$29.0	$5.9

(a)	On July 2, 2007, our investment in Jupiter TV was restructured into investments in two entities, SC Media and JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 3, 2007. As a result of these transactions, we no longer own an interest in SC Media, and certain of the equity method investments formerly owned by Jupiter TV are now owned by J:COM, including a 50% interest in Discovery Japan, Inc. and a 33.4% interest in JSports Broadcasting Corporation.

(b)	Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. See note 4 to our condensed consolidated financials statements.

Realized and unrealized losses on financial and derivative instruments, net

The details of our realized and unrealized losses on financial and derivative instruments, net, are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

Cross-currency and interest rate exchange contracts (a)	$(132.1)	$(132.6)	$(60.1)	$(146.8)
UGC Convertible Notes (b)	46.7	(81.3)	(162.7)	(45.2)
Foreign exchange contracts	(17.5)	22.7	(19.3)	28.5
Call and put contracts (c)	15.8	9.8	6.4	4.6
Other	(1.0)	0.3	1.8	(1.1)

Total	$(88.1)	$(181.1)	$(233.9)	$(160.0)

(a)	The losses on the cross-currency and interest rate exchange contracts for the three months ended September 30, 2007 are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with a decrease in the value of the Romanian lei, Hungarian forint, Polish zloty, Swiss franc and Slovakian koruna relative to the euro, (iii) losses associated with a decrease in market interest rates in Swiss franc, Japanese yen, Chilean peso and Australian dollar markets, (iv) losses associated with an increase in the value of the Czech koruna relative to the euro, (v) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar and (vi) gains associated with increases in market interest rates in euro and U.S. dollar markets. The losses on the cross-currency and interest rate exchange contracts for the nine months ending September 30, 2007 are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with an increase in market interest rates in euro, Swiss franc, Australian dollar and U.S. dollar markets, (iii) gains associated with a decrease in the value of the Swiss franc relative to the euro, (iv) losses associated with an increase in the value of the Romanian lei, Hungarian forint, Slovakian koruna and Polish zloty relative to the euro, (v) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar and (vi) losses associated with a decrease in market interest rates in Japanese yen markets. The losses on the cross-currency and interest rate exchange contracts for the 2006 periods include a CLP 12.3 billion ($23.3 million at the average exchange rate for the period) unrealized loss during the second quarter of 2006 related to certain cross-currency and interest rate exchange contracts entered into by VTR in anticipation of the refinancing of its then existing credit facility. Most of this unrealized loss is associated with the market spreads contained in these contracts due to the large notional amount of these contracts relative to the standard size of similar transactions in Chile. The remaining losses during the 2006 periods are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the euro relative to the Swiss franc and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro.

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

(c)	Includes gains and losses associated with the Sumitomo Collar during the 2007 periods and gains and losses associated with (i) the call options we held with respect to Telenet ordinary shares and (ii) the forward sale of News Corp. Class A common stock during the 2007 and 2006 periods. See notes 4 and 6 to our condensed consolidated financial statements.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated interim periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	in millions

U.S. dollar debt issued by our European subsidiaries	$97.0	$(12.7)	$149.7	$125.8
Yen denominated debt issued by a U.S. subsidiary	(54.8)	—	(54.8)	—
U.S. dollar debt issued by a Latin American subsidiary	14.7	—	20.9	—
Remeasurement of euro denominated UGC Convertible Notes	(47.0)	4.8	(67.8)	(37.8)
Cash denominated in a currency other than the entities’ functional currency	(42.3)	—	(49.5)	5.7
Intercompany notes denominated in a currency other than the entities’ functional currency	(56.2)	(2.9)	(55.3)	(0.6)
Swiss franc debt issued by a European subsidiary	—	10.6	21.5	1.7
Other	9.9	1.1	9.1	(11.7)

Total	$(78.7)	$0.9	$(26.2)	$83.1

Gains (losses) on extinguishment of debt, net

We recognized gains on extinguishment of debt, net, of $1.6 million during the three months ended September 30, 2007 and losses on extinguishment of debt, net, of $21.7 million during the nine months ended September 30, 2007. The losses during the nine-month period include (i) a CLP 10.3 billion ($19.6 million at the average rate for the period) loss resulting from the write-off of deferred financing costs in connection with the May 2007 refinancing of VTR’s bank facility, (ii) a €6.2 million ($8.4 million at the average rate for the period) loss resulting from the write-off of deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iii) a CHF 6.3 million ($5.2 million at the average rate for the period) gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes. We recognized losses on extinguishment of debt, net, of $5.0 million and $40.6 million during the three and nine months ended September 30, 2006, respectively. The losses for the nine months ended September 30, 2006 include (i) a $22.2 million write-off of deferred financing costs and creditor fees in connection with the May and July 2006 refinancings of the UPC Broadband Holding Bank Facility, (ii) a $7.6 million loss associated with the first quarter 2006 redemption of Cablecom Luxembourg’s floating rate Senior Notes, (iii) a $4.6 million loss recognized by VTR in connection with the September 2006 refinancing of its bank debt and (iv) a $3.3 million loss recognized by J:COM in connection with its refinancing activities. The gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes and the loss on the first quarter 2006 redemption of the Cablecom Luxembourg Floating Rate Senior Notes each represent the difference between the redemption and carrying amounts at the respective dates of redemption. During the fourth quarter of 2007, Telenet will recognize significant debt extinguishment losses in connection with the redemption of the Telenet Senior Discount Notes and the Telenet Senior Notes, and the repayment of the 2006 Telenet Credit Facility. These losses will include the excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and Telenet Senior Notes, and the

write-off of applicable unamortized deferred financing fees. See note 8 to our condensed consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on disposition of assets, net, of $552.8 million and $553.1 million during the three and nine months ended September 30, 2007, respectively, and $52.7 million and $100.3 million during the three and nine months ended September 30, 2006, respectively. The gains during the 2007 periods primarily are related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a €45.2 million ($62.2 million at the transaction date) gain in connection with the July 2007 sale of Melita. See note 5 to our condensed consolidated financial statements. The gains during the 2006 periods primarily are related to a $35.8 million gain on the August 2006 sale of our investment in Primacom AG, a $16.9 million gain on the August 2006 sale of our cost investment in a DTH satellite provider that operates in Brazil and a $45.3 million gain on the February 2006 sale of our cost investment in a DTH satellite provider that operates in Mexico.

Income tax benefit (expense)

We recognized income tax expense of $178.4 million and an income tax benefit of $22.5 million during the three months ended September 30, 2007 and 2006, respectively.

The income tax expense for the three months ended September 30, 2007 differs from the expected income tax expense of $94.6 million (based on the U.S. federal 35% income tax rate) due primarily to tax expenses recognized in connection with (i) a difference in the reporting treatment between financial and tax accounting of a litigation provision, (ii) certain permanent differences between financial and tax accounting in the treatment of gains, losses and other items related to investments in subsidiaries and intercompany loans, and (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate. The aforementioned expenses were partially offset by the recognition of previously unrecognized tax benefits that met the FIN 48 recognition criteria during the period.

The income tax expense for the three months ended September 30, 2006 differs from the expected income tax benefit of $58.4 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes, (ii) a net increase in our valuation allowance established against currently arising deferred tax assets in certain tax jurisdictions that is largely offset by the release of valuation allowances in other jurisdictions, and (iii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, investments in subsidiaries, and other items that resulted in nondeductible expenses or tax-exempt income in the tax jurisdiction.

We recognized income tax expense of $123.8 million and $76.4 million during the nine months ended September 30, 2007 and 2006, respectively.

The income tax expense for the nine months ended September 30, 2007 differs from the expected income tax expense of $53.8 million (based on the U.S. federal 35% income tax rate) due primarily to the tax benefits recognized in connection with net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including a tax benefit of €64 million ($86.3 million at the average rate for the period) that we recognized during the second quarter of 2007 in connection with the release of valuation allowances by Telenet. The full amount of this tax benefit, which represents the portion of Telenet’s tax benefit that we did not allocate to goodwill, was allocated to the minority interest owners of Telenet. We also recognized previously unrecognized tax benefits that met the FIN 48 recognition criteria during the period. The positive impacts of these tax benefits were more than offset by tax expenses recognized in connection with (i) certain permanent differences between the financial and tax accounting treatment of gains, losses and other items associated with investments in subsidiaries and intercompany loans, (ii) a difference between financial and tax accounting treatment of a litigation provision, (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, and (iv) the increase of valuation allowances in jurisdictions where we operate.

The income tax expense for the nine months ended September 30, 2006 differs from the expected income tax benefit of $48.1 million (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans, and investments in subsidiaries not recognized for financial reporting purposes, (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions, and (iii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, J:COM, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2007. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2007 are set forth in the following table. With the exception of LGI and UPC Holding, which are reported on a stand alone basis, the amounts reported below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI	$11.6
Non-operating subsidiaries	832.4
UPC Broadband Division:
UPC Holding	1.0
UPC Broadband Holding (excluding VTR)	193.8
J:COM	234.4
Telenet	125.9
VTR	51.2
Chellomedia	28.3
Austar	21.0
Liberty Puerto Rico	11.8
Other operating subsidiaries	6.4

Total cash and cash equivalents	$1,517.8

LGI and its Non-operating Subsidiaries

The $11.6 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $832.4 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at September 30, 2007. Our remaining cash and cash equivalents of $673.8 million at September 30, 2007 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries, (ii) interest and dividend income received on our cash and cash equivalents and investments and (iii) proceeds received upon the exercise of stock options. LGI also has access to borrowings pursuant to the LGI Credit Facility. At September 30, 2007, the LGI Credit Facility was fully drawn. As a result of the August 2, 2007 redemption of the ABC Family preferred stock, we will no longer receive dividends on this preferred stock. However, we expect the loss of these dividends to be partially offset by the net dividends on Sumitomo common stock that we will retain after we settle with the counterparty to the Sumitomo Collar. As discussed in note 6 to our condensed consolidated financial statements, the terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries and (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries. In this regard, we have received significant cash from our subsidiaries in the form of loans and loan repayments during the first nine months of 2007. The majority of this cash was used to purchase LGI common stock. In addition, during the first nine months of 2007, LGI borrowed $215.0 million pursuant to the LGI Credit Facility and Liberty Programming Japan, one of LGI’s non-operating subsidiaries, borrowed ¥93.660 billion ($757.6 million at the transaction date) pursuant to the Sumitomo Collar Loan. LGI used the proceeds from these borrowings to repay intercompany loans owed to one of our European subsidiaries. Additionally, (i) one of our non-operating subsidiaries received a AUD 160.1 million ($147.1 million at the transaction date) capital distribution from Austar on November 1, 2007, (ii) LGJ Holdings, another non-operating subsidiary, received proceeds upon the completion of a ¥75.0 billion ($654.8 million at the transaction date) term loan facility on November 5, 2007, and (iii) another non-operating subsidiary is expected to receive a €335.2 million ($477.2 million) capital distribution from Telenet on or about November 19, 2007. For additional information, see notes 8 and 14 to our condensed consolidated financial statements.

The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the LGI Credit Facility, the UGC Convertible Notes and the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with the satisfaction of contingent liabilities, acquisitions, the repurchase of LGI common stock, or other investment opportunities.

Pursuant to our March 8, 2006 stock repurchase program and our January 2007, April 2007 and September 2007 self-tender offers, we repurchased during the nine months ended September 30, 2007 a total of 18,649,608 shares of our LGI Series A common stock at a weighted average price of $36.10 per share and 16,601,290 shares of our LGI Series C common stock at a weighted average price of $36.05 per share, for an aggregate cash purchase price of $1,271.6 million, including direct acquisition costs.

At September 30, 2007, we were authorized under our March 8, 2006 stock repurchase plan to acquire an additional $150.0 million of LGI Series A common and LGI Series C common stock.

Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar, Chellomedia and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2007, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, recapitalizations or other investment opportunities. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

We began consolidating Telenet effective January 1, 2007. As a result, we experienced a significant increase in our consolidated debt and capital lease obligations as a result of the inclusion of Telenet’s debt and capital lease obligations in our condensed consolidated balance sheet. At September 30, 2007, Telenet’s total outstanding indebtedness, including capital lease obligations, was €1,297.3 million ($1,846.7 million). For information concerning Telenet’s debt instruments, see note 8 to our condensed consolidated financial statements.

As further described in note 4 to our condensed consolidated financial statements, we acquired significant additional interests in Telenet during 2007.

On November 1, 2007, Austar distributed AUD 299.9 million ($275.5 million at the transaction date) or AUD 0.2368 ($0.2098) per ordinary share to its shareholders. In addition, Telenet has announced that it will make a capital distribution on or about November 19, 2007 to its shareholders of €6.00 ($8.54) per share or approximately €656.0 million ($933.8 million). For additional information, see notes 8 and 14 to our condensed consolidated financial statements.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our September 30, 2007 consolidated debt to our annualized consolidated operating cash flow was 4.4 for the quarter ended September 30, 2007 and the ratio of our September 30, 2007 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow was 3.9 for the quarter ended September 30, 2007.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 6 to our condensed consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.

At September 30, 2007, our outstanding consolidated debt and capital lease obligations aggregated $16,278.7 billion, including $344.8 million that is classified as current in our condensed consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months.

At September 30, 2007, all but $215.0 million of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For information concerning our debt balances and significant developments with respect to our and our subsidiaries’ debt instruments during 2007, see notes 8 and 14 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

During the nine months ended September 30, 2007, we used net cash provided by our operating activities of $1,756.1 million and $444.9 million of our existing cash and cash equivalent balances (excluding an $82.2 million increase due to changes in foreign exchange rates) to fund net cash used by our investing activities of $2,034.1 million and net cash used by our financing activities of $166.9 million.

Operating Activities

Including the effects of changes in foreign currency exchange rates, net cash flows from operating activities during the nine months ended September 30, 2007 increased $530.7 million from $1,225.4 million during the 2006 period to $1,756.1 million during the 2007 period. This increase primarily is attributable to an increase in revenue during the 2007 period that was only partially offset by (i) increases in cash used by our operating and SG&A expenses, (ii) an increase in cash paid for interest and (iii) an increase in cash used as a result of changes in our working capital accounts.

Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2007 was $2,034.1 million, compared to net cash provided by investing activities of $173.7 million during the same period in 2006. This change, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to (i) the 2006 receipt of $2,548.1 million of proceeds upon the disposition of discontinued operations, net of disposal costs, and (ii) a $400.8 million increase in capital expenditures during the 2007 period, as compared to the 2006 period.

The UPC Broadband Division accounted for $762.9 million and $551.3 million of our consolidated capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. The increase in the capital expenditures of the UPC Broadband Division primarily is due to (i) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain franchise commitments, (ii) increased expenditures for the purchase and installation of customer premise equipment, (iii) increases due to the effects of acquisitions and (iv) other factors such as information technology upgrades and expenditures for general support systems.

J:COM accounted for $262.8 million and $298.3 million of our consolidated capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $118.7 million and $71.9 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $381.5 million and $370.2 million during the nine months ended September 30, 2007 and 2006, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) primarily is due to the net effect of (i) increased expenditures related to the effects of acquisitions, (ii) increased expenditures for the purchase and installation of customer premise equipment and (iii) lower expenditures for new build and upgrade projects to expand services. J:COM management currently expects that J:COM’s 2007 capital expenditures (including amounts financed under capital lease arrangements), as a percentage of J:COM’s revenue, will fall within a range of 25% to 27%.

Our Telenet segment accounted for $173.2 million and $3.7 million of our consolidated capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. This increase primarily is attributable to our consolidation of Telenet effective January 1, 2007. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. Including $19.4 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $192.6 million during the nine months ended September 30, 2007. Telenet’s capital expenditures during the 2007 period primarily relate to (i) expenditures for new build and upgrade projects to expand services, (ii) the purchase and installation of customer premise equipment and (iii) other factors such as expenditures for buildings and general support systems. Telenet’s management currently expects that Telenet’s aggregate full year 2007 capital expenditures will fall within a range of 23% to 25% of Telenet’s 2007 revenue.

The actual amount of our 2007 capital expenditures may vary from the expected amounts for a variety of reasons, including changes in (i) the competitive or regulatory environment, (ii) business plans, (iii) current or expected future operating results and (iv) the availability of capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary from the amounts currently expected.

VTR accounted for $117.6 million and $101.4 million of our consolidated capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. The increase in the capital expenditures of VTR is primarily due to (i) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, and to meet increased traffic and certain regulatory commitments, (ii) increased costs for the purchase and installation of customer premise equipment, and (iii) other factors such as information technology upgrades and expenditures for general support systems.

The timing of cash payments during the nine months ended September 30, 2007, as compared to the corresponding prior year period, also contributed to the increases in the capital expenditures of the UPC Broadband Division, J:COM and VTR.

Financing Activities

Net cash used by financing activities during the nine months ended September 30, 2007 was $166.9 million, compared to $1,344.2 million during the same period in 2006. This decrease, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to (i) a $464.3 million increase in cash received from net borrowings of debt, (ii) a $485.6 million decrease in cash paid to repurchase common stock and (iii) a $113.7 million increase in proceeds received from the issuance of stock by our subsidiaries.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at September 30, 2007, see note 12 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in Japanese yen, euros and, to a lesser degree, other currencies. At September 30, 2007, our European subsidiaries held cash balances of $735.8 million that were denominated in euros and J:COM held cash balances of $234.4 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in equity securities. At September 30, 2007, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was $1,003.8 million.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is to the euro and the Japanese yen, as 38.7% and 25.0% of our U.S. dollar revenue during the three months ended

September 30, 2007 and 38.8% and 24.9% of our U.S. dollar revenue during the nine months ended September 30, 2007, was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2007	2006

Spot rates:
Euro	0.7025	0.7582
Swiss franc	1.1663	1.2198
Japanese yen	114.80	119.08
Chilean peso	511.45	534.25
Hungarian forint	176.12	190.65
Australian dollar	1.1289	1.2686

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Average rates:
Euro	0.7272	0.7848	0.7439	0.8040
Swiss franc	1.1985	1.2376	1.2180	1.2594
Japanese yen	117.73	116.28	119.31	115.89
Chilean peso	519.54	539.13	528.99	530.97
Hungarian forint	183.20	216.05	186.58	213.19
Australian dollar	1.1811	1.3214	1.2187	1.3378

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. At September 30, 2007, our primary exposure to variable-rate debt was through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding and Telenet, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM, the LIBOR-indexed debt of LGI, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

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

Weighted Average Variable Interest Rate — At September 30, 2007, our variable-rate indebtedness (exclusive of the effects of interest rate exchange agreements) aggregated $10.8 billion and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 6.3% (6.8% exclusive of J:COM). Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $53.9 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate exchange contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to largely offset the economic impact of increases in market interest rates over the lifetime of the relevant indebtedness.

Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 6 to our condensed consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at September 30, 2007 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €89.2 million ($127.0 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at September 30, 2007 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €319.2 million ($454.4 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at September 30, 2007 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate exchange contracts by approximately €29.3 million ($41.7 million), (iv) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at September 30, 2007 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €69.8 million ($99.4 million) and (v) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2007 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate exchange contracts and caps by approximately €71.9 million ($102.3 million).

VTR Cross-currency and Interest Rate Exchange Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean Peso relative to the U.S. dollar at September 30, 2007 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 33.5 billion ($65.5 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at September 30, 2007 would have increased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 8.8 billion ($17.2 million) and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2007 would have decreased the aggregate fair value of the VTR cross-currency and interest rate exchange contracts by approximately CLP 9.1 billion ($17.8 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at September 30, 2007 would have decreased the fair value of the UGC Convertible Notes by approximately €48.5 million ($69.0 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at September 30, 2007 would have increased the fair value of the UGC Convertible Notes by approximately €62.0 million ($88.3 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at September 30, 2007 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €1.6 million ($2.3 million) and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at September 30, 2007 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €44.5 million ($63.3 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the aggregate fair value of the Sumitomo collar by approximately ¥10.86 billion ($94.6 million) and (ii) an instantaneous decrease of 10% in the per share market price of Sumitomo’s common stock would have increased the aggregate fair value of the Sumitomo collar by approximately ¥6.26 billion ($54.5 million).

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2007, in making known to them material information on a timely basis relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

On April 26, 2002, Liberty Global Europe received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an initial public offering (IPO), as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, it refused to cooperate with any attempted exercise of the option rights.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the Shareholders Agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions pending such appeal. Liberty Global Europe has determined that it has grounds for appeal and intends to file the appeal with the Dutch Supreme Court in December 2007.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 and the court is expected to render its decision during the fourth quarter of 2007 or the first quarter of 2008.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we have recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision has been recorded notwithstanding the fact that we intend to appeal the Court of Appeals decision to the Dutch Supreme Court and that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2007:

Total number
					of shares		Approximate
					purchased as		dollar value of
					part of publicly		shares that may yet
	Total number of		Average price		announced plans		be purchased under
Period	shares purchased		paid per share (a)		or programs		the plans or programs

July 1, 2007 through July 31, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$	(b)
August 1, 2007 through August 31, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$	(b)
September 1, 2007 through September 30, 2007	Series A:	5,682,000	Series A:	$43.09	Series A:	—
	Series C:	9,510,517	Series C:	$40.09	Series C:	—	$	(b)
Total — July 1, 2007 through September 30, 2007	Series A:	5,682,000	Series A:	$43.09	Series A:	—
	Series C:	9,510,517	Series C:	$40.09	Series C:	—	$	(b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On March 8, 2006, our board of directors approved a stock repurchase program under which we were authorized to acquire $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. Under this program, which may be suspended or discontinued at any time, we acquired shares of our LGI Series A and Series C common stock for aggregate purchase prices including direct acquisition costs of (i) $132.2 million during the second quarter of 2006 and (ii) $42.5 million during the second quarter of 2007. On July 25, 2007, our board of directors increased the then remaining aggregate amount authorized under the March 8, 2006 stock repurchase plan to $150.0 million, all of which was available as of September 30, 2007.

On September 17, 2007, we purchased 5,682,000 shares of our LGI Series A common stock at $43.00 per share and 9,510,517 shares of our LGI Series C common stock at $40.00 per share, for an aggregate purchase price of $624.7 million before acquisition costs, pursuant to two modified Dutch auction self-tender offers. Shares purchased pursuant to the foregoing tender offers are not applied against our March 8, 2006 stock repurchase program.

In addition to the shares listed in the table above, 15,122 shares of LGI Series A common stock and 15,122 shares of LGI Series C common stock were surrendered during the third quarter of 2007 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Security Holders:
4.1	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007 and October 8, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed October 10, 2007 (File No. 000-51360))
10 — Material Contracts:
10.1	Second Amended and Restated Stockholders’ Agreement dated August 14, 2007, among the Registrant, LGJ Holdings LLC, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc. and with respect to Section 7 thereof Liberty Media International Inc. and Liberty Media International Holdings LLC*
10.2	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill*
10.3	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill*
10.4	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: November 8, 2007	/s/ Michael T. Fries

Michael T. Fries President and Chief Executive Officer

Dated: November 8, 2007	/s/ Charles H.R. Bracken

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2007	/s/ Bernard G. Dvorak

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:

3.1
Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2005 (File No. 000-51360) (the Merger 8-K))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

4	Instruments Defining the Rights of Security Holders:

4.1
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007 and October 8, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed October 10, 2007 (File No. 000-51360))

10 — Material Contracts:

10.1
Second Amended and Restated Stockholders’ Agreement dated August 14, 2007, among the Registrant, LGJ Holdings LLC, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc. and with respect to Section 7 thereof Liberty Media International Inc. and Liberty Media International Holdings LLC*

10.2	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill*

10.3	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill*

10.4	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill*

31	Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification*

*	Filed herewith