Form 10-K
period 2007-12-31
Liberty Global, Inc.
filed 2008-02-26
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51360

Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-2197030 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code:
(303) 220-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Series A Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series B Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series C Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
none

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-1 of the Exchange Act.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14.7 billion.

The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 21, 2008 was:

170,687,421 shares of Series A common stock;
7,255,853 shares of Series B common stock; and
165,643,069 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.

2007 ANNUAL REPORT ON FORM 10-K

Page

PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-40
Item 1B.	Unresolved Staff Comments	I-47
Item 2.	Properties	I-48
Item 3.	Legal Proceedings	I-48
Item 4.	Submission of Matters to a Vote of Security Holders	I-49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-46
Item 8.	Financial Statements and Supplementary Data	II-49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-49
Item 9A.	Controls and Procedures	II-50
Item 9B.	Other Information	II-50

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accountant Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1
Form of Restricted Share Units Agreement
Form of Aircraft Time Sharing Agreement
VTR Global Com S.A 2006 Phantom SAR Plan
Form of Grant Agreement
Assignment and Assumption Agreement
Preemptive Rights Agreement
Right of First Offer Agreement
Right of First Offer Agreement
List of Subsidiaries
Consent of KPMG LLP
Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Consent of KPMP AZSA & Co.
Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer (Prinicipal Financial Officer)
Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)
Section 1350 Certification

PART I

Item 1.	BUSINESS

General Development of Business

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband Internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2007, in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary, UPC Holding BV (UPC Holding), we provide video, voice and broadband Internet services in 10 European countries and in Chile. UPC Holding’s European broadband communications operations are collectively referred to as the UPC Broadband Division. Through our 51.1% indirect controlling ownership interest in Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our indirect 37.9% controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our indirect 53.4% owned subsidiary Austar United Communications Limited (Austar), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital products and services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to our broadband communications operations, primarily in Europe.

LGI was formed on January 13, 2005, for the purpose of effecting the combination of LGI International, Inc., formerly known as Liberty Media International, Inc. (LGI International), and UnitedGlobalCom, Inc. (UGC). LGI International is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media), including a majority interest in UGC, an international broadband communications provider. On June 15, 2005, we completed certain mergers whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly owned subsidiaries of LGI (the LGI Combination). In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless indicated otherwise, convenience translations into U.S. dollars are calculated as of December 31, 2007, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2007.

Recent Developments

Acquisitions

Telenet.  At the end of 2006, Chellomedia indirectly owned 28.8% of the then outstanding ordinary shares of Telenet, including shares held through its then majority owned subsidiary Belgian Cable Investors. These shares represented a majority ownership interest in the Telenet shares owned by a syndicate (the Telenet Syndicate) that controls Telenet by virtue of its collective ownership of a majority of the outstanding Telenet shares. Subject to our obtaining competition approval from the European Commission (EU Commission), our majority ownership interest in the Telenet Syndicate shares gave us certain governance rights under the agreement among the Telenet Syndicate shareholders (the Syndicate Agreement) that provided us with the ability to exercise voting control over Telenet.

Competition approval was obtained on February 26, 2007, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. Pursuant to the rights provided us under the Syndicate Agreement, on May 31, 2007, we nominated seven additional members to the Telenet Board, bringing our total number of representatives to nine of the 17 total members.

During 2007, we acquired an aggregate of 26,769,047 additional Telenet ordinary shares through transactions with third parties, the conversion of warrants and the exercise of options to acquire Telenet shares from certain of the Telenet Syndicate shareholders. We also purchased from a third party the remaining 10.5% interest in Belgian Cable

Investors that we did not already own. For these acquisitions, we paid aggregate cash consideration, before direct acquisitions costs, of $930.8 million and exercised options and converted warrants with an aggregate fair value of $65.2 million. See note 4 to our consolidated financial statements.

After giving effect to these transactions, as well as the issuance of shares by Telenet to third parties upon conversion of their warrants, we indirectly own 55,861,521 shares or 51.1% of Telenet’s outstanding ordinary shares. Only one third-party shareholder remains within the Telenet Syndicate and our governance rights under the Syndicate Agreement and the Telenet Articles of Association allow the Telenet directors nominated by us to control all Telenet Board decisions, other than certain minority-protective decisions that must receive the affirmative vote of specified directors in order to be effective. These decisions include selling certain cable assets or terminating cable service.

JTV Thematics.  On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our Japanese programming joint venture with Sumitomo Corporation (Sumitomo), was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of JTV Thematics consists of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platform systems in Japan. Following the spin-off of JTV Thematics, Jupiter TV was renamed SC Media & Commerce Inc. (SC Media). SC Media’s business primarily focuses on the operation of Jupiter Shop Channel Co., Ltd., through which a wide variety of consumer products and accessories are marketed and sold. We exchanged our interest in SC Media for shares of Sumitomo common stock on July 3, 2007. See “— Dispositions” below.

On September 1, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM, with Liberty Global Japan II, LLC, our wholly owned indirect subsidiary, and Sumitomo receiving 253,675 and 253,676 J:COM shares, respectively. Sumitomo owns a minority interest in LGI/Sumisho Super Media LLC (Super Media), our indirect majority owned subsidiary that owns a controlling interest in J:COM. The J:COM shares issued in the merger of JTV Thematics into J:COM are to be voted by us and Sumitomo in the same way that Super Media votes its shares of J:COM and are subject to restrictions on transfer. See “Operations — Asia/Pacific — Jupiter Telecommunications Co., Ltd.” below, and notes 4 and 5 to our consolidated financial statements.

Telesystems Tirol.  On October 2, 2007, our operating subsidiary in Austria acquired Telesystems Tirol GmbH & Co KG, a broadband communications operator in Austria, for cash consideration of €84.3 million ($119.3 million at the transaction date), including working capital adjustments and direct acquisition costs.

For additional information on the foregoing acquisitions, see note 4 to our consolidated financial statements. In addition, during 2007, we completed various other smaller acquisitions in the normal course of business.

Dispositions

SC Media.  On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). During the second quarter of 2007, we executed a zero cost collar transaction with respect to the Sumitomo shares. See note 8 to our consolidated financial statements.

Melita Cable Plc (Melita).  On July 26, 2007, an indirect wholly owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the transaction date).

Redemption of ABC Family Preferred Stock.  Prior to August 2, 2007, we owned a 99.9% beneficial interest in the 9% Series A preferred stock of ABC Family Worldwide, Inc. (ABC Family). Our ABC Family preferred stock was pledged as security for $345.0 million principal amount of the outstanding borrowings of one of our subsidiaries. On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings.

For additional information on the foregoing dispositions, see note 5 to our consolidated financial statements. In addition, during 2007, we completed other smaller dispositions in the normal course of business.

Financings

LGI Revolving Credit Facility.  In June 2007, LGI entered into a $215.0 million unsecured senior revolving facility agreement (the LGI Credit Facility). The LGI Credit Facility is available to be used to fund the general corporate and working capital requirements of LGI and its subsidiaries. The final maturity date of June 25, 2009 may be extended, at LGI’s option, to June 25, 2010. Amounts that are repaid by LGI under the LGI Credit Facility may be re-borrowed. At December 31, 2007, the full amount of the LGI Credit Facility was available to be drawn.

UPC Broadband Holding Bank Facility Refinancing Transactions.  In April and May 2007, UPC Holding’s subsidiaries, UPC Financing Partnership and UPC Broadband Holding BV (UPC Broadband Holding), as the Borrowers, entered into six additional facility accession agreements (collectively, the 2007 Accession Agreements) pursuant to UPC Broadband Holding’s senior secured credit agreement (as amended and restated, the UPC Broadband Holding Bank Facility). The 2007 Accession Agreements each provided for an additional term loan under new Facilities M and N of the UPC Broadband Holding Bank Facility. In connection with the 2007 Accession Agreements, we transferred our 100% ownership interest in Cablecom Holdings GmbH (Cablecom), a broadband communications operator in Switzerland, and our 80% ownership interest in VTR GlobalCom, S.A. (VTR), a broadband communications operator in Chile, to members of the Borrower Group (as defined in the UPC Broadband Holding Bank Facility).

At December 31, 2007, the amounts outstanding under Facilities M and N aggregated €3,640.0 million ($5,308.2 million) and $1,900.0 million, respectively. The amounts borrowed under the 2007 Accession Agreements (together with available cash) were used as follows: (i) to refinance outstanding borrowings under the UPC Broadband Holding Bank Facility; (ii) to refinance certain outstanding indebtedness of affiliates of Cablecom; (iii) to fund the cash collateral account securing the senior secured credit facility for VTR; and (iv) for general corporate and working capital purposes. Amounts outstanding under each of Facilities M and N mature on the earlier of (i) December 31, 2014 and (ii) the date (the Relevant Date) falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to such Relevant Date. Any voluntary prepayment of all or part of the principal amount of Facility M (other than Tranche 4) or Facility N made on or before May 16, 2008, will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest. Any voluntary prepayment of all or part of the principal amount of Tranche 4 made within 12 months of the date of the last drawing under this Tranche will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

UPC Holding Facility.  In June 2007, UPC Holding entered into a €250.0 million ($364.6 million) secured term loan facility (the UPC Holding Facility). The UPC Holding Facility was fully drawn on June 19, 2007. UPC Holding may, at its option, on or before May 31, 2008, require each lender under the UPC Holding Facility to become an additional facility lender under the UPC Broadband Holding Bank Facility and the outstanding commitments of the lenders under the UPC Holding Facility will be rolled over into Facility M under the UPC Broadband Holding Bank Facility (the Conversion). The terms and conditions of the UPC Holding Facility are similar to the terms of the indenture for UPC Holding’s existing Senior Notes due 2014; however, in the event UPC Holding elects to effect the Conversion, the UPC Holding Facility will be part of Facility M and will be subject to the terms and conditions of the UPC Broadband Holding Bank Facility. The final maturity date of the UPC Holding Facility is December 31, 2014, unless the Conversion does not occur, in which case, it will be May 31, 2008. Any voluntary prepayment of all or part of the principal amount of the UPC Holding Facility made on or prior to May 16, 2008, will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

Redemption of Cablecom Luxembourg Old Fixed Rate Notes.  On April 16, 2007, Cablecom’s subsidiary, Cablecom Luxembourg S.C.A. (Cablecom Luxembourg), redeemed in full its 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes) at a redemption price of 109.375% of the principal amount plus accrued interest through the redemption date. The total amount of the redemption of €330.7 million ($448.1 million at the transaction date) was funded by the Cablecom Luxembourg Defeasance Account, an escrow account created in October 2006 for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes in connection with the covenant defeasance of such Notes.

Assumption of Cablecom Luxembourg Senior Notes by UPC Holding.  On April 17, 2007, Cablecom Luxembourg’s €300.0 million ($437.5 million) 8.0% Senior Notes due 2016 became a direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

Telenet Refinancing and Capital Distribution.  On August 1, 2007 (the Signing Date), Telenet BidCo NV, an indirect subsidiary of Telenet, executed a new senior secured credit facility agreement, as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007 and October 8, 2007 (the 2007 Telenet Credit Facility). The 2007 Telenet Credit Facility provides for (i) a €530.0 million ($772.9 million) Term Loan A Facility (the Telenet TLA Facility) maturing five years from the Signing Date, (ii) a €307.5 million ($448.4 million) Term Loan B1 Facility (the Telenet TLB1 Facility) maturing 78 months from the Signing Date, (iii) a €225.0 million ($328.1 million) Term Loan B2 Facility (the Telenet TLB2 Facility) maturing 78 months from the Signing Date, (iv) a €1,062.5 million ($1,549.5 million) Term Loan C Facility (the Telenet TLC Facility) maturing eight years from the Signing Date, and (v) a €175.0 million ($255.2 million) Revolving Facility (the Telenet Revolving Facility) maturing seven years from the Signing Date.

On October 10, 2007, the Telenet TLA Facility, the Telenet TLB1 Facility and the Telenet TLC Facility were drawn in full. The proceeds of the Telenet TLA Facility, the Telenet TLB1 Facility and the first €462.5 million ($654.8 million at the transaction date) drawn under the Telenet TLC Facility have been used primarily to (i) redeem in full Telenet’s Senior Discount Notes and the 9% Senior Notes issued by one of its subsidiaries, and (ii) repay in full the outstanding borrowings under the senior credit facility of certain of its subsidiaries.

On November 19, 2007, Telenet commenced the distribution of €655.9 million ($961.6 million at the transaction date) to its shareholders. This capital distribution was funded with available borrowings under the 2007 Telenet Credit Facility. Our share of this capital distribution was €335.2 million ($491.4 million at the transaction date).

The Telenet TLB2 Facility, which was undrawn at December 31, 2007, is available to be drawn up to and including July 31, 2008. The Telenet Revolving Facility is available to be drawn through June 2014. Borrowings under these Facilities may be used for general corporate purposes (including permitted acquisitions).

The Telenet TLA Facility and the Telenet TLC Facility are payable in full at maturity. The Telenet TLB1 Facility and the Telenet TLB2 Facility are payable in three equal installments, the first installment on the date falling 66 months after the Signing Date, the second installment on the date falling 72 months after the Signing Date and the final installment payable at maturity. Advances under the Telenet Revolving Facility are permitted to be paid at the end of the applicable interest period and in full at maturity.

Refinancing of Austar Bank Facility.  On August 28, 2007, a subsidiary of Austar refinanced, amended and restated its existing bank facility to, among other things, provide for increased borrowing capacity. The amended and restated senior secured bank facility (the 2007 Austar Bank Facility) provides for (i) a term loan for AUD 225.0 million ($197.3 million), which matures in August 2011, (ii) a term loan for AUD 500.0 million ($438.4 million), which matures in August 2013, and (iii) a revolving facility for AUD 100.0 million ($87.7 million), which matures in August 2012. The 2007 Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($21.9 million) working capital facility that matures in August 2012. The 2007 Austar Bank Facility is guaranteed by Austar and certain of its subsidiaries. Borrowings under the 2007 Austar Bank Facility were advanced to Austar to fund (i) the October 31, 2007 redemption of Austar’s subordinated transferable adjustable redeemable securities, and (ii) Austar’s November 1, 2007 capital distribution to its shareholders, of which our share was AUD 160.1 million ($146.7 million at the transaction date). Borrowings under the 2007 Austar Bank Facility may also be used to fund Austar’s capital expenditures or for general corporate purposes. At December 31, 2007, AUD 75.1 million ($65.8 million) of the 2007 Austar Bank Facility was available to be drawn.

LGJ Holdings Credit Facility.  On October 31, 2007, LGJ Holdings LLC, our wholly owned indirect subsidiary, entered into a senior secured credit facility agreement with a syndicate of banks (the LGJ Holdings Credit Facility). The LGJ Holdings Credit Facility provides for an initial term loan of ¥75.0 billion ($655.0 million at the transaction date), which was fully drawn on November 5, 2007 (the Closing Date). The proceeds were used to make a distribution to the sole member of LGJ Holdings LLC and to pay fees, costs and expenses incurred in connection with the term loan. This term loan is to be repaid in two installments: (i) 2.5% of the outstanding principal amount four and one-half years from the Closing Date and (ii) 97.5% of the outstanding principal amount five years from the Closing Date. The LGJ Holdings Credit Facility is guaranteed by our subsidiaries that are members of Super Media (J:COM Holdcos). In addition, the LGJ Holdings Credit Facility is secured by pledges over shares of the J:COM Holdcos and the membership interests in LGJ Holdings LLC. In connection with the LGJ Holdings Credit Facility, we entered into a limited recourse guarantee, which guarantees the payment of interest, certain costs and expenses and, under certain limited circumstances, the payment of principal and other obligations under the LGJ Holdings Credit Facility.

For a further description of the terms of the above financings and certain other transactions affecting our consolidated debt in 2007, see note 10 to our consolidated financial statements.

Stock Repurchases

Pursuant to our stock repurchase programs and our January 2007, April 2007 and September 2007 self-tender offers, during the year ended December 31, 2007, we repurchased a total of 24,119,005 shares of LGI Series A common stock at a weighted average price of $36.66 per share and 26,843,180 shares of LGI Series C common stock at a weighted average price of $36.39 per share, for an aggregate cash purchase price of $1,861.0 million, including direct acquisition costs. As of December 31, 2007, we were authorized under the November 2007 stock repurchase program to acquire an additional $60.6 million of LGI Series A and Series C common stock, which was fully utilized in January 2008.

On January 7, 2008, we announced the authorization of a new stock repurchase program under which we may acquire an additional $500.0 million of our LGI Series A and LGI Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. At February 21, 2008, the remaining amount authorized under this program was $170.7 million.

* * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband Internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband Internet services and our average revenue per household;

•	the outcome of any pending or threatened litigation;

•	Telenet’s ability to favorably resolve negotiations and litigation with four associations of municipalities in Belgium, which we refer to as the pure intercommunales (the PICs), with respect to the broadband network owned by the PICs;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk.

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

Narrative Description of Business

Overview

Broadband Distribution

We offer a variety of broadband services over our cable television systems, including video, broadband Internet and telephony. Available service offerings depend on the bandwidth capacity of our systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through DTH or through multi-channel multipoint (microwave) distribution systems (MMDS). Our analog cable service offerings include basic programming and expanded basic programming in some markets. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic programming, premium services and pay-per-view programming, including high definition (HD), near-video-on-demand (NVoD), and video-on-demand (VoD), in some markets. We offer broadband Internet services in all of our markets. Our residential subscribers can access the Internet, generally via cable modems connected to their personal computers, at faster speeds than that of conventional dial-up modems. We determine pricing for each different tier of Internet service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary, Japan and the Netherlands, we provide circuit switched telephony services and voice-over-Internet-protocol (VoIP) telephony services. Telephony services in the remaining countries are provided using VoIP technology. In select markets, including Australia, we also offer mobile telephony services using third party networks.

We operate our broadband distribution businesses in Europe through the UPC Broadband Division of Liberty Global Europe, NV. (Liberty Global Europe) and Liberty Global Europe’s indirect subsidiary, Telenet; in Japan through J:COM, a subsidiary of Super Media; and in the Americas through VTR and Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico); and our satellite distribution business in Australia through Austar. Each of Liberty Global Europe, Super Media, VTR, Liberty Puerto Rico and Austar is a consolidated subsidiary. Except as otherwise noted, we refer to Liberty Puerto Rico and the countries of South America collectively as the Americas.

The following table presents certain operating data, as of December 31, 2007, with respect to the broadband communications and DTH systems of our subsidiaries in Europe, Japan, The Americas and Australia. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
December 31, 2007

		Two-way			Video					Internet		Telephone
	Homes	Homes	Customer	Total	Analog Cable	Digital Cable	DTH	MMDS	Total	Homes		Homes
	Passed(1)	Passed (2)	Relationships (3)	RGUs (4)	Subscribers (5)	Subscribers (6)	Subscribers (7)	Subscribers (8)	Video	Serviceable (9)	Subscribers (10)	Serviceable (11)	Subscribers (12)

UPC Broadband Division:
The Netherlands	2,705,200	2,602,100	2,155,400	3,281,500	1,601,800	550,300	—	—	2,152,100	2,602,100	640,300	2,534,000	489,100
Switzerland (13)	1,850,800	1,309,800	1,552,500	2,294,500	1,298,400	252,700	—	—	1,551,100	1,499,800	454,900	1,497,800	288,500
Austria	1,076,000	1,076,000	759,400	1,185,900	490,600	59,600	—	—	550,200	1,076,000	441,700	1,076,000	194,000
Ireland	856,000	408,200	592,300	675,900	253,700	226,100	—	105,200	585,000	408,200	80,500	231,000	10,400

Total Western Europe	6,488,000	5,396,100	5,059,600	7,437,800	3,644,500	1,088,700	—	105,200	4,838,400	5,586,100	1,617,400	5,338,800	982,000

Hungary	1,166,600	1,117,100	988,400	1,343,100	706,000	—	168,000	—	874,000	1,117,100	281,400	1,119,700	187,700
Romania	2,056,200	1,561,300	1,337,500	1,615,700	1,185,100	37,400	115,000	—	1,337,500	1,436,000	181,800	1,374,200	96,400
Poland	1,966,800	1,564,400	1,064,700	1,421,300	1,011,300	—	—	—	1,011,300	1,564,400	297,300	1,516,700	112,700
Czech Republic	1,270,100	1,065,900	775,500	1,031,700	445,800	124,200	129,400	—	699,400	1,065,900	249,000	1,063,000	83,300
Slovak Republic	463,100	331,400	305,400	352,100	261,600	3,200	26,900	7,900	299,600	303,300	42,600	168,500	9,900
Slovenia	196,900	141,300	154,800	209,800	150,100	1,100	—	3,600	154,800	141,300	45,000	141,300	10,000

Total Central and Eastern Europe	7,119,700	5,781,400	4,626,300	5,973,700	3,759,900	165,900	439,300	11,500	4,376,600	5,628,000	1,097,100	5,383,400	500,000

Total UPC Broadband Division	13,607,700	11,177,500	9,685,900	13,411,500	7,404,400	1,254,600	439,300	116,700	9,215,000	11,214,100	2,714,500	10,722,200	1,482,000

Telenet (Belgium) (14)	1,920,000	1,920,000	2,043,800	3,152,300	1,340,700	390,800	—	—	1,731,500	2,743,800	872,900	2,743,800	547,900

J:COM (Japan)	9,438,200	9,438,200	2,659,100	4,712,200	717,800	1,470,200	—	—	2,188,000	9,438,200	1,211,600	9,415,300	1,312,600

The Americas:
VTR (Chile)	2,441,200	1,652,400	992,800	1,926,800	669,300	183,300	—	—	852,600	1,652,400	520,300	1,625,400	553,900
Puerto Rico	340,800	340,800	114,500	162,800	—	85,200	—	—	85,200	340,800	58,000	340,800	19,600

Total The Americas	2,782,000	1,993,200	1,107,300	2,089,600	669,300	268,500	—	—	937,800	1,993,200	578,300	1,966,200	573,500

Austar (Australia)	2,462,200	—	669,100	669,100	—	9,300	659,500	—	668,800	30,400	300	—	—

Grand Total	30,210,100	24,528,900	16,165,200	24,034,700	10,132,200	3,393,400	1,098,800	116,700	14,741,100	25,419,700	5,377,600	24,847,500	3,916,000

(1)	Homes Passed are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve as Homes Passed. With respect to MMDS, one Home Passed is equal to one MMDS subscriber. Due to the fact that we do not own the partner networks (defined below) used by Cablecom in Switzerland (see note 13) and Telenet in Belgium (see note 14), or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Cablecom’s and Telenet’s partner networks or for Austria GmbH’s unbundled loop and shared access network.

(2)	Two-way Homes Passed are Homes Passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and Internet services and, in some cases, telephone services. Due to the fact that we do not own the partner networks used by Cablecom in Switzerland and Telenet in Belgium or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Cablecom’s and Telenet’s partner networks or for Austria GmbH’s unbundled loop and shared access network.

(3)	Customer Relationships are the number of customers who receive at least one level of service without regard to which service(s) they subscribe. To the extent that Revenue Generating Units include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. We exclude mobile customers from Customer Relationships.

(4)	Revenue Generating Unit (RGU) is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephone Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephone service and broadband Internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephone Subscribers. In some cases, non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers choose to disconnect after their free service period.

(5)	Analog Cable Subscriber is comprised of analog cable customers that are counted on a per connection or EBU basis. In Europe, we have approximately 652,600 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels. Telenet’s Analog Cable Subscribers at December 31, 2007, include 23,800 subscribers who receive Telenet’s premium video service on a stand alone basis over the Telenet partner network. Each such premium video subscriber is assumed to represent one customer relationship.

(6)	Digital Cable Subscriber is a customer with one or more digital converter boxes that receives our digital cable service. We count a subscriber with one or more digital converter boxes that receives our digital cable service as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. Individuals who receive digital cable service through a purchased digital set-top box but do not pay a monthly digital service fee are only counted as Digital Cable Subscribers to the extent we can verify that such individuals are subscribing to analog cable service. We include this group of subscribers in Telenet’s Digital Cable Subscribers, but exclude them from Cablecom’s Digital Cable Subscribers. Subscribers to digital cable services provided by Cablecom over partner networks receive analog cable services from the partner networks as opposed to Cablecom. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers.

(7)	DTH Subscriber is a home or commercial unit that receives our video programming broadcast directly to the home via a geosynchronous satellite.

(8)	MMDS Subscriber is a home or commercial unit that receives our video programming via a multi-channel multipoint (microwave) distribution system.

(9)	Internet Homes Serviceable are homes that can be connected to our broadband networks, or a partner network with which we have a service agreement, where customers can request and receive broadband Internet services. With respect to Austria GmbH, we do not report as Internet Homes Serviceable those homes served either over an unbundled loop or over a shared access network because they are not serviced over our networks.

(10)	Internet Subscriber is a home or commercial unit or EBU with one or more cable modem connections to our broadband networks, or that we service through a partner network, where a customer has requested and is receiving broadband Internet services. Our Internet Subscribers in Austria include residential digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services via resale arrangements or from dial-up connections.

(11)	Telephone Homes Serviceable are homes that can be connected to our networks, or a partner network with which we have a service agreement, where customers can request and receive voice services. With respect to Austria GmbH, we do not report as Telephone Homes Serviceable those homes served over an unbundled loop rather than our network.

(12)	Telephone Subscriber is a home or commercial unit or EBU connected to our networks, or that we service through a partner network, where a customer has requested and is receiving voice services. Telephone Subscribers as of December 31, 2007, exclude an aggregate of 150,800 mobile telephone subscribers in the Netherlands, Australia and Belgium. Also, our Telephone Subscribers do not include customers that receive services via resale arrangements. Our Telephone Subscribers in Austria include residential subscribers served by Austria GmbH through an unbundled loop.

(13)	Pursuant to service agreements, Cablecom offers digital cable, broadband Internet and telephony services over networks owned by third party cable operators (partner networks). A partner network RGU is only recognized if Cablecom has a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by Cablecom’s service agreements. Internet and Telephone Homes Serviceable and Customer Relationships with respect to partner networks have been estimated by Cablecom. These estimates may change in future periods as more accurate information becomes available. Cablecom’s partner network information generally is presented one quarter in arrears such that information included in our December 31, 2007 subscriber table is based on September 30, 2007 data. In our December 31, 2007 subscriber table, Cablecom’s partner networks account for 54,800 Customer Relationships, 102,300 RGUs, 31,400 Digital Cable Subscribers, 190,000 Internet Homes Serviceable, 188,000 Telephone Homes Serviceable, 37,400 Internet Subscribers, and 33,500 Telephone Subscribers. In addition, partner networks account for 373,800 digital cable homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2007 subscriber table.

(14)	Pursuant to certain agreements, Telenet offers premium video, broadband Internet and telephony services over a Telenet partner network. A partner network RGU is only recognized if Telenet has a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by the Telenet partner network. In our December 31, 2007 subscriber table, Telenet’s partner network accounts for 465,800 RGUs, 823,800 Internet Homes Serviceable and Telephone Homes Serviceable, 23,800 premium video subscribers (included in our Analog Cable Subscribers), 267,200 Internet Subscribers and 174,800 Telephone Subscribers. In addition, Telenet’s partner network accounts for 823,800 Homes Passed and Two-way Homes Passed that are not included in our December 31, 2007 subscriber table.

Additional General Notes to Tables:

With respect to Chile, Japan and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, broadband Internet or telephony services are counted on an EBU basis. With respect to commercial establishments, such as bars, hotels and hospitals, to which we provide video and other services primarily for the patrons of such establishments, the subscriber count is generally calculated on an EBU basis by our subsidiaries (with the exception of Telenet, which counts commercial establishments on a per connection basis). EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. On a business-to-business basis, certain of our subsidiaries provide data, telephony and other services to businesses, primarily in the Netherlands, Switzerland, Austria, Ireland, Belgium and Romania. We generally do not count customers of these services as subscribers, customers or RGUs.

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

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenue from per subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or third party contractors. We operate our programming businesses in Europe principally through our subsidiary Chellomedia; in Japan principally through our subsidiary J:COM; and in the Americas principally through our subsidiary Pramer S.C.A. We also own joint venture interests in MGM Networks Latin America, LLC, a programming business that serves the Americas, and in XYZ Networks Pty Ltd. (XYZ Networks), a programming business in Australia.

Operations

Europe — Liberty Global Europe

Our European operations are conducted through our wholly owned subsidiary, Liberty Global Europe, which provides video, voice and broadband Internet services in 11 countries in Europe. Liberty Global Europe’s operations are currently organized into the UPC Broadband Division, Telenet and the Chellomedia Division. Through the UPC Broadband Division and Telenet, Liberty Global Europe provides video, broadband Internet, telephony and mobile services over its networks and operates the largest cable network in each of Austria, Belgium, Czech Republic, Hungary, Ireland, Poland, Slovak Republic, Slovenia and Switzerland, in each case in terms of number of video subscribers. For information concerning the Chellomedia Division, see “Chellomedia and Other” below.

Provided below is country-specific information with respect to the broadband communications services of our UPC Broadband Division and Telenet.

The Netherlands

The subscribers in the UPC Broadband Division’s operations in the Netherlands, which we refer to as UPC Netherlands, are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Its cable networks are 96% upgraded to two-way capability, and almost all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. For its analog cable customers, UPC Netherlands offers 25 to 40 video channels, depending on a customer’s location, and 40 radio channels.

In October 2005, UPC Netherlands initiated a program to migrate over time its analog cable customers to digital cable service by offering analog cable customers a digital interactive television box. Then, for a promotional period (currently three months) following acceptance of the box, UPC Netherlands provides the customer the digital entry level service at no incremental charge over the standard analog rate. In the second half of 2006, UPC Netherlands began a more targeted approach to distributing the digital interactive box to subscribers. Due in part to this more targeted approach, the pace of the migration program has been more gradual than when it was initially implemented. Ninety-two percent of UPC Netherlands’ homes passed are capable of receiving digital cable service.

The digital entry level service currently includes over 50 video channels and over 70 radio channels, an electronic program guide, interactive services and the functionality for VoD service. For an additional incremental monthly charge, the digital subscriber may upgrade to a digital basic tier subscription which includes all the channels and features of the digital entry level service, plus an extra channel package of approximately 40 general entertainment, sports, movies, music and ethnic channels. Digital cable customers may also subscribe to premium channels, such as Film 1 and Sport 1 NL, alone or in combination, for additional monthly charges. The VoD service includes both subscription-based VoD and transaction-based VoD. UPC Netherlands made these true VoD services available to its digital cable customers starting in April 2007. By September 2007, all digital cable customers were able to access VoD services. A customer also has the option for an incremental monthly charge to upgrade the digital box to one with digital video recorder (DVR) functionality, which was first made available to digital cable customers in November 2006. UPC Netherlands also started making HD boxes available to digital cable customers in the second quarter of 2007.

UPC Netherlands offers five tiers of broadband Internet service with download speeds ranging from 384 Kbps to 20 Mbps and, starting in February 2008, 24 Mbps. Multi-feature telephony services are also available from UPC Netherlands to 94% of its homes passed. UPC Netherlands offers both traditional switched circuit telephony and VoIP. Of UPC Netherlands’ total customers (excluding mobile customers), 11% subscribe to two services (double-play customers) and 21% subscribe to three services (triple-play customers) offered by UPC Netherlands (video, broadband Internet and telephony).

UPC Netherlands offers a self-install option for its digital cable services, its broadband Internet services and its telephony services, allowing subscribers to install the technology themselves and save money on the installation fee. Almost all of its new digital, broadband Internet and telephony subscribers have chosen to self-install their new service.

UPC Netherlands offers mobile service to all consumers in the Netherlands. The product is a pre-paid mobile offering. UPC Netherlands is operating as a mobile virtual network operator reselling leased network capacity.

In addition, through Priority Telecom Netherlands BV, UPC Netherlands offers a range of voice, broadband Internet, private data networks and customized network services to business customers primarily in its core metropolitan networks.

Switzerland

The UPC Broadband Division’s operations in Switzerland are operated by Cablecom. Cablecom’s cable networks are 71% upgraded to two-way capability and 75% of its cable homes passed are served by a network with a bandwidth of at least 650 MHz.

For 64% of its analog cable subscribers, Cablecom maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises. Ninety-four percent of Cablecom’s homes passed are capable of receiving digital cable service. Cablecom offers its digital cable subscribers a digital entry package consisting of 90 video channels and 40 radio channels and a range of additional pay television programming in a variety of foreign language program packages. The third television product is NVoD services, which is available to all of Cablecom’s digital cable customers. In 2006, Cablecom introduced DVR functionality, enabling users to create a personalized television experience. Cablecom’s digital cable service is sold directly to the end user as an add-on to its analog cable services. Cablecom introduced HD boxes to its digital cable subscribers in the fourth quarter of 2007.

In April 2007, Cablecom initiated a program to migrate over time its analog cable customers to digital cable service. At that time, Cablecom changed the package of digital services by, among other things, offering an introductory package with a digital television box at a low rate.

Cablecom offers eight tiers of broadband Internet service with download speeds ranging from 500 Kbps to 10 Mbps. As of January 15, 2008, Cablecom increased the download speed to 25 Mbps. In addition, Cablecom continues to offer dial-up Internet services on a limited basis. Of Cablecom’s homes passed, 81% are capable of receiving Cablecom’s Internet services.

Telephony services are available from Cablecom to 81% of its homes passed. Cablecom was the first to offer a flat rate telephone plan in Switzerland, known as “Unlimited24”. Cablecom offers its digital telephony services through VoIP.

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

At the end of 2005, Cablecom launched a pre-paid mobile telephony service, followed by the launch, at the beginning of 2006, of a post-paid offering. Therefore, Cablecom is the first telecommunications provider in Switzerland to offer television, Internet, fixed line telephony and mobile telephony — also known as “quadruple-play” — from a single provider. Of its total customers (excluding mobile customers), 16% are double-play customers and 16% are triple-play customers.

In addition, Cablecom offers advanced data services to the Swiss business market. Cablecom provides broadband Internet, multi-site data connectivity, virtual private network, security, messaging and hosting and other value added services to business customers on a retail basis.

Austria

The UPC Broadband Division’s operations in Austria (excluding the Austrian portion of Cablecom’s network), which we refer to as UPC Austria, is comprised of both coaxial cable and unbundled DSL operations. The coaxial cable operations are located in regional clusters encompassing the capital city of Vienna, three other regional capitals and two smaller cities. Four of these cities, directly or indirectly, own 5% of the local operating company of UPC Austria; the others are 100% owned by Liberty Global Europe. The DSL services are provided over an unbundled loop or in certain cases, over a shared access network. The unbundled DSL operations are available in the majority of the country, wherever the incumbent telecommunications operator has implemented DSL technology. UPC Austria’s cable network is 100% upgraded to two-way capability and all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz.

The majority of UPC Austria’s video cable subscribers receive a package of 38 channels, mostly in the German language, plus over 30 radio channels. In the fourth quarter of 2007, UPC Austria rolled out a new program to migrate analog cable customers to digital cable service over time. Customers desiring digital service may request a digital interactive television box from UPC Austria. The digital entry level service includes over 50 video channels and over 30 radio channels, an electronic program guide, interactive services and the functionality for NVoD service. UPC Austria provides this digital entry level service at no incremental charge over the standard analog rate. For an additional incremental monthly charge, the digital cable subscriber may upgrade to a digital basic tier subscription, which includes all the channels and features of the digital entry level service, plus an extra channel package of approximately 30 general entertainment, sports, movies, music and ethnic channels. Digital cable customers may also subscribe to premium channels (including ethnic channels, for example Serb and Turkish offerings), alone or in combination, for additional monthly charges. The NVoD service may be used for a separate fee for each movie or event ordered. Currently, a customer also has the option to upgrade the digital box to one with DVR functionality for an incremental monthly charge and UPC Austria expects to make HD boxes available in 2008.

UPC Austria offers five tiers of broadband Internet service with download speeds ranging from one Mbps to 25.6 Mbps and a student package over its cable network. Over DSL technology, UPC Austria offers three tiers of unbundled DSL broadband Internet, plus additional tiers via wholesale offerings. It also offers a double-play package of broadband Internet and telephony over DSL.

Multi-feature telephony services are available from UPC Austria to 100% of the homes passed by its cable network. UPC Austria offers basic dial tone service as well as value-added services. UPC Austria also offers a bundle of fixed line and mobile telephony in a co-branding arrangement with the telephony operator One GmbH. In March 2006, UPC Austria began offering its telephony services through VoIP, which is now available to all customers. It also continues to offer telephony services through traditional switched telephony services. Of UPC Austria’s total customers (excluding mobile customers), 32% are double-play customers and 12% are triple-play customers.

UPC Austria offers a range of voice, data, lease line and asymmetric digital subscriber line (ADSL) services to business customers throughout Austria with a primary focus on business customers in cities, including Vienna, Graz, Klagenfurt, Villach, St. Polten, Dombirn, Leibnitz, Leoben, Salzburg, Linz and Innsbruck.

Ireland

The UPC Broadband Division’s operations in Ireland, which we refer to as UPC Ireland, are located in five regional clusters, including the cities of Dublin and Cork. Its cable network is 48% upgraded to two-way capability, and 56% of its cable homes passed are served by a network with a bandwidth of at least 550 MHz. UPC Ireland makes digital services available to 89% of its homes passed, including its MMDS customers. The UPC Ireland MMDS customers receive digital service and in some cases can receive either analog or digital services. UPC Ireland continues to pro-actively migrate its remaining analog cable, analog premium and analog MMDS customers to its digital service to provide its customers with a wider range of channels and to release additional bandwidth for other digital services. Under the current promotional pricing, the digital service is provided at the same rate as the analog service for the first six months.

UPC Ireland offers an analog cable package with up to 22 channels and a digital cable package with up to 150 channels. The program offerings for each type of service include domestic, foreign, sport and premium movie channels. In addition, digital customers can receive event channels such as seasonal sport and real life entertainment events. UPC Ireland also distributes up to seven Irish channels. To complement its digital offering, UPC Ireland also offers its digital subscribers 28 channels of premium service.

UPC Ireland offers four tiers of broadband Internet service with download speeds ranging from one Mbps to six Mbps. UPC Ireland offers VoIP multi-feature telephony services to 27% of its homes passed. It offers basic dial tone service as well as value-added services. Of UPC Ireland’s total customers, 11% are double-play customers.

In addition, UPC Ireland offers to business customers a complete range of telecommunications solutions from standard voice and Internet services to more advanced services such as Ethernet LAN extensions, corporate voice services and high speed Internet. These services are offered to large corporations, public organizations and small to medium size businesses throughout Ireland, covering Cork, Dublin, Galway, Limerick and Waterford.

Hungary

The cable networks of the UPC Broadband Division’s operations in Hungary, which we refer to as UPC Hungary, are 96% upgraded to two-way capability, and 63% of its cable homes passed are served by a network with a bandwidth of at least 750 MHz. UPC Hungary offers up to four tiers of analog cable programming services (between 5 and 55 channels) and two premium channels, depending on the technical capability of the network. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consist of proprietary and third party channels.

UPC Hungary offers five tiers of broadband Internet service with download speeds ranging from 128 Kbps to 20 Mbps. UPC Hungary provides these broadband Internet services to 281,400 subscribers in 18 cities, including Budapest. It also had 23,500 ADSL subscribers at December 31, 2007, on its twisted copper pair network located in the southeast part of Pest County. On this copper pair network, UPC Hungary also offers traditional circuit switched telephony services to 57,700 subscribers. It offers VoIP telephony services over its two-way capable cable network throughout Hungary and had 130,000 VoIP telephony subscribers at the end of 2007. Of our total customers in Hungary, 19% are double-play customers and 8% are triple-play customers.

UPC Hungary offers business customers a variety of Internet and telephony packages, managed leased lines and virtual private network services primarily to its small office at home (SOHO) customers and small to medium size business customers.

Other Central and Eastern Europe

The UPC Broadband Division also operates cable networks in Czech Republic (UPC Czech), Poland (UPC Poland) and Romania (UPC Romania), and cable and MMDS networks in Slovak Republic (UPC Slovakia) and Slovenia (UPC Slovenia). In each of these operations, at least 72% of the cable networks are upgraded to two-way capability, and at least 69% of the homes passed are served by a network with a bandwidth of at least 860 MHz. Through UPC Direct and another subsidiary, the UPC Broadband Division also has DTH operations in certain of these countries.

•	Czech Republic. UPC Czech’s operations are located in more than 94 cities and towns in the Czech Republic, including Prague, Brno, Ostrava, Pilsen and Northern Bohemia. UPC Czech offers two tiers of analog cable programming services with up to 44 channels, and two premium channels on its cable network. Of UPC Czech’s analog cable subscribers, 55% subscribe to the lifeline analog service. UPC Czech also offers its subscribers digital programming services with 55 channels, consisting of three tiers, and an additional four tiers of premium services. UPC Czech offers seven tiers of broadband Internet service with download speeds ranging from two Mbps to 16 Mbps. UPC Czech makes VoIP multi-featured telephony services available to 84% of its homes passed. Of our total customers in Czech Republic, 23% are double-play customers and 5% are triple-play customers.

•	Poland. UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including Warsaw and Katowice. UPC Poland offers analog cable subscribers three tiers of cable television service. Its lowest tier, the broadcast package, includes six to 10 channels and the intermediate package includes 14 to 31 channels. Almost 31% of UPC Poland’s analog cable subscribers receive lifeline analog cable service. For the higher tier, the full package includes the broadcast package, plus up to 49 additional channels with such themes as sports, children, science/educational, news, film and music. For an additional monthly charge, UPC Poland offers three premium television services, the HBO Poland package, Canal+ Multiplex, and a Polish-language premium package of four movie, sport and general entertainment channels. UPC Poland offers four tiers of broadband Internet service in portions of its network with download speeds ranging from 512 Kbps to 20 Mbps. UPC Poland makes VoIP multi-feature telephony services available to 77% of its homes passed. UPC Poland offers basic dial tone service as well as value-added services. Of UPC Poland’s customers, 17% are double-play customers and 8% are triple-play customers.

•	Romania. UPC Romania’s operations are located in nine of the 12 largest cities in Romania, including Bucharest, Timisoara, Cluj and Constanta. UPC Romania offers analog cable service with 32 to 44 channels in all of its cities, which include Romanian terrestrial broadcast channels, European satellite programming and other programming. In the main cities, it also offers four extra basic packages of five to 12 channels each and premium pay television (HBO Romania and Adult). UPC Romania also offers to its cable subscribers in Bucharest digital programming with 107 channels, consisting of three tiers of service. UPC Romania offers three tiers of broadband Internet service, with download speeds ranging from one Mbps to 20 Mbps, and has rolled out VoIP multi-feature telephony services to 67% of its homes passed. UPC Romania offers basic dial tone service as well as value-added services. Of our total customers in Romania, 6% are double-play customers and 7% are triple-play customers. In addition, UPC Romania offers a wide range of voice, leased line and broadband data products to its large business customers and its SOHO customers.

•	Slovak Republic. UPC Slovakia offers analog cable service in 29 cities and towns in the Slovak Republic, including the four largest cities of Bratislava, Kosice, Banska Bystrica and Zilina. UPC Slovakia offers its analog cable and MMDS subscribers two tiers of analog service and three premium services. Its lower tier, the lifeline package, includes four to eight channels. Of UPC Slovakia’s analog cable subscribers, 24% subscribe to the lifeline analog service. UPC Slovakia’s most popular tier, the basic package, includes 12 to 50 channels that generally offer all Slovak Republic terrestrial, cable and local channels, selected European satellite programming and other programming. For an additional monthly charge, UPC Slovakia offers three premium services — HBO Slovakia package, an adult channel and the UPC Komfort package consisting of five thematic third-party channels. UPC Slovakia also offers its cable subscribers digital programming services with 72 channels, consisting of two tiers, with an additional five premium services available. In Bratislava, UPC Slovakia offers eight tiers of broadband Internet service with download speeds ranging from 128 Kbps to 15 Mbps. UPC Slovakia makes VoIP multi-featured telephony services available to 36% of its homes passed. Of our total customers in Slovak Republic, 10% are double-play customers.

•	Slovenia. UPC Slovenia’s operations are located in seven of the 10 largest cities in Slovenia, including Ljubljana and Maribor. UPC Slovenia’s most popular tier, the analog basic package, includes on average 58 video and 30 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other programming. For an additional monthly charge, UPC Slovenia offers two premium movie services (HBO Slovenia and Adult). UPC Slovenia also offers its subscribers digital programming services via MMDS in two regions covered by three transmitters with 60 video and 30 radio channels. Two premium services are also available. UPC Slovenia offers five tiers of broadband Internet service with download speeds ranging from 512 Kbps to 20 Mbps. UPC Slovenia makes VoIP multi-featured telephony service available to 72% of its homes passed. Of our total customers in Slovenia, 23% are double-play customers and 6% are triple-play customers.

•	UPC Direct. Our DTH satellite business, known as UPC Direct, provides DTH services to customers in Czech Republic, Hungary and Slovak Republic. Depending on location, subscribers receive 61 to 76 channels for basic service. For an additional monthly charge, a subscriber may upgrade to an extended basic tier package, plus various premium package options for specialty channels. UPC Direct provides DTH services to 19% of our total video subscribers in Czech Republic, 19% of our total video subscribers in Hungary and 9% of our total video subscribers in Slovak Republic. Through another subsidiary, the UPC Broadband Division also provides DTH services to 9% of our total video subscribers in Romania.

Telenet (Belgium)

Liberty Global Europe’s operations in Belgium are operated by Telenet. We indirectly own 51.1% of Telenet’s outstanding ordinary shares. Telenet offers video cable, broadband Internet and fixed and mobile telephony service in Belgium, primarily to residential customers in the cities of Flanders and Brussels. Its cable networks are 100% upgraded to two-way capability and 100% of its cable homes passed are served by a network with a bandwidth of 450MHz.

All of Telenet’s homes passed are capable of receiving digital cable service. Telenet offers its digital cable subscribers a digital basic package consisting of 46 video channels and 23 radio channels, interactive services and the functionality for VoD service. For an additional incremental monthly charge, the digital subscriber may upgrade to a premium package, which includes all the channels and features of the digital basic package, plus six general entertainment, sports and movie channels. In addition, digital cable customers may also subscribe to premium channels, including documentary, foreign language, kids, sports, adult and movies, alone or in combination, for an additional monthly charge. Telenet’s digital customers who subscribe to interactive services can receive over 100 channels depending on the packages selected. A customer has the option to upgrade the digital box to one with DVR functionality for an incremental monthly charge. Telenet made HD boxes available in December 2007 and offers two HD channels. Telenet’s digital cable service is sold directly to the end user as an add-on to its analog cable services.

Telenet offers four tiers of broadband Internet service with download speeds ranging from one Mbps to 20 Mbps. In addition, Telenet continues to offer dial-up Internet services on a limited basis. Of Telenet’s homes passed, 100% are capable of receiving Telenet’s Internet services.

Telephony services are available from Telenet to 100% of its homes passed. Telenet offers digital telephony services through VoIP and traditional circuit switched telephony services, as well as value-added services. In addition, Telenet offers a bundle of fixed line and mobile telephony. Of Telenet’s customers, 24% are double-play customers and 15% are triple-play customers.

Telenet also offers a range of voice, data and Internet services to business customers throughout Belgium under the brand “Telenet Solutions”.

Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on the partner network owned by the PICs. Through these rights, Telenet offers broadband Internet and fixed line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with Telenet. Telenet has the direct customer billing relations with the subscribers who take these services on the partner networks. By permitting Telenet to offer broadband Internet and fixed line telephony products directly to those partner network subscribers, Telenet’s service operating contracts have expanded the addressable markets for Telenet’s digital products. In connection with these usage rights, Telenet is required to make payments to the PICs on an ongoing basis under its agreements with the PICs. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the partner networks. This increase is to avoid possible future degradation of service due to congestion that may arise in future years. Telenet is also involved in litigation with the PICs with respect to the scope of Telenet’s exclusive right to provide point-to-point services and the PICs desire to provide VoD and related digital interactive services over the partner network. In November 2007, the parties announced a non-binding agreement in principle for the acquisition by Telenet of the analog and digital television activities of the PICs. This agreement in principle is being challenged by the incumbent telecommunications operator and there can be no assurance that the transaction will be consummated. For additional information, see note 20 to our consolidated financial statements.

Liberty Global Europe’s interest in Telenet is held by certain indirect subsidiaries of Chellomedia. Under the Syndicate Agreement, these subsidiaries have rights of first offer in respect of market sales and offerings of Telenet shares by the other Telenet Syndicate shareholder to certain persons. All Telenet Syndicate shareholders, including these subsidiaries, are subject to mutual rights of first offer in respect of transfers to third parties of Telenet shares that are not effected through market sales. Also under the Syndicate Agreement and the Telenet Articles of Association, certain minority-protective Telenet Board decisions must receive the affirmative vote of specified directors in order to be effective.

Chellomedia and Other

Liberty Global Europe’s Chellomedia Division provides interactive digital products and services, produces and markets 27 thematic channels, operates a digital media center and manages our investments in various businesses in Europe. Below is a description of the business unit operations of our Chellomedia Division:

•	Chello Programming.

Chello Zone. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels. These channels target the following genres: extreme sports and lifestyles (the Extreme Sports Channel), horror films (Zone Horror), real life stories (Zone Reality), women’s information and entertainment (Zone Club and Zone Romantica), art house basic movies (Zone Europa), science fiction and fantasy (Zone Fantasy), prime time movies (Zone Thriller) and children’s pre-school (Jim Jam). In addition, Chellomedia has a channel representation business, which represents both wholly owned and third party channels across Europe.

Chello Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in the Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football oriented. These exclusive pay television rights expire at various dates through 2009. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014.

The channels originate from Chellomedia’s digital media center (DMC), located in Amsterdam. The DMC is a technologically advanced production facility that services the Chellomedia Division, the UPC Broadband Division and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects and then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms.

Chello Central & Eastern Europe. Chellomedia has a controlling 80% interest in a joint venture with an unrelated third party that owns and manages sports channels (Sport 1 and Sport 2). The programming on these channels varies by country, but is predominately football oriented. Chellomedia also owns 100% of the children’s channel Minimax, the thematic channels Filmmuzeum (a Hungarian library film channel), TV Paprika (a cooking channel) and TV Deko (a home and lifestyle channel). Sport 1 and Minimax are distributed to the UPC Broadband Division and other broadband operators in Hungary, Czech Republic, Slovak Republic, Romania and Serbia. Sport 2 and Filmmuzeum are distributed in Hungary. TV Paprika and TV Deko are distributed in Hungary, Czech Republic and Slovak Republic.

Chello Multicanal. Through its subsidiaries IPS C.V. and Multicanal S.L. (collectively, IPS), Chellomedia owns and manages a suite of eight thematic channels carried on a number of major pay television platforms in Spain and Portugal. IPS has six wholly owned thematic channels (Canal Hollywood, Odisea, Sol Musica, Canal Panda, Canal Cocina and Decasa) and two joint venture channels with A&E Television Networks (Canal de Historia and The Biography Channel).

•	Chello Interactive. Chello Interactive develops and delivers Internet and interactive television based entertainment and related technology services. On the Internet, this group publishes web portals for the UPC Broadband Division and other broadband subscribers in the UPC Broadband Division’s territories. This involves aggregating content, including video entertainment, and commercializing these services through advertising and on subscriptions or transactions. Interactive television services are also closely integrated with the UPC Broadband Division’s digital television products and include the provision and commercialization of entertainment oriented applications and other services to programmers, advertisers and other parties. Activities in interactive television include the aggregation and publishing of interactive entertainment services on the UPC Broadband Division’s digital television products, the delivery of interactive advertising capabilities and the provision of software applications such as electronic program guides.

•	Chello On Demand (Transactional Television). Chello On Demand aggregates entertainment content into transactional television offers for the UPC Broadband Division. During 2007, Chello On Demand launched VoD services through the UPC Broadband Division in the Netherlands. This service offers movies, international and local drama, documentaries and children’s entertainment on the subscriber’s request. Chello On Demand continues to offer NVoD services for feature movies in Austria and Switzerland, and anticipates offering VoD services in these countries in 2008.

•	Investments. Chellomedia is an investor in equity ventures, among others, for the development of country-specific Pan European programming, including The MGM Channel Central Europe, Jetix Poland, Donatus (Dutch weather channel) and City Channel. Chellomedia also owns a 25% interest in Telewizyjna Korporacja Partycypacyjna S.A., a DTH platform in Poland, and is the subsidiary through which Liberty Global Europe owns its 51.1% interest in Telenet.

Asia/Pacific

We have operations in Japan and Australia. Our Japanese operations are conducted primarily through Super Media and its subsidiary J:COM. We have an indirect controlling ownership interest in J:COM of 37.9%. Our Australian operations are conducted primarily through Austar in which we own a 53.4% controlling ownership interest.

Jupiter Telecommunications Co., Ltd.

J:COM is a leading broadband provider of bundled entertainment, data and communication services in Japan. As of December 31, 2007, J:COM is the largest multiple-system operator (MSO), in Japan, as measured by the total number of homes passed and customers. J:COM operates its broadband networks through 22 managed local cable companies, which J:COM refers to as its managed franchises, 20 of which were consolidated subsidiaries as of December 31, 2007. J:COM owns a 46.6% and 45.0% equity interest in its two unconsolidated managed franchises. As described below, J:COM’s services include video, broadband Internet and telephony. Of its total customers (excluding mobile customers), approximately 28% are double-play customers and approximately 25% are triple-play customers.

Twenty-one of J:COM’s managed franchises are clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka, Kobe and Kyoto) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J:COM owns and manages a local franchise in the Sapporo area of Japan that is not part of a cluster.

Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources, and a distribution network composed of a combination of fiber-optic and coaxial cable, which transmits signals between the headend facility and the customer locations. Almost all of J:COM’s cable networks are upgraded to two-way capability, with all of its cable homes passed served by a system with a bandwidth of at least 750 MHz. J:COM provides its managed franchises with experienced personnel, operating and administrative services, sales and marketing, training, programming and equipment procurement assistance and other management services. J:COM’s managed franchises use J:COM’s centralized customer management system to support sales, customer and technical services, customer call centers and billing and collection services.

J:COM offers analog and digital cable services in all of its managed franchises. J:COM’s analog television service consists of approximately 45 channels of cable programming and analog terrestrial broadcasting and broadcast satellite channels, not including premium services. A typical channel line-up includes popular channels in the Japanese market such as Movie Plus, a top foreign movie channel, LaLa TV, a women’s entertainment channel, J sports 1, J sports 2 and J sports ESPN, three popular sports channels, the Discovery Channel, the Golf Network, the Disney Channel and Animal Planet, in addition to retransmission of analog terrestrial and satellite television broadcasts. At December 31, 2007, J:COM’s digital television service includes approximately 66 channels of cable programming, digital terrestrial broadcasting, and broadcast satellite channels, not including audio and data channels and premium services. The channel line-up for the digital service includes 21 HD channels. J:COM provides its digital cable subscribers VoD and pay-per-view functionality, allowing those subscribers, generally for an additional fee, to receive programming that is not available to J:COM’s analog cable subscribers. In April 2006, J:COM introduced to its digital television customers a digital video recording service, which utilizes digital set top boxes equipped with an internal hard disk drive capable of recording up to 20 hours of digital HD programming and the ability to record two programs in competing time slots. J:COM also offers both its analog and digital subscribers optional subscriptions for an additional fee to premium channels, including movies, sports, horseracing and other special entertainment programming, either individually or in packages. J:COM offers package discounts to customers who subscribe to bundles of J:COM services. In addition to the services offered to its cable television subscribers, J:COM also provides terrestrial broadcast retransmission services to more than 4.2 million additional households in its consolidated franchise areas as of December 31, 2007, including “compensation” households for which J:COM receives up-front fees pursuant to long-term contracts to provide such retransmission services.

J:COM offers broadband Internet services in all of its managed franchises through its wholly owned subsidiary, @NetHome Co., Ltd, and its subsidiary, Kansai Multimedia Services (KMS). These broadband Internet services offer downstream speeds of mainly either 30 Mbps or eight Mbps. J:COM holds a 76.5% interest in KMS, which provides broadband Internet services in the Kansai region of Japan. J:COM offers the J:COM NET Hikari service for multiple dwelling units connected to J:COM’s network by optical fiber cables. J:COM NET Hikari offers downstream speeds of up to 100 Mbps. In April 2007, J:COM launched a very high-speed broadband Internet service for single dwelling units, individual homes and smaller apartment buildings in a portion of the Kansai area, which delivers downstream speeds of up to 160 Mbps.

J:COM offers telephony services over its own network in all of its consolidated franchise areas. J:COM’s headend facilities contain equipment that routes calls from the local network to telephony switches (a majority of which J:COM owns), which in turn transmit voice signals and other information over the network. J:COM also utilizes VoIP technology in certain franchise areas. J:COM provides a single line to the majority of its telephony customers, most of whom are residential customers. J:COM charges its telephony subscribers a fee for basic telephony service (together with charges for calls made) and offers additional premium services, including call-waiting, call-forwarding, caller identification and three-way calling, for a fee. In partnership with WILLCOM, Inc, a personal handphone system service provider in Japan, J:COM offers a mobile phone service called J:COM MOBILE. J:COM MOBILE customers receive discounted phone service when bundled with J:COM’s other telephone service, including free and discounted calling plans.

In addition to its 22 managed franchises, J:COM owns non-controlling equity interests of 5.5% and 20.0% in two cable franchises that are operated and managed by third-party franchise operators.

J:COM sources its programming through multiple suppliers, including JTV Thematics. J:COM acquired JTV Thematics on September 1, 2007, after it was spun-off from Jupiter TV. See “Recent Developments — Dispositions” above. JTV Thematics invests in, develops, manages and distributes fee-based television programming. This acquisition enables J:COM to bring key programming genres to the Japanese market and to promote the development of quality programming services.

Through JTV Thematics, J:COM develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home (FTTH), and ADSL platforms. As of December 31, 2007, J:COM owned four channels through wholly or majority owned subsidiaries and had investments ranging from 10% to 50% in ten additional channels. J:COM’s majority owned channels are a movie channel (Movie Plus), a golf channel (Jupiter Golf Network), a women’s entertainment channel (LaLa TV) and a new channel that is planned to be launched in April 2008 (Channel Ginga). Channels in which J:COM holds investments include four sports channels owned by J SPORTS Broadcasting Corporation, which is a 33% owned joint venture with Sony Broadcast Media Co. Ltd., Fuji Television Network, Inc., Club iT Corporation, SKY Perfect Communications Inc. and Itochu Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery Asia, Inc. and Worldwide America Investments, Inc.; Discovery Channel Japan and Discovery HD through a 50% owned joint venture with Discovery Asia, Inc.; and AXN Japan, a 35% owned joint venture with Sony Pictures Entertainment. J:COM provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

The market for multi-channel television services in Japan is highly complex with multiple cable systems, DTH satellite platforms and alternative broadband service providers. Cable systems in Japan served 21.5 million homes at September 30, 2007. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free television services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J:COM is the largest in terms of subscribers, served 6.5 million households as of December 31, 2007. The majority of channels in which J:COM holds an interest are marketed to cable system operators as basic television services, with distribution at December 31, 2007, ranging from 5.7 million homes for Movie Plus to 1.1 million homes for more recently launched channels, such as Discovery HD.

Each of the channels in which J:COM has an interest, except for Discovery HD, is also offered on SKY PerfecTV, a digital satellite platform that delivers approximately 190 linear video channels (24 hours a day) a la carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation. Each of the channels, except for Discovery HD, is also offered on e2 by SKY PerfecTV, another satellite platform in Japan, which delivers approximately 70 linear channels (24 hours a day). The majority of channels in which J:COM holds an interest are marketed to DTH subscribers as basic television services, with distribution at December 31, 2007, ranging from 1.2 million homes for Movie Plus to 435,000 homes for Jupiter Golf Network, which is a premium channel on one of the SKY PerfecTV platforms.

Distribution of multi-channel television services in Japan, through alternative broadband platforms, such as FTTH and ADSL, is not yet widespread. The majority of channels in which Jupiter TV holds an interest are marketed to alternative broadband subscribers as basic television services, with distribution at December 31, 2007, ranging from 266,000 homes for Discovery to approximately 150,000 homes for most other channels.

J:COM owns a 100% interest in Jupiter Entertainment Co., Ltd., which offers VoD services to J:COM franchises. J:COM offers VoD services to its digital customers in a majority of its franchises. Because J:COM is usually a programmer’s largest cable customer in Japan, J:COM is generally able to negotiate favorable terms with its programmers.

Our interest in J:COM is held primarily through Super Media, an entity that is owned 58.7% by us and 41.3% by Sumitomo. We also own, through a wholly owned subsidiary, an additional 3.7% in J:COM. Pursuant to the operating agreement of Super Media, most of our interest and most of Sumitomo’s interest in J:COM is held through Super Media. Sumitomo and our subsidiary are generally required to contribute to Super Media any additional shares of J:COM that either of us acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. Pursuant to an amendment to such operating agreement, the shares received in the JTV Thematics merger by us and Sumitomo will not be contributed to Super Media but we each agreed to vote such shares in the same manner that Super Media votes its shares of J:COM and to restrictions on transfer.

Our interest in Super Media is held through two separate corporations, one of which is wholly owned. Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own common stock representing an aggregate of 14.3% of the common equity in the second corporation, which owns a 4.0% indirect interest in J:COM.

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

Because of our casting vote, we indirectly control J:COM through our control of Super Media, which owns a controlling interest in J:COM, and therefore consolidate J:COM’s results of operations for financial reporting purposes. Super Media will be dissolved on February 18, 2010, unless Sumitomo and we mutually agree to extend the term. Super Media may also be dissolved earlier under certain circumstances.

Japan — Other

We also own an interest in Mediatti Communications, Inc. (Mediatti). Mediatti is a provider of cable television and broadband Internet services in Japan with approximately 166,000 video customers and 100,000 broadband Internet customers. Our interest in Mediatti is held through Liberty Japan MC, LLC (Liberty Japan MC), a company of which we own 95.2% and Sumitomo owns 4.8%. Liberty Japan MC owns a 45.5% voting interest in Mediatti.

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

Australia

We own a 53.4% controlling interest in Austar. Austar is Australia’s leading pay television service provider to regional and rural Australia and the capital cities of Hobart and Darwin.

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

Austar’s DTH service is available to 2.4 million households, which is approximately one-third of Australian homes. Of Austar’s homes passed, 27% subscribe to Austar’s DTH service. Austar’s territory covers all of Tasmania and the Northern Territory and the regional areas outside of the capital cities in South Australia, Victoria, New South Wales and Queensland. Austar does not provide DTH service to Western Australia. FOXTEL’s service area is concentrated in metropolitan areas and covers the balance of the other two thirds of Australian homes. FOXTEL and Austar do not compete with each other with the exception of the Gold Coast area in Queensland. Austar also operates a small digital cable network in Darwin.

Austar’s DTH service offers over 90 premier channels, as well as NVoD and interactive services. Austar’s channel offerings include movies, sport, lifestyle programs, children’s programs, documentaries, drama and news. The NVoD service is comprised of 30 channels, dedicated to recently released movies. The interactive services include Sports Active, Weather Active and SKY News Active, three game services and more than 30 digital radio channels. For the base level service, a subscriber receives 41 channels, including six timeshifted channels. Additionally, Austar launched DVR functionality to a select number of subscribers in November 2007 and to all satellite subscribers in early 2008. In addition to residential subscribers, Austar also provides its television services to commercial premises including hotel, retail and licensed venues.

Austar owns a 50% interest in XYZ Networks. XYZ Networks has an ownership interest in or distributes the following channels: Discovery Channel, Nickelodeon, Nick Jr., arena, The LifeStyle Channel, LifeStyle Food, Channel [v], [v]2, MAX, Country Music Channel and The Weather Channel. These channels are distributed throughout Australia. Austar’s partner in XYZ Networks is FOXTEL. Through XYZ Networks and other agreements, Austar has a number of long-term key exclusive programming agreements for its regional territory.

Austar offers a dial-up Internet service, which is outsourced and available throughout Australia and broadband Internet service in two markets as described below. In addition, Austar offers mobile telephony services through reseller agreements.

Since 2000, Austar has owned significant holdings of 2.3 GHz and 3.5 GHz spectrum throughout its regional territory. This spectrum is ideally suited for new Worldwide Interoperability for Microwave Access (WiMax) based telecommunications services. In 2006, Austar launched a WiMax network in two trial markets for broadband Internet services with download speeds ranging from 256 Kbps to one Mbps. On January 7, 2008, Austar announced the proposed sale of these spectrum holdings to a consortium, which is to be the recipient of government funding to build wireless and fixed broadband networks in regional Australia. Under the proposed deal, which is subject to certain conditions, Austar would receive AUD 65.0 million, and enter into various wholesale agreements with the consortium members to allow it to resell DSL, WiMax, fixed telephony, mobile and other services.

In addition to our interests in Austar, we own a 20% equity interest in Premium Movie Partnership (PMP), which supplies three premium movie-programming channels to both Austar and FOXTEL. PMP’s partners include Showtime, Twentieth Century Fox, Sony Pictures, Paramount Pictures and Universal Studios.

The Americas

Our operations in the Americas are conducted primarily through our 80% owned subsidiary VTR in Chile and our wholly owned subsidiary Liberty Puerto Rico. We also have a joint venture interest in MGM Networks Latin America and a subsidiary in Argentina, both of which offer programming content to the Latin America market. Our partner in VTR, Cristalerías de Chile S.A. (Cristalerías), has a put right which allows Cristalerías to require us to purchase all, but not less than all, of its 20% interest in VTR at fair value, subject to a minimum price. This put right is exercisable until April 13, 2015.

VTR

Our primary Latin American operation, VTR, is Chile’s largest multi-channel television provider in terms of homes passed and number of subscribers, and a leading provider of broadband Internet and residential telephony services. VTR provides services in Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. Of VTR’s customers, 16% are double-play customers and 39% are triple-play customers.

All of VTR’s video subscribers are served by wireline cable, with the vast majority reached through aerial plant. VTR’s cable network is 68% upgraded to two-way capability and 82% of cable homes passed are served by a network with a bandwidth of at least 750 MHz. VTR has an approximate 70% market share of cable television services throughout Chile. VTR’s channel lineup consists of 22 to 116 channels segregated into three tiers of cable service: a low tier service with 22 to 47 channels, a basic service with up to 74 channels, and a digital premium service with an additional offer of up to 42 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States, but includes more premium channels such as HBO, Cinemax and Cinecanal on the basic tier. VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable television programming in Chile, based on local events such as soccer matches and regional content. VTR’s digital service also offers programming options of 40 music channels, four pay-per-view channels, more than 1,000 titles in VoD, DVR and one HD channel. Almost 80% of VTR’s homes passed are capable of receiving digital cable service, which are located in Santiago and important regional cities. At December 31, 2007, 21% of VTR’s video subscribers are digital.

VTR offers several alternatives of always on, unlimited-use broadband Internet services to residences and SOHO offices under the brand name Banda Ancha in 26 communities within Santiago and 21 cities outside Santiago. Subscribers can purchase one of nine services with download speeds ranging from 300 Kbps to 10 Mbps. For a moderate to heavy Internet user, VTR’s broadband Internet service is generally less expensive than a dial-up service with its metered usage.

VTR offers telephony service over its cable network to customers in 26 communities within Santiago and 21 cities outside Santiago via either switched circuits or VoIP, depending on location. VTR offers basic dial tone service as well as several value-added services. VTR primarily provides service to residential customers who require one or two telephony lines. It also provides service to SOHO customers. VTR offers telephony services through VoIP to its two-way homes passed. Forty-six percent of VTR’s telephony subscribers are served using VoIP technology.

In December 2005, the Subsecretaria de Telecomunicaciones de Chile awarded VTR regional concessions for wireless fixed telephony service in the frequency band of 3400-3600 MHz. Using this spectrum, VTR plans to offer broadband telephony and data services through WiMax technology. WiMax is a wireless alternative to cable and DSL for the last mile of broadband access. VTR anticipates WiMax will allow it to expand its service area by 1.3 million homes and increase the number of two-way homes passed by 540,000 on a more cost-effective basis than if it had to install cable.

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

Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any company that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate the regulatory condition prohibiting us from owning an interest in Chilean satellite or microwave television businesses. If the FNE ultimately determines that a violation has occurred, it will commence an action before the Chilean Antitrust Court. We currently are unable to predict the outcome of this matter.

Regulatory Matters

Overview

Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union (EU). Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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

Europe

Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden and the United Kingdom are Member States of the EU. As such, these countries are required to enact national legislation that implements EU directives and are directly bound by some other elements of EU law. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not an EU Member State and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below.

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

In addition to the Directives, the European Parliament and European Council made a decision intended to ensure the efficient use of radio spectrum within the EU. Existing EU member countries were required to implement the Framework, Authorization, Access and the Universal Service and Users’ Rights Directives by July 25, 2003. The Privacy Directive was to have been implemented by October 31, 2003. The Competition Directive is self-implementing and does not require any national measures to be adopted. The 12 countries that joined the EU since the date of the Directives should have been in compliance with the Directives as of the date of their accession. Measures seeking to implement the Directives are in force in most Member States, although in practice the EU Commission produces regular reports noting problems with implementation across the Member States and takes periodic compliance action. In the Member States in which we operate the Directives have been largely transposed, although we regularly raise concerns either with the national authorities or with the EU Commission where we see a problem with an existing or proposed regulation.

The Directives seek, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden on telecommunications companies. Another important objective of the Directives is to implement one regime for the development of communications networks and communications services, including the delivery of video services, irrespective of the technology used.

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

As part of the implementation of certain elements of the Directives, the National Regulatory Authority (NRA), is obliged to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has SMP. Until November 2007, there were 18 such markets but on November 13, 2007, the EU Commission adopted a new recommendation reducing the list of markets to seven with immediate effect. Such markets are referred to as the seven predefined markets. The effect of the new recommendation is that those Member States who have not analyzed one of the deleted markets, or who have analyzed such a market and found no SMPs are no longer required to carry out any analysis in that market. Member States who have analyzed one of the deleted markets and found SMP will have to re-analyze that market and, if they still find SMP, notify the EU Commission as a finding of SMP outside the seven predefined markets. Pending such re-analysis, the prior finding of SMP will remain in effect until the end of its duration (most of the decisions are valid for three years). There is no specific timetable for such re-analysis, although the EU Commission tends to pressure Member States if it sees them as being slow in performing market analyses.

We have been found to have SMP in some markets in some countries and further such findings are possible. In particular, in those markets where we offer telephony services, we have been found to have SMP in the termination of calls on our own network (a market which remains on the revised list). In addition, in the Netherlands we have been found to have SMP in the wholesale distribution of television channels (a market which is no longer on the list of predefined markets).

NRAs might also seek to define us as having SMP in another of the seven predefined markets or they may define and analyze additional markets, such as the retail market for the reception of radio and television packages. In the event that we are found to have SMP in any particular market, a NRA could impose conditions on us to prevent abusive behavior by us. Under the Directives, the EU Commission has the power to veto the assessment by a NRA of SMP in any market not set out in their predefined list as well as any finding by a NRA of SMP in any market whether or not it is set out in the list.

Certain key elements included in the Directives are set forth below, followed by a discussion of certain other regulatory matters and a description of regulation for four countries where we have large operations. This description is not intended to be a comprehensive description of all regulation in this area.

Licensing.  Individual licenses for electronic communications services are not required for the operation of an electronic communications network or the offering of electronic communications services. A simple registration is required in these cases. Member States are limited in the obligations that they may place on someone who has so registered; the only obligations that may be imposed are specifically set out in the Authorization Directive. Possible obligations include financial charges for universal service or for the costs of regulation, environmental requirements, data privacy and other consumer protection rules, must carry obligations, provision of customer information to law enforcement agencies, access obligation and so on. Certain of these are discussed further elsewhere in this section.

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

“Must Carry” Requirements.  In most countries where we provide video and radio services, we are required to transmit to subscribers certain “must carry” channels, which generally include public national and local channels. In some European countries, we may be obligated to transmit quite a large number of channels by virtue of these requirements. Under the Directives, Member States are only permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations must be subject to periodic review. To date, Member States have not felt meaningfully bound by this restriction and the EU Commission has not made meaningful efforts to enforce it. Thus in several Member States we face must carry obligations, which, to us, seem inconsistent with the Directives.

Consumer Protection Issues and Pricing Restrictions.  Under the Directives, we may face various consumer protection restrictions if we are in a dominant position in a particular market. However, before the implementation of the Directives, local or national regulatory authorities in many European countries where we provide video services already imposed pricing restrictions. This was often a contractual provision rather than a regulatory requirement. Often, the relevant local or national authority had to approve basic tier price increases. Generally, these kinds of arrangements are now rare. In certain countries, however, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index (CPI). Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.

Other.  Our European operating companies must comply with both specific and general legislation concerning data protection, data retention, content provider liability and electronic commerce. These issues are broadly harmonized or being considered for harmonization at the EU level. For example, on March 15, 2006, the EU adopted a Directive on data retention, which will likely increase the amount of data we must store for law enforcement purposes and the length of time we must store it. Few Member States, however, have implemented this Directive to date.

Since 2005 the Commission has been engaged in a process of reviewing the Directives. On November 13, 2007, the Commission published revised legislative proposals. Among other things the proposals include a suggestion for a European level communications regulator, the possibility for national regulators to impose functional separation on operators, and changes to radio spectrum licensing. The proposals will be considered, and any revised Directive eventually adopted, by the European Parliament and the European Council. There can be no assurance when this will happen nor what the final form of the revised Directives will be nor how they will affect us.

Broadcasting.  Broadcasting is an area outside the scope of the Directives. Generally, broadcasts originating in and intended for reception within a country must respect the laws of that country. However, pursuant to another Directive, commonly call Television without Frontiers Directive (TVWF), EU Member States are required to allow broadcast signals of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. In respect of many of our channels, The European Convention on Transfrontier Television extends this right beyond the EU’s borders into the majority of the European territories into which we sell our channels. TVWF also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

TVWF has been under review for some time and on November 29, 2007 a new Directive, replacing TVWF, called Audiovisual Media Services Directive (AVMS), completed its legislative path. We expect this directive to be published in the EU’s Official Journal shortly after which Member States will have two years to amend their national laws in light of the new rule. In essence, we do not expect AVMS to have any material effect on our programming business. EU Member States will still be required to allow the channels of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. However, among other things, AVMS extends the scope of TVWF somewhat to apply to TV-like services other than traditional TV channels (such as video on demand) as well as making other changes to the general EU broadcasting framework such as a relaxation of the rule on TV advertising.

Competition Law and Other Matters

EU directives and national consumer protection and competition laws in many of our European markets impose limitations on the pricing and marketing of bundled packages of services, such as video, telephony and Internet services. Although our businesses may offer their services in bundled packages in European markets, they are sometimes not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephony. In addition, providers cannot abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization having this effect would be prohibited.

Currently the telecommunications equipment we provide our customers, such as digital set top boxes, is not subject to regulations regarding energy consumption. The EU Commission is, however, considering the need for mandatory requirements regarding energy consumption of such equipment. Similar discussions are already underway in Switzerland. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission, with experts working on their behalf, and with the Swiss authorities. In addition, we are working with suppliers of our digital set top boxes to lower power consumption as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set top boxes.

As our businesses become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, they may face increased regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Directives. Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, has finished its first round and started, for several markets, a second round of analysis of the original 18 predefined markets in order to determine which, if any, operator or service provider has SMP.

In its first round, OPTA found our subsidiary UPC Nederland BV (UPC NL) to have SMP in two of the 18 predefined markets (market 9 relating to call termination on individual public telephone networks, and market 18 relating to wholesale video broadcasting transmission services) and a third market not on the EU list (market 19 relating to retail transmission of radio and video services). All three decisions of OPTA were successfully challenged by UPC NL. College van Beroep voor het bedrijfsleven (CBb), the administrative supreme court, annulled on May 11, 2007, the SMP designation of UPC NL on market 9 consequently meaning that there are no legal grounds for imposing obligations. Further, CBb annulled on July 24, 2007, the obligations imposed on UPC NL relating to market 18 and market 19. With respect to the market 19, CBb decided, however, that the legal consequences of the annulled obligations remained in force. This has no practical consequences for us, however, as the decision of OPTA was restricted in time, expiring March 17, 2007.

In its rulings CBb ordered OPTA to take new or amended decisions relating to market 9 and 18. A new draft decision relating to market 9 was published in December 2007. The national consultation procedure ends in February 2008.

With respect to market 18, the CBb annulled the decision because OPTA was not able to demonstrate that the remedies were proportionate. On December 21, 2007, OPTA issued a new decision in relation to market 18, which decision came into force on January 1, 2008. The decision imposes exactly the same obligations on UPC NL as the previous decision, as further described below, while at the same time purporting to address the proportionality concerns of the CBb. UPC NL has filed an appeal against this new decision because it believes that OPTA did not comply with the decision of the CBb. The new decision of OPTA, like its original decision, includes the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platform. This access must be offered on a non-discriminatory and transparent basis at cost oriented prices regulated by OPTA. Further, the decision requires UPC NL to grant program providers access to its basic tier offering in certain circumstances in line with current laws and regulations. UPC NL will have to reply within 15 days after a request for access. OPTA has stated that requests for access must be reasonable and has given some broad guidelines for filling in this concept. Examples of requests that will not be deemed to be reasonable are: requests by third parties who have an alternative infrastructure; requests that would hamper the development of innovative services; or requests that would result in disproportionate use of available network capacity due to the duplication of already existing offerings of UPC NL. It is expected that the concept of reasonableness will be further developed by the creation of guidelines by OPTA and/or by the development of case law.

Switzerland

As Switzerland is not a member of the EU, it is not obliged to follow EU legislation. However, the liberalization of the Swiss telecommunications market to a certain extent has moved in parallel, although delayed, with liberalization in the EU. The regulatory framework liberalizing telecommunications services in Switzerland was established on January 1, 1998, with the enactment of the Telecommunications Act and a concurrent restatement of the Radio and Television Act (RTVA). This regulatory regime opened both the telecommunications and cable television markets to increased competition.

The RTVA has undergone a comprehensive review in order to keep up with technological and market developments. A revised RTVA entered into force on April 1, 2007. It regulates the operation, distribution and redistribution, and receipt of radio and television programs. As in the EU, must carry rules require us to redistribute certain international, national and regional television and radio programs, such as programs of the Swiss Broadcasting Corporation and certain public broadcaster’s programs of neighboring countries.

Under the revised RTVA, the terms of carriage for programming, other than must carry programming, can be commercially negotiated subject to non-discrimination. The rules requiring us to carry certain programs will be expanded, but at the same time the maximum number of such channels has been fixed and broadcasters must use the cable operator’s digital distribution platform unless that platform cannot offer state of the art services. Thus, as long as we offer a modern state of the art platform, broadcasters will be obliged to use our digital platform for the broadcasting of their programs on our network.

To ensure interoperability or to maintain freedom of information, the authorities may, however, impose technical standards. Encryption of our digital offering is permissible under the revised law though there is an initiative pending in parliament with the aim to prohibit the encryption of the digital basic offering.

The transmission of voice and data information through telecommunications devices is regulated by the Telecommunications Act. A revised Telecommunications Act aiming to strengthen competition in the telecommunication market, in particular by introducing the unbundling of the local loop by a formal act, and to increase transparency for customers took effect on April 1, 2007. Dominant telecommunications service providers must provide interconnection to other providers on a non-discriminatory basis and in accordance with a transparent and cost-based pricing policy, stating the conditions and prices separately for each interconnection service. We have not been found to have a dominant market position under the Telecommunications Act, but cannot exclude the possibility that we might be in the future.

Only Swisscom AG (Swisscom), as the incumbent operator, was required to provide full line access as well as bitstream access on a transparent, non-discriminatory and cost-based basis. The obligation to offer bitstream access is limited to a period of four years. In addition, all operators are required to take action against spamming. The licensing system has been replaced by a notification system. Universal service obligations have been imposed, and all operators are required to contribute to the costs for the provision of universal services if the licensees are not able to provide such services in a cost efficient manner.

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

Hungary

Hungary has a communications law that broadly transposes the Directives. The NRA has virtually finished the process of analyzing the 18 predefined markets to determine if any operator or service provider has SMP with the only exception of relevance to our business being the ongoing analysis of the wholesale broadcast transmission market. In July 2007, Hungary implemented new regulations for broadcast transmission access similar to market 18, which related to wholesale video broadcasting transmission services. UPC Hungary is considering a challenge of the new regulations as certain obligations, including the distribution obligation, seem to be outside the Directives. The new regulations include the obligation to conclude contracts with program providers for the distribution of up to 40 channels, if the channels serve the goals of cultural diversity and media pluralism.

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

The IP telephony operation of UPC Magyarország Kft., our cable subsidiary, has been designated as SMP in the call termination market. As a result, our subsidiary must provide interconnection on a non-discriminatory and transparent basis. According to these requirements, it must publish its terms of interconnection and termination prices on its website.

Belgium (Telenet)

Belgium has transposed the Directives into national law. The new communications law entered into force as of July 2005. Some of the market analyses, however, have not been finalized yet. Telenet has been declared a SMP operator on market 9 relating to call termination on an individual fixed public telephone network. With respect to the market for call termination on individual fixed networks, an on-going three year reduction of termination rates was imposed on Telenet beginning January 1, 2007. After the rate reduction in January 2009, this reduction will end with near reciprocal termination tariffs (Telenet will charge the interconnection rate of the incumbent telecommunications operator, Belgacom NV/SA (Belgacom), plus 15%).

In Belgium both the federal regulator Belgisch Intituut voor Post en Telecommunicatie (BIPT), and the regional media regulators (Vlaamse Media Regulator (Flanders), Conseil Supérieur de l’Audiovisuel (Wallonia), and Medienrat (in the German speaking community)) have to approve the wholesale broadband market analysis. In practice this means that the BIPT makes a draft analysis and submits it to the regional regulators for comments, which the BIPT has done. During the regional consultation, the Flemish media regulator asked that a new market analysis on the wholesale broadband market be launched within 18 months. This is at odds with the BIPT’s position on the European framework, which provides that a market analyses is in principle valid for a three year period, except for substantial changes in the broadband market. The BIPT has notified its findings on this market to the EU Commission. In January 2008, this market analysis was approved by the EU Commission and formally adopted by the BIPT. The BIPT has not bound itself to re-analyze the market within 18 months, although it may do so. In the analysis the BIPT found that cable was not included in the wholesale broadband market and was not subject to regulation.

The wholesale broadcasting market analysis has to be conducted by the Flemish media regulator for our activities in Flanders and by the BIPT for our activities in Brussels. Neither has started yet. We understand that the Flemish media regulator will not analyze the market now that the EU Commission has deleted the wholesale broadcasting market from the list of relevant markets.

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

Under the Cable Television Broadcast Law, any business seeking to install cable television facilities with more than 500 drop terminals must obtain a license from the Ministry of Internal Affairs and Communications, commonly referred to as the MIC. Under the Wire Telecommunications Law, if these facilities have less than 500 drop terminals, only prior notification to the MIC is required. If a license is required, the license application must provide an installation plan, including details of the facilities to be constructed and the frequencies to be used, financial estimates, and other relevant information. Generally, the license holder must obtain prior permission from the MIC in order to change certain items included in the original license application. The Cable Television Broadcast Law also provides that any business that wishes to furnish cable television broadcast services must file prior notification with the MIC before commencing service. This notification must identify the service area and facilities to be used (unless the facilities are owned by the provider) and outline the proposed cable television broadcasting services and other relevant information, regardless of whether these facilities are leased or owned. Generally, the cable television provider must notify the MIC of any changes to these items.

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

Regulation of the Telecommunications Industry.  As providers of broadband Internet and telephony, our businesses in Japan also are subject to regulation by the MIC under the Telecommunications Business Law. The Telecommunications Business Law and related regulations subject carriers to a variety of licensing, registration and filing requirements depending upon the nature of their networks and services. Carriers may generally negotiate terms and conditions with their users (including fees and charges), except those relating to basic telecommunications services.

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

Australia

Subscription television, Internet and mobile telephony services are regulated in Australia by a number of Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer protection legislation, may influence aspects of Austar’s business. Government policies likely to affect the media and communications sector are currently in flux due to the Federal election in November 2007, which resulted in a Labor Government coming to power for the first time in Austar’s history.

Broadly speaking, the regulatory framework in Australia distinguishes between the regulation of content services and the regulation of facilities used to transmit those services. The Australian Broadcasting Services Act 1992 (C’th) (BSA) regulates the ownership and operation of all categories of television and radio services in Australia and also aspects of Internet and mobile content. The technical delivery of Austar’s services is separately licensed under the Radiocommunications Act 1992 (C’th) (the Radiocommunications Act) or the Telecommunications Act 1997 (C’th), depending on the delivery technology utilized. Other legislation of key relevance to Austar is the Trade Practices Act 1974 (C’th), which includes competition and consumer protection regulation.

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

The BSA prohibits subscription television broadcasting licensees from obtaining exclusive rights to certain events that the Australian Government considers should be made freely available to the public. These events, which are specified on the “anti-siphoning list”, include a number of highly popular sporting events in Australia, and are currently protected until 2010. Effective January 1, 2007, changes to the anti-siphoning regime were introduced through the implementation of a “use it or lose it” scheme — the free to air (FTA) broadcaster’s use of sporting events are monitored, and the listed sporting events, which do not receive adequate coverage or which are not acquired by the FTA broadcasters, may be considered for permanent (or partial) removal from the anti-siphoning list. Despite its introduction, the “use it or lose it” scheme has not been effective to date.

Changes to media laws were passed in October 2006. Foreign ownership restrictions under the BSA were lifted in April 2007, although the media has been retained as a “sensitive sector” and foreign investment in the media sector remains subject to Treasurer approval. Cross media ownership rules have been amended to allow cross media transactions so that an operator can own two out of three types of media assets in a market, subject to there being at least five voices in metro markets and four voices in regional markets. The media reforms also included clarification on the following issues which impact Austar: (1) analogue switch-off to be targeted for 2010-2012; (2) no fourth commercial network until the end of the switch-off period; (3) FTA broadcasters to be permitted to provide one standard definition (SD) multi-channel from Jan 2009, although full multi-channeling to be prohibited for the FTA broadcasters until the end of the switch-off period; (4) the FTA restriction on simulcast of SD and HD was lifted such that FTA HD offerings can be enhanced with additional programming, however no FTA channel can broadcast listed sporting events on their SD or HD multi-channel unless the listed event has been or is being shown on the SD main channel; and (5) the public broadcasters’ restriction on the content of their multi-channels was lifted to enable their program offerings to be enhanced. The auction of two spare terrestrial television channels was to be delayed until switch-off. Of the two channels up for auction, Channel A is available for datacasting, community and narrowcasting services (FTA broadcasters are specifically excluded from controlling these services), and Channel B will be used for emerging new digital services such as mobile TV. Neither channel can be used for traditional in home commercial television or subscription broadcasting services. These policies are under review following the appointment of the Labor Government. Labor has indicated that they intend to fix an analogue switch-off date in 2013 and have suggested that they may conduct the license A and B auctions and will consider the introduction of a fourth commercial network prior to switch-off.

The BSA currently regulates Internet content. Internet service providers (ISPs) or Internet content hosts are not primarily liable for the content of material carried on their service; however, once notified of the existence of illegal or highly offensive material on their service, they have a responsibility to remove or block access to such material. There is also a prohibition on ISPs providing access to certain interactive gambling services to Australian-based customers or to provide certain Australian-based interactive gambling services to customers in designated countries. It is an offense to advertise interactive gambling services in Australia.

The Content Services Act was passed on June 21, 2007, and will become effective on January 20, 2008. It effectively prohibits the supply of certain Internet and mobile content to the public — Refused Classification and X18+; and Restricted 18+ and Mature Audiences 15+ content that is not subject to a restricted access system. The Act amends the BSA and replaces the current regulation of Internet content. The objective of the legislation is to ensure providers of content respect community standards and establish measures that protect children from inappropriate content. The Act sets up a complaints based scheme under which the ACMA can issue a notice to remove or disable access to prohibited or potentially prohibited content, or require providers to place such content behind a restricted access system designed to verify the age of those seeking access. Industry Code(s) are currently being developed to deal with content providers’ obligations to pre-assess content, the provision of consumer information and complaints handling mechanisms. There are exceptions for licensed broadcasting services (including ancillary subscription television content services such as on demand services) and retransmitted services, and for operators who do no more than provide a carriage service. The new regulation will impact the provision of Internet and mobile content by Austar as well as its role as an ISP.

In addition to licenses issued under the BSA, certain companies in the Austar group hold spectrum licenses issued under and regulated by the Radiocommunications Act. As described under “Operations — Asia/Pacific — Australia”, Austar has announced the proposed sale of these spectrum holdings, subject to the satisfaction of certain conditions. Until completion of the sale, the Austar group will continue to hold 19 spectrum licenses in the 2.3 GHz Band and 26 licenses in the 3.5 GHz Band covering geographic areas similar to Austar’s subscription television areas. These licenses expire in 2015. The spectrum licenses authorize the use of spectrum space rather than the use of a specific device or technology. Austar is using this spectrum to provide WiMax based broadband Internet services in two trial markets and will continue to operate in these markets following completion of the sale until the purchaser can provide an alternative network. Similar to the BSA, licenses issued under the Radiocommunications Act are subject to general license conditions and may be subject to specific license conditions, which can be added to, revoked or varied by written notice during the term of the license. Spectrum licensees must comply with core conditions of the license and be compatible with the technical framework for the bands. There are no restrictions on ownership/control of spectrum licenses except that the licensee must be a resident of Australia.

A subsidiary of Austar also holds a carrier license issued under the Telecommunications Act 1997 and a number of Austar companies operate as carriage service providers. These companies are required to comply with Australian telecommunications legislation, including legislation that establishes various access regimes. Companies in the Austar group provide dial-up and broadband Internet service and mobile telephony services. ISPs are considered carriage service providers for the purposes of the Telecommunications Act and must observe statutory obligations, including in relation to access, law enforcement and national security, and interception, and must become a member of the Telecommunications Industry Ombudsman scheme. ISPs must also observe various industry codes of practice relating to Internet content and Internet gambling. Mobile service providers must observe various regulation and industry codes of practice relating to mobile service provision, such as billing and mobile content.

The Americas

Chile

As described under “Operations — The Americas”, VTR is subject to certain regulatory conditions as a result of its combination with Metrópolis Intercom S.A. in April 2005. These conditions are in addition to the regulations described below.

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

Cable television service providers in Chile are not required to carry any specific programming, but some restrictions may apply with respect to allowable programming. The National Television Council has authority over programming content, and it may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. However, certain broadcasters have filed lawsuits against VTR claiming that VTR breached their intellectual property rights by retransmitting their signals. This issue is still pending before the Chilean courts and a final judicial decision is not expected until 2009.

Internet.  Internet services are considered complementary telecommunication services and, therefore, do not require concessions, permits or licenses.

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

VTR has been awarded wireless fixed telephony concessions under which it has an exclusive right to use a specific block of spectrum in 3,400 MHz in most of the Chilean regions. With these concessions, VTR plans to offer telephone and Internet services using WiMax technology, which is allowed under the concessions. Wireless fixed telephony concessions are granted for renewable terms of 30 years. Such concessions are non-exclusive.

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

The Chilean Antitrust Tribunal has found that the local telephone market in Chile is not competitive. As a result, the incumbent local telephony service provider in each market in Chile (typically Compañia de Telecomunicaciones de Chile SA (Telefónica)) must have its local telephone service rates set by regulatory authorities. VTR is not the incumbent service provider in any of the telephony markets where it operates and, therefore, it is not subject to rate regulation. In the future, these telephony markets may be determined by the Chilean Antitrust Tribunal to be competitive, in which case the incumbent operators would no longer be subject to price regulation. Long distance service rates are not currently regulated, since the long distance market is considered highly competitive.

Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities. This rate regulation is applicable to incumbent operators and all local and mobile telephone companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis, and are effective for five years. VTR’s interconnection and unbundling rates were established in June 2002, and are in the process to be renewed during the first quarter of 2008, for an additional five-year period.

Finally, in addition to the conditions on pricing imposed as a result of VTR’s combination with Metrópolis Intercom S.A. (see “Operations — The Americas”), with respect to VTR’s ability to increase the price of its different telecommunication services to its subscribers, the general Consumer Protection Laws contain provisions that may be interpreted by the authorities to require that any increase in rates to existing subscribers must be previously accepted and agreed to by those subscribers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing its subscriber rates in compliance with applicable laws.

Competition

The markets for video, broadband Internet and telephony services, and for video programming, generally are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face increased competition in these markets in the countries in which they operate, and specifically as a result of deregulation in the EU. The percentage information provided below for UPC Broadband is based on information from the website of DataXis for the second and third quarters of 2007. The percentage information for Telenet is based on information from the Internet Services Providers Association of Belgium for the third quarter of 2007 for

Internet and on internal market studies for video as of December 31, 2007, and for telephony as of September 30, 2007. For Japan, all percentage information is based on information obtained from the website of the Japanese Ministry of Internal Affairs and Communications, dated as of various dates from December 31, 2006 to December 31, 2007, and internal market studies as of December 31, 2007. For Chile, the percentage information is based on internal market studies, information obtained from public filings by competitors as of December 1, 2007, and market information provided by Latin Panel Chile SA. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband Internet and telephony.

Broadband Communications

Video Distribution

Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) over-the-air broadcast television services; (2) DTH satellite service providers; (3) digital terrestrial television (DTT) broadcasters; (4) other cable operators in the same communities that we serve; (5) other fixed line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products (a) through broadband Internet connections over networks using DSL or ADSL technology (which we refer to as DSL-TV), (b) through DTH satellite systems, or (c) over fiber optic lines of FTTH networks; (6) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.

•	Europe. In Europe, historically our principal competition in the provision of video services came from over-the-air broadcasters in all markets; DTH satellite providers in many markets, such as Austria and Ireland where we compete with long-established satellite platforms; and cable operators in certain markets, such as Poland and Romania where portions of our systems have been overbuilt. In some markets, competition from SMATV or MMDS could be a factor.

Today we are facing increased competition from both new entrants and established competitors using advanced technologies and aggressively priced services. DTT is increasingly a competitive reality in Europe via a number of different business models which range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is fast becoming a significant part of the competitive environment. Further launches of DTT and DSL-TV are expected in 2008.

In most of our Central and Eastern European markets, we are also experiencing significant competition from the DTH platform of a Romanian cable, telephony and Internet service provider, which is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Romania. The incumbent telecommunications operator in Romania also operates a competing DTH platform.

In most of our European markets, competitive video services are now being offered by the incumbent telecommunications operator, whose video strategies include DSL-TV, DTH and DTT. The ability of incumbent operators to offer the so-called “triple-play” of video, broadband Internet and telephony services is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators in a number of our larger markets have begun pricing their DSL-TV video packages at a discount to the retail price of the comparable digital cable service and including DVRs as a standard feature.

FTTH networks are, so far, rare in Europe, although they are present or planned in a number of countries. In addition, there is increasing willingness from government and quasi-government entities in Europe to invest in such networks, which would create a new source of competition.

We seek to compete by accelerating the migration of our customers from analog to digital services, upgrading our digital television service to include the functionality for VoD, HD, DVRs and other advanced products and services, and offering attractive content packages and bundles of services at reasonable prices.

The Netherlands. The Netherlands has one of the highest cable penetration rates in Europe with 83% of all households subscribing to a cable service. UPC Netherlands provides video cable services to 37% of the total video households in the Netherlands. Satellite television penetration is nine percent of the total video households. In addition to satellite television, we face increasing competition from DTT and DSL-TV services offered by Royal KPN NV, the incumbent telecommunications operator (KPN). KPN is the majority owner of the Dutch DTT service, Digitenne. It also launched a DSL-TV service in the second quarter of 2006, which includes VoD, an electronic program guide and a DVR. KPN is targeting our price sensitive analog customers and, more recently, our digital customers with discounted Digitenne and DSL-TV video packages, respectively. With its nationwide telecommunications network and ability to offer bundled triple-play services, KPN is expected to be a significant competitor. In 2007, UPC Netherlands launched VoD services across its entire digital subscriber base. DVR and HD boxes are also available to all UPC Netherlands digital customers.

Switzerland. We are the largest cable television provider in Switzerland based on number of video cable subscribers and are the sole provider in substantially all of our network area. Due to a small program offering, competition from terrestrial television in Switzerland is limited, although DTT is now available in most parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, we expect increased competition from satellite television operators. Swisscom, the incumbent telecommunications operator, launched its DSL-TV service in late 2006 and has grown to 60,000 subscribers through the end of the third quarter of 2007. In 2007, Cablecom rolled out a digital television platform, which provides the ability to offer premium video services such as VoD and interactive television in the future.

Austria. In Austria, we are the largest cable company based on number of video cable subscribers. Our primary competition for video customers is from FTA television received via satellite. Approximately 61% of Austrian households receive free television compared to approximately 39% of Austrian households receiving cable services. UPC Austria provides video cable services to approximately 65% of the households in Austria receiving cable services. UPC Austria faces increased competition in the future from developing technologies. The incumbent telecommunications operator, Telekom Austria AG, launched a DSL-TV service in early 2006, which incorporates advanced product features such as VoD. The public broadcaster, ORF, launched its DTT services in Vienna in October 2006. To stay competitive, in the fourth quarter of 2007, UPC Austria launched a new digital television platform with DVR functionality. This platform will be expanded to include HD channels and HD DVR functionality in 2008.

Hungary. In Hungary, we are the largest cable service provider based on number of video cable subscribers. Of the Hungarian households receiving cable television, 34% receive their cable service from UPC Hungary. In addition, UPC Hungary provides satellite service, branded UPC Direct, to 36% of Hungarian DTH households. Digi TV, a DTH service launched in April 2006, is an aggressive competitor targeting our analog cable and DTH subscribers with low-priced video packages. UPC Hungary also faces competition from Antenna Hungaria Rt., a digital MMDS provider (recently purchased by Swisscom), and from the incumbent telecommunications company Magyar Telekom Rt. (in which Deutshe Telekom has a majority stake), which launched a DSL-TV service in early 2006, including a VoD service to Internet subscribers of its ISP subsidiary, and is now offering triple-play packages. To meet such competition, UPC Hungary will be launching a digital television platform in the second quarter of 2008. The platform will include interactive television content and standard and HD DVR boxes. Programming options will also be expanded to include more premium channels and a selection of HD channels.

Belgium. In Belgium, we are the largest cable service provider based on number of video cable subscribers. Telenet provides video cable services to approximately 40% of the total video households in Belgium.

Telenet’s principal competitor is Belgacom, the incumbent telecommunications operator, which launched interactive digital television in June 2005 and is expected to launch HD service as part of its video offer in mid-2008. Belgacom also offers double-play and triple-play packages. We also face competition from TV Vlaanderen, which provides digital television via satellite. Our ability to expand our digital interactive services or any other video cable service on the partner networks will largely depend on legal actions related to a non-binding agreement in principle between Telenet and the PICs. See “Operations — Europe — Liberty Global Europe — Telenet (Belgium)”. Notwithstanding, we believe our extensive cable network and the broad acceptance of our basic cable television services, together with our extensive program options, allow us to compete effectively.

•	Asia/Pacific. Our principal competition in our Japanese cable television business comes from alternative distributors of television signals, including DTH satellite television providers and DTT, as well as from other distributors of video programming using broadband networks. Our current competitors in the satellite television industry include Japan Broadcasting Corporation and WOWOW Inc., which offer broadcast satellite analog and broadcast satellite digital television, and SKY PerfecTV for communications satellite digital television. The Law Concerning Broadcast on Telecommunications Service gives broadcast companies that do not have their own facilities the ability to provide broadcasting services over lines owned by other telecommunications companies. In addition, changes in the Cable Television Broadcast law will make it easier for alternative distributors to retransmit terrestrial television signals in the future. As a result, we anticipate that our Japanese operations will face increasing competition from other broadband providers of video services. These competitors include fixed line telecommunications operators, such as NTT, the incumbent operator, and KDDI Corporation (KDDI), each of whom currently offers video packages over their own FTTH networks that include popular cable and satellite, but not broadcast, channels. KDDI is also the majority shareholder of the second largest MSO in Japan. K-Opticom Corporation (K-Opticom), a subsidiary of a power company in the Kansai region that distributes its video service over its own FTTH network, and Opticast, Inc., a SKY PerfecTV affiliate that, in a marketing alliance with NTT, distributes its video service through NTT’s FTTH network, offer the full complement of popular video channels, including broadcast. Other competitors such as Softbank Corporation (Softbank) and Usen Corporation provide video content, including VoD-type content, through a website that may be accessed through their own and third party networks (both DSL and FTTH). Other cable television companies are not considered significant competitors in Japan due to the fact that their franchise areas rarely overlap with ours, and the investments required to install new cable would not be justified considering the competition in overlapping franchise areas. As of December 31, 2007, J:COM’s share of the multi-channel video market in Japan was approximately 8.5%.

•	The Americas. VTR competes primarily with DTH satellite service providers in Chile, including the incumbent Chilean telecommunications operator Telefónica, Telefónica de Sur (TelSur), Telmex Internacional SAB de CV (Telmex) and DirecTV Chile. Telefónica launched DTH service in June 2006 and offers double-play and triple-play packages of video, voice and Internet. Other competition comes from video services offered by or over the networks of fixed line telecommunications operators using DSL or ADSL technology (such as TelSur in the southern regions). GTD Manquehue offers triple-play packages over its hybrid fiber coaxial cable networks in localized areas of Santiago. Telmex is offering triple-play packages using DTH but is also starting to build a hybrid fiber coaxial cable network in certain areas of Santiago. As of December 1, 2007, VTR’s share of the video market in Chile was 70%, compared to 19% for Telefónica and 11% for all others. To effectively compete, VTR is expanding its digital platform to additional neighborhoods and has launched VoD, DVR and HD services.

Internet

With respect to broadband Internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, other cable-based ISPs, non-cable-based ISPs and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and broadband Internet services using DSL, ADSL or FTTH, in a range of product offerings with varying speeds and pricing, as well as interactive computer-

based services, data and other non-video services to homes and businesses. As the technology develops, competition from wireless services using WiMax and other technologies may become significant in the future. We are already seeing competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier’s broadband wireless data network with varying speeds and pricing. We seek to compete on speed and price, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering and a range of value added services.

•	Europe. Across Europe, our key competition in this product market is from the offering of broadband Internet products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster broadband offerings is further increasing the competitive pressure in this market. Broadband wireless services, however, are not yet well established, but mobile data card offers are beginning to have an impact.

In the Netherlands, we face competition from KPN, the largest broadband Internet provider, and operators using the unbundled local loop. As of December 31, 2007, UPC Netherlands provided broadband Internet services to 12% of the total broadband Internet market (or about 25% of our current footprint).

In Switzerland, Swisscom is the largest provider of broadband Internet services, with an estimated market share of half of all broadband Internet customers. Cablecom serves 20% of all broadband Internet customers.

UPC Austria’s largest competitor with respect to Internet services is the incumbent telecommunications company, Telekom Austria AG. In addition, UPC Austria faces competition from unbundled local loop access and mobile broadband operators, which has increased the competition in the broadband Internet market. The Austrian broadband Internet market is developing into a segmented market based on price, with a strong focus on the low and medium priced markets due to a general price decrease in the Austrian market. To compete, UPC Austria has launched new bundled offers specifically aimed at these market segments. UPC Austria uses its triple-play bundling capabilities across all market segments to encourage customers to switch from other providers to UPC Austria’s services and to reduce churn in the existing customer base.

In Hungary, the Internet market is growing rapidly. Our primary competitor is the incumbent telecommunications company, Magyar Telekom. More recently, we are also experiencing competition from mobile broadband operators. As of December 31, 2007, UPC Hungary provided broadband Internet services to 24% of the total broadband Internet market.

In Belgium, the internet market continues to grow at a significant pace. Telenet’s primary competitor is Belgacom and other DSL service providers. Belgacom is currently upgrading its network to enable enhanced Internet speeds. To compete, Telenet offers an “always on” broadband Internet service, with one of the fastest speeds available to residential customers. As of September 30, 2007, Telenet provided broadband Internet service to 37% of the total broadband Internet market in Belgium.

•	Asia/Pacific. In Japan, we compete with FTTH providers that offer broadband Internet through fiber-optic lines. FTTH-based players, including NTT, Usen Corporation, KDDI and K-Opticom, currently offer broadband Internet services through FTTH. Broadband Internet using FTTH technology has become more widely available, and pricing for these services has declined. We compete directly with ADSL providers, such as Softbank, that offer broadband Internet to subscribers. ADSL providers often offer their broadband Internet services at a cost lower than ours. If continued technological advances or investments by our competitors further improve the services offered through ADSL or FTTH, or make them more affordable or more widely available, cable modem Internet may become less attractive to our existing or potential subscribers. As of December 31, 2007, J:COM’s share of the high-speed (128 kbps and greater) broadband Internet market in Japan was approximately 4.5%.

•	The Americas. In Chile, VTR faces competition primarily from non-cable-based Internet service providers such as Telefónica and Telmex. VTR expects increased pricing and bandwidth pressure as these companies bundle their Internet service with other services. As of December 1, 2007, VTR’s share of the residential high-speed (128 kbps and greater) broadband Internet market in Chile was 47%, compared to 49% for Telefónica and four percent for all others. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service.

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

•	Europe. Across Europe our telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and new entrant VoIP operators offering service across broadband lines are also important in these markets. Generally, we expect telephony markets to remain extremely competitive.

In the Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed telephony service provider followed by two carriers that offer pre-select services.

In Belgium, Belgacom is the dominant telephony provider with an estimated 72% of the fixed-line telephony market in Flanders, excluding wholesale, at September 30, 2007. To gain market share, we offer VoIP telephony service and emphasize customer service and provide innovative plans to meet the needs of our customers. We also compete with mobile operators, including Belgacom, in the provision of our mobile service in Belgium.

In Austria and in Hungary, the incumbent telephone companies dominate the telephony market. Most of the fixed line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with circuit switched telephony services and VoIP over our cable plant. In Hungary, we provide circuit switched telephony services over our copper wire telephony network and VoIP telephony services over our cable plant. We continue to gain market share with our VoIP telephony service offerings in the Czech Republic, Hungary, Ireland, Poland, Romania, Slovak Republic and Slovenia.

•	Asia/Pacific. In Japan, our principal competition in our telephony business comes from NTT and KDDI. We also face increasing competition from new common carriers in the telephony market, as well as ISPs, such as Softbank, and FTTH-based providers, including K-Opticom. Further, Softbank Telecom Corp. and KDDI each offer low-cost fixed line telephony services. Many of these carriers offer VoIP, and call volume over fixed line services has generally declined as VoIP and mobile phone usage have increased. If competition in the fixed line telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. As of December 31, 2007, J:COM’s share of the fixed line telephony market in Japan was approximately 2.4%.

•	The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators such as TelSur, GTD Manquehue and Telmex. Telmex launched a telephony service through WiMax in March 2007. Telefónica and TelSur have substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. Claro Chile S.A., Telefonica Moviles Chile S.A. and Entel PCS Telecomunicaciones S.A. are the primary companies that offer mobile telephony in Chile. Competition in both the residential and business telephony markets is expected to increase over time with certain market trends and regulatory changes, such as general price competition, number portability, and the growth of VoIP services. VTR offers circuit switched and VoIP telephony services over its cable network. Although mobile phone use has increased, call volume over our fixed line services has continued to increase because of our flat fee offers. As of December 1, 2007, VTR’s share of the fixed line telephony market in Chile was 25%, compared to 60% for Telefónica and 15% for all others. To compete, VTR launched an unlimited flat fee service in September 2007.

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

Employees

As of December 31, 2007 we, including our consolidated subsidiaries, had an aggregate of approximately 22,000 employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.

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

The risk factors described in this section have been separated into four groups:

•	risks that relate to the competition we face and the technology used in our businesses;

•	risks that relate to our operating in overseas markets and being subject to foreign regulation;

•	risks that relate to certain financial matters; and

•	other risks, including risks that relate to our capitalization and the obstacles faced by anyone who may seek to acquire us.

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

Factors Relating to Competition and Technology

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers.  The markets for cable television, broadband Internet and telephony in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL or ADSL technology, FTTH networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses in Europe and Japan are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators. Our operating businesses in Central and Eastern Europe are experiencing significant competition from other DTH providers. In the provision of telephone and broadband Internet services, we primarily compete with the incumbent telecommunications operators in each country in which we operate. These operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play and triple-play bundles of services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitor’s products and services and strengthened their competitive position. Developments in wireless technology, such as WiMax, may lead to additional competitive challenges.

In some European markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTH networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there was no government involvement.

The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities and movies.

We expect the level and intensity of competition to increase in the future from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition may result in increased customer churn, reduce the rate of customer acquisition and lead to significant price competition, in each case resulting in decreases in revenue, operating margins, profitability and cash flows. The inability to compete effectively may result in the loss of subscribers, and our revenue and stock price may suffer.

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

Our capital expenditures may not generate a positive return.  The video, broadband Internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. No assurance can be given that our future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

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

We may not be able to obtain attractive programming at reasonable cost for our digital cable services, thereby lowering demand for our services.  We rely on programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital cable services on satisfactory terms or at all in order to offer compelling digital cable services. This may reduce demand for our services, thereby lowering our future revenue. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. This could further lower revenue and profitability. In addition, must carry requirements may consume channel capacity otherwise available for other services.

Factors Relating to Overseas Operations and Foreign Regulation

Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks.  Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	increases in taxes and governmental fees;

•	economic instability and related impacts on foreign currency exchange rates; and

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies.

Operational risks that we experienced in certain countries in the past and may again experience in the future as we seek to expand our operations into new countries include disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates.  Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. We also are exposed to foreign currency risk in situations where our debt is denominated in a currency other than the currency of the entity whose cash flows support our ability to repay or refinance such debt. In addition, our company and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than our respective functional currencies. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the euro and the Japanese yen due to the percentage of our U.S. dollar revenue that is derived from countries where these currencies are the functional currency. In addition, our operating results and financial condition are expected to be significantly impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australia dollar and other local currencies in Europe.

Our businesses are subject to risks of adverse regulation by foreign governments.  Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing eligibility rules and regulations, which vary by country. The provision of telephony services requires licensing from, or registration with, the appropriate regulatory authorities and entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce which could dampen the growth of the Internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our businesses may already be licensed, and may require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. In some cases, ownership restrictions may apply to broadband communications and/or programming businesses. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses.

Businesses that offer multiple services, such as video distribution as well as Internet and telephony, or both video distribution and programming content, are facing increased regulatory review from competition authorities in several countries in which we operate, with respect to their businesses and proposed business combinations. For example, the regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and in certain countries have imposed access obligations. Depending on the terms on which third parties are granted access to our distribution infrastructure for the delivery of video, audio, Internet or other services, those providers could compete with services similar to those which our businesses offer, which could lead to significant price competition and loss of market share.

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

We may have to pay U.S. taxes on earnings of certain of our foreign subsidiaries regardless of whether such earnings are actually distributed to us, and we may be limited in claiming foreign tax credits; since substantially all of our revenue is generated through foreign investments, these tax risks could have a material adverse impact on our effective income tax rate, financial condition and liquidity.  Certain foreign corporations in which we have interests, particularly those in which we have controlling interests, are considered to be “controlled foreign corporations” under U.S. tax law. In general, our pro rata share of certain income earned by our subsidiaries that are controlled foreign corporations during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income when the income is earned, regardless of whether the income is distributed to us. This income, typically referred to as “Subpart F income”, generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. In addition, a U.S. stockholder of a controlled foreign corporation may be required to include in income its pro rata share of the controlled foreign corporation’s increase in the average adjusted tax basis of any investment in U.S. property held by the controlled foreign corporation to the extent the controlled foreign corporation has positive current or accumulated earnings and profits (other than Subpart F income). This is the case even though the U.S. stockholder may not have received any actual cash distributions from the controlled foreign corporation. Since we are investors in foreign corporations, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, we cannot assure you that we will be able to do so or that any of such measures will not be challenged.

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

Factors Relating to Certain Financial Matters

We may not report net earnings.  We reported losses from continuing operations of $422.6 million, $334.0 million and $59.6 million during 2007, 2006 and 2005, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or at all.

We may not freely access the cash of our operating companies.  Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) interest and dividend income received on our cash and cash equivalents and investments, and (iii) proceeds received upon the exercise of stock options. LGI also has access to $215.0 million of borrowings pursuant to the LGI Credit Facility. From time to time, we also receive distributions, loans or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be subject to onerous tax consequences. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.

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

We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries.  We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to EURIBOR, LIBOR, TIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost.

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects.  We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 21 to our consolidated financial statements). At December 31, 2007, our total consolidated outstanding debt and capital lease obligations was $18.4 billion, of which $383.2 million is due over the next 12 months. While we currently believe we will have the financial resources to meet our financial obligations when they come due, we cannot anticipate what our future condition will be. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all, particularly in light of current market conditions. During 2007, we used our available liquidity to purchase $1,861.0 million of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.

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

The liquidity and value of our interests in our subsidiaries may be adversely affected by stockholder agreements and similar agreements to which we are a party.   We own equity interests in a variety of international broadband communications and video programming businesses. Certain of these equity interests are held pursuant to stockholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those interests. Most of these agreements subject the transfer of such equity interests to consent rights or rights of first refusal of the other stockholders or partners. In certain cases, a change in control of the company or the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other stockholders or partners. Some of our subsidiaries are parties to loan agreements that restrict changes in ownership of the borrower without the consent of the lenders. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold.

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

John C. Malone has significant voting power with respect to corporate matters considered by our stockholders.  John C. Malone beneficially owns outstanding shares of our common stock representing 27.1% of our aggregate voting power as of February 21, 2007. Including stock options held by Mr. Malone, the voting power of the shares beneficially owned by him was 33.1% at that date. By virtue of Mr. Malone’s voting power in our company, as well as his position as our Chairman of the Board, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.  Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to 10 votes per share; a Series A that entitles the holders to one vote per share; and a Series C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 80% of the voting power of our outstanding common stock or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation or bylaws; and

•	the existence of authorized and unissued stock, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

Our incentive plan may also discourage, delay or prevent a change in control of our company even if such change of control would be in the best interests of our stockholders.

LGI International’s potential indemnity liability to Liberty Media if the spin off is treated as a taxable transaction could materially adversely affect our prospects and financial condition.  LGI International entered into a tax sharing agreement with Liberty Media in connection with LGI International’s spin off from Liberty Media on June 7, 2004. In the tax sharing agreement, LGI International agreed to indemnify Liberty Media and its subsidiaries, officers and directors for any loss, including any adjustment to taxes of Liberty Media, resulting from (1) any action or failure to act by LGI International or any of LGI International’s subsidiaries following the completion of the spin off that would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction to Liberty Media and to Liberty Media’s stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (the Code) or (2) any breach of any representation or covenant given by LGI International or one of LGI International’s subsidiaries in connection with any tax opinion delivered to Liberty Media relating to the qualification of the spin off as a tax-free distribution described in Section 355 of the Code. LGI International’s indemnification obligations to Liberty Media and its subsidiaries, officers and directors are not limited in amount or subject to any cap. If LGI International is required to indemnify Liberty Media and its subsidiaries, officers and directors under the circumstances set forth in the tax sharing agreement, LGI International may be subject to substantial liabilities.

Item 1.B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

During 2007, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.

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

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. The following is a description of certain legal proceedings to which certain of our subsidiaries are parties. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.

Cignal.  On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Liberty Global Europe’s subsidiary, Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an IPO, as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal Shareholders would be entitled until October 31, 2001, to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the Shareholders Agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals decision in the event that Liberty Global Europe’s appeal is not dismissed by the Dutch Supreme Court.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy

Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007, following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiff’s claims against Liberty Global Europe and the other defendants. We expect the plaintiffs will appeal the District Court’s decision to the Court of Appeals.

Class Action Lawsuits Relating to the LGI Combination.  In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit was filed in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International of the agreement and plan of merger for the combination of the two companies under LGI. The defendants named in these actions include UGC, former directors of UGC, and LGI International. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action, In re UnitedGlobalCom, Inc. Shareholders Litigation (C.A. No. 1012-VCS). Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in that court, pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Chancery Court was formally advised that the parties had reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to plaintiffs’ counsel). A stipulation of settlement setting forth the terms of the settlement and release of claims was filed with the Delaware Chancery Court on February 20, 2008. The stipulation of settlement is subject to customary conditions, including Court approval following notice to class members and a hearing by the Court to determine the fairness, adequacy and reasonableness of the settlement, and entry of an agreed upon final judgment. If the Court determines not to approve the settlement, the stipulation of settlement will terminate. The defendants continue to believe that a fair process was followed and a fair price was paid in connection with the LGI Combination.

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

Market Information

We have three series of common stock, LGI Series A, LGI Series B and LGI Series C, which trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2007
First quarter	$33.23	$28.38	$33.75	$28.88	$30.79	$26.90
Second quarter	$41.27	$32.79	$41.17	$33.15	$39.60	$30.06
Third quarter	$45.00	$38.22	$45.00	$38.50	$42.74	$36.39
Fourth quarter	$42.86	$34.91	$45.05	$35.14	$39.89	$33.25
Year ended December 31, 2006
First quarter	$22.49	$18.21	$22.74	$19.05	$21.11	$17.43
Second quarter	$23.80	$20.17	$24.18	$19.94	$23.25	$19.54
Third quarter	$26.04	$20.33	$26.00	$20.85	$25.45	$19.87
Fourth quarter	$29.33	$25.04	$29.39	$25.05	$28.19	$24.31

Holders

As of February 21, 2008, there were 2,574, 126 and 2,627 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder).

Dividends

We have not paid any cash dividends on LGI Series A, Series B and Series C common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations including applicable Delaware law. There are currently no contractual restrictions on our ability to pay dividends in cash or stock, although credit facilities to which certain of our subsidiaries are parties would restrict our ability to access their cash for, among other things, our payment of cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2007:

							Approximate
							dollar value
							of shares that
							may yet be
					Total number of shares		purchased
					purchased as part of		under the
	Total number of		Average price		publicly announced		plans or
Period	shares purchased		paid per share (a)		plans or programs		programs

October 1, 2007 through
October 31, 2007	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	$ (b	)
November 1, 2007 through
November 30, 2007	Series A:	2,100,411	Series A:	$36.76	Series A:	2,100,411
	Series C:	2,951,346	Series C:	$35.08	Series C:	2,951,346	$ (b	)
December 1, 2007 through
December 31, 2007	Series A:	3,368,986	Series A:	$39.69	Series A:	3,368,986
	Series C:	7,290,544	Series C:	$37.71	Series C:	7,290,544	$ (b	)
Total — October 1, 2007 through December 31, 2007	Series A:	5,469,397	Series A:	$38.57	Series A:	5,469,397
	Series C:	10,241,890	Series C:	$36.95	Series C:	10,241,890	$ (b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	Under the 2007 Repurchase Program, we were authorized to acquire up to $500 million of our LGI Series A and Series C common stock, or any combination of our LGI Series A and Series C common stock through open market transactions and/or privately negotiated transactions, which may include derivative transactions. At December 31, 2007, the remaining amount authorized under the 2007 Repurchase Plan was $60.6 million. In January 2008, we purchased the remaining amount authorized under the 2007 Repurchase Plan and our board of directors authorized the 2008 Repurchase Plan, which provides for additional repurchases of up to $500 million of our LGI Series A and Series C common stock or any combination of our LGI Series A and Series C common stock. At February 21, 2008, the remaining amount authorized under the 2008 Repurchase Plan was $170.7 million.

In addition to the shares listed in the table above, 25,982 shares of LGI Series A common stock and 25,981 shares of LGI Series C common stock were surrendered during the fourth quarter of 2007 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	SELECTED FINANCIAL DATA

The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of LGI International’s predecessor for periods prior to the June 7, 2004 Spin-Off transaction, whereby LGI International’s common stock was distributed on a pro rata basis to Liberty Media’s stockholders as a dividend, and (ii) LGI (as the successor to LGI International) and its consolidated subsidiaries for periods following such date. The following selected financial data was derived from the audited consolidated financial statements of LGI and its predecessors as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. This information is only a summary, and should be read together with our consolidated financial statements included elsewhere herein.

	December 31,
	2007 (a)	2006 (a)	2005 (a)	2004 (b)	2003
	amounts in millions

Summary Balance Sheet Data:
Investment in affiliates	$388.6	$1,062.7	$789.0	$1,865.6	$1,740.6
Property and equipment, net	$10,608.5	$8,136.9	$7,991.3	$4,303.1	$97.6
Intangible assets (including goodwill), net	$15,315.4	$11,698.0	$10,839.9	$3,280.6	$693.5
Total assets	$32,618.6	$25,569.3	$23,378.5	$13,702.4	$3,687.0
Debt and capital lease obligations, including current portion	$18,353.4	$12,230.1	$10,115.0	$4,992.7	$54.1
Stockholders’ equity	$5,836.1	$7,247.1	$7,816.4	$5,237.1	$3,418.6

	Year ended December 31,
	2007 (a)	2006 (a)	2005 (a)	2004 (b)	2003
	amounts in millions, except per share amounts

Summary Statement of Operations Data:
Revenue	$9,003.3	$6,483.9	$4,517.3	$2,112.8	$108.4
Operating income (loss)	$666.8	$352.3	$250.1	$(275.8)	$(1.5)
Earnings (loss) from continuing operations	$(422.6)	$(334.0)	$(59.6)	$7.0	$20.9
Earnings (loss) from continuing operations per share — Series A, Series B and Series C common stock (pro forma for Spin-Off in 2004 and 2003) (c)	$(1.11)	$(0.76)	$(0.14)	$0.02	$0.07

(a)	Prior to 2005, we accounted for our interest in Super Media/J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media/J:COM as consolidated subsidiaries effective January 1, 2005. In addition, on June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly owned subsidiaries of LGI. Prior to 2007, we accounted for our interest in Telenet using the equity method. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We also completed a number of other acquisitions during 2007, 2006 and 2005. For additional information, see note 4 to our consolidated financial statements.

(b)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J:COM and SC Media. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled our company to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our consolidated financial position and results of operations since January 1, 2004.

(c)	Pro forma earnings per common share amounts for 2004 and 2003 were computed assuming that the shares issued in the Spin-Off were outstanding since January 1, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements, our off balance sheet arrangements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risks that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2007.

Overview

We are an international provider of video, voice and broadband Internet services with consolidated broadband communications and/or DTH satellite operations at December 31, 2007 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband Internet services in 10 European countries and in Chile. As further described in note 10 to our consolidated financial statements, (i) our 100% ownership interest in Cablecom, a broadband communications operator in Switzerland, and (ii) our 80% ownership interest in VTR, a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Telenet (51.1% at December 31, 2007), which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4 to our consolidated financial statements), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.9% at December 31, 2007), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (53.4% at December 31, 2007), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and other services to certain of our broadband communications operations, primarily in Europe.

As further described in note 4 to our consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2007, 2006 and 2005 results of operations. Certain of the more significant of these transactions are listed below:

(i)	the acquisition of JTV Thematics, the thematics channel business of SC Media, through the September 1, 2007 merger of JTV Thematics with J:COM;

(ii)	the consolidation of Telenet, a broadband communications provider in Belgium, effective January 1, 2007 for financial reporting purposes;

(iii)	J:COM’s acquisition of a controlling interest in Cable West, a broadband communications provider in Japan, on September 28, 2006;

(iv)	the consolidation of Karneval, a broadband communications provider in the Czech Republic, effective September 18, 2006;

(v)	the acquisition of a controlling interest in Austar, a DTH satellite provider in Australia, on December 14, 2005;

(vi)	the acquisition of Cablecom, a broadband communications provider in Switzerland, on October 24, 2005;

(vii)	the acquisition of Astral, a broadband communications provider in Romania, on October 14, 2005;

(viii)	the acquisition of the remaining 46.6% interest in UGC that we did not already own through the consummation of the LGI Combination on June 15, 2005;

(ix)	the consolidation of NTL Ireland, a broadband communications provider in Ireland, effective May 9, 2005; and

(x)	VTR’s acquisition of Metrópolis, a broadband communications provider in Chile, on April 13, 2005.

In addition to the transactions listed above, we have also completed a number of less significant acquisitions in Europe and Japan during 2007, 2006 and 2005.

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

From a strategic perspective, we are seeking to build broadband communications and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined in note 21 to our consolidated financial statements). We also seek to leverage the reach of our broadband distribution systems to create new content opportunities in order to increase our distribution presence and maximize operating efficiencies. As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

From an operational perspective, we focus on achieving organic revenue growth in our broadband communications operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations, acquisitions and dispositions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband Internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video on demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2007, our consolidated subsidiaries owned and operated networks that passed 30,210,100 homes and served 24,034,700 revenue generating units (RGUs), consisting of 14,741,100 video subscribers, 5,377,600 broadband Internet subscribers and 3,916,000 telephony subscribers.

Including the effects of acquisitions, we added a total of 4,602,500 RGUs during 2007. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, we added 1,445,800 RGUs on an organic basis during 2007 (including 163,100 added by Telenet), as compared to 1,631,000 RGUs that were added on an organic basis during 2006. Our organic RGU growth during 2007 is attributable to the growth of our broadband Internet services, which added 782,100 RGUs, and our digital telephony services, which added 741,100 RGUs. We experienced a net organic decline of 77,400 video RGUs during 2007, as decreases in our analog cable RGUs of 1,110,700 and our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 24,400 were not fully offset by increases in our digital cable RGUs of 926,600 and our DTH video RGUs of 131,100. We expect that competitive and other factors will continue to adversely impact our ability to maintain or increase our video RGUs, particularly in Europe.

As discussed under Discussion and Analysis of our Consolidated Operating Results below, our consolidated revenue increased 9.3% on an organic basis during 2007, as compared to a 12.4% organic increase during 2006. The decline in our organic revenue growth rate is due primarily to increasing competition and the continuing maturation of certain of our broadband communications markets. In particular, increasing competition in the Netherlands, Austria, Romania, the Czech Republic and other parts of Europe has contributed to a lower number of organic RGU additions in our European broadband communications markets in 2007, as compared to 2006. In Romania, where we are seeing significant competition from several alternate providers, we experienced an organic decline of 26,900 RGUs during 2007, as significant declines in Romania’s video RGUs were only partially offset by increases in broadband Internet and telephony RGUs. Competition also negatively impacted our ability to maintain or increase our monthly subscription fees for our service offerings during 2007, as we increasingly used bundling and promotional discounts to maintain or increase our RGUs. In this regard, we experienced declines from 2006 to 2007 in the average monthly subscription revenue earned per average RGU (ARPU) from broadband Internet and telephony services in most of our broadband communications markets. The negative impact of these declines was somewhat offset by improvements in (i) the mix of services provided in most of our markets, and (ii) video ARPU in certain of our markets, particularly those where we are offering digital cable services, as the ARPU from digital cable services is significantly higher than the ARPU we receive for analog cable services. Although we monitor and respond to competition in each of our markets, no assurance can be given that our efforts to improve our competitive position will be successful, and accordingly, that we will be able to reverse negative trends such as those described above. For additional information concerning the revenue trends of our reportable segments, see Discussion and Analysis of our Reportable Segments — Revenue — 2007 compared to 2006 below.

Despite the competitive pressures that we experienced during 2007, we were able to manage our operating and SG&A expenses such that we experienced expansion in the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments (except for our Telenet (Belgium) segment, which reflects the consolidation of Telenet effective January 1, 2007). For additional information, see the discussion of the operating and SG&A expenses and the operating cash flow margins of our reportable segments under Discussion and Analysis of our Reportable Segments below.

Over the next few years, we believe that we will continue to be challenged to maintain recent historical organic revenue and RGU growth rates as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. During this time frame, we expect that (i) increases in our digital cable, telephony, broadband Internet and DTH RGUs will more than offset decreases in our analog cable RGUs and (ii) the ARPU of our reportable segments will remain relatively unchanged, as the negative impact of competitive factors, particularly with respect to our broadband Internet and telephony services, is expected to offset the positive impacts of (a) the continued migration of video subscribers from analog to digital cable services and (b) other improvements in the mix of services provided to our subscriber base. We also believe that during this time frame we will see (i) modest improvements in our operating cash flow margins and (ii) declines in our aggregate capital expenditures and capital lease additions, as a percentage of revenue. Notwithstanding the above, we expect that we will be challenged to maintain or improve our current subscriber retention rates as competition grows. To the extent that we experience higher subscriber disconnect rates, we expect that it will be more difficult to control certain components of our operating, marketing and capital costs. Our expectations with respect to the items discussed in this paragraph are subject to competitive developments and other factors outside of our control, and no assurance can be given that actual results in future periods will not differ materially from our expectations.

The video, broadband Internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. As noted above, we expect that the percentage of revenue represented by our aggregate capital expenditures and capital lease additions will decline over the next few years, due primarily to our belief that the capital required to upgrade our broadband communications networks will decline over this time frame. No assurance can be given that actual results will not differ materially from our expectations as factors outside of our control, such as significant increases in competition or the introduction of new technologies, could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that our future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

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

We offer broadband Internet services in all of our broadband communications markets. Our residential subscribers generally access the Internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband Internet service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary, Ireland, Japan and the Netherlands, we provide circuit switched telephony services and voice-over-Internet-protocol, or “VoIP” telephony services. Telephony services in the remaining markets are provided using VoIP technology. In select markets, including Australia, we also offer mobile telephony services using third-party networks.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2007, 2006 and 2005 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and the Japanese yen. In this regard, 38.8% and 25.0% of our U.S. dollar revenue during 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The amounts presented and discussed below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband Internet services. Certain segments also provide CLEC and other B2B services. At December 31, 2007, our operating segments in the UPC Broadband Division provided services in

10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in Czech Republic, Poland, Romania, Slovak Republic and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar and other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

As further discussed in notes 4 and 5 to our consolidated financial statements, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment. We present only the reportable segments of our continuing operations in the following tables.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 21 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for (i) 2007 as compared to 2006, and (ii) 2006 as compared to 2005. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2007, 2006 and 2005 at the end of this section.

Substantially all of the significant increases during 2007, as compared to 2006, in our revenue, operating expenses and SG&A expenses for our Telenet (Belgium) segment are attributable to the effects of our January 1, 2007 consolidation of Telenet, and accordingly, we do not separately discuss the results of our Telenet (Belgium) segment below. Telenet provides services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 10 to our consolidated financial statements), with the networks owned by Telenet accounting for approximately 70% of the aggregate homes passed by the combined networks and the Telenet Partner Network accounting for the remaining 30%. For information concerning Telenet’s ongoing negotiations and litigation with the PICs with respect to the Telenet Partner Network, see note 20 to our consolidated financial statements. Telenet’s organic revenue growth rate in 2008 is expected to fall within a range of 5% to 6%. This growth rate reflects, among other factors, the effects of anticipated declines in Telenet’s revenue from set top box sales and interconnect fees in 2008, as compared to 2007. No assurance can be given that actual results in future periods will not differ materially from our expectations.

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

Revenue of our Reportable Segments

Revenue — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$1,060.6	$923.9	$136.7	14.8	5.2
Switzerland	873.9	771.8	102.1	13.2	8.3
Austria	503.1	420.0	83.1	19.8	9.9
Ireland	307.2	262.6	44.6	17.0	7.3

Total Western Europe	2,744.8	2,378.3	366.5	15.4	7.3

Hungary	377.1	307.1	70.0	22.8	7.4
Other Central and Eastern Europe	806.1	574.0	232.1	40.4	24.0

Total Central and Eastern Europe	1,183.2	881.1	302.1	34.3	18.2

Central and corporate operations	11.1	17.9	(6.8)	(38.0)	(40.7)

Total UPC Broadband Division	3,939.1	3,277.3	661.8	20.2	10.0
Telenet (Belgium)	1,291.3	43.8	1,247.5	N.M.	N.M.
J:COM (Japan)	2,249.5	1,902.7	346.8	18.2	19.4
VTR (Chile)	634.9	558.9	76.0	13.6	11.7
Corporate and other	975.7	772.3	203.4	26.3	16.2
Intersegment eliminations	(87.2)	(71.1)	(16.1)	(22.6)	(12.2)

Total consolidated LGI	$9,003.3	$6,483.9	$2,519.4	38.9	31.1

N.M. — Not Meaningful

The Netherlands.  The Netherlands’ revenue increased $136.7 million or 14.8% during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, the Netherlands’ revenue increased $48.0 million or 5.2%. This increase is attributable to an increase in subscription revenue, primarily due to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by a decline in average video RGUs. The decline in average video RGUs includes a decline in average analog cable RGUs that was not fully offset by a gain in average digital cable RGUs. The decline in average video RGUs is largely due to the effects of competition from KPN, the incumbent telecommunications operator in the Netherlands. We believe that most of the declines in the Netherlands’ analog cable RGUs during 2007 were attributable to competition from KPN. We expect that we will continue to face significant competition from KPN in future periods.

ARPU was relatively unchanged during 2007, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of digital cable, telephony and broadband Internet RGUs, and (ii) an increase in ARPU from video services were offset by decreases in ARPU from broadband Internet and telephony services. The increase in ARPU from video services primarily is attributable to (i) the positive impact of growth in the Netherlands’ digital cable services, and (ii) a January 2007 price increase for certain analog cable services. The decrease in ARPU from broadband Internet services primarily is attributable to a higher proportion of broadband Internet customers selecting lower-priced tiers of service and higher bundling discounts. The decrease in ARPU from telephony services during 2007 is due primarily to higher promotional and bundling discounts.

Subscription revenue for the 2006 period includes $9.6 million related to the release of deferred revenue (including $4.8 million that was released during the fourth quarter of 2006) in connection with rate settlements with certain municipalities. There were no such releases during 2007.

As compared to 2006, the net number of digital cable RGUs added by the Netherlands during 2007 declined substantially. This decline is due in part to the continued emphasis on more selective marketing strategies. Although the Netherlands’ emphasis on more selective marketing strategies has resulted in a more gradual pacing of the Netherlands digital migration efforts, we have seen the positive impact of these strategies in 2007 in the form of reductions in certain marketing, operating and capital costs and improved subscriber retention rates.

Switzerland.  Switzerland’s revenue increased $102.1 million or 13.2% during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, Switzerland’s revenue increased $64.3 million or 8.3%. Most of this increase is attributable to an increase in subscription revenue, as the number of average broadband Internet, telephony and video RGUs was higher during 2007, as compared to 2006. ARPU remained relatively constant during 2007, as the positive impact of an improvement in Switzerland’s RGU mix, attributable to a higher proportion of telephony, broadband Internet and digital cable RGUs, was offset by a decrease in ARPU from telephony and broadband Internet services. ARPU from video services remained relatively unchanged during 2007 as the positive impact of Switzerland’s digital migration efforts was offset by the negative impact of Switzerland’s adoption of certain provisions of the regulatory framework established by the Swiss Price Regulator in November 2006. In order to comply with this regulatory framework, Switzerland began offering a lower-priced tier of digital cable services and decreased the rental price charged for digital cable set top boxes during the second quarter of 2007. ARPU from telephony services decreased during 2007 primarily due to the impact of lower call volumes and competitive factors. The decrease in ARPU from broadband Internet services primarily is attributable to customers selecting lower-priced tiers of service and competitive factors. An increase in revenue from B2B services and other non-subscription revenue also contributed to the increase in Switzerland’s revenue.

Austria.  Austria’s revenue increased $83.1 million or 19.8% during 2007, as compared to 2006. This increase includes a $21.4 million increase that is attributable to the impacts of the March 2006 INODE acquisition and the October 2007 Tirol acquisition. Excluding the effects of the INODE and Tirol acquisitions and foreign exchange rate fluctuations, Austria’s revenue increased $20.2 million or 4.8%. The majority of this increase is attributable to an increase in subscription revenue, as the number of average broadband Internet RGUs and, to a lesser extent, telephony and video RGUs, was higher during 2007, as compared to 2006. ARPU remained relatively unchanged during 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog cable services were offset by the negative impacts of lower ARPU from broadband Internet and telephony services. The decrease in ARPU from broadband Internet services is attributable to higher discounting in response to increased competition and a higher proportion of customers selecting lower-priced tiers of service. The decrease in ARPU from telephony services primarily is due to (i) lower call volumes, (ii) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit switched telephony service, and (iii) higher discounting. Telephony revenue in Austria decreased slightly on an organic basis during 2007, as the negative effect of the decrease in telephony ARPU was only partially offset by the positive impact of higher average telephony RGUs. An increase in revenue from B2B services also contributed to the increase in Austria’s revenue during 2007.

Ireland.  Ireland’s revenue increased $44.6 million or 17.0% during 2007 as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, Ireland’s revenue increased $19.1 million or 7.3%. This increase is attributable to an increase in subscription revenue as a result of higher average RGUs and slightly higher ARPU during 2007, as compared to 2006. The increase in average RGUs primarily is attributable to an increase in the average number of broadband Internet RGUs. The increase in ARPU during 2007 primarily is due to the positive effects of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) a November 2006 price increase for certain broadband Internet and MMDS video services and (iii) lower promotional discounts for broadband Internet services.

Hungary.  Hungary’s revenue increased $70.0 million or 22.8% during 2007, as compared to 2006. This increase includes $1.9 million attributable to the impact of a January 2007 acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Hungary’s revenue increased $20.9 million or 6.8%. The majority of this increase is attributable to higher subscription revenue, as higher average numbers of broadband Internet and telephony RGUs were only partially offset by lower average numbers of analog cable and DTH RGUs. ARPU declined slightly during 2007, as the positive effects of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and (ii) a January 2007 rate increase for analog cable services were more than offset by the negative impacts of (a) increases in discounting due to competitive factors, (b) a higher proportion of customers selecting lower-priced broadband Internet tiers, (c) growth in Hungary’s VoIP telephony service, which generally is priced slightly lower than Hungary’s circuit switched telephony services, and (d) lower telephony call volume. Due primarily to the decline in ARPU from telephony services, Hungary also experienced a slight organic decline in revenue from telephony services during 2007, as compare to 2006. Hungary is continuing to experience organic declines in analog cable RGUs, primarily due to the effects of competition from an alternative DTH provider. The majority of Hungary’s analog cable subscriber losses during 2007 have occurred in certain municipalities where the technology of our networks limits our ability to create a less expensive tier of service that would more effectively compete with the alternative DTH provider. Due to a decrease in the average number of DTH and analog cable RGUs and lower ARPU from DTH video services as a result of competitive and other factors, Hungary experienced a slight decline in revenue from video services during 2007, as compared to 2006. An increase in revenue from B2B services, which more than offset decreases in certain other categories of non-subscription revenue, also contributed to the increase in Hungary’s revenue during 2007.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $232.1 million or 40.4% during 2007, as compared to 2006. This increase includes $69.2 million attributable to the aggregate impact of the September 2006 consolidation of Karneval and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $68.6 million or 11.9%. This increase primarily is attributable to an increase in subscription revenue as a result of higher average RGUs during 2007, as compared to 2006. The increase in average RGUs during 2007 is attributable to higher average numbers of (i) broadband Internet RGUs (mostly in Poland, Romania and the Czech Republic), (ii) telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania) and, (iii) to a much lesser extent, video RGUs as increases in average video RGUs in Slovenia, the Czech Republic and Poland were partially offset by decreases in Romania. ARPU in our Other Central and Eastern Europe segment increased slightly during 2007 as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, (ii) January 2007 rate increases for video services in certain countries and (iii) somewhat higher ARPU from telephony services due to increased call volumes (primarily in Poland and Romania) were offset by the negative effects of higher discounting related to increased competition and a higher proportion of broadband Internet subscribers selecting lower-priced tiers.

We continue to experience increased competition in Romania, the Czech Republic and other parts of Central and Eastern Europe, due largely to the effects of competition from alternative providers. In Romania, where we are facing intense competition from multiple alternative providers (two of which are also offering telephony and broadband Internet services), we experienced significant organic declines in video RGUs during 2007. In response to the elevated level of competition in Romania, we are implementing aggressive pricing and marketing strategies in order to mitigate or reverse organic analog cable RGU declines. These strategies, which are expected to adversely impact Romania’s organic revenue growth rates and result in increased capital expenditures in the near term, are being implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods. In light of the foregoing discussion, we expect Romania’s organic revenue growth rate in 2008 to be significantly lower than Romania’s organic revenue growth rate during 2007, and that the overall organic revenue growth rate for our Other Central and Eastern Europe segment will be somewhat impacted by the lower growth rate in Romania. No assurance can be given that actual results in future periods will not differ materially from our expectations.

J:COM (Japan).  J:COM’s revenue increased $346.8 million or 18.2% during 2007, as compared to 2006. This increase includes a $194.0 million increase that is attributable to the aggregate impact of (i) the September 2007 acquisition of JTV Thematics, (ii) the September 2006 acquisition of Cable West and (iii) other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $175.6 million or 9.2%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of video, telephony and broadband Internet RGUs during 2007. ARPU remained relatively unchanged during 2007, as the positive effects of (i) a higher proportion of digital cable RGUs and (ii) a higher proportion of broadband Internet subscribers selecting higher-priced tiers of service were largely offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes.

VTR (Chile).  VTR’s revenue increased $76.0 million or 13.6% during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, VTR’s revenue increased $65.1 million or 11.7%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of broadband Internet, telephony and video RGUs during 2007. ARPU decreased somewhat during 2007, as the positive impacts of (i) inflation adjustments to certain rates for analog cable and broadband Internet services, (ii) increases in the proportion of subscribers selecting higher-speed broadband Internet services over the lower-speed alternatives and digital cable over analog cable services, and (iii) the migration of a significant number of telephony subscribers to a fixed-rate plan were more than offset by the negative effects of (a) higher bundling discounts, (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services and (c) lower call volumes for telephony subscribers that remain on a usage-based plan.

Revenue — 2006 compared to 2005

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$923.9	$857.3	$66.6	7.8	6.7
Switzerland	771.8	122.1	649.7	532.1	505.0
Austria	420.0	329.0	91.0	27.7	26.3
Ireland	262.6	188.1	74.5	39.6	36.5

Total Western Europe	2,378.3	1,496.5	881.8	58.9	57.1

Hungary	307.1	281.4	25.7	9.1	14.8
Other Central and Eastern Europe	574.0	368.5	205.5	55.8	48.1

Total Central and Eastern Europe	881.1	649.9	231.2	35.6	33.7

Central and corporate operations	17.9	3.3	14.6	442.4	418.5

Total UPC Broadband Division	3,277.3	2,149.7	1,127.6	52.5	50.6
Telenet (Belgium)	43.8	40.1	3.7	9.2	8.4
J:COM (Japan)	1,902.7	1,662.1	240.6	14.5	20.9
VTR (Chile)	558.9	444.2	114.7	25.8	19.8
Corporate and other	772.3	266.0	506.3	190.3	188.8
Intersegment eliminations	(71.1)	(44.8)	(26.3)	(58.7)	(56.4)

Total consolidated LGI	$6,483.9	$4,517.3	$1,966.6	43.5	43.8

The Netherlands.  The Netherlands’ revenue increased $66.6 million or 7.8% during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations and an acquisition, the Netherlands’ revenue increased $51.3 million or 6.0%. This increase is attributable to an increase in subscription revenue and, to a lesser extent, higher non-subscription revenue.

The increase in subscription revenue during 2006 is due primarily to higher average RGUs, as increases in average telephony and broadband Internet RGUs were only partially offset by a decline in average video RGUs. The decline in average video RGUs includes a decline in average analog cable RGUs that was not fully offset by a gain in digital cable RGUs. The decline in average video RGUs is due largely to the effects of competition. A slight increase in ARPU also contributed to the increase, as the positive effects of (i) an improvement in the Netherlands’

RGU mix, attributable to a higher proportion of telephony, broadband Internet and digital cable RGUs, (ii) a January 2006 rate increase for analog cable services and (iii) an increase of $6.6 million, due primarily to the release of deferred revenue (including $4.8 million that was released during the fourth quarter of 2006) in connection with rate settlements with certain municipalities, were largely offset by the following negative factors:

•	a decrease in the average rates charged for digital cable services due to price decreases during the fourth quarter of 2005 for pre-existing digital cable subscribers to harmonize rates and promotional discounts implemented in connection with the Netherlands’ digital migration efforts (as discussed below);

•	an increase in discounting in connection with campaigns designed to promote product bundling;

•	a decrease in ARPU from broadband Internet services due to a higher proportion of customers selecting lower-priced tiers and competitive factors; and

•	a decrease in ARPU from telephony services due to competitive factors and lower call volumes.

The increase in the Netherlands’ non-subscription revenue during 2006 is due primarily to increases in revenue from B2B services, mobile telephony services (including mobile handset sales) and interconnect fees, partially offset by lower revenue from installation fees.

In October 2005, we initiated a program to migrate over time the Netherlands’ analog cable customers to digital cable service. In this program, we provided the customer with a digital interactive television box and, for a promotional period following acceptance of the box, the digital entry level service at no incremental charge to the customer over the standard analog rate. During the second half of 2006, we added a lower number of digital cable RGUs as compared to the first half of 2006. This decline principally was associated with the adoption of a more selective approach to distributing digital cable interactive television boxes to subscribers.

Switzerland.  Switzerland’s revenue increased $649.7 million or 532.1% during 2006, as compared to 2005. This increase includes a $576.0 million increase that is attributable to the impact of the October 2005 Cablecom acquisition. Excluding the effects of foreign exchange rate fluctuations and the Cablecom acquisition, Switzerland’s revenue increased $40.6 million or 33.3%, including organic growth that occurred during the ten months ended October 31, 2006. Most of this increase is attributable to an increase in subscription revenue as the number of average broadband Internet, telephony and video RGUs was higher in 2006, as compared to 2005. ARPU increased slightly during 2006, as the positive effects of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of telephony, broadband Internet and digital cable, and (ii) a January 2006 price increase for analog cable services were only partially offset by lower ARPU from telephony and broadband Internet services. ARPU from telephony service decreased during 2006 primarily due to the impact of competitive factors. ARPU from broadband Internet services decreased during 2006 primarily due to customers selecting lower-priced tiers of service. Excluding organic revenue growth that occurred during the ten months ended October 31, 2006, Switzerland’s revenue increased 16.5% during the two months ended December 31, 2006, as compared to the corresponding prior year period in which we owned Cablecom.

Austria.  Austria’s revenue increased $91.0 million or 27.7% during 2006, as compared to 2005. This increase includes a $73.7 million increase that is attributable to the impact of the March 2006 INODE acquisition. Excluding the effects of the INODE acquisition and foreign exchange rate fluctuations, Austria’s revenue increased $13.0 million or 3.9%. The majority of this increase is attributable to an increase in subscription revenue, as the positive effects of higher average RGUs were partially offset by a slight decline in ARPU. The increase in average RGUs during 2006 is attributable to a significant increase in the average number of broadband Internet RGUs, as a small increase in the average number of telephony RGUs largely offset a small decrease in the average number of video RGUs. The slight decline in ARPU during 2006 is attributable to lower ARPU from broadband Internet and telephony services, primarily as a result of an increase in discounting due to competitive factors. In addition, ARPU from telephony services decreased due to (i) the 2006 introduction in Austria of VoIP telephony services, which generally are priced slightly lower than Austria’s circuit switched telephony service, and (ii) lower telephony call volume resulting from increased customer usage of off-network calling plans. These negative factors were partially offset by the positive effects of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, (ii) a January 2006 rate increase for analog cable services and (iii) an increase in subscribers selecting premium digital services. Telephony revenue in Austria decreased somewhat during 2006, as the negative effect of the decrease in telephony ARPU more than offset the positive impact of higher average telephony RGUs. Increases in revenue from B2B services, installation fees and other non-subscription revenue also contributed to the increase in Austria’s revenue.

Ireland.  Ireland’s revenue increased $74.5 million or 39.6% during 2006 as compared to 2005. This increase includes a $47.8 million increase that is attributable to the May 2005 NTL Ireland acquisition. Excluding the effects of the NTL Ireland acquisition and foreign exchange rate fluctuations, Ireland’s revenue increased $20.9 million or 11.1%. Most of this increase is attributable to higher subscription revenue, as the number of average broadband Internet and video RGUs was higher in 2006 as compared to 2005. A slight increase in ARPU also contributed to the increase in subscription revenue, as the positive effects of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a January 2006 rate increase for analog cable services in Ireland were only partially offset by the negative effects of higher discounting due to competitive factors and an increase in the proportion of subscribers selecting lower-priced broadband Internet tiers.

Hungary.  Hungary’s revenue increased $25.7 million or 9.1% during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations, Hungary’s revenue increased $41.6 million or 14.8%. This increase is attributable to an increase in subscription revenue that was only partially offset by a decrease in telephony transit revenue, as discussed below. Most of this increase in subscription revenue is attributable to increases in the average number of broadband Internet, telephony and DTH RGUs and, to a lesser extent, analog cable RGUs. An increase in ARPU also contributed to the increase in subscription revenue as the positive effects of improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, and a January 2006 rate increase for analog cable services were only partially offset by the negative impacts on ARPU of (i) an increase in discounting due to competitive factors, (ii) a higher proportion of customers selecting lower-priced broadband Internet tiers, (iii) growth in Hungary’s VoIP telephony services, which generally are priced lower than Hungary’s circuit switched telephony services, and (iv) lower telephony call volume. During each of the last three quarters of 2006, Hungary experienced slight organic declines in video RGUs, primarily due to the effects of competition from an alternative DTH provider. As noted above, Hungary’s comparatively low-margin telephony transit service revenue decreased by $10.3 million during 2006, as compared to 2005. This decrease is due to a lower volume of transit traffic since late 2005, when certain alternative providers of telecommunications services began directly interconnecting with traditional telecommunications networks, bypassing Hungary’s broadband networks.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $205.5 million or 55.8% during 2006, as compared to 2005. This increase includes a $113.5 million increase that is attributable to the aggregate impact of the October 2005 Astral and the February 2005 Telemach acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $62.1 million or 16.9% during 2006. This increase is attributable to an increase in subscription revenue, as the number of average RGUs was higher in 2006 as compared to 2005. Higher ARPU during 2006 also contributed to the increase in subscription revenue. The growth in RGUs during 2006 is attributable to increases in the average number of broadband Internet, video and telephony RGUs, with most of the broadband Internet growth occurring in Poland, Romania and the Czech Republic, most of the video growth occurring in the Czech Republic and Romania, and most of the telephony growth attributable to the expansion of VoIP telephony services in Poland and Romania. ARPU increased during 2006 as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of broadband Internet RGUs, (ii) rate increases for video services in certain countries and (iii) an increase in the number of customers selecting premium video services in Romania more than offset the negative effects of a higher proportion of broadband Internet subscribers selecting lower-priced tiers and higher discounting related to increased competition. During 2006, we have experienced increased competition for video RGUs in Central and Eastern Europe due largely to the effects of competition from an alternative DTH provider that is competing with us in most of our Central and Eastern European markets.

J:COM (Japan).  J:COM’s revenue increased $240.6 million or 14.5% during 2006, as compared to 2005. This increase includes a $141.8 million increase that is attributable to the aggregate impact of the September 2006 Cable West, February 2005 J:COM Chofu Cable and the September 2005 J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $206.2 million or 12.4%. Most of this increase is attributable to an increase in subscription revenue, primarily due to increases in the average number of J:COM’s telephony, broadband Internet and video RGUs during 2006. ARPU remained relatively constant, as the positive effects of an increased proportion of subscribers selecting digital cable over analog cable services and higher-speed broadband Internet services over lower-speed alternatives were largely offset by the negative effects of an increase in product bundling discounts and lower telephony ARPU due to decreases in customer call volumes. Increases in construction services and advertising revenue and other non-subscription revenue also contributed to the increase in J:COM’s revenue.

VTR (Chile).  VTR’s revenue increased $114.7 million or 25.8% during 2006, as compared to 2005. This increase includes a $19.2 million increase attributable to the April 2005 Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s revenue increased $68.6 million or 15.5%. Most of this increase is attributable to an increase in subscription revenue, due primarily to growth in the average number of VTR’s broadband Internet, telephony and digital cable RGUs. ARPU declined slightly during 2006, as the positive effects of (i) January and August 2006 inflation adjustments to rates for video services and (ii) an increase in the proportion of subscribers selecting digital cable over analog cable services were more than offset by the negative impacts of an increase in product bundling and promotional discounts.

Operating Expenses of our Reportable Segments

Operating expenses — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$362.8	$328.2	$34.6	10.5	1.4
Switzerland	304.4	268.9	35.5	13.2	8.1
Austria	180.0	152.8	27.2	17.8	8.2
Ireland	156.2	136.5	19.7	14.4	5.0

Total Western Europe	1,003.4	886.4	117.0	13.2	5.1

Hungary	137.7	116.8	20.9	17.9	3.0
Other Central and Eastern Europe	295.9	217.8	78.1	35.9	20.1

Total Central and Eastern Europe	433.6	334.6	99.0	29.6	14.1

Central and corporate operations	80.7	77.8	2.9	3.7	(5.3)

Total UPC Broadband Division	1,517.7	1,298.8	218.9	16.9	6.8
Telenet (Belgium)	495.4	12.8	482.6	N.M.	N.M.
J:COM (Japan)	890.2	788.3	101.9	12.9	14.1
VTR (Chile)	254.7	240.1	14.6	6.1	4.3
Corporate and other	656.8	503.1	153.7	30.6	19.4
Intersegment eliminations	(86.5)	(71.8)	(14.7)	(20.5)	(9.9)

Total operating expenses excluding stock-based compensation expense	3,728.3	2,771.3	957.0	34.5	26.7

Stock-based compensation expense	12.2	7.0	5.2	74.3

Total consolidated LGI	$3,740.5	$2,778.3	$962.2	34.6

N.M. — Not Meaningful

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-

based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $218.9 million or 16.9% during 2007, as compared to 2006. This increase includes a $35.2 million increase attributable to the aggregate impact of the INODE, Karneval, Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s operating expenses increased $53.6 million or 4.1%, primarily due to the net effect of the following factors:

•	An increase in outsourced labor and consulting fees of $16.6 million or 20.4% during 2007, due primarily to (i) the use of third parties to manage excess call center volume associated with growth in digital cable, broadband Internet and VoIP telephony services, primarily in Switzerland and Ireland, and (ii) increased costs related to network maintenance and upgrade activity in Ireland;

•	An increase in programming and copyright costs of $16.1 million or 6.0% during 2007, primarily due to an increase in costs for content and interactive digital services related to subscriber growth on the digital platform, primarily in the Netherlands;

•	An increase in interconnect costs of $14.2 million or 5.0% during 2007, primarily due to growth in telephony subscribers in the Netherlands;

•	A decrease in personnel costs of $14.1 million or 4.9% during 2007, largely due to decreased headcount in (i) the Netherlands, primarily due to the integration of the Netherlands’ B2B and broadband communications operations, and (ii) Switzerland, primarily due to increased usage of third parties to manage excess call volume. These decreases were partially offset by an increase in personnel costs in our customer care centers, primarily in Austria, Poland and Romania;

•	An increase in bad debt expense of $10.9 million or 24.4% during 2007, due primarily to (i) an increase in uncollectible accounts and collection costs in Romania and (ii) higher revenue in 2007, as compared to 2006. The increase in Romania is due in part to higher levels of subscriber disconnects resulting from increased competition. These increases are partially offset by lower bad debt expense in Austria, primarily due to improved collection efforts; and

•	An $8.0 million increase (including a $7.4 million increase during the fourth quarter of 2007) resulting primarily from the Netherlands’ release of accruals during 2006 in connection with the resolution of certain operational contingencies.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $101.9 million or 12.9%, during 2007, as compared to 2006. This increase includes a $66.6 million increase that is attributable to the aggregate impact of the JTV Thematics, Cable West and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s operating expenses increased $44.5 million or 5.6%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes the following factors:

•	An increase in programming and related costs of $22.4 million or 9.9% as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services; and

•	An increase in salaries and other staff related costs of $11.4 million or 7.6%.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $14.6 million or 6.1%, during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, VTR’s operating expenses increased $10.3 million or 4.3%. This increase, which is due largely to the increased scope of VTR’s business, is primarily attributable to (i) a $5.0 million or 18.4% increase in technical services and network maintenance costs and (ii) a $4.8 million or 7.2% increase in programming costs.

Operating expenses — 2006 compared to 2005

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$328.2	$288.7	$39.5	13.7	12.4
Switzerland	268.9	51.6	217.3	421.1	398.8
Austria	152.8	112.0	40.8	36.4	35.0
Ireland	136.5	96.8	39.7	41.0	38.1

Total Western Europe	886.4	549.1	337.3	61.4	59.3

Hungary	116.8	119.7	(2.9)	(2.4)	2.9
Other Central and Eastern Europe	217.8	140.1	77.7	55.5	47.7

Total Central and Eastern Europe	334.6	259.8	74.8	28.8	27.1

Central and corporate operations	77.8	75.5	2.3	3.0	2.3

Total UPC Broadband Division	1,298.8	884.4	414.4	46.9	45.0
Telenet (Belgium)	12.8	12.5	0.3	2.4	2.0
J:COM (Japan)	788.3	690.1	98.2	14.2	20.6
VTR (Chile)	240.1	190.3	49.8	26.2	20.0
Corporate and other	503.1	185.2	317.9	171.7	169.5
Intersegment eliminations	(71.8)	(43.2)	(28.6)	(66.2)	(64.7)

Total operating expenses excluding stock-based compensation expense	2,771.3	1,919.3	852.0	44.4	44.5

Stock-based compensation expense	7.0	9.9	(2.9)	(29.3)

Total consolidated LGI	$2,778.3	$1,929.2	$849.1	44.0

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $414.4 million or 46.9% during 2006, as compared to 2005. This increase includes a $328.9 million increase attributable to the aggregate impact of the Karneval, Cablecom, NTL Ireland, Astral, INODE and Telemach acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s operating expenses increased $60.0 million or 6.8%, primarily due to the net effect of the following factors:

•	An increase in direct programming and copyright costs of $20.3 million or 7.7% during 2006, representing the net effect of (i) a $29.1 million increase in costs for content and interactive digital services related to subscriber growth on the digital and DTH platforms and, to a lesser extent, higher rates charged by certain content providers, and (ii) an $8.8 million decrease related to the termination of an unfavorable programming contract in May 2005;

•	An increase in telephony network usage and hosting costs of $14.1 million or 39.3% during 2006, primarily related to an increase in overall call volumes in the Netherlands;

•	An increase in network related expenses of $8.5 million or 8.3% during 2006, primarily attributable to higher maintenance costs, primarily in the Netherlands, and an increase in the costs required to support the higher level of average RGUs during 2006, as compared to 2005;

•	An increase in salaries and other staff related costs of $7.2 million or 4.4% during 2006, primarily reflecting (i) increased overall staffing levels, including the replacement of temporary personnel and external contractors with full-time employees, particularly in the customer care and customer operations areas and (ii) annual wage increases. These increases were partially offset by a lower number of full-time employees in Switzerland, cost savings in Ireland related to the integration of NTL Ireland and Chorus, and higher levels of labor costs allocated to certain capital projects. The increased staffing levels are necessary to sustain the higher levels of activity resulting from:

•	higher subscriber numbers;

•	the greater volume of calls received by customer care centers in the Netherlands and elsewhere due to increases in digital cable, broadband Internet and telephony subscribers. On a per subscriber basis, these services typically generate more calls than our analog cable service;

•	The Netherlands’ digital migration efforts; and

•	increased customer service standard levels.

•	A $6.9 million decrease (including a $6.1 million decrease during the fourth quarter of 2006) resulting primarily from the Netherlands’ release of accruals during 2006 in connection with the resolution of certain operational contingencies;

•	An increase in bad debt expense of $6.4 million during 2006, due primarily to higher revenue from our increasing subscriber base; and

•	Other individually insignificant increases during 2006, including increases in the cost of mobile handsets sold in the Netherlands, and other costs associated with the increased scope of the UPC Broadband Division’s business.

We incurred significant operating costs during 2006 and, to a lesser extent, 2005 in connection with the Netherlands’ digital migration efforts.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $98.2 million or 14.2%, during 2006, as compared to 2005. This increase includes a $32.4 million increase that is attributable to the aggregate impact of the Cable West, J:COM Chofu Cable, J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s operating expenses increased $109.4 million or 15.9%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes (i) a $46.7 million increase in programming and related costs as a result of growth in the number of digital cable customers, (ii) an increase in the costs incurred by J:COM in connection with construction services provided by J:COM to affiliates and third parties, (iii) an increase in network operating expenses, maintenance and technical support costs and (iv) an increase in salaries and other staff related costs.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $49.8 million or 26.2%, during 2006, as compared to 2005. This increase includes an $11.1 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s operating expenses increased $27.0 million or 14.2%. This increase, which is primarily attributable to growth in VTR’s subscriber base, is primarily the result of increases in customer care, technical support, labor, interconnect charges and programming costs.

SG&A Expenses of our Reportable Segments

SG&A expenses — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$141.3	$143.8	$(2.5)	(1.7)	(9.8)
Switzerland	150.2	149.2	1.0	0.7	(3.9)
Austria	85.6	71.5	14.1	19.7	9.5
Ireland	46.3	46.2	0.1	0.2	(7.4)

Total Western Europe	423.4	410.7	12.7	3.1	(4.0)

Hungary	49.5	45.0	4.5	10.0	(3.8)
Other Central and Eastern Europe	106.2	91.8	14.4	15.7	2.9

Total Central and Eastern Europe	155.7	136.8	18.9	13.8	0.7

Central and corporate operations	168.2	146.3	21.9	15.0	5.3

Total UPC Broadband Division	747.3	693.8	53.5	7.7	(1.1)
Telenet (Belgium)	198.8	6.9	191.9	N.M.	N.M.
J:COM (Japan)	447.7	375.8	71.9	19.1	20.3
VTR (Chile)	131.0	120.3	10.7	8.9	7.1
Corporate and other	183.1	178.9	4.2	2.3	(1.9)
Inter-segment eliminations	(0.7)	0.7	(1.4)	(200.0)	(171.4)

Total SG&A expenses excluding stock-based compensation expense	1,707.2	1,376.4	330.8	24.0	18.3

Stock-based compensation expense	181.2	63.0	118.2	187.6

Total consolidated LGI	$1,888.4	$1,439.4	$449.0	31.2

N.M. — Not Meaningful.

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $53.5 million or 7.7%, during 2007 as compared to 2006. This increase includes $21.3 million attributable to the aggregate impact of the INODE, Karneval, Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $29.0 million or 4.2%. The decrease in the UPC Broadband Division’s SG&A expenses primarily is attributable to the following factors:

•	A decrease in personnel costs of $14.6 million or 5.0% during 2007, due to lower staffing levels, primarily due to the integration of certain components of our operations within the Czech Republic, the Netherlands and Ireland;

•	A decrease in sales and marketing expenses and commissions of $5.1 million or 2.9% during 2007, primarily related to (i) lower costs incurred in connection with the Netherlands digital migration efforts, primarily due to an emphasis on more selective marketing strategies, and (ii) a decrease in sales and marketing costs in Hungary, primarily due to cost containment efforts. These decreases were partially offset by increased sales and marketing expenses and commissions in Ireland, Romania and Austria, primarily due to competitive factors; and

•	A decrease in outsourced labor and consulting costs of $4.9 million or 23.5% during 2007, primarily due to professional fees incurred in Switzerland during 2006 related to integration activities subsequent to the acquisition of Cablecom.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $71.9 million or 19.1% during 2007, as compared to 2006. This increase includes $57.2 million attributable to the aggregate impact of the JTV Thematics, Cable West and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $18.9 million or 5.0%. This increase primarily is attributable to an increase in labor and related overhead costs of $16.2 million or 5.8% associated with higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $10.7 million or 8.9% during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, VTR’s SG&A expenses increased $8.5 million or 7.1%. This increase, which is due largely to the increased scope of VTR’s business, is primarily attributable to an increase in labor and related costs (including consulting and outsourcing) of $5.0 million or 13.3%.

SG&A expenses — 2006 compared to 2005

	Year ended				Increase
	December 31,		Increase		excluding FX
	2006	2005	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$143.8	$121.7	$22.1	18.2	16.8
Switzerland	149.2	26.9	122.3	454.6	430.8
Austria	71.5	51.3	20.2	39.4	37.6
Ireland	46.2	32.4	13.8	42.6	39.0

Total Western Europe	410.7	232.3	178.4	76.8	74.2

Hungary	45.0	38.3	6.7	17.5	23.3
Other Central and Eastern Europe	91.8	60.4	31.4	52.0	43.1

Total Central and Eastern Europe	136.8	98.7	38.1	38.6	35.4

Central and corporate operations	146.3	131.4	14.9	11.3	9.9

Total UPC Broadband Division	693.8	462.4	231.4	50.0	47.7
Telenet (Belgium)	6.9	6.1	0.8	13.1	12.5
J:COM (Japan)	375.8	335.7	40.1	11.9	18.3
VTR (Chile)	120.3	102.4	17.9	17.5	11.7
Corporate and other	178.9	105.4	73.5	69.7	69.5
Inter-segment eliminations	0.7	(1.6)	2.3	143.8	150.0

Total SG&A expenses excluding stock-based compensation expense	1,376.4	1,010.4	366.0	36.2	36.2

Stock-based compensation expense	63.0	49.1	13.9	28.3

Total consolidated LGI	$1,439.4	$1,059.5	$379.9	35.9

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $231.4 million or 50.0%, during 2006 as compared to 2005. This increase includes a $162.4 million increase that is attributable to the aggregate impact of the Karneval, Cablecom, NTL

Ireland, Astral, INODE, Telemach and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses increased $53.3 million or 11.5%, primarily due to the net effect of the following factors:

•	An increase in sales and marketing expenses and commissions of $32.4 million or 34.9% during 2006, reflecting the cost of marketing campaigns designed to promote the Netherlands’ digital migration efforts, RGU growth (including campaigns designed to promote the growth of VoIP telephony services), product bundling and brand awareness;

•	An increase in salaries and other staff related costs of $19.7 million or 15.7% during 2006, reflecting (i) increased staffing levels in sales and marketing, finance and information technology functions, including the addition of full-time employees to replace temporary personnel and external contractors, (ii) increased costs related to new employee bonus plans that were implemented in 2006 and (iii) annual wage increases. These increases were partially offset by a lower number of full-time employees in Switzerland;

•	A decrease in outsourced labor and consulting fees of $7.6 million or 15.6% during 2006, primarily due to (i) lower fees attributable to our internal controls attestation process and (ii) the replacement of external consultants with full-time employees, particularly in our information technology department; and

•	An increase in utilities and facilities costs of $4.5 million or 8.3% during 2006, primarily due to increased office space requirements related to personnel increases throughout the UPC Broadband Division.

We incurred significant SG&A costs during 2006 and, to a lesser extent, 2005 in connection with the Netherlands’ digital migration efforts.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $40.1 million or 11.9% during 2006, as compared to 2005. This increase includes a $58.3 million increase that is attributable to the aggregate impact of the Cable West, J:COM Chofu Cable, J:COM Setamachi acquisitions and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $3.1 million or 0.9%. This increase is primarily attributable to higher labor and related overhead costs associated with an increase in staffing levels and annual wage increases, partially offset by lower marketing and advertising costs during 2006, as costs incurred in connection with a rebranding initiative undertaken by J:COM during the first half of 2005 were not repeated during 2006.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $17.9 million or 17.5% during 2006, as compared to 2005. This increase includes a $5.6 million increase that is attributable to the impact of the Metrópolis acquisition. Excluding the effects of the Metrópolis acquisition and foreign exchange rate fluctuations, VTR’s SG&A expenses increased $6.4 million or 6.3%. This increase is primarily attributable to increases in sales commissions, offset in part by lower labor and related costs. The lower labor and related costs are due largely to non-recurring labor costs that were incurred during 2005 in connection with the integration activities that followed the Metrópolis combination.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 21 to our consolidated financial statements.

Operating Cash Flow — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$556.5	$451.9	$104.6	23.1	12.7
Switzerland	419.3	353.7	65.6	18.5	13.6
Austria	237.5	195.7	41.8	21.4	11.4
Ireland	104.7	79.9	24.8	31.0	19.7

Total Western Europe	1,318.0	1,081.2	236.8	21.9	13.3

Hungary	189.9	145.3	44.6	30.7	14.5
Other Central and Eastern Europe	404.0	264.4	139.6	52.8	34.4

Total Central and Eastern Europe	593.9	409.7	184.2	45.0	27.4

Central and corporate operations	(237.8)	(206.2)	(31.6)	(15.3)	(5.2)

Total UPC Broadband Division	1,674.1	1,284.7	389.4	30.3	19.1
Telenet (Belgium)	597.1	24.1	573.0	N.M.	N.M.
J:COM (Japan)	911.6	738.6	173.0	23.4	24.7
VTR (Chile)	249.2	198.5	50.7	25.5	23.3
Corporate and other	135.8	90.3	45.5	50.4	31.9

Total	$3,567.8	$2,336.2	$1,231.6	52.7	43.8

Operating Cash Flow — 2006 compared to 2005

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2006	2005	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$451.9	$446.9	$5.0	1.1	0.3
Switzerland	353.7	43.6	310.1	711.2	676.9
Austria	195.7	165.7	30.0	18.1	17.0
Ireland	79.9	58.9	21.0	35.7	32.6

Total Western Europe	1,081.2	715.1	366.1	51.2	49.9

Hungary	145.3	123.4	21.9	17.7	23.7
Other Central and Eastern Europe	264.4	168.0	96.4	57.4	50.3

Total Central and Eastern Europe	409.7	291.4	118.3	40.6	39.1

Central and corporate operations	(206.2)	(203.6)	(2.6)	(1.3)	(0.4)

Total UPC Broadband Division	1,284.7	802.9	481.8	60.0	58.5
Telenet (Belgium)	24.1	21.5	2.6	12.1	10.9
J:COM (Japan)	738.6	636.3	102.3	16.1	22.8
VTR (Chile)	198.5	151.5	47.0	31.0	24.9
Corporate and other	90.3	(24.6)	114.9	467.1	464.4

Total	$2,336.2	$1,587.6	$748.6	47.2	47.6

N.M. — Not Meaningful

Operating Cash Flow Margin — 2007, 2006 and 2005

The following table sets forth the operating cash flow margins of our reportable segments:

	Year ended
	December 31,
	2007	2006	2005
	%

UPC Broadband Division:
The Netherlands	52.5	48.9	52.1
Switzerland	48.0	45.8	35.7
Austria	47.2	46.6	50.4
Ireland	34.1	30.4	31.3

Total Western Europe	48.0	45.5	47.8

Hungary	50.4	47.3	43.9
Other Central and Eastern Europe	50.1	46.1	45.6

Total Central and Eastern Europe	50.2	46.5	44.8

Total UPC Broadband Division, including central and corporate costs	42.5	39.2	37.3

Telenet (Belgium)	46.2	55.0	53.6
J:COM (Japan)	40.5	38.8	38.3
VTR (Chile)	39.3	35.5	34.1

The improvement in the operating cash flow margins of our reportable segments during 2007 and 2006 is generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and synergies and cost savings resulting from the continued integration of acquisitions have also positively impacted the operating cash flow margins of our reportable segments. The significant improvement in the operating cash flow margin of the Netherlands during 2007 is principally due to cost reductions associated with the more gradual pacing of the Netherlands’ digital migration efforts and personnel reductions associated with the integration of the Netherlands’ B2B and broadband communications operations. The decrease in the operating cash flow margin of our Telenet (Belgium) segment during 2007 is due to the fact that 2006 does not include the results of Telenet. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. Due largely to the anticipated continuation of our cost containment efforts, we expect that the operating cash flow margins of the UPC Broadband Division, Telenet, J:COM and VTR will improve in 2008, as compared to 2007. As discussed under Overview and Revenue of our Reportable Segments above, our broadband communications operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments. No assurance can be given that the actual 2008 operating cash flow margins achieved by our reportable segments will not vary from our current expectations.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

2007 compared to 2006

Revenue

Our total consolidated revenue increased $2,519.4 million during 2007, as compared to 2006. This increase includes a $1,414.4 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $600.1 million or 9.3% during 2007, as compared to 2006. As discussed in greater detail under Discussion and Analysis of Reportable Segments — Revenue — 2007 compared to 2006 above, most of these increases are attributable to RGU growth. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our total consolidated operating expenses increased $962.2 million during 2007, as compared to 2006. This increase includes a $533.2 million increase that is attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $5.2 million during 2007. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $206.5 million or 7.5% during 2007, as compared to 2006. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2007 compared to 2006 above, this increase generally reflects (i) increases in programming costs, (ii) increases in labor costs, (iii) increases in interconnect costs and (iv) less significant net increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expenses

Our total consolidated SG&A expenses increased $449.0 million during 2007, as compared to 2006. This increase includes a $271.0 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $118.2 million. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses decreased $19.6 million or 1.4% during 2007, as compared to 2006. For additional information, see discussion under Discussion and Analysis of Reportable Segments — SG&A Expenses — 2007 compared to 2006 above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Year ended
	December 31,
	2007	2006
	in millions

LGI Series A, Series B and Series C common stock:
LGI Performance Plans	$108.2	$—
Stock options, SARs, restricted stock and restricted stock units	47.3	58.0
Restricted Shares of LGI and Zonemedia (a)	16.2	7.1
Austar Performance Plan	9.5	—
Other	12.2	4.9

Total	$193.4	$70.0

Operating expense	$12.2	$7.0
SG&A expense	181.2	63.0

Total	$193.4	$70.0

(a)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes stock-based compensation related to restricted shares of Zonemedia and LGI stock held by certain Zonemedia employees of $16.2 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

For additional information concerning our stock-based compensation, see notes 2 and 14 to our consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $608.4 million during 2007, as compared to 2006. This increase includes a $390.3 million increase that is attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $85.5 million or 4.5% during 2007, as compared to 2006. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, and (ii) decreases associated with certain of VTR’s network assets becoming fully depreciated.

Provisions for litigation

As further described in note 20 to our consolidated financial statements, we recorded provisions for litigation of (i) $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions, and (ii) $25.0 million during the fourth quarter of 2007, representing the binding agreement that was reached in January 2008, subject to the Court’s approval, to settle the shareholder litigation related to the LGI Combination. For additional information, see note 20 to our consolidated financial statements.

Impairment, restructuring and other operating charges, net

Our total consolidated impairment, restructuring and other operating charges, net, increased $14.3 million during 2007, as compared to 2006. This increase is primarily attributable to (i) a $7.2 million increase in net restructuring charges, primarily related to (i) the cost of terminating certain employees in connection with integration of our B2B and broadband communications operations in the Netherlands and (ii) the cost of terminating certain employees in connection with the restructuring of our broadband communications operations in Ireland. For additional information regarding our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our total consolidated interest expense increased $308.7 million during 2007, as compared to 2006. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $242.5 million during 2007, as compared to 2006. This increase is primarily attributable to a $4.8 billion or 45.0% increase in our average outstanding indebtedness. The increase in debt primarily is attributable to debt incurred or assumed in connection with recapitalizations and acquisitions. Our weighted average interest rate remained relatively unchanged during 2007, as compared to 2006, primarily due to increases in certain interest rates that were partially offset by decreases associated with the refinancing of the LG Switzerland PIK Loan Facility. For additional information, see notes 8 and 10 to our consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income increased $29.9 million during 2007, as compared to 2006. The increase is attributable to an increase in interest income related to higher average consolidated cash and cash equivalent balances and, to a lesser extent, higher average interest rates earned on such balances. Dividend income decreased slightly during 2007 as dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for 2007 includes $18.1 million of dividends earned on our investment in ABC Family preferred stock. The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized gains (losses) on financial and derivative instruments, net, in our consolidated statements of operations. For additional information, see notes 5, 7 and 8 to our consolidated financial statements.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net, including any other-than-temporary declines in value:

	Year ended
	December 31,
	2007	2006
	in millions

SC Media (a)	$16.7	$34.4
TKP Poland	7.7	(1.2)
XYZ Network	5.5	4.3
Mediatti	(0.9)	(5.3)
Melita (b)	2.1	3.7
Telenet (c)	—	(24.3)
Other	2.6	1.4

Total	$33.7	$13.0

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

(b)	We sold our interest in Melita in July 2007.

(c)	Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. See note 4 to our consolidated financial statements.

For additional information concerning our equity method affiliates, see note 6 to our consolidated financial statements.

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated periods:

	Year ended
	December 31,
	2007	2006
	in millions

Equity-related derivatives (a)	$239.8	$21.7
Cross-currency and interest rate derivative contracts (b)	(150.7)	(312.0)
UGC Convertible Notes (c)	(111.1)	(82.8)
Foreign exchange contracts	(19.3)	21.3
Other	2.6	4.2

Total	$(38.7)	$(347.6)

(a)	Includes (i) gains during 2007 associated with the Sumitomo Collar of $209.6 million and (ii) gains and losses during 2007 and 2006 associated with (a) the call options we held with respect to Telenet ordinary shares and (b) the forward sale of News Corp. Class A common stock.

(b)	The losses on the cross-currency and interest rate derivative contracts for 2007 are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar, (iii) gains associated with an increase in market interest rates in euro Swiss franc and Australian dollar markets, (iv) gains associated with a decrease in the value of the Swiss franc relative to the euro, (v) losses associated with an increase in the value of the Polish zloty, Czech koruna, Hungarian forint and Slovakian koruna relative to the euro, (vi) losses associated with a decrease in market interest rates in U.S. dollar, Japanese yen and Chilean peso markets and (vii) gains associated with a decline in the value of the Romanian lei relative to the euro. The losses on the cross-currency and interest rate derivative contracts for 2006 include a CLP 12.3 billion ($23.3 million at the average exchange rate for the period) unrealized loss during the second quarter of 2006 related to certain cross-currency and interest rate derivative contracts entered into by VTR in anticipation of the refinancing of its then existing credit facility. Most of this unrealized loss is associated with the market spreads contained in these contracts due to the large notional amount of these contracts relative to the standard size of similar transactions in Chile. The remaining losses during 2006 are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the euro relative to the Swiss franc and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro.

(c)	Represents the change in the fair value of the UGC Convertible Notes that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net, in our consolidated statements of operations. See below. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates and (iv) the credit rating of UGC.

For additional information concerning our derivative instruments, see note 8 to our consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated periods:

	Year ended
	December 31,
	2007	2006
	in millions

U.S. dollar denominated debt issued by a European subsidiary	$221.0	$193.4
Yen denominated debt issued by a U.S. subsidiary	(92.7)	—
Euro denominated UGC Convertible Notes	(89.3)	(63.5)
Cash denominated in a currency other than the entities’ functional currency	(55.2)	5.6
U.S. dollar denominated debt issued by a Latin American subsidiary	33.4	—
Swiss franc debt issued by a European subsidiary	21.5	12.8
Intercompany notes denominated in a currency other than the entities’ functional currency	(18.7)	76.3
Other	0.5	11.5

Total	$20.5	$236.1

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Other-than-temporary-declines in fair value of investments

We recognized other-than-temporary declines in fair values of investments of $212.6 million and $13.8 million during 2007 and 2006, respectively. The 2007 amount includes a $206.6 million decline in the fair value of our Sumitomo common stock and a $6.0 million decline in the fair value of our ABC Family preferred stock. The 2006 amount is associated with a decline in the fair value of our ABC Family preferred stock. For additional information, see note 7 to our consolidated financial statements.

Losses on extinguishment of debt

We recognized losses on extinguishment of debt of $112.1 million and $40.8 million during 2007 and 2006, respectively. The losses during 2007 include (i) a $88.3 million loss in connection with Telenet’s fourth quarter 2007 refinancing transactions, which loss includes (a) $71.8 million representing the excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and the Telenet Senior Notes and (b) $16.5 million related to the write-off of unamortized deferred financing fees, (ii) a $19.5 million loss resulting from the write-off of deferred financing costs in connection with the May 2007 refinancing of VTR’s bank facility, (iii) an $8.4 million loss resulting from the write-off of deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iv) a $5.2 million gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes.

The losses during 2006 include (i) a $22.2 million write-off of deferred financing costs and creditor fees in connection with the May and July 2006 refinancings of the UPC Broadband Holding Bank Facility, (ii) a $7.6 million loss associated with the first quarter 2006 redemption of the Cablecom Luxembourg Old Floating Rate Notes, (iii) a $4.6 million loss recognized by VTR in connection with the September 2006 refinancing of its bank debt and (iv) a $3.3 million loss recognized by J:COM in connection with its refinancing activities. The gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes and the loss on the first quarter 2006 redemption of the Cablecom Luxembourg Floating Rate Senior Notes each represent the difference between the redemption and carrying amounts at the respective dates of redemption.

For additional information regarding our debt extinguishments, see note 10 to our consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on the disposition of assets, net, of $557.6 million and $206.4 million during 2007 and 2006, respectively. The gains during 2007 primarily are related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a €45.2 million ($62.2 million at the transaction date) gain in connection with the July 2007 sale of Melita. The gains during 2006 include (i) a $104.7 million gain on the December 31, 2006 sale of UPC Belgium to Telenet, (ii) a $45.3 million gain on the February 2006 sale of our cost investment in Sky Mexico, (iii) a $35.8 million gain on the August 2006 sale of our investment in Primacom and (iv) a $16.9 million gain on the August 2006 sale of our investment in Sky Brasil.

For additional information regarding our dispositions, see note 5 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $233.1 million and income tax benefit of $7.9 million during 2007 and 2006, respectively.

The income tax expense for 2007 differs from the expected income tax expense of $17.4 million (based on the U.S. federal 35% income tax rate) due primarily to the net effect of (i) the negative impacts of (a) a reduction in deferred tax assets in the Netherlands due to an enacted change in tax law, (b) items that resulted in nondeductible expenses in certain tax jurisdictions as well as differences between the financial and tax accounting treatment of interest expense, (c) a difference between the financial and tax accounting treatment of provisions for litigation, (d) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (e) the write-off of goodwill not deductible for tax purposes related to the sale of our investment in SC Media, and (ii) the positive impacts of (a) certain permanent items associated with investments in subsidiaries and affiliates and intercompany loans and (b) the recognition of $34.6 million of previously unrecognized tax benefits that met the FIN 48 recognition criteria during the period. Our effective tax rate was not significantly impacted by changes in our valuation allowances as (i) tax benefits of $86.3 million and $29.0 million recognized by Telenet and J:COM, respectively, upon the release of valuation allowances and (ii) a tax benefit of $56.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease, were more than offset by tax expense resulting from the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets. The full amount of the tax benefit recognized by Telenet upon the release of valuation allowances was allocated to the minority interest owners of Telenet.

The income tax benefit for 2006 differs from the expected tax benefit of $59.6 million (based on the U.S. federal 35% income tax rate) due primarily to net effect of (i) the positive impact of a net decrease in our valuation allowance established against deferred tax assets, including tax benefits recognized in 2006 of $55.4 million associated with the release of valuation allowances by J:COM, $30.4 million associated with the release of valuation allowances by Austar and $64.2 million related to the reduction of valuation allowances against deferred tax assets as a result of tax rate reductions in the Netherlands, partially offset by tax expense resulting from the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets, and (ii) the negative impacts of (a) a reduction of deferred tax assets in the Netherlands due to an enacted tax law change, (b) the impact of differences in the statutory local tax rates in certain jurisdictions in which we operate, (c) certain permanent items associated with investments in subsidiaries and affiliates and intercompany loans, (d) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes and (e) items that resulted in nondeductible expenses in certain tax jurisdictions as well as differences between the financial and tax accounting treatment of interest expense.

For additional information, see note 12 to our consolidated financial statements.

2006 compared to 2005

Revenue

Our total consolidated revenue increased $1,966.6 million during 2006, as compared to 2005. This increase includes a $1,417.0 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $560.0 million or 12.4% during 2006, as compared to 2005. As discussed in greater detail under Discussion and Analysis of Reportable Segments — Revenue — 2006 compared to 2005 above, most of these increases are attributable to RGU growth.

Operating expenses

Our total consolidated operating expenses increased $849.1 million during 2006, as compared to 2005. This increase includes a $616.8 million increase that is attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $2.9 million during 2006. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $238.3 million or 12.4% during 2006, as compared to 2005. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2006 compared to 2005 above, this increase generally reflects (i) increases in programming costs, (ii) increases in labor costs, (iii) increases in network related costs and (iv) less significant net increases in other expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expenses

Our total consolidated SG&A expenses increased $379.9 million during 2006, as compared to 2005. This increase includes a $307.1 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $13.9 million during 2006. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses increased $58.4 million or 5.8% during 2006, as compared to 2005. As discussed in more detail under Discussion and Analysis of Reportable Segments — SG&A Expenses — 2006 compared to 2005 above, this increase generally reflects (i) increases in labor costs, (ii) increases in marketing and advertising costs and sales commissions and (iii) less significant net decreases in other expense categories. The increases in our labor costs primarily are a function of the increased levels of activity associated with the increase in our customer base. The increases in our marketing and advertising costs and sales commissions primarily are attributable to our efforts to promote RGU growth and launch new product offerings and initiatives.

Stock-based compensation expense (included in operating and SG&A expenses)

Effective January 1, 2006, we adopted SFAS 123(R) and began using the fair value method to account for the stock incentive awards of our company and our subsidiaries. Prior to January 1, 2006, we used the intrinsic value method prescribed by APB No. 25 to account for stock-based incentive awards. Our stock-based compensation expense for 2005 has not been restated to adopt the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We record stock-based compensation that is associated with LGI common stock and the shares of certain of our subsidiaries.

A summary of the aggregate stock-based compensation expense that is included in our SG&A and operating expenses is set forth below:

	Year ended
	December 31,
	2006	2005
	in millions

LGI common stock (a)	$58.0	$28.8
J:COM common stock (b)	2.9	23.1
Other	9.1	7.1

Total	$70.0	$59.0

Operating expense	$7.0	$9.9
SG&A expense	63.0	49.1

Total	$70.0	$59.0

(a)	As discussed above, stock-based compensation during 2006 was determined in accordance with the provisions of SFAS 123(R). As permitted under SFAS 123(R), we use the straight-line method to recognize stock-based compensation expense for our outstanding stock awards granted after January 1, 2006 that do not contain a performance condition and the accelerated expense attribution method for our outstanding stock awards granted prior to January 1, 2006. As required by SFAS 123(R), we use the accelerated attribution method to recognize stock-based compensation expense for all stock awards granted after January 1, 2006 that contain a performance condition and vest on a graded basis. Most of the LGI stock incentive awards outstanding during 2005 were accounted for as variable-plan awards under the intrinsic value method. Accordingly, fluctuations in our stock-based compensation expense during 2005 were largely a function of changes in the market price of the underlying common stock.

(b)	The stock-based compensation expense related to J:COM common stock during 2005 includes (i) stock-based compensation recorded by J:COM of $20.9 million, including amounts recorded due to adjustments to the terms of J:COM’s outstanding awards that were made in connection with J:COM’s March 2005 IPO and to increases in the market price of J:COM common stock following the IPO, and (ii) stock-based compensation expense recorded with respect to the Liberty Jupiter stock plan of $2.2 million. Prior to the adoption of SFAS 123(R), we recorded stock compensation pursuant to the Liberty Jupiter stock plan based on changes in the market price of J:COM common stock. As a result of our January 1, 2006 adoption of SFAS 123(R), we no longer account for this arrangement as a share-based compensation plan and have reclassified the liability as of January 1, 2006 to minority interests in consolidated subsidiaries in our consolidated balance sheet.

For additional information concerning our stock-based compensation, see notes 2 and 14 to our consolidated financial statements.

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $610.7 million during 2006, as compared to 2005. This increase includes a $453.6 million increase that is attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign exchange rate fluctuations, depreciation and amortization expense increased $158.1 million or 12.4% during 2006, as compared to 2005. This increase is due primarily to increases associated with (i) capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) J:COM’s acceleration of the depreciation of certain property and equipment that was targeted for replacement, primarily in connection with the migration of customers from analog cable to digital cable services and the upgrade of J:COM’s broadband communications network.

Impairment, restructuring and other operating charges, net

We incurred impairment, restructuring and other operating charges, net of $29.2 million and $4.5 million during 2006 and 2005, respectively. The 2006 amount includes restructuring charges aggregating $10.8 million related to the cost of terminating certain employees in connection with the integration of our broadband communications operations in Ireland and various other individually insignificant amounts. The 2005 amount includes a $7.7 million reversal of a reserve recorded by the Netherlands during 2004 due to our 2005 decision to reoccupy a building. These amounts also include various individually insignificant impairments of our property and equipment and intangible assets. For additional information concerning our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our total consolidated interest expense increased $277.3 million during 2006, as compared to 2005. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $268.2 million during 2006, as compared to 2005. This increase is primarily attributable to a $3,749.8 million or 55.0% increase in our average outstanding indebtedness during 2006, as compared to 2005. The increase in debt is primarily attributable to debt incurred or assumed in connection with acquisitions and recapitalizations. Increases in certain interest rates and a $10.0 million increase in the amortization of deferred financing costs also contributed to the overall increase in interest expense during 2006. The effects of these factors were partially offset by a decrease in non-cash interest expense of $31.6 million, representing the net effect of (i) a $30.0 million decrease in non-cash interest recorded with respect to certain mandatorily redeemable securities issued by the Investcos, (ii) a $26.3 million decrease in non-cash interest expense related to the UGC Convertible Notes, and (iii) a $30.2 million increase in non-cash interest expense on the LG Switzerland PIK Loan Facility. The decrease related to the mandatorily redeemable securities of the Investcos primarily is associated with an increase in the estimated redemption amount of these securities that we recorded in connection with Telenet’s October 2005 IPO and (ii) the redemption of most of these securities following the completion of the Telenet IPO in October 2005. The decrease in the non-cash interest expense associated with the UGC Convertible Notes is due to the adoption of SFAS 155 on January 1, 2006. As a result of this change in accounting, we no longer record non-cash interest expense with respect to the UGC Convertible Notes. For additional information, see notes 3, 4 and 10 to our consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income increased $8.6 million during 2006, as compared to 2005. The increase represents the net result of an increase in the average interest rate earned on our average consolidated cash and cash equivalent balances that was only partially offset by a decrease in such average balances.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net, including any losses related to other-than-temporary declines in fair value:

	Year ended
	December 31,
	2006	2005
	in millions

SC Media	$34.4	$27.8
Telenet	(24.3)	(33.5)
Mediatti	(5.3)	(6.9)
XYZ Network	4.3	—
Melita	3.7	3.7
TKP Poland	(1.2)	(0.4)
Austar	—	13.1
Other	1.4	(26.8)

Total (a)	$13.0	$(23.0)

(a)	The 2005 amount includes losses related to other-than-temporary declines in fair value of $29.2 million, primarily related to our then investment in TyC (included in other in the above table).

For additional information concerning our equity method affiliates, see note 6 to our consolidated financial statements.

Realized and unrealized gains (losses) on financial and derivative instruments, net

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows for the indicated periods:

	Year ended
	December 31,
	2006	2005
	in millions

Cross-currency and interest rate derivative contracts (a)	$(312.0)	$216.0
UGC Convertible Notes (b)	(82.8)	—
Equity-related derivatives (c)	21.7	78.8
Foreign exchange contracts	21.3	11.7
Other	4.2	3.5

Total	$(347.6)	$310.0

(a)	The losses on the cross-currency and interest rate derivative contracts for 2006 include a CLP 12.3 billion ($23.3 million at the average exchange rate for the period) unrealized loss during the second quarter of 2006 related to certain cross-currency and interest rate derivative contracts entered into by VTR in anticipation of the refinancing of its then existing credit facility. Most of this unrealized loss is associated with the market spreads contained in these contracts due to the large notional amount of these contracts relative to the standard size of similar transactions in Chile. The remaining losses during 2006 are attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the euro relative to the Swiss franc and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro. The gains on the cross-currency and interest rate derivative agreements during 2005 are attributable to the net effect of (i) gains associated with an increase in the value of the U.S. dollar relative to the euro and (ii) losses associated with decreases in market interest rates in euro, U.S. dollar, Swiss franc and Australian dollar markets.

(b)	Represents the change in the fair value of the UGC Convertible Notes during 2006 that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net, in our consolidated statements of operations. See below. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price of LGI common stock, (iii) market interest rates, and (iv) the credit rating of UGC.

(c)	Includes (i) gains and losses during 2006 and 2005 associated with (a) the embedded derivative component of the forward sale of News Corp. Class A common stock and (b) the call options that we held with respect to Telenet ordinary shares and (ii) gains during 2005 associated with the embedded derivative component of the UGC Convertible Notes. As discussed in note 3 to our consolidated financial statements, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

For additional information concerning our derivative instruments, see note 8 to our consolidated financial statements. Also, for information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows for the indicated periods:

	Year ended
	December 31,
	2006	2005
	in millions

U.S. dollar denominated debt issued by a European subsidiary	$193.4	$(219.8)
Intercompany notes denominated in a currency other than the entities’ functional currency	76.3	(17.0)
Euro denominated UGC Convertible Notes	(63.5)	64.2
Swiss franc debt issued by a European subsidiary	12.8	0.7
Cash denominated in a currency other than the entities’ functional currency	5.6	(33.0)
Other	11.5	(4.3)

Total	$236.1	$(209.2)

Other-than-temporary-declines in fair value of investments

We recognized other-than-temporary declines in fair values of investments of $13.8 million and $3.4 million during 2006 and 2005, respectively. These amounts are associated with declines in the fair value of the ABC Family preferred stock held by our company.

Losses on extinguishment of debt

We recognized losses on extinguishment of debt of $40.8 million and $33.7 million during 2006 and 2005, respectively. The loss for 2006 includes (i) a $22.2 million write-off of deferred financing costs and creditor fees in connection with the May and July 2006 refinancings of the UPC Broadband Holding Bank Facility, (ii) a $7.6 million loss associated with the first quarter 2006 Cablecom Old Note Redemption, (iii) a $4.6 million loss recognized by VTR in connection with the September 2006 refinancing of its bank debt, and (iv) a $3.3 million loss recognized by J:COM in connection with its refinancing activities. The Cablecom Luxembourg loss represents the difference between the redemption and carrying amounts of the Cablecom Luxembourg Floating Rate Notes at the date of the Cablecom Old Note Redemption. The 2005 loss includes (i) a $21.1 million write-off of unamortized deferred financing costs in connection with the December 2005 refinancing of the J:COM Credit Facility and (ii) a $12.0 million write-off of deferred financing costs in connection with the March 2005 refinancing of the UPC Broadband Holding Bank Facility. For additional information regarding our debt extinguishments, see note 10 to our consolidated financial statements.

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

The 2005 amount includes (i) an $89.1 million gain in connection with the November 2005 disposition of our 19% ownership interest in SBS, (ii) a $62.7 million loss resulting primarily from the realization of cumulative foreign currency losses in connection with the April 2005 disposition of our investment in TyC, (iii) a $40.5 million gain recognized in connection with the February 2005 sale of our subscription right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, (iv) a $28.2 million gain on the January 2005 sale of UGC’s investment in EWT and (v) a $17.3 million gain on the June 2005 sale of our investment in The Wireless Group plc.

For additional information regarding our dispositions, see note 5 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit of $7.9 million and income tax expense of $28.7 million during 2006 and 2005, respectively.

The income tax benefit for 2006 differs from the expected tax benefit of $59.6 million (based on the U.S. federal 35% income tax rate) due primarily to the net effect of (i) the positive impact of a net decrease in our valuation allowance established against deferred tax assets, including tax benefits recognized in 2006 of $55.4 million associated with the release of valuation allowances by J:COM, $30.4 million associated with the release of valuation allowances by Austar and $64.2 million related to the reduction of valuation allowances against deferred tax assets as a result of tax rate reductions in the Netherlands, partially offset by tax expense resulting from the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets, and (ii) the negative impacts of (a) a reduction of deferred tax assets in the Netherlands due to an enacted tax law change, (b) the impact of differences in the statutory local tax rates in certain jurisdictions in which we operate, (c) certain permanent items associated with investments in subsidiaries and affiliates and intercompany loans, (d) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes and (e) items that resulted in nondeductible expenses in certain tax jurisdictions as well as differences between the financial and tax accounting treatment of interest expense.

The income tax expense for 2005 differs from the expected tax expense of $30.1 million (based on the U.S. federal 35% income tax rate) due primarily to the net effect of (i) the positive impacts of (a) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes and (b) a net decrease in our valuation allowance established against deferred tax assets, including a tax benefit of $108.1 million recognized in 2005 associated with the release of valuation allowances by J:COM, which is largely offset by the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets, and (ii) the negative impacts of (a) items that resulted in nondeductible expenses in certain tax jurisdictions as well as differences between the financial and tax accounting treatment of interest expense, (b) the reduction of deferred tax assets in the Netherlands due to an enacted tax law change and (c) certain permanent items associated with investments in subsidiaries and affiliates and intercompany loans.

For additional information, see note 12 to our consolidated financial statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, J:COM, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2007. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2007 are set forth in the following table. With the exception of LGI and UPC Holding, which are reported on a stand alone basis, the amounts reported below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$61.9
Non-operating subsidiaries	1,349.9

Total LGI and non-operating subsidiaries	1,411.8

Operating subsidiaries:
UPC Broadband Division:
UPC Holding	1.1
UPC Broadband Holding (excluding VTR)	156.9
J:COM	204.8
Telenet	111.7
VTR	66.1
Chellomedia	48.3
Austar	26.2
Liberty Puerto Rico	4.9
Other operating subsidiaries	3.7

Total operating subsidiaries	623.7

Total cash and cash equivalents	$2,035.5

Liquidity of LGI and its Non-operating Subsidiaries

The $61.9 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,349.9 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2007. Our remaining cash and cash equivalents of $623.7 million at December 31, 2007 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries, (ii) interest and dividend income received on our cash and cash equivalents and investments and (iii) proceeds received upon the exercise of stock options. LGI also has access to $215.0 million of borrowings pursuant to the LGI Credit Facility. At December 31, 2007, the full amount of the LGI Credit Facility was available to be drawn.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries and (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries. In this regard, during 2007, a significant amount of cash was transferred from LGI’s operating subsidiaries to LGI and its non-operating subsidiaries in the form of loans, loan repayments and distributions, including distributions received from Telenet and Austar in November 2007 of €335.2 million ($491.4 million at the transaction date) and AUD 160.1 million ($146.8 million at the transaction date), respectively, that were funded by debt refinancings. In addition to the above-described cash transfers from our operating subsidiaries, certain of our non-operating subsidiaries raised cash proceeds upon the completion of new derivative transactions and debt facilities during 2007. In this regard, in June 2007, Liberty Programming Japan received ¥93.660 billion ($757.6 million at the transaction date) pursuant to the Sumitomo Collar Loan and in November 2007, LGJ Holdings borrowed ¥75.0 billion ($655.0 million at the transaction date) pursuant to the LGJ Holdings Credit Facility. We used the cash received from our operating and non-operating subsidiaries primarily to fund purchases of LGI common stock and to repay and make loans to our subsidiaries. For additional information, see notes 8, 10 and 13 to our consolidated financial statements.

The ongoing cash needs of LGI and its non-operating subsidiaries include corporate general and administrative expenses and interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan, the LGJ Holdings Credit Facility and any borrowings outstanding under the LGI Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with the satisfaction of contingent liabilities, acquisitions, the repurchase of LGI common stock, or other investment opportunities. In light of current market conditions, no assurance can be given that any such funding would be available on favorable terms, or at all.

Pursuant to our stock repurchase programs and our January 2007, April 2007 and September 2007 self-tender offers, we repurchased during 2007 a total of 24,119,005 shares of our LGI Series A common stock at a weighted average price of $36.66 per share and 26,843,180 shares of our LGI Series C common stock at a weighted average price of $36.39 per share, for an aggregate purchase price of $1,861.0 million, including direct acquisition costs.

At December 31, 2007, the remaining amount authorized under the 2007 Repurchase Plan was $60.6 million. In January 2008, we purchased the remaining amount authorized under the 2007 Repurchase Plan and our board of directors authorized the 2008 Repurchase Plan, which provides for additional repurchases of up to $500 million of our LGI Series A and Series C common stock or any combination of our LGI Series A and Series C common stock. At February 21, 2008, the remaining amount authorized under the 2008 Repurchase Plan was $170.7 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2007, see note 10 to our consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, recapitalizations or other investment opportunities. In light of current market conditions, no assurance can be given that any such funding would be available on favorable terms, or at all.

We began consolidating Telenet effective January 1, 2007. As a result, we experienced a significant increase in our consolidated debt and capital lease obligations and our consolidated operating cash flow. Including the effects of the refinancing and recapitalization transactions that Telenet completed during the fourth quarter of 2007, Telenet’s total outstanding indebtedness, including capital lease obligations, was €2,039.0 million ($2,973.6 million) at December 31, 2007. For information concerning Telenet’s debt instruments, see note 10 to our consolidated financial statements.

During 2007, we paid cash to acquire significant additional interests in Telenet. For information concerning our acquisition of Telenet interests and other acquisitions and dispositions that were completed during 2007, see note 4 to our consolidated financial statements.

On November 1, 2007, Austar used available borrowings under the 2007 Austar Bank Facility to fund the distribution of AUD 299.9 million ($274.8 million at the transaction date) to its shareholders. On November 19, 2007, Telenet commenced the distribution of €655.9 million ($961.6 million at the transaction date) to its shareholders. The Telenet distribution was funded with available borrowings under the 2007 Telenet Credit Facility.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31,

2007 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2007 was 4.8 and the ratio of our December 31, 2007 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended December 31, 2007 was 4.1.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective subsidiaries’ borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 8 to our consolidated financial statements, we may also use derivative instruments to mitigate currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.

During 2007, LGI, UPC Broadband Holding, Telenet, Liberty Programming Japan, Austar, LGJ Holdings and Liberty Puerto Rico completed financing transactions. The proceeds from these financing transactions generally were used to repay existing debt and make distributions or loans to LGI and its non-operating subsidiaries.

At December 31, 2007, our outstanding consolidated debt and capital lease obligations aggregated $18.4 billion, including $383.2 million that is classified as current in our consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during 2008 and to fund our foreseeable liquidity requirements. Accordingly, we do not believe that the recent adverse changes in the credit markets will adversely impact our ability to meet our foreseeable financial obligations.

All of our outstanding debt and capital lease obligations at December 31, 2007 had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at December 31, 2007, see note 10 to our consolidated financial statements.

Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

2007 Consolidated Cash Flow Statement

General.  During 2007, we used net cash provided by our operating activities of $2,549.8 million, net cash provided by our financing activities of $341.1 million and $6.0 million of our existing cash and cash equivalent balances (excluding a $161.0 million increase due to changes in foreign exchange rates) to fund net cash used by our investing activities of $2,896.9 million.

Operating Activities.  Net cash flows from operating activities increased $671.8 million, from $1,878.0 million during 2006 to $2,549.8 million during 2007. This increase, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to an increase in revenue during 2007 that was only partially offset by (i) increases in cash used for our operating and SG&A expenses, (ii) an increase in cash paid for interest and (iii) an increase in cash used as a result of changes in our working capital accounts.

Investing Activities.  Net cash used by investing activities during 2007 was $2,896.9 million, compared to $104.4 million during 2006. This change, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to (i) the 2006 receipt of $2,548.1 million of proceeds upon the disposition of discontinued operations, net of disposal costs, and (ii) a $526.6 million increase in capital expenditures.

The UPC Broadband Division accounted for $1,068.8 million and $822.1 million of our consolidated capital expenditures during 2007 and 2006, respectively. The increase in the capital expenditures of the UPC Broadband Division primarily is due to (i) increased expenditures for new build and upgrade projects to expand services and improve our competitive position, (ii) increased expenditures for the purchase and installation of customer premise equipment, (iii) increases due to the effects of acquisitions and (iv) other factors such as information technology upgrades and expenditures for general support systems. During 2007 and 2006, the UPC Broadband Division’s capital expenditures represented 27.1% and 25.1%, respectively, of its revenue.

Our Telenet segment accounted for $237.6 million and $4.5 million of our consolidated capital expenditures during 2007 and 2006, respectively. This increase primarily is attributable to our consolidation of Telenet effective January 1, 2007. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. Including $22.7 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $260.3 million during 2007. Telenet’s capital expenditures during the 2007 period primarily relate to (i) expenditures for new build and upgrade projects to expand services, (ii) the purchase and installation of customer premise equipment and (iii) other factors such as expenditures for buildings and general support systems. During 2007, the capital expenditures of our Telenet (Belgium) segment (including amounts financed under capital lease arrangements) represented 20.2% of its revenue.

J:COM accounted for $395.5 million and $416.7 million of our consolidated capital expenditures during 2007 and 2006, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $161.0 million and $149.4 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $556.5 million and $566.1 million during 2007 and 2006, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is primarily due to the net effect of (i) lower expenditures for new build and upgrade projects to expand services, (ii) increased expenditures related to the effects of acquisitions and (iii) increased expenditures for the purchase and installation of customer premise equipment. During 2007 and 2006, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 24.7% and 29.8%, respectively, of its revenue.

VTR accounted for $157.7 million and $138.2 million of our consolidated capital expenditures during 2007 and 2006, respectively. The increase in the capital expenditures of VTR is primarily due to (i) increased expenditures related to information technology upgrades and expenditures for general support systems, (ii) increased costs for the purchase and installation of customer premise equipment and (iii) increased expenditures for new build and upgrade projects to expand services and improve our competitive position and to meet increased traffic and certain regulatory commitments. During 2007 and 2006, VTR’s capital expenditures represented 24.8% and 24.7%, respectively, of its revenue.

We expect that the percentage of revenue represented by the 2008 capital expenditures (including capital lease additions) of each of the UPC Broadband Division, Telenet, J:COM and VTR generally will approximate each entity’s comparable 2007 percentage, as set forth above. The actual amount of the 2008 capital expenditures of the UPC Broadband Division, Telenet, J:COM and VTR may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that actual results will not vary materially from our expectations.

Financing Activities.  Net cash provided by financing activities during 2007 was $341.1 million, compared to net cash used by financing activities of $1,211.8 million during 2006. This change, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to (i) a $1,546.7 million increase in cash received from net borrowings of debt and capital lease obligations, (ii) a $400.4 million increase related to changes in cash collateral and (iii) a $106.4 million increase in proceeds received from the issuance of stock by our subsidiaries. These increases were partially offset by (i) a $501.2 million increase in cash distributions by our subsidiaries to minority interest holders and (ii) a $39.9 million increase in cash paid to repurchase our LGI Series A and Series C common stock.

2006 Consolidated Cash Flow Statement

General.  During 2006, we used net cash provided by our operating activities of $1,878.0 million to fund net cash used by our investing activities of $104.4 million and net cash used by our financing activities of $1,211.8 million and a $561.8 million increase in our existing cash and cash equivalent balances (excluding a $116.5 million increase due to changes in foreign exchange rates).

Operating Activities.  Net cash flows from operating activities increased $301.9 million, from $1,576.1 million during 2005 to $1,878.0 million during 2006. This increase, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to increases in revenue and cash provided as a result of changes in our working capital accounts during 2006 that were only partially offset by increases in cash used for our operating and SG&A expenses and an increase in cash paid for interest.

Investing Activities.  Net cash used by investing activities during 2006 was $104.4 million, compared to $4,934.7 million during 2005. This change, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to the net effect of (i) the 2006 receipt of $2,548.1 million of proceeds upon the disposition of discontinued operations, net of disposal costs, (ii) a $2,332.1 million decrease in cash paid in connection with acquisitions, net of cash acquired, and (iii) a $461.7 million increase in capital expenditures.

The UPC Broadband Division accounted for $822.1 million and $534.6 million of our consolidated capital expenditures during 2006 and 2005, respectively. The increase in the UPC Broadband Division’s capital expenditures during 2006, as compared to 2005, is due primarily to (i) the effects of acquisitions, and (ii) increased costs associated with the purchase and installation of customer premise equipment as organic RGU additions increased during 2006, as compared to 2005, due largely to growth in digital cable, broadband Internet and VoIP telephony services, with the Netherlands’ digital migration program accounting for most of the growth in digital cable RGUs. During 2006 and 2005, the UPC Broadband Division’s capital expenditures represented 25.1% and 24.9%, respectively, of its revenue.

J:COM accounted for $416.7 million and $358.8 million of our consolidated capital expenditures during 2006 and 2005, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $149.4 million and $145.1 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $566.1 million and $503.9 million during 2006 and 2005, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) during 2006, as compared to 2005, is due primarily to (i) the effects of acquisitions, (ii) increased costs associated with the purchase and installation of customer premise equipment and (iii) other factors such as information technology upgrades and expenditures for general support systems. During 2006 and 2005, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 29.8% and 30.3%, respectively, of its revenue.

VTR accounted for $138.2 million and $98.6 million of our consolidated capital expenditures during 2006 and 2005, respectively. The increase in VTR’s capital expenditures during 2006, as compared to 2005, is due primarily to (i) increased costs associated with the purchase and installation of customer premise equipment as organic RGU additions increased during 2006, as compared to 2005, due largely to growth in digital cable, broadband Internet and VoIP telephony services and (ii) increased expenditures for new build and upgrade projects to expand digital cable and other advanced services, increase network capacity and improve VTR’s competitive position, and to meet certain regulatory commitments. During 2006 and 2005, VTR’s capital expenditures represented 24.7% and 22.2%, respectively, of its revenue.

Financing Activities.  Net cash used by financing activities during 2006 was $1,211.8 million, compared to cash provided by financing activities of $2,191.8 million during 2006. This change, which includes the effects of changes in foreign currency exchange rates, primarily is attributable to the net effect of (i) a $1,678.0 million increase in cash paid to repurchase common stock, (ii) a $464.9 million decrease in cash received from net borrowings of debt and capital lease obligations and (iii) a $855.1 million decrease in cash proceeds received from the issuance of stock by our subsidiaries.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements

At December 31, 2007, J:COM guaranteed ¥7.9 billion ($70.7 million) of the debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2008 to 2014.

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

As further described in note 20 to our consolidated financial statements, we have a number of contingent obligations pursuant to which our co-investors in certain entities could require us to purchase their ownership interests.

Contractual Commitments

As of December 31, 2007, the U.S. dollar equivalent (based on December 31, 2007 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during
	2008	2009	2010	2011	2012	Thereafter	Total
	in millions

Debt (excluding interest)	$243.8	$308.4	$207.6	$385.3	$1,699.6	$14,726.3	$17,571.0
Capital leases (excluding interest)	139.4	126.6	111.7	82.9	55.1	88.0	603.7
Operating leases	174.9	129.5	103.2	63.8	45.3	133.9	650.6
Programming, satellite and other purchase obligations	277.9	108.7	43.5	15.3	9.3	33.3	488.0
Other commitments	24.9	9.8	8.4	5.8	4.3	291.3	344.5

Total (a)	$860.9	$683.0	$474.4	$553.1	$1,813.6	$15,272.8	$19,657.8

Projected cash interest payments on debt and capital lease obligations (b)	$1,215.9	$1,018.9	$1,009.1	$999.0	$982.0	$1,988.3	$7,213.2

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2007 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($97.6 million at December 31, 2007) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of December 31, 2007. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitments fees, all of which affect our overall cost of borrowing.

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

Other commitments relate primarily to Telenet’s fixed minimum commitments in years 21 through 50 of its agreements with the PICs, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. For a further description of Telenet’s commitments with respect to its agreements with the PICs, see note 10 to our consolidated financial statements.

In addition to the commitments set forth in the table above, we have commitments under derivative instruments and agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financing statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•	Impairment of long-lived assets and indefinite-lived assets;

•	Costs associated with construction and installation activities;

•	Useful lives of long-lived assets;

•	Fair value of acquisition-related assets and liabilities;

•	Income tax accounting;

•	Derivative instruments;

•	Carrying value of investments.

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our accounting policies, see note 2 to our consolidated financial statements.

Impairment of Long-Lived and Indefinite-Lived Assets

Carrying Value.  The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 79% and 78% of the total assets of our continuing operations at December 31, 2007 and 2006, respectively. Pursuant to SFAS 142 and SFAS 144, we are required to assess the recoverability of our long-lived assets.

SFAS 144 requires that we review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such events or changes in circumstance may include, among others, an expectation of a sale or disposal of a long-lived asset or asset group, adverse changes in market or competitive conditions, an adverse change in legal factors or business climate in the markets in which we operate, and operating or cash flow losses. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Under both SFAS 144 and SFAS 142, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value using an income-based or, in some cases, a market-based approach, based on assumptions in our long-range business plans, which we update at least annually. The timing and amount of future cash flows under these business plans require estimates, among others, of subscriber growth rates and churn, rates charged per product, expected gross margin and operating cash flow margin and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates.

In order to evaluate the sensitivity of our reporting unit fair value determinations used for our goodwill impairment calculations, we applied a hypothetical 10% decrease in the estimated fair value of each reporting unit. Such hypothetical decrease would have had no impact on the impairment analysis for all but one of our reporting units. A hypothetical decline of 10% in the estimated fair value of such reporting unit at October 1, 2007 would have resulted in an excess of carrying value over estimated fair value. Based on the estimated implied fair value of this reporting unit’s goodwill, the hypothetical decline would have resulted in a loss on impairment of goodwill of approximately $110 million.

In 2007, 2006 and 2005, we recorded impairments of our property and equipment and intangible assets aggregating $12.3 million, $15.5 million and $8.3 million, respectively.

Costs Associated with Construction and Installation Activities

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

The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality control costs, vehicle-related costs, certain warehouse expenses and tools. We continuously monitor the appropriateness of our capitalization policy and update the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological change, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with definite lives primarily consist of customer relationships. Customer relationship intangibles are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of customer relationship intangible assets requires significant management judgment, and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technical changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with definite lives. Any changes to estimated useful lives are reflected prospectively beginning in the period that the change is deemed necessary. Depreciation and amortization expense for 2007, 2006 and 2005 was $2,493.1 million, $1,884.7 million and $1,274.0 million, respectively. A 10% increase in the aggregate amount of our depreciation and amortization expense during 2007 would have resulted in a $249.3 million or 37.4% decrease in our 2007 operating income.

Fair Value of Acquisition-Related Assets and Liabilities

We allocate the purchase price of acquired companies or acquisitions of minority interests of a subsidiary to the identifiable assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, we are required to make estimates and assumptions that affect the recorded amounts. Third-party valuation specialists generally are engaged to assist in the valuation of certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates, remaining useful lives of long-lived assets, replacement costs of property and equipment, fair values of debt, and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact the amount of depreciation and amortization, impairment charges, interest expense and income tax expense or benefit that we report in the periods following the acquisition date. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. From December 31, 2004 to December 31, 2007, our long-lived assets increased by $18.3 billion or 242%. A significant portion of this increase is attributable to the identifiable long-lived assets of acquired companies for which we were required to assess fair values in connection with our determination of the respective purchase price allocations. For additional information concerning our purchase price allocations, see note 4 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2007, the aggregate valuation allowance provided against deferred tax assets was $2,333.7 million. The actual amount of deferred income tax benefits realized in future periods may differ from the net deferred tax assets reflected in our December 31, 2007 balance sheet due to future changes in income tax law or interpretations thereof in the jurisdictions in which we operate, our inability to generate sufficient future taxable income, differences between estimated and actual results, or unpredicted results from the final determination of each year’s liability by taxing authorities. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2007, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was equal to $570.0 million. We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in foreign subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, a deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely and other relevant factors. As of December 31, 2007, we have approximately $2.8 billion of taxable outside basis differences that have not been recognized. If our plans or intentions change in the future, the recognition of all or a part of these outside basis differences would have a significant impact our consolidated income tax expense and net earnings (loss).

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Derivative Instruments

As further described in note 8 to our consolidated financial statements, we have entered into various derivative instruments, including interest rate and foreign currency derivative instruments. All derivatives are required to be recorded on the balance sheet at fair value.

We use models based on published par yield curves, which are adjusted quarterly, from which zero coupon yield curves, forward rates and discount factors are derived to estimate the fair value of certain cross currency and interest rate derivative instruments that we hold. Certain of the inputs to these models are subject to judgment given liquidity and other considerations that may impact our fair value determinations. Considerable management judgment is required in estimating these variables, which for certain currencies includes the judgment as to which yield curve to use.

We use the Black-Scholes option-pricing model to estimate the fair value of certain derivative instruments that we hold. We may also use a binomial model to value certain of our derivative instruments. These models incorporate a number of variables in determining such fair values, including expected volatility of the underlying security, an appropriate discount rate and the applicable foreign currency exchange rate. The volatility rates that we use generally represent the expected volatility of the underlying security over the term of the derivative instrument based on realized historic volatilities and implied market volatilities (when available), and are adjusted quarterly. Foreign currency exchange rates are based on published indices, and are adjusted quarterly. Considerable management judgment is required in estimating these variables.

Actual results upon settlement of our derivative instruments may differ materially from these estimates.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below. See also note 8 to our consolidated financial statements.

Carrying Value of Investments

We continually review our investments to determine if decreases in fair value below carrying value are other than temporary. If a decline in fair value is considered other than temporary, we are required to record such decline as a loss in our statement of operations.

The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value, the financial condition, operating performance and near-term prospects of the investee, changes in the stock price or valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. In addition, we consider the reason for the decline in fair value, such as

(i) general market conditions and (ii) industry specific or investee specific factors, as well as our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair values of publicly traded investments are based on the market prices of the investments on the balance sheet date. We estimate the fair values of our other cost and equity method investments using a variety of methodologies, including cash flow multiples, discounted cash flows, or values of comparable public or private companies. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

During the fourth quarter of 2007, we recognized a pre-tax loss on impairment of $206.6 million related to our investment in Sumitomo. The amount of the impairment was based on the publicly traded market price of Sumitomo shares as of December 31, 2007. The decline in fair value was considered other than temporary primarily due to the extent and length of time that fair value was below carrying value and uncertainties regarding the near-term prospects for the recovery of the market price of Sumitomo shares. For additional information, see note 7 to our consolidated financial statements.

We have elected the fair value option for certain of our cost and equity methods pursuant to SFAS 159. Beginning on January 1, 2008, changes in fair value for these investments will be recorded in earnings each period, and as such, these investments will no longer be subject to judgment regarding other than temporary impairment. Rather, management’s judgment with respect to these investments will be focused on estimating appropriate fair value measurements. The fair value option has been elected for our investments in Sumitomo, News Corp., and a number of equity method investments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At December 31, 2007, our European subsidiaries held cash balances of $1,242.3 million that were denominated in euros and J:COM held cash balances of $204.8 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in equity securities. At December 31, 2007, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was $760.8 million.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. We also are exposed to foreign currency risk in situations where our debt is denominated in a currency other than the currency of the entity whose cash flows support our ability to repay or refinance such debt. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is to the euro and the Japanese yen as 38.8% and 25.0% of our U.S. dollar revenue during 2007 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	December 31,
Spot rates:	2007	2006	2005

Euro	0.6857	0.7582	0.8451
Swiss franc	1.1360	1.2198	1.3153
Japanese yen	111.79	119.08	117.95
Chilean peso	498.10	534.25	514.01
Hungarian forint	173.30	190.65	213.52
Australian dollar	1.1406	1.2686	1.3631

	Year ended
	December 31,
Average rates:	2007	2006	2005

Euro	0.7305	0.7969	0.8043
Swiss franc	1.2001	1.2533	1.2924
Japanese yen	117.77	116.36	109.81
Chilean peso	522.24	530.40	558.42
Hungarian forint	183.59	210.21	199.49
Australian dollar	1.1954	1.3278	1.3449

Inflation and Foreign Investment Risk

Certain of our operating companies operate in countries where the rate of inflation is higher than that in the U.S. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs. Our foreign operating companies are all directly affected by their respective countries’ government, economic, fiscal and monetary policies and other political factors.

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Telenet, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM and LGJ Holdings, the LIBOR-indexed debt of LGI, the TAB-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

These subsidiaries have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. For additional information, see note 8 to our consolidated financial statements.

Weighted Average Variable Interest Rate — At December 31, 2007, our variable rate indebtedness (exclusive of the effects of interest rate derivative agreements) aggregated $13.7 billion, and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 6.4%. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $68.3 million. As discussed above and in note 8 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure. For information concerning these derivative instruments, see note 8 to our consolidated financial statements. Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at December 31, 2007 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €90.1 million ($131.4 million), (ii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei at December 31, 2007 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €321.1 million ($468.3 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at December 31, 2007 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €29.6 million ($43.2 million), (iv) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at December 31, 2007 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €69.8 million ($101.8 million) and (v) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2007 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €71.9 million ($104.9 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at December 31, 2007 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 34.1 billion ($68.5 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at December 31, 2007 would have increased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 8.7 billion ($17.5 million) and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2007 would have decreased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 9.0 billion ($18.1 million).

Telenet Interest Rate Caps and Interest Rate Collars

Holding all other factors constant, (i) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at December 31, 2007 would have increased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €22.9 million ($33.4 million) and (ii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2007 would have decreased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €15.3 million ($22.3 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at December 31, 2007 would have decreased the fair value of the UGC Convertible Notes by approximately €42.5 million ($62.0 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at December 31, 2007 would have increased the fair value of the UGC Convertible Notes by approximately €55.0 million ($80.2 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at December 31, 2007 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.0 million ($2.9 million) and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at December 31, 2007 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €42.0 million ($61.3 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the aggregate fair value of the Sumitomo collar by approximately ¥5.98 billion ($53.5 million) and (ii) an instantaneous decrease of 10% in the per share market price of Sumitomo’s common stock would have increased the aggregate fair value of the Sumitomo collar by approximately ¥5.94 billion ($53.1 million).

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

The consolidated financial statements of LGI are filed under this Item, beginning on page II-54. Financial statement schedules and separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2007, in making known to them material information on a timely basis relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-51.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-52.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2007, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of the following subsidiaries we acquired in 2007:

		Total revenue included
	Total assets included in	in our consolidated
	our consolidated financial	financial statements
	statements as of	for the year ended
	December 31, 2007	December 31, 2007
	in millions

Telenet Group Holding NV	$3,994.2	$1,293.4
JTV Thematics	266.8	26.2
Other	133.4	7.1

	$4,394.4	$1,326.7

The aggregate amount of consolidated assets and revenue of these subsidiaries included in our consolidated financial statements as of and for the year ended December 31, 2007 was $4,394.4 million and $1,326.7 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2007 excluded the following subsidiaries acquired in 2007:

		Total revenue included
	Total assets included in the	in the consolidated
	consolidated financial	financial statements
	statements as of	for the year ended
	December 31, 2007	December 31, 2007
	in millions

Telenet Group Holding NV	$3,994.2	$1,293.4
JTV Thematics	266.8	26.2
Other	133.4	7.1

	$4,394.4	$1,326.7

The aggregate amount of total assets and revenue of these subsidiaries included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2007 was $4,394.4 million and $1,326.7 million, respectively. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of Telenet Group Holding NV, a partially-owned subsidiary, which statements reflect total assets constituting €2,738.8 million ($3,994.2 million) as of December 31, 2007 and total revenue constituting €942.8 million ($1,293.4 million) for the year then ended, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Telenet Group Holding NV, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3, in 2007 Liberty Global, Inc. changed its method of accounting for income taxes. In 2006 Liberty Global, Inc. changed its method of accounting for a hybrid financial instrument, defined benefit pension plans, and share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Global, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 26, 2008

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Telenet Group Holding NV

We have audited the accompanying consolidated balance sheets of Telenet Group Holding NV and its subsidiaries as of December 31, 2007, and the related consolidated income statement, statement of cash flows and of shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telenet Group Holding NV and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with International Financial Reporting Standards as adopted by the EU.

International Financial Reporting Standards as adopted by the EU vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 29 to the consolidated financial statements.

Antwerp Belgium, February 22, 2008
PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Represented by

/s/ B. Gabriëls
Partner

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$2,035.5	$1,880.5
Trade receivables, net	1,003.7	726.5
Other receivables, net	95.7	110.3
Restricted cash (note 10)	28.5	496.1
Deferred income taxes (note 12)	319.1	131.6
Derivative instruments (note 8)	230.5	51.0
Other current assets	211.6	166.5

Total current assets	3,924.6	3,562.5
Restricted cash (note 10)	475.5	—
Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	388.6	1,062.7
Other investments (note 7)	782.9	477.6
Property and equipment, net (note 9)	10,608.5	8,136.9
Goodwill (note 9)	12,626.8	9,942.6
Intangible assets subject to amortization, net (note 9)	2,504.9	1,578.3
Franchise rights and other intangible assets not subject to amortization	183.7	177.1
Other assets, net (notes 8 and 12)	1,123.1	631.6

Total assets	$32,618.6	$25,569.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2007	2006
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$804.9	$652.4
Deferred revenue and advance payments from subscribers and others (note 11)	933.8	640.1
Current portion of debt and capital lease obligations (notes 8 and 10)	383.2	1,384.9
Accrued interest	341.2	257.0
Accrued capital expenditures	194.1	111.7
Other accrued and current liabilities	1,200.3	698.6

Total current liabilities	3,857.5	3,744.7
Long-term debt and capital lease obligations (including $902.3 million and $702.3 million, respectively, measured at fair value) (notes 8 and 10)	17,970.2	10,845.2
Deferred tax liabilities (note 12)	743.7	537.1
Other long-term liabilities (notes 8, 11 and 12)	1,765.1	1,283.7

Total liabilities	24,336.5	16,410.7

Commitments and contingencies (notes 10, 12, 14 and 20)
Minority interests in subsidiaries	2,446.0	1,911.5

Stockholders’ equity (note 13):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 174,687,478 and 196,896,880 shares, respectively	1.7	2.0
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,256,353 and 7,284,799 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 172,129,524 and 197,256,404 shares, respectively	1.7	2.0
Additional paid-in capital	6,293.2	8,093.5
Accumulated deficit	(1,319.1)	(1,020.3)
Accumulated other comprehensive earnings, net of taxes (note 19)	858.5	169.8

Total stockholders’ equity	5,836.1	7,247.1

Total liabilities and stockholders’ equity	$32,618.6	$25,569.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
	in millions, except per share amounts

Revenue (note 15)	$9,003.3	$6,483.9	$4,517.3

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation of $12.2 million, $7.0 million and $9.9 million, respectively) (notes 14 and 15)	3,740.5	2,778.3	1,929.2
Selling, general and administrative (SG&A) (including stock-based compensation of $181.2 million, $63.0 million and $49.1 million, respectively) (notes 14 and 15)	1,888.4	1,439.4	1,059.5
Depreciation and amortization (note 9)	2,493.1	1,884.7	1,274.0
Provisions for litigation (note 20)	171.0	—	—
Impairment, restructuring and other operating charges, net (note 17)	43.5	29.2	4.5

	8,336.5	6,131.6	4,267.2

Operating income	666.8	352.3	250.1

Other income (expense):
Interest expense (note 15)	(982.1)	(673.4)	(396.1)
Interest and dividend income (note 15)	115.3	85.4	76.8
Share of results of affiliates, net (note 6)	33.7	13.0	(23.0)
Realized and unrealized gains (losses) on financial and derivative instruments, net (note 8)	(38.7)	(347.6)	310.0
Foreign currency transaction gains (losses), net	20.5	236.1	(209.2)
Other-than-temporary declines in fair values of investments (note 7)	(212.6)	(13.8)	(3.4)
Losses on extinguishment of debt, net (note 10)	(112.1)	(40.8)	(33.7)
Gains on disposition of assets, net (note 5)	557.6	206.4	115.2
Other income (expense), net	1.3	12.2	(0.6)

	(617.1)	(522.5)	(164.0)

Earnings (loss) before income taxes, minority interests and discontinued operations	49.7	(170.2)	86.1
Income tax benefit (expense) (note 12)	(233.1)	7.9	(28.7)
Minority interests in earnings of subsidiaries, net	(239.2)	(171.7)	(117.0)

Loss from continuing operations	(422.6)	(334.0)	(59.6)

Discontinued operations (note 5):
Earnings (loss) from operations, net of tax expense of nil, nil and $1.7 million, respectively	—	6.8	(20.5)
Gain on disposal of discontinued operations	—	1,033.4	—

	—	1,040.2	(20.5)

Net earnings (loss)	$(422.6)	$706.2	$(80.1)

Basic and diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 2):
Continuing operations	$(1.11)	$(0.76)	$(0.14)
Discontinued operations	—	2.37	(0.05)

	$(1.11)	$1.61	$(0.19)

Weighted average common shares outstanding — basic and diluted	380,223,355	438,135,460	415,277,683

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2007	2006	2005
	in millions

Net earnings (loss)	$(422.6)	$706.2	$(80.1)

Other comprehensive earnings (loss), net of taxes (note 19):
Foreign currency translation adjustments	677.2	397.8	(298.8)
Reclassification adjustment for foreign currency translation losses included in net earnings (loss)	9.6	9.0	54.8
Unrealized gains (losses) on available-for-sale securities	(139.7)	5.7	19.6
Reclassification adjustment for net losses (gains) on available-for-sale securities included in net earnings (loss)	136.0	13.8	(56.5)
Unrealized gains (losses) on cash flow hedges	(1.2)	(7.2)	10.8
Reclassification adjustment for losses (gains) on cash flow hedges included in net earnings (loss)	(5.5)	6.0	(6.0)
Pension related adjustments and other	12.3	—	(0.8)

Other comprehensive earnings (loss)	688.7	425.1	(276.9)

Comprehensive earnings (loss)	$266.1	$1,131.3	$(357.0)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated other
				Additional		comprehensive		Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity
	in millions

Balance at January 1, 2005	$1.7	$0.1	$1.8	$6,999.9	$(1,652.4)	$14.0	$—	$(127.9)	$5,237.2
Net loss	—	—	—	—	(80.1)	—	—	—	(80.1)
Other comprehensive loss, net of tax (note 19)	—	—	—	—	—	(276.9)	—	—	(276.9)
Adjustment due to issuance of stock by J:COM (note 4)	—	—	—	120.7	—	—	—	—	120.7
Adjustment due to issuance of stock by Telenet (note 6)	—	—	—	38.4	—	—	—	—	38.4
Cancellation of treasury stock	—	—	—	(127.9)	—	—	—	127.9	—
Issuance of restricted stock	—	—	—	16.7	—	—	(16.7)	—	—
Shares issued in LGI Combination, net of issuance costs (note 4)	0.6	—	0.6	2,876.0	—	—	—	(90.6)	2,786.6
Minority interest in deficit of Austar at acquisition date (note 4)	—	—	—	(52.4)	—	—	—	—	(52.4)
Stock issued (acquired) in connection with equity incentive plans	—	—	—	28.3	—	—	—	(0.1)	28.2
Repurchase of common stock (note 13)	—	—	—	—	—	—	—	(78.9)	(78.9)
Stock-based compensation, net of taxes (notes 2 and 14)	—	—	—	5.8	—	—	1.1	—	6.9
Reclassification of stock appreciation rights (SARs) obligation (note 13)	—	—	—	50.3	—	—	—	—	50.3
Tax benefits allocated from Liberty Media Corporation pursuant to Tax Sharing Agreement (note 12)	—	—	—	26.7	—	—	—	—	26.7
Adjustments due to changes in subsidiaries’ equity and other, net (note 13)	—	—	—	9.7	—	—	—	—	9.7

Balance at December 31, 2005	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive		Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity
	in millions

Balance at January 1, 2006, before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 3)	—	—	—	(15.6)	6.0	—	15.6	—	6.0

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.5)	(262.9)	—	(169.6)	7,822.4
Net earnings	—	—	—	—	706.2	—	—	—	706.2
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	425.1	—	—	425.1
Repurchase of common stock (note 13)	—	—	—	—	—	—	—	(1,756.9)	(1,756.9)
Cancellation of treasury stock	(0.3)	—	(0.4)	(1,925.8)	—	—	—	1,926.5	—
Stock-based compensation, net of taxes (notes 2 and 14)	—	—	—	63.1	—	—	—	—	63.1
Minority owners’ share of distribution paid by Austar (note 13)	—	—	—	(71.0)	—	—	—	—	(71.0)
Stock issued in connection with equity incentive plans	—	—	—	10.8	—	—	—	—	10.8
Adjustment to initially apply SFAS 158, net of taxes (note 3)	—	—	—	—	—	7.6	—	—	7.6
Adjustments due to changes in subsidiaries’ equity and other, net (note 13)	—	—	—	39.8	—	—	—	—	39.8

Balance at December 31, 2006	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$—	$—	$7,247.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions

Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$7,247.1
Accounting change (note 3)	—	—	—	71.4	123.8	—	195.2

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	(896.5)	169.8	7,442.3
Net loss	—	—	—	—	(422.6)	—	(422.6)
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	688.7	688.7
Repurchase and cancellation of common stock (note 13)	(0.3)	—	(0.3)	(1,860.4)	—	—	(1,861.0)
Stock-based compensation, net of taxes (notes 2 and 14)	—	—	—	55.9	—	—	55.9
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	12.4	—	—	12.4
Adjustment related to minority owners’ share of distribution paid by Austar (note 13)	—	—	—	(114.1)	—	—	(114.1)
Adjustments due to issuance of stock by Telenet (note 4)	—	—	—	(47.2)	—	—	(47.2)
Adjustments due to issuance of stock by J:COM (note 4)	—	—	—	55.2	—	—	55.2
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	26.5	—	—	26.5

Balance at December 31, 2007	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(422.6)	$706.2	$(80.1)
Net loss (earnings) from discontinued operations	—	(1,040.2)	20.5

Net earnings (loss) from continuing operations	(422.6)	(334.0)	(59.6)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	193.4	70.0	59.0
Depreciation and amortization	2,493.1	1,884.7	1,274.0
Provisions for litigation	171.0	—	—
Impairment, restructuring and other operating charges	43.5	29.2	4.5
Amortization of deferred financing costs and non-cash interest	74.3	82.2	103.8
Share of results of affiliates, net of dividends	(28.5)	(7.3)	23.0
Realized and unrealized losses (gains) on financial and derivative instruments, net	38.7	347.6	(310.0)
Foreign currency transaction losses (gains), net	(20.5)	(236.1)	209.2
Other-than-temporary declines in fair values of investments	212.6	13.8	3.4
Losses on extinguishment of debt	112.1	40.8	33.7
Gains on disposition of assets, net	(557.6)	(206.4)	(115.2)
Deferred income tax expense (benefit)	130.1	(100.6)	(75.6)
Minority interests in earnings of subsidiaries	239.2	171.7	117.0
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	105.4	166.7	5.1
Payables and accruals	(234.4)	(119.2)	(9.0)
Net cash provided by operating activities of discontinued operations	—	74.9	312.8

Net cash provided by operating activities	2,549.8	1,878.0	1,576.1

Cash flows from investing activities:
Capital expended for property and equipment	(2,034.5)	(1,507.9)	(1,046.2)
Cash paid in connection with acquisitions, net of cash acquired	(1,178.8)	(1,254.2)	(3,586.3)
Proceeds received upon dispositions of assets	481.7	380.8	464.5
Investments in and loans to affiliates and others	(43.5)	(255.7)	(133.7)
Net cash received (paid) to purchase or settle derivative instruments	(110.4)	50.5	82.4
Proceeds received from sale of short-term liquid investments	—	2.6	101.4
Cash paid in connection with LGI Combination	—	—	(703.5)
Return of cash previously paid into escrow in connection with 2004 acquisition	—	—	56.9
Purchases of short-term liquid investments	—	—	(55.1)
Other investing activities, net	(11.4)	23.9	56.3
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	2,548.1	—
Net cash used by investing activities of discontinued operations	—	(92.5)	(171.4)

Net cash used by investing activities	$(2,896.9)	$(104.4)	$(4,934.7)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2007	2006	2005
	in millions

Cash flows from financing activities:
Borrowings of debt	$11,952.5	$7,774.5	$6,968.4
Repayments of debt and capital lease obligations	(9,314.6)	(6,683.3)	(5,412.3)
Repurchase of LGI common stock	(1,796.8)	(1,756.9)	(78.9)
Cash distribution by subsidiaries to minority interest owners	(596.5)	(95.3)	—
Proceeds from issuance of stock by subsidiaries	124.9	18.5	873.6
Payment of deferred financing costs	(95.3)	(91.9)	(101.3)
Proceeds from issuance of LGI common stock upon exercise of stock options	42.9	17.5	20.8
Change in cash collateral	6.2	(394.2)	(57.2)
Other financing activities, net	17.8	(0.7)	(13.0)
Net cash used by financing activities of discontinued operations	—	—	(8.3)

Net cash provided (used) by financing activities	341.1	(1,211.8)	2,191.8

Effect of exchange rates on cash	161.0	116.5	(160.1)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	155.0	695.9	(1,460.0)
Discontinued operations	—	(17.6)	133.1

Net increase (decrease) in cash and cash equivalents	155.0	678.3	(1,326.9)
Cash and cash equivalents:
Beginning of period	1,880.5	1,202.2	2,529.1

End of period	$2,035.5	$1,880.5	$1,202.2

Cash paid for interest	$887.1	$485.6	$296.7

Net cash paid for taxes	$76.2	$65.9	$35.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) was formed on January 13, 2005, for the purpose of effecting the combination of LGI International, Inc. (LGI International) (formerly Liberty Media International, Inc.) and UnitedGlobalCom, Inc. (UGC). LGI International is the predecessor to LGI and was formed on March 16, 2004, in contemplation of the spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media) (the Spin-Off), including a majority interest in UGC, an international broadband communications provider. On June 7, 2004 (the Spin-Off Date), Liberty Media distributed to its stockholders, on a pro rata basis, all of the outstanding shares of LGI International’s common stock, and LGI International became an independent, publicly traded company. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

On June 15, 2005, we completed certain mergers whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly owned subsidiaries of LGI (the LGI Combination). As LGI International is the predecessor to LGI, the historical financial statements of LGI International and its predecessor became the historical financial statements of LGI upon consummation of the LGI Combination. Unless the context otherwise indicates, we present pre-LGI Combination references to shares of LGI International common stock or UGC common stock in terms of the number of shares of LGI common stock issued in exchange for such LGI International or UGC shares in the LGI Combination.

LGI is an international provider of video, voice and broadband Internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2007 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband Internet services in 10 European countries and in Chile. As further described in note 10, (i) our 100% ownership interest in Cablecom Holdings GmbH (Cablecom), a broadband communications operator in Switzerland, and (ii) our 80% ownership interest in VTR Global Com S.A. (VTR), a broadband communications operator in Chile, were transferred from certain of our other indirect subsidiaries to UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, during the second quarter of 2007. UPC Broadband Holding’s European broadband communications operations, including Cablecom, are collectively referred to as the UPC Broadband Division. Through our indirect controlling ownership interest in Telenet Group Holding NV (Telenet) (51.1% at December 31, 2007), which we began accounting for as a consolidated subsidiary effective January 1, 2007 (as further described in note 4), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.9% at December 31, 2007), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (53.4% at December 31, 2007), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also provides interactive digital services and owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming and interactive digital services to certain of our broadband communications operations, primarily in Europe.

On December 19, 2005 we reached an agreement to sell 100% of our Norwegian broadband communications operator, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish broadband communications operator, NBS Nordic Broadband Services AB (publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of our French broadband communications operator, UPC France SA (UPC France) and completed the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

sale on July 19, 2006. On June 9, 2006, we sold 100% of our Norwegian common local exchange carrier (CLEC), Priority Telecom Norway A.S., (PT Norway). We have presented UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations in our consolidated financial statements. See note 5.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2007.

(2)	Summary of Significant Accounting Policies

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

Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2007 and 2006, our restricted cash balances aggregated $504.0 million and $496.1 million, respectively. At December 31, 2007, our restricted cash balances included $470.3 million that is required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the 2007 VTR Bank Facility, as defined in note 10.

Our significant non-cash investing and financing activities are disclosed in our statements of stockholders’ equity and in notes 4, 5 and 9.

Receivables

Receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $125.4 million and $76.5 million at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

All debt and marketable equity securities held by our company that do not provide our company with the ability to exercise control or significant influence over the investee are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities that are classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings (loss) in stockholders’ equity. Realized gains and losses are determined on an average cost basis. Other investments in which our ownership interest is less than 20% and that are not considered marketable securities are carried at cost, subject to an other-than-temporary impairment assessment. Securities transactions are recorded on the trade date.

For those investments in affiliates in which we have the ability to exercise significant influence, the equity method of accounting is used. Generally, we exercise significant influence through a voting interest between 20% and 50% or board representation and management authority. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. In situations where our investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, and we hold investments in other more senior securities of the affiliate, we continue to record losses from the affiliate to the extent of the carrying amount of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by us if the affiliate were to experience a liquidation of its assets at their current book values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), the portion of the difference between our investment and our share of the net assets of the investee that represents goodwill is not amortized, but continues to be considered for impairment under Accounting Principles Board Opinion (APB) No. 18 (APB 18).

Changes in our proportionate share of the underlying share capital of a subsidiary or equity method investee, including those which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases to additional paid-in capital.

We continually review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee, changes in the stock price or valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. In addition, we consider the reason for the decline in fair value, such as (i) general market conditions and (ii) industry specific or investee specific factors, as well as our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Writedowns for cost investments and available-for-sale securities are included in our consolidated statement of operations as other-than-temporary declines in fair values of investments. Writedowns of equity method investments are included in share of results of affiliates.

Financial Instruments

The carrying value of cash and cash equivalents, short-term restricted cash, short-term liquid investments, receivables, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities approximate fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices, to the extent available, at the reporting date. The fair value of our debt instruments generally is based on the average of applicable bid and offer prices. See note 10 for the estimated fair value of our debt instruments.

Derivative Instruments

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of certain of J:COM’s derivative instruments, none of the derivative instruments that were in effect during the three years ended December 31, 2007 were designated as hedges for financial reporting purposes.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies (SFAS 51), we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by the Financial Accounting Standards Board (FASB) Interpretation No. 47, we recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. In addition, we recognize asset retirement obligations that arise from the European Union Directive on Waste Electrical and Electronic Equipment (WEEE Directive) pursuant to FASB Staff Position No. 143-1. The WEEE Directive creates certain legal obligations to dispose of electrical and electronic equipment, which incorporates equipment used in our European operations. The majority of our obligations under the WEEE Directive is related to customer premise equipment.

Asset retirement obligations may arise from the loss of rights of way that we obtain from local municipalities or other relevant authorities. Under certain circumstances, the authorities could require us to remove our network equipment from an area if, for example, we were to discontinue using the equipment for an extended period of time or the authorities were to decide not to renew our access rights. However, because the rights of way are integral to our ability to deliver broadband communications services to our customers, we expect to conduct our business in a manner that will allow us to maintain these rights for the foreseeable future. In addition, we have no reason to believe that the authorities will not renew our rights of way and, historically, renewals have always been granted. We also have obligations in lease agreements to restore the property to its original condition or remove our property at the end of the lease term. Sufficient information is not available to estimate the fair value of our asset retirement obligations in certain of our lease arrangements. This is the case in long-term lease arrangements in which the underlying leased property is integral to our operations, there is not an acceptable alternative to the leased property and we have the ability to indefinitely renew the lease. Accordingly, for most of our rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future and, as such, we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of December 31, 2007 and 2006, the recorded fair value of our asset retirement obligations was $53.4 million and $43.3 million, respectively.

Intangible Assets

Our primary intangible assets are goodwill, customer relationships, cable television franchise rights, and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Cable television franchise rights, customer relationships, and trade names were originally recorded at their fair values in connection with business combinations.

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

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite-lives. Our customer relationship intangible assets are amortized on a straight line basis over estimated useful lives ranging from 3 to 10 years for broadband communications and DTH satellite customer relationships and 10 to 18 years for programming distribution customer relationships.

Impairment of Property and Equipment and Intangible Assets

SFAS 144 requires that we review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

whether such carrying amounts continue to be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. The majority of our valuation allowances at December 31, 2007 are related to deferred tax assets acquired in purchase method business combinations. Any future release of the valuation allowance against these deferred tax assets will result in a corresponding reduction of goodwill. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense.

Defined benefit plans

Certain of our indirect subsidiaries maintain various employee pension plans that are treated as defined benefit pension plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We generally use a model portfolio of high quality bonds whose expected rate of return is estimated to match the plans’ expected cash flows as a basis to determine the most appropriate discount rates. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). For additional information, see notes 3 and 18.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) and equity investees are translated at the spot rate in effect at the applicable reporting date, and our consolidated statements of operations and our company’s share of the results of operations of our equity affiliates generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of stockholders’ equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the period. The effect of exchange rates on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the consolidated statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

Revenue Recognition

Cable Network Revenue.  We recognize revenue from the provision of video, telephone and broadband Internet services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is recognized as revenue in the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in our consolidated statements of operations as incurred.

Other Revenue.  We recognize revenue from DTH, telephone and data services that are not provided over our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to services that are not provided over our cable network is deferred and amortized over the average expected subscriber life.

Promotional Discounts.  For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted monthly fee, if any, charged to the subscriber.

Subscriber Advance Payments and Deposits.  Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

Deferred Construction and Maintenance Revenue.  As further described in note 11, J:COM enters into agreements whereby it receives up-front compensation to construct and maintain certain cable facilities. Revenue from these arrangements has been deferred and is being recognized on a straight-line basis over the terms of the agreements, which generally range from 15 to 20 years.

Sales, Use and Other Value Added Taxes.  Revenue is recorded net of applicable sales, use and other value added taxes.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Stock Based Compensation

2007 and 2006

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective adoption method. SFAS 123(R) generally requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

In addition, SFAS 123(R) requires the benefits of tax deductions in excess of deferred taxes on recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed by the prior accounting rules. This requirement, to the extent applicable, reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of the adoption of SFAS 123(R), we began (i) using the fair value method to recognize share-based compensation and (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards. In addition, we use the straight-line method to recognize stock-based compensation expense for our outstanding stock awards granted after January 1, 2006 that do not contain a performance condition and the accelerated expense attribution method for our outstanding stock awards granted prior to January 1, 2006. As required by SFAS 123(R), we use the accelerated attribution method to recognize stock-based compensation expense for all stock awards granted after January 1, 2006 that contain a performance condition and vest on a graded basis. SFAS 123(R) also requires recognition of the equity component of deferred compensation as additional paid-in capital. As a result, we have reclassified the January 1, 2006 deferred compensation balance of $15.6 million to additional paid-in capital in our consolidated statement of stockholders’ equity.

We have calculated the expected life of options and SARs granted by LGI to employees using the “simplified method” set forth in Staff Accounting Bulletin (SAB) No. 107. The expected volatility for LGI options and SARs was based on the historical volatilities of LGI, UGC and certain other public companies with characteristics similar to LGI for a historical period equal to the expected average life of the LGI awards.

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

2005

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards to our employees using the intrinsic value method and we recorded forfeitures as incurred. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options was recognized only if the estimated fair value of the underlying stock exceeded the exercise price on the measurement date, in which case, compensation was recognized based on the percentage of options that were vested until the options were exercised, expired or were canceled and (ii) compensation expense for variable-plan options was recognized based upon the percentage of the options that were vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options were exercised, expired or were canceled. Through December 31, 2005, we recorded stock-based compensation expense

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

for our variable-plan options and SARs using the accelerated expense attribution method. We recorded compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period. Most of the LGI stock options outstanding during 2005 were accounted for as variable-plan awards.

As a result of the Spin-Off and the related issuance of options to acquire LGI common stock, certain persons who remained employees of Liberty Media immediately following the Spin-Off hold options to purchase LGI common stock and certain persons who are our employees hold options, SARs and options with tandem SARs with respect to Liberty Media common stock. Pursuant to the Reorganization Agreement between our company and Liberty Media (see note 15), we are responsible for all stock incentive awards related to LGI common stock and Liberty Media is responsible for all stock incentive awards related to Liberty Media common stock regardless of whether such stock incentive awards are held by our or Liberty Media’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LGI or Liberty Media common stock. Accordingly, any stock-based compensation that we include in our consolidated statements of operations with respect to Liberty Media stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.

The exercise price of employee stock options granted prior to the initial public offering (IPO) by J:COM on March 23, 2005 was subject to adjustment depending on the IPO price. As such, J:COM used variable-plan accounting for such stock options. Prior to March 23, 2005, no compensation was recorded with respect to these options.

As noted above, our stock-based compensation for the year ended December 31, 2005 has not been restated in connection with the implementation of SFAS 123(R). The following table illustrates the pro forma effect on our 2005 loss from continuing operations and loss from continuing operations per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method:

Year ended
December 31, 2005
in millions, except
per share amounts

Loss from continuing operations	$(59.6)
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	7.1
Deduct stock compensation charges as determined under the fair value method, net of taxes	(35.0)

Pro forma loss from continuing operations	$(87.5)

Basic and diluted earnings (loss) from continuing operations per share — Series A, Series B and Series C common stock:
As reported	$(0.14)

Pro forma	$(0.21)

See note 14 for additional information concerning our stock incentive awards.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options, nonvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported losses from continuing operations during 2007, 2006 and 2005. Therefore, the dilutive effect at December 31, 2007, 2006 and 2005 of (i) the aggregate number of then outstanding options, SARs, and nonvested shares of approximately 26.7 million, 32.1 million and 32.4 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 42.0 million, 39.4 million and 41.1 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI’s performance-based incentive plans of 9.9 million, nil and nil, respectively, were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes the recognition threshold and provides guidance for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In connection with our January 1, 2007 adoption of FIN 48, we recognized (i) a $157.9 million decrease to our other long-term liabilities related to uncertain income tax positions, (ii) a $187.3 million increase to our deferred tax assets, net of related valuation allowances, (iii) a $123.8 million decrease to our accumulated deficit and (iv) a $145.5 million decrease to our goodwill. In addition, we recorded a $71.4 million increase to additional paid-in capital and a $4.5 million increase to minority interests in subsidiaries related to the minority interest owners’ share of the decrease to the January 1, 2007 stockholders’ deficit of a majority-owned subsidiary. See note 13.

For information concerning our unrecognized tax benefits, see note 12.

SFAS 155

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). Among other matters, SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. If elected, subsequent changes in the fair value of the instrument are recognized in earnings. Effective January 1, 2006, we adopted SFAS 155 and elected to account for the UGC Convertible Notes (see note 10) on a fair value basis. In accordance with the provisions of SFAS 155, we have accounted for the $9.3 million cumulative impact of this change, before deducting applicable deferred income taxes of $3.3 million, as a $6.0 million net decrease to our January 1, 2006 accumulated deficit. This adjustment represents the difference between the total carrying value of the individual components of the UGC Convertible Notes under our former method of accounting and the fair value of the UGC Convertible Notes as of January 1, 2006. Pursuant to the provisions of SFAS 155, we have not restated our results for periods prior to January 1, 2006 to reflect this accounting change.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

SFAS 158

In September 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status as other comprehensive earnings (losses) in the year in which the changes occur. SFAS 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. We adopted SFAS 158 effective December 31, 2006. The incremental effect on the individual line items in our balance sheet as of December 31, 2006 was as follows:

	Before		After
	application of		application of
	SFAS 158	Adjustments	SFAS 158
		in millions

Other long-term liabilities (includes liability for pension benefits of $48.1 million)	$1,292.2	$(8.5)	$1,283.7
Non-current deferred tax liabilities	$536.2	$0.9	$537.1
Total liabilities	$16,418.3	$(7.6)	$16,410.7
Accumulated other comprehensive earnings, net of taxes	$162.2	$7.6	$169.8
Total stockholders’ equity	$7,239.5	$7.6	$7,247.1

SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS 123(R). See notes 2 and 14.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years. We will adopt SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008 and do not expect this adoption to have a material impact on our consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon our January 1, 2008 adoption of SFAS 159, we will adopt the fair value method of accounting for certain equity method and available-for-sale investments. We currently expect that the cumulative after-tax effect of the adoption of the fair value method of accounting for these investments will result in a reduction to our January 1, 2008 accumulated deficit that will range between $280 million and $360 million.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations, and generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree at the acquisition date, at fair values as of that date. The requirements of SFAS 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also amends SFAS 142, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not completed our analysis of the impact of this standard on our consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not completed our analysis of the impact of this standard on our consolidated financial statements.

EITF 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance for determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or APB No. 12, Omnibus Opinion (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. We will adopt EITF 06-10 on January 1, 2008 and do not expect this adoption to have a material impact on our consolidated financial statements.

SAB 110

In December 2007, the United States Securities and Exchange Commission (SEC) issued SAB No. 110 (SAB 110), which amends the view of the SEC staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is not expected to have a material impact on our consolidated financial statements.

(4)	Acquisitions

Significant 2007 Acquisitions

During 2007, our significant acquisitions included (i) our consolidation of Telenet effective January 1, 2007 and our acquisition of additional direct and indirect Telenet interests during the year and (ii) J:COM’s acquisition of JTV Thematics (as defined below) on September 1, 2007. These acquisitions, which are described below, are collectively referred to herein as the Significant 2007 Acquisitions.

A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2007 Acquisitions is presented following the descriptions of these transactions below.

Acquisition of Telenet

General — As further described below, it was not until February 2007 that we were able to exercise the voting control associated with the Telenet shares we acquired in November 2006. Accordingly, the November and December 2006 transactions that led to our January 1, 2007 consolidation of Telenet are described below, along with the additional interests that we acquired in 2007.

2006 Transactions — As discussed in greater detail below, we acquired 8,481,138 or 8.4% of Telenet’s then-outstanding ordinary shares from third parties during November and December of 2006.

LGI Telenet I BV, a Dutch BV (LGI Telenet I) (formerly Belgian Cable Holdings, a Delaware partnership) is an indirect subsidiary of Chellomedia and, prior to June 2007 (see below), owned a majority common equity interest and a 100% preferred interest in Belgian Cable Investors, a Delaware partnership (Belgian Cable Investors). Belgian Cable Investors was dissolved in December 2007 and the net assets of Belgian Cable Investors were transferred to LGI Telenet I. LGI Telenet I provided 100% of the funding for Belgian Cable Investors’ November 13, 2006 acquisition of 6,750,000 Telenet shares, as described below. In connection with this funding, the interest in Belgian Cable Investors of Cable Partners Belgium LLC (Cable Partners Belgium), an unrelated third party and, at the time, the minority investor in Belgian Cable Investors, was diluted effective in January 2007 from 21.6% to 10.5%.

In addition, in November 2006, LGI Ventures BV (LGI Ventures), formerly Chellomedia Investments BV, a wholly owned subsidiary of Chellomedia, paid cash consideration of €22.2 million ($28.4 million at the transaction date), before direct acquisition costs, to acquire 931,138 Telenet shares and 136,464 warrants to purchase 409,392 Telenet shares from certain of our co-investors in Telenet. In December 2006, Liberty Global Europe NV (Liberty Global Europe), the parent of Chellomedia, paid cash consideration of €17.2 million ($22.5 million at the transaction date), before direct acquisition costs, to acquire 800,000 Telenet shares through open market purchases.

Also in November 2006, certain entities that, at the time, were majority owned by Belgian Cable Investors (the Investcos), distributed 680,062 Telenet shares and 1,159 warrants to purchase 3,477 Telenet shares to certain of our co-investors in Telenet in exchange for the redemption of €14.0 million ($18.0 million at the transaction date) of the then redemption value of certain mandatorily redeemable securities of the Investcos that were held by these Telenet co-investors. These shares and warrants were in turn sold by the Telenet co-investors to LGI Ventures for cash consideration of €14.0 million ($18.0 million at the transaction date), before direct acquisition costs. With the exception of the redemption of the Investcos’ mandatorily redeemable securities (which securities are further

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

described below), the impact of these transactions is eliminated in consolidation as each of LGI Ventures and the Investcos were consolidated subsidiaries of Chellomedia at the transaction date. Following this redemption, the estimated redemption value of the remaining outstanding mandatorily redeemable securities of the Investcos that were held by third parties was reduced to an insignificant amount.

The Investcos’ securities mentioned above have been mandatorily redeemable at the option of the third-party holders since the October 2005 IPO of Telenet. See note 6. The estimated redemption value of the Investcos’ securities held by third parties was included in debt in our consolidated balance sheets and changes in the estimated redemption value of the Investcos’ securities held by third parties were included in interest expense in our consolidated statements of operations. During 2006 and 2005, we recorded increases to the estimated redemption value of these securities aggregating €3.3 million ($4.1 million at the average rate during the period) and €28.3 million ($34.1 million at the average rate during the period), respectively.

On November 13, 2006, Belgian Cable Investors, then a majority owned subsidiary of Chellomedia, paid cash consideration of €135.0 million ($172.9 million at the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). At the time, the Mixed Intercommunales were, along with certain of our subsidiaries, members of a syndicate (the Telenet Syndicate) that controlled Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction, we obtained a majority ownership interest in the Telenet shares owned by the Telenet Syndicate, thereby acquiring certain governance rights that provided us with the ability to exercise voting control over Telenet, as further described below. However, as we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we accounted for Telenet using the equity method through December 31, 2006. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We obtained control of Telenet to enhance our strategic alternatives with respect to our investment position in Telenet.

2007 Transactions.  During the first quarter of 2007, we acquired 2,720,970 or 2.7% of Telenet’s then outstanding ordinary shares through transactions with third parties and the conversion of certain warrants, for an aggregate cost of €63.9 million ($83.8 million at the average rate for the period), including direct acquisition costs and the €4.9 million ($6.4 million at the average rate for the period) fair value of the converted warrants.

On May 31, 2007, pursuant to the rights provided us under the agreement among the Telenet Syndicate shareholders (the Syndicate Agreement), we nominated seven additional members to the Telenet Board, bringing our total number of representatives to nine of the 17 total members. Under the Syndicate Agreement and the Telenet Articles of Association, certain limited Telenet Board decisions must receive the affirmative vote of specified directors in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at the time, these special voting requirements applied only to certain minority-protective decisions, including (i) affiliate transactions, (ii) incurrence of debt in excess of that required to fund Telenet’s business plan and (iii) dispositions of assets representing more than 20% of Telenet’s fair market value.

On June 29, 2007, LGI Telenet I paid cash consideration of €35.3 million ($47.6 million at the transaction date) to acquire from a third party the remaining 10.5% interest in Belgian Cable Investors that we did not already own.

On July 4, 2007, Belgian Cable Investors paid cash consideration of €466.7 million, or €25.00 per share ($635.7 million or $34.05 per share at the transaction date), before direct acquisition costs, to exercise options to acquire 18,668,826 Telenet shares from certain of the Telenet Syndicate shareholders. As a result of this transaction, only one third-party shareholder (the Financial Consortium) remained within the Telenet Syndicate and our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

governance rights increased such that the only Telenet Board decisions that we do not control under the Syndicate Agreement and the Telenet Articles of Association are certain minority-protective decisions, including decisions to sell certain cable assets or terminate cable services.

On August 7, 2007, we exercised 26,417 warrants to purchase Telenet ordinary shares and on or around the same date, certain third-party holders of these warrants exercised in the aggregate a further 3,261,960 warrants. On August 10, 2007, Telenet issued (i) 7,461,533 ordinary shares in the aggregate to the Financial Consortium and other third parties and (ii) 79,251 ordinary shares to our company upon the exercise of these warrants. In connection with the dilution of our Telenet ownership interest that resulted from the exercise of the warrants by third-party holders, we recognized a loss of €35.8 million ($49.2 million at the transaction date), which is reflected as a decrease to additional paid-in capital in our consolidated statement of stockholders’ equity for the year ended December 31, 2007. No deferred income taxes were required to be provided on this loss.

On September 24, 2007, we purchased 5,300,000 Telenet ordinary shares in privately negotiated transactions for total cash consideration of €117.8 million ($165.9 million at the transaction date), including direct acquisition costs. These shares are subject to the terms of the Syndicate Agreement.

As of December 31, 2007, we indirectly owned 55,861,521 shares or 51.1% of Telenet’s then outstanding ordinary shares.

We have accounted for our acquisitions of Telenet and Belgian Cable Investors interests as step acquisitions, and have allocated our investment basis to our pro rata share of Telenet’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for the 2007 Telenet and Belgian Cable Investors step acquisitions, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Telenet. Although most items remain open in the valuation process associated with the interests acquired during 2007, we expect that the most significant adjustments to the preliminary purchase price allocation will involve property and equipment, intangible assets and deferred income taxes.

See note 6 for information regarding transactions related to Telenet that occurred during 2005.

Acquisition of JTV Thematics

Sumitomo Corporation (Sumitomo) is the owner of a minority interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority owned subsidiary and the owner of a controlling interest in J:COM. On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our Japanese programming joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consists of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan. Following the spin-off of JTV Thematics, Jupiter TV was renamed SC Media & Commerce, Inc. (SC Media). SC Media’s business primarily focuses on the operation of Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel), through which a wide variety of consumer products and accessories are marketed and sold.

As further described in note 5, we exchanged our interest in SC Media for shares of Sumitomo common stock on July 3, 2007.

On September 1, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM. The merger of J:COM and JTV Thematics has been treated as the acquisition of JTV Thematics by J:COM. J:COM acquired JTV Thematics to increase its presence in the programming distribution

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

business in Japan. J:COM has accounted for the acquisition of JTV Thematics under the provisions of SFAS 141 whereby the JTV Thematics interest acquired from Sumitomo has been accounted for using the purchase method of accounting and the JTV Thematics interest acquired from our company has been treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire JTV Thematics includes (i) ¥26,839 million ($231.7 million at the transaction date) representing the value assigned to the 253,676 J:COM ordinary shares issued to Sumitomo based on the average quoted market price of J:COM ordinary shares for the period beginning two trading days before and ending two trading days after the terms of the merger were agreed to and announced (May 22, 2007), (ii) ¥6,708 million ($57.9 million at the transaction date) representing the value assigned to the 253,675 J:COM ordinary shares issued to one of our wholly owned indirect subsidiaries, based on our historical cost basis in JTV Thematics at September 1, 2007 and (iii) ¥385.0 million ($3.3 million at the transaction date) representing direct acquisition costs.

The aggregate cost basis assigned to the JTV Thematics interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of JTV Thematics based on preliminary assessments of their respective fair values, and the excess of the aggregate cost basis over the preliminary fair values of such identifiable net assets was allocated to goodwill. The allocation of this aggregate cost basis by J:COM, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based on J:COM’s final assessment of the fair values of the identifiable assets and liabilities of JTV Thematics. Although most items in the JTV Thematics valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will involve intangible assets and deferred income taxes.

In connection with the dilution of our J:COM ownership interest that resulted from the issuance of the J:COM shares to Sumitomo, we recorded a $53.0 million gain, which is reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity for the year ended December 31, 2007. No deferred income taxes were required to be provided on this gain.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Opening Balance Sheet Information of the Significant 2007 Acquisitions

A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2007 Acquisitions is presented in the following table. The opening balance sheets presented in this table are based on preliminary purchase price allocations and are therefore subject to adjustment:

	Telenet	JTV Thematics
Effective acquisition or consolidation date for financial	January 1,	September 1,
reporting purposes:	2007	2007
	in millions

Cash	$77.6	$6.3
Other current assets	159.1	22.3
Investments in affiliates	—	121.7
Property and equipment, net	1,417.9	8.8
Goodwill	1,983.7	154.6
Intangible assets subject to amortization (a)	918.7	119.4
Other assets, net	22.9	14.5
Current liabilities	(575.6)	(48.9)
Long-term debt and capital lease obligations	(1,810.7)	(25.0)
Other long-term liabilities	(295.1)	(80.6)
Minority interests (b)	(378.3)	(0.2)

Total purchase price	$1,520.2	$292.9

Purchase price:
Cash consideration	$930.8	$—
Issuance of J:COM stock to Sumitomo	—	231.7
Investment in affiliates (c)	523.3	57.9
Options and warrants (d)	65.2	—
Direct acquisition costs	0.9	3.3

	$1,520.2	$292.9

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships and certain network-related rights. At January 1, 2007 and the respective 2007 step acquisition dates, the weighted average useful life of Telenet’s intangible assets was approximately 16 years. At September 1, 2007, the useful life of JTV Thematics’ intangible assets was approximately 15 years.

(b)	The Telenet amount represents the minority interest owners’ share of Telenet’s net assets.

(c)	These amounts represent the carrying values of our equity method investments in Telenet and JTV Thematics, which were eliminated upon our respective acquisitions of controlling interests in these entities.

(d)	Amount represents the fair value of options and warrants to acquire Telenet ordinary shares on the date of exercise.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Other 2007 Acquisition

Telesystems Tirol — On October 2, 2007, our operating subsidiary in Austria acquired Telesystem Tirol GmbH & Co KG (Tirol), a broadband communications operator in Austria, for cash consideration of €84.3 million ($119.3 million at the transaction date), including working capital adjustments and direct acquisition costs.

Significant 2006 Acquisitions

During 2006, our significant acquisitions included (i) J:COM’s acquisition of a controlling interest in Cable West, Inc. (Cable West) effective September 28, 2006 and (ii) the consolidation of Karneval Media s.r.o. and Forecable s.r.o. (together Karneval) effective September 18, 2006. These acquisitions, which are described below, are collectively referred to herein as the Significant 2006 Acquisitions.

A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2006 Acquisitions is presented following the descriptions of these transactions below.

Acquisition of Cable West

On September 28, 2006, J:COM paid aggregate cash consideration of ¥55.8 billion ($472.5 million at the transaction date) before direct acquisition costs to increase its ownership interest in Cable West from an 8.6% non-controlling interest to an 85.0% controlling interest. On November 15, 2006, J:COM paid aggregate cash consideration of ¥7,736 million ($65.5 million at the transaction date) to increase its ownership interest in Cable West to 95.6%. Cable West is a broadband communications provider in Japan. For financial reporting purposes, J:COM began consolidating Cable West effective September 30, 2006. J:COM acquired Cable West in order to achieve certain financial, operational and strategic benefits through the integration of Cable West with its existing operation. On January 1, 2008, Cable West was merged with certain other J:COM entities to form J:COM West Co., Ltd.

J:COM’s acquisitions of additional Cable West ownership interests during the third and fourth quarters of 2006 have been accounted for as step acquisitions by our company of ownership interests in Cable West of 76.4% and 10.6%, respectively. The total cash consideration, together with direct acquisition costs, and the September 28, 2006 carrying value of J:COM’s cost method investment in Cable West, has been allocated to the identifiable assets and liabilities of Cable West based on assessments of their respective fair values (taking into account the respective 76.4% and 10.6% Cable West ownership interests that we acquired during the third and fourth quarters of 2006, respectively), and the excess of the purchase prices over the adjusted fair values of such identifiable net assets was allocated to goodwill.

Acquisition of Karneval

On August 9, 2006, we announced that (i) Liberty Global Europe had signed a total return swap agreement with each of Aldermanbury Investments Limited (AIL), an affiliate of JP Morgan, and Deutsche Bank AG, London Branch (Deutsche), to acquire Unite Holdco III BV (Unite Holdco), subject to regulatory approvals, and (ii) Unite Holdco had entered into a share purchase agreement to acquire all interests in Karneval from ICZ Holding BV. On September 18, 2006, Unite Holdco acquired Karneval for aggregate cash consideration of €331.1 million ($420.1 million at the transaction date) before direct acquisition costs, including €8.6 million ($10.9 million at the transaction date) of net cash and working capital adjustments. Karneval provides cable television and broadband Internet services to residential customers and managed network services to corporate customers in the Czech Republic. We acquired Karneval in order to achieve certain financial, operational and strategic benefits through the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

integration of Karneval with our existing operations in the Czech Republic. On December 28, 2006, following the receipt of regulatory approvals, Liberty Global Europe completed its acquisition of Unite Holdco and settled the total return swap agreements with each of AIL and Deutsche.

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

Our acquisition of Karneval through Unite Holdco has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of Karneval based on assessments of their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Opening Balance Sheet Information of the Significant 2006 Acquisitions

A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2006 Acquisitions is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2007 prior to the finalization of purchase accounting.

	Cable West	Karneval
Effective acquisition or consolidation date	September 30,	September 30,
for financial reporting purposes:	2006	2006
	in millions

Cash	$15.1	$12.4
Other current assets	45.6	2.6
Property and equipment, net	300.5	172.9
Goodwill	365.9	233.0
Intangible assets subject to amortization (a)	110.0	20.9
Other assets, net	2.9	14.9
Current liabilities	(73.6)	(10.0)
Long-term debt and capital lease obligations	(65.1)	(1.8)
Other long-term liabilities	(138.2)	(16.5)
Minority interests in subsidiaries	(6.4)	—

Total purchase price	$556.7	$428.4

Purchase price:
Cash consideration	$538.0	$420.1
Other investment (b)	16.4	—
Direct acquisition costs	2.3	8.3

	$556.7	$428.4

(a)	The amounts reflected as intangible assets subject to amortization primarily relate to our assessment of the fair value of customer relationships. Such acquired intangible assets for Cable West and Karneval had weighted average lives of 10 and 5 years, respectively, at the respective acquisition dates.

(b)	The Cable West amount represents the $16.4 million carrying value of J:COM’s cost method investment in Cable West as of September 27, 2006, which was eliminated upon J:COM’s acquisition of a controlling interest.

Other 2006 Acquisition

INODE — On March 2, 2006 we acquired UPC Austria GmbH (formerly INODE Telekommunikationsdienstleistungs GmbH) (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date). The INODE acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the acquired identifiable net assets of INODE based on their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Significant 2005 Acquisitions

During 2005 we completed the following significant acquisitions, each of which is described in detail below: (i) the LGI Combination effective June 15, 2005, (ii) the acquisition of Cablecom effective October 24, 2005, (iii) the acquisition of Astral Telecom SA (Astral) effective October 14, 2005, (iv) the acquisition of NTL Ireland effective May 9, 2005, (v) the acquisition of a controlling interest in Austar effective December 14, 2005 and (vi) VTR’s acquisition of a controlling interest in Metrópolis Intercom SA (Metrópolis) effective April 13, 2005. These acquisitions are collectively referred to herein as the Significant 2005 Acquisitions. As further described below, we also began consolidating Super Media/J:COM on January 1, 2005.

A summary of the purchase prices, opening balance sheets and the effective acquisition dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media/J:COM consolidation is presented following the descriptions of these transactions below.

LGI Combination

On June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly owned subsidiaries of LGI. Among other matters, the LGI Combination was completed in order to eliminate the dual public holding company structure in which LGI International’s principal consolidated asset was its majority interest in UGC, another public company.

In the LGI Combination, (i) each outstanding share of LGI International Series A and Series C common stock was exchanged for one share of the corresponding series of LGI common stock, and (ii) each outstanding share of UGC Class A common stock, UGC Class B common stock and UGC Class C common stock (other than those shares owned by LGI International and its wholly owned subsidiaries) was converted into the right to receive for each share of common stock owned either (i) 0.2155 of a share of LGI Series A common stock and 0.2155 of a share of LGI Series C common stock (plus cash for any fractional share interest) or (ii) $9.58 in cash. Cash elections were subject to proration so that the aggregate cash consideration paid to UGC’s stockholders would not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. The effects of the LGI Combination have been included in our historical consolidated financial statements beginning with the June 15, 2005 acquisition date.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The LGI Combination has been accounted for as a step acquisition by our company of the remaining minority interest in UGC. The purchase price in this step acquisition includes the consideration issued to UGC public stockholders to acquire the UGC interest not already owned by our company and the direct acquisition costs incurred by our company. The details of the purchase price are presented in the following table ($ in millions):

Shares of LGI Series A common stock issued to UGC stockholders other than LGI International and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765
Shares of LGI Series C common stock issued to UGC stockholders other than LGI International and its wholly owned subsidiaries (including 2,067,786 shares issued to UGC subsidiaries)	65,694,765

131,389,530

Fair value of LGI Series A and Series C common stock issued to UGC stockholders other than LGI International and its wholly owned subsidiaries	$2,878.2
Fair value of LGI Series A and Series C common stock issued to UGC subsidiaries	(90.6)

Fair value of outstanding LGI Series A and Series C common stock issued to UGC stockholders	2,787.6
Cash consideration	694.5
Direct acquisitions costs	9.0

Total purchase price	3,491.1
Elimination of minority interest in UGC	(994.8)

Purchase price allocated to the net assets of UGC	$2,496.3

The fair value of the shares issued to UGC stockholders other than LGI International in the LGI Combination was derived from a fair value of $43.812 per share of LGI Series A common stock, which was the average of the quoted market price per share of LGI Series A common stock (before giving effect to the September 6, 2005 stock split in the form of a stock dividend, pursuant to which holders received one share of LGI Series C common stock for each share of LGI Series A common and one share of LGI Series C common stock for each share of LGI Series B common stock) for the period beginning two trading days before and ending two trading days after the date that the LGI Combination was agreed to and announced (January 18, 2005). After eliminating the minority interest in UGC from our consolidated balance sheet, we allocated the remaining purchase price to the identifiable assets and liabilities of UGC based on their respective fair values (taking into account the 46.6% UGC ownership interest that LGI acquired in the LGI Combination), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill

Consolidation of Super Media/J:COM

On December 28, 2004, our 45.5% ownership interest in J:COM, and a 19.8% interest in J:COM owned by Sumitomo were combined in Super Media. Super Media’s investment in J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.7% noncontrolling interest in Super Media, and Super Media held a 65.3% controlling interest in J:COM at December 31, 2004.

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
December 31, 2007, 2006 and 2005 — (Continued)

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

At December 31, 2007, Super Media owned 3,987,238 shares of J:COM, or 58.2% of the outstanding shares of J:COM, and certain of our subsidiaries owned an aggregate 58.7% ownership interest in Super Media.

See note 21 for additional information concerning J:COM.

Acquisition of Cablecom

On October 24, 2005, Liberty Global Switzerland, Inc. (LG Switzerland), our indirect wholly-owned subsidiary, purchased from Glacier Holdings S.C.A. all of the issued share capital of Cablecom, the parent

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

company of a Swiss broadband communications company, for a cash purchase price before direct acquisition costs of 2,826 million Swiss francs (CHF) ($2,212.3 million at the transaction date). We acquired Cablecom in order to expand the markets in which we operate in Europe.

The Cablecom acquisition was funded through a combination of (i) a €550 million ($667 million at the transaction date) 9.5 year split-coupon floating rate payment-in-kind (PIK) loan entered into by LG Switzerland, (ii) a new offering of €300 million ($363 million at the transaction date) principal amount of 8.6% Senior Notes due 2014 by UPC Holding, a sister corporation of LG Switzerland and (iii) available cash. At the acquisition date, Cablecom reported outstanding debt of CHF 1.7 billion ($1.4 billion at the transaction date).

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

In connection with the sale and purchase agreement, UPC Ireland agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. The make whole arrangement with MSDW Equity was considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FIN 46(R). As UPC Ireland was responsible for all losses incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of MS Irish Cable, UPC Ireland was MS Irish Cable’s primary beneficiary, as defined by FIN 46(R), and UPC Ireland was therefore required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, upon

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

the May 9, 2005 closing of MS Irish Cable’s acquisition of NTL Ireland. As MSDW Equity had no equity at risk in MS Irish Cable, the full amount of MS Irish Cable’s results from May 9, 2005 through December 12, 2005 was allocated to UPC Ireland.

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

On December 14, 2005, CHAMP sold to United AUN, Inc., a wholly owned subsidiary of UAPC (together with UAPC, the United Partners), units in UAP representing 224 million shares in Austar for net cash consideration of 204.9 million Australian dollars (AUD) ($155.0 million at the transaction date) before direct acquisition costs, and UAP transferred 298 million Austar shares to CHAMP in cancellation of their remaining units in Austar. Upon completion of this transaction, the United Partners owned 100% of the UAP partnership interest, CHAMP ceased to be a partner in UAP, and UAP owned a 55.2% economic and voting interest in Austar.

The December 14, 2005 transaction has been accounted for as a step acquisition by our company of an 18.5% interest in Austar. The total cash consideration, together with direct acquisition costs, has been allocated to the identifiable assets and liabilities of Austar based on their respective fair values (taking into account the 18.5% Austar ownership interest that we acquired in the December 14, 2005 step acquisition), and the excess of the purchase price over the adjusted fair values of such identifiable net assets was allocated to goodwill.

VTR Acquisition of Metrópolis

On April 13, 2005, VTR completed its previously announced combination with Metrópolis, a Chilean broadband communications company. Prior to the combination, LGI International owned a 50% interest in Metrópolis, with the remaining 50% interest owned by Cristalerías de Chile S.A. (Cristalerías). As consideration for Cristalerías’ interest in Metrópolis, (i) VTR issued 11,438,360 shares of its common stock to Cristalerías, representing 20% of the outstanding economic and voting shares of VTR subsequent to the transaction, (ii) VTR assumed certain indebtedness owed by Metrópolis to CristalChile Inversiones SA (CCI), an affiliate of Cristalerías, in the amount of 6,067 million Chilean pesos (CLP) ($10.5 million at the transaction date), and (iii) UGC granted Cristalerías the right to put its 20% interest in VTR to UGC at fair value, subject to a minimum purchase price of $140 million, which put is exercisable until April 13, 2015. The acquisition of Cristalerías’ interest in Metrópolis included the assumption of $25.8 million in debt payable to a Chilean telecommunications company (CTC) and

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

CLP 30.335 billion ($51.8 million at the transaction date) of bank debt. The bank debt was repaid in April 2005 and the debt owed to CTC was repaid in July 2005 using proceeds from the 2005 VTR Bank Facility. See note 10. VTR merged with Metrópolis to achieve certain financial, operational and strategic benefits through the integration of Metrópolis with its existing operations.

The final regulatory approval for the combination, which was obtained in March 2005, imposed certain conditions on the combined entity. The most significant of these conditions require that the combined entity (i) re-sell broadband capacity to third-party broadband Internet service providers on a wholesale basis, (ii) activate two-way capacity on 2.0 million homes passed within five years from the consummation date of the combination and (iii) for three years after the consummation date of the combination, limit basic tier price increases to the rate of inflation plus a programming cost escalator. Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any business that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. If the FNE ultimately determines that a violation has occurred, it will commence an action before the Chilean Antitrust Court. We currently are unable to predict the outcome of this matter.

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
December 31, 2007, 2006 and 2005 — (Continued)

Opening Balance Sheet Information of Significant 2005 Acquisitions

A summary of the purchase prices, opening balance sheets and the effective acquisition or consolidation dates for financial reporting purposes of the Significant 2005 Acquisitions and the Super Media / J:COM consolidation is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2006 prior to the finalization of purchase accounting:

	Super Media/		NTL	LGI
	J:COM	Metrópolis (d)	Ireland	Combination (e)	Astral	Cablecom	Austar (f)
Effective acquisition or consolidation	January 1,	April 1,	May 1,	June 15,	October 1,	October 31,	December 31,
date for financial reporting purposes:	2005	2005	2005	2005	2005	2005	2005
	in millions

Cash	$101.7	$7.4	$9.3	$—	$12.0	$27.8	$9.5
Other current assets	165.5	6.0	16.3	—	10.5	199.8	27.4
Investments in affiliates	65.2	—	—	184.9	1.9	5.7	38.7
Property and equipment, net	2,441.2	138.0	282.5	223.6	111.5	1,295.5	92.4
Goodwill	1,875.3	224.3	208.5	1,610.7	265.2	2,241.2	316.1
Intangible assets subject to amortization (a)	—	—	—	622.5	74.7	325.1	72.8
Other assets, net	142.4	7.3	10.0	(77.4)	—	8.1	4.3
Current liabilities	(398.5)	(82.2)	(70.9)	—	(33.7)	(361.5)	(61.5)
Long-term debt and capital lease obligations	(2,112.7)	(38.4)	—	(11.7)	(14.5)	(1,415.3)	(217.3)
Other long-term liabilities	(415.1)	(12.2)	(6.9)	(56.3)	(18.2)	(88.8)	(17.5)
Minority interests in subsidiaries	(812.5)	—	—	994.8	—	(11.7)	—
Additional paid-in capital (b)	—	—	—	—	—	—	52.4

Total purchase price	$1,052.5	$250.2	$448.8	$3,491.1	$409.4	$2,225.9	$317.3

Purchase price:
Cash consideration	$—	$—	$428.2	$694.5	$407.1	$2,212.3	$155.0
Direct acquisition costs	—	3.4	20.6	9.0	2.3	13.6	0.5
Investments in affiliates (c)	1,052.5	55.0	—	—	—	—	161.8
Issuance of derivative instrument	—	11.8	—	—	—	—	—
Issuance of LGI stock	—	—	—	2,787.6	—	—	—
Issuance of VTR common stock	—	180.0	—	—	—	—	—

	$1,052.5	$250.2	$448.8	$3,491.1	$409.4	$2,225.9	$317.3

(a)	The amounts reflected as intangible assets subject to amortization primarily relate to customer relationships. Such acquired intangible assets had a weighted average life of 9.1 years at the respective acquisition dates.

(b)	The amount reflected in the Austar column represents the minority interests’ share in the stockholders’ deficit of Austar at the transaction date, which has been recorded as a reduction of additional paid-in capital in accordance with the guidance set forth in EITF D-84, Accounting for Subsequent Investments in an Investee After Suspension of Equity Method Loss Recognition When an Investor Increases Its Ownership Interest from Significant Influence to Control through a Market Purchase of Voting Securities.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(c)	These amounts represent the carrying values of our equity method investments in Super Media/J:COM, Austar and Metrópolis of $1,052.5 million, $161.8 million and $55.0 million, respectively, which were eliminated upon our respective acquisitions of controlling interests in these entities.

(d)	The amounts reflected in the Metrópolis column represent the opening balance sheet of Metrópolis after applying step acquisition accounting. The column does not give effect to the consolidated impact of the related sale of 20% of VTR to Cristalerías. On a consolidated basis, the sale of a 20% minority interest in VTR resulted in a $198.2 million non-cash increase to minority interests in subsidiaries.

(e)	The amounts reflected in the LGI Combination column represents the adjustments to the consolidated assets and liabilities of UGC at June 15, 2005 resulting from the application of step acquisition accounting in connection with the LGI Combination. As a result of the LGI Combination, our interest in UGC increased from 53.4% to 100%.

(f)	The amounts reflected in the Austar column represent the opening balance sheet of Austar after applying step acquisition accounting. At December 31, 2007, we owned 676,258,394 or 53.4% of the issued and outstanding shares of Austar.

Other 2005 Acquisitions

UPC Broadband France — In April 2005, UPC France paid €90.1 million ($116.0 million at the transaction date) to exercise a call right to acquire the 19.9% remaining minority interest in UPC Broadband France SAS (UPC Broadband France) it did not already own. UPC Broadband France was an indirect subsidiary of UPC Broadband Holding and the owner of our French broadband communications operations prior to our disposition of UPC France in July 2006. The call right was originally acquired in connection with our July 2004 acquisition of Suez-Lyonnaise Télécom SA (Noos), a broadband communications operator in France. This acquisition was accounted for as a step acquisition of the remaining minority interest. As UPC Broadband France was a consolidated subsidiary at the time of this transaction, the purchase price was first applied to eliminate the minority interest in UPC Broadband France from our consolidated balance sheet, and the remaining purchase price has been allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France, taking into account their respective fair values at April 6, 2005 and the 19.9% interest acquired. The excess purchase price that remained after amounts had been allocated to the net identifiable assets of UPC Broadband France was recorded as goodwill.

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

The Zonemedia Class A shares initially purchased by Chellomedia represented an 87.5% interest in Zonemedia on a fully diluted basis. Subject to certain vesting conditions, Class B1 shares that initially represented 12.5% of Zonemedia’s outstanding equity were issued to a group of selling shareholders of Zonemedia, who initially were retained as employees. In addition, these individuals were entitled to receive the LGI Series A and Series C common stock that we issued as purchase consideration, subject to an escrow agreement. In light of the service and vesting conditions associated with the Zonemedia Class B1 and LGI Series A and Series C shares, we recorded stock-based compensation expense with respect to these agreements through the third quarter of 2007.

In April 2006, Chellomedia acquired further Class B1 shares from certain (now former) employees of Zonemedia in return for cash, bringing Chellomedia’s holding in Zonemedia to 90%. In addition, such individuals

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

received a portion of the LGI Series A and Series C common stock held in escrow. In July 2007, Chellomedia acquired all of the remaining Class B1 shares of Zonemedia for cash consideration of $21.4 million, after first agreeing to accelerate the remaining vesting requirements on the Class B1 shares. See note 14.

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

J:COM Setamachi — On September 30, 2005, J:COM paid cash of ¥9,200 million ($81.0 million at the transaction date) and assumed debt and capital lease obligations of ¥5,480 million ($48.3 million at the transaction date) to purchase 100% of the outstanding shares of J:COM Setamachi Co., Ltd. (J:COM Setamachi). J:COM immediately repaid ¥3,490 million ($30.7 million at the transaction date) of the assumed debt. J:COM Setamachi is a broadband communications provider in Japan.

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

Accounting Treatment of Zonemedia, Telemach, J:COM Chofu Cable and J:COM Setamachi Acquisitions — We have used the purchase method to account for the interests acquired in Zonemedia, Telemach, J:COM Chofu Cable and J:COM Setamachi. Under the purchase method of accounting, the purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Pro Forma Information for 2007 and 2006 Significant Acquisitions

The following unaudited pro forma consolidated operating results for 2007 and 2006 give effect to (i) the Significant 2007 Acquisitions as if they had been completed as of January 1, 2007 (for 2007 results) and January 1, 2006 (for 2006 results) and (ii) the Significant 2006 Acquisitions as if they had been completed as of January 1, 2006 (for 2006 results). No effect has been given to the acquisitions of INODE and Tirol since they would not have had a material impact on our results of operations for the indicated periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended
	December 31,
	2007	2006
	in millions, except per share amounts

Revenue	$9,061.7	$7,776.3

Net loss from continuing operations	$(430.3)	$(344.5)

Basic and diluted loss per share from continuing operations — Series A, Series B and Series C common stock	$(1.13)	$(0.79)

Pro Forma Information for 2006 and 2005 Significant Acquisitions

The following unaudited pro forma consolidated operating results for 2006 and 2005 give effect to (i) the Significant 2006 Acquisitions as if they had been completed as of January 1, 2006 (for 2006 results) and January 1, 2005 (for 2005 results) and (ii) the Significant 2005 Acquisitions as if they had been completed as of January 1, 2005 (for 2005 results). No effect has been given to the 2006 acquisition of INODE or the 2005 acquisitions of Zonemedia, Telemach, J:COM Chofu Cable, J:COM Setamachi or IPS, since they would not have had a material impact on our results of operations if they had occurred at the beginning of the applicable periods. No effect has been given to the April 2005 acquisition of the minority interest in UPC Broadband France because, as described in note 5, UPC France’s operations have been reclassified to discontinued operations. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended
	December 31,
	2006	2005
	in millions, except per share amounts

Revenue	$6,667.9	$5,788.5

Net loss from continuing operations	$(337.2)	$(353.3)

Basic and diluted loss per share from continuing operations — Series A, Series B and Series C common stock	$(0.77)	$(0.75)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(5)	Dispositions and Discontinued Operations

2007 Dispositions

SC Media — On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). As a result of this exchange transaction, we recognized a pre-tax gain of $489.3 million, representing the excess of the market value of the Sumitomo shares received over the carrying value of our investment in SC Media, after deducting a $19.4 million foreign currency translation loss that was reclassified from our accumulated other comprehensive earnings to our consolidated statement of operations in connection with this exchange transaction. During the second quarter of 2007, we executed a zero cost collar transaction with respect to the Sumitomo shares. See note 8. During the fourth quarter of 2007, we recorded a loss due to an other-than-temporary decline in the fair value of our investment in Sumitomo common stock. See note 7.

Melita Cable Plc (Melita) — On July 26, 2007, an indirect wholly owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the transaction date). We recognized a gain of €45.2 million ($62.2 million at the transaction date) in connection with this transaction.

2006 Dispositions

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

Primacom — On August 10, 2006, we sold our equity method investment in PrimaCom AG (PrimaCom). We recognized a $35.8 million pre-tax gain in connection with this transaction.

Sky Mexico — On February 16, 2006, we received $88.0 million in cash upon the sale of our cost investment in a DTH satellite provider that operates in Mexico (Sky Mexico). We recognized a $45.3 million pre-tax gain in connection with this transaction.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

2005 Dispositions

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

Cablevisión Subscription Rights — In March 2005, we completed the sale of a subscription right with respect to Cablevisión SA (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40.5 million. We recognized a pre-tax gain of $40.5 million in connection with this transaction. For additional information, see note 16.

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

Discontinued Operations

UPC Norway — On December 19, 2005, we reached an agreement to sell 100% of UPC Norway to an unrelated third party. On January 19, 2006, we sold UPC Norway for cash proceeds of approximately €444.8 million ($536.7 million at the transaction date). On January 24, 2006, €175 million ($214 million at the transaction date) of the proceeds from the sale of UPC Norway were applied toward the prepayment of borrowings under the UPC Broadband Holding Bank Facility. See note 10. The amounts repaid may be reborrowed subject to covenant compliance. In accordance with SFAS 144, we have presented UPC Norway as a discontinued operation in our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

consolidated financial statements effective December 31, 2005. UPC Norway’s net results for the 2006 period through the date of sale were not significant. In connection with the January 19, 2006 disposal of UPC Norway, we recognized a net gain of $223.1 million that includes realized cumulative foreign currency translation losses of $1.7 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our 2006 consolidated statement of operations. Prior to its disposal, we included UPC Norway in our then reportable segment, Other Western Europe.

UPC Sweden — On April 4, 2006, we reached an agreement to sell 100% of UPC Sweden to a consortium of unrelated third parties. On June 19, 2006, we sold UPC Sweden for cash proceeds of Swedish krona (SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK 251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay borrowings under the UPC Broadband Holding Bank Facility. The amounts repaid may be reborrowed subject to covenant compliance. Effective March 31, 2006, we began accounting for UPC Sweden as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the June 19, 2006 disposal of UPC Sweden, we recognized a net gain of $155.2 million that includes realized cumulative foreign currency translation gains of $4.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included UPC Sweden in our then reportable segment, Other Western Europe.

UPC France — On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date), subject to post-closing adjustments. Effective June 1, 2006, we began accounting for UPC France as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. Other than severance and bonus payments that were paid in connection with the disposition, UPC France’s net results from July 1, 2006 through the date of sale were not significant. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 million at the transaction date) of the cash proceeds from the UPC France sale to prepay or otherwise provide for the prepayment of a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we initially placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. In September 2006, we used €105.0 million ($153.1 million) of the amounts held in the UPC Holding restricted account, together with available cash of €25.0 million ($36.5 million), to repay amounts outstanding under the UPC Broadband Holding Bank Facility. During the fourth quarter of 2006, the UPC Broadband Bank Facility was amended to eliminate the requirement to use the remaining €185.0 million ($269.8 million) to prepay borrowings under the UPC Broadband Holding Bank Facility provided that such amount was reinvested in the business prior to a specified date. As a result of this amendment, the funds were withdrawn from the blocked account in December 2006 and reinvested in the business. In connection with the July 19, 2006 disposal of UPC France, we recognized a net gain of $625.4 million that includes realized cumulative foreign currency translation losses of $18.6 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statements of operations. Prior to its disposal, we presented UPC France as a separate reportable segment.

PT Norway — On June 9, 2006, our subsidiary, Priority Holding BV, disposed of its 100% interest in PT Norway. Effective June 1, 2006, we began accounting for PT Norway as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the disposal of PT Norway, we recognized a net gain of $29.7 million that includes realized cumulative foreign currency translation losses of $0.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included PT Norway in our corporate and other category.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Operating Results of Discontinued Operations

The operating results that are included in discontinued operations are presented in the following table:

	Year ended
	December 31,
	2006 (a)	2005 (b)
	in millions

Revenue	$325.4	$767.3

Operating income	$25.1	$16.8

Earnings (loss) before income taxes and minority interests	$7.0	$(31.2)

Net earnings (loss) from discontinued operations	$6.8	$(20.5)

(a)	Includes UPC Sweden, UPC France and PT Norway.

(b)	Includes UPC Norway, UPC Sweden, UPC France and PT Norway.

As noted above, we were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $17.9 million and $43.9 million for the years ended December 31, 2006 and 2005, respectively, is included in discontinued operations in our consolidated statements of operations.

(6)	Investments in Affiliates Accounted for Using the Equity Method

Our equity method affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

	December 31,		December 31,
	2007		2006
	Percentage	Carrying	Carrying
	ownership	Amount	amount
	in millions

Mediatti Communications, Inc. (Mediatti)	(a)	$64.4	$61.3
Discovery Japan, Inc. (Discovery Japan) (b)	50.0%	56.0	—
JSports Broadcasting Corporation (JSports) (c)	33.4%	52.5	—
XYZ Network, Pty LTD (XYZ Network) (d)	50.0%	48.2	40.8
Telewizyjna Korporacja Partycypacyjna S.A. (TKP Poland) (e)	25.0%	46.4	33.1
Telenet	(f)	—	523.3
SC Media	(g)	—	293.3
Melita	(h)	—	36.3
Other	Various	121.1	74.6

		$388.6	$1,062.7

(a)	Our interest in Mediatti, a provider of broadband communications services in Japan, is held through Liberty Japan MC LLC (Liberty Japan MC), a company of which we own 95.2% and Sumitomo owns 4.8%. At December 31, 2007, Liberty Japan MC owned a 45.5% voting interest in Mediatti.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(b)	Our interest in Discovery Japan, a general documentary channel business currently operating two channels in Japan, is held by J:COM.

(c)	Our interest in JSports, a sports channel business currently operating four channels in Japan, is held by J:COM.

(d)	Our interest in XYZ Network, a provider of programming services in Australia, is held by Austar.

(e)	Our interest in TKP Poland, a provider of DTH services in Poland, is held by Chellomedia.

(f)	Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. See note 4.

(g)	See below and notes 4 and 5 for information regarding recent transactions related to SC Media.

(h)	In July 2007, we sold our interest in Melita, a broadband communications operator in Malta. See note 5.

The following table sets forth our share of results of affiliates, net, including any losses related to other-than-temporary declines in fair value:

	Year ended December 31,
	2007	2006	2005
	in millions

SC Media	$16.7	$34.4	$27.8
TKP Poland	7.7	(1.2)	(0.4)
XYZ Network	5.5	4.3	—
Mediatti	(0.9)	(5.3)	(6.9)
Melita	2.1	3.7	3.7
Telenet	—	(24.3)	(33.5)
Austar	—	—	13.1
Other	2.6	1.4	(26.8)

Total (a)	$33.7	$13.0	$(23.0)

(a)	The 2005 amount includes losses related to other-than-temporary declines in fair value of $29.2 million, primarily related to our then investment in TyC (included in other in the above table). See note 5.

At December 31, 2007 and 2006, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates’ net assets by $237.5 million and $690.0 million, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite-lived intangible assets are amortized over their estimated useful lives. At December 31, 2007, such estimated useful lives ranged from 5 to 15 years.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Mediatti

Summarized financial information of Mediatti is as follows:

	December 31,
	2007	2006
	in millions

Financial Position
Current assets	$35.8	$48.7
Investments	7.3	6.7
Property and equipment, net	208.4	197.2
Intangibles and other assets, net	73.8	71.2

Total assets	$325.3	$323.8

Current liabilities	$53.2	$39.2
Debt	138.7	143.6
Other liabilities	43.0	52.5
Minority interests	1.9	3.5
Shareholders’ equity	88.5	85.0

Total liabilities and shareholders’ equity	$325.3	$323.8

	Year ended December 31,
	2007	2006	2005
	in millions

Results of Operations
Revenue	$124.2	$87.5	$78.4
Operating, selling, general and administrative expenses	(86.7)	(67.0)	(56.9)
Depreciation and amortization	(36.2)	(27.9)	(32.0)

Operating income (loss)	1.3	(7.4)	(10.5)
Other, net	(3.5)	(4.5)	(7.1)

Net loss	$(2.2)	$(11.9)	$(17.6)

Telenet

We began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. For information concerning transactions involving our Telenet ownership interests during 2007 and 2006, see note 4.

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
December 31, 2007, 2006 and 2005 — (Continued)

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

Summarized financial information of Telenet for the periods in which we used the equity method to account for Telenet is as follows:

December 31,
2006
in millions

Financial Position
Current assets	$221.9
Property and equipment, net	1,291.4
Goodwill	1,295.8
Other assets, net	606.5

Total assets	$3,415.6

Current liabilities	$551.2
Debt	1,786.1
Other liabilities	121.4
Shareholders’ equity	956.9

Total liabilities and shareholders’ equity	$3,415.6

	Year ended
	December 31,
	2006	2005
	in millions

Results of Operations
Revenue	$1,020.8	$916.2
Operating, selling, general and administrative expenses	(568.4)	(505.2)
Depreciation and amortization	(272.8)	(246.2)

Operating income	179.6	164.8
Interest expense, net	(111.7)	(239.4)
Other, net	(53.9)	(15.9)

Net earnings (loss)	$14.0	$(90.5)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

SC Media

SC Media, a 50% joint venture formed in 1996 by our company and Sumitomo, was a programming company in Japan, which owned and invested in a variety of channels including Jupiter Shop Channel. As a result of the exchange of our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM’s acquisition of a 100% interest in JTV Thematics on September 1, 2007, we no longer own an interest in SC Media and certain of the equity method investments formerly owned by SC Media are now owned by J:COM, including a 50% interest in Discovery Japan and a 33.4% interest in JSports. For additional information, see notes 4 and 5.

Summarized financial information of SC Media for the periods in which we used the equity method to account for SC Media is as follows:

December 31,
2006
in millions

Financial Position
Current assets	$320.8
Investments	70.5
Property and equipment, net	63.6
Intangible and other assets, net	58.8

Total assets	$513.7

Current liabilities	$193.7
Long-term debt and capital leases	17.3
Other liabilities	10.3
Minority interest	77.8
Owners’ equity	214.6

Total liabilities and owners’ equity	$513.7

	Six months
	ended	Year ended
	June 30,	December 31,
	2007	2006	2005
	in millions

Results of Operations
Revenue	$449.8	$961.2	$798.1
Operating, selling, general and administrative expenses	(368.7)	(752.3)	(636.5)
Depreciation and amortization	(12.7)	(21.2)	(16.2)

Operating income	68.4	187.7	145.4
Other, net	(38.7)	(108.1)	(77.1)

Earnings from continuing operations	$29.7	$79.6	$68.3

Net earnings	$29.7	$68.8	$55.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Austar

As described in note 4, we completed a transaction on December 14, 2005 that increased our indirect ownership of Austar, a DTH company in Australia, from an indirect 36.7% non-controlling ownership interest to a 55.2% controlling interest. As a result of this transaction, we began using the consolidation method to account for our investment in Austar. Prior to obtaining a controlling interest in Austar, we used the equity method to account for our indirect investment in Austar. Summarized results of operations of Austar for the period in which we used the equity method to account for Austar are as follows:

Year ended
December 31,
2005
in millions

Results of Operations
Revenue	$345.7
Operating, selling, general and administrative expenses	(245.7)
Depreciation and amortization	(49.4)

Operating income	50.6
Interest expense, net	(23.4)
Other, net	17.8

Net earnings	$45.0

Other

Summarized financial information of certain of our former equity affiliates for the periods in which we used the equity method to account for these affiliates is presented below. These former equity affiliates include (i) Melita, which we sold in July 2007, (ii) PrimaCom, which we sold in August 2006, and (iii) IPS, which we began consolidating in November 2005:

Melita
December 31,
2006
in millions

Financial Position
Current assets	$13.7
Property and equipment, net	69.6

Total assets	$83.3

Current liabilities	$53.9
Debt and capital leases	6.2
Owners’ equity	23.2

Total liabilities and owners’ equity	$83.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

	Melita			IPS
	Six months			Ten months	PrimaCom (a)
	ended	Year ended		ended	Year ended
	June 30,	December 31,		October 31,	December 31,
	2007	2006	2005	2005	2005
	in millions

Results of Operations
Revenue	$22.3	$39.8	$34.2	$43.6	$147.1
Operating, selling, general and administrative expenses	(12.4)	(20.2)	(15.3)	(23.9)	(88.5)
Depreciation and amortization	(3.3)	(5.6)	(4.8)	(1.0)	(53.2)

Operating income	6.6	14.0	14.1	18.7	5.4
Other, net	(3.1)	(6.2)	(6.6)	(9.7)	130.6

Earnings from continuing operations	$3.5	$7.8	$7.5	$9.0	$136.0

Net earnings	$3.5	$7.8	$7.5	$9.0	$300.3

(a)	As discussed in note 5, we disposed of our investment in PrimaCom on August 10, 2006. Although we used the equity method to account for PrimaCom through August 10, 2006, this presentation does not include PrimaCom’s summarized results of operations data for the 2006 period ended on August 10, 2006. This data has been omitted because (i) such information is not readily available and (ii) PrimaCom’s results of operations during the 2006 period had no significant impact on our operating results due to the fact that our share of PrimaCom’s losses during the period ended August 10, 2006 was limited to the $4.9 million carrying value of our investment in PrimaCom at December 31, 2005.

(7)	Other Investments

The following table sets forth the carrying amount of our other investments:

	December 31,
	2007	2006
	in millions

Sumitomo (a)	$648.1	$—
The News Corporation Limited (News Corp.) (a)	112.7	118.1
ABC Family Worldwide, Inc. (ABC Family) (a)	—	351.0
Other	22.1	8.5

Total other investments	$782.9	$477.6

(a)	Classified as an available-for-sale investment.

Sumitomo

At December 31, 2007, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares, which, as further described in note 5, we acquired on July 3, 2007, represented 3.7% of Sumitomo’s outstanding common stock at September 30, 2007, the latest date for which information with respect to Sumitomo’s outstanding shares is publicly available. During the fourth quarter of 2007, the value of our investment in Sumitomo common stock declined to a level at December 31, 2007 that was nearly 25% below our then cost basis of ¥104.5 billion

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

($854.7 million at the transaction date). The decline in fair value was considered other-than-temporary primarily due to the extent and length of time that fair value was below carrying value and uncertainties regarding the near-term prospects for the recovery of the market price of Sumitomo shares. Accordingly, we recognized a $206.6 million pre-tax loss in December 2007. This loss is included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Our investment in Sumitomo common stock is pledged as security for borrowings under the Sumitomo Collar, which among other matters, effectively hedges our exposure to declines in the market price of Sumitomo common stock below a specified amount. For additional information, see note 8.

News Corp.

At December 31, 2007 and 2006, we held 5,500,000 shares of News Corp. Class A common stock. In August 2005, we entered into a prepaid forward sale transaction with respect to our investment in News Corp. Class A common stock. See note 8.

ABC Family

At December 31, 2006, we owned a 99.9% beneficial interest in the 9% Series A preferred stock of ABC Family with an aggregate liquidation value of $345.0 million (ABC Family preferred stock). As further described in note 10, our ABC Family preferred stock was pledged as security for $345.0 million principal amount of the outstanding borrowings of one of our subsidiaries. On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings. We recognized dividend income on our investment in shares of ABC Family preferred stock of $18.1 million during 2007 and $31.1 million during each of 2006 and 2005. During 2007, 2006 and 2005, we recognized losses of $6.0 million, $13.8 million and $3.4 million, respectively, to reflect other-than-temporary declines in the fair value of our investment in ABC Family preferred stock.

Unrealized holding gains and losses

At December 31, 2007 and 2006, unrealized holding gains related to investments in available-for-sale securities of $55.9 million and $61.3 million, respectively, are included in accumulated other comprehensive earnings, net of tax, in our consolidated financial statements.

(8)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar, the euro, the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc, the Chilean peso, the Japanese yen and the Australian dollar. With the exception of certain of J:COM’s derivative instruments, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on financial and derivative instruments in our consolidated statements of operations. The following table provides details of the fair value of our financial and derivative instrument assets (liabilities), net:

	December 31,
	2007	2006
	in millions

Cross-currency and interest rate derivative contracts	$(280.3)	$(174.6)
Equity-related derivatives	210.8	37.4
Foreign exchange contracts	(5.9)	28.0
Other	5.0	3.1

Total (a)	$(70.4)	$(106.1)

Current asset	$230.5	$51.0
Long-term asset	421.7	166.5
Current liability	(116.2)	(40.3)
Long-term liability	(606.4)	(283.3)

Total (a)	$(70.4)	$(106.1)

(a)	Excludes the prepaid forward sale of News Corp. Class A common stock, which is included in long-term debt and capital lease obligations in our consolidated balance sheets.

The details of our realized and unrealized gains (losses) on financial and derivative instruments, net, are as follows:

	Year ended December 31,
	2007	2006	2005
	in millions

Equity-related derivatives (a)	$239.8	$21.7	$78.8
Cross-currency and interest rate derivative contracts	(150.7)	(312.0)	216.0
UGC Convertible Notes (b)	(111.1)	(82.8)	—
Foreign exchange contracts	(19.3)	21.3	11.7
Other	2.6	4.2	3.5

Total	$(38.7)	$(347.6)	$310.0

(a)	Includes (i) gains during 2007 associated with the Sumitomo Collar (as described below) of $209.6 million, (ii) gains and losses during 2007, 2006 and 2005 associated with (a) the call options we held with respect to Telenet ordinary shares and (b) the forward sale of the News Corp. Class A common stock and (iii) gains during 2005 associated with the embedded derivative component of the UGC Convertible Notes (see note 10). As discussed in note 3, we changed our method of accounting for the UGC Convertible Notes effective January 1, 2006.

(b)	Represents the change in the fair value of the UGC Convertible Notes during 2007 and 2006 that is not attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. Gains and losses arising from the remeasurement of the UGC Convertible Notes into U.S. dollars are reported as foreign currency transaction gains (losses), net, in our consolidated statements of operations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2007 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
Subsidiary / Final	due from	due to		due from	due to
maturity date (a)	counterparty	counterparty		counterparty	counterparty
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	3 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	3 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
February 2010	105.8		3,018.7	5.50%	4.88%
July 2010	60.0		1,703.1	5.50%	5.33%
September 2012	200.0		5,800.0	5.46%	5.30%

	€425.8	CZK	12,224.9

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€410.0	HUF	118,937.5	5.50%	8.75%
July 2010	410.0		118,937.5	5.50%	7.82%

	€820.0	HUF	237,875.0

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2010	245.0		1,000.6	5.50%	6.52%

	€490.0	PLN	2,001.2

December 2010	€200.0	RON	709.1	5.50%	10.98%
January 2011	60.0		213.1	5.50%	9.57%

	€260.0	RON	922.2

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	1,240.8		2,024.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.95%

	€1,469.9	CHF	2,379.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

VTR:
September 2014	$470.25	CLP	260.283.4	6 mo. LIBOR + 3.0%	11.16%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2007 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary / Final maturity date (a)	Notional amount		counterparty	counterparty
	in millions

UPC Broadband Holding:
July 2008		€393.5	3 mo. EURIBOR	4.04%
January 2009		210.0	6 mo. EURIBOR	3.58%
January 2009		1,000.0	1 mo. EURIBOR	6 mo. EURIBOR — 0.14%
January 2009		1,900.0	1 mo. LIBOR	6 mo. LIBOR — 0.14%
January 2009		2,640.0	1 mo. EURIBOR + 0.13%	6 mo. EURIBOR
April 2010		1,000.0	6 mo. EURIBOR	3.28%
January 2011		193.5	6 mo. EURIBOR	3.83%
September 2012		500.0	3 mo. EURIBOR	2.96%
December 2013		90.5	6 mo. EURIBOR	3.84%
January 2014		185.0	6 mo. EURIBOR	4.04%
December 2014		1,000.0	6 mo. EURIBOR	4.66%

		€9,112.5

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
December 2014		2,380.0	6 mo. CHF LIBOR	3.54%

	CHF	3,710.0

July 2013	CLP	110,700.0	6.78%	6 mo. TAB

Chellomedia PFH:
December 2013		$89.1	6 mo. LIBOR	4.98%

December 2013		€128.9	6 mo. EURIBOR	4.07%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013		455.0	3 mo. AUD BBSY	6.79%

	AUD	705.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$169.3	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	110,700.0	6 mo. TAB	7.78%

Telenet NV, an indirect wholly owned subsidiary of Telenet:
September 2008		€25.0	3 mo. EURIBOR	4.49%
September 2010		50.0	3 mo. EURIBOR	4.70%
December 2011		50.0	3 mo. EURIBOR	5.29%

		€125.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly owned subsidiary of Telenet:
September 2009		€34.4	3 mo. EURIBOR	4.52%

LGJ Holdings LLC (LGJ Holdings):
November 2012		¥75,000.0	6 mo. TIBOR	1.34%

J:COM:
June 2009		¥22,794.7	3 mo. TIBOR	0.52%
December 2009		8,000.0	3 mo. TIBOR	0.63%
September 2010		3,000.0	3 mo. TIBOR	1.46%
September 2011		2,000.0	3 mo. TIBOR	1.37%
October 2011		10,000.0	3 mo. ¥ LIBOR	1.35%
April 2013		20,000.0	3 mo. ¥ LIBOR	1.75%
October 2013		19,500.0	3 mo. ¥ LIBOR	1.63%

		¥85,294.7

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Maximum rate
	in millions

Telenet NV:
September 2009	€27.3	4.0%
Telenet Bidco:
September 2014	€850.0	4.68%
September 2015	€650.0	4.75%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

Telenet NV:
December 2009	€300.0	2.5%	5.5%
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Equity-Related Derivatives

Sumitomo Collar and Secured Borrowing.  During the second quarter of 2007, our wholly owned indirect subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed a zero cost share collar transaction (the Sumitomo Collar) with respect to the underlying ordinary shares of Sumitomo stock received by Liberty Programming Japan from Sumitomo in exchange for Liberty Programming Japan’s interest in SC Media. See note 5. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($18.95) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($24.94). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2007 was an asset of $213.9 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual installments beginning on May 22, 2016, and are included in long-term debt and capital lease obligations in our consolidated balance sheet. On June 28, 2007, Liberty Programming Japan borrowed ¥93.660 billion ($757.6 million at the transaction date) under these agreements (the Sumitomo Collar Loan). The pledge arrangement entered into by Liberty Programming Japan provides that Liberty Programming Japan will be able to exercise all voting and consensual rights and, subject to the terms of the Sumitomo Collar, receive dividends on the Sumitomo shares.

News Corp. Prepaid Forward Sale.  On August 2, 2005, we entered into a prepaid forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock, which we account for as an available-for-sale investment. In consideration for entering into the forward contract, we received cash consideration of $75.0 million. The forward contract includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75.0 million received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the forward contract. The forward contract is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the forward contract is less than or equal to $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds $16.24 on the maturity date. The delivery mechanics of the forward contract effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the forward contract. We account for the embedded derivative separately at fair value with changes in fair value reported in our consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the caption long-term debt and capital lease obligations in our consolidated balance sheets, as set forth below:

	December 31,
	2007	2006
	in millions

Debt host contract	$83.5	$79.9
Embedded equity derivative	11.3	21.0

	$94.8	$100.9

Cristalerías Put Right.  In connection with VTR’s April 2005 acquisition of Metrópolis, UGC granted a put right to Cristalerías with respect to the 20% interest in VTR owned by Cristalerías. We account for the Cristalerías put right at fair value, with changes in fair value reported in realized and unrealized gains (losses) on financial and derivative instruments, net, in our consolidated statements of operations. For additional information, see note 4.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on financial and derivative instruments, net, in our consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at December 31, 2007:

	Currency		Currency
	purchased		sold
LGI subsidiary	forward		forward		Maturity dates
	in millions

UPC Broadband Holding	CZK	205.0		€7.7	January 2008
UPC Broadband Holding	HUF	5,300.0		€20.8	January 2008
UPC Broadband Holding	PLN	36.6		€10.1	January 2008
J:COM		$22.1		¥2,480.2	January 2008 — October 2010
VTR		$37.1	CLP	19,318.4	January 2008 — November 2008
Telenet NV		$11.0		€7.7	January 2008 — April 2008
Austar Entertainment		$27.7	AUD	36.2	January 2008 — March 2009
Liberty Global Europe Financing BV		$75.1	CLP	37,277.0	January 2008

(9)	Long-lived Assets

Property and Equipment, Net

The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,
	2007	2006
	in millions

Cable distribution systems	$13,839.4	$9,835.5
Support equipment, buildings and land	1,926.4	1,224.5

	15,765.8	11,060.0
Accumulated depreciation	(5,157.3)	(2,923.1)

Total property and equipment, net	$10,608.5	$8,136.9

Depreciation expense related to our property and equipment was $2,136.3 million, $1,635.8 million and $1,163.9 million during 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, the amount of property and equipment, net, recorded under capital leases was $693.2 million and $428.6 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations.

During 2007 and 2006, we recorded $196.5 million and $150.4 million of non-cash increases to our property and equipment, respectively, as a result of assets acquired under capital lease arrangements. These increases include $172.3 million and $149.4 million, respectively, related to lease arrangements entered into by J:COM.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Goodwill

Changes in the carrying amount of goodwill during 2007 are as follows:

				Release of
				pre-acquisition		Foreign
				valuation		currency
		Acquisition	Disposition of	allowances and	Adoption of	translation
	January 1,	related	investment in SC	other income tax	FIN 48	adjustments	December 31,
	2007	adjustments	Media (note 5)	related adjustments	(note 3)	and other	2007
	in millions

UPC Broadband Division:
The Netherlands	$1,403.4	$—	$—	$(152.7)	$(27.3)	$143.6	$1,367.0
Switzerland	2,349.9	0.6	—	—	—	169.3	2,519.8
Austria	791.1	75.0	—	(69.3)	(8.8)	84.4	872.4
Ireland	250.0	1.3	—	(16.8)	(0.4)	26.5	260.6

Total Western Europe	4,794.4	76.9	—	(238.8)	(36.5)	423.8	5,019.8

Hungary	402.3	3.3	—	(17.9)	(9.6)	43.1	421.2
Other Central and Eastern Europe	1,048.4	3.3	—	(24.0)	(11.6)	93.1	1,109.2

Total Central and Eastern Europe	1,450.7	6.6	—	(41.9)	(21.2)	136.2	1,530.4

Total UPC Broadband Division	6,245.1	83.5	—	(280.7)	(57.7)	560.0	6,550.2
Telenet (Belgium)	—	1,983.7	—	—	—	199.3	2,183.0
J:COM (Japan)	2,354.6	194.5	—	(10.0)	—	138.2	2,677.3
VTR (Chile)	527.6	—	—	(24.9)	(4.8)	36.4	534.3
Corporate and other	815.3	38.3	(100.9)	(5.9)	(83.0)	18.2	682.0

Total LGI	$9,942.6	$2,300.0	$(100.9)	$(321.5)	$(145.5)	$952.1	$12,626.8

Changes in the carrying amount of goodwill during 2006 are as follows:

						Foreign
						currency
		Acquisition		Reclassified to	Release of	translation
	January 1,	related	Sale of UPC	discontinued	pre-acquisition	adjustments	December 31,
	2006	adjustments	Belgium	operations	valuation allowance	and other	2006
	in millions

UPC Broadband Division:
The Netherlands	$1,270.9	$10.0	$—	$—	$(20.2)	$142.7	$1,403.4
Switzerland	2,165.4	41.7	—	—	—	142.8	2,349.9
France	94.4	0.8	—	(96.9)	—	1.7	—
Austria	646.1	77.1	—	—	(11.9)	79.8	791.1
Other Western Europe	492.0	(23.6)	(93.0)	(159.6)	—	34.2	250.0

Total Western Europe	4,668.8	106.0	(93.0)	(256.5)	(32.1)	401.2	4,794.4

Hungary	352.3	13.8	—	—	—	36.2	402.3
Other Central and Eastern Europe	613.4	287.4	—	—	(5.6)	153.2	1,048.4

Total Central and Eastern Europe	965.7	301.2	—	—	(5.6)	189.4	1,450.7

Total UPC Broadband Division	5,634.5	407.2	(93.0)	(256.5)	(37.7)	590.6	6,245.1
J:COM (Japan)	2,006.3	441.9	—	—	(13.8)	(79.8)	2,354.6
VTR (Chile)	569.9	(0.4)	—	—	(19.8)	(22.1)	527.6
Corporate and other	809.4	(24.4)	—	—	(5.0)	35.3	815.3

Total LGI	$9,020.1	$824.3	$(93.0)	$(256.5)	$(76.3)	$524.0	$9,942.6

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Intangible Assets Subject to Amortization, Net

The details of our amortizable intangible assets subject to amortization are set forth below:

	December 31,
	2007	2006
	in millions

Gross carrying amount:
Customer relationships	$2,746.3	$1,797.0
Other	507.7	120.0

	$3,254.0	$1,917.0

Accumulated amortization:
Customer relationships	$(655.3)	$(308.2)
Other	(93.8)	(30.5)

	$(749.1)	$(338.7)

Net carrying amount:
Customer relationships	$2,091.0	$1,488.8
Other	413.9	89.5

	$2,504.9	$1,578.3

Amortization of intangible assets with finite useful lives was $356.8 million, $248.9 million and $110.1 million during 2007, 2006 and 2005, respectively. Based on our amortizable intangible asset balances at December 31, 2007, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2008	$393.3
2009	337.4
2010	325.7
2011	253.3
2012	221.4
Thereafter	973.8

Total	$2,504.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(10)	Debt

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2007
	Weighted	Unused borrowing
	average	capacity (b)			Estimated fair value		Carrying value (c)
	interest	Borrowing		U.S. $	December 31,		December 31,
	rate (a)	currency		equivalent	2007	2006	2007	2006
		in millions

Parent:
LGI Credit Facility	—		$215.0	$215.0	$—	$—	$—	$—
Subsidiaries:
UPC Broadband Holding Bank Facility	6.52%		€1,080.0	1,575.0	6,843.5	4,025.3	7,208.2	4,010.6
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	694.2	665.3	729.2	659.5
UPC Holding 8.63% Senior Notes due 2014	8.63%		—	—	432.2	412.5	437.5	395.7
UPC Holding 8.0% Senior Notes due 2016 (formerly the Cablecom Luxembourg 8.0% Senior Notes) (d)	8.00%		—	—	415.5	396.9	437.5	395.7
UPC Holding Facility	7.09%		—	—	345.9	—	364.6	—
2007 Telenet Credit Facility	7.05%		€400.0	583.3	2,694.6	—	2,770.8	—
J:COM Credit Facility	1.31%		¥30,000.0	268.4	485.1	647.3	485.1	642.5
Other J:COM debt	1.42%		¥18,000.0	161.0	1,010.2	971.8	1,010.2	966.7
UGC Convertible Notes (e)	1.75%		—	—	902.3	702.3	902.3	702.3
Sumitomo Collar Loan (f)	1.88%		—	—	850.4	—	837.8	—
2007 and 2006 Austar Bank Facilities	8.19%	AUD	75.1	65.8	644.4	306.4	678.3	306.4
LGJ Holdings Credit Facility	4.07%		—	—	670.9	—	670.9	—
2007 and 2006 VTR Bank Facilities (g)	7.42%	CLP	136,391.6	273.8	470.3	471.1	470.3	475.0
Chellomedia Bank Facility	7.56%		—	—	305.9	226.8	313.8	229.1
Liberty Puerto Rico Bank Facility	6.99%		$10.0	10.0	159.9	150.7	169.3	149.9
LG Switzerland PIK Loan Facility	—		—	—	—	775.7	—	775.7
Secured borrowing on ABC Family preferred stock	—		—	—	—	345.0	—	345.0
Cablecom Luxembourg Bank Facility	—		—	—	—	1,097.6	—	1,094.7
Cablecom Luxembourg Old Senior Notes	—		—	—	—	423.5	—	424.8
Other	8.47%		—	—	263.9	210.4	263.9	206.7

Total debt	5.91%			$3,152.3	$17,189.2	$11,828.6	17,749.7	11,780.3

Capital lease obligations:
J:COM							499.7	423.8
Telenet							75.8	—
Other subsidiaries							28.2	26.0

Total capital lease obligations							603.7	449.8

Total debt and capital lease obligations							18,353.4	12,230.1
Current maturities							(383.2)	(1,384.9)

Long-term debt and capital lease obligations							$17,970.2	$10,845.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(a)	Represents the weighted average interest rate in effect at December 31, 2007 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. See note 8.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2007 without regard to covenant compliance calculations. At December 31, 2007, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At December 31, 2007, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the 2007 Telenet Credit Facility was limited by covenant compliance calculations. Based on the December 31, 2007 covenant compliance calculations, the aggregate amount that will be available for borrowing when the December 31, 2007 bank reporting requirements have been completed is €646.5 million ($942.8 million) under the UPC Broadband Holding Bank Facility and €350.0 million ($510.4 million) under the 2007 Telenet Credit Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	As further described below, the Cablecom Luxembourg 8.0% Senior Notes due 2016 were assumed by UPC Holding on April 17, 2007.

(e)	The UGC Convertible Notes are reported at fair value.

(f)	See note 8 for information regarding the Sumitomo Collar Loan.

(g)	Pursuant to the deposit arrangements with the lender in relation to the 2007 VTR Bank Facility (see below), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the 2007 VTR Bank Facility. This cash collateral account had a balance of $470.3 million at December 31, 2007, of which $4.8 million is presented as short-term restricted cash in our consolidated balance sheet, and the remaining amount is presented as long-term restricted cash.

LGI Credit Facility

In June 2007, LGI entered into a $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility). The LGI Credit Facility is available to be used to fund the general corporate and working capital requirements of LGI and its subsidiaries. The applicable interest payable under the LGI Credit Facility is LIBOR plus 2.5%. The final maturity date of June 25, 2009 may be extended, at LGI’s option, to June 25, 2010. Amounts that are repaid by LGI under the LGI Credit Facility may be re-borrowed. The LGI Credit Facility is an unsecured senior obligation that ranks equally with all of the existing and future senior debt of LGI. The LGI Credit Facility has a commitment fee on undrawn and uncancelled commitments of 0.75% per year. At December 31, 2007, the full amount of the LGI Credit Facility was available to be drawn.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended most recently in 2007, is the senior secured credit facility of UPC Broadband Holding. For further information regarding 2007 refinancing transactions related to the UPC Broadband Holding Bank Facility, see below. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, provide loans and guarantees and enter into a hedging arrangement.

The UPC Broadband Holding Bank Facility permits UPC Broadband Holding to transfer funds to its parent company (and indirectly to LGI) through loans, advances or dividends provided that UPC Broadband Holding maintains compliance with applicable covenants. If a Change of Control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may (if required by the majority lenders) cancel each facility and declare all outstanding amounts immediately due and payable. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) Senior Debt to Annualized EBITDA (as defined in the UPC Broadband Holding Bank Facility), (ii) EBITDA to Total Cash Interest, (iii) EBITDA to Senior Debt Service, (iv) EBITDA to Senior Interest and (v) Total Debt to Annualized EBITDA, each capitalized term as defined in the UPC Broadband Holding Bank Facility.

The covenant in the UPC Broadband Holding Facility relating to disposals of assets includes a basket for permitted disposals of assets, the Annualized EBITDA of which does not exceed a certain percentage of the Annualized EBITDA of the Borrower Group, with the capitalized term having the meaning set forth in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the borrower group.

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA, as defined in the UPC Broadband Holding Bank Facility, of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($145.8 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

In April and May 2007, the UPC Broadband Holding Bank Facility was amended and six additional facility accession agreements (collectively, the 2007 Accession Agreements) were executed. In connection with the execution of the 2007 Accession Agreements, each of which provided for an additional term loan under new

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Facilities M and N of the UPC Broadband Holding Bank Facility, the then-existing Facilities J1, J2, K1 and K2 were refinanced. The uses of the proceeds from the borrowings under Facilities M and N and certain other information regarding the UPC Broadband Holding Bank Facility at December 31, 2007 are summarized in the following table:

	December 31, 2007
		Facility amount	Unused	Outstanding
		(in borrowing	borrowing	principal
Facility	Interest rate	currency)	capacity	amount
			in millions

I	EURIBOR + 2.50%	€250.0	$364.6	$—
L	EURIBOR + 2.25%	€830.0	1,210.4	—
M — Tranches 1, 2 and 3 (a)	EURIBOR + 2.00%	€3,390.0	—	4,943.6
M — Tranche 4 (b)	EURIBOR + 2.00%	€250.0	—	364.6
N — Tranches 1 and 2 (c)	LIBOR + 1.75%	$1,900.0	—	1,900.0

Total			$1,575.0	$7,208.2

(a)	Tranches 1, 2 and 3 under Facility M became effective on April 17, 2007, April 16, 2007 and May 18, 2007, respectively. The €1,695.0 million ($2,471.8 million) of proceeds received under Facility M — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility. The €1,175 million ($1,713.5 million) of proceeds received under Facility M — Tranche 2 were indirectly used to repay the outstanding borrowings under the senior secured credit facility agreement for Cablecom Luxembourg S.C.A. (Cablecom Luxembourg) and Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility), and, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay the outstanding borrowings under the PIK facility agreement of LG Switzerland, dated September 30, 2005 (the LG Switzerland PIK Loan Facility). Effective April 16, 2007, Cablecom and its subsidiaries became subsidiaries of UPC Broadband Holding (the Cablecom Transfer). The €520.0 million ($758.3 million) of proceeds received under Facility M — Tranche 3 were used to fund the cash collateral account that secures the 2007 VTR Bank Facility, as defined below, and for general corporate and working capital purposes. See below. Tranches 1, 2 and 3 under Facility M were combined into a single facility on October 17, 2007.

(b)	Tranche 4 under Facility M became effective on May 14, 2007. The proceeds received under Facility M — Tranche 4 were fully drawn in September 2007 for general corporate purposes.

(c)	Tranches 1 and 2 under Facility N became effective on May 16, 2007 and May 18, 2007, respectively. The $1,775.0 million of proceeds received under Facility N — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility. The $125.0 million of proceeds received under Facility N — Tranche 2 were used for general corporate and working capital purposes. Tranches 1 and 2 under Facility N were combined into a single facility on October 10, 2007.

Facilities I and L are repayable and redrawable term loans with borrowings due and payable in one installment on April 1, 2010 and July 3, 2012, respectively. Facilities M and N are term loans that have a final maturity date falling on the earlier of (i) December 31, 2014 and (ii) the date (the Relevant Date) falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to such Relevant Date. Any voluntary prepayment of all or part of the principal amount of Facility M (other than Tranche 4) or Facility N made on or before May 16, 2008 will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest. Any voluntary

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

prepayment of all or part of the principal amount of Facility M — Tranche 4 made within 12 months of the relevant date of the last drawing under this facility will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

Pursuant to an amendment letter dated April 16, 2007, the UPC Broadband Holding Bank Facility was amended to permit the acquisition of LGI’s indirect 80% interest in VTR (either directly or indirectly by the acquisition of its holding company) and its subsidiaries by a member of the Borrower Group (as defined in the UPC Broadband Holding Bank Facility) (the VTR Transfer). The amendment letter also amended the terms of the UPC Broadband Holding Bank Facility to, among other things, permit security interests granted under VTR’s then existing bank facilities (the 2006 VTR Bank Facility), including any refinancing thereof, and over related deposits or similar arrangements and to permit the disposal of all or any part of any member of the VTR Group (consisting of VTR, its subsidiaries and its parent holding company) without impact on the ability to dispose of other assets in the Borrower Group under applicable covenants.

The VTR Transfer was completed on May 23, 2007, when certain of our subsidiaries that collectively own an 80% interest in VTR were transferred to a subsidiary of UPC Broadband Holding. In connection with the VTR Transfer, a single lender acquired the interests and was subrogated to the rights of the lenders under the then existing VTR Tranche B Term Loan (see below) under the 2006 VTR Bank Facility. The existing VTR Tranche B Term Loan was then amended and restated pursuant to an Amended and Restated Senior Secured Credit Facility Agreement dated May 18, 2007 and effective May 25, 2007 (the 2007 VTR Bank Facility). The amendments included, among other things, a 100 basis point reduction in the interest rate margin payable under the VTR Tranche B Term Loan and the elimination of certain restrictive covenants and undertakings. VTR’s then existing undrawn term loan and revolving loan facilities (see below) were cancelled and replaced in the 2007 VTR Bank Facility on substantially the same terms. Pursuant to the deposit arrangements with the lender in relation to the 2007 VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest payable under the 2007 VTR Bank Facility. In this regard, we used borrowings under Facility M — Tranche 3 to fund a deposit with the new lender securing VTR’s obligations under the 2007 VTR Bank Facility. In connection with the refinancing of VTR’s bank facilities, VTR recognized debt extinguishment losses of CLP 10.3 billion ($19.5 million at the average rate for the period) during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

In connection with the refinancing of Facilities J1, J2, K1 and K2, UPC Broadband Holding recognized debt extinguishment losses of €6.2 million ($8.4 million at the average rate for the period) during the second quarter of 2007, representing the write-off of unamortized deferred financing costs. In connection with refinancings of the UPC Broadband Holding Bank Facility that occurred in May 2006, July 2006 and March 2005, we recognized debt extinguishment losses of $22.2 million and $12.0 million during 2006 and 2005, respectively, primarily representing the write-off of deferred financing costs and creditor fees.

UPC Holding Senior Notes

On July 29, 2005 UPC Holding issued €500 million ($607 million at the transaction date) principal amount of 7.75% Senior Notes (the 7.75% Senior Notes). On October 10, 2005, UPC Holding issued €300 million ($363 million at the transaction date) principal amount of 8.625% Senior Notes (the 8.625% Senior Notes). The 7.75% and 8.625% Senior Notes each mature on January 15, 2014. On April 17, 2007, the €300.0 million ($437.5 million) principal amount of 8.0% Senior Notes due 2016 (the 8.0% Senior Notes, and collectively with the 7.75% and 8.625% Senior Notes, the UPC Holding Senior Notes) issued on October 31, 2006 by Cablecom Luxembourg became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014. The 8.0% Senior Notes mature on November 1, 2016.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured by a first-ranking pledge of the shares of UPC Holding.

At any time prior to July 15, 2008 for the 7.75% and 8.625% Senior Notes, and November 1, 2009 for the 8.0% Senior Notes, UPC Holding may redeem some or all of the Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until July 15, 2008 for the 7.75% and 8.625% Senior Notes, and November 1, 2009 for the 8.0% Senior Notes, using the discount rate equal to the yield of the comparable German government bond (BUND) issue as of the redemption date plus 50 basis points.

At any time on or after July 15, 2008 in the case of the 7.75% and 8.625% Senior Notes, and November 1, 2009 in the case of the 8.0% Senior Notes, UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on July 15 in the case of the 7.75% and 8.625% Senior Notes and November 1 in the case of the 8.0% Senior Notes of the years set out below:

	Redemption price
	7.75% Senior	8.625% Senior	8.0% Senior
Year	Notes	Notes	Notes

2008	107.750%	108.625%	N.A.
2009	103.875%	104.313%	108.000%
2010	101.938%	102.156%	106.000%
2011	100.000%	100.000%	104.000%
2012	100.000%	100.000%	102.660%
2013	100.000%	100.000%	101.330%
2014 and thereafter	100.000%	100.000%	100.000%

N.A. — Not applicable.

In addition, at any time prior to July 15, 2008 for the 7.75% and 8.625% Senior Notes, and November 1, 2009 for the 8.0% Senior Notes, UPC Holding may redeem up to 35% of the UPC Holding Senior Notes (at a redemption price of 107.75%, 108.625% and 108.000% of the respective principal amounts) with the net proceeds from one or more specified equity offerings.

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UPC Holding Facility

In June 2007, UPC Holding entered into a €250 million ($364.6 million) secured term loan facility (the UPC Holding Facility). The UPC Holding Facility was fully drawn on June 19, 2007. UPC Holding may, at its option, on or before May 31, 2008 (the Conversion Date), require each lender under the UPC Holding Facility to become an additional facility lender under the UPC Broadband Holding Bank Facility and the outstanding commitments of the lenders under the UPC Holding Facility will be rolled over into Facility M under the UPC Broadband Holding Bank Facility (the Conversion). The terms and conditions of the UPC Holding Facility are similar to the terms of the indenture for UPC Holding’s existing Senior Notes due 2014, however, in the event UPC Holding elects to effect the Conversion, the UPC Holding Facility will be part of Facility M and will be subject to the terms and conditions

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

of the UPC Broadband Holding Bank Facility. The applicable interest payable under the UPC Holding Facility is (i) EURIBOR plus 2.75% until the later of May 16, 2008 and the date of the Conversion (being no later than May 31, 2008) and (ii) thereafter, EURIBOR plus 2.0%. The final maturity date of the UPC Holding Facility is December 31, 2014 unless the Conversion does not occur, in which case, it will be May 31, 2008. Any voluntary prepayment of all or part of the principal amount of the UPC Holding Facility made on or prior to May 16, 2008 will include a premium of 1% such that the prepaid amount will equal 101% of such principal amount plus accrued interest.

2007 Telenet Credit Facility

On August 1, 2007 (the Signing Date), Telenet Bidco executed a new senior credit facility agreement, as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007 and October 8, 2007 (the 2007 Telenet Credit Facility). The 2007 Telenet Credit Facility provides for (i) a €530.0 million ($772.9 million) Term Loan A Facility (the Telenet TLA Facility) maturing five years from the Signing Date, (ii) a €307.5 million ($448.4 million) Term Loan B1 Facility (the Telenet TLB1 Facility) maturing seventy-eight months from the Signing Date, (iii) a €225.0 million ($328.1 million) Term Loan B2 Facility (the Telenet TLB2 Facility) maturing seventy-eight months from the Signing Date, (iv) a €1,062.5 million ($1,549.5 million) Term Loan C Facility (the Telenet TLC Facility) maturing eight years from the Signing Date and (v) a €175.0 million ($255.2 million) Revolving Facility (the Telenet Revolving Facility) maturing seven years from the Signing Date.

On October 10, 2007, the Telenet TLA Facility, the Telenet TLB1 Facility and the Telenet TLC Facility were drawn in full. The Telenet TLB2 Facility, which was undrawn as of December 31, 2007, is available to be drawn up to and including July 31, 2008. The Telenet Revolving Facility is available to be drawn through June 2014. The proceeds of the Telenet TLA Facility, the Telenet TLB1 Facility and the first €462.5 million ($654.8 million at the transaction date) drawn under the Telenet TLC Facility have been used primarily to (i) redeem in full the Telenet Senior Discount Notes, (ii) redeem in full the Telenet Senior Notes and (iii) repay in full the amounts outstanding under the 2006 Telenet Credit Facility. During the fourth quarter of 2007, Telenet recognized debt extinguishment losses of €62.4 million ($88.3 million at the transaction date) in the aggregate in connection with the redemption of the Telenet Senior Discount Notes and the Telenet Senior Notes, and the repayment of the 2006 Telenet Credit Facility. These losses include the €50.7 million ($71.8 million at the transaction date) excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and Telenet Senior Notes, and €11.7 million ($16.5 million at the transaction date) related to the write-off of applicable unamortized deferred financing fees.

The applicable margin for the Telenet TLA Facility is 2.25% per annum over EURIBOR. The applicable margin for the Telenet TLB1 Facility is 2.50% per annum over EURIBOR. The margins of the Telenet TLB2 and Telenet TLC Facilities are subject to certain market flex conditions. The applicable margin for the Telenet Revolving Facility is 2.125% per annum over EURIBOR. The applicable margin for the Telenet TLB2 Facility is 2.50% per annum over EURIBOR. The applicable margin for the Telenet TLC Facility is 2.75% per annum over EURIBOR.

On November 19, 2007, Telenet used the remaining funds borrowed under the Telenet TLC Facility to fund a distribution to shareholders by way of a capital reduction. See note 13.

The Telenet TLA Facility and the Telenet TLC Facility will be repaid in full at maturity. The Telenet TLB1 Facility and the Telenet TLB2 Facility will each be repaid in three equal installments, the first installment on the date falling 66 months after the Signing Date, the second installment on the date falling 72 months after the Signing Date and the final installment payable at maturity. Advances under the Telenet Revolving Facility will be repaid at the end of the applicable interest period and all advances outstanding will be repaid in full at maturity.

In addition to customary restrictive covenants, prepayment requirements and events of default, the 2007 Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the 2007 Telenet Credit Facility. Under the 2007 Telenet Credit Facility, Telenet Bidco is permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The 2007 Telenet Credit Facility is secured by (i) pledges over the shares of Telenet Bidco and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet Bidco, Telenet and certain other Telenet subsidiaries, in line with the 2006 Telenet Credit Facility.

The Telenet TLB2 Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet TLB2 Facility subject to a maximum of 1.00%. The Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet Revolving Facility subject to a maximum of 0.75%.

Refinanced Telenet Debt

2006 Telenet Credit Facility.  In May 2006, certain direct and indirect subsidiaries of Telenet Communications NV (Telenet Communications), a wholly owned subsidiary of Telenet, (as borrowers and guarantors) replaced the then existing bank credit facility with a new senior credit facility agreement (the 2006 Telenet Credit Facility), with certain banks and financial institutions as lenders.

On October 10, 2007, Telenet used a portion of the proceeds from the 2007 Telenet Credit Facility to repay in full the 2006 Telenet Credit Facility.

Telenet Senior Discount Notes.  On December 22, 2003, Telenet issued Senior Discount Notes (the Telenet Senior Discount Notes) at 57.298% of par value with a principal amount due at maturity of $558.0 million, receiving net proceeds of $300.3 million. Interest on the Telenet Senior Discount Notes began accreting from December 22, 2003 at an annual rate of 11.5%, compounded semi-annually.

On October 10, 2007, Telenet used €257.0 million ($363.8 million at the transaction date) of the proceeds from the 2007 Telenet Credit Facility to redeem the Telenet Senior Discount Notes at a redemption price equal to 100% of the accreted value of the Telenet Senior Notes plus a $46.0 million “make-whole” premium.

Telenet Senior Notes.  On December 22, 2003, Telenet Communications issued €500.0 million ($619.1 million at the transaction date) principal amount of 9.0% Senior Notes (the Telenet Senior Notes). During the fourth quarter of 2005, a portion of the outstanding principal amount of the Telenet Senior Notes was redeemed.

On October 10, 2007, Telenet used €413.5 million ($585.4 million at the transaction date) of the proceeds from the 2007 Telenet Credit Facility to redeem the Telenet Senior Notes at a redemption price equal to 100% of the principal amount (plus accrued and unpaid interest) of the Telenet Senior Notes plus a €34.5 million ($47.1 million at the transaction date) “make-whole” premium.

Other Telenet Obligations

Pursuant to agreements with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on the broadband network owned by the PICs (the Telenet Partner Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet Partner Network so that the Telenet Partner Network would be technologically capable of providing two-way communications services (the two-way upgrade). The present values of amounts payable by Telenet to the PICs pursuant to these agreements that correspond to the two-way upgrade of the Telenet

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Partner Network have been reflected as financed obligations, with corresponding amounts reflected as intangible assets associated with Telenet’s right to use the Telenet Partner Network, as described above. As of December 31, 2007, these financed obligations totaled €87.1 million ($127.0 million), and are included within other debt in the above table.

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

The intangible assets associated with our usage rights include components that are being amortized over periods ranging from 10 to 40 years, based on their respective estimated useful lives. We include amortization of these intangible assets in amortization expense in our consolidated statements of operations. The carrying value of these intangible assets has been increased as a result of the application of purchase accounting in connection with our acquisition of Telenet interests in 2007 and 2006. See note 4.

Pursuant to a separate agreement, Telenet also compensates the PICs for operations and maintenance services performed with respect to the Telenet Partner Network. Amounts incurred with respect to this agreement are included in operating expenses in our consolidated statement of operations.

As further described in note 20, certain aspects of the above-described agreements between Telenet and the PICs are the subject of ongoing negotiations and litigation.

J:COM Credit Facility

In December 2005, J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). The J:COM Credit Facility originally consisted of three facilities: a ¥30 billion ($268.4 million) five-year revolving credit loan (the J:COM Revolving Loan); an ¥85 billion ($760.4 million) five-year amortizing term loan (the J:COM Tranche A Term Loan); and a ¥40 billion ($357.8 million) seven-year amortizing term loan (the J:COM Tranche B Term Loan). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. Amounts repaid under the J:COM Tranche A and B Term Loans may not be reborrowed. On December 21, 2005, the proceeds of the J:COM Tranche A and B Term Loans were used, together with available cash, to repay in full outstanding loans totaling ¥128 billion ($1,100 million at the transaction date), under J:COM’s then existing credit facilities. As discussed below, J:COM refinanced the J:COM Tranche B Term Loan during the second quarter of 2006. In connection with its 2005 debt refinancings, J:COM recognized debt extinguishment losses of ¥2,469 million ($21.1 million at the average exchange rate for the period), primarily representing the write-off of deferred financing costs.

The J:COM Revolving Loan and the J:COM Tranche A Term Loan bear interest equal to TIBOR plus a variable margin to be adjusted based on the leverage ratio of J:COM. The weighted-average interest rate, including applicable margins, on the J:COM Tranche A Term Loan at December 31, 2007 was 1.309%. Borrowings under the J:COM Revolving Loan may be used by J:COM for general corporate purposes. Amounts drawn under the J:COM Tranche A Term Loan have a final maturity date of December 31, 2010, and amortize in quarterly installments. The final maturity date of all amounts outstanding under the J:COM Revolving Loan is December 31, 2010 and will be available for drawdown until one month prior to its final maturity. In addition to customary restrictive covenants and events of default, the unsecured J:COM Credit Facility requires compliance with various financial covenants such

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

as: (i) Maximum Senior Debt to EBITDA, (ii) Minimum Debt Service Coverage Ratio and (iii) a Total Shareholder’s Equity test, each capitalized term as defined in the J:COM Credit Facility. The J:COM Credit Facility permits J:COM to transfer funds to its shareholders (and indirectly to LGI) through loans, dividends or other distributions provided that J:COM maintains compliance with applicable covenants. At December 31, 2007, ¥30 billion ($268.4 million) was available for borrowing under the J:COM Revolving Loan. The J:COM Revolving Loan provides for an annual commitment fee of 0.20% on the unused portion.

Other J:COM debt

During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2,000 million ($18 million at the transaction date), respectively, of the J:COM Tranche B Term Loan with ¥20 billion of fixed-interest rate loans and ¥20 billion of variable-interest rate loans. At December 31, 2007, the fixed-interest rate loans had a weighted average interest rate of 2.08%, while the new variable-interest rate loans had a weighted average interest rate of Japanese yen LIBOR plus 0.30%. These loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates. In connection with these refinancings, J:COM recognized debt extinguishment losses of ¥378.0 million ($3.3 million at the average exchange rate for the period) during 2006.

In connection with the September 2006 acquisition of Cable West, J:COM entered into (i) a ¥2,000 million variable-interest rate term loan agreement, (ii) a ¥20 billion seven-year fixed-interest rate term loan agreement, and (iii) a ¥30 billion syndicated term loan agreement. The ¥2,000 million ($17 million at the transaction date) and ¥20 billion ($169.7 million at the transaction date) term loans were fully drawn in September 2006. On October 27, 2006, the full amount of the ¥30 billion syndicated term loan ($252.6 million at the transaction date) was drawn and a portion of the proceeds was used to repay the then outstanding balance of the J:COM Revolving Loan (¥14 billion or $117.9 million at the transaction date). The new term loans mature between 2011 and 2013. The interest rate on the ¥2,000 million term loan is based on the six-month TIBOR plus a margin of 0.25%. The ¥20 billion term loan bears interest as to ¥10 billion of the outstanding principal amount at a fixed interest rate of 1.72% and as to the remaining ¥10 billion principal amount at a fixed interest rate of 1.90%. The ¥30 billion syndicated term loan bears interest at (i) Japanese yen LIBOR plus a margin of 0.25% as to the ¥10 billion ($89.5 million) principal amount that is due in October 2011, (ii) Japanese yen LIBOR plus a margin of 0.35% as to the ¥19.5 billion ($174.4 million) principal amount that is due in October 2013 and (iii) a fixed rate of 2.05% as to the ¥500 million ($4.5 million) principal amount that is due in October 2013. These loans contain covenants similar to those of the J:COM Credit Facility.

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
December 31, 2007, 2006 and 2005 — (Continued)

principal amount, plus accrued and unpaid interest. If a change in control (as defined in the indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

Prior to September 11, 2007, the UGC Convertible Notes in the aggregate were convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock based on the then conversion price for one share of LGI Series A common stock and the related Series C Dividend Shares Amount (as defined in the indenture governing the UGC Convertible Notes), which was equivalent to a conversion rate of 22.09 LGI Series A shares and 22.09 LGI Series C shares for each €1,000 principal amount of UGC Convertible Notes. Effective September 11, 2007, the conversion price of the UGC Convertible Notes was adjusted to give effect to the cumulative impact of our self-tender offers since the issuance of the UGC Convertible Notes. As a result, as of such date, the UGC Convertible Notes in the aggregate were convertible into 11,159,319 LGI Series A shares and 11,044,375 LGI Series C shares, which is equivalent to a conversion rate of 22.32 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (i) the price of LGI Series A common stock reaches a specified threshold, (ii) the combined price of LGI Series A and Series C common stock reaches a specified threshold, (iii) UGC has called the UGC Convertible Notes for redemption, (iv) the trading price for the UGC Convertible Notes falls below either of two specified thresholds, (v) we make certain distributions to holders of LGI Series A common stock or (vi) specified corporate transactions occur.

2007 and 2006 Austar Bank Facilities

On August 28, 2007, Austar Entertainment refinanced, amended and restated its then existing bank facility (the 2006 Austar Bank Facility) to, among other matters, provide for increased borrowing capacity. The amended and restated facility (the 2007 Austar Bank Facility) allows Austar Entertainment to borrow up to AUD 850.0 million ($745.3 million) and provides for (i) an AUD-denominated term loan for AUD 225.0 million ($197.3 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2011, (ii) an AUD-denominated term loan for AUD 500.0 million ($438.4 million), which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013 and (iii) an AUD-denominated revolving facility for AUD 100.0 million ($87.7 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The 2007 Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($21.9 million) working capital facility that matures in August 2012. Borrowings under the 2007 Austar Bank Facility were advanced to Austar to fund (i) the October 31, 2007 redemption of the Austar Subordinated Transferable Adjustable Redeemable Securities (STARS) (see below) and (ii) Austar’s November 1, 2007 distribution to its shareholders (see note 13). Borrowings under the 2007 Austar Bank Facility also may be used to fund capital expenditures or for general corporate purposes.

In addition to customary restrictive covenants, prepayment requirements and events of default, the 2007 Austar Bank Facility requires compliance with various financial covenants including (i) Net Total Debt to EBITDA and (ii) EBITDA to Total Interest Expense, each capitalized term as defined in the 2007 Austar Bank Facility. The 2007 Austar Bank Facility has a commitment fee on undrawn and uncancelled balances of 0.5% per year. The 2007 Austar Bank Facility is secured by pledges over (i) Austar Entertainment shares, (ii) shares of certain of Austar’s subsidiaries and (iii) certain other assets of Austar and certain of its subsidiaries. The 2007 Austar Bank Facility is also guaranteed by Austar and certain of its subsidiaries.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

As Austar Entertainment’s refinancing of the 2006 Austar Bank Facility did not represent a substantial modification of terms, we did not recognize a debt extinguishment gain or loss upon the completion of this refinancing transaction.

The 2006 Austar Bank Facility allowed Austar Entertainment to borrow up to AUD 600.0 million ($526.0 million) and was comprised of (i) Tranche A, an AUD-denominated, five-year term loan facility due in 2011 for AUD 275.0 million ($241.1 million), which bore interest at BBSY plus margins ranging from 0.9% to 1.4%, (ii) Tranche B, an AUD-denominated, seven-year term loan facility due in 2013 for AUD 300.0 million ($263.0 million), which bore interest at BBSY plus margins ranging from 1.3% to 1.7% and (iii) an AUD-denominated, six-year revolving loan facility for AUD 25.0 million ($21.9 million), which bore interest at BBSY plus margins ranging from 0.9% to 1.4%.

Austar Entertainment used the initial borrowings under the 2006 Austar Bank Facility, together with available cash, (i) to repay the AUD 190.0 million ($144.4 million at the transaction date) amount outstanding under Austar Entertainment’s previous bank facility and (ii) to fund a capital distribution to Austar’s shareholders (see note 13).

Redemption of STARS

On October 31, 2007, Austar redeemed in full its STARS for a total cash redemption amount of AUD 115.0 million ($106.6 million at the transaction date). As of December 31, 2006, the STARS had a carrying value of AUD 115.0 million ($100.8 million) and were included in other debt.

LGJ Holdings Credit Facility

On October 31, 2007, LGJ Holdings, our wholly owned indirect subsidiary, executed a new senior secured credit facility agreement (the LGJ Holdings Credit Facility). The LGJ Holdings Credit Facility provides for an initial term loan facility in the amount of ¥75.0 billion ($655.0 million at the transaction date) (the Term Loan Facility) which was drawn in full on November 5, 2007 (the Closing Date). The proceeds of the Term Loan Facility have been used to make a distribution to the sole member of LGJ Holdings and to pay fees, costs and expenses incurred in connection with granting the Term Loan Facility. The Term Loan Facility will be repaid in two installments with (i) 2.5% of the outstanding principal amount of the Term Loan Facility being repayable four and a half years from the Closing Date and (ii) 97.5% of the outstanding principal amount of the Term Loan Facility repayable five years from the Closing Date. The applicable margin for the Term Loan Facility is 3.25% per annum over TIBOR. The LGJ Holdings Credit Facility contains a mechanism whereby additional term facilities may be entered into subject to compliance with applicable covenants and certain other restrictions. In addition to customary restrictive covenants, prepayment requirements and events of default, the LGJ Holdings Credit Facility requires compliance with various financial covenants including (i) J:COM Ten Day Average Market Price to Facilities Net Debt and (ii) Total Net Debt To J:COM Annualized EBITDA, each capitalized term as defined in the LGJ Holdings Credit Facility. The LGJ Holdings Credit Facility is secured by (i) pledges over the membership interests in LGJ Holdings and the stock of its two subsidiaries, Liberty Japan, Inc. (Liberty Japan), a wholly owned direct subsidiary of LGJ Holdings, and Liberty Jupiter, Inc. (Liberty Jupiter), an 85.7% owned direct subsidiary of LGJ Holdings, (ii) a pledge over a bank account of LGJ Holdings and (iii) a security agreement in respect of certain future assets of LGJ Holdings, Liberty Japan and Liberty Jupiter. Liberty Japan and Liberty Jupiter are members of Super Media through which we indirectly own our interest in J:COM. LGJ Holding’s obligations are guaranteed by Liberty Japan and Liberty Jupiter. LGI has provided a limited recourse guarantee with respect to the payment of interest under the LGJ Holdings Credit Facility and, under certain limited circumstances, the payment of principal and other obligations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

2006 VTR Bank Facility

As discussed above, the 2006 VTR Bank Facility was replaced with the 2007 VTR Bank Facility in connection with the VTR Transfer and the related refinancing transactions completed by UPC Broadband Holding during the second quarter of 2007.

On September 20, 2006, VTR replaced its then existing bank credit facility (the 2005 VTR Bank Facility) with the 2006 VTR Bank Facility, new senior secured credit agreements consisting of (i) a CLP 122.6 billion ($246.1 million) Chilean peso-denominated seven-year amortizing term loan, (ii) a $475 million U.S. dollar-denominated eight-year term loan due in 2014 (the VTR Tranche B Term Loan), which bore interest at LIBOR plus 3.0% and (iii) a CLP 13.8 billion ($27.7 million) CLP-denominated six and a half-year revolving loan.

At closing on September 20, 2006, the full $475.0 million of the VTR Tranche B Term Loan was drawn. Proceeds were used to (i) repay the CLP 175.5 billion ($326.7 million at the transaction date) outstanding balance of the 2005 VTR Bank Facility, (ii) repay an intercompany loan payable to one of our subsidiaries ($50.7 million principal amount outstanding at the transaction date), (iii) pay financing fees and other transaction costs and (iv) fund an increase in cash and cash equivalents to be used for capital expenditures and other general corporate uses. VTR recognized a $4.6 million loss in connection with the September 2006 refinancing of the 2005 VTR Bank Facility.

During the third and fourth quarters of 2006, VTR made cash distributions to its shareholders aggregating CLP 53.6 billion ($99.3 million at the transaction dates), including CLP 42.9 billion ($79.4 million at the transaction dates) distributed to our company.

Chellomedia Bank Facility

On December 12, 2006, Chellomedia PFH, an indirect subsidiary of Chellomedia, consummated a senior secured credit facility (the Chellomedia Bank Facility) with certain banks and financial institutions as lenders. The Chellomedia Bank Facility provides the terms and conditions upon which the lenders have made available to Chellomedia PFH (i) four term facilities: (a) a seven-year €86.6 million ($126.3 million) term loan facility, (b) a seven-year €17.4 million ($25.4 million) term loan facility, (c) a seven-year $74.2 million term loan facility and (d) a seven-year $14.9 million term loan facility, (ii) a seven-year €25.0 million ($36.5 million) delayed draw facility and (iii) a six-year €25.0 million ($36.5 million) revolving facility (which may also be drawn in Hungarian forints). As of December 31, 2007, the four term facilities, the delayed draw facility and the revolving facility have been drawn in full. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.50% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR).

In addition to customary restrictive covenants, prepayment requirements and events of default, the Chellomedia Bank Facility requires Chellomedia PFH to comply with various financial covenants including (i) Total Net Debt to Annualized EBITDA, (ii) Senior Net Debt to Annualized EBITDA and (iii) EBITDA to Total Cash Interest Payable, each capitalized term as defined in the Chellomedia Bank Facility. The Chellomedia Bank Facility permits Chellomedia PFH to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Chellomedia PFH maintains compliance with applicable covenants.

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Liberty Puerto Rico Bank Facility

On June 15, 2007, Liberty Puerto Rico refinanced its then existing bank facility pursuant to a new senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility provides for (i) a $150 million seven-year amortizing term loan (the LPR Term Loan), (ii) a $20 million seven-year delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million six-year revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility, to the extent not already used to repay the amounts outstanding under Liberty Puerto Rico’s prior bank facility, may be used to fund the general corporate and working capital requirements of Liberty Puerto Rico. All amounts borrowed under the Liberty Puerto Rico Bank Facility bear interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The LPR Delayed Draw Term Loan was drawn in full on November 7, 2007. The LPR Revolving Loan, which was undrawn as of December 31, 2007, has a commitment fee on undrawn balances of 0.5% per year.

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

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. The Liberty Puerto Rico Bank Facility also requires that Liberty Puerto Rico maintain a $10 million cash collateral account to protect against losses in connection with an uninsured casualty event, which is included as long-term restricted cash in our consolidated balance sheet.

Prior to June 15, 2007, Liberty Puerto Rico had a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility, which also provided for a $10 million six-year revolving loan. Borrowings under this credit facility bore interest at a margin of 2.25% over LIBOR. The $10 million revolving loan had a commitment fee on undrawn balances of 0.50% per year.

Borrowing Secured by ABC Family Preferred Stock

Liberty Family Preferred, LLC (LFP LLC) was an entity in which LGI held a 99.9% beneficial ownership interest. Prior to August 2, 2007, LFP LLC owned 345,000 shares of ABC Family preferred stock.

On March 23, 2006, LFP LLC entered into a Loan and Pledge Agreement with Deutsche Bank AG, which allowed LFP LLC to borrow up to $345.0 million. On March 29, 2006, LFP LLC borrowed the full available amount and received net proceeds of $338.9 million ($345.0 million less prepaid interest of $6.1 million). The net proceeds received by LFP LLC were then loaned to LGI. The borrowing bore interest at three-month LIBOR plus 2.1%. LFP LLC had pledged all 345,000 shares of the ABC Family preferred stock as security for the borrowing.

On August 2, 2007, the ABC Family preferred stock was redeemed and we used the resulting proceeds to repay in full the related secured borrowings. No significant gain or loss was recorded in connection with the repayment of the secured borrowings. Subsequent to this transaction, LFP LLC was dissolved.

Cablecom Luxembourg Old Senior Notes

Prior to their redemption in 2007 and 2006 as described below, the Cablecom Luxembourg Old Senior Notes were comprised of (i) CHF 259.0 million ($228.0 million) principal amount of Cablecom Luxembourg Series A

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A CHF Notes), (ii) €157.9 million ($230.3 million) principal amount of Cablecom Luxembourg Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A Euro Notes) and €335.7 million ($489.6 million) principal amount of Cablecom Luxembourg Series B Floating Rate Senior Secured Notes due 2012 (the Cablecom Luxembourg Old Series B Euro Notes, and together with the Cablecom Luxembourg Old Series A CHF Notes and Cablecom Luxembourg Old Series A Euro Notes, the Cablecom Luxembourg Old Floating Rate Notes) and (iii) €289.9 million ($422.8 million) principal amount of 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes). The principal amounts disclosed in this paragraph do not include the premiums recorded as a result of the application of purchase accounting in connection with the Cablecom acquisition.

In connection with the Cablecom acquisition, under the terms of the Indentures for the Cablecom Luxembourg Old Senior Notes, Cablecom Luxembourg was required to effect a change of control offer (the Change of Control Offer) for the Cablecom Luxembourg Old Senior Notes at 101% of their respective principal amounts. Pursuant to the Change of Control Offer, Cablecom Luxembourg on December 8, 2005 used CHF 268.7 million ($223.2 million at the transaction date) of proceeds from the Facility A term loan under the Cablecom Luxembourg Bank Facility to (i) purchase CHF 133.0 million ($101.7 million at the transaction date) of the Cablecom Luxembourg Old Series A CHF Notes, (ii) purchase €42.8 million ($50.5 million at the transaction date) of the Cablecom Luxembourg Old Series A Euro Notes, (iii) purchase €40.0 million ($47.1 million at the transaction date) principal amount of the Cablecom Luxembourg Old Series B Euro Notes and (iv) fund the costs and expenses of the Change of Control Offer. All of the purchased amounts set forth above include principal, call premium and accrued interest.

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

On April 16, 2007, Cablecom Luxembourg redeemed in full the Cablecom Luxembourg Old Fixed Rate Notes at a redemption price of 109.375% of the principal amount plus accrued interest through the redemption date. The total amount of the redemption of €330.7 million ($448.1 million at the transaction date) was funded by an escrow account created in October 2006 for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes (the Cablecom Luxembourg Defeasance Account) in connection with the covenant defeasance of such Notes. At December 31, 2006, the amount held in the Cablecom Luxembourg Defeasance Account (€331.6 million ($437.4 million at the December 31, 2006 exchange rate)) was included in current restricted cash in our consolidated balance sheets. In connection with the redemption of the Cablecom Luxembourg Old Fixed Rate Notes, Cablecom Luxembourg recognized a gain on extinguishment of debt of CHF 6.3 million ($5.2 million at the average rate for the period), representing the write-off of unamortized premium.

Pursuant to the terms of the LG Switzerland PIK Loan Facility (see below), the redemption of the Cablecom Luxembourg Old Fixed Rate Notes required the repayment of the LG Switzerland PIK Loan Facility.

Cablecom Luxembourg New Senior Notes

On October 31, 2006, Cablecom Luxembourg issued €300.0 million ($437.5 million) principal amount of 8.0% Senior Notes due 2016 (the Cablecom Luxembourg New Senior Notes) and the net proceeds from the sale of the Cablecom Luxembourg New Senior Notes, together with available cash, were placed into the Cablecom Luxembourg Defeasance Account, as described above.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

On April 17, 2007, the Cablecom Luxembourg New Senior Notes became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

Cablecom Luxembourg Bank Facility

The Cablecom Luxembourg Bank Facility provided the terms and conditions upon which (i) the lenders made available to Cablecom Luxembourg two term loans (Facility A and Facility B) in an aggregate principal amount not to exceed CHF 1,330 million ($1,170.8 million).

The CHF 618 million ($544.0 million) Facility A term loan was fully drawn at December 31, 2006. In January 2006, the then remaining availability under the Facility A term loan was drawn to fund the Cablecom Old Note Redemption. The interest rate applicable to the Facility A term loan was equal to CHF LIBOR plus a margin of 2.50%. The Facility B term loan, which was available to be drawn in Swiss francs, U.S. dollars or euros up to an aggregate principal amount equivalent to CHF 712 million ($626.8 million), was fully drawn at December 31, 2006. In connection with the January 2006 funding of the Cablecom Old Note Redemption, the Facility B term loan was drawn in full in the form of CHF 355.8 million ($277.3 million at the transaction date) and €229.1 million ($277.1 million at the transaction date). The interest rate applicable to principal denominated in Swiss francs under the Facility B term loan was equal to CHF LIBOR plus a margin of 2.75% to September 5, 2006 and thereafter 2.50% plus, in each case, any mandatory costs. The interest rate applicable to principal denominated in euros under the Facility B term loan was equal to EURIBOR plus a margin of 2.50% plus any mandatory costs.

In connection with the above-described Cablecom Transfer, the outstanding borrowings under the Cablecom Luxembourg Bank Facility were repaid in full on April 16, 2007.

LG Switzerland PIK Loan Facility

The €550 million ($667 million at the transaction date), 9.5 year split-coupon floating LG Switzerland PIK Loan Facility was executed on October 7, 2005. The LG Switzerland PIK Loan Facility bore interest at a rate per annum equal to (i) three-month EURIBOR (payable quarterly in cash), plus (ii) a margin of 1.75% (payable quarterly in cash), plus (iii) a PIK margin of 6.50% (to be capitalized and added to principal at the end of each interest period or, at the election of LG Switzerland, paid in cash). The net proceeds received from the LG Switzerland PIK Loan Facility of €531.7 million ($647.8 million at the transaction date), less €50 million ($60.9 million at the transaction date) placed in escrow to secure cash interest payments, were used to finance the Cablecom acquisition.

In connection with the above-described Cablecom Transfer, the outstanding borrowings under the LG Switzerland PIK Loan Facility were repaid in full on April 16, 2007.

Other Debt

Other debt at December 31, 2007 includes the $94.8 million carrying amount of the News Corp. prepaid forward sales transaction. See note 8.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Maturities of Debt and Capital Lease Obligations

Debt maturities for the next five years and thereafter are as follows (in millions):

Year ended December 31:
2008	$243.8
2009	308.4
2010	207.6
2011	385.3
2012	1,699.6
Thereafter	14,726.3

Total debt maturities	17,571.0
Net unamortized premiums, discounts and embedded equity derivatives	178.7

Total debt	$17,749.7

Current portion	$243.8

Noncurrent portion	$17,505.9

Maturities of capital lease obligations for the next five years and thereafter are as follows (in millions):

Year ended December 31:
2008	$160.5
2009	144.6
2010	125.6
2011	93.0
2012	62.1
Thereafter	114.7

700.5
Less: amount representing interest	(96.8)

Present value of net minimum lease payments	$603.7

Current portion	$139.4

Noncurrent portion	$464.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The current portion of our debt and capital lease obligations at December 31, 2007 is as follows (in millions):

Debt:
J:COM Credit Facility	$161.7
Other J:COM debt	52.4
Other	29.7

Total current portion of debt	243.8

Capital lease obligations:
J:COM	130.8
Telenet	5.4
UPC Broadband Division	3.2

Total current portion of capital lease obligations	139.4

Total current portion of debt and capital lease obligations	$383.2

(11)	Deferred Construction and Maintenance Revenue

J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers who receive poor reception of broadcast television signals as a result of obstacles that have been constructed by third parties. J:COM and its subsidiaries enter into agreements with these third parties, whereby J:COM receives up-front compensation to construct and maintain cable facilities to provide rebroadcasting services to the affected viewers at no cost to the viewers during the agreement period. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the terms of the agreements, which generally range from 15 to 20 years. During 2007, 2006 and 2005, J:COM recognized revenue under these arrangements totaling ¥5,604.0 million ($47.6 million at the average exchange rate for the period), ¥4,367.0 million ($37.5 million at the average exchange rate for the period) and ¥3,327.4 million ($30.3 million at the average exchange rate for the period), respectively. Deferred revenue recorded under these arrangements is included in our current and long-term liabilities as follows:

	December 31,
	2007	2006
	in millions

Current liabilities — Deferred revenue and advance payments from subscribers and others	$36.2	$31.0
Other long-term liabilities	489.4	462.2

Total	$525.6	$493.2

(12)	Income Taxes

Following the Spin-Off, LGI International (together with its 80%-or-more-owned domestic subsidiaries, the LGI International Tax Group), (i) became a separate tax-paying entity from Liberty Media and (ii) entered into a Tax Sharing Agreement with Liberty Media. Under the Tax Sharing Agreement, Liberty Media is responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the LGI International Tax Group on the one hand, and Liberty Media or one of its subsidiaries on the other hand, subject to certain limited exceptions. We are responsible for all other taxes that are attributable to the LGI International Tax Group, whether accruing before, on or after the Spin-Off. The Tax Sharing Agreement requires that we will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin-Off from qualifying as a tax-free transaction. Moreover, we will indemnify Liberty Media

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

for any loss resulting from such action or failure to act, if such action or failure to act precludes the Spin-Off from qualifying as a tax-free transaction. Pursuant to the Tax Sharing Agreement, Liberty Media allocated certain tax benefits aggregating $26.7 million to our company during 2005. The allocation of these tax benefits was treated as a capital transaction and reflected as an increase to additional paid-in capital in our consolidated statement of stockholders’ equity.

As a result of the LGI Combination, LGI succeeded LGI International as the entity responsible for filing consolidated domestic tax returns and UGC became a part of the LGI consolidated tax group. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended December 31, 2007:
Federal	$33.4	$(84.3)	$(50.9)
State and local	1.7	(4.4)	(2.7)
Foreign	(138.1)	(41.4)	(179.5)

	$(103.0)	$(130.1)	$(233.1)

Year ended December 31, 2006:
Federal	$(28.2)	$58.6	$30.4
State and local	(2.2)	3.1	0.9
Foreign	(62.3)	38.9	(23.4)

	$(92.7)	$100.6	$7.9

Year ended December 31, 2005:
Federal	$(56.4)	$17.6	$(38.8)
State and local	(4.0)	(1.7)	(5.7)
Foreign	(43.9)	59.7	15.8

	$(104.3)	$75.6	$(28.7)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Income tax benefit (expense) attributable to our company’s earnings (loss) before taxes, minority interest and discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2007	2006	2005
	in millions

Computed “expected” tax benefit (expense)	$(17.4)	$59.6	$(30.1)
Enacted tax law and rate changes	(69.2)	(65.1)	(12.7)
Non-deductible interest and other expenses	(64.2)	(15.6)	(53.9)
Non-deductible provisions for litigation	(59.9)	—	—
International rate differences	(50.0)	(41.1)	(6.9)
Differences in the treatment of items associated with investments in subsidiaries and affiliates	42.9	(23.9)	(10.9)
Write-off of goodwill in connection with disposition of investment in SC Media	(35.3)	—	—
Recognition of previously unrecognized tax benefits	34.6	—	—
Foreign taxes	(15.8)	(6.8)	(3.4)
Non-deductible or non-taxable foreign currency exchange results	7.9	(18.3)	60.6
Change in valuation allowance	(1.8)	119.7	40.7
State and local income taxes, net of federal income taxes	(1.7)	0.6	(5.5)
Other, net	(3.2)	(1.2)	(6.6)

	$(233.1)	$7.9	$(28.7)

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
	in millions

Current deferred tax assets	$319.1	$131.6
Non-current deferred tax assets	301.5	184.2
Current deferred tax liabilities	(6.4)	(5.6)
Non-current deferred tax liabilities	(743.7)	(537.1)

Net deferred tax liability	$(129.5)	$(226.9)

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2006
	in millions

Deferred tax assets:
Net operating loss and other carryforwards	$3,145.6	$2,314.6
Debt	344.7	249.8
Deferred revenue	174.8	157.0
Property and equipment, net	90.8	188.0
Stock-based compensation	41.2	22.7
Investments	16.3	8.4
Intangible assets, net	15.6	27.3
Other future deductible amounts	221.6	190.1

Deferred tax assets	4,050.6	3,157.9
Valuation allowance	(2,333.7)	(1,921.5)

Deferred tax assets, net of valuation allowance	1,716.9	1,236.4

Deferred tax liabilities:
Intangible assets	(715.0)	(457.9)
Investments	(476.5)	(410.1)
Property and equipment	(369.6)	(352.5)
Other future taxable amounts	(285.3)	(242.8)

Deferred tax liabilities	(1,846.4)	(1,463.3)

Net deferred tax liability	$(129.5)	$(226.9)

Our deferred income tax valuation allowance increased $412.2 million in 2007. This increase reflects the net effect of (i) net tax expense recorded in our consolidated statement of operations of $1.8 million, (ii) acquisitions and similar transactions, (iii) foreign currency translation adjustments, (iv) valuation allowances released to goodwill and (v) other. The net tax expense recorded in our consolidated statement of operations of $1.8 million for the change in valuation allowance includes (i) tax benefits of $86.3 million and $29.0 million recognized by Telenet and J:COM, respectively, upon the release of valuation allowances and (ii) a tax benefit of $56.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease. These tax benefits were more than offset by tax expense resulting from the establishment of valuation allowances in other jurisdictions against currently arising deferred tax assets.

Approximately $1,357.6 million of the valuation allowance recorded as of December 31, 2007 was attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill and other noncurrent intangible assets related to various business combinations.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The significant components of our tax loss carryforwards and related tax assets at December 31, 2007 are as follows:

	Tax loss	Related tax	Expiration
Country	carryforward	asset	date
	in millions

The Netherlands	$3,949.1	$1,007.0	2011-2014
Switzerland	2,882.7	627.8	2008-2014
Belgium	1,121.5	381.2	Indefinite
France	940.7	323.8	Indefinite
Luxembourg	806.4	238.9	Indefinite
Australia	734.2	220.3	Indefinite
Ireland	474.8	59.4	Indefinite
United States	288.1	104.2	2012-2027
Austria	238.6	59.7	Indefinite
Chile (VTR)	227.8	38.7	Indefinite
Japan	82.7	33.6	2009-2014
Hungary	62.7	10.1	Indefinite
Czech Republic	40.5	8.5	2008-2012
Puerto Rico	31.3	12.2	2011-2014
Poland	30.2	5.7	2008-2011
Other	62.9	14.5	Various

Total	$11,974.2	$3,145.6

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $33.2 million at December 31, 2007, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2007, U.S. and non-U.S. income and withholding taxes for which a deferred tax might otherwise be required have not been provided on an estimated $2.8 billion of cumulative temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

Because we have controlling interests in subsidiaries that do business in foreign countries, such subsidiaries are considered to be ”controlled foreign corporations” (CFCs) under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

to as ”Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income.

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

Through our subsidiaries, we maintain a presence in many foreign countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the United States. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.

We and our subsidiaries file various consolidated and stand alone income tax returns in U.S. federal and state jurisdictions, and in various foreign jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2001 are no longer subject to examination by tax authorities. During the second quarter of 2006, the Internal Revenue Service (IRS) commenced examinations of most of the U.S. federal income tax returns that we or our subsidiaries filed for the 2004 tax year. Most of these audits are anticipated to be completed in 2008. Through December 31, 2007, the IRS has not proposed significant adjustments to tax positions taken in the 2004 returns that are under examination. Certain of our foreign subsidiaries are also currently involved in income tax examinations in

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

various foreign jurisdictions in which we operate, including Argentina (2001), Chile (2002, 2005 and 2006), Puerto Rico (2003), Austria (2003 through 2005), and Switzerland (2001, 2003 and 2004). We do not anticipate that any adjustments that might arise from the foregoing examinations would have a material impact on our consolidated financial position or results of operations.

The changes in our unrecognized tax benefits during 2007 are summarized below (in millions):

Balance at January 1, 2007	$454.2
Additions based on tax positions related to the current year	136.8
Additions for tax positions of prior years	207.7
Reductions for tax positions of prior years	(220.0)
Lapse of statute of limitations	(39.1)
Currency translation	30.4

Balance at December 31, 2007	$570.0

No assurance can be given that any of these tax benefits will be recognized or realized.

Our December 31, 2007 unrecognized tax benefits include $204.6 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would record as reductions of goodwill or that we would expect to be offset by valuation allowances.

During 2008, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2007. Although we do not expect that any such changes will have a material impact on our 2008 effective tax rate, we cannot estimate a reasonable range for the impact that any such possible changes might have on our December 31, 2007 unrecognized tax benefits. No assurance can be given as to the nature or impact of changes in our unrecognized tax positions during 2008.

During 2007, 2006, and 2005, we recognized income tax expense (benefit) of ($3.9 million), $9.8 million and $6.2 million, respectively, representing the net accrual (release) of interest and penalties during the period. In addition, our other long-term liabilities include accrued interest and penalties of $10.8 million at December 31, 2007.

(13)	Stockholders’ Equity

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued or subject to future issuance pursuant to outstanding stock options. At December 31, 2007, there were 5,894,850, 3,066,716 and 8,797,137 shares of LGI Series A, Series B and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options; 3,828,895 and 3,830,352 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs; 11,159,319 and 11,044,375 shares of LGI Series A and Series C common stock, respectively, reserved for issuance upon conversion of the UGC Convertible Notes; and 267,565 and 267,571 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted stock units. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued (7,256,353 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).

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

Stock Repurchases

On June 20, 2005, March 8, 2006, and November 21, 2007, our board of directors authorized stock repurchases programs, under which we were authorized to acquire from time to time up to $200 million, $250 million and $500 million, respectively, of our LGI Series A and Series C common stock. On July 25, 2007, our board of directors increased the then remaining aggregate amount authorized under the March 8, 2006 stock repurchase plan from $75.3 million to $150 million. Under these plans, we were authorized to acquire the specified amount of our LGI Series A and Series C common stock from time to time through open market transactions or privately negotiated transactions, which may include derivative transactions. With the exception of $60.6 million that remained outstanding under the November 21, 2007 stock repurchase plan (the 2007 Stock Repurchase Plan), the amounts

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

authorized under these plans were fully utilized as of December 31, 2007. In addition to the share repurchase programs described above, we completed five separate modified Dutch auction self-tender offers during 2007 and 2006. The following table provides details of our stock repurchases during 2007, 2006 and 2005:

	LGI Series A common stock		LGI Series C common stock
	Shares	Average price	Shares	Average price
Purchase date	purchased	paid per share (a)	purchased	paid per share (a)	Total (a)
					in millions

Stock purchased pursuant to Repurchase Programs during:
2005	2,048,231	$23.30	1,455,859	$21.45	$78.9

2006	2,698,558	$21.85	9,706,682	$20.04	$253.5

2007	5,469,397	$38.57	11,361,890	$37.06	$632.0

Stock purchased pursuant to modified Dutch auction self-tender offers (b):
June 21, 2006	10,000,000	$25.08	10,288,066	$24.38	$501.6
September 15, 2006	20,000,000	25.04	20,534,000	24.39	1,001.8
January 10, 2007	5,084,746	29.66	5,246,590	28.74	301.6
April 25, 2007	7,882,862	35.21	724,183	32.86	301.4
September 17, 2007	5,682,000	43.09	9,510,517	40.09	626.1

Total pursuant to self-tender offers	48,649,608	$29.29	46,303,356	$28.24	$2,732.5

Total purchases (including purchases pursuant to self-tender offers) during:
2005	2,048,231	$23.30	1,455,859	$21.45	$78.9

2006	32,698,558	$24.79	40,528,748	$23.35	$1,756.9

2007	24,119,005	$36.66	26,843,180	$36.39	$1,861.0

(a)	Includes direct acquisition costs.

(b)	Shares purchased pursuant to the self-tender offers are not applied against the authorized amounts of our stock repurchase programs.

In January 2008, we purchased the remaining amount authorized under the 2007 Repurchase Plan and our board of directors authorized additional repurchases of up to $500 million of our LGI Series A and Series C common stock or any combination of our LGI Series A and Series C common stock (the 2008 Repurchase Plan). At February 21, 2008, the remaining amount authorized under the 2008 Repurchase Plan was $170.7 million.

Subsidiaries’ Equity

Austar’s stockholders’ deficit position.  In connection with our December 2005 acquisition of a controlling interest in Austar, we recorded the minority interests’ share of Austar’s stockholders’ deficit at the acquisition date as a decrease to our additional paid-in capital. With the exception of a period during the first three quarters of 2007 when Austar reported stockholders’ equity and we recorded the minority interests’ share of Austar’s equity movements as adjustments of minority interests in subsidiaries in our consolidated balance sheet, we have recorded all subsequent changes in the minority interests’ share of Austar’s equity movements as adjustments to our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

additional paid-in capital. During the third quarter of 2007, Austar’s stockholders’ equity returned to a deficit position as a result of Austar’s declaration and accrual of a capital distribution that was subsequently completed on November 1, 2007, as described below.

Capital Distributions of Subsidiaries.  On November 1, 2007, Austar distributed AUD 299.9 million ($274.8 million at the transaction date) to its shareholders. Our share of this capital distribution was AUD 160.1 million ($146.7 million at the transaction date). On September 20, 2006, Austar distributed AUD 201.6 million ($151.7 million at the transaction date) to its shareholders. Our share of this capital distribution was AUD 107.2 million ($80.7 million at the transaction date). As discussed above, AUD 124.5 million ($114.1 million at the transaction date) and AUD 94.4 million ($71.0 million at the transaction date) of Austar’s respective capital distributions that were paid to Austar’s minority interest owners have been reflected as reductions of our additional paid-in capital during 2007 and 2006, respectively.

On November 19, 2007, Telenet commenced the distribution of €655.9 million ($961.6 million at the transaction date) to its shareholders. Our share of this capital distribution was €335.2 million ($491.4 million at the transaction date).

Other Equity Transactions of Subsidiaries and Affiliates.  During 2007, 2006 and 2005, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests and the equity transactions of certain of our subsidiaries and affiliates. See notes 4 and 6.

SARs Reclassification

During the fourth quarter of 2005, we concluded that we had both the ability and intent to satisfy most of our obligations under LGI SARs with shares of LGI common stock. As a result, we reclassified $50.3 million of our obligations under LGI SARs from liability accounts to additional paid-in capital.

Restricted Net Assets

At December 31, 2007, approximately $4.2 billion of our net assets represented net assets of certain of our subsidiaries that were not available to be transferred to our company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(14)	Stock Incentive Awards

As discussed in note 2, our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our other subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Year ended December 31,
	2007	2006	2005
	in millions

LGI Series A, Series B and Series C common stock:
LGI Performance Plans (a)	$108.2	$—	$—
Stock options, SARs, restricted stock and restricted stock units	47.3	58.0	28.8
Restricted shares of LGI and Zonemedia (b)	16.2	7.1	5.1
Austar Performance Plan	9.5	—	—
J:COM ordinary shares	1.2	2.9	23.1
Other	11.0	2.0	2.0

	$193.4	$70.0	$59.0

(a)	For additional information concerning the LGI Performance Plans, see discussion below.

(b)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes $12.8 million of stock-based compensation that was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

The following table provides certain information related to stock-based compensation not yet recognized as of December 31, 2007:

	December 31, 2007
	LGI Series A,
	Series B and			SARs on
	Series C	LGI	Austar	VTR
	common	Performance	Performance	common
	stock (a)	Plans (b)	Plan (c)	stock (d)

Total compensation expense not yet recognized (in millions)	$74.1	$280.8	$30.8	$7.5

Weighted average period remaining for expense recognition (in years)	2.6	3.8	3.8	2.0

(a)	Amounts relate to the LGI incentive plans (including the Transitional Plan) and the UGC incentive plans described below.

(b)	Amounts relate to the LGI Senior Executive Performance Plan and the LGI Management Performance Plan described below.

(c)	Amounts relate to the Austar Performance Plan described below.

(d)	Amounts relate to the incentive plan of VTR described below.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Year ended December 31,
	2007	2006	2005
	dollars in millions, except per share amounts

LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	4.56 — 5.02%	4.58 — 5.20%	3.70 — 4.55%
Expected life	4.5 — 6.0 years	4.5 — 6.0 years	4.0 — 6.0 years
Expected volatility	22.40 — 25.20%	24.80 — 29.60%	25.25 — 45.60%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.69	$6.52	$7.64
SARs	$10.19	$6.36	$5.16
Restricted stock	$36.46	$20.28	$22.42
Total intrinsic value of awards exercised:
Options	$44.4	$10.9	$17.8
SARs	$75.0	$22.4	$24.9
Total share-based liabilities paid	$—	$—	$24.9
Cash received from exercise of options	$42.9	$17.5	$20.8
Income tax benefit related to stock-based compensation	$30.1	$14.2	$0.7
Income tax expense related to the exercise of options, SARs and restricted stock	$—	$5.4	$—

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

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 33,046,665 shares available for grant as of December 31, 2007 before considering any shares that might be issued in satisfaction of our obligations under the LGI Performance Plans, as described below. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

In 2004, our company entered into an option agreement with our Chairman of the Board, pursuant to which our company granted to our Chairman, under the LGI Incentive Plan, options to acquire 1,568,562 shares of LGI Series B common stock at an exercise price per share of $19.26 and 1,568,562 shares of LGI Series C common stock at an exercise price per share of $17.49. These options were fully exercisable immediately; however, our Chairman’s rights with respect to the options and any shares issued upon exercise vest at the rate of 20% per year on each anniversary of the Spin-off Date, provided that our Chairman continues to have a qualifying relationship (whether as a director, officer, employee or consultant) with LGI. If our Chairman ceases to have such a qualifying relationship (subject to certain exceptions for his death or disability or termination without cause), his unvested options will be terminated or LGI will have the right to require our Chairman to sell to our company, at the exercise price of the options, any shares of LGI common stock previously acquired by our Chairman upon exercise of options which have not vested as of the date on which our Chairman ceases to have a qualifying relationship with our company.

As a protective measure in order to avoid the potential application of additional taxes under Section 409A of the Internal Revenue Code of 1986 (Section 409A), we entered into a modification agreement with our Chairman effective December 22, 2005 (the Section 409A Modification Effective Date), to increase the exercise prices of such options, which were not vested as of December 31, 2004. The exercise price per share of our Chairman’s options to acquire 1,568,562 shares of LGI Series B common stock was increased from $19.26 to $20.10, and the exercise price per share of our Chairman’s options to acquire 1,568,562 shares of LGI Series C common stock was increased from $17.49 to $18.26.

On December 22, 2005, we paid our Chairman $2.5 million of consideration equal to the aggregate amount of the increase in the exercise price of Series B Stock and Series C Stock underlying these options. The consideration was paid through a grant under the LGI Incentive Plan of 59,270 restricted shares of LGI Series B common stock and 58,403 restricted shares of LGI Series C common stock using fair market values as of the Section 409A Modification Effective Date. The restriction period with respect to these restricted shares expired or will expire with respect to 40% of the original number of restricted shares on June 7, 2006 and with respect to an additional 20% of the original number of these restricted shares on each June 7 thereafter through 2009.

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
December 31, 2007, 2006 and 2005 — (Continued)

of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.

Our board may grant non-qualified stock options, SARs, restricted shares, stock units or any combination of the foregoing under the LGI Directors Incentive Plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third on the date of the second and third annual meetings of stockholders following the grant date, provided the director continues to serve as director on such date, and expire 10 years after the grant date. The LGI Directors Incentive Plan had 9,545,457 shares available for grant as of December 31, 2007. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

During 2007, the exercise price of certain options granted in 2004 by UGC to two of our current non-employee directors was increased. This repricing was effected in order to comply with the terms of the plan pursuant to which such options were issued. In order to compensate such directors for the decrease in value associated with this repricing, we granted an aggregate 7,862 restricted stock units for LGI Series A common stock and 7,912 restricted stock units for LGI Series C common stock to said directors, under the LGI Directors Incentive Plan. Each restricted stock unit represents a right to receive one share of LGI Series A or Series C common stock, as the case may be. The aggregate grant date fair value of these restricted stock units is equal to the aggregate decrease in value associated with the repricing. All of the restricted stock units vested in full on January 5, 2008.

The Transitional Plan

As a result of the Spin-Off and related adjustments to Liberty Media’s outstanding stock incentive awards, options to acquire shares of LGI Series A, Series B and Series C common stock were issued to LGI International’s directors and employees, Liberty Media’s directors and certain of its employees pursuant to the LGI International Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. No new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan

Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during 2007 in LGI stock awards under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards granted to Liberty Media employees in connection with the Spin-Off and to the then employees of Zonemedia in connection with our January 2005 acquisition of Zonemedia:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	6,748,229	$20.24
Granted	497,253	$37.93
Expired or canceled	(31,470)	$79.36
Forfeited	(67,878)	$21.67
Exercised	(1,251,284)	$18.07

Outstanding at December 31, 2007	5,894,850	$21.90	4.94	$111.8

Exercisable at December 31, 2007	3,663,911	$20.19	4.44	$79.3

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2007	3,066,716	$20.01	4.83	$58.8

Exercisable at December 31, 2007	3,066,716	$20.01	4.83	$58.8

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	9,566,033	$19.11
Granted	497,253	$35.40
Expired or canceled	(31,470)	$75.13
Forfeited	(67,878)	$20.62
Exercised	(1,166,801)	$17.18

Outstanding at December 31, 2007	8,797,137	$20.11	4.94	$154.5

Exercisable at December 31, 2007	6,566,198	$18.98	4.66	$124.9

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series A common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2007	660,189	$21.19
Granted	303,022	$37.75
Expired or canceled	(33,664)	$22.80
Forfeited	(21,239)	$23.03
Released from restrictions	(273,391)	$23.40

Outstanding at December 31, 2007	634,917	$28.00	2.67

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series B common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2007	35,562	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at December 31, 2007	23,708	$22.23	1.42

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series C common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2007	695,235	$20.47
Granted	303,028	$35.17
Expired or canceled	(33,664)	$21.58
Forfeited	(21,239)	$22.17
Released from restrictions	(285,075)	$22.28

Outstanding at December 31, 2007	658,285	$26.34	2.63

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,652,674	$15.54
Granted	590,077	$37.74
Expired or canceled	—	$—
Forfeited	(225,858)	$17.48
Exercised	(2,187,998)	$15.07

Outstanding at December 31, 2007	3,828,895	$19.12	5.68	$58.8

Exercisable at December 31, 2007	932,131	$16.51	5.63	$16.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	5,651,058	$14.78
Granted	590,121	$35.12
Expired or canceled	—	$—
Forfeited	(225,858)	$16.61
Exercised	(2,184,969)	$14.28

Outstanding at December 31, 2007	3,830,352	$18.09	5.68	$54.2

Exercisable at December 31, 2007	933,544	$15.67	5.63	$15.2

At December 31, 2007, total SARs outstanding included 645,108 LGI Series A common stock capped SARs and 645,108 LGI Series C common stock capped SARs and total SARs exercisable included 165,541 LGI Series A common stock capped SARs and 165,541 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of a LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LGI Performance Plans

On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan for our senior executives (the LGI Senior Executive Performance Plan) pursuant to the LGI 2005 Incentive Plan. The aggregate amount of the maximum achievable awards that may be allocated under the LGI Senior Executive Performance Plan is $313.5 million. At December 31, 2007, maximum achievable awards of $302.5 million were allocated to participants in the LGI Senior Executive Performance Plan, including our President and Chief Executive Officer, and certain of our other executive officers. On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the LGI Management Performance Plan and together with the LGI Senior Executive Performance Plan, the LGI Performance Plans) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the LGI Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the LGI Management Performance Plan, as finalized in February 2007, is $86.5 million. At December 31, 2007, the maximum achievable awards under the LGI Management Performance Plan were fully allocated to participants.

The LGI Performance Plans are five-year plans, with a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. At the end of the two-year performance period, each participant may become eligible to receive varying percentages of the maximum achievable award specified for such participant based on achievement of specified compound annual growth rates in consolidated operating cash flow (see note 21), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR).

If OCF CAGR is less than 12%, no participant will be eligible to receive any amount under the LGI Performance Plans. At OCF CAGRs ranging from 12% to 17%, the percentages of the maximum achievable awards that participants will become eligible to receive will range from 50% to 100%, subject to the other requirements of

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

the LGI Performance Plans. The amount of the award initially determined on this basis may be reduced at the discretion of the compensation committee based on an assessment of the participant’s individual job performance during the performance period.

Awards will be paid or will vest during the following three-year period, and will be subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further the compensation committee will have the discretion to reduce the unpaid balance of an award based on an assessment of the participant’s individual job performance during the service period. Awards may be settled in cash, restricted or unrestricted shares of LGI Series A and Series C common stock, or any combination of the foregoing, at the discretion of the compensation committee. Payments will be made or will vest in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009. Participants in the LGI Senior Executive Performance Plan will generally not be eligible to receive any equity incentive awards that would otherwise be granted in 2007 and 2008.

The compensation committee has determined that its current intention is to settle awards earned under the LGI Performance Plans using restricted or unrestricted shares, although it reserves the right to change that determination in the future. In light of the compensation committee’s current intention, we account for awards granted under the LGI Performance Plans pursuant to the provisions of SFAS No. 123(R). The LGI Performance Plans are accounted for as a liability-based plan given that it is intended that a variable number of shares will be issued to settle the fixed obligation that will be determined at the end of the performance period. Compensation expense under the LGI Performance Plans is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the compensation committee could elect at a future date to cash settle all or any portion of vested awards under the LGI Performance Plans. We began recording stock compensation with respect to the LGI Performance Plans on January 1, 2007, the date after which all awards were granted and the date that the requisite vesting periods began.

The LGI Senior Executive Performance Plan provides for the accelerated payment of awards under certain circumstances following the occurrence of specified change in control-type transactions. In the event any such acceleration gives rise to the imposition of certain excise taxes on participants in the LGI Senior Executive Performance Plan who are U.S. tax payers, we have agreed to make additional payments in amounts that are sufficient to fully reimburse such participants for these excise taxes after consideration of all taxes due on the additional payments.

Stock Incentive Plans — Austar Common Stock

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

The participants in the Austar Performance Plan include Austar’s Chief Executive Officer, certain of Austar’s other executive officers and certain of Austar’s key employees. The aggregate amount of the maximum awards under the Austar Performance Plan is AUD 63.8 million ($55.9 million). At December 31, 2007, the maximum achievable awards under the Austar Performance Plan were fully allocated to participants.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

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

The Austar remuneration committee has determined that its current intention is to settle awards earned under the Austar Performance Plan using restricted or unrestricted shares, although it reserves the right to change that determination in the future. In light of the Austar remuneration committee’s current intention, we account for awards granted under the Austar Performance Plan pursuant to the provisions of SFAS No. 123(R). The Austar Performance Plan is accounted for as a liability-based plan given that it is intended that a variable number of shares will be issued to settle the fixed obligation that will be determined at the end of the performance period. Compensation expense under the Austar Performance Plan is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the Austar remuneration committee could elect at a future date to cash settle all or any portion of vested awards under the Austar Performance Plan. Austar began recording stock compensation with respect to the Austar Performance Plan on May 2, 2007, the date that the Austar Performance Plan participants were notified of their awards.

Other Austar Stock Incentive Plans

Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management held Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. As of December 31, 2007, none of the 54,025,795 Class B shares have been converted into ordinary shares, as they are not scheduled to vest until April 2008. During 2006, all of the remaining 20,840,817 Class A shares were converted into ordinary shares. Stock-based compensation expense with respect to these compensatory plans was not significant during 2007 and 2006 and is not expected to be material in the future.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Stock Incentive Plans — Other Subsidiaries

Telenet Option Plan

During periods ended prior to January 1, 2007, Telenet granted Class A and Class B options to certain members of Telenet management. At December 31, 2007, 1,502,824 Class A options and 594,874 Class B options were outstanding with a weighted average exercise price per profit certificate of €5.08 ($7.41) and €6.35 ($9.26), respectively. All of the Class A options and 407,451 of the Class B options were vested at December 31, 2007. Stock-based compensation recorded by Telenet with respect to the Class A and Class B options was €0.5 million ($0.7 million at the average rate for the period) during 2007. In connection with Telenet’s November 19, 2007 capital distribution (see note 13), the number of Class A and Class B options outstanding at that date were increased by 356,824 and 157,627, respectively, and the exercise prices for all then outstanding Class A and Class B options were reduced proportionately so that the fair value of the Class A and Class B options outstanding before and after the capital distribution remained the same for all option holders.

J:COM Stock Option Plans

J:COM has granted options and stock purchase warrants under various plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Options or warrants granted to non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Options or warrants granted to management employees and non-employees vest in four equal installments from date of grant, unless their individual grant agreements provide otherwise. With the exception of the options granted in 2006 and 2007, these options generally expire at dates ranging from August 2010 to August 2012. The 2006 and 2007 options expire in 2026 and 2027, respectively. As of December 31, 2007, J:COM has granted the maximum number of options under existing authorized plans.

A summary of the J:COM Stock Option Plan activity during 2007 is as follows:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — J:COM ordinary shares:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2007	155,941	¥80,030
Granted (a)	243	¥1
Expired or canceled	(11,903)	¥80,996
Forfeited	(930)	¥80,000
Exercised	(37,395)	¥80,353

Outstanding at December 31, 2007	105,956	¥79,625	3.87	¥1,650.3

Exercisable at December 31, 2007	104,107	¥79,955	3.79	¥1,587.1

(a)	The exercise price of these options was significantly below the market price of J:COM common stock on the date of grant.

During 2007, 2006 and 2005, J:COM received cash proceeds of $24.9 million, $13.2 million and $8.5 million, respectively, in connection with the exercise of stock options.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

VTR Phantom SARs Plan

In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a three- or four-year period and expire no later than July 1, 2010. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the compensation committee that administers the VTR Plan. On April 12, 2006, the VTR compensation committee granted a total of 945,000 SARs, each with a base price of CLP 9,503 and a vesting commencement date of January 1, 2006. On June 25, 2007, the VTR compensation committee granted a total of 401,000 SARs, each with a base price of CLP 12,588, and a vesting commencement date of January 1, 2007. As the outstanding SARs under this plan currently must be settled in cash, we use the liability method to account for the VTR phantom SARs.

A summary of the VTR Plan activity during 2007 is as follows:

		Weighted		Weighted average
	Number of	average		remaining	Aggregate
SARs — VTR common stock:	shares	base price		contractual term	intrinsic value
				in years	in millions

Outstanding at January 1, 2007	643,000	CLP	9,503
Granted	401,000	CLP	12,588
Expired or canceled	—	CLP	—
Forfeited	(81,458)	CLP	9,629
Exercised	(49,250)	CLP	9,503

Outstanding at December 31, 2007 (a)	913,292	CLP	10,846	2.0	CLP	5,592.7

Exercisable at December 31, 2007	387,119	CLP	10,563	2.0	CLP	2,480.3

(a)	The fair value of these awards at December 31, 2007 was calculated using an expected volatility of 25.0%, an expected life of 2.0 years and a risk-free return of 6.27%. In addition, we were required to estimate the fair value of VTR common stock at December 31, 2007. The fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the updated fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, certain of our directors, executive officers and officers, and one of our employees, hold an aggregate of 564,843 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 2.8% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness, net of the value of certain assets, that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Synthetic Option Plan are fully vested and expire between 2009 and 2011. Assuming expected volatility of 100%, a risk-free interest rate of approximately 3.2% and a weighted average expected life of 2.8 years, we calculated an aggregate fair value for

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

these synthetic options of $5.8 million as of December 31, 2007. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

(15)	Related Party Transactions

Prior to the LGI Combination, Liberty Media may have been deemed to be an affiliate of LGI International by virtue of our Chairman of the Board’s voting power in Liberty Media and LGI International, as well as his positions as Chairman of the Board of Liberty Media and Chairman of the Board, Chief Executive Officer and President of LGI International, and the fact that six of LGI International’s eight directors were also directors of Liberty Media. As a result of (i) the dilution of our Chairman’s voting power, (ii) his ceasing to be our Chief Executive Officer and President and (iii) the reduction in the number of common directors between LGI and Liberty Media that occurred in connection with the June 15, 2005 LGI Combination, we believe that Liberty Media is no longer an affiliate of our company. Accordingly, transactions with Liberty Media or its subsidiaries that occurred after the LGI Combination are not disclosed below.

In connection with the Spin-Off, we entered into certain agreements with Liberty Media, pursuant to which Liberty Media allocated administrative, facilities and aircraft costs to our company. Most of the intercompany amounts owed to Liberty Media as a result of these arrangements at the Spin-Off Date were contributed to our equity in connection with the Spin-Off. Amounts allocated to our company pursuant to these arrangements through the date of the LGI Combination were considered to be related party transactions. Other agreements between our company and Liberty Media that were entered into in connection with the Spin-Off include the Reorganization Agreement, which is described below, and the Tax Sharing Agreement, which is described in note 12.

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin-Off, the issuance of LGI International stock options upon adjustment of certain Liberty Media stock incentive awards and the allocation of responsibility for LGI International and Liberty Media stock incentive awards, cross indemnities and other matters. Such cross indemnities are designed to make (i) our company responsible for all liabilities related to the businesses of our company prior to the Spin-Off, as well as for all liabilities incurred by our company following the Spin-Off, and (ii) Liberty Media responsible for all of our potential liabilities that are not related to our businesses, including, for example, liabilities arising as a result of our company having been a subsidiary of Liberty Media.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Our related party transactions consist of the following:

	Year ended December 31,
	2007	2006	2005
	in millions

Revenue earned from related parties of:
J:COM (a)	$52.8	$54.4	$52.3
LGI and consolidated subsidiaries other than J:COM (b)	9.9	2.1	6.6

Total LGI	$62.7	$56.5	$58.9

Operating expenses charged by related parties of:
J:COM (c)	$51.8	$55.0	$73.6
LGI and consolidated subsidiaries other than J:COM (d)	25.4	20.0	18.4

Total LGI	$77.2	$75.0	$92.0

SG&A expenses charged by related parties of:
J:COM (e)	$11.8	$11.4	$13.5
LGI and consolidated subsidiaries other than J:COM (f)	(0.5)	—	1.5

Total LGI	$11.3	$11.4	$15.0

Interest expense charged by related parties of:
J:COM (g)	$12.0	$10.1	$9.5
LGI and consolidated subsidiaries other than J:COM	—	—	0.2

Total LGI	$12.0	$10.1	$9.7

Interest and other income recognized from related parties of LGI and consolidated subsidiaries	$0.9	$0.9	$2.2

Capital lease additions — related parties of J:COM (h)	$157.5	$142.7	$144.3

(a)	J:COM provides programming, construction, management and distribution services to its managed affiliates. In addition, J:COM sells construction materials to such affiliates, provides distribution services to other LGI affiliates and receives distribution fees from SC Media, a subsidiary of Sumitomo. See note 5.

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with two subsidiaries of Sumitomo and (iii) paid monthly fees to an equity method affiliate during 2005 for broadband Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to the Sumitomo entities, as described in (c) above.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(f)	The 2007 amount represents the reimbursement of marketing and director fees from an equity affiliate of Austar. The 2005 amount includes administrative, facility and aircraft allocations from Liberty Media through the June 15, 2005 date of the LGI Combination. We believe such allocated amounts to be reasonable.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from the aforementioned Sumitomo entities. At December 31, 2007 and 2006, capital lease obligations of J:COM aggregating ¥46.0 billion ($411.5 million) and ¥41.5 billion ($371.2 million), respectively, were owed to these Sumitomo entities.

Certain of J:COM’s equity method affiliates deposit excess funds with J:COM. The aggregate amount owed by J:COM to these equity method affiliates at December 31, 2007 was ¥3,536.0 million ($31.6 million) and is included in other accrued and current liabilities in our consolidated balance sheet.

As discussed in more detail in notes 4 and 5, on July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007.

On December 31, 2006, we sold our 100% interest in UPC Belgium to Telenet, an equity method affiliate at that date. For additional information, see note 5.

As discussed in more detail in note 4, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41.9 million at the transaction date) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.

(16)	Transactions with Officers and Directors

O3B Networks Limited

On January 4, 2008, we subscribed for and purchased a convertible preferred equity interest in O3B Networks Limited (O3B), a start-up company headquartered in Jersey, United Kingdom, that plans to engage in a satellite-based data backhaul business. We paid an aggregate of €3.5 million ($5.2 million at the transaction date) to O3B for the preferred interest, which represented approximately 6.7% of O3B’s outstanding common shares (calculated on an as converted basis) immediately following the acquisition. We also have the right, prior to June 30, 2008, to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €5.2 million ($7.6 million), at the same price per share as our initial investment. O3B has the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million ($15.2 million) (less any amounts paid pursuant to our investment right described above), also at the same price per share as our initial investment. Immediately following our investment in O3B, one of our directors, who is a founder of O3B, owned an approximate 11.0% common interest in O3B, another director owned an approximate 0.6% common interest in O3B, which he acquired from the other founder of O3B, and the other founder of O3B, who is unrelated to us, owned an approximate 81.7% common interest in O3B. The ownership percentages for our directors set forth above are calculated on an as converted basis with respect to our preferred interest.

VLG Acquisition Corp.

Prior to March 2, 2005, Liberty Media owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owned a 50% interest in Cablevisión, the largest cable television

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty Media nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. A former executive officer and an officer of one of our subsidiaries, each of whom was then an officer of LGI International, were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27.5 million to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).

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

Other

For a description of certain transactions involving stock options held by our Chairman of the Board and certain of our directors, see note 14.

(17)	Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2007 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	in millions

Restructuring liability as of January 1, 2007	$14.3	$11.4	$25.8	$1.6	$53.1
Restructuring charges (credits)	14.7	7.6	(0.3)	0.2	22.2
Cash paid	(18.7)	(3.2)	(4.3)	(1.5)	(27.7)
Acquisitions and other	(2.2)	(0.3)	—	(0.2)	(2.7)
Foreign currency translation adjustments	0.6	1.4	0.1	—	2.1

Restructuring liability as of December 31, 2007	$8.7	$16.9	$21.3	$0.1	$47.0

Short-term portion	$6.8	$4.0	$4.5	$0.1	$15.4
Long-term portion	1.9	12.9	16.8	—	31.6

Total	$8.7	$16.9	$21.3	$0.1	$47.0

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Our 2007 restructuring charges include (i) €6.3 million ($8.6 million at the average exchange rate during the period) related primarily to the cost of terminating certain employees in connection with integration of our business-to-business (B2B) and broadband communications operations in the Netherlands and (ii) €4.5 million ($6.2 million at the average exchange rate during the period) related primarily to the cost of terminating certain employees in connection with the restructuring of our broadband communications operations in Ireland.

A summary of changes in our restructuring liabilities during 2006 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	in millions

Restructuring liability as of January 1, 2006	$14.1	$13.4	$30.3	$9.4	$67.2
Restructuring charges (credits):	15.7	1.0	(1.0)	(0.7)	15.0
Cash paid	(19.6)	(4.8)	(5.8)	(5.9)	(36.1)
Acquisitions and other	2.8	0.4	1.5	(1.0)	3.7
Foreign currency translation adjustments	1.3	1.4	0.8	(0.2)	3.3

Restructuring liability as of December 31, 2006	$14.3	$11.4	$25.8	$1.6	$53.1

Short-term portion	$11.2	$2.7	$4.5	$1.6	$20.0
Long-term portion	3.1	8.7	21.3	—	33.1

Total	$14.3	$11.4	$25.8	$1.6	$53.1

Our 2006 restructuring charges include €8.6 million ($10.8 million at the average exchange rate during the period) related primarily to the cost of terminating certain employees in connection with the integration of our broadband communications operations in Ireland.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

A summary of changes in our restructuring liabilities during 2005 is set forth in the table below:

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

(18)	Defined Benefit Plans

Certain of our indirect subsidiaries in Europe and Japan maintain various funded and unfunded defined benefit pension plans for their employees. Annual service cost for these employee benefit plans is determined using the projected unit credit actuarial method. The subsidiaries that maintain funded plans have established investment policies for assets. The investment strategies are long-term in nature and designed to meet the following objectives:

•	Ensure that funds are available to pay benefits as they become due;

•	Maximize the trusts total returns subject to prudent risk taking; and

•	Preserve or improve the funded status of the trusts over time.

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

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The following is a summary of the funded status of the pension plans:

	Year ended
	December 31,
	2007	2006
	in millions

Projected benefit obligation at beginning of period	$193.4	$159.8
Acquisitions (a)	28.8	17.6
Service cost	17.6	10.8
Interest cost	9.0	6.1
Actuarial gain	(17.5)	(5.2)
Participants’ contributions	7.3	5.6
Benefits paid	(25.1)	(15.5)
Effect of change in exchange rates	18.1	14.2
Other	1.4	—

Projected benefit obligation at end of period	$233.0	$193.4

Accumulated benefit obligation at end of period	$220.9	$184.4

Fair value of plan assets at beginning of period	$145.3	$116.1
Acquisitions (a)	27.6	8.3
Actual return on plan assets	2.9	7.3
Group contributions	15.8	12.5
Participants’ contributions	7.3	5.6
Benefits paid	(20.6)	(15.0)
Effect of change in exchange rates	14.4	10.5

Fair value of plan assets at end of period	$192.7	$145.3

Net liability in the balance sheet	$40.3	$48.1

(a)	The 2007 amounts primarily relate to Telenet. The 2006 amounts primarily relate to the October 2005 Cablecom acquisition and include purchase accounting adjustments recorded during 2006 to increase Cablecom’s projected benefit obligation and fair value of plan assets.

The change in the amount of net actuarial gain not yet recognized as a component of net periodic pension costs during 2007 is as follows:

	Before-tax		Net-of-tax
	amount	Tax expense	amount
	in millions

Balance at January 1, 2007	$8.5	$(0.9)	$7.6
Change in net actuarial gain	12.8	(0.2)	12.6
Amount recognized as a component of earnings	(0.3)	—	(0.3)

Balance at December 31, 2007	$21.0	$(1.1)	$19.9

We expect that the amount of net actuarial gain to be recognized in our 2008 consolidated statement of operations will not be significant.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Actuarial Assumptions

The measurement date used to determine pension plan assumptions was December 31 for each of 2007 and 2006. The actuarial assumptions used to compute the net periodic pension cost are based on information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the subsidiaries must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets and expected future cost increases.

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

The weighted average assumptions used in determining benefit obligations are as follows:

	December 31,
	2007	2006

Expected rate of salary increase	2.37%	2.14%
Discount rate	4.03%	3.09%
Return on plan assets	4.74%	4.56%

The components of net periodic pension cost recorded in our consolidated statements of operations are as follows:

	Year ended
	December 31,
	2007	2006
	in millions

Service cost	$17.6	$10.8
Interest cost	9.0	6.1
Expected return on plan assets	(9.6)	(5.8)
Other	1.1	—

Net periodic pension cost	$18.1	$11.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The allocation of the assets of the funded plans is as follows:

	December 31,
	2007	2006

Debt securities	32%	43%
Equity securities	30%	39%
Guarantee investment contracts	18%	—
Real estate	7%	9%
Other	13%	9%

	100%	100%

The weighted average target asset mix established for the funded plans is as follows:

Debt securities	38%
Equity securities	30%
Guarantee investment contracts	18%
Real estate	8%
Other	6%

100%

Our subsidiaries’ contributions to their respective pension plans in 2008 are expected to aggregate $13.5 million. The expected benefits to be paid with respect to pensions as of December 31, 2007 were as follows (in millions):

2008	$5.4
2009	$6.3
2010	$7.1
2011	$6.4
2012	$9.1
2013 - 2017	$52.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(19)	Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our company’s consolidated balance sheets and statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on securities classified as available-for-sale, unrealized gains and losses on cash flow hedges and pension related adjustments. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign		Unrealized
	currency	Unrealized	gains (losses)	Pension	Accumulated other
	translation	gains (losses)	on cash	related	comprehensive
	adjustments	on securities	flow hedges	adjustments	earnings (loss)
			in millions

Balance at January 1, 2005	$(43.1)	$57.1	$—	$—	$14.0
Other comprehensive earnings (loss)	(244.6)	(37.1)	4.8	—	(276.9)

Balance at December 31, 2005	(287.7)	20.0	4.8	—	(262.9)
Other comprehensive earnings (loss)	406.8	19.5	(1.2)	—	425.1
Adjustment to initially adopt SFAS 158, net of taxes (note 3)	—	—	—	7.6	7.6

Balance at December 31, 2006	119.1	39.5	3.6	7.6	169.8
Other comprehensive earnings (loss)	686.8	(3.7)	(6.7)	12.3	688.7

Balance at December 31, 2007	$805.9	$35.8	$(3.1)	$19.9	$858.5

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The components of other comprehensive earnings (loss) are reflected in our company’s consolidated statements of comprehensive earnings (loss), net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our statements of operations:

	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
	in millions

Year ended December 31, 2005:
Foreign currency translation adjustments	$(236.8)	$(7.2)	$(244.0)
Unrealized losses on securities	(58.6)	21.7	(36.9)
Unrealized gains on cash flow hedges	4.8	—	4.8
Other	—	(0.8)	(0.8)

Other comprehensive earnings (loss)	$(290.6)	$13.7	$(276.9)

Year ended December 31, 2006:
Foreign currency translation adjustments	$404.7	$2.1	$406.8
Unrealized gains on securities	30.5	(11.0)	19.5
Unrealized losses on cash flow hedges	(1.2)	—	(1.2)

Other comprehensive earnings (loss)	$434.0	$(8.9)	$425.1

Year ended December 31, 2007:
Foreign currency translation adjustments	$692.9	$(6.1)	$686.8
Unrealized losses on securities	(5.7)	2.0	(3.7)
Unrealized losses on cash flow hedges	(12.0)	5.3	(6.7)
Pension related adjustments	12.3	—	12.3

Other comprehensive earnings	$687.5	$1.2	$688.7

(20)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of December 31, 2007, the U.S. dollar equivalents (based on December 31, 2006 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during
	2008	2009	2010	2011	2012	Thereafter	Total
	in millions

Operating leases	$174.9	$129.5	$103.2	$63.8	$45.3	$133.9	$650.6
Programming, satellite and other purchase obligations	277.9	108.7	43.5	15.3	9.3	33.3	488.0
Other commitments	24.9	9.8	8.4	5.8	4.3	291.3	344.5

	$477.7	$248.0	$155.1	$84.9	$58.9	$458.5	$1,483.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Programming commitments consist of obligations associated with certain of our programming, studio output, and sports right contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium movie and sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2014, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.

Other commitments relate primarily to Telenet’s fixed minimum commitments in years 21 through 50 of its agreements with the PICs, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. For a further description of Telenet’s commitments with respect to its agreements with the PICs, see note 10.

In addition to the commitments set forth in the table above, we have commitments under derivative instruments and agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Rental expense under non-cancelable operating lease arrangements amounted to $157.0 million, $120.8 million and $119.9 million in 2007, 2006 and 2005, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense for matching contributions under the various defined contribution employee benefit plans was $24.2 million, $17.5 million and $13.0 million in 2007, 2006 and 2005, respectively.

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

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. We have reflected the $3.0 million fair value of this put option at December 31, 2007 in other current liabilities in our consolidated balance sheet.

The minority owner of Sport 1 Holding Zrt (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport1 to one of our subsidiaries each year between January 1 and January 31, commencing 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport 1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After such three month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash. At December 31, 2007, the fair value of the Sport 1 interest subject to the put and call rights was not significant.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at December 31, 2007. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

As further described in note 16, O3B has the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million ($15.2 million).

Guarantees and Other Credit Enhancements

At December 31, 2007, J:COM guaranteed ¥7.9 billion ($70.7 million) of the debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2008 to 2014.

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

Legal Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an IPO, as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the district court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the Shareholders Agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed an appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal is not dismissed by the Supreme Court.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. We expect the plaintiffs to appeal the District Court’s decision to the Court of Appeals.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision has been recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. We have not adjusted the provision as a result of the December 19, 2007 District Court decision in the 2006 Cignal Action, because we expect the plaintiffs to appeal that decision.

Class Action Lawsuits Relating to the LGI Combination — In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International of the agreement and plan of merger for the combination of the two companies under LGI (the LGI Combination). The defendants named in these actions include UGC, former directors of UGC, and LGI International. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in that court pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Chancery Court was formally advised that the parties have reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to the plaintiff’s counsel). A stipulation of settlement setting forth the terms of the settlement and release of claims was filed with the Delaware Chancery Court on February 20, 2008. The stipulation of settlement is subject to customary conditions, including Court approval following notice to class members and a hearing by the Court to determine the fairness, adequacy and reasonableness of the settlement, and entry of an agreed upon final judgment. If the Court determines not to approve the settlement, the stipulation of settlement will terminate. In light of our binding agreement to settle this litigation, we recorded a provision of $25 million during the fourth quarter of 2007, representing our estimate of the loss that we expect to incur upon the ultimate resolution of this matter.

Telenet Partner Network Negotiations — At December 31, 2007, Telenet provided services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs (as further described in note 10), with the networks owned by Telenet accounting for approximately 70% of the aggregate homes passed by the combined networks and the Telenet Partner Network accounting for the remaining 30%. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet is seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions were complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Telenet learned that the PICs intended to launch certain digital interactive services in breach of Telenet’s exclusive right to provide point-to-point services on the Telenet Partner Network and therefore lodged summary proceedings with the President of the Court of First Instance of Brussels to protect its rights. On July 5, 2007, the President issued an injunction, prohibiting the PICs from offering video-on-demand and other interactive services on the Telenet Partner Network. The PICs appealed the court decision on July 28, 2007. If the appeal were to be determined in a manner unfavorable to Telenet, Telenet’s operations and revenue are likely to be adversely affected, although the extent of such adverse effect is difficult to predict at this time.

On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet for purchase consideration of €170 million ($247.9 million). Among other matters, the agreement-in-principle provides that the PICs would remain the legal owners of the cable network, and that Telenet would receive full rights to use the network under a long-term lease for a period of 38 years via a user right in rem, for which it will pay annual fees in addition to the fees payable under the existing structure. It is also provided that the PICs will afterwards be able to use limited bandwidth for certain public interest services.

On December 26, 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, lodged summary proceedings with the President of the Court of First Instance of Antwerp with a view to obtaining a provisional injunction preventing the PICs from effecting the agreement-in-principle. Belgacom’s claim is based on the allegation that the PICs should have organized a market consultation prior to entering into the

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

agreement-in-principle. The PICs are challenging this allegation, and Telenet intervened in this litigation in order to protect its interests. Oral pleadings have been scheduled for February 12, 2008 and a decision should be rendered in March 2008. Belgacom also sent a letter expressing their interest in making a competing offer to the PICs and have started a procedure on the merits claiming the annulment of the agreement-in-principle. This procedure is expected to last for years.

In parallel, Belgacom filed a complaint with the Government Commissioner who needs to make a decision whether the Board approvals of the PICs of the agreement-in principle should be suspended. This decision is expected by the beginning of March. Furthermore, Belgacom also initiated a suspension and annulment procedure before the Council of State against these Board approvals. The outcome of the suspension procedure is expected in the coming months. The final judgment in the annulment case is expected to take more than one year.

No assurance can be given as to the outcome of the various Belgacom proceedings or whether Telenet will be able to enter into a definitive agreement with the PICs on the terms mentioned above, on a timely basis, or at all. To the extent that Telenet cannot conclude its negotiations with the PICs on satisfactory terms and Telenet has exhausted other means to resolve network congestion issues, it is possible that certain areas on the Telenet Partner Network would over time begin to experience congestion, resulting in a deterioration in the quality of service that Telenet would be able to provide to its subscribers and possible damage to Telenet’s reputation and its ability to maintain or increase revenue and subscribers in the affected areas.

The Netherlands Regulatory Developments — On September 28, 2005, the Dutch competition authority, NMA, informed UPC Nederland BV (UPC NL), our Dutch subsidiary, that it had closed its investigation with respect to the price increases for UPC NL’s analog cable services in 2003-2005. The NMA concluded that the price increases were not excessive and therefore UPC NL did not abuse what NMA views as UPC NL’s dominant position in the analog cable services market. Royal KPN NV (KPN), the incumbent telecommunications operator in the Netherlands, submitted an appeal of the NMA decision. The NMA rejected the appeal of KPN by declaring the appeal inadmissible on April 7, 2006. On May 3, 2006, UPC NL was informed that KPN had filed an appeal against the NMA decision with the Administrative Court (of Rotterdam). On February 6, 2007, the Administrative Court declared KPN’s appeal of the NMA decision of September 2005 admissible. The NMA appealed the Administrative Court’s decision and UPC NL joined NMA in its appeal. In December 2007, KPN withdrew its appeal and the case was subsequently closed.

As part of the process of implementing certain directives promulgated by the European Union (EU) in 2003, the Dutch national regulatory authority (OPTA) analyzed eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA analyzed market 18 (wholesale market for video services) and an additional 19th market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006, OPTA announced that UPC NL has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 included the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. The OPTA decision with respect to market 19 expired on March 17, 2007.

UPC NL appealed the OPTA decisions on April 28, 2006 with the highest administrative court. On July 24, 2007, the court rendered its decision with respect to the appeal, whereby the court annulled the OPTA decision in relation to market 18 because OPTA was not able to demonstrate that the remedies were proportionate. On December 21, 2007, OPTA issued a new decision in relation to market 18, which decision became effective on January 1, 2008. This decision imposes exactly the same obligation on UPC NL as the previous decision while at the same time purporting to address the proportionality concerns of the court. In January 2008, UPC NL filed an appeal against this new decision.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

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

Other — In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees and (iv) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband Internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other B2B communications services. At December 31, 2007, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our other Central and Eastern Europe segment includes our operating segments in Czech Republic, Poland, Romania, Slovak Republic and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar and other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina, and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

As further discussed in notes 4 and 5, we sold UPC Belgium to Telenet on December 31, 2006, and we began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. As a result, we began reporting a new segment as of January 1, 2007 that includes Telenet from the January 1, 2007 consolidation date and UPC Belgium for all periods presented. The new reportable segment is not a part of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the transfer of UPC Belgium to the Telenet segment.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Year ended December 31,
	2007		2006		2005
		Operating		Operating		Operating
	Revenue	cash flow	Revenue	cash flow	Revenue	cash flow
	in millions

Performance Measures
UPC Broadband Division:
The Netherlands	$1,060.6	$556.5	$923.9	$451.9	$857.3	$446.9
Switzerland	873.9	419.3	771.8	353.7	122.1	43.6
Austria	503.1	237.5	420.0	195.7	329.0	165.7
Ireland	307.2	104.7	262.6	79.9	188.1	58.9

Total Western Europe	2,744.8	1,318.0	2,378.3	1,081.2	1,496.5	715.1

Hungary	377.1	189.9	307.1	145.3	281.4	123.4
Other Central and Eastern Europe	806.1	404.0	574.0	264.4	368.5	168.0

Total Central and Eastern Europe	1,183.2	593.9	881.1	409.7	649.9	291.4

Central and corporate operations	11.1	(237.8)	17.9	(206.2)	3.3	(203.6)

Total UPC Broadband Division	3,939.1	1,674.1	3,277.3	1,284.7	2,149.7	802.9
Telenet (Belgium)	1,291.3	597.1	43.8	24.1	40.1	21.5
J:COM (Japan)	2,249.5	911.6	1,902.7	738.6	1,662.1	636.3
VTR (Chile)	634.9	249.2	558.9	198.5	444.2	151.5
Corporate and other	975.7	135.8	772.3	90.3	266.0	(24.6)
Intersegment eliminations	(87.2)	—	(71.1)	—	(44.8)	—

Total consolidated LGI	$9,003.3	$3,567.8	$6,483.9	$2,336.2	$4,517.3	$1,587.6

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Year ended December 31,
	2007	2006	2005
	in millions

Total segment operating cash flow	$3,567.8	$2,336.2	$1,587.6
Stock-based compensation expense	(193.4)	(70.0)	(59.0)
Depreciation and amortization	(2,493.1)	(1,884.7)	(1,274.0)
Provisions for litigation	(171.0)	—	—
Impairment, restructuring and other operating charges, net	(43.5)	(29.2)	(4.5)

Operating income	666.8	352.3	250.1
Interest expense	(982.1)	(673.4)	(396.1)
Interest and dividend income	115.3	85.4	76.8
Share of results of affiliates, net	33.7	13.0	(23.0)
Realized and unrealized gains (losses) on financial and derivative instruments, net	(38.7)	(347.6)	310.0
Foreign currency transaction gains (losses), net	20.5	236.1	(209.2)
Other-than-temporary declines in fair values of investments	(212.6)	(13.8)	(3.4)
Losses on extinguishment of debt	(112.1)	(40.8)	(33.7)
Gains on disposition of assets, net	557.6	206.4	115.2
Other income (expense), net	1.3	12.2	(0.6)

Earnings (loss) before income taxes, minority interests and discontinued operations	$49.7	$(170.2)	$86.1

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Investments in affiliates		Long-lived assets		Total assets
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
	in millions

UPC Broadband Division:
The Netherlands	$—	$0.1	$3,009.6	$3,013.5	$3,101.6	$3,105.5
Switzerland	31.1	30.8	4,088.9	3,907.6	4,441.2	4,867.6
Austria	—	—	1,355.4	1,232.4	1,410.2	1,273.6
Ireland	—	—	759.4	651.9	801.4	691.0

Total Western Europe	31.1	30.9	9,213.3	8,805.4	9,754.4	9,937.7

Hungary	—	—	860.7	812.0	914.6	851.9
Other Central and Eastern Europe	—	0.6	2,328.9	2,062.1	2,459.4	2,190.5

Total Central and Eastern Europe	—	0.6	3,189.6	2,874.1	3,374.0	3,042.4

Central and corporate operations	—	21.6	283.9	269.7	2,577.2	1,743.9

Total UPC Broadband Division	31.1	53.1	12,686.8	11,949.2	15,705.6	14,724.0
Telenet (Belgium)	—	—	4,632.2	—	5,127.2	—
J:COM (Japan)	174.5	20.7	6,013.6	5,347.2	6,808.6	5,912.6
VTR (Chile)	2.4	—	1,134.8	1,059.5	1,483.5	1,347.4
Corporate and other	180.6	988.9	1,456.5	1,479.0	3,493.7	3,585.3

Total consolidated LGI	$388.6	$1,062.7	$25,923.9	$19,834.9	$32,618.6	$25,569.3

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments are set forth below:

	Year ended December 31,
	2007	2006	2005
	in millions

Capital Expenditures
UPC Broadband Division:
The Netherlands	$201.6	$197.1	$166.1
Switzerland	210.9	178.8	27.0
Austria	76.9	52.0	50.4
Ireland	127.9	79.4	48.4

Total Western Europe	617.3	507.3	291.9

Hungary	68.4	73.5	70.8
Other Central and Eastern Europe	236.1	145.0	84.4

Total Central and Eastern Europe	304.5	218.5	155.2

Central and corporate operations	147.0	96.3	87.5

Total UPC Broadband Division	1,068.8	822.1	534.6
Telenet (Belgium)	237.6	4.5	4.1
J:COM (Japan)	395.5	416.7	358.8
VTR (Chile)	157.7	138.2	98.6
Corporate and other	174.9	126.4	50.1

Total consolidated LGI	$2,034.5	$1,507.9	$1,046.2

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2007	2006	2005
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$1,060.6	$923.9	$857.3
Switzerland	873.9	771.8	122.1
Austria	503.1	420.0	329.0
Ireland	307.2	262.6	188.1
Hungary	377.1	307.1	281.4
Romania	237.2	187.4	67.2
Poland	229.3	169.7	135.8
Czech Republic	226.8	137.9	101.4
Slovak Republic	62.1	48.8	39.5
Slovenia	50.7	30.2	24.6
Central and corporate operations (a)	11.1	17.9	3.3

Total UPC Broadband Division	3,939.1	3,277.3	2,149.7
Belgium	1,291.3	43.8	40.1
Chellomedia (b)	361.5	254.8	130.2

Total Europe	5,591.9	3,575.9	2,320.0

Japan	2,249.5	1,902.7	1,662.1

The Americas:
Chile	634.9	558.9	444.2
Other (c)	139.7	140.9	135.8

Total — The Americas	774.6	699.8	580.0

Australia	474.5	376.6	—

Intersegment eliminations	(87.2)	(71.1)	(44.8)

Total consolidated LGI	$9,003.3	$6,483.9	$4,517.3

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands. The revenue reported by the UPC Broadband Division’s central and corporate operations primarily relates to transitional services provided to the buyers of certain of our discontinued operations pursuant to agreements that expired at various dates in 2007.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2007	2006
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$3,009.6	$3,013.5
Switzerland	4,088.9	3,907.6
Austria	1,355.4	1,232.4
Ireland	759.4	651.9
Hungary	860.7	812.0
Romania	690.4	632.2
Poland	416.1	369.8
Czech Republic	921.7	826.1
Slovak Republic	139.9	125.7
Slovenia	160.8	108.3
Central and corporate operations (a)	283.9	269.7

Total UPC Broadband Division	12,686.8	11,949.2
Belgium	4,632.2	—
Chellomedia (b)	494.7	372.0

Total Europe	17,813.7	12,321.2

Japan	6,013.6	5,474.2

The Americas:
U.S. (c)	91.2	70.2
Chile	1,134.8	1,059.5
Other (d)	380.6	394.8

Total — The Americas	1,606.6	1,524.5

Australia	490.0	515.0

Total consolidated LGI	$25,923.9	$19,834.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Primarily represents the assets of our corporate category.

(d)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.
(See note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005 — (Continued)

(22)	Quarterly Financial Information (Unaudited)

	2007
	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	in millions, except per share amounts

Revenue	$2,106.0	$2,180.6	$2,255.3	$2,461.4

Operating income	$181.8	$210.2	$86.8	$188.0

Net earnings (loss)	$(136.1)	$(129.7)	$40.4	$(197.2)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$(0.35)	$(0.34)	$0.11	$(0.54)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$(0.35)	$(0.34)	$0.10	$(0.54)

	2006
	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	in millions, except per share amounts

Revenue	$1,489.3	$1,590.2	$1,622.6	$1,781.8

Operating income	$90.5	$93.5	$115.0	$53.3

Earnings (loss) from continuing operations	$54.4	$(184.3)	$(172.9)	$(31.2)

Net earnings (loss)	$268.2	$24.2	$445.0	$(31.2)

Basic earnings (loss) from continuing operations per share — Series A, Series B and Series C common stock (note 2)	$0.12	$(0.40)	$(0.40)	$(0.08)

Diluted earnings (loss) from continuing operations per share — Series A, Series B and Series C common stock (note 2)	$0.09	$(0.40)	$(0.40)	$(0.08)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$0.57	$0.05	$1.03	$(0.08)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$0.52	$0.05	$1.03	$(0.08)

PART III

Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2008.

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

We intend to file our definitive proxy statement for our 2008 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2008.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

			Number of
			securities
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights (1)(2)	and rights (1)(2)	first column)

Equity compensation plans approved by security holders:
Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006)
LGI Series A common stock	4,599,272	$25.71	33,046,665	(6)
LGI Series B common stock	1,568,562	$20.10
LGI Series C common stock	6,215,415	$22.80
Liberty Global, Inc. 2005 Non-employee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (3)
LGI Series A common stock	197,576	$28.03	9,545,457	(7)
LGI Series B common stock	—	$—
LGI Series C common stock	197,576	$26.65
Liberty Media International, Inc. Transitional Stock Adjustment Plan (3)(4)
LGI Series A common stock	418,724	$17.51
LGI Series B common stock	1,498,154	$19.92
LGI Series C common stock	1,835,181	$17.81	—
UGC Plans (5)
LGI Series A common stock	4,508,173	$15.79
LGI Series B common stock	—	$—
LGI Series C common stock	4,379,317	$15.19	—
Equity compensation plans not approved by security holders:
None	—		—

Totals
LGI Series A common stock	9,723,745

LGI Series B common stock	3,066,716

LGI Series C common stock	12,627,489		42,592,122	(6)(7)

(1)	This table includes stock appreciation rights (SARs) with respect to 3,828,895 and 3,830,352 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of

III-2

LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2007 and excluding any related tax effects, 1,501,381 and 1,480,301 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2007. For further information, see note 14 to our consolidated financial statements.

(2)	In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards with respect to LGI common stock.

(3)	Prior to LGI International’s spin off from Liberty Media, Liberty Media approved each of the non-employee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LGI International.

(4)	The transitional plan was adopted in connection with LGI International’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(5)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in the LGI Combination. No additional awards will be made under these plans.

(6)	The incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50,000,000 shares (of which no more than 25,000,000 shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2007, an aggregate of 33,046,665 shares of common stock were available for issuance pursuant to the incentive plan (of which no more than 23,372,168 may consist of LGI Series B shares).

(7)	The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10,000,000 shares (of which no more than 5,000,000 shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2007, an aggregate of 9,545,457 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than 5,000,000 shares may consist of LGI Series B shares).

III-3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-54 of this Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
LGI Condensed Balance Sheets as of December 31, 2007 and 2006 (Parent Company Only)	IV-9
LGI Condensed Statements of Operations for the year ended December 31, 2007 and 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-10
LGI Condensed Statements of Cash Flows for the year ended December 31, 2007 and 2006 and for the six months ended December 31, 2005 (Parent Company Only)	IV-11
LGI International Condensed Statements of Operations for the six months ended June 30, 2005 (Parent Company Only)	IV-12
LGI International Condensed Statements of Cash Flows for the six months ended June 30, 2005 (Parent Company Only)	IV-13
Schedule II — Valuation and Qualifying Accounts	IV-14
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
SC Media & Commerce Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-15
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	IV-16
Consolidated Statements of Operations for the six months ended June 30, 2007 and the years ended December 31, 2006, and 2005	IV-18
Consolidated Statements of Comprehensive Income for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005	IV-19
Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005	IV-20
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005	IV-21
Notes to Consolidated Financial Statements	IV-23
Telenet Group Holding NV
Report of Independent Auditors	IV-50
Consolidated Balance Sheets as of December 31, 2006 and 2005	IV-51
Consolidated Income Statements for the years ended December 31, 2006 and 2005	IV-52
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006 and 2005	IV-53
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	IV-54
Notes to Consolidated Financial Statements	IV-55

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.5	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006).
4.6	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.7	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).
4.8	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).
4.9	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).

4.10	Amendment Letter, dated April 16, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.11	Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (the May 10, 2007 10-Q)).
4.12	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).
4.13	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.14	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
4.15	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and November 19, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed October 10, 2007 (File No. 000-51360)).
4.16	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 19, 2005 (File No. 000-51360).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).

10.6	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LGI international, Inc., fka Liberty Media International, Inc., the predecessor issuer to the Registrant (LGI International)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LGI International’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.7	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.8	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.9	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.10	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.11	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.12	Form of Restricted Share Units Agreement under the Director Plan for April 20, 2007 grants to directors of the Registrant, John Dick and Paul Gould. *
10.13	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.14	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.15	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.16	Liberty Global, Inc. 2007 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed March 2, 2007 (File No. 000-51360)).
10.17	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LGI International’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.18	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.19	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.20	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).
10.21	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC Annual Report on Form 10-K, filed March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K)).

10.22	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).
10.23	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.24	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director (incorporated by reference to Exhibit 10.22 to the 2006 10-K).
10.25	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.26	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.27	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360)).
10.28	Form of Aircraft Time Sharing Agreement. *
10.29	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.30	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.31	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.32	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.33	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2007 (the November 8, 2007 10-Q)).
10.34	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.35	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.36	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.37	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2007 (the August 9, 2007 10-Q)).
10.38	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).
10.39	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan). *
10.40	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan. *

10.41	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.42	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).
10.43	Split Dollar Life Insurance Agreement, dated February 15, 2001, between Old UGC, Inc. and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (the Trust) (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.44	Assignment and Assumption Agreement, dated as of August 15, 2007 between Old UGC, Inc. and UGC, together with the Consent to Assignment and Release by the Trust.*
10.45	Second Amended and Restated Stockholders’ Agreement, dated as of August 14, 2007, among the Registrant, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 7 thereof, LGI International, Inc. and Liberty Media International Holdings, LLC, (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report Form 10-Q, filed November 8, 2005 (File No. 000-51360)).
10.46	Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LGI International’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.47	Amended and Restated Operating Agreement, dated November 26, 2004 (the Operating Agreement), among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and solely with respect to certain provisions thereof, the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.27 of LGI International’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 0000-50671)).
10.48	First Amendment dated as of May 22, 2007, to the Operating Agreement, among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to certain provisions thereof, the Registrant (incorporated by reference to Registrant’s Current Report on Form 8-K, filed June 26, 2007 (File No. 000-51360)).
10.49	Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).
10.50	Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).
10.51	Preemptive Rights Agreement dated as of January 4, 2008, among O3B Networks Limited,
LGI Ventures BV, Gregory Wyler and John Dick. *
10.52	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks
Limited, LGI Ventures BV, Gregory Wyler and John Dick. *
10.53	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks
Limited, LGI Ventures BV, Gregory Wyler and Paul Gould. *

21 — List of Subsidiaries *
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP *
23.2	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba *
23.3	Consent of KPMG AZSA & Co. *
23.4	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba *
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer *
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer) *
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer) *
32 — Section 1350 Certification *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: February 26, 2008

By	/s/ Elizabeth M. Markowski
Elizabeth M. Markowski
Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	February 26, 2008
/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	February 26, 2008
/s/ John P. Cole John P. Cole	Director	February 26, 2008
/s/ John W. Dick John W. Dick	Director	February 26, 2008
/s/ Paul A. Gould Paul A. Gould	Director	February 26, 2008
/s/ David E. Rapley David E. Rapley	Director	February 26, 2008
/s/ Larry E. Romrell Larry E. Romrell	Director	February 26, 2008
/s/ Gene W. Schneider Gene W. Schneider	Director	February 26, 2008
/s/ J. C. Sparkman J. C. Sparkman	Director	February 26, 2008
/s/ J. David Wargo J. David Wargo	Director	February 26, 2008
/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	February 26, 2008
/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	February 26, 2008

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2007	2006
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$62.0	$20.3
Other current assets	0.2	3.1

Total current assets	62.2	23.4

Investments in consolidated subsidiaries, including intercompany balances	5,901.0	7,201.7
Property and equipment, at cost	1.6	1.2
Accumulated depreciation	(0.5)	(0.2)

Property and equipment, net	1.1	1.0
Deferred income taxes	58.4	36.0
Other assets, net	3.0	0.2

Total assets	$6,025.7	$7,262.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.0	$2.1
Accrued liabilities and other	15.4	12.5

Total current liabilities	81.4	14.6
Accrued stock-based compensation	108.2	—

Other long-term liabilities	—	0.6

Total liabilities	189.6	15.2

Commitments and contingencies
Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 174,687,478 and 196,896,880 shares, respectively	1.7	2.0
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,256,353 and 7,284,799 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 172,129,524 and 197,256,404 shares, respectively	1.7	2.0
Additional paid-in capital	6,293.2	8,093.5
Accumulated deficit	(1,319.1)	(1,020.3)
Accumulated other comprehensive earnings, net of taxes	858.5	169.8

Total stockholders’ equity	5,836.1	7,247.1

Total liabilities and stockholders’ equity	$6,025.7	$7,262.3

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

			Six months
	Year ended		ended
	December 31,		December 31,
	2007	2006	2005
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation charges (credits) of $75.1 million, $27.6 million and ($11.9 million), respectively)	$128.6	$66.4	$4.0
Depreciation and amortization	0.3	0.2	—

Operating loss	(128.9)	(66.6)	(4.0)
Other income (expense):
Interest income (expense), net	(4.7)	0.3	1.1
Foreign currency transaction losses, net	—	—	(8.5)
Other income, net	—	0.1	0.2

	(4.7)	0.4	(7.2)
Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(133.6)	(66.2)	(11.2)
Equity in earnings (losses) of consolidated subsidiaries, net	(337.9)	752.4	24.5
Income tax benefit	48.9	20.0	4.1

Net earnings (loss)	$(422.6)	$706.2	$17.4

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)

			Six months
	Year ended		ended
	December 31,		December 31,
	2007	2006	2005
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(422.6)	$706.2	$17.4
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	337.9	(752.4)	(24.5)
Stock-based compensation	75.1	27.6	(11.9)
Amortization of deferred financing costs	0.6	—	—
Depreciation and amortization	0.3	0.2	—
Deferred income tax expense (benefit)	(22.5)	3.6	(8.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	3.0	(2.4)	3.2
Payables and accruals	66.8	(15.6)	34.9

Net cash provided (used) by operating activities	38.6	(32.8)	11.0

Cash flows from investing activities:
Net distributions and advances received from subsidiaries and affiliates	1,760.9	1,789.4	70.1
Capital expended for property and equipment	(0.4)	(0.8)	(0.2)

Net cash provided by investing activities	1,760.5	1,788.6	69.9

Cash flows from financing activities:
Repurchase of common stock	(1,796.8)	(1,756.9)	(78.9)
Proceeds from issuance of LGI common stock upon exercise of stock options	42.9	17.5	5.7
Other financing activities, net	(3.5)	—	0.6

Net cash used by financing activities	(1,757.4)	(1,739.4)	(72.6)

Effect of exchange rates on cash	—	—	(8.5)
Net increase (decrease) in cash and cash equivalents	41.7	16.4	(0.2)
Cash and cash equivalents:
Beginning of period	20.3	3.9	4.1

End of period	$62.0	$20.3	$3.9

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

Pre-LGI
Combination
Six months
ended
June 30,
2005
in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation of $5.2 million)	$12.4
Depreciation and amortization	0.4

Operating loss	(12.8)

Other income (expense):
Interest income	13.5
Realized and unrealized gains on derivative instruments, net	8.0
Other, net	(0.6)

20.9

Earnings before income taxes and equity in loss of consolidated subsidiaries, net	8.1
Equity in losses of consolidated subsidiaries, net	(108.9)
Income tax benefit	3.3

Net loss	$(97.5)

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

Pre-LGI
Combination
Six months
ended
June 30,
2005
in millions

Cash flows from operating activities:
Net loss	$(97.5)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of consolidated subsidiaries, net	108.9
Stock-based compensation	5.2
Realized and unrealized gains on derivative instruments, net	(8.0)
Depreciation and amortization	0.4
Deferred income tax expense	(2.8)
Other non-cash items, net	(10.4)
Changes in operating assets and liabilities — payables and accruals	(1.3)

Net cash used by operating activities	(5.5)

Cash flows used by investing activities:
Investments in and loans to subsidiaries and affiliates	(553.4)
Net cash received to purchase or settle derivative	57.1
Other investing activities, net	(0.1)

Net cash used by investing activities	(496.4)

Cash flows from financing activities:
Proceeds from stock option exercises	5.2

Net cash provided by financing activities	5.2

Net decrease in cash and cash equivalents	(496.7)
Cash and cash equivalents:
Beginning of period	1,070.0

End of period	$573.3

LIBERTY GLOBAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts
					Foreign
	Balance at	Additions			currency	Balance at
	beginning	to costs		Deductions	translation	end of
	of period	and expenses	Acquisition	or write-offs	adjustments	period
	in millions

Year ended December 31:
2005	$61.4	39.9	31.9	(54.6)	(5.0)	$73.6
2006	$73.6	46.0	2.4	(50.4)	4.9	$76.5
2007	$76.5	73.6	23.7	(57.9)	9.5	$125.4

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SC Media & Commerce Inc.

We have audited the accompanying consolidated balance sheets of SC Media & Commerce Inc. (formerly Jupiter TV Co., Ltd.) and subsidiaries as of June 30, 2007 and December 31, 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the six-month period ended June 30, 2007 and each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SC Media & Commerce Inc. and subsidiaries as of June 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for the six-month period ended June 30, 2007 and each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG AZSA & Co.

Tokyo, Japan
February 15, 2008

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

ASSETS
Current assets:
Cash and cash equivalents
Related party (Note 19)	¥14,100,000	¥14,850,000
Other	12,001,778	8,368,450
Accounts receivable, less allowance for doubtful accounts of ¥7,857 thousand in 2007 and ¥7,986 thousand in 2006
Related party (Note 19)	262,835	235,832
Other	6,197,749	7,560,107
Retail inventories	4,797,966	3,516,137
Program rights and language versioning, net (Note 4)	952,981	695,410
Deferred income taxes (Note 14)	2,155,189	2,267,201
Prepaid and other current assets	589,391	704,309

Total current assets	41,057,889	38,197,446

Investments (Note 5)	8,613,754	8,396,505
Property and equipment, net (Notes 6, 12 and 15)	7,740,121	7,577,906
Software development costs, net (Note 7)	4,654,526	4,443,317
Program rights and language versioning, excluding current portion, net (Note 4)	80,897	284,071
Goodwill (Note 9)	286,263	286,263
Other intangible assets, net (Note 8)	179,491	192,143
Deferred income taxes (Note 14)	676,970	841,607
Other assets, net	979,026	951,909

Total assets	¥64,268,937	¥61,171,167

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (related party) (Notes 13 and 19)	¥3,940,000	¥290,000
Current portion of long-term debt (Note 13)	—	1,600,000
Obligations under capital leases, current installments (related party) (Notes 12 and 19):	591,142	467,289
Accounts payable:
Related party (Note 19)	158,527	412,072
Other	4,916,893	7,894,053
Accrued liabilities:
Related party (Note 19)	1,606,375	1,291,395
Other	2,419,457	1,789,467
Income taxes payable	3,448,564	5,573,428
Advances from affiliate	3,370,000	2,180,000
Deferred income taxes (Note 14)	2,430	1,797
Accrued pension and severance costs (Note 16)	193,528	30,590
Other current liabilities	1,582,307	1,566,732

Total current liabilities	22,229,223	23,096,823
Long-term debt, excluding current portion (Notes 13)	—	800,000
Obligations under capital lease, excluding current portion (Notes 12 and 19):	1,367,796	1,265,684
Accrued pension and severance costs (Note 16)	347,536	477,058
Deferred income taxes (Note 14)	410,126	379,227
Other liabilities (Notes 15)	333,379	331,103

Total liabilities	24,688,060	26,349,895

Minority interests	10,452,366	9,270,294

Commitments and contingencies (Note 12, 17 and 21)
Shareholders’ equity (Note 18):
Common stock no par value:
Authorized 460,000 shares; issued and outstanding 360,681 shares in 2007 and 360,680 shares in 2006	11,434,364	11,434,000
Additional paid-in capital	7,266,493	7,266,129
Retained earnings	10,419,144	6,850,849
Accumulated other comprehensive income	8,510	—

Total shareholders’ equity	29,128,511	25,550,978

Total liabilities and shareholders’ equity	¥64,268,937	¥61,171,167

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Revenues:
Retail sales, net	¥46,882,903	¥98,581,185	¥75,676,822
Television programming revenue:
Related party (Note 19)	1,274,938	2,068,552	1,894,734
Other	4,661,864	8,796,869	7,550,155
Services and other revenue:
Related party (Note 19)	602,919	1,127,181	957,801
Other	594,136	1,269,414	1,564,716

Total revenues	54,016,760	111,843,201	87,644,228

Operating costs and expenses:
Cost of retail sales:
Related party (Note 19)	1,724,043	3,586,299	2,870,371
Other	27,372,731	54,629,263	41,227,980
Cost of programming and distribution:
Related party (Note 19)	1,486,015	2,961,635	2,770,766
Other	4,889,835	8,841,068	8,732,559
Selling, general and administrative expenses:
Related party (Note 19)	776,458	1,345,305	1,052,691
Other	8,023,133	16,167,992	13,234,077
Depreciation and amortization	1,526,667	2,467,685	1,783,999

Total operating expenses	45,798,882	89,999,247	71,672,443

Operating income	8,217,878	21,843,954	15,971,785

Other income (expense):
Interest income (expense), net:
Related parties (Note 19)	6,153	(50,297)	(41,390)
Other	(30,452)	(36,021)	(72,215)
Foreign exchange gain	98,281	174,408	477,351
Equity in income of equity-method affiliates (Note 5)	225,811	72,919	53,925
Gain on sale of investment in affiliate (Note 5)	11	—	116,441
Impairment loss on investment (Note 5)	—	—	(30,000)
Other income (expense), net	(26,632)	53,129	16,487

Total other income	273,172	214,138	520,599

Income from continuing operations before income taxes and minority interest	8,491,050	22,058,092	16,492,384
Income tax expense (Note 14)	(3,743,463)	(9,317,087)	(6,397,810)
Minority interest in earnings, net of income taxes	(1,175,464)	(3,475,008)	(2,594,393)

Net income from continuing operations	3,572,123	9,265,997	7,500,181
Net loss from discontinued operations (Note 3), net of income tax benefit of ¥2,627, ¥864,190 and ¥939,904, respectively	(3,828)	(1,260,616)	(1,446,996)

Net income	¥3,568,295	¥8,005,381	¥6,053,185

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Net income for the period	¥3,568,295	¥8,005,381	¥6,053,185

Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments, net of income taxes	(666)	—	44,096
Reclassification adjustment for loss (gain) included in net income, net of income taxes	9,176	(38,181)	10,790

Other comprehensive income (loss)	8,510	(38,181)	54,886

Total comprehensive income	¥3,576,805	¥7,967,200	¥6,108,071

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Common stock (Note 18):
Balance at beginning of period	¥11,434,000	¥11,434,000	¥11,434,000
Issuance of common stock	364	—	—

Balance at end of period	11,434,364	11,434,000	11,434,000

Additional paid-in capital (Note 18):
Balance at beginning of period	7,266,129	7,226,129	6,788,054
Gain on the issuance of common stock by equity-method investee, net of income tax expense of ¥282,787 thousand (Note 5)	—	—	478,075
Issuance of common stock	364	—	—

Balance at end of period	7,266,493	7,266,129	7,266,129

Retained earnings (accumulated deficit):
Balance at beginning of period	6,850,849	(1,154,532)	(7,207,717)
Net income	3,568,295	8,005,381	6,053,185

Balance at end of period	10,419,144	6,850,849	(1,154,532)

Accumulated other comprehensive income:
Balance at beginning of period	—	38,181	(16,705)
Other comprehensive income (loss)	8,510	(38,181)	54,886

Balance at end of period	8,510	—	38,181

Total shareholders’ equity	¥29,128,511	¥25,550,978	¥17,583,778

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Cash flows from operating activities:
Net income	¥3,568,295	¥8,005,381	¥6,053,185
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	3,828	1,260,616	1,446,996
Depreciation and amortization	1,526,667	2,467,685	1,783,999
Amortization of program rights and language versioning	1,461,862	2,149,491	1,810,630
Provision for (release of) allowance for doubtful accounts	(131)	1,101	(838)
Equity in income of equity-method affiliates	(225,811)	(72,919)	(53,925)
Deferred income taxes	320,394	586,788	(121,381)
Minority interest in earnings	1,175,464	3,475,008	2,594,393
Gain on the sale of investment in affiliate	(11)	—	(116,441)
Impairment loss on investment	—	—	30,000
Changes in assets and liabilities, net of effects of acquisitions:
Purchase of program rights and language versioning	(1,516,259)	(2,006,688)	(2,247,145)
Decrease (increase) in accounts receivable	1,382,245	(1,728,707)	(1,387,858)
Increase in retail inventories	(1,281,829)	(245,298)	(270,074)
Increase (decrease) in accounts payable	(3,153,536)	372,611	2,436,146
Increase (decrease) in accrued liabilities	2,065,726	(4,833)	961,950
Increase (decrease) in income taxes payable	(2,131,484)	537,490	2,844,746
Other, net	(549,217)	920,011	(162,895)

Net cash provided by operating activities of continuing operations	2,646,203	15,717,737	15,601,488
Net cash used in operating activities of discontinued operations	(149,975)	(1,825,767)	(1,515,993)

Net cash provided by operating activities	2,496,228	13,891,970	14,085,495
Cash flows from investing activities:
Capital expenditures	(1,930,996)	(3,750,927)	(3,257,335)
Net cash acquired (paid) in connection with business combinations	106,220	—	(46,365)
Proceeds from sale of investment in affiliate	8,574	—	275,102
Investments in affiliates	—	—	(767,500)

Net cash used in investing activities of continuing operations	(1,816,202)	(3,750,927)	(3,796,098)
Net cash used in investing activities of discontinued operations	—	(34,954)	(527,352)

Net cash used in investing activities	(1,816,202)	(3,785,881)	(4,323,450)

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Cash flows from financing activities:
Proceeds from advances from affiliate	1,190,000	480,000	762,000
Proceeds from issuance of short-term debt (related party)	3,650,000	15,000	275,000
Principal payments on external loan	(2,400,000)	(1,600,000)	—
Principal payments on shareholder loan	—	—	(1,000,000)
Principal payments on obligations under capital leases	(269,919)	(365,974)	(319,060)
Other financing activities	728	55,000	90,000

Net cash provided by (used in) financing activities of continuing operations	2,170,809	(1,415,974)	(192,060)
Net cash used in financing activities of discontinued operations	(15,987)	(532,527)	(35,455)

Net cash provided by (used in) financing activities	2,154,822	(1,948,501)	(227,515)
Net effect of exchange rate changes on cash and cash equivalents	48,480	43,104	130,617

Net increase in cash and cash equivalents	2,883,328	8,200,692	9,665,147
Cash and cash equivalents at beginning of period	23,218,450	15,017,758	5,352,611

Cash and cash equivalents at end of period	¥26,101,778	¥23,218,450	¥15,017,758

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Supplemental information:
Cash paid during the period for:
Income taxes	¥5,547,933	¥8,192,819	¥3,674,446
Interest	10,076	134,977	91,860
Non-cash activities:
Assets acquired under capital leases	176,578	941,168	931,620
Asset retirement costs accrued	—	299,691	—
Accrual for purchase of property and equipment	114,650	732,677	532,023

See accompanying notes to consolidated financial statements.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies and Practices

(a)	Description of Business

SC Media & Commerce Inc., (the “Company” or “SMC”), formerly Jupiter TV Co., Ltd., and its subsidiaries invest in, develop, manage and distribute television programming through cable, satellite and broadband platforms in Japan. Jupiter Shop Channel Co., Ltd (“Shop Channel”), through which SMC markets and sells a wide variety of consumer products and accessories, is SMC’s largest channel in terms of revenue, comprising approximately 87%, 89%, and 86%, of total revenues for the six- month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. SMC’s business activities are conducted in Japan and serve the Japanese market.

At June 30, 2007, the Company was owned 49.99986% by Liberty Global, Inc (“LGI”), through certain of its indirect wholly owned subsidiaries and 50.00014% by Sumitomo Corporation (“SC”). The Company was incorporated in 1996 in Japan under the name Kabushiki Kaisha Jupiter Programming (Jupiter Programming Co., Ltd. in English), and changed its name to Kabushiki Kaisha Jupiter TV Co., Ltd. (Jupiter TV Co., Ltd. in English) on January 1, 2006, and then to Kabushiki Kaisha SC Media & Commerce Inc. (SC Media & Commerce Inc. in English) effective from July 2, 2007.

On May 22, 2007, the Company executed a comprehensive business restructuring agreement with its shareholders, which included the following matters.

On May 22, 2007, the Company’s shareholders’ meeting resolved to issue one new share of the Company’s common stock to SC on May 23, 2007, resulting in SC and LGI owning 50.00014% and 49.99986% of the Company, respectively. Prior to that transaction SC and LGI each held 50% of the Company.

On May 24, 2007, the Company’s Board resolved that it would split into two separate companies with a planned effective date of July 2, 2007. The split plan was subsequently approved by the Company’s shareholders on June 8, 2007. SC and LGI established Jupiter TV Co., Ltd (“New Jupiter TV”) as a newly incorporated company and certain assets were distributed to New Jupiter TV by the Company as a dividend in kind on July 2, 2007. The business of New Jupiter TV consisted of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan, while the existing Jupiter TV Co. Ltd. was renamed SC Media & Commerce Inc., effective July 2, 2007 and its business centers around the operation of Shop Channel, and On-line TV Co. Ltd., a broadband broadcasting business in Japan.

On May 22, 2007, the Company’s Board resolved to enter into a share-for-share exchange agreement with SC under which all of LGI’s shares in SMC were exchanged for SC’s common stock on July 3, 2007, resulting in SMC becoming a wholly owned subsidiary of SC on that date. That agreement was approved by the Company’s shareholders on June 8, 2007.

On May 22, 2007, the Company, Jupiter Telecommunication Co., Ltd (“J:Com”), which is a consolidated subsidiary of LGI, SC and LGI agreed that New Jupiter TV and J:Com would enter into an agreement on July 17, 2007, under which New Jupiter TV became a wholly owned subsidiary of J:COM on September 3, 2007 following a share exchange between LGI and SC.

(b)	Basis of Consolidated Financial Statements

The Company and its subsidiaries maintain their books of account in accordance with accounting principles generally accepted in Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments that are necessary to conform to U.S. generally accepted accounting principles. The major areas requiring such adjustment are accounting for derivative instruments and hedging activities, assets held under finance lease arrangements, goodwill and other intangible assets, employers’ accounting for pensions, compensated absence, deferred taxes, cooperative marketing arrangements and certain customer discounts, asset retirement obligations, and merger transactions by equity affiliates.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements of the Company are presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to June 30, 2007, the Company completed a series of reorganization steps (see Note 1(a)) including a spin-off of the net assets of New Jupiter TV followed by its merger with J:Com. The accompanying financial statements do not include any adjustments or reclassification of recorded assets that might arise as a result of those reorganization activities.

(c)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

SMC accounts for investments in variable interest entities in accordance with the provisions of the Revised Interpretation of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”, issued in December 2003. The Revised Interpretation of FIN No. 46 provides guidance on how to identify a variable interest entity (“VIE”), and determines when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any. SMC consolidates Reality TV Japan (“RTVJ”), which was incorporated in January 2005, and in which SMC owns a 50% interest, in accordance with the provisions of the Revised Interpretation of FIN No. 46. RTVJ is a television channel specializing in the reality genre, distributed through cable, satellite and broadband platforms, which complements SMC’s other channel businesses. For additional information concerning RTVJ, see Note 22.

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

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of unamortized program rights and language versioning costs expected to be amortized within one year is classified as a current asset in the accompanying consolidated balance sheets.

(h)	Investments

For those investments in affiliates in which SMC’s voting interest is 20% to 50% or SMC otherwise has the ability to exercise significant influence over the affiliates’ operations and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and is adjusted to recognize SMC’s share of the net earnings or losses of its affiliates. SMC recognizes its share of losses of an equity method affiliate until its investment and net advances, if any, are reduced to zero and only provides for additional losses in the event that it has guaranteed obligations of the equity method affiliate or is otherwise committed to provide further financial support.

The difference between the carrying value of SMC’s investment in the affiliate and the underlying equity in the net assets of the affiliate is recorded as (i) equity method intangible assets where appropriate and amortized over a relevant period of time, or (ii) as residual goodwill. Equity method goodwill is not amortized but is reviewed for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity-Method Accounting for Investments in Common Stock” which requires that an other-than temporary decline in value of an investment be recognized as an impairment loss.

Investments in other securities carried at cost represent non-marketable equity securities in which SMC’s ownership is less than 20% and SMC does not have the ability to exercise significant influence over the entities’ operation and financial policies.

SMC evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other-than temporary. In performing its evaluations, SMC utilizes various sources of information, as available, including cash flow projections, independent valuations and, as applicable, stock price analysis. In the event of a determination that a decline in value is other-than temporary, a charge to income is recorded for the loss, and a new cost basis in the investment is established.

(i)	Derivative Financial Instruments

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, entities are required to carry all derivative instruments in the consolidated balance sheets at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or a net investment in a foreign operation. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in income in the period of change.

SMC uses foreign exchange forward contracts to manage currency exposure, resulting from changes in foreign currency exchange rates, on firm purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. SMC enters into these contracts to hedge its U.S. dollar denominated net monetary exposures. Hedges relating to firm purchase commitments for contracted programming rights and other contract costs may have qualified for hedge accounting under the hedging criteria specified by

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 133. However prior to January 1, 2004, SMC elected not to designate any qualifying transactions as hedges. For certain qualifying transactions entered into since January 1, 2004, SMC has designated the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). For SMC’s foreign exchange forward contracts that do not qualify for hedge accounting under the hedging criteria specified by SFAS No. 133, changes in the fair value of derivatives are recorded in the consolidated statements of operations in the period of the change.

SMC does not, as a matter of policy, enter into derivative transactions for the purpose of speculation.

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

SMC capitalizes certain costs incurred to purchase or develop software for internal-use. Costs incurred to develop software for internal use are expensed as incurred during the preliminary project stage, including costs associated with making strategic decisions and determining performance and system requirements regarding the project, and vendor demonstration costs. Labor costs incurred subsequent to the preliminary project stage through implementation are capitalized. SMC also expenses costs incurred for internal-use software projects in the post implementation stage such as costs for training and maintenance. The capitalized cost of software is amortized on a straight-line basis over the estimated useful life, which is generally two to five years.

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

SMC performs its annual impairment test for goodwill and indefinite-life intangible assets at the end of each reporting period. SMC completed its impairment tests at June 30, 2007 and December 31, 2006 and 2005, with no indication of impairment identified.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Long-Lived Assets and Long-Lived Assets to be Disposed Of

SMC accounts for long-lived assets in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, projected discounted cash flows, or other valuation techniques as appropriate.

SMC accounts for its obligations associated with the retirement of tangible long-lived assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to SFAS No. 143, obligations associated with the retirement of tangible long-lived assets are recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

SMC accounts for the conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN No. 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

(n)	Accrued Pension and Severance Costs

The Company and certain of its subsidiaries provide a Retirement Allowance Plan (“RAP”) for eligible employees. The RAP is an unfunded retirement allowance program in which benefits are based on years of service which in turn determine a multiple of final monthly compensation. SMC accounts for the RAP in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. Effective December 31, 2006, SMC adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The adoption of this statement did not have any effect on the consolidated financial statements.

In addition, SMC employees participate in an Employees’ Pension Fund (“EPF”) Plan. The EPF Plan is a multi-employer plan consisting of approximately 120 participating companies, mainly affiliates of Sumitomo Corporation. The plan is composed of substitutional portions based on the pay-related part of the old age pension benefits prescribed by the Welfare Pension Insurance Law in Japan, and corporate portions based on contributory defined benefit pension arrangements established at the discretion of the Company and its subsidiaries. Benefits under the EPF Plan are based on years of service and the employee’s compensation during the five years before retirement.

The assets of the EPF Plan are co-mingled and no assets are separately identifiable for any one participating company. SMC accounts for the EPF Plan in accordance with the provisions of SFAS No. 87, governing multi-employer plans. Under these provisions, SMC recognizes a net pension expense for the required contribution for each period and recognizes a liability for any contributions due but unpaid at the end of each period. Any shortfalls in plan funding are charged to participating companies on a ‘share-of-contribution’ basis through ‘special contributions’ spread over a period of years determined by the EPF Plan as being appropriate.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subscription revenue is recognized in the periods in which programming services are provided to cable, satellite and broadband subscribers. SMC’s channels distribute programming to individual satellite platform subscribers through an agreement with the platform operator which provides subscriber management services to channels in return for a fee based on subscription revenues. Individual satellite subscribers pay a monthly fee for programming channels under the terms of rolling one-month subscription contracts. Cable and broadband service providers generally pay a per-subscriber fee for the right to distribute SMC’s programming on their systems under the terms of generally annual distribution contracts. Subscription revenue is recognized net of satellite platform commissions and certain cooperative marketing and advertising funds paid to cable system operators. Satellite platform commissions for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 were ¥1,006,100 thousand, ¥1,985,917 thousand, and ¥1,833,329 thousand, respectively.

Cooperative marketing and advertising funds paid to cable system operators for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 were ¥168,189 thousand, ¥311,282 thousand, and ¥264,794 thousand, respectively.

The Company generates advertising revenue on all of its programming channels except Shop Channel. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast on SMC’s programming channels.

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

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Advertising Expense

Advertising expense is recognized as incurred and is included in selling, general and administrative expenses or, if appropriate, as a reduction of subscription revenue. Cooperative marketing costs are recognized as an expense to the extent that an identifiable benefit is received and the fair value of the benefit can be reasonably measured, otherwise as a reduction of subscription revenue. Advertising expense included in selling, general and administrative expenses for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 was ¥1,193,618 thousand, ¥2,180,782 thousand, and ¥1,676,707 thousand, respectively.

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

(t)	Issuance of Stock by Subsidiaries and Investee Affiliates

The change in the Company’s proportionate share in the underlying net equity of a consolidated subsidiary or equity-method investee from the issuance of their common stock is recorded in additional paid-in capital in the consolidated financial statements.

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

Management of SMC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, retail inventories, long-lived assets, investments, deferred tax assets, retail sales returns, contingencies, and obligations related to employees’ retirement plans. Actual results could differ from estimates.

(w)	New Accounting Standards

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes the recognition threshold and provides guidance for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Nonpublic entities

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are first required to apply the provisions of FIN No. 48 in connection with the preparation of annual financial statements for the years beginning after December 15, 2007. The adoption of FIN No. 48 is not expected to have a material impact on SMC’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on SMC’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on SMC’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, and generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree at the acquisition date, at fair values as of that date. The requirements of SFAS No. 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) also amends SFAS No. 142, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SMC has not completed its analysis of the impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. SMC has not completed its analysis of the impact of this standard on its consolidated financial statements.

(x)	Reclassifications

Certain prior year amounts have been reclassified for comparability with the current year presentation.

2.	Acquisitions

On December 28, 2004, SMC acquired 100% of the outstanding shares of JSBC2 Co. Ltd. (JSBC2) (formerly BB Factory Corporation Ltd), a television programming company. The acquisition was accounted for as a purchase.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price was ¥596,365 thousand, of which ¥550,000 thousand was paid in cash on December 28, 2004. The balance of ¥46,365 thousand was paid in cash on April 28, 2005. At December 31, 2004, the estimated additional purchase consideration at that time of ¥68,000, which was determined with reference to the net asset value of JSBC2 at January 31, 2005, pending final approval by both parties to the transaction, was accrued. The difference between the estimated purchase price and the final purchase price amounted to ¥21,635 thousand and reduced goodwill in 2005 (Note 9). SMC has recognized subscriber-related intangible assets in the amount of ¥200,000 thousand representing estimated financial benefits from taking over Channel BB’s position in direct-to-home channel packaging alliances, which is being amortized over a ten year period commencing in 2005. The results of operations of JSBC2 were included in SMC’s consolidated statements of operations from January 1, 2005. Goodwill from the acquisition of JSBC2 is not deductible for tax purposes.

During 2005, previously unrecognized tax benefits in the form of net operating loss carryforwards acquired in connection with the acquisition of JSBC2 amounting to ¥154,252 thousand were realized during the year. Accordingly, the Company reduced the carrying value of goodwill by a similar amount (Note 9).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, as recorded at the date of acquisition of JSBC2:

(Yen in Thousands)

Current assets	¥224,471
Intangible assets	200,000
Goodwill	281,186

Total assets acquired	705,657
Current liabilities assumed	(6,277)
Deferred tax liabilities	(81,380)

Net assets acquired	¥618,000

On March 29, 2007, SMC acquired 89% of the outstanding shares of EP Broadcasting Co. Ltd. (“EPB”), a licensed television broadcasting company. The aggregate purchase price was ¥1,790 thousand, which was paid in cash. The results of operations of EPB were included in SMC’s consolidated statements of operations from April 1, 2007.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, as recorded at the date of acquisition of EPB:

(Yen in Thousands)

Cash	¥108,010
Current assets	56,503
Fixed assets under capital lease	217,343
Other assets	31,249

Total assets acquired	413,105
Current liabilities assumed	(69,417)
Lease obligation	(335,291)
Minority interest	(6,607)

Net assets acquired	¥1,790

The excess of the estimated fair value of net assets acquired over cash paid has been allocated to reduce the amounts allocated to long-lived assets.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operation

In December 2005, a decision was made to place the launch of a new television channel business, PartiTV, on hold while SMC reconsidered the feasibility and social appropriateness of the content and business model based on new information obtained during the developmental period. At that point, the business had been developed to a stage such that management recognized it as a component of the SMC business. SMC then proceeded to evaluate the feasibility of re-deploying PartiTV infrastructure assets and commitments, including in connection with the potential launch of an auction channel that was being studied. Auction was planned to be one programming genre in the original PartiTV business model.

In July 2006 the Company’s Board concluded that the bulk of the PartiTV assets and infrastructure was not suitable for the auction channel plan being developed, and approval was given to sell or terminate all PartiTV infrastructure assets and commitments. At that point SMC classified the PartiTV business component as a discontinued operation in accordance with the provisions of SFAS No. 144. Certain employees of PartiTV were advised in December 2005 and the bulk of employees were advised in 2006 that they would retire from the Company, and that their contracts and/or employment status within the PartiTV division would expire or would be terminated on the basis of certain compensation packages.

The Company has incurred certain employee severance costs and contract termination costs directly related to the disposal of the PartiTV business. These costs are included as a component of the discontinued operations, and a summary of the activities related to these costs is as follows:

	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Balance at beginning of period	¥259,185	¥—
Employee severance costs incurred	3,685	393,139
Employee severance cash payments	(149,975)	(133,954)
Contract termination costs incurred	2,770	350,923
Contract termination cash payments	(18,757)	(350,923)

Balance at end of period	¥96,908	¥259,185

At June 30, 2007, all of the PartiTV business component assets had been disposed of or re-deployed within the group, and commitments settled. There were no significant assets or liabilities, except for employee severance costs accrued of ¥69,105 thousand, of the PartiTV component at June 30, 2007.

The results for the PartiTV business component recognized in the consolidated statements of operations as net loss from discontinued operations, were as follows:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Revenue from discontinued operations	¥—	¥—	¥—
Operating loss from discontinued operations	—	(717,659)	(2,386,900)
Loss on disposal of discontinued operations	(6,455)	(1,407,147)	—
Income tax benefit from discontinued
operations	2,627	864,190	939,904

Net loss from discontinued operations	¥(3,828)	¥(1,260,616)	¥(1,446,996)

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Program Rights and Language Versioning

Program rights and language versioning were composed of the following:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Program rights	¥2,069,542	¥1,795,575
Language versioning	358,292	333,952

	2,427,834	2,129,527
Less accumulated amortization	(1,393,956)	(1,150,046)

	1,033,878	979,481
Less current portion	(952,981)	(695,410)

	¥80,897	¥284,071

Amortization expense related to program rights and language versioning for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, was ¥1,461,862 thousand, ¥2,149,491 thousand, and ¥1,810,630 thousand, respectively, which is included in cost of programming and distribution in the consolidated statements of operations in respective years.

5.	Investments

Investments, including advances were composed of the following:

	June 30, 2007		December 31, 2006
	Percentage	Carrying	Percentage	Carrying
	ownership	amount	ownership	amount
	(Yen in Thousands)

Investments accounted for under the equity method:
Discovery Japan, Inc.	50.0%	¥1,231,115	50.0%	¥1,107,064
Animal Planet Japan, Co. Ltd.	33.3%	228,253	33.3%	197,449
InteracTV Co., Ltd.	32.5%	28,064	42.5%	36,439
JSports Broadcasting Corporation	33.4%	4,919,306	33.4%	4,834,792
AXN Japan, Inc.	35.0%	986,361	35.0%	940,149
Jupiter VOD Co., Inc.	50.0%	489,555	50.0%	549,512

Total equity method investments		7,882,654		7,665,405
Investments accounted for at cost:
NikkeiCNBC Japan, Inc.	9.8%	100,000	9.8%	100,000
Kids Station, Inc.	15.0%	304,500	15.0%	304,500
AT-X, Inc.	12.3%	236,000	12.3%	236,000
Nihon Eiga Satellite Broadcasting Corporation	10.0%	66,600	10.0%	66,600
Satellite Service Co. Ltd.	12.0%	24,000	12.0%	24,000

Total cost method investments		731,100		731,100

		¥8,613,754		¥8,396,505

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

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AT-X, Inc., an animation genre channel;
Nihon Eiga Satellite Broadcasting Corporation, a Japanese period drama and movie channels business currently operating two channels; and
Jupiter VOD Co., Inc. a multi-genre video on demand programming service

The following investments represent participation in broadcast license-holding companies through which channels are consigned to subscribers to the ‘CS110 degree East’ Direct-to-home satellite service:

InteracTV Co., Ltd., holds licenses for Movie Plus, Lala, Golf Network and Shop channels, among others;
Satellite Service Co. Ltd., holds licenses for Discovery and Animal Planet channels, among others.

The following reflects SMC’s share of earnings (losses) of investments accounted for under the equity method:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Discovery Japan, Inc.	¥124,051	¥212,743	¥313,865
Animal Planet Japan, Co. Ltd.	30,804	(479)	(125,581)
InteracTV Co., Ltd.	189	(1,960)	(188)
JSports Broadcasting Corporation	84,514	51,334	135,845
AXN Japan, Inc.	46,212	30,669	12,351
Jupiter VOD Co., Inc.	(59,959)	(219,388)	(282,367)

	¥225,811	¥72,919	¥53,925

On November, 1, 2005, JSports Broadcasting Corporation (“JSB”) acquired Sports-iESPN, another sports channel business. The acquisition was accounted for as a purchase by JSB. Common stock representing approximately 19.5% of the combined business was issued to the shareholders of Sports-iESPN in consideration for the purchase. The stock issuance resulted in SMC’s equity share of JSB diluting from 42.8% to 34.5%.

The difference between SMC’s share of the underlying net equity of JSB immediately prior to the acquisition of Sports-iESPN and subsequent thereto has been accounted for by the Company as an increase in the carrying value of its investment with a corresponding increase in additional paid-in capital in the amount of ¥478,075 (net of income tax of ¥282,787) in a manner analogous to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary”. Immediately following the acquisition of Sports-iESPN by JSB, SMC sold 770 shares of its investment in common stock of JSB to other unrelated shareholders pursuant to a shareholding adjustment arrangement in exchange for cash proceeds, further diluting its investment in JSB from a 34.5% owned equity-method investment to a 33.4% owned equity-method investment. SMC recognized a ¥116,441 thousand gain on sale of those shares in earnings.

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

The carrying amount of investments in affiliates as of June 30, 2007 and December 31, 2006 included ¥751,940 thousand for AXN Japan, Inc. (“AXN”) and ¥2,180,084 thousand for JSB of excess cost of the investments over the Company’s equity in the net assets. The amount of that excess costs represents “equity method goodwill”.

SMC holds 33.3% of the ordinary shares of Animal Planet Japan, Co. Ltd, and records its share of the earnings and losses in accordance with that ordinary shareholding ratio. The Company entered into an Amendment To Funding Agreement with effect from March 31, 2005, under which it has funding obligations in accordance with its

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordinary shareholding ratio up to a maximum of ¥1,500,000 thousand. During the six- month period ended June 30, 2007 and the year ended December 31, 2006, the Company invested no further funds and its aggregate investment was ¥1,395,000 thousand as of June 30, 2007, in Animal Planet Japan, Co. Ltd.

The aggregate cost of SMC’s cost method investments totaled ¥731,100 thousand at June 30, 2007 and December 31, 2006. SMC performs an impairment test for cost method investments whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. At June 30, 2007 and December 31, 2006, SMC estimated that the fair value of each of the investments exceeded the cost of the investment, and therefore concluded that no impairment had occurred. At December 31, 2005, the fair value of the investment in AT-X, Inc, based on a discounted cash flow analysis of available business plans, indicated that an other-than-temporary decline in value had occurred. The amount of the associated impairment write-down for the year ended December 31, 2005 was ¥30,000 thousand and is included in other income (expense) in the accompanying statements of operations.

Financial information for the companies in which the Company has an investment accounted for under the equity method is presented as combined as the companies are similar in nature and operate in the same business area. Condensed combined financial information is as follows:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Combined financial position
Current assets	¥13,542,663	¥11,591,623
Other assets	8,052,003	7,191,268

Total assets	21,594,666	18,782,891

Current liabilities	6,204,384	4,658,638
Other liabilities	4,320,004	3,395,045
Shareholders’ equity	11,070,278	10,729,208

Total liabilities and shareholders’ equity	¥21,594,666	¥18,782,891

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Combined operations
Revenues	¥13,965,286	¥28,166,813	¥22,852,521
Operating expenses	13,178,291	27,511,715	22,648,732

Operating income	786,995	655,098	203,789
Other expense net, including income taxes	(264,458)	(562,015)	(1,027)

Net income	¥522,537	¥93,083	¥202,762

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

The details of property and equipment are as follows:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Furniture and fixtures	¥583,853	¥286,972
Leasehold and building improvements	2,170,309	2,112,082
Equipment and vehicles	8,003,843	6,598,613
Buildings	1,001,485	1,001,485
Land	437,147	437,147
Construction in progress	4,400	932,788

	12,201,037	11,369,087
Less accumulated depreciation and amortization	(4,460,916)	(3,791,181)

	¥7,740,121	¥7,577,906

Property and equipment include assets held under capitalized lease arrangements (Note 12). Depreciation and amortization expense related to property and equipment for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 was ¥899,766 thousand, ¥1,497,830 thousand, and ¥1,070,502 thousand, respectively.

At December 31, 2005 SMC reviewed its long-lived assets, including capitalized leases, developed for the PartiTV business for impairment, due to a decision that the channel would not be launched (Note 3). A determination of impairment was made with respect to the PartiTV long-lived assets to be held and used based on a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the assets in accordance with the provisions of SFAS No. 144. At that time the PartiTV assets were written down to their estimated fair market value. The fair value was determined by estimating the market value in a current transaction between willing parties, that is, other than in a forced or liquidation sale, in reference to prices for assets or asset groups with similar functionality, having similar remaining useful lives. The amount of the associated impairment write-down for the year ended December 31, 2005 was ¥524,140 thousand, and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

At December 31, 2006 SMC had disposed of, or re-deployed within the group, substantially all of the long-lived assets, including capitalized leases, developed for the PartiTV business. Remaining assets were reviewed for impairment and were written down to their estimated fair market value which was determined with reference to the experience from selling the bulk of the PartiTV assets during the year. The amount of the associated impairment write-down for the year ended December 31, 2006 was ¥54,508 thousand and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

At June 30, 2007 SMC had disposed of, or re-deployed within the group, all of the remaining long-lived assets, including capitalized leases, developed for the PartiTV business. No further impairment write-down was realized for the PartiTV assets for the six-month period ended June 30, 2007.

7.	Software Development Costs

Capitalized software development costs for internal use were as follows:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Software development costs	¥8,841,475	¥8,021,193
Less accumulated amortization	(4,186,949)	(3,577,876)

	¥4,654,526	¥4,443,317

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant software development additions during 2007 and 2006 included development of Shop Channel core systems, e-commerce, and new call center infrastructure, all of which are for internal use.

Aggregate amortization expense for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 was ¥609,097 thousand, ¥1,017,224 thousand, and ¥728,573 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥1,273,609
2009	1,252,707
2010	1,184,259
2011	729,584
2012	202,779

SMC reviewed its software development costs related to the PartiTV business for impairment using the same methodology as for long-lived assets review (Note 6). The amount of the associated impairment write-down for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 was ¥0, ¥18,000 thousand, and ¥ 211,209 thousand respectively, and is included in net loss from discontinued operation in the accompanying consolidated statements of operations.

8.	Intangibles

Intangible assets acquired during the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, were ¥900 thousand, ¥2,407 thousand, and ¥15,029 thousand, respectively. The weighted average amortization period is six years.

The details of intangible assets other than software and goodwill were as follows:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Intangible assets subject to amortization, net of accumulated amortization of ¥152,710 thousand in 2007 and ¥131,232 thousand in 2006:
Channel packaging arrangements	¥150,000	¥160,000
Other	24,418	27,070

	174,418	187,070
Other intangible assets not subject to amortization:	5,073	5,073

Total other intangible assets	¥179,491	¥192,143

Channel packaging arrangements which were acquired in connection with the acquisition of JSBC2 (Note 2) and are currently being developed by RTVJ represent the estimated value to be derived from existing channel position in packaging alliances on the direct-to-home satellite distribution platform, and are being amortized over their estimated useful life of ten years. An agreement to terminate the RTVJ channel service on March 31, 2008 was signed on October 31, 2007, and RTVJ is planned to be liquidated by June 2008 (Note 22). The carrying value of channel packaging and related goodwill as of June 30, 2007 is expected to be recovered through the sale of JSBC2 (Note 22). The aggregate amortization expense of other intangible assets subject to amortization for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 was

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

¥13,977 thousand, ¥28,888 thousand, and ¥48,258 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥25,470
2009	23,109
2010	23,076
2011	22,941
2012	11,419

9.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Balance at beginning of period	¥286,263	¥294,244
Adjustment	—	(7,981)

Balance at end of period	¥286,263	¥286,263

The adjustments to the carrying value of goodwill of ¥175,887 thousand recorded in 2005 included ¥154,252 thousand of previously unrecognized tax benefits of JSBC2 acquired in 2004, and ¥21,635 thousand attributable to the finalization of the purchase price, of JSBC2 (Note 2). The adjustment to the carrying value of goodwill of ¥7,981 thousand recorded in 2006 represents previously unrecognized tax benefits in another subsidiary.

10.	Derivative Instruments and Hedging Activities

SMC uses foreign exchange forward and option contracts that generally extend 10 to 48 months to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. SMC enters into these contracts to hedge its U.S. dollar denominated monetary exposure. Such forward contracts had an aggregated notional amount in U.S. dollars of 27,900 thousand at June 30, 2007, and in U.S. dollars of 14,100 thousand and in Euros of 830 thousand at December 31, 2006.

SMC does not enter into derivative financial transactions for trading or speculative purposes.

SMC is exposed to credit-related losses in the event of non-performance by the counterparties to derivative financial instruments, but they do not expect the counterparties to fail to meet their obligations because of the high credit rating of the counterparties.

For certain qualifying transactions entered into from January 1, 2004, SMC designates the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income. The amount of hedge ineffectiveness recognized currently in foreign exchange gains was not material for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005. These amounts are reclassified into earnings through gain (loss) on forward exchange contracts when the hedged items impact earnings. Accumulated gains, net of taxes, of ¥11,174 thousand are included in accumulated other comprehensive income at June 30, 2007, and will be reclassified into earnings within twelve months.

No cash flow hedges were discontinued during the six-month period ended June 30, 2007 or the years ended December 31, 2006 and 2005 as a result of forecasted transactions that are no longer probable to occur.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SMC has entered into foreign exchange forward and option contracts designated but not qualified as hedging instruments under SFAS No. 133 as a means of hedging certain foreign currency exposures. SMC records these contracts on the balance sheet at fair value. The changes in fair value of such instruments are recognized currently in earnings and are included in foreign exchange gain.

At June 30, 2007 and December 31, 2006 the fair value of forward and option contracts recognized in other current assets in the accompanying consolidated balance sheets was an asset of ¥87,111 thousand, and ¥84,852 thousand, respectively.

11.	Fair Value of Financial Instruments

The carrying amounts for financial instruments in SMC’s consolidated financial statements at June 30, 2007 and December 31, 2006 approximate their estimated fair values. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, income taxes payable, and other current liabilities (non-derivatives):  The carrying amounts approximate fair value because of the short duration of these instruments.

Foreign exchange forward and option contracts:  The carrying amount is reflective of fair value. The fair value of currency forward and option contracts is estimated based on quotes obtained from financial institutions. At June 30, 2007 and December 31, 2006, fair value of foreign exchange forward contracts of ¥87,111 thousand and ¥84,852 thousand, respectively, was included in other current assets in the accompanying consolidated balance sheets.

Long-term debt, including current maturities and short-term debt:  The fair value of SMC’s long-term debt is estimated by discounting the future cash flows of each instrument by a proxy for rates expected to be incurred on similar borrowings at current rates. Borrowings bear interest based on certain financial ratios that determine a margin over Euroyen TIBOR, and are therefore variable. SMC believes the carrying amount approximates fair value based on the variable rates and currently available terms and conditions for similar debt.

Obligations under capital leases, including current installments:  The carrying amount is reflective of fair value. The fair value of SMC’s capital lease obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to SMC by leasing companies.

12.	Leases

SMC is obligated under various capital leases for certain equipment and other assets that expire at various dates, generally during the next five years. The gross amount of equipment and the related accumulated amortization recorded under capital leases were as follows:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Equipment and vehicles	¥2,430,151	¥2,206,592
Others	520,883	303,799
Less accumulated amortization	(1,192,407)	(920,631)

	¥1,758,627	¥1,589,760

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of assets held under capital leases is included with depreciation and amortization expense. Leased equipment is included in property and equipment (Note 6).

Future minimum capital lease payments as of June 30, 2007 were as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥725,214
2009	582,799
2010	370,043
2011	223,086
2012	111,696
Thereafter	3,421

Total minimum lease payments	2,016,259
Less amount representing interest (at rates ranging from 1.43% to 6.33%)	(57,321)

Present value of minimum capital lease payments	1,958,938
Less current installments	(591,142)

¥1,367,796

The Company leases four principal office and operational premises. SMC headquarters has a three-year lease agreement from August 2004, with a rolling two-year right of renewal that provides for annual rental costs of ¥289,669 thousand. Shop Channel has a 15-year office lease agreement expiring in October 2013 with an annual rental cost of ¥180,924 thousand, a two-year call center lease agreement from March 2006, with a rolling two-year right of renewal, that provides for annual rental costs of ¥181,992 thousand, and a five-year logistics center lease agreement from June 2006, with a rolling two-year right of renewal, that provides for annual rental costs of ¥732,384 thousand.

SMC’s several operating leases primarily for office space that expire over the next 10 years, and a 30-year lease for land that expires in 27 years, result in rent expense for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005 of ¥707,814 thousand, ¥1,187,904 thousand, and ¥445,094 thousand, respectively.

Leases for office space are mainly cancelable upon six months notice. Accordingly, the schedule below detailing future minimum lease payments under non-cancelable operating leases includes the lease costs for the Company’s premises for only a six-month period.

SMC contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. SMC’s historical transponder service contracts were generally ten years in duration, were entered into prior to 2004, and were disclosed by SMC as commitments other than leases (Note 21). In September 2006, one of the transponder providers significantly revised the terms under which they provide transponder capacity. Following a six-month transitional contract period to March 2007, new contracts are now one year in duration and service fees are based on fixed rates. Under the provisions of EITF 01-8 “Determining Whether an Arrangement Contains a Lease”, the contracts renewed under the revised terms are treated as operating leases.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments for the noncancelable portion of operating leases as of June 30, 2007, were as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥1,200,126
2009	4,980
2010	4,980
2011	4,980
2012	4,980
Thereafter	4,980

Total minimum lease payments	¥1,225,026

13.	Debt

Short-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Loans from minority shareholder	¥290,000	¥290,000
Loans from J:COM Finance Co. Ltd.	3,650,000	—

	¥3,940,000	¥290,000

As of June 30, 2007 and December 31, 2006, SMC had outstanding short-term borrowings of ¥290,000 thousand from Zonemedia Enterprises Limited (“Zonemedia”), formerly Zone Vision Enterprises Limited, a 50% shareholder in RTVJ. The borrowings comprise a series of loans pursuant to a shareholder finance agreement entered into between SMC and Zonemedia for the specified purpose of financing RTVJ, a consolidated joint venture. Each of the series of loans bears interest at a rate of 3.5% per annum. These borrowings were subsequently transferred to New Jupiter TV as part of its net assets (Note 1(a)).

As of June 30, 2007, SMC had outstanding short-term borrowings of ¥3,650,000 thousand from J:COM Finance Co., Ltd.. The funds were borrowed under a revolving line of credit of up to ¥6,000,000 thousand in order to repay term borrowings from banks and to facilitate the Company’s subsequent reorganization (see Note 1(a)). The borrowings are repayable in full on December 31, 2007 or earlier upon five days notice by the Company, and bear interest at a rate of 2.15% per annum. These borrowings were subsequently transferred to New JTV as part of its net assets (Note 1(a)).

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Term loan borrowings from banks	¥—	¥2,400,000
Less: current portion	—	(1,600,000)

Long-term debt, excluding current portion	¥—	¥800,000

As of December 31, 2004, the Company had a ¥10,000,000 thousand credit facility (the “Facility”) available for immediate and full borrowing with a group of banks, to be drawn upon until December 25, 2005. That Facility, which was guaranteed by certain of the Company’s subsidiaries, comprised an ¥8,000,000 thousand five-year term loan, and a ¥2,000,000 thousand 364-day revolving facility, which was renewable in June each year. The Company decided in December 2005 not to draw down the remaining available term loan amount and in June 2006 decided not to renew the 364-day revolving facility. In May 2007, the Company made full early repayment of outstanding five-year term loan borrowings. There was no penalty associated with the early repayment of the term loan.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on outstanding five-year term loan borrowings was based on certain financial ratios and could range from Euroyen TIBOR + 0.75% to TIBOR + 2.00%. The interest rates charged at December 31, 2006 for the five-year term loan was 1.163%.

14.	Income Taxes

The components of the provision for income taxes from continuing operations recognized in the consolidated statements of operations were as follows:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Current taxes	¥3,423,069	¥8,730,299	¥6,519,191
Deferred taxes	320,394	586,788	(121,381)

Income tax expense	¥3,743,463	¥9,317,087	¥6,397,810

Amounts provided for income taxes were allocated as follows:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Income taxes on income from continuing operations	¥3,743,463	¥9,317,087	¥6,397,810
Income tax on loss from discontinued operations	(2,627)	(864,190)	(939,904)
Other comprehensive (income) loss	5,838	(26,194)	37,653
Additional paid-in capital by issuance of common stock by equity-method investee	—	—	282,787

Total	¥3,746,674	¥8,426,703	¥5,778,346

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All pre-tax income and income tax expense is related to operations in Japan. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Deferred tax assets:
Net operating loss carryforwards	¥3,172,116	¥1,039,333
Retail inventories	1,145,094	972,366
Equity-method investments	571,120	617,746
Return provision	508,445	335,701
Property and equipment	405,638	331,936
Accrued liabilities	336,902	603,939
Enterprise tax payable	274,592	414,286
Net assets from discontinued operations	46,437	336,498
Others	623,493	523,918

	7,083,837	5,175,723

Less valuation allowance	(4,210,642)	(2,029,740)

Total deferred tax assets	2,873,195	3,145,983

Deferred tax liabilities:
Equity-method investment	(350,304)	(315,916)
Intangibles	(61,035)	(65,104)
Unrealized foreign exchange	(40,456)	(35,384)
Others	(1,797)	(1,795)

Total deferred tax liabilities	(453,592)	(418,199)

Net deferred tax assets	¥2,419,603	¥2,727,784

The valuation allowance for deferred tax assets as of January 1, 2005 was ¥2,165,372 thousand. The net changes in the total valuation allowance for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, were an increase of ¥2,180,902 thousand, an increase of ¥316,955 thousand, and a decrease of ¥452,587 thousand, respectively. Such net changes reflect the effect of net tax expenses of ¥180,446 thousand, ¥383,043 thousand, and ¥123,130 thousand recorded for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively, in the accompanying consolidated statements of operations.

As a result of the acquisition of EPB on March 29, 2007 (Note 2), the Company acquired net operating loss carryforwards of ¥4,829,518 thousand (related deferred tax assets of ¥1,965,131 thousand). However, a full valuation allowance against the acquired deferred tax assets of EPB was provided for as of June 30, 2007, as the Company considered it was not more likely than not that the deferred tax assets would be realized through future taxable income of EPB.

The valuation allowance for deferred tax assets that will be treated as a reduction of goodwill upon subsequent recognition of related tax benefits as of June 30, 2007 amounted to ¥3,959 thousand.

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

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2007, SMC and its subsidiaries had total net operating loss carryforwards attributable to continuing operations for income tax purposes of approximately ¥7,795,813 thousand, which are available to offset future taxable income, if any. SMC and its subsidiaries have elected to be subject to taxation on a stand-alone basis and net operating loss carryforwards may not be utilized against other group company profits. Aggregated net operating loss carryforwards, if not utilized, expire as follows:

Year ending December 31,	(Yen in Thousands)

2007 (six months ended)	—
2008	9,729
2009	700,294
2010	2,089,431
2011	1,119,362
2012	1,931,181
2013	1,300,513
2014	620,107
2015	25,196

¥7,795,813

The Company and its subsidiaries were subject to Japanese National Corporate tax of 30%, an Inhabitant tax of 6% and a deductible Enterprise tax of 7.2%, which in aggregate result in a statutory tax rate of 40.7%. A reconciliation of the Japanese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for continuing operations is as follows:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005

Statutory tax rate	40.7%	40.7%	40.7%
Non-deductible expenses	0.7	0.6	0.6
Change in valuation allowance	2.1	1.7	0.8
Income tax credits	—	(0.5)	(2.9)
Others	0.6	(0.3)	(0.4)

Effective income tax rate for continuing operations	44.1%	42.2%	38.8%

15.	Asset Retirement Obligations

SMC has asset retirement obligations primarily associated with restoration activities to be carried out at the time SMC vacates certain leased premises, accounted for in accordance with SFAS No. 143 and FIN No. 47 (Note 1(m)), which are included in other liabilities in the accompanying consolidated balance sheets. The following table presents the activity for the asset retirement obligations:

	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Balance at beginning of period	¥301,053	¥—
Accrued during the period	—	299,691
Accretion expenses	2,279	1,362

Balance at end of period	¥303,332	¥301,053

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Accrued Pension and Severance Cost

Net periodic cost of the Company and its subsidiaries’ unfunded RAP accounted for in accordance with SFAS No. 87 included the following components:

	Six months ended	Year ended	Year ended
	June 30, 2007	December 31, 2006	December 31, 2005
	(Yen in Thousands)

Service cost — benefits earned during the period	¥52,308	¥92,297	¥65,013
Interest cost on projected benefit obligation	3,807	5,916	5,696
Recognized actuarial loss (gain)	(11,551)	40,139	44,420

Net periodic cost	¥44,564	¥138,352	¥115,129

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 are as follows:

	Six months ended	Year ended
	June 30, 2007	December 31, 2006
	(Yen in Thousands)

Change in projected benefit obligations:
Benefit obligations, beginning of period	¥507,648	¥394,403
Service cost	52,308	92,297
Interest cost	3,807	5,916
Actuarial loss (gain)	(11,551)	40,139
Benefits paid	(11,148)	(25,107)

Projected benefit obligations, end of period	¥541,064	¥507,648

Accumulated benefit obligations, end of period	¥405,179	¥374,752

Actuarial gains and losses are recognized fully in the year in which they occur. The weighted-average discount rate used in determining net periodic cost of the Company and its subsidiaries’ plans was 1.7%, 1.5%, and 2.0% for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. The weighted-average discount rate used in determining benefit obligations as of June 30, 2007 and December 31, 2006 was 1.70% and 1.50%, respectively. Assumed salary increases ranged from 1.00% to 3.99% depending on employees’ age for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (excluding the RAP amounts settled on August 31, 2007, see below):

Twelve months ending 30 June,	(Yen in Thousands)

2008	¥27,165
2009	40,794
2010	44,088
2011	45,992
2012	49,691
Years 2013-2017	310,486

SMC generally uses a measurement date of December 31 for all of its unfunded RAP.

On August 31, 2007, immediately prior to merger with J:Com, New Jupiter TV paid all of its staff employed at that date their RAP entitlement in full on an involuntary termination basis. The amount paid was ¥166,363 thousand. The projected benefit obligations accrued at August 31, 2007 for those staff members was ¥198,154 thousand, resulting in a ¥31,791 thousand gain being realized by New Jupiter TV following the payment. SMC continues to use the RAP system for its staff.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 2, 2007 projected pension obligations of ¥198,154 thousand were included in the net asset transfer to New Jupiter TV pursuant to the reorganization of the Company, discussed in Note 1(a).

In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit EPF plan. The Company contributions to this plan amounted to ¥58,673 thousand, ¥105,747 thousand, and ¥87,408 thousand, for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During 2005, SMC approved the start of a process to withdraw from the EPF plan. At December 31, 2005 the planned withdrawal was considered probable, and therefore the estimated obligation to fund SMC’s share of shortfalls in the EPF plan funding, calculated by the EPF and amounting to ¥170,920 thousand, was accrued as an exit liability at December 31, 2005, and was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2006, SMC had decided not to proceed with a withdrawal from the EPF plan in the near future. Therefore the exit liability accrued at December 31, 2005 was reversed during 2006, with the resulting credit amounting to ¥170,920 thousand included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

17.	Contingencies

In December 2006, the Company’s subsidiary Shop Channel learned from the Japan Fair Trade Commission (“FTC”) of a preliminary decision regarding a product that had been under investigation during 2006 due to their concern that Shop Channel was not able to adequately substantiate certain representations made about the product on the channel. The FTC subsequently finalized a ‘Cease and Desist Order’ on February 1, 2007, which required Shop Channel to make a public announcement stating claims made about the product had given customers the impression that the efficacy of the product was better than it was. Shop Channel determined that the appropriate further action to take following such an order was to offer every customer who purchased the product the opportunity to return the item for a full refund whether they are satisfied with the product or not. Shop Channel made an estimate of the expenses related to taking such action including the refund value and the external administrative and logistics processing costs. The total cost estimate was determined by estimating the expected returns percentage based on previous experience of product returns and recalls. At December 31, 2006 the full estimated refund amount of ¥393,600 thousand and associated processing costs amounting to ¥172,200 thousand, were accrued in accordance with SFAS No. 5, and were included in cost of retail sales, and selling, general and administrative expenses, respectively, in the accompanying consolidated statements of operations.

Subsequent to December 31, 2006, ¥308,087 thousand of costs were actually incurred in relation to these contingency matters, with ¥257,713 thousand recorded as a credit to earnings during the six-month period ended June 30, 2007.

In June 2007, the Company’s subsidiary Shop Channel was notified that a certain product had malfunctioned and might be susceptible to overheating and catching fire. In September 2007, the Company engaged an independent third party to investigate this claim. Through this investigation it was determined that this product did contain a defect and there was the possibility the product could overheat and catch fire, however to the best of the Company’s knowledge no product has actually caught fire or caused any damage. Based on these facts the Company decided to recall this product and notice was given of the recall. The Company estimated the associated recall expenses as approximately ¥673,031 thousand (100% of the units sold plus external administrative costs) of which ¥631,033 thousand was recorded as reduction of retail sales during the six-month period ended June 30, 2007. All inventory on hand was repurchased from the Company by the supplier at cost.

18.	Shareholders’ Equity

The Commercial Code of Japan was revised as the Japanese Corporate Law during 2006 and certain restrictions on the amount that can be paid as a cash dividend have been removed. Dividends can be issued to the extent of retained earnings available at the end of the previous year, and upon preparation of extraordinary

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements, dividends can be issued from current year retained earnings at an extraordinary balance sheet date, subject to retained earnings at year end being positive. There is no longer a requirement to maintain a legal reserve up to 25% of the issued capital.

The Company paid no cash dividends for the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005. The amount immediately available for dividends under the Japanese Corporate Law is based on the unappropriated retained earnings recorded in the Company’s stand-alone statutory books of account, which amounted to ¥0 at June 30, 2007.

On March 5, 2004, the Company transferred ¥8,400,000 thousand of common stock to additional paid in capital (¥6,587,064 thousand) and accumulated deficit (¥1,812,936 thousand). The transfer was approved by the Company’s shareholders in accordance with the Commercial Code of Japan, which allows a company to make a purchase of its own shares, as contemplated in the further transaction noted below, only from specified additional paid in capital or retained earnings reserves. SMC purchased its own shares using the resulting additional paid in capital, and elected at the same time to eliminate its accumulated deficit and generate positive retained earnings on a single entity basis. On a consolidated basis, SMC continued to show an accumulated deficit immediately after that transfer. Such transfer did not impact SMC’s total equity, cash position or liquidity. Had the Company been subject to corporate law generally applicable to United States companies for similar transactions, the retained earnings (deficit) at June 30, 2007 and December 31, 2006 would be ¥1,812,936 thousand less (more) than the amount included in the accompanying consolidated financial statements.

On May 22, 2007, the Company’s shareholders’ meeting resolved to issue one new share of the Company’s common stock to SC on May 23, 2007 for ¥728 thousand, resulting in SC and LGI owning 50.00014% and 49.99986% of the Company, respectively.

19.	Related Party Transactions

SMC engages in a variety of transactions in the normal course of business. Significant related party balances, income and expenditures have been separately identified in the consolidated balance sheets and statements of operations. A list of related parties and a description of main types of transactions with each party follows:

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

InteracTV Co., Ltd, affiliate company: pass through of direct-to-home television programming subscription revenues to SMC, costs of programming and distribution payments for transponder services;

Jupiter Telecommunications Co., Ltd, an affiliated company of Sumitomo Corporation at December 31, 2004, and an indirect consolidated subsidiary of LGI: television programming cable subscription and advertising revenues, costs of programming and distribution for carriage of Shop Channel by cable systems;

Jupiter VOD Co., Inc., affiliate company: services and other revenues from office support services and advertising revenues.

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zonemedia Enterprises Limited and group companies, a 50% shareholder in Reality TV Japan and a subsidiary of LGI: costs of programming, distribution relating to management and royalty fees, purchases of programming, and shareholder loans and interest thereon.

20.	Concentration of Credit Risk

As of June 30, 2007 and December 31, 2006, SkyPerfecTV, an unrelated party, and J:Com, a related party, agent for sales of programming delivered via satellite and most significant cable system operator, respectively, represented concentrations of credit risk for the Company.

For the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, subscription revenues of ¥1,970,853 thousand, ¥3,833,171 thousand, and ¥3,501,730 thousand, respectively, received through SkyPerfecTV, accounted for approximately 42%, 44% and 44%, respectively, of subscription revenues, and 4%, 3%, and 4%, respectively, of total revenues. As of June 30, 2007 and December 31, 2006 SkyPerfecTV accounted for approximately 5% of accounts receivable at each balance sheet date.

For the six-month period ended June 30, 2007 and the years ended December 31, 2006 and 2005, subscription revenues of ¥1,049,469 thousand, ¥1,751,627 thousand, and ¥1,543,063 thousand, respectively, received through J:Com, accounted for approximately 22%, 20%, and 20%, respectively, of subscription revenues, and 2% of total revenues for each period. As of June 30, 2007 and December 31, 2006 J:Com accounted for approximately 2% of accounts receivable at each balance sheet date.

21.	Commitments, Other Than Leases

As of June 30, 2007, SMC has commitments to purchase various program rights as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥1,144,092
2009	949,181
2010	930,225
2011	440,744
2012	—

Total program rights purchase commitments	¥3,464,242

SMC contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. The satellites generally have a fifteen year usable life. SMC channels contract for a portion of the capacity available on a transponder according to the bandwidth needs of individual channels. Those licensed broadcasting companies also contract for uplink services from a third company in order to transmit each channel’s signal to the satellite.

Transponder service contracts have historically been generally ten years in duration. In September 2006, one of the transponder providers significantly revised the terms under which they provide transponder capacity. Following a six-month transitional contract period to March 2007, new contracts are now one year in duration with service fees based on fixed rates. Under the provisions of EITF 01-8, the contracts renewed under the revised terms are treated as operating leases (Note 12).

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

SC MEDIA & COMMERCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, SMC has commitments for uplink services and transponder services under historical service contracts as follows:

Twelve months ending June 30,	(Yen in Thousands)

2008	¥1,186,585
2009	299,748
2010	299,748
2011	299,748
2012	299,748

Total transponder and uplink services commitments	¥2,385,577

22.	Subsequent Event

On October 31, 2007 J:Com (formerly New Jupiter TV, see Note 1(a)) and related companies, and Zonemedia and related companies, signed an agreement to terminate the RTVJ channel service on March 31, 2008, and liquidate the company by June 2008.

Immediately following signing of that agreement, notice was given to RTVJ’s direct-to-home channel packaging alliance partners and SkyPerfecTV that RTVJ programming would be withdrawn from SkyPerfecTV packages on March 31, 2008. The notice was given by JSBC2 a wholly owned satellite broadcasting license holding company through which RTVJ delivers its channel through SkyPerfecTV. This notice complied with the five months notice period imposed by the packaging alliance.

Also on October 31, 2007, a share sale and purchase agreement was entered into between J:Com and an unrelated third party under which J:Com agreed to sell all of the shares of JSBC2 to the third party for ¥700,000 thousand on April 1, 2008. JSBC2 announced to direct-to-home channel packaging alliance partners and SkyPerfecTV that the third party’s channel would take over the positions to be vacated by RTVJ on April 1, 2008.

The closure of RTVJ and the sale of JSBC2 are contemplated transactions and are not expected to have a material impact on the financial position or results of operations of SMC or J:Com.

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

TELENET GROUP HOLDING NV

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005
	(In thousands of Euro)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	5,453	(76,667)
Adjustments for:
Depreciation, amortization and impairment	222,921	206,314
Income taxes	34,232	15,052
Provision for liabilities and charges	11,778	1,698
Increase in allowance for bad debt	(1,352)	3,550
Amortization of financing cost	4,930	9,165
Loss on extinguishment of debt	21,355	13,678
Interest income	(4,569)	(3,420)
Interest expense	93,958	133,511
(Gain)/loss on derivative instruments, net	8,856	(25,802)
Unrealized foreign exchange (gain)/loss, net	(23,580)	40,261
Share based compensation	1,587	2,196
(Gain)/loss on disposal of fixed assets and business	5,977	(147)
Changes in operating assets and liabilities:
Accounts receivable	(6,239)	(17,440)
Other assets	3,351	(5,513)
Unearned revenue	5,135	2,613
Accounts payable	7,833	26,770
Accrued expenses and other current liabilities	(12,235)	10,964

Cash generated from operations	379,391	336,783

Interest paid	(67,974)	(123,984)
Income taxes paid	(69)	(177)

Net cash provided by operating activities	311,348	212,622

CASH FLOWS BY INVESTING ACTIVITIES:
Purchases of property and equipment	(178,857)	(141,088)
Proceeds on disposal of property and equipment	156	453
Purchases of intangibles	(29,069)	(41,925)
Acquisition of subsidiaries	(183,627)	(1,444)
Proceeds from disposal of business	18	—

Net cash used in investing activities	(391,379)	(184,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings	(166,249)	(317,660)
Net proceeds from short term borrowings	5,875	—
Proceeds from long-term borrowings	100,000	105,000
Payments of redemption premiums	(11,230)	(13,341)
Repayments of finance leases	(1,748)	(853)
Proceeds from the issuance of capital, net of offering costs	5,137	264,380
Proceeds received upon exercise of Class A and Class B options	5,059	524
Payments for debt issuance costs	(8,328)	(1,497)

Net cash provided by (used in) financing activities	(71,484)	36,553

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(151,515)	65,171
CASH AND CASH EQUIVALENTS:
Beginning of period	210,359	145,188

End of period	58,844	210,359

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

Impairment of Tangible and Intangible Assets Excluding Goodwill

Assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognised for the amount

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units).

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

Goodwill is tested for impairment annually, or more frequently when there is an indication that it may be impaired. The Company has identified one cash-generating unit to which all goodwill was allocated. If the recoverable amount of the cash-generating unit is less than the carrying amount, the impairment loss is allocated first to reduce the carrying amount of any goodwill and then to the other assets pro rata on the basis of the carrying amount of each asset. An impairment loss recognized for goodwill is not reversed in a subsequent period.

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

Operating Expenses

Operating expenses consist of interconnection costs, network operating and maintenance and repair costs and cable programming costs, including employee costs and related depreciation and amortization charges. The Company capitalizes most of its installation cost, including labor cost. Copyright and license fees paid to the holders of these rights and their agents are the primary component of the Company’s cable programming costs. Other direct costs include costs that the Company incurs in connection with providing its residential and business services, such

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as interconnection charges as well as bad debt expense. Network costs consist of costs associated with operating, maintaining and repairing the Company’s broadband network and customer care costs necessary to maintain its customer base.

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY AND EQUIPMENT

	Land, Buildings			Furniture,
	and Leasehold		Construction in	Equipment
	Improvements	Network	Progress	and Vehicles	Total

Cost
At January 1, 2005	38,242	1,325,072	32,238	26,117	1,421,669
Additions	5,547	—	119,789	17,196	142,532
Transfers	2,677	126,679	(129,356)	—	—
Disposals	—	—	—	(2,145)	(2,145)

At December 31, 2005	46,466	1,451,751	22,671	41,168	1,562,056
Acquisition of subsidiaries	534	15,388	371	129	16,422
Additions	5,805	11,323	170,071	1,327	188,526
Transfers	2,095	147,662	(147,694)	(2,063)	—
Impairment	—	(10,825)	—	—	(10,825)
Disposals	—	(5,871)	—	(1,711)	(7,582)

At December 31, 2006	54,900	1,609,428	45,419	38,850	1,748,597

Accumulated Depreciation
At January 1, 2005	3,835	442,701	—	14,357	460,893
Depreciation charge for the year	2,020	149,986	—	7,077	159,083
Eliminated on Disposal	—	—	—	(1,839)	(1,839)

At December 31, 2005	5,855	592,687	—	19,595	618,137
Depreciation charge for the year	1,659	155,447	—	6,375	163,481
Transfers	—	432	—	(432)	—
Eliminated on Disposal	—	(4,755)	—	(1,645)	(6,400)

At December 31, 2006	7,514	743,811	—	23,893	775,218

Carrying Amount
At December 31, 2006	47,386	865,617	45,419	14,957	973,379

At December 31, 2005	40,611	859,064	22,671	21,573	943,919

Carrying Amount of Finance Leases included in Property and Equipment
At December 31, 2006	17,562	5,384	—	361	23,307

At December 31, 2005	18,256	5,790	—	468	24,514

An impairment of €8,874 was recorded during 2006 for non-recoverable items of equipment.

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL

A reconciliation of the changes in goodwill is depicted below:

	December 31,	December 31,
	2006	2005

Beginning balance	1,012,544	1,027,461
Use of net operating losses acquired in business combinations (Note 13)	(34,292)	(14,917)
Acquisition of subsidiary (Note 22)	174,975	—
Derecognized on disposal of a subsidiary (Note 22)	(4,482)	—

	1,148,745	1,012,544

6.	OTHER INTANGIBLE ASSETS

	Network			Customer
	User Rights	Trade Name	Software	Lists	Other	Total

Cost
At January 1, 2005	136,856	121,000	70,720	67,991	27,756	424,323
Additions	1,311	—	34,632	—	8,859	44,802
Disposals	—	—	—	—	(23,962)	(23,962)

At December 31, 2005	138,167	121,000	105,352	67,991	12,653	445,163
Acquisition of subsidiary	—	—	321	16,741	—	17,062
Additions	2,388	—	20,590	—	11,023	34,001
Disposals	—	—	36	—	(6,657)	(6,621)

At December 31, 2006
Supply contracts	140,555	121,000	126,299	84,732	17,019	489,605

Accumulated Amortization
At January 1, 2005	28,685	30,250	48,589	16,498	19,525	143,547
Charge for the year	10,343	8,067	13,720	6,532	8,569	47,231
Disposals	—	—	—	—	(23,962)	(23,962)

At December 31, 2005	39,028	38,317	62,309	23,030	4,132	166,816
Charge for the year	10,757	8,066	17,339	6,531	5,922	48,615
Disposals	—	—	37	—	(4,676)	(4,639)

At December 31, 2006	49,785	46,383	79,685	29,561	5,378	210,792

Carrying Amount
At December 31, 2006	90,770	74,617	46,614	55,171	11,641	278,813

At December 31, 2005	99,139	82,683	43,043	44,961	8,521	278,347

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

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

			Share Price at
	Number of Options		Exercise Date
Class of Option	Exercised	Exercise Date	(in Euros)

Class B Options	62,877	12/12/05	16.60
Class A Options	285,000	05/12/06	18.20
Class B Options	232,692	05/12/06	18.20
Class B Options	68,533	10/02/06	19.10
Class A Options	30,000	12/22/06	21.69
Class B Options	53,844	12/22/06	21.69

All Plans

A summary of the activity of the Company’s stock options for the years ended December 31, 2006 and 2005 is as follows:

	Outstanding Options
	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2005	1,544,390	7.19
Class B Options granted	1,083,000	8.33
1998 Plan & 1999 Plan options exercised	(44,390)	24.79
Class B Options exercised	(62,877)	8.33

Balance December 31, 2005	2,520,123	7.34
Class A Options exercised	(315,000)	6.67
Class B Options exercised	(355,089)	8.33
Class B Options lapsed	(1,140)	8.33
Class B Options forfeited	(55,380)	8.33

Balance December 31, 2006	1,793,514	7.23

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

			Weighted	Weighted
			Average	Average
	Number of Options	Number of Options	Remaining	Exercise Price
	Outstanding	Exercisable	Contractual Life	(in Euros)

Class A Options	1,185,000	1,185,000	30 months	6.67
Class B Options	608,534	159,989	36 months	8.33

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

Guarantees and Covenants

Obligations under the Senior Notes, Senior Discount Notes and the New Senior Credit Facility are guaranteed and cross-guaranteed by certain subsidiaries of Telenet Group Holding. The obligations are also secured by mortgages and by pledges of certain equity interests, material contracts, and other rights and claims held by certain of Telenet Group Holding’s subsidiaries including, on a consolidated basis, property and equipment of €950,072, intangible assets of €278,813, trade receivables of €105,589 and other current assets of €24,351.

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

18.	EXPENSES BY NATURE

	For the Year Ended December 31,
	2006	2005

Employee benefits:
- Wages, salaries, commissions and social security costs	91,498	89,203
- Share-based payments granted to directors and employees	1,587	2,196
- Other employee benefit costs	21,246	18,854

Employee benefits	114,331	110,253
Depreciation and impairment	174,306	159,084
Amortization	43,118	39,087
Amortization of broadcasting rights	5,497	8,144
Network operating and service costs	247,130	213,137
Advertising, sales and marketing	57,117	49,401
Other costs	35,880	32,202

Total costs and expenses	677,379	611,308

Attributable to:
Continuing operations	669,718	602,338
Discontinued operations	7,661	8,970

	677,379	611,308

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The average number of full time equivalents employed by the Company during the year ended December 31, 2006 was 1,552 (2005: 1,503).

19.	FINANCE COSTS

	For the Year Ended December 31,
	2006	2005

Interest expense (including amortization of financing cost)	98,888	142,676
Interest income	(4,569)	(3,420)

Interest expense, net	94,319	139,256
Net foreign exchange transaction (gains)/losses on financing transactions	(23,580)	40,262
Change in fair value of foreign exchange forward contracts reclassified into earnings (Note 12)	24,517	(43,403)
Change in fair value of derivatives (Note 12)	(15,661)	17,601

Net (Gains)/losses on derivative financial instruments	8,856	(25,802)
Loss on extinguishment of debt	21,355	39,472

Finance costs, net	100,950	193,188

Attributable to:
Continuing operations	100,963	193,208
Discontinued operations	(13)	(20)

	100,950	193,188

20.	INCOME TAX EXPENSE

	For the Year Ended December 31,
	2006	2005

Current tax expense	107	136
Deferred tax expense (Note 13)	34,292	14,917

Income tax expense	34,399	15,053

Attributable to:
Continuing operations	34,283	14,938
Discontinued operations	116	115

	34,399	15,053

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

Acquisition of UPC Belgium

The Company completed the acquisition of 100% of UPC Belgium from LGI on December 31, 2006 for €183,077, net of cash acquired of €22,343. The acquisition was paid for in cash. UPC Belgium is a leading provider

TELENET GROUP HOLDING NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of television and broadband internet in the Brussels and Leuven regions. The acquisition provides the opportunity to expand the Company’s footprint and offer its interactive digital television and telephony products to UPC Belgium’s customers. On a provisional basis, the Company has allocated the consideration paid over the net assets as follows:

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

EXHIBIT INDEX

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A, filed August 24, 2005 (File No. 000-51360)).
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the First Amended and Restated Senior Credit Facility (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K).
4.5	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time, among the Borrowers, Toronto Dominion (Texas) LLC, as facility agent, and other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2006).
4.6	Additional Facility Accession Agreement, dated April 12, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).
4.7	Additional Facility Accession Agreement, dated April 13, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.8	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2006 (File No. 000-51360)).
4.9	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006 (File No. 000-5160)).

4.10	Amendment Letter, dated April 16, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.11	Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (the May 10, 2007 10-Q)).
4.12	Additional Facility Accession Agreement, dated May 11, 2007 among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).
4.13	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.14	Additional Facility Accession Agreement, dated May 18, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
4.15	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and November 19, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K, filed October 10, 2007 (File No. 000-51360)).
4.16	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 10, 2007 10-Q).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 10, 2007 10-Q).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 19, 2005 (File No. 000-51360).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 10, 2007 10-Q).

10.6	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LGI international, Inc., fka Liberty Media International, Inc., the predecessor issuer to the Registrant (LGI International)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LGI International’s common stock, filed July 14, 2004 (File No. 005-79904)).
10.7	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.8	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.9	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1), filed August 11, 2006 (File No. 000-51360), amending the June 2006 8-K (as defined below)).
10.10	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Merger 8-K).
10.11	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.4 to the May 10, 2007 10-Q).
10.12	Form of Restricted Share Units Agreement under the Director Plan for April 20, 2007 grants to directors of the Registrant, John Dick and Paul Gould. *
10.13	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.14	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.15	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.16	Liberty Global, Inc. 2007 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed March 2, 2007 (File No. 000-51360)).
10.17	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LGI International’s Registration Statement on Form S-8, filed June 23, 2004 (File No. 333-116790)).
10.18	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.19	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.20	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).
10.21	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC Annual Report on Form 10-K, filed March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K)).
10.22	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2005 (File No. 000-51360)).

10.23	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K).
10.24	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director (incorporated by reference to Exhibit 10.22 to the 2006 10-K).
10.25	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.26	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.27	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2005 (File No. 000-51360)).
10.28	Form of Aircraft Time Sharing Agreement. *
10.29	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.30	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.31	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.32	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.33	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2007 (the November 8, 2007 10-Q)).
10.34	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.35	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.36	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006 (File No. 000-51360)).
10.37	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2007 (the August 9, 2007 10-Q)).
10.38	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).
10.39	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan). *
10.40	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan. *
10.41	Employment Agreement, dated January 5, 2004, between the Registrant (as assignee of UGC) and Gene W. Schneider (incorporated by reference to Exhibit 10.5 to UGC’s Current Report on Form 8-K, filed January 6, 2004 (File No. 000-49658)).
10.42	Letter from UGC to Gene W. Schneider, dated April 17, 2003 regarding the Split Dollar Life Insurance Agreement included as Exhibit 10.35 below (incorporated by reference to Exhibit 10.87 to UGC’s Amendment No. 10 to its Registration Statement on Form S-1, filed December 11, 2003 (File No. 333-82776) (the UGC Form S-1)).

10.43		Split Dollar Life Insurance Agreement, dated February 15, 2001, between Old UGC, Inc. and Mark L. Schneider, Tina M. Wildes and Carla Shankle, as trustees under The Gene W. Schneider 2001 Trust, dated February 12, 2001 (the Trust) (incorporated by reference to Exhibit 10.88 to the UGC Form S-1).
10.44		Assignment and Assumption Agreement, dated as of August 15, 2007 between Old UGC, Inc. and UGC, together with the Consent to Assignment and Release by the Trust.*
10.45		Second Amended and Restated Stockholders’ Agreement, dated as of August 14, 2007, among the Registrant, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 7 thereof, LGI International, Inc. and Liberty Media International Holdings, LLC, (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report Form 10-Q, filed November 8, 2005 (File No. 000-51360)).
10.46		Form of Tax Sharing Agreement between Liberty Media Corporation and the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to LGI International’s Registration Statement on Form 10, filed May 25, 2004 (File No. 000-50671)).
10.47		Amended and Restated Operating Agreement, dated November 26, 2004 (the Operating Agreement), among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and solely with respect to certain provisions thereof, the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.27 of LGI International’s Annual Report on Form 10-K, filed March 14, 2005 (File No. 0000-50671)).
10.48		First Amendment dated as of May 22, 2007, to the Operating Agreement, among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to certain provisions thereof, the Registrant (incorporated by reference to Registrant’s Current Report on Form 8-K, filed June 26, 2007 (File No. 000-51360)).
10.49		Agreement for the Sale and Purchase of the Share Capital of UPC France SA, dated June 6, 2006, among UPC Broadband France SAS, UPC Broadband Holding, Altice France EST SAS and ENO France SAS (incorporated by reference to Exhibit 2.1 to the June 2006 8-K).
10.50		Agreement for the Sale and Purchase of the Share Capital of NBS Nordic Broadband Services AB (publ), dated April 4, 2006, among UPC Scandinavia Holding BV, UPC Holdco VI BV, UPC Broadband Holding and Nordic Cable Acquisition Company II AB (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2006 (File No. 000-51360)).
10.51		Preemptive Rights Agreement dated as of January 4, 2008, among O3B Networks Limited,
LGI Ventures BV, Gregory Wyler and John Dick. *
10.52		Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks
Limited, LGI Ventures BV, Gregory Wyler and John Dick. *
10.53		Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks
Limited, LGI Ventures BV, Gregory Wyler and Paul Gould. *
21	—	List of Subsidiaries *
23	—	Consent of Experts and Counsel:
23.1		Consent of KPMG LLP *
23.2		Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba *
23.3		Consent of KPMG AZSA & Co. *
23.4		Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba *
31	—	Rule 13a-14(a)/15d-14(a) Certification:
31.1	—	Certification of President and Chief Executive Officer *

31.2		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer) *
31.3		Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer) *
32	—	Section 1350 Certification *

*	Filed herewith