Form 10-Q
period 2008-03-31
Liberty Global, Inc.
filed 2008-05-07
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(303) 220-6600

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 30, 2008 was:
Series A common stock — 162,229,922 shares;
Series B common stock — 7,254,910 shares; and
Series C common stock — 159,246,392 shares.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Three Months Ended March 31, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 4.	CONTROLS AND PROCEDURES	63

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	65
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	67
ITEM 6.	EXHIBITS	68
Form of Restricted Share Units Agreement
Form of Non-Qualified Stock Option Agreement
Form of Stock Appreciation Rights Agreement
Notice to Holders of Stock Options
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Certification of Senior Vice President and Co-Chief Financial Officer
Section 1350 Certification

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,368.7	$2,035.5
Trade receivables, net	918.2	1,003.7
Deferred income taxes	400.0	319.1
Derivative instruments (note 6)	103.9	230.5
Other current assets	357.1	335.8

Total current assets	3,147.9	3,924.6
Restricted cash (note 9)	475.5	475.5
Investments (note 5)	1,439.4	1,171.5
Property and equipment, net (note 8)	11,639.0	10,608.5
Goodwill (note 8)	13,949.9	12,626.8
Intangible assets subject to amortization, net (note 8)	2,652.4	2,504.9
Other assets, net	1,453.8	1,306.8

Total assets	$34,757.9	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31,	December 31,
	2008	2007
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711.3	$804.9
Deferred revenue and advance payments from subscribers and others	973.8	933.8
Current portion of debt and capital lease obligations (note 9)	421.0	383.2
Derivative instruments (note 6)	238.0	116.2
Accrued interest	143.2	341.2
Accrued capital expenditures	166.6	194.1
Other accrued and current liabilities	1,235.9	1,084.1

Total current liabilities	3,889.8	3,857.5
Long-term debt and capital lease obligations (note 9)	19,103.3	17,970.2
Other long-term liabilities	3,125.7	2,508.8

Total liabilities	26,118.8	24,336.5

Commitments and contingencies (note 13)
Minority interests in subsidiaries	2,758.5	2,446.0

Stockholders’ equity (note 10):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 165,814,600 and 174,687,478 shares, respectively	1.7	1.7
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,255,853 and 7,256,353 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 161,413,426 and 172,129,524 shares, respectively	1.6	1.7
Additional paid-in capital	5,577.1	6,293.2
Accumulated deficit	(1,241.6)	(1,319.1)
Accumulated other comprehensive earnings, net of taxes	1,541.7	858.5

Total stockholders’ equity	5,880.6	5,836.1

Total liabilities and stockholders’ equity	$34,757.9	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2008	2007
	in millions, except share and per share amounts

Revenue (note 12)	$2,611.0	$2,106.0

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation of $2.0 million and $2.3 million, respectively) (notes 11 and 12)	1,028.7	877.4
Selling, general and administrative (SG&A) (including stock-based compensation of $38.3 million and $41.2 million, respectively) (notes 11 and 12)	521.9	447.5
Depreciation and amortization	704.1	594.0
Impairment, restructuring and other operating charges (credits), net	(1.5)	5.3

	2,253.2	1,924.2

Operating income	357.8	181.8

Non-operating income (expense):
Interest expense (note 12)	(279.6)	(233.0)
Interest and dividend income	34.8	24.4
Share of results of affiliates, net	2.5	13.6
Realized and unrealized losses on derivative instruments, net (notes 6 and 7)	(335.4)	(10.3)
Foreign currency transaction gains, net	172.6	24.3
Unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	22.0	(71.6)
Other expense, net	(0.4)	(3.0)

	(383.5)	(255.6)

Loss before income taxes and minority interests	(25.7)	(73.8)
Income tax expense	(100.9)	(6.3)
Minority interests in earnings of subsidiaries, net	(29.0)	(56.0)

Net loss	$(155.6)	$(136.1)

Basic and diluted loss per share — Series A, Series B and Series C common stock (note 2)	$(0.45)	$(0.35)

Weighted average common shares outstanding — basic and diluted	343,774,026	391,037,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,
	2008	2007
	in millions

Net loss	$(155.6)	$(136.1)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	723.1	62.0
Unrealized gains on available-for-sale securities	—	2.1
Reclassification adjustment for net losses on available-for-sale securities included in net loss	—	3.4
Unrealized losses on cash flow hedges	(0.4)	(1.0)

Other comprehensive earnings	722.7	66.5

Comprehensive earnings (loss)	$567.1	$(69.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions
Balance at January 1, 2008, before effect of accounting changes	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1
Accounting changes (note 3)	—	—	—	—	233.1	(39.5)	193.6

Balance at January 1, 2008, as adjusted for accounting changes	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7
Net loss	—	—	—	—	(155.6)	—	(155.6)
Other comprehensive earnings, net of tax	—	—	—	—	—	722.7	722.7
Repurchase and cancellation of common stock (note 10)	—	—	(0.1)	(716.1)	—	—	(716.2)
Stock-based compensation, net of taxes (note 11)	—	—	—	12.3	—	—	12.3
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	2.8	—	—	2.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(15.1)	—	—	(15.1)

Balance at March 31, 2008	$1.7	$0.1	$1.6	$5,577.1	$(1,241.6)	$1,541.7	$5,880.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2008	2007
	in millions

Cash flows from operating activities:
Net loss	$(155.6)	$(136.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	40.3	43.5
Depreciation and amortization	704.1	594.0
Impairment, restructuring and other operating charges (credits)	(1.5)	5.3
Amortization of deferred financing costs and non-cash interest	10.5	30.2
Share of results of affiliates, net of dividends	(2.5)	(13.2)
Realized and unrealized losses on derivative instruments, net	335.4	10.3
Foreign currency transaction gains, net	(172.6)	(24.3)
Unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(22.0)	71.6
Deferred income tax expense (benefit)	54.0	(29.1)
Minority interests in earnings of subsidiaries	29.0	55.9
Other non-cash items, net	0.4	5.0
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(172.0)	(50.4)

Net cash provided by operating activities	$647.5	$562.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2008	2007
	in millions

Cash flows from investing activities:
Capital expended for property and equipment	$(519.8)	$(505.2)
Cash paid in connection with acquisitions, net of cash acquired	(53.9)	(39.4)
Proceeds received upon dispositions of assets	22.6	2.0
Other investing activities, net	(8.4)	2.6

Net cash used by investing activities	(559.5)	(540.0)

Cash flows from financing activities:
Repurchase of LGI common stock	(729.7)	(301.6)
Repayments of debt and capital lease obligations	(129.2)	(98.2)
Proceeds from issuance of stock by subsidiaries	4.1	14.2
Borrowings of debt	2.7	6.3
Change in cash collateral	—	10.2
Other financing activities, net	2.0	12.3

Net cash used by financing activities	(850.1)	(356.8)

Effect of exchange rates on cash	95.3	23.6

Net decrease in cash and cash equivalents	(666.8)	(310.5)
Cash and cash equivalents:
Beginning of period	2,035.5	1,880.5

End of period	$1,368.7	$1,570.0

Cash paid for interest	$473.2	$210.4

Net cash paid for taxes	$70.9	$38.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at March 31, 2008 in 15 countries, primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (51.1% at March 31, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at March 31, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (53.4% at March 31, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of derivative instruments, financial instruments and investments, fair values of long-lived assets and any related impairments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2008.

Certain prior period amounts have been reclassified to conform to the current year presentation, including certain cash flows related to our derivative instruments, which have been reclassified in our condensed consolidated statement of cash flows to align with the classification of the applicable underlying hedged cash flows.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(2)	Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss) per share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, nonvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported net losses during the three months ended March 31, 2008 and 2007. Therefore, the dilutive effect at March 31, 2008 and 2007 of (i) the aggregate number of then outstanding options, stock appreciation rights (SARs), and nonvested shares of approximately 26.3 million and 31.1 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 45.9 million and 38.5 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive plans of 11.4 million and 12.1 million, respectively, were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008. Such adoption did not have a material impact on our condensed consolidated financial statements. See note 7.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the fair value method of accounting for certain equity method and available-for-sale investments, and such adoption resulted in (i) an increase to our investments of $280.9 million, (ii) an increase to our long-term deferred tax liabilities of $82.3 million, (iii) a decrease to our accumulated other comprehensive earnings, net of taxes, of $39.5 million and (iv) a decrease to our accumulated deficit of $238.1 million. Our adjustment to accumulated other comprehensive earnings, net of taxes, includes the release of previously-recorded foreign currency translation gains of $4.4 million and unrealized gains on available-for-sale securities of $35.1 million. See note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

EITF 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance for determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or APB No. 12, Omnibus Opinion (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. Effective January 1, 2008, we adopted EITF 06-10, which is applicable to two joint survivor life insurance policies that provide for an aggregate death benefit of $30 million on the lives of one of our directors and his spouse. Such adoption resulted in (i) an increase to our other long-term assets of $21.8 million, (ii) a decrease to our long-term deferred tax liabilities of $2.9 million, (iii) an increase to our other long-term liabilities of $29.7 million and (iv) an increase to our accumulated deficit of $5.0 million.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations, and generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree at the acquisition date, at fair values as of that date. The requirements of SFAS 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also amends SFAS 142, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not completed our analysis of the impact of this standard on our consolidated financial statements.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not completed our analysis of the impact of this standard on disclosures in our consolidated financial statements.

(4)	Acquisitions

2007 Acquisitions

Telenet — During 2007, we increased our ownership interest in Telenet’s ordinary shares from 28.8% as of December 31, 2006 to 51.1% as of December 31, 2007. On February 26, 2007, we obtained regulatory approval to exercise our voting control over Telenet. For financial reporting purposes, we began consolidating Telenet effective January 1, 2007.

JTV Thematics — Sumitomo Corporation (Sumitomo) is the owner of a minority interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority owned subsidiary and the owner of a controlling interest in J:COM. On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our Japanese programming joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consists of the operations that invest in, develop, manage and distribute fee based television programming through cable, satellite and broadband platforms systems in Japan. Following the spin-off of JTV Thematics, Jupiter TV was renamed SC Media & Commerce, Inc. (SC Media). SC Media’s business primarily focuses on the operation of Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel), through which a wide variety of consumer products and accessories are marketed and sold. On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged our interest in SC Media for 45,652,043 shares of Sumitomo common stock. On September 1, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM. The merger of J:COM and JTV Thematics has been treated as the acquisition of JTV Thematics by J:COM.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2007 give effect to (i) the JTV Thematics acquisition and (ii) the third quarter 2007 acquisitions of additional Telenet shares as if such acquisitions had been completed as of January 1, 2007. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

Three months ended
March 31, 2007
in millions, except
per share amounts

Revenue	$2,128.2

Net loss	$(134.1)

Basic and diluted loss per share	$(0.34)

(5)	Investments

The details of our investments are set forth below:

	Carrying amount
	March 31,	December 31,
Accounting Method	2008	2007
	in millions

Fair value (a)	$1,129.8	$—
Equity (b)	284.9	388.6
Cost	24.7	22.1
Available-for-sale	—	760.8

	$1,439.4	$1,171.5

(a)	As further discussed in note 3, we adopted SFAS 159 effective January 1, 2008. Pursuant to SFAS 159, we elected the fair value option for certain of our investments. At March 31, 2008, we used the fair value method to account for our investments in Sumitomo, The News Corporation Limited (News Corp.), Telewizyjna Korporacja Partycypacyjna S.A. and certain other less significant investments. The aggregate fair value of our fair value method investments as of January 1, 2008 was $1,138.8 million.

(b)	At March 31, 2008, investments accounted for using the equity method include our investments in Mediatti Communications, Inc. (Mediatti), Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we have not elected the fair value option for those equity method investments with which LGI and its consolidated subsidiaries have significant related-party transactions. For additional information regarding our fair value method investments, see note 7.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(6)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of certain of J:COM’s derivative instruments, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized losses on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair value of our derivative instrument assets (liabilities), net:

	March 31,	December 31,
	2008	2007
	in millions

Cross-currency and interest rate derivative contracts	$(837.8)	$(280.3)
Equity-related derivatives	331.3	210.8
Foreign exchange contracts	(15.6)	(5.9)
Other	5.0	5.0

Total (a)	$(517.1)	$(70.4)

Current asset	$103.9	$230.5
Long-term asset	508.4	421.7
Current liability	(238.0)	(116.2)
Long-term liability	(891.4)	(606.4)

Total (a)	$(517.1)	$(70.4)

(a)	Excludes the prepaid forward sale of News Corp. Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2008	2007
	in millions

Cross-currency and interest rate derivative contracts	$(460.0)	$(37.9)
Equity-related derivatives (a)	130.3	11.2
Foreign exchange contracts	(5.2)	13.1
Other	(0.5)	3.3

Total	$(335.4)	$(10.3)

(a)	Includes (i) a $119.0 million gain during the 2008 period associated with our share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company, (ii) a gain during the 2007 period associated with the call options we held with respect to Telenet ordinary shares and (iii) gains during the 2008 and 2007 periods associated with the forward sale of the News Corp. Class A common stock.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying hedged cash flows. The classifications of these cash flows are as follows:

	Three months ended
	March 31,
	2008	2007
	in millions

Net cash received (paid) related to derivative instruments:
Operating activities	$32.5	$(23.6)
Financing activities	1.5	6.8

Total	$34.0	$(16.8)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2008 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty	counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	6 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009 — July 2010	€60.0	CZK	1,703.1	5.50%	5.15%
February 2010	105.8		3,018.7	5.50%	4.88%
July 2010	60.0		1,703.1	5.50%	5.33%
September 2012	200.0		5,800.0	5.46%	5.30%

	€425.8	CZK	12,224.9

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2009 — July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€410.0	HUF	118,937.5	5.50%	8.75%
July 2009 — July 2010	410.0		118,937.5	5.50%	7.82%

	€820.0	HUF	237,875.0

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	245.0		1,000.6	5.50%	6.52%

	€490.0	PLN	2,001.2

December 2010	€200.0	RON	709.1	5.50%	10.25%
January 2011	60.0		213.1	5.50%	9.57%

	€260.0	RON	922.2

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	1,240.8		2,024.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.95%

	€1,469.9	CHF	2,379.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$470.3	CLP	260,283.4	LIBOR + 3.0%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2008 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty	counterparty
	in millions
UPC Broadband Holding:
July 2008		€393.5	3 mo. EURIBOR	4.04%
January 2009		210.0	6 mo. EURIBOR	3.58%
January 2009		1,000.0	1 mo. EURIBOR	6 mo. EURIBOR — 0.14%
January 2009		2,640.0	1 mo. EURIBOR + 0.12%	6 mo. EURIBOR
April 2010		1,000.0	6 mo. EURIBOR	3.28%
January 2011		193.5	6 mo. EURIBOR	3.83%
September 2012		500.0	3 mo. EURIBOR	2.96%
December 2013		90.5	6 mo. EURIBOR	3.84%
January 2014		185.0	6 mo. EURIBOR	4.04%
April 2010 — December 2014		1,000.0	6 mo. EURIBOR	4.66%

		€7,212.5

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
December 2014		1,050.0	6 mo. CHF LIBOR	3.47%
January 2011 — December 2014		618.5	6 mo. CHF LIBOR	3.56%
October 2012 — December 2014		711.5	6 mo. CHF LIBOR	3.65%

	CHF	3,710.0

July 2013	CLP	55,350.0	6.68%	6 mo. TAB
July 2008 — July 2013		55,350.0	6.88%	6 mo. TAB

	CLP	110,700.0

January 2009		$1,900.0	1 mo. LIBOR	6 mo. LIBOR — 0.14%

Chellomedia PFH:
December 2013		$89.1	6 mo. LIBOR	4.98%

December 2013		€129.0	6 mo. EURIBOR	4.07%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013		455.0	3 mo. AUD BBSY	6.79%

	AUD	705.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$168.9	3 mo. LIBOR	5.14%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty	counterparty
	in millions
VTR:
July 2013	CLP	55,350.0	6 mo. TAB	7.75%
July 2008 — July 2013		55,350.0	6 mo. TAB	7.80%

	CLP	110,700.0

Telenet NV, an indirect wholly owned subsidiary of Telenet:
September 2008		€25.0	3 mo. EURIBOR	4.49%
September 2010		50.0	3 mo. EURIBOR	4.70%
December 2011		50.0	3 mo. EURIBOR	5.29%

		€125.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly owned subsidiary of Telenet:
September 2009		€31.5	3 mo. EURIBOR	4.52%
September 2012		200.0	3 mo. EURIBOR	4.35%

		€231.5

LGJ Holdings LLC (LGJ Holdings):
November 2012		¥75,000.0	6 mo. TIBOR	1.34%

J:COM:
June 2009		¥6,865.2	3 mo. TIBOR	0.52%
December 2009		8,000.0	3 mo. TIBOR	0.63%
September 2010		3,000.0	3 mo. TIBOR	1.46%
September 2011		2,000.0	6 mo. TIBOR	1.37%
October 2011		10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		19,500.0	6 mo. ¥ LIBOR	1.63%
April 2008 — April 2014		5,000.0	3 mo. TIBOR	1.15%

		¥74,365.2

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Maximum rate
	in millions

Telenet NV:
September 2009	€24.5	4.0%
December 2017	€10.0	6.0%
Telenet Bidco:
September 2013	€250.0	4.75%
September 2014	€600.0	4.65%
September 2015	€650.0	4.75%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

Telenet NV:
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized losses on derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at March 31, 2008:

	Currency		Currency
	purchased		sold
LGI subsidiary	forward		forward		Maturity dates
	in millions
UPC Broadband Holding		€5.7	CZK	144.0	April 2008
UPC Broadband Holding	HUF	4,600.0		€17.7	April 2008
UPC Broadband Holding	PLN	38.0		€10.8	April 2008
UPC Broadband Holding	CHF	59.0		€37.7	April 2008
UPC Broadband Holding	SKK	80.0		€2.5	April 2008
UPC Broadband Holding		$5.6		€3.8	May 2008 — November 2008
J:COM		$31.8		¥3,437.3	April 2008 — October 2010
VTR		$38.9	CLP	19,539.5	April 2008 — February 2009
Telenet NV		$19.5		€13.1	April 2008 — November 2008
Austar Entertainment		$20.7	AUD	27.0	May 2008 — March 2009
Liberty Global Europe Financing BV		$83.5	CLP	37,277.0	June 2008

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(7)	Fair Value Measurements

As further described in note 3, we adopted SFAS 157 and SFAS 159 effective January 1, 2008. We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the €500.0 million ($604.6 million at the transaction date) 1.75% euro-denominated convertible senior notes (the UGC Convertible Notes) issued by our wholly owned indirect subsidiary, UnitedGlobalCom, Inc. (UGC). SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

For our investments in Sumitomo common stock and News Corp. Class A common stock, the fair value measurement is based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuation of these investments falls under Level 1 of the SFAS 157 fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). The inputs used for these investments are almost exclusively based on unobservable inputs derived from our management’s assumptions. Therefore, the valuation of these investments falls under Level 3 of the SFAS 157 fair value hierarchy.

The fair value measurements of our equity-related derivative instruments are based on option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and historical volatilities. The valuation of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (historical volatilities of the underlying equity securities), and therefore such valuation falls under Level 3 of the SFAS 157 fair value hierarchy.

The fair value measurements of our interest rate and foreign currency related derivative instruments are determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of our various interest and foreign currency related derivative instruments. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data and are not altered in performing our valuations. Therefore, the valuation of our interest rate and foreign currency derivative instruments falls under Level 2 of the SFAS 157 fair value hierarchy.

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of SFAS 157. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit ratings and expected stock volatility. The stock volatility input is based on the historical volatility of the LGI Series A and Series C common stock and volatilities of other similar companies. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates, yield curves and credit ratings) and Level 3 inputs (volatility), and therefore the valuation falls under Level 3 of the SFAS 157 fair value hierarchy.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

A summary of the assets and liabilities measured at fair value that are included in our condensed consolidated balance sheet as of March 31, 2008 is as follows:

		Fair value measurements at March 31, 2008 using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
		in millions

Assets:
Derivative instruments	$612.3	$—	$274.1	$338.2
Investments	1,129.8	703.3	—	426.5

	$1,742.1	$703.3	$274.1	$764.7

Liabilities:
UGC Convertible Notes	$830.0	$—	$—	$830.0
Derivative instruments (a)	1,130.9	—	1,122.6	8.3

Total liabilities	$1,960.9	$—	$1,122.6	$838.3

(a)	Includes the embedded derivative component of the prepaid forward sale of News Corp. Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs during the three months ended March 31, 2008 is as follows:

		Equity-related
		derivative	UGC
	Investments	instruments, net	Convertible Notes	Total
		in millions

Balance of asset (liability) at January 1, 2008	$378.0	$199.6	$(902.3)	$(324.7)
Gains included in net loss (a):
Realized and unrealized gains on derivative instruments	—	130.3	—	130.3
Unrealized gains due to changes in fair values of certain investments and debt, net	7.1	—	72.3	79.4
Purchases	7.3	—	—	7.3
Foreign currency translation adjustments	34.1	—	—	34.1

Balance of asset (liability) at March 31, 2008	$426.5	$329.9	$(830.0)	$(73.6)

(a)	All of the gains recognized during the three months ended March 31, 2008 related to assets or liabilities that were still held as of March 31, 2008.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Dividends received from Sumitomo are recognized when declared as a component of interest and dividend income in our condensed consolidated statements of operations.

Our cash equivalents include amounts that are invested in money market funds. We record these funds at the net asset value reported by the investment manager.

(8)	Long-lived Assets

Property and Equipment, Net

The details of property and equipment and the related accumulated depreciation are set forth below:

	March 31,	December 31,
	2008	2007
	in millions

Distribution systems	$15,818.4	$13,839.4
Support equipment, buildings and land	2,148.9	1,926.4

	17,967.3	15,765.8
Accumulated depreciation	(6,328.3)	(5,157.3)

Total property and equipment, net	$11,639.0	$10,608.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

			Release of
			pre-acquisition	Foreign
			valuation allowance	currency
		Acquisition	and other income	translation
	January 1,	related	tax related	adjustments	March 31,
	2008	adjustments	adjustments	and other	2008
	in millions
UPC Broadband Division:
The Netherlands	$1,367.0	$—	$(16.6)	$114.7	$1,465.1
Switzerland	2,519.8	—	—	365.3	2,885.1
Austria	872.4	(1.1)	—	73.3	944.6
Ireland	260.6	—	—	21.9	282.5

Total Western Europe	5,019.8	(1.1)	(16.6)	575.2	5,577.3

Hungary	421.2	—	—	23.0	444.2
Other Central and Eastern Europe	1,109.2	21.1	—	106.4	1,236.7

Total Central and Eastern Europe	1,530.4	21.1	—	129.4	1,680.9

Total UPC Broadband Division	6,550.2	20.0	(16.6)	704.6	7,258.2
Telenet (Belgium)	2,183.0	(0.2)	—	181.5	2,364.3
J:COM (Japan)	2,677.3	42.0	—	299.1	3,018.4
VTR (Chile)	534.3	—	—	74.8	609.1
Corporate and other	682.0	0.7	—	17.2	699.9

Total LGI	$12,626.8	$62.5	$(16.6)	$1,277.2	$13,949.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31,	December 31,
	2008	2007
	in millions

Gross carrying amount:
Customer relationships	$3,063.1	$2,746.3
Other	518.6	507.7

	$3,581.7	$3,254.0

Accumulated amortization:
Customer relationships	$(811.2)	$(655.3)
Other	(118.1)	(93.8)

	$(929.3)	$(749.1)

Net carrying amount:
Customer relationships	$2,251.9	$2,091.0
Other	400.5	413.9

	$2,652.4	$2,504.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(9)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2008
	Weighted	Unused borrowing
	average	capacity (b)			Carrying value (c)
	interest	Borrowing		U.S. $	March 31,	December 31,
	rate (a)	currency		equivalent	2008	2007
		in millions

Debt:
Parent:
LGI Credit Facility	—		$215.0	$215.0	$—	$—
Subsidiaries:
UPC Broadband Holding Bank Facility	5.89%		€1,080.0	1,707.2	7,654.5	7,208.2
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	790.5	729.2
UPC Holding 8.63% Senior Notes due 2014	8.63%		—	—	474.3	437.5
UPC Holding 8.0% Senior Notes due 2016	8.00%		—	—	474.3	437.5
UPC Holding Facility	7.75%		—	—	395.2	364.6
Telenet Credit Facility	7.29%		€400.0	632.3	3,003.7	2,770.8
J:COM Credit Facility	1.23%		¥30,000.0	300.4	497.8	485.1
Other J:COM debt	1.41%		¥18,050.0	180.8	1,122.9	1,010.2
UGC Convertible Notes (d)	1.75%		—	—	830.0	902.3
Sumitomo Collar Loan	1.88%		—	—	937.9	837.8
Austar Bank Facility	8.35%	AUD	90.0	82.2	693.1	678.3
LGJ Holdings Credit Facility	4.16%		—	—	751.1	670.9
VTR Bank Facility (e)	4.38%	CLP	136,391.6	313.1	470.3	470.3
Chellomedia Bank Facility	7.63%		—	—	332.5	313.8
Liberty Puerto Rico Bank Facility	5.14%		$10.0	10.0	168.9	169.3
Other	8.69%		—	—	242.7	263.9

Total debt	5.53%			$3,441.0	18,839.7	17,749.7

Capital lease obligations:
J:COM					569.4	499.7
Telenet					81.4	75.8
Other subsidiaries					33.8	28.2

Total capital lease obligations					684.6	603.7

Total debt and capital lease obligations					19,524.3	18,353.4
Current maturities					(421.0)	(383.2)

Long-term debt and capital lease obligations					$19,103.3	$17,970.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(a)	Represents the weighted average interest rate in effect at March 31, 2008 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 6.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2008 without regard to covenant compliance calculations. At March 31, 2008, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as indicated below. At March 31, 2008, the availability of the unused borrowing capacity of the UPC Broadband Holding Bank Facility and the Telenet Credit Facility was limited by covenant compliance calculations. Based on the March 31, 2008 covenant compliance calculations, the aggregate amount that will be available for borrowing when the March 31, 2008 bank reporting requirements have been completed is €912.7 million ($1,442.8 million) under the UPC Broadband Holding Bank Facility and €348.0 million ($550.1 million) under the Telenet Credit Facility.

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	The UGC Convertible Notes are measured at fair value.

(e)	Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $470.2 million at March 31, 2008, of which $4.7 million is presented as current restricted cash and $465.5 million is presented as long-term restricted cash in our condensed consolidated balance sheet.

(10)	Stockholders’ Equity

Stock Repurchases

In January 2008, our board of directors approved a new stock repurchase program under which we were authorized to acquire from time to time up to $500 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. In February 2008, the authorized amount under this repurchase program was increased by an additional $500 million. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. During the first three months of 2008, we acquired 8,976,307 shares of our LGI Series A common stock at a weighted average price of $37.07 per share and 10,830,583 shares of our LGI Series C common stock at a weighted average price of $35.40 per share, for an aggregate purchase price of $716.2 million, including direct acquisition costs. At March 31, 2008, we were authorized to acquire an additional $344.7 million of our LGI Series A and Series C common stock. During the month of April 2008, we purchased an additional $196.8 million of our LGI Series A and Series C common stock and on May 1, 2008, the authorized amount of the existing repurchase program was increased by $500 million.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(11)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended
	March 31,
	2008	2007
	in millions

LGI Series A, Series B and Series C common stock:
LGI performance-based incentive plans	$27.3	$28.9
Stock options, SARs, restricted stock and restricted stock units	9.7	12.5

Total LGI Series A, Series B and Series C common stock	37.0	41.4
Other	3.3	2.1

Total	$40.3	$43.5

(12)	Related Party Transactions

The details of our related party transactions are set forth below:

	Three months ended
	March 31,
	2008	2007
	in millions

Revenue earned from related parties of:
J:COM (a)	$21.6	$11.8
LGI and consolidated subsidiaries other than J:COM (b)	2.9	1.9

Total LGI	$24.5	$13.7

Operating expenses charged by related parties of:
J:COM (c)	$10.3	$16.1
LGI and consolidated subsidiaries other than J:COM (d)	6.2	4.6

Total LGI	$16.5	$20.7

SG&A expenses charged by (to) related parties of: Total LGI
J:COM (e)	$4.2	$2.6
LGI and consolidated subsidiaries other than J:COM (f)	(0.3)	—

Total LGI	$3.9	$2.6

Interest expense charged by related parties of J:COM (g):	$3.5	$2.8

Capital lease additions — related parties of J:COM (h)	$37.8	$36.0

(a)	J:COM provides programming, construction, management, administrative and distribution services to certain of its and LGI’s affiliates. In addition, J:COM sells construction materials to certain of such affiliates and receives distribution fees from SC Media.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

(b)	Amounts consist primarily of management, advisory and programming license fees, call center charges and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates and (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with certain subsidiaries of Sumitomo.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to certain subsidiaries of Sumitomo.

(f)	Amount represents the reimbursement of marketing and director fees from an equity affiliate of Austar.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries of Sumitomo. At March 31, 2008 and December 31, 2007, capital lease obligations of J:COM aggregating ¥47.1 billion ($471.7 million) and ¥46.0 billion ($460.6 million), respectively, were owed to these Sumitomo entities.

(13)	Commitments and Contingencies

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

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. We have reflected the $1.5 million fair value of this put option at March 31, 2008 in other current liabilities in our condensed consolidated balance sheet.

The minority owner of Sport 1 Holding Zrt (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport 1 to one of our subsidiaries each year between January 1 and January 31,

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the then fair value of the minority owner’s interest in Sport 1. In the event the then fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After such three month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash. At March 31, 2008, the fair value of the Sport 1 interest subject to the put and call rights was not significant.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at March 31, 2008. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

O3B Networks Limited (O3B), a start-up company headquartered in Jersey, United Kingdom in which we have a convertible preferred equity interest, has the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million ($16.4 million).

Guarantees and Other Credit Enhancements

At March 31, 2008, J:COM guaranteed ¥7.1 billion ($71.1 million) of debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2008 to 2018.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Courts’ decision to the Court of Appeals on March 12, 2008.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision has been recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. We have not adjusted the provision as a result of the December 19, 2007 District Court decision in the 2006 Cignal Action, because the plaintiffs have filed an appeal of that decision.

Class Action Lawsuits Relating to the LGI Combination — In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International, Inc. (LGI International), our predecessor and one of our subsidiaries, of the agreement and plan of merger for the combination of the two companies under LGI (the LGI Combination). The defendants named in these actions include UGC, former directors of UGC, and LGI International. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Chancery Court was formally

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

advised that the parties had reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to the plaintiff’s counsel). A stipulation of settlement dated February 19, 2008, as amended on February 29, 2008, setting forth the terms of the settlement and release of claims was filed with the Delaware Chancery Court on February 29, 2008. The stipulation of settlement is subject to customary conditions, including Court approval following notice to class members and a hearing by the Court to determine the fairness, adequacy and reasonableness of the settlement, and entry of an agreed upon final judgment. The hearing has been scheduled for May 16, 2008. If the Court determines not to approve the settlement, the stipulation of settlement will terminate. In light of our binding agreement to settle this litigation, we recorded a provision of $25 million during the fourth quarter of 2007, representing our estimate of the loss that we expect to incur upon the ultimate resolution of this matter.

Telenet Partner Network Negotiations — At March 31, 2008, Telenet provided services over broadband networks owned by Telenet and a broadband network (the Telenet Partner Network) owned by four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” with the networks owned by Telenet accounting for approximately 70% of the aggregate homes passed by the combined networks and the Telenet Partner Network accounting for the remaining 30%. Telenet has been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet is seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions were complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Telenet learned that the PICs intended to launch certain digital interactive services in breach of Telenet’s exclusive right to provide point-to-point services on the Telenet Partner Network and therefore lodged summary proceedings with the President of the Court of First Instance of Brussels to protect its rights. On July 5, 2007, the President issued an injunction, prohibiting the PICs from offering video-on-demand and other interactive services on the Telenet Partner Network. The PICs appealed the court decision on July 28, 2007. However, in view of the agreement-in-principle that Telenet concluded with the PICs in November 2007 (described below), the PICs have agreed to temporarily suspend their appeal proceedings. It is possible that these proceedings could be reinitiated in the future. If the appeal were to be determined in a manner unfavorable to Telenet, Telenet’s operations and revenue are likely to be adversely affected, although the extent of such adverse effect is difficult to predict at this time.

On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet for purchase consideration of €170 million ($269 million). Among other matters, the agreement-in-principle provides that the PICs would remain the legal owners of the cable network, and that Telenet would receive full rights to use the network under a long-term lease for a period of 38 years via a user right in rem, for which it will pay annual fees in addition to the fees payable under the existing structure. It is also provided that the PICs will subsequently be able to use limited bandwidth for certain public interest services.

On December 26, 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, lodged summary proceedings with the President of the Court of First Instance of Antwerp with a view to obtaining a provisional injunction preventing the PICs from effecting the agreement-in-principle. Belgacom’s claim is based on the allegation that the PICs should have organized a market consultation prior to entering into the agreement-in-principle. The PICs are challenging this allegation, and Telenet intervened in this litigation in order to protect its interests. Belgacom also sent a letter expressing their interest in making a competing offer to the PICs and have started a procedure on the merits claiming the annulment of the agreement-in-principle. This procedure could last for years. On March 11, 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

and, accordingly, ordered the PICs to refrain from any act implementing the agreement-in-principle pending the procedure on the merits. Telenet has appealed the March 11, 2008 ruling.

In parallel, Belgacom filed a complaint with the Government Commissioner who needs to make a decision whether the Board approvals of the PICs of the agreement-in-principle should be suspended. For now, the Government Commissioner and the Flemish Home Secretary Minister have not deemed it necessary to suspend the agreement-in-principle in light of the pending legal proceedings. Furthermore, Belgacom also initiated a suspension and annulment procedure before the Council of State against these Board approvals. The outcome of the suspension procedure is expected in the coming months. The final judgment in the annulment case is expected to take more than one year.

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

UPC NL appealed the OPTA decisions on April 28, 2006 with the highest administrative court. On July 24, 2007, the court rendered its decision with respect to the appeal, whereby the court annulled the OPTA decision in relation to market 18 because OPTA was not able to demonstrate that the remedies were proportionate. On December 21, 2007, OPTA issued a new decision in relation to market 18, which decision became effective on January 1, 2008. This decision imposes exactly the same obligation on UPC NL as the previous decision while at the same time purporting to address the proportionality concerns of the court. In January 2008, UPC NL filed an appeal against this new decision. A hearing on the appeal has been scheduled for September 2008.

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

On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. On August 1, 2007, VTR received formal written notice from the FNE that Liberty Media’s acquisition of the DirecTV interest

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

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

(14)	Segment Reporting

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provision for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our consolidated loss before income taxes and minority interests is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

• The Netherlands

• Switzerland

• Austria

• Ireland

• Hungary

• Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business communications (B2B) services and J:COM provides certain programming services. At March 31, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar (which we report in our corporate and other category), GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

	Three months ended March 31,
	2008		2007
		Operating		Operating
	Revenue	cash flow	Revenue	cash flow
	in millions

Performance Measures
UPC Broadband Division:
The Netherlands	$301.1	$168.6	$252.0	$128.0
Switzerland	252.4	132.6	207.3	103.3
Austria	139.8	68.7	120.0	57.7
Ireland	88.4	33.9	73.7	22.6

Total Western Europe	781.7	403.8	653.0	311.6

Hungary	100.0	51.1	90.0	44.4
Other Central and Eastern Europe	234.9	118.9	183.5	88.6

Total Central and Eastern Europe	334.9	170.0	273.5	133.0

Central and corporate operations	2.7	(59.9)	5.4	(55.2)

Total UPC Broadband Division	1,119.3	513.9	931.9	389.4
Telenet (Belgium)	374.4	174.9	300.1	136.9
J:COM (Japan)	679.3	283.6	533.3	218.3
VTR (Chile)	186.5	75.6	145.4	54.5
Corporate and other	275.2	52.7	215.8	25.5
Intersegment eliminations	(23.7)	—	(20.5)	—

Total consolidated LGI	$2,611.0	$1,100.7	$2,106.0	$824.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to loss before income taxes and minority interests:

	Three months ended
	March 31,
	2008	2007
	in millions

Total segment operating cash flow	$1,100.7	$824.6
Stock-based compensation expense	(40.3)	(43.5)
Depreciation and amortization	(704.1)	(594.0)
Impairment, restructuring and other operating credits (charges), net	1.5	(5.3)

Operating income	357.8	181.8
Interest expense	(279.6)	(233.0)
Interest and dividend income	34.8	24.4
Share of results of affiliates, net	2.5	13.6
Realized and unrealized losses on derivative instruments, net	(335.4)	(10.3)
Foreign currency transaction gains, net	172.6	24.3
Unrealized gains (losses) due to changes in fair values of certain investments and debt, net	22.0	(71.6)
Other expense, net	(0.4)	(3.0)

Loss before income taxes and minority interests	$(25.7)	$(73.8)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended
	March 31,
	2008	2007
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$301.1	$252.0
Switzerland	252.4	207.3
Austria	139.8	120.0
Ireland	88.4	73.7
Hungary	100.0	90.0
Romania	57.7	57.2
Czech Republic	70.1	52.6
Poland	73.4	49.5
Slovakia	18.0	14.4
Slovenia	15.7	9.8
Central and corporate operations (a)	2.7	5.4

Total UPC Broadband Division	1,119.3	931.9
Belgium	374.4	300.1
Chellomedia (b)	105.8	76.1

Total Europe	1,599.5	1,308.1

Japan	679.3	533.3

The Americas:
Chile	186.5	145.4
Other (c)	32.0	34.8

Total — The Americas	218.5	180.2

Australia	137.4	104.9

Intersegment eliminations	(23.7)	(20.5)

Total consolidated LGI	$2,611.0	$2,106.0

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2007 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 and 2007.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2008.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2007 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband internet services and our average revenue per household;

•	the outcome of any pending or threatened litigation;

•	Telenet’s ability to favorably resolve negotiations and litigation with respect to the Telenet Partner Network;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at March 31, 2008 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (51.1% at March 31, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at March 31, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (53.4% at March 31, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

As further described in note 4 to our condensed consolidated financial statements, we completed (i) the acquisition of JTV Thematics, the thematics channel business of SC Media, through the September 1, 2007 merger of JTV Thematics with J:COM and (ii) certain other less significant acquisitions in Europe and Japan since the beginning of 2007 that impact the comparability of our 2008 and 2007 results.

From a strategic perspective, we are seeking to build broadband communications and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined in note 14 to our condensed consolidated financial statements). As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

From an operational perspective, we focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations, acquisitions and dispositions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video-on-demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2008, our consolidated subsidiaries owned and operated networks that passed 30,695,000 homes and served 24,382,600 revenue generating units (RGUs), consisting of 14,701,500 video subscribers, 5,585,900 broadband internet subscribers and 4,095,200 telephony subscribers.

Including the effects of acquisitions, we added a total of 347,900 RGUs during the first quarter of 2008. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, we added 301,600 RGUs during the first quarter of 2008, as compared to 357,000 RGUs that were added on an organic basis during the first quarter of 2007. Our organic RGU growth during the first quarter of 2008 is attributable to the growth of our broadband internet services, which added 181,900 RGUs, and our digital telephony services, which added 177,100 RGUs. We experienced a net organic decline of 57,400 video RGUs during the first quarter of 2008, as decreases in our analog cable RGUs of 346,300 and our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 4,000 were not fully offset by increases in our digital cable RGUs of 271,800 and our DTH video RGUs of 21,100.

We are experiencing increasing competition in all of our broadband communications markets, particularly in the Netherlands, Austria, Romania, Hungary, the Czech Republic and other parts of Europe. This increasing competition has contributed to (i) a decline in the organic growth rate for our consolidated revenue from 9.3% during the year ended December 31, 2007 to 6.0% during the first quarter of 2008, (ii) a decrease in the number of our consolidated net organic RGU additions during the first quarter of 2008, as compared to the corresponding prior year period, due in large part to declines in subscriber retention rates in certain European markets, (iii) slight organic declines in RGUs in Austria, the Netherlands and the Czech Republic during the first quarter of 2008, (iv) slight organic declines in revenue in Austria, Romania and Hungary during the first quarter of 2008, as compared to the corresponding prior year period, and (v) organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in Austria, Hungary, the Czech Republic, Romania, Slovenia and Chile during the first quarter of 2008, as compared to the corresponding prior year period. During the first quarter of 2008, the negative impact of the continuing decline of ARPU from internet and telephony services was mitigated somewhat by improvements in our RGU mix and the implementation of rate increases for video and, to a lesser extent, other product offerings in certain of our broadband communications markets. We believe that we will continue to be challenged to maintain or improve recent historical organic revenue and RGU growth rates in future periods as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. Although we monitor and respond to competition in each of our markets, no assurance can be given that our efforts to improve our competitive position will be successful, and accordingly, that we will be able to reverse negative trends such as those described above. For additional information concerning the revenue trends of our reportable segments, see Discussion and Analysis of our Reportable Segments below.

Despite the competitive pressures that we experienced during the first quarter of 2008, we were able to control our operating and SG&A expenses such that we experienced expansion in the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments, as compared to the operating cash flow margins we achieved during the corresponding 2007 period. No assurance can be given that we will be able to continue to expand our operating cash flow margins in future periods. For additional information, see the discussion of the operating and SG&A expenses and the operating cash flow margins of our reportable segments under Discussion and Analysis of our Reportable Segments below.

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

Effective January 1, 2008, we adopted SFAS 157. SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. As of March 31, 2008, we used unobservable, or Level 3, inputs for approximately 2% of our assets and approximately 3% of our liabilities and we therefore believe that variations in our unobservable inputs would not have a material impact on our results of operations, liquidity or capital resources. For additional information regarding our fair value measurements, see note 7 to our condensed consolidated financial statements.

Material Changes in Results of Operations

The comparability of our operating results during the 2008 and 2007 interim periods is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 38.5% and 26.0% of our U.S. dollar revenue during the first quarter of 2008 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see the table presented under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each business’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming services. At March 31, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated loss before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2008, as compared to the corresponding prior year period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2008 and 2007 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, programming revenue and amounts received for CLEC and other B2B services. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers for ongoing services, excluding installation fees and mobile telephony revenue.

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

Revenue of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$301.1	$252.0	$49.1	19.5	4.4
Switzerland	252.4	207.3	45.1	21.8	5.2
Austria	139.8	120.0	19.8	16.5	1.9
Ireland	88.4	73.7	14.7	19.9	4.8

Total Western Europe	781.7	653.0	128.7	19.7	4.2

Hungary	100.0	90.0	10.0	11.1	(0.2)
Other Central and Eastern Europe	234.9	183.5	51.4	28.0	8.2

Total Central and Eastern Europe	334.9	273.5	61.4	22.4	5.5

Central and corporate operations	2.7	5.4	(2.7)	(50.0)	(61.0)

Total UPC Broadband Division	1,119.3	931.9	187.4	20.1	4.2
Telenet (Belgium)	374.4	300.1	74.3	24.8	9.0
J:COM (Japan)	679.3	533.3	146.0	27.4	12.3
VTR (Chile)	186.5	145.4	41.1	28.3	9.8
Corporate and other	275.2	215.8	59.4	27.5	13.0
Intersegment eliminations	(23.7)	(20.5)	(3.2)	(15.6)	(1.3)

Total consolidated LGI	$2,611.0	$2,106.0	$505.0	24.0	8.3

The Netherlands.  The Netherlands’ revenue increased $49.1 million or 19.5% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, the Netherlands’ revenue increased $11.1 million or 4.4%. This increase is attributable to an increase in subscription revenue, due to (i) higher ARPU and (ii) a higher number of average RGUs during the 2008 period, as compared to the corresponding prior year period. ARPU was higher during the 2008 period, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of telephony, broadband internet and digital cable RGUs, (ii) January 2008 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from premium digital services and products, were only partially offset by the negative impacts of (a) increased competition and (b) lower telephony call volumes. The increase in average RGUs, which includes the negative impact of a slight organic decline in the Netherlands’ total RGUs during the first quarter of 2008, is attributable to increases in average telephony, broadband internet and digital cable RGUs that were only partially offset by a decline in average analog cable RGUs. The decline in the Netherlands’ average analog cable RGUs is largely due to the effects of increasing competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in the Netherlands’ subscription revenue during the 2008 period as compared to the corresponding period in 2007, was partially offset by a decrease in non- subscription revenue, primarily attributable to (i) lower revenue from installation fees as a result of higher discounting and lower subscriber additions and (ii) a decrease in revenue from B2B services due in part to increased competition.

Switzerland.  Switzerland’s revenue increased $45.1 million or 21.8% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, Switzerland’s revenue increased $10.8 million or 5.2%. Most of this increase is attributable to an increase in subscription revenue, due to (i) a higher number of average RGUs and (ii) somewhat higher ARPU during the 2008 period. The increase in average RGUs is attributable to increases in average digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in average analog cable RGUs. ARPU was somewhat higher during the 2008 period, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2008 price increase for analog cable services and (iii) Switzerland’s digital migration efforts were only partially offset by the negative impacts of (a) increased competition, (b) a lower-priced tier of digital cable services and a decrease in the rental price charged for digital cable set top boxes that Switzerland began offering during the second quarter of 2007 to comply with the regulatory framework established by the Swiss Price Regulator in November 2006, (c) lower telephony call volumes and (d) customers selecting lower-priced tiers of broadband internet services.

Austria.  Austria’s revenue increased $19.8 million or 16.5% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $6.8 million increase that is attributable to the impact of the October 2007 Tirol acquisition. Excluding the effects of the Tirol acquisition and foreign exchange rate fluctuations, Austria’s revenue decreased $4.6 million or 3.8%. This decrease is attributable to a decrease in subscription revenue, as the negative impact of lower ARPU was only partially offset by a slightly higher number of average RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the increasing competition we are experiencing in Austria, includes declines in revenue from broadband internet and telephony services that were only partially offset by an increase in revenue from video services. The increase in average RGUs, which includes the negative impact of a slight organic decline in Austria’s total RGUs during the first quarter of 2008, is attributable to increases in average digital cable, telephony and broadband internet RGUs that were only partially offset by a decline in average analog cable RGUs. ARPU decreased during the 2008 period as compared to the corresponding period in 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of digital cable and broadband internet RGUs, and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet service, (c) lower telephony call volumes, (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit switched telephony service, and (e) the introduction of a lower priced digital cable tier. Non-subscription revenue in Austria was relatively unchanged during the 2008 and 2007 periods, as a decrease in installation revenue was offset by individually insignificant increases in other components of non — subscription revenue.

Ireland.  Ireland’s revenue increased $14.7 million or 19.9% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations,

Ireland’s revenue increased $3.5 million or 4.8%. This increase is attributable to an increase in subscription revenue as a result of higher average RGUs and slightly higher ARPU during the 2008 period, as compared to the corresponding period in 2007. The increase in average RGUs, which includes the negative impact of a slight organic decline in Ireland’s video RGUs during the first quarter of 2008, primarily is attributable to increases in the average number of broadband internet, digital cable and telephony RGUs that were only partially offset by a decline in average analog cable RGUs. ARPU increased during the 2008 period as compared to the corresponding period in 2007, as the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable and telephony RGUs and (ii) a January 2008 price increase for certain analog cable and MMDS video services were only partially offset by the negative effects of (a) increased competition and (b) a higher proportion of broadband internet customers selecting lower-priced tiers of service.

Hungary.  Hungary’s revenue increased $10.0 million or 11.1% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, Hungary’s revenue decreased $0.1 million or 0.2%. This decrease is attributable to a decrease in subscription revenue, as the negative impact of lower ARPU was only partially offset by a higher number of average RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the increasing competition we are experiencing in Hungary, includes a decline in revenue from video services that was only partially offset by increases in revenue from broadband internet and telephony services. The increase in average RGUs is attributable to increases in average broadband internet, telephony and, to a lesser extent, DTH RGUs that were only partially offset by a decline in average analog cable RGUs. Hungary is continuing to experience organic declines in analog cable RGUs, primarily due to the effects of competition from an alternative DTH provider. ARPU declined during the 2008 period as compared to the corresponding period in 2007, as the positive effects of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband internet RGUs, and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and DTH video services and (c) lower telephony call volume. An increase in B2B and other non-subscription revenue offset most of the decrease in Hungary’s subscription revenue during the 2008 period.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $51.4 million or 28.0% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes $4.9 million attributable to the aggregate impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $10.2 million or 5.5%. This increase primarily is attributable to an increase in subscription revenue as a result of higher average RGUs during the 2008 period, as compared to the 2007 period. The increase in average RGUs during the first three months of 2008 is attributable to increases in average broadband internet RGUs (mostly in Poland, Romania and the Czech Republic) and telephony RGUs (mostly related to the expansion of VoIP telephony services in the Czech Republic, Poland and Romania), that were only partially offset by a decline in average video RGUs. The decline in average video RGUs is attributable to decreases in Romania and, to a much lesser extent, the Czech Republic and Slovakia that were only partially offset by small increases in Poland and Slovenia. ARPU in our Other Central and Eastern Europe segment remained relatively flat during the 2008 period as compared to the corresponding period in 2007, as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable and broadband internet RGUs and (ii) January 2008 rate increases for video services in certain countries were offset by the negative effects of (a) increased competition and (b) a higher proportion of broadband internet subscribers selecting lower-priced tiers.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania and the Czech Republic. In the case of the Czech Republic, the competition has contributed to declines in (i) video and overall RGUs, (ii) ARPU from all product categories and (iii) revenue from video services during the first three months of 2008, as compared to the corresponding prior year period. In Romania, the competition has contributed to declines in (i) ARPU and (ii) video and overall revenue during the first quarter of 2008, as compared to the corresponding prior year period. We expect that we will continue to experience significant competition in future periods in Romania, the Czech Republic and our Other Central and Eastern Europe markets.

Telenet.  Telenet’s revenue increased $74.3 million or 24.8% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes $1.7 million attributable to the impact of an acquisition. Excluding the effects of foreign exchange rate fluctuations and an acquisition, Telenet’s revenue increased $25.4 million or 8.5%. Most of this increase is attributable to an increase in subscription revenue as a result of higher average RGUs, as compared to the corresponding period in 2007. The increase in average RGUs primarily is attributable to an increase in the average number of digital cable, broadband internet and telephony RGUs that was only partially offset by a decline in the average number of analog cable RGUs. ARPU remained relatively unchanged during the 2008 period, as the positive effects of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) price increases for analog cable, broadband internet and telephony services and (iii) an increase in revenue from premium digital cable services, such as video-on-demand, were offset by the negative impacts of (a) increased competition and (b) flat-rate telephony calling plans. We continue to believe that Telenet’s full year organic revenue growth rate for 2008 will fall within a range of 5% to 6%. This growth rate reflects, among other factors, the effect of anticipated declines in Telenet’s revenue from set top box sales and interconnect fees in 2008, as compared to 2007. No assurance can be given that actual results in future periods will not differ materially from our expectations.

J:COM (Japan).  J:COM’s revenue increased $146.0 million or 27.4% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $27.7 million increase that is attributable to the aggregate impact of the September 2007 acquisition of JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s revenue increased $37.8 million or 7.1%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of telephony, broadband internet and video RGUs during the 2008 period. ARPU remained relatively unchanged during the 2008 period as compared to the corresponding period in 2007, as the positive effects of (i) a higher proportion of digital cable RGUs and (ii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes.

VTR (Chile).  VTR’s revenue increased $41.1 million or 28.3% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, VTR’s revenue increased $14.2 million or 9.8%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of broadband internet, telephony and video RGUs during the 2008 period. ARPU decreased somewhat during the 2008 period as compared to the corresponding period in 2007, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable RGUs and (ii) the migration of certain telephony subscribers to a fixed-rate plan was more than offset by the negative effects of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services and (c) lower call volumes for telephony subscribers that remain on a usage-based plan.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	March 31,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$96.0	$87.7	$8.3	9.5	(4.3)
Switzerland	77.4	70.3	7.1	10.1	(5.0)
Austria	48.2	43.6	4.6	10.6	(3.3)
Ireland	42.2	39.0	3.2	8.2	(5.4)

Total Western Europe	263.8	240.6	23.2	9.6	(4.5)

Hungary	37.3	33.5	3.8	11.3	(0.3)
Other Central and Eastern Europe	86.1	68.2	17.9	26.2	7.8

Total Central and Eastern Europe	123.4	101.7	21.7	21.3	5.2

Central and corporate operations	17.7	19.2	(1.5)	(7.8)	(18.4)

Total UPC Broadband Division	404.9	361.5	43.4	12.0	(2.5)
Telenet (Belgium)	139.1	113.8	25.3	22.2	6.9
J:COM (Japan)	261.1	212.5	48.6	22.9	8.3
VTR (Chile)	71.8	62.0	9.8	15.8	(0.8)
Corporate and other	172.1	146.2	25.9	17.7	4.3
Intersegment eliminations	(22.3)	(20.9)	(1.4)	(6.7)	6.3

Total operating expenses excluding stock-based compensation expense	1,026.7	875.1	151.6	17.3	2.7

Stock-based compensation expense	2.0	2.3	(0.3)	(13.0)

Total consolidated LGI	$1,028.7	$877.4	$151.3	17.2

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

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $43.4 million or 12.0% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $4.2 million increase attributable to the aggregate impact of Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s operating expenses decreased $13.3 million or 3.7%, primarily due to the net effect of the following factors:

•	A decrease in personnel costs of $6.6 million or 11.4% during the 2008 period, due largely to decreased staffing levels, particularly in (i) the Netherlands, in connection with the integration of certain components of the Netherlands’ operations, and (ii) Switzerland, in connection with the increased usage of third parties to manage excess call volume; and

•	Other individually insignificant net decreases.

Telenet (Belgium).  Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $25.3 million or 22.2%, during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $0.8 million increase that is attributable to an acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Telenet’s operating expenses increased $7.1 million or 6.2%. This increase is primarily attributable to (i) an increase in programming and related costs of $3.3 million or 26.8% as a result of growth in the number of video RGUs and demand for premium services and (ii) other individually insignificant net increases.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $48.6 million or 22.9%, during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $10.4 million increase that is attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s operating expenses increased $7.2 million or 3.4%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes the following factors:

•	An increase in programming and related costs of $3.4 million or 5.6%, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services; and

•	An increase in personnel costs of $3.0 million or 8.2%, primarily due to higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $9.8 million or 15.8%, during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, VTR’s operating expenses remained relatively unchanged during the 2008 period, as higher interconnect costs were offset by individually insignificant net decreases in other operating expense categories.

SG&A Expenses of our Reportable Segments

					Increase
	Three months ended				(decrease)
	March 31,		Increase (decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$36.5	$36.3	$0.2	0.6	(12.3)
Switzerland	42.4	33.7	8.7	25.8	8.9
Austria	22.9	18.7	4.2	22.5	7.7
Ireland	12.3	12.1	0.2	1.7	(10.9)

Total Western Europe	114.1	100.8	13.3	13.2	(1.3)

Hungary	11.6	12.1	(0.5)	(4.1)	(13.9)
Other Central and Eastern Europe	29.9	26.7	3.2	12.0	(4.6)

Total Central and Eastern Europe	41.5	38.8	2.7	7.0	(7.5)

Central and corporate operations	44.9	41.4	3.5	8.5	(5.4)

Total UPC Broadband Division	200.5	181.0	19.5	10.8	(3.6)
Telenet (Belgium)	60.4	49.4	11.0	22.3	6.6
J:COM (Japan)	134.6	102.5	32.1	31.3	15.7
VTR (Chile)	39.1	28.9	10.2	35.3	16.0
Corporate and other	50.4	44.1	6.3	14.3	5.3
Inter-segment eliminations	(1.4)	0.4	(1.8)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	483.6	406.3	77.3	19.0	4.5

Stock-based compensation expense	38.3	41.2	(2.9)	(7.0)

Total consolidated LGI	$521.9	$447.5	$74.4	16.6

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

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $19.5 million or 10.8%, during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes $1.3 million attributable to the aggregate impact of the Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $7.8 million or 4.3%. The decrease in the UPC Broadband Division’s SG&A expenses primarily is attributable to the net effect of the following factors:

•	A decrease in personnel costs of $3.4 million or 5.8% during the 2008 period, primarily due to staffing reductions resulting from the integration of certain components of our operations within the Netherlands and Ireland; and

•	Other individually insignificant net decreases.

Telenet (Belgium).  Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $11.0 million or 22.3% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes $0.6 million attributable to an acquisition. Excluding the effects of the acquisition and foreign exchange rate fluctuations, Telenet’s SG&A expenses increased $2.7 million or 5.4%. This increase includes an increase in personnel costs of $2.2 million or 11.4% that is due primarily to annual wage increases and additional severance costs during the 2008 period.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $32.1 million or 31.3% during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes $10.8 million attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign exchange rate fluctuations, J:COM’s SG&A expenses increased $5.3 million or 5.2%. This increase includes an increase in personnel costs of $3.2 million or 4.3% that is due primarily to higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $10.2 million or 35.3% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, VTR’s SG&A expenses increased $4.6 million or 16.0%. This increase is primarily attributable to (i) an increase in marketing and advertising costs of $1.8 million or 34.9% due primarily to increased marketing activity during the 2008 period and (ii) other individually insignificant net increases.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our consolidated loss before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended		Increase		Increase
	March 31,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$168.6	$128.0	$40.6	31.7	15.2
Switzerland	132.6	103.3	29.3	28.4	10.9
Austria	68.7	57.7	11.0	19.1	3.9
Ireland	33.9	22.6	11.3	50.0	30.6

Total Western Europe	403.8	311.6	92.2	29.6	12.8

Hungary	51.1	44.4	6.7	15.1	3.7
Other Central and Eastern Europe	118.9	88.6	30.3	34.2	12.4

Total Central and Eastern Europe	170.0	133.0	37.0	27.8	9.5

Central and corporate operations	(59.9)	(55.2)	(4.7)	(8.5)	4.5

Total UPC Broadband Division	513.9	389.4	124.5	32.0	14.1
Telenet (Belgium)	174.9	136.9	38.0	27.8	11.7
J:COM (Japan)	283.6	218.3	65.3	29.9	14.5
VTR (Chile)	75.6	54.5	21.1	38.7	18.5
Corporate and other	52.7	25.5	27.2	106.7	73.9

Total	$1,100.7	$824.6	$276.1	33.5	16.0

Operating Cash Flow Margin

	Three months ended March 31,
	2008	2007
	%

UPC Broadband Division:
The Netherlands	56.0	50.8
Switzerland	52.5	49.8
Austria	49.1	48.1
Ireland	38.3	30.7

Total Western Europe	51.7	47.7

Hungary	51.1	49.3
Other Central and Eastern Europe	50.6	48.3

Total Central and Eastern Europe	50.8	48.6

Total UPC Broadband Division, including central and corporate costs	45.9	41.8
Telenet (Belgium)	46.7	45.6
J:COM (Japan)	41.7	40.9
VTR (Chile)	40.5	37.5

The improvement in the operating cash flow margins of our reportable segments during the three months ended March 31, 2008, as compared to the corresponding period in 2007, is generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and cost savings resulting from the continued integration of acquisitions have also positively impacted the operating cash flow margins of our reportable segments, particularly in the Netherlands and Ireland. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Revenue of our Reportable Segments above, our broadband communications operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $505.0 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $46.9 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign exchange rate fluctuations, total consolidated revenue increased $127.0 million or 6.0% during the 2008 period, as compared to the corresponding period in 2007. As discussed in greater detail under Discussion and Analysis of Reportable Segments — Revenue above, this increase is primarily attributable to RGU growth. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments — Revenue above.

Operating expenses

Our total consolidated operating expenses increased $151.3 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes an $18.1 million increase that is attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $0.3 million during the first quarter of 2008. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $5.2 million or 0.6% during the 2008 period, as compared to the corresponding period in 2007. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses above, this increase generally reflects increases in programming costs that were only partially offset by (i) decreases in interconnect costs and (ii) less significant net decreases in other expense categories.

SG&A expenses

Our total consolidated SG&A expenses increased $74.4 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase includes a $13.0 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $2.9 million during the first quarter of 2008. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses increased $5.4 million or 1.3% during the 2008 period, as compared to the corresponding period in 2007. As discussed in more detail under Discussion and Analysis of Reportable Segments — SG&A Expenses above, this increase generally reflects (i) net increases in labor costs, (ii) increases in marketing and advertising costs and (iii) less significant net increases in other expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended
	March 31,
	2008	2007
	in millions

LGI Series A, Series B and Series C common stock:
LGI performance-based incentive plans	$27.3	$28.9
Stock options, SARs, restricted stock and restricted stock units	9.7	12.5
Other	3.3	2.1

Total	$40.3	$43.5

Included in:
Operating expense	$2.0	$2.3
SG&A expense	38.3	41.2

Total	$40.3	$43.5

Depreciation and amortization

Our total consolidated depreciation and amortization expense increased $110.1 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effect of foreign exchange rate fluctuations, depreciation and amortization expense increased $21.9 million or 3.7% during the 2008 period, as compared to the corresponding prior year period. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, and (iii) decreases associated with certain of VTR’s network assets becoming fully depreciated.

Impairment, restructuring and other operating charges (credits), net

We recognized net impairment, restructuring and other operating credits of $1.5 million during the three months ended March 31, 2008, compared to net impairment, restructuring and other operating charges of $5.3 million during the corresponding prior year period. The 2008 amount includes a $9.2 million gain on the sale of our interests in certain aircraft.

Interest expense

Our total consolidated interest expense increased $46.6 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. Excluding the effects of foreign exchange rate fluctuations, interest expense increased $11.7 million or 5.0% during the 2008 period, as compared to the corresponding period in 2007. This increase reflects the net effect of increased borrowings and a decrease in our weighted average interest rate. Our weighted average interest rate decreased during the 2008 period, as compared to the corresponding prior year period, primarily due to (i) a decrease in the weighted average interest rate of our UPC Broadband Holding Bank Facility and (ii) a decrease associated with the refinancing of the LG Switzerland PIK Loan Facility in April 2007. Amortization of deferred financing costs was relatively unchanged during the 2008 and 2007 periods. For additional information, see note 9 to our condensed consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income increased $10.4 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. This increase is primarily attributable to higher average interest rates earned on our cash and cash equivalent and restricted cash balances. Dividend income increased slightly during the 2008 period, as dividend income on the Sumitomo common stock that we acquired on July 3, 2007 more than offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for the 2007 period includes $7.6 million of dividends earned on our investment in ABC Family preferred stock. The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended
	March 31,
	2008	2007
	in millions

SC Media (a)	$—	$10.5
Other	2.5	3.1

Total	$2.5	$13.6

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

Realized and unrealized losses on derivative instruments, net

The details of our realized and unrealized losses on derivative instruments, net:

	Three months ended
	March 31,
	2008	2007
	in millions

Cross-currency and interest rate derivative contracts (a)	$(460.0)	$(37.9)
Equity-related derivatives (b)	130.3	11.2
Foreign exchange contracts	(5.2)	13.1
Other	(0.5)	3.3

Total	$(335.4)	$(10.3)

(a)	The losses on the cross-currency and interest rate derivative contracts for the 2008 period are attributable to the net effect of (i) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar, (ii) losses associated with a decrease in market interest rates in the euro, U.S. dollar, Australian dollar and Japanese yen markets, (iii) losses associated with an increase in the value of the Swiss franc relative to the euro, (iv) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (v) gains associated with a decrease in the value of the Hungarian forint and Romanian lei relative to the euro, (vi) losses associated with an increase in the value of the Czech koruna, Polish zloty and Slovakian koruna relative to the euro and (vii) gains associated with an increase in the market interest rates in the Swiss franc and Chilean peso markets. The losses on the cross-currency and interest rate exchange contracts for the 2007 period are attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with increases in market interest rates in euro, Swiss franc and Australian dollar markets, (iii) losses associated with decreases in market interest rates in U.S. dollar, Japanese yen and Chilean peso markets, (iv) losses associated with an increase in the value of the eastern European currencies relative to the euro,

(v) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and (vi) gains associated with a decrease in the value of the Swiss franc relative to the euro.

(b)	Includes (i) a $119.0 million gain during the 2008 period associated with the Sumitomo Collar, (ii) a gain during the 2007 period associated with the call options we held with respect to Telenet ordinary shares and (iii) gains during the 2008 and 2007 periods associated with the forward sale of the News Corp. Class A common stock. The gains associated with the Sumitomo Collar and the prepaid forward sale of News Corp. Class A common stock are attributable to declines in the fair value of the underlying Sumitomo and News Corp. shares held by our company.

For additional information concerning our derivative instruments, see note 6 to our condensed consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains, net

The details of our foreign currency transaction gains, net:

	Three months ended
	March 31,
	2008	2007
	in millions

U.S. dollar denominated debt issued by a European subsidiary	$152.9	$27.7
Yen denominated debt issued by U.S. subsidiaries	(180.9)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	191.0	(5.3)
Cash denominated in a currency other than the entities’ functional currency	(65.7)	3.5
U.S. dollar denominated debt issued by a Latin American subsidiary	63.5	(5.1)
Swiss franc debt issued by a European subsidiary	—	6.1
Other	11.8	(2.6)

Total	$172.6	$24.3

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized gains (losses) due to changes in fair values of certain investments and debt, net

The details of our unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended
	March 31,
	2008	2007
	in millions

Investments (a):
Sumitomo	$(47.8)	$—
Other, net	(2.5)	—
Debt — UGC Convertible Notes (b)	72.3	(71.6)

Total	$22.0	$(71.6)

(a)	For additional information concerning our investments, see note 5 to our condensed consolidated financial statements.

(b)	Represents the changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price and volatility of LGI common stock, (iii) market interest rates and (iv) the credit rating of UGC.

Income tax expense

We recognized income tax expense of $100.9 million and $6.3 million during the three months ended March 31, 2008 and 2007, respectively.

The income tax expense for the 2008 period differs from the expected income tax benefit of $9.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, as the establishment of allowances against currently arising deferred tax assets in certain tax jurisdictions more than offset the release of valuation allowances in other jurisdictions, and (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate.

The income tax expense amount for the 2007 period differs from the expected income tax benefit of $25.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, as the establishment of allowances against currently arising deferred tax assets in certain tax jurisdictions more than offset the release of valuation allowances in other jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items associated with intercompany loans.

Net loss

During the first three months of 2008 and 2007, we incurred net losses of $155.6 million and $136.1 million, respectively, including (i) operating income of $357.8 million and $181.8 million, respectively, (ii) interest and other net non-operating expenses of $383.5 million and $255.6 million, respectively, (iii) income tax expense of $100.9 million and $6.3 million, respectively, and (iv) minority interests in earnings of subsidiaries, net, of $29.0 million and $56.0 million, respectively. In the absence of significant gains on any future dispositions of assets, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) provisions for litigation, (iv) impairment, restructuring and other operating charges, net, (v) interest and other net non-operating expenses, (vi) income tax expenses, and (vii) minority interests in earnings of subsidiaries, net. Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2008. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2008 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$374.2
Non-operating subsidiaries	442.8

Total LGI and non-operating subsidiaries	817.0

Operating subsidiaries:
UPC Holding (excluding VTR)	56.6
J:COM	214.3
Telenet	156.9
Chellomedia	53.7
VTR	40.5
Austar	23.4
Liberty Puerto Rico	3.8
Other operating subsidiaries	2.5

Total operating subsidiaries	551.7

Total cash and cash equivalents	$1,368.7

Liquidity of LGI and its Non-operating Subsidiaries

The $374.2 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $442.8 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2008. Our remaining cash and cash equivalents of $551.7 million at March 31, 2008 were held by our operating subsidiaries, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries, (ii) interest and dividend income received on our and our non-operating subsidiaries’ cash and cash equivalents and investments and (iii) proceeds received upon the exercise of stock options. LGI also has access to $215.0 million of borrowings pursuant to the LGI Credit Facility. At March 31, 2008, the full amount of the LGI Credit Facility was available to be drawn.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries and (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first three months of 2008. Most of this cash was used to purchase LGI common stock.

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

Pursuant to our current stock repurchase program, we repurchased during the first three months of 2008 a total of 8,976,307 shares of our LGI Series A common stock at a weighted average price of $37.07 per share and

10,830,583 shares of our LGI Series C common stock at a weighted average price of $35.40 per share, for an aggregate purchase price of $716.2 million, including direct acquisition costs. At March 31, 2008, the remaining amount authorized under our current repurchase program was $344.7 million. During the month of April 2008, we purchased an additional $196.8 million of our LGI Series A and Series C common stock and on May 1, 2008, the authorized amount of the existing repurchase program was increased by $500 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2008, see note 9 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, capital distributions or other investment opportunities. In light of current market conditions, no assurance can be given that any such funding would be available on favorable terms, or at all. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to maintain our and our operating subsidiaries’ debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2008 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2008 was 4.4 and the ratio of our March 31, 2008 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended March 31, 2008 was 4.0.

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

At March 31, 2008, our outstanding consolidated debt and capital lease obligations aggregated $19.5 billion, including $421.0 million that is classified as current in our condensed consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months and to fund our foreseeable liquidity requirements. Accordingly, we do not believe that the recent adverse changes in the credit markets will adversely impact our ability to meet our foreseeable financial obligations.

All of our consolidated debt and capital lease obligations at March 31, 2008 have been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at March 31, 2008, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of Reportable Segments above.

General.  During the three months ended March 31, 2008, we used net cash provided by our operating activities of $647.5 million and $762.1 million of our existing cash and cash equivalent balances (excluding a

$95.3 million increase due to changes in foreign exchange rates) to fund net cash used by our investing activities of $559.5 million and net cash used by our financing activities of $850.1 million.

Operating Activities.  Net cash flows from operating activities increased $84.8 million, from $562.7 million during the first three months of 2007 to $647.5 million during the first three months of 2008. This increase primarily is attributable to the positive impacts of changes in foreign currency exchange rates, as an increase in cash paid for interest was offset by a net increase in other components of cash flows provided by operating activities.

Investing Activities.  Net cash used by investing activities increased $19.5 million, from $540 million during the first three months of 2007 to $559.5 million during the first three months of 2008. This increase is due primarily to a $14.6 million increase in capital expenditures, as increases in capital expenditures due to changes in foreign currency exchange rates were only partially offset by a net decline in the local currency capital expenditures of our subsidiaries.

The UPC Broadband Division accounted for $264.6 million and $268.5 million of our consolidated capital expenditures during the three months ended March 31, 2008 and 2007, respectively. The decrease in the capital expenditures of the UPC Broadband Division is due primarily to (i) decreased costs for the purchase and installation of customer premise equipment and (ii) lower expenditures for new build and upgrade projects, partially offset by the effect of changes in foreign currency exchange rates and increases in other expenditures such as information technology upgrades and expenditures for general support systems.

Our Telenet segment accounted for $98.9 million and $77.1 million of our consolidated capital expenditures during the three months ended March 31, 2008 and 2007, respectively. During 2007, Telenet used capital lease arrangements to finance a portion of its capital expenditures. Including $9.4 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $86.5 million during the three months ended March 31, 2007. The increase in Telenet’s capital expenditures during the 2008 period primarily relate to (i) the effect of changes in foreign currency exchange rates, (ii) increased expenditures for the purchase and installation of customer premise equipment, (iii) expenditures for new build and upgrade projects to expand services and (iv) other factors such as expenditures for buildings and general support systems.

J:COM accounted for $74.7 million and $89.5 million of our consolidated capital expenditures during the three months ended March 31, 2008 and 2007, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $38.6 million and $38.5 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $113.3 million and $128.0 million during the three months ended March 31, 2008 and 2007, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to (i) decreased costs for the purchase and installation of customer premise equipment and (ii) lower expenditures for new build and upgrade projects to expand services, partially offset by the effect of changes in foreign currency exchange rates and increases in other expenditures such as information technology upgrades and expenditures for general support systems.

VTR accounted for $46.8 million and $40.7 million of our consolidated capital expenditures during the three months ended March 31, 2008 and 2007, respectively. The increase in the capital expenditures of VTR is due primarily to the effect of (i) changes in foreign currency exchange rates and (ii) increases in expenditures such as information technology upgrades and expenditures for general support systems that more than offset (a) decreased costs for the purchase and installation of customer premise equipment and (b) decreased expenditures for new build and upgrade projects.

Financing Activities.  Net cash used by financing activities increased $493.3 million, from $356.8 million during the first three months of 2007 to $850.1 million during the first three months of 2008. This increase primarily is attributable to (i) a $428.1 million increase in cash paid to repurchase our LGI Series A and Series C common stock, (ii) a $34.6 million increase in net cash repayments of debt and capital lease obligations and (iii) changes in foreign currency exchange rates.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at March 31, 2008, see note 13 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Cash and Investments

We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At March 31, 2008, our European subsidiaries held cash balances of $374.1 million that were denominated in euros and J:COM held cash balances of $214.3 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At March 31, 2008, the aggregate fair value of these investments was approximately $703.4 million.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2008, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations and, with the exception of certain contracts that involve the Hungarian forint, the Polish zloty and the Romanian Lei, the maturities of our cross-currency interest rate swaps matched the applicable maturities of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 6 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Generally, we will consider hedging these currency risks when the foreign currency risk arises from agreements with third parties that involve the future payment or receipt of cash or other monetary items. As further described in note 6 to our condensed consolidated financial statements, at March 31, 2008 we were a party to foreign currency exchange contracts covering the forward purchase of the euro, the Hungarian forint, the Polish zloty, the Swiss franc, the Slovakian koruna and the U.S. dollar and the forward sale of the Czech koruna, the euro, the Japanese yen, the Chilean peso and the Australian dollar. Other than the commitments covered by these forward contracts and our exposures with respect to debt that are hedged as described above, we do not believe that we have significant foreign currency risk related to non-hedged agreements with third parties that involve the future payment or receipt of cash or other monetary items.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 38.5% and 26.0% of our U.S. dollar revenue during the three months ended March 31, 2008 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31,	December 31,
	2008	2007

Spot rates:
Euro	0.6326	0.6857
Swiss franc	0.9922	1.1360
Japanese yen	99.86	111.79
Chilean peso	435.67	498.10
Hungarian forint	164.34	173.30
Australian dollar	1.0946	1.1406

	Three months ended
	March 31,
	2008	2007

Average rates:
Euro	0.6671	0.7629
Swiss franc	1.0676	1.2332
Japanese yen	105.24	119.39
Chilean peso	462.87	540.56
Hungarian forint	173.02	192.44
Australian dollar	1.1047	1.2720

Inflation and Foreign Investment Risk

Certain of our subsidiaries operate in countries where the rate of inflation is higher than that in the U.S. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs. Our foreign operating companies are all directly affected by their respective countries’ government, economic, fiscal and monetary policies and other political factors.

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt through the maturity date of the applicable underlying debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At March 31, 2008, we effectively paid a fixed interest rate on 98% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates. The final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate.  At March 31, 2008, our variable rate indebtedness (exclusive of the effects of interest rate derivative agreements) aggregated $14.5 billion, and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 5.9%. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $72.7 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Credit Risk

We are exposed to the risk that the counterparties to our financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our financial instruments, cash investments and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at March 31, 2008 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €90.2 million ($142.6 million), (ii) an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro at March 31, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €326.2 million ($515.6 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at March 31, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.3 million ($49.5 million), (iv) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at March 31, 2008 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €120.0 million ($189.7 million) and (v) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2008 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €124.9 million ($197.4 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at March 31, 2008 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 33.5 billion ($77.0 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at March 31, 2008 would have increased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 8.5 billion ($19.5 million) and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2008 would have decreased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 8.8 billion ($20.2 million).

Telenet Interest Rate Caps and Interest Rate Collars

Holding all other factors constant, (i) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at March 31, 2008 would have increased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €17.3 million ($27.3 million) and (ii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at March 31, 2008 would have decreased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €11.1 million ($17.5 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at March 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €30.0 million ($47.4 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at March 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €40.0 million ($63.2 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at March 31, 2008 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.5 million ($4.0 million) and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at March 31, 2008 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €37.0 million ($58.5 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the aggregate fair value of the Sumitomo collar by approximately ¥5.37 billion ($53.8 million) and (ii) an instantaneous decrease of 10% in the per share market price of Sumitomo’s common stock would have increased the aggregate fair value of the Sumitomo collar by approximately ¥5.36 billion ($53.7 million).

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2008, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

From time to time, our subsidiaries and affiliates become involved in litigation relating to claims arising out of their operations in the normal course of business. The following is a description of legal proceedings to which certain of our subsidiaries are parties outside the normal course of business that were material at the time originally reported.

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs filed an appeal to the Court of Appeals against the District Courts’ decision on March 12, 2008.

Class Action Lawsuits Relating to the LGI Combination — In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International of the agreement and plan of merger for the combination of the two companies under LGI (the

LGI Combination). The defendants named in these actions include UGC, former directors of UGC, and LGI International. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints seek various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. Also, on April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in this court pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Chancery Court was formally advised that the parties had reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to the plaintiff’s counsel). A stipulation of settlement dated February 19, 2008, as amended on February 29, 2008, setting forth the terms of the settlement and release of claims was filed with the Delaware Chancery Court on February 29, 2008. The stipulation of settlement is subject to customary conditions, including Court approval following notice to class members and a hearing by the Court to determine the fairness, adequacy and reasonableness of the settlement, and entry of an agreed upon final judgment. The hearing has been scheduled for May 16, 2008. If the Court determines not to approve the settlement, the stipulation of settlement will terminate.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2008:

							Approximate
							dollar value
							of shares that
							may yet be
					Total number of shares		purchased
					purchased as part of		under the
	Total number of		Average price		publicly announced plans		plans or
Period	shares purchased		paid per share (a)		or programs		programs

January 1, 2008 through January 31, 2008	Series A:	3,090,939	Series A:	$38.22	Series A:	3,090,939
	Series C:	3,093,550	Series C:	$35.93	Series C:	3,093,550	$ (b)
February 1, 2008 through February 28, 2008	Series A:	1,514,175	Series A:	$38.35	Series A:	1,514,175
	Series C:	4,501,741	Series C:	$35.96	Series C:	4,501,741	$ (b)
March 1, 2008 through March 31, 2008	Series A:	4,371,193	Series A:	$35.82	Series A:	4,371,193
	Series C:	3,235,292	Series C:	$34.13	Series C:	3,235,292	$ (b)
Total — January 1, 2008 through March 31, 2008	Series A:	8,976,307	Series A:	$37.07	Series A:	8,976,307
	Series C:	10,830,583	Series C:	$35.40	Series C:	10,830,583	$ (b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At March 31, 2008, we were authorized under our current stock repurchase program to acquire an additional $344.7 million of our LGI Series A and Series C common stock.

In addition to the shares listed in the table above, 22,244 shares of LGI Series A common stock and 21,999 shares of LGI Series C common stock were surrendered during the first quarter of 2008 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
10	Material Contracts:
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan).*
10.2	Form of Non-Qualified Stock Option Agreement under the Incentive Plan.*
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*
10.4	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price, dated March 6, 2008.*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: May 7, 2008	/s/ Michael T. Fries

Michael T. Fries President and Chief Executive Officer

Dated: May 7, 2008	/s/ Charles H.R. Bracken

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 7, 2008	/s/ Bernard G. Dvorak

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
10	Material Contracts:
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006 (the Incentive Plan).*
10.2	Form of Non-Qualified Stock Option Agreement under the Incentive Plan.*
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*
10.4	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price, dated March 6, 2008.*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith