Form 10-Q
period 2008-06-30
Liberty Global, Inc.
filed 2008-08-05
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51360

Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112 (Zip Code)
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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 31, 2008 was:
Series A common stock — 149,373,720 shares;
Series B common stock — 7,254,910 shares; and
Series C common stock — 153,427,765 shares.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 4.	CONTROLS AND PROCEDURES	74

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	75
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	76
ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	77
ITEM 6.	EXHIBITS	78
Form of Restricted Share Units Agreement
Form of Non-Qualified Stock Option Agreement
Form of Terminiation Agreement relating to Aircraft Time Sharing Agreement
Form of Verification of Incentive Award Terms
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Co-CFO
Certification of Senior Vice President and Co-CFO
Section 1350 Certification

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,210.9	$2,035.5
Trade receivables, net	867.7	1,003.7
Deferred income taxes	322.9	319.1
Derivative instruments (note 6)	279.1	230.5
Other current assets	333.4	335.8

Total current assets	3,014.0	3,924.6
Restricted cash (note 9)	475.5	475.5
Investments (note 5)	1,394.8	1,171.5
Property and equipment, net (note 8)	11,395.5	10,608.5
Goodwill (note 8)	13,657.4	12,626.8
Intangible assets subject to amortization, net (note 8)	2,542.9	2,504.9
Other assets, net	1,411.0	1,306.8

Total assets	$33,891.1	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30,	December 31,
	2008	2007
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$684.1	$804.9
Deferred revenue and advance payments from subscribers and others	870.6	933.8
Current portion of debt and capital lease obligations (note 9)	310.8	383.2
Derivative instruments (note 6)	303.4	116.2
Accrued interest	165.2	341.2
Accrued capital expenditures	172.3	194.1
Other accrued and current liabilities	1,208.9	1,084.1

Total current liabilities	3,715.3	3,857.5
Long-term debt and capital lease obligations (note 9)	19,475.0	17,970.2
Other long-term liabilities	2,852.3	2,508.8

Total liabilities	26,042.6	24,336.5

Commitments and contingencies (note 13)
Minority interests in subsidiaries	2,698.2	2,446.0

Stockholders’ equity (note 10):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 149,362,184 and 174,687,478 shares, respectively	1.5	1.7
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,254,910 and 7,256,353 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,422,083 and 172,129,524 shares, respectively	1.5	1.7
Additional paid-in capital	4,734.6	6,293.2
Accumulated deficit	(813.4)	(1,319.1)
Accumulated other comprehensive earnings, net of taxes	1,226.0	858.5

Total stockholders’ equity	5,150.3	5,836.1

Total liabilities and stockholders’ equity	$33,891.1	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	in millions, except share and per share amounts

Revenue (note 12)	$2,729.9	$2,180.6	$5,340.9	$4,286.6

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 11 and 12)	1,063.1	906.1	2,091.8	1,783.5
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 11 and 12)	555.0	453.5	1,076.9	901.0
Depreciation and amortization	744.0	610.2	1,448.1	1,204.2
Impairment, restructuring and other operating charges, net	3.3	0.6	1.8	5.9

	2,365.4	1,970.4	4,618.6	3,894.6

Operating income	364.5	210.2	722.3	392.0

Non-operating income (expense):
Interest expense (note 12)	(290.7)	(226.3)	(570.3)	(459.3)
Interest and dividend income	17.1	24.1	51.9	48.5
Share of results of affiliates, net	0.3	9.5	2.8	23.1
Realized and unrealized gains on derivative instruments, net (notes 6 and 7)	406.4	73.9	71.0	63.6
Foreign currency transaction gains, net	210.4	49.0	383.0	73.3
Unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7, and 9)	22.8	(158.6)	44.8	(230.2)
Losses on extinguishment of debt, net	—	(23.3)	—	(23.3)
Other income (expense), net	1.3	(1.3)	0.9	(4.3)

	367.6	(253.0)	(15.9)	(508.6)

Earnings (loss) before income taxes and minority interests	732.1	(42.8)	706.4	(116.6)
Income tax benefit (expense)	(189.9)	60.9	(290.8)	54.6
Minority interests in earnings of subsidiaries, net	(114.0)	(147.8)	(143.0)	(203.8)

Net earnings (loss)	$428.2	$(129.7)	$272.6	$(265.8)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$1.33	$(0.34)	$0.82	$(0.69)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$1.11	$(0.34)	$0.55	$(0.69)

Weighted average common shares outstanding — basic	321,874,916	384,833,589	332,824,462	387,907,014

Weighted average common shares outstanding — diluted	375,865,624	384,833,589	372,074,550	387,907,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Net earnings (loss)	$428.2	$(129.7)	$272.6	$(265.8)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(318.9)	(12.8)	404.2	49.2
Unrealized losses on available-for-sale securities	—	(6.8)	—	(4.7)
Reclassification adjustment for net losses on available-for-sale securities included in net earnings	—	0.4	—	3.8
Unrealized gains on cash flow hedges	3.2	3.8	2.8	2.8

Other comprehensive earnings (loss)	(315.7)	(15.4)	407.0	51.1

Comprehensive earnings (loss)	$112.5	$(145.1)	$679.6	$(214.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions

Balance at January 1, 2008, before effect of accounting changes	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1
Accounting changes (note 3)	—	—	—	—	233.1	(39.5)	193.6

Balance at January 1, 2008, as adjusted for accounting changes	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7
Net earnings	—	—	—	—	272.6	—	272.6
Other comprehensive earnings, net of taxes	—	—	—	—	—	407.0	407.0
Repurchase and cancellation of common stock (note 10)	(0.2)	—	(0.2)	(1,560.9)	—	—	(1,561.3)
Stock-based compensation, net of taxes (note 11)	—	—	—	25.8	—	—	25.8
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	3.0	—	—	3.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(26.5)	—	—	(26.5)

Balance at June 30, 2008	$1.5	$0.1	$1.5	$4,734.6	$(813.4)	$1,226.0	$5,150.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2008	2007
	in millions

Cash flows from operating activities:
Net earnings (loss)	$272.6	$(265.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	83.3	83.5
Depreciation and amortization	1,448.1	1,204.2
Impairment, restructuring and other operating charges, net	1.8	5.9
Amortization of deferred financing costs and non-cash interest	22.1	48.7
Share of results of affiliates, net of dividends	(2.8)	(19.2)
Realized and unrealized gains on derivative instruments, net	(71.0)	(63.6)
Foreign currency transaction gains, net	(383.0)	(73.3)
Unrealized losses (gains) due to changes in fair values of certain investments and debt, net of certain dividends	(43.6)	230.2
Deferred income tax expense (benefit)	206.8	(54.0)
Losses on extinguishment of debt, net	—	23.3
Minority interests in earnings of subsidiaries	143.0	203.8
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(150.6)	(272.5)

Net cash provided by operating activities	1,526.7	1,051.2

Cash flows from investing activities:
Capital expended for property and equipment	(1,081.4)	(951.8)
Cash paid in connection with acquisitions, net of cash acquired	(136.6)	(111.0)
Other investing activities, net	16.8	(31.0)

Net cash used by investing activities	(1,201.2)	(1,093.8)

Cash flows from financing activities:
Repurchase of LGI common stock	(1,613.7)	(645.5)
Repayments of debt and capital lease obligations	(446.3)	(1,008.2)
Borrowings of debt	853.7	2,209.4
Other financing activities, net	(11.4)	91.2

Net cash provided (used) by financing activities	(1,217.7)	646.9

Effect of exchange rates on cash	67.6	29.8

Net increase (decrease) in cash and cash equivalents	(824.6)	634.1
Cash and cash equivalents:
Beginning of period	2,035.5	1,880.5

End of period	$1,210.9	$2,514.6

Cash paid for interest	$725.5	$591.5

Net cash paid for taxes	$73.7	$31.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at June 30, 2008 in 15 countries, primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.8% at June 30, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at June 30, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.0% at June 30, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2008.

Certain prior period amounts have been reclassified to conform to the current year presentation, including certain cash flows related to our derivative instruments, which have been reclassified in our condensed consolidated statement of cash flows to align with the classification of the applicable underlying cash flows.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

(2)	Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, unvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the period presented. The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions, except share amounts

Numerator:
Net earnings (loss) (basic EPS computation)	$428.2	$(129.7)	$272.6	$(265.8)
Reversal of impact of certain obligations that may be settled in shares, net of taxes	14.0	—	0.7	—
Reversal of impact of UGC Convertible Notes, net of taxes	(23.6)	—	(67.3)	—

Net earnings (loss) (diluted EPS computation)	$418.6	$(129.7)	$206.0	$(265.8)

Denominator:
Weighted average common shares (basic EPS computation)	321,874,916	384,833,589	332,824,462	387,907,014
Incremental shares attributable to the assumed conversion of the UGC Convertible Notes	22,497,658	—	22,448,834	—
Incremental shares attributable to obligations that may be settled in shares	23,389,967	—	8,459,915	—
Incremental shares attributable to the assumed exercise of outstanding options and stock appreciation rights (SARs) and the release of restricted shares and share units upon vesting (treasury stock method)	8,103,083	—	8,341,339	—

Weighted average common shares (diluted EPS calculation)	375,865,624	384,833,589	372,074,550	387,907,014

A total of 5,242,308 and 4,238,391 stock options, SARs, unvested shares and unvested share units and nil and 13,023,462 shares issuable pursuant to obligations that may be settled in shares were excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2008, respectively, because their effect would have been antidilutive.

We reported net losses during the three and six months ended June 30, 2007. Therefore, the dilutive effect at June 30, 2007 of (i) the aggregate number of then outstanding options, SARs, and unvested shares and share units of approximately 30.7 million, (ii) the aggregate number of shares then issuable pursuant to the then outstanding

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

convertible debt securities and other obligations that may be settled in cash or shares of approximately 35.3 million and (iii) the number of shares then contingently issuable pursuant to LGI performance-based incentive plans of 9.2 million were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(3)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008. For information regarding the impacts of such adoption on our condensed consolidated financial statements, see notes 6 and 7.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Such adoption resulted in (i) an increase to our other long-term assets of $21.8 million, (ii) an increase to our other accrued and current liabilities of $13.2 million, (iii) a decrease to our long-term deferred tax liabilities of $2.9 million, (iv) an increase to our other long-term liabilities of $16.5 million and (v) an increase to our accumulated deficit of $5.0 million.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

FSP 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and early adoption is prohibited. We have not completed our analysis of the impact of FSP 142-3 on our consolidated financial statements.

(4)	Acquisitions

Pending Acquisition of Telenet Partner Network

Pursuant to its agreements that were executed in 1996 with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet has the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on the broadband network owned by the PICs (the Telenet Partner Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet Partner Network so that the Telenet Partner Network would be technologically capable of providing two-way communications services.

On June 28, 2008, Telenet executed an agreement with the PICs (the 2008 PICs Agreement), which provides for the acquisition of the PICs’ analog and digital television activities, including the entire subscriber base, for purchase consideration of €230 million ($362 million) and the purchase and the long-term lease of the network assets comprising the Telenet Partner Network. Among other matters, the 2008 PICs Agreement, which supersedes the agreement-in-principle that the parties signed on November 26, 2007, provides that the PICs would remain the legal owners of the Telenet Partner Network, and that Telenet would receive full rights to use the Telenet Partner Network under a long-term lease for a period of 38 years via a user right in rem, for which it will pay annual fees in addition to the fees payable under the existing structure. It is also provided that the PICs will subsequently be able to use limited bandwidth for certain public interest services. The closing of this transaction is subject to the approval of the general assemblies of the PICs and closing can therefore only occur after such approval has been obtained. The approval process is expected to be completed by October 2008. The closing of this transaction will enable Telenet to extend its interactive digital television services and triple play offerings to consumers served by the Telenet Partner Network.

For information concerning the negotiations and litigation that preceded the execution of the 2008 PICs Agreement, see note 13.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

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

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2007 give effect to (i) the JTV Thematics acquisition and (ii) the third quarter 2007 acquisition of additional Telenet shares as if such acquisitions had been completed as of January 1, 2007. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	in millions, except per share amounts

Revenue	$2,202.2	$4,330.4

Net loss	$(138.2)	$(273.1)

Basic and diluted loss per share	$(0.36)	$(0.70)

(5)	Investments

The details of our investments are set forth below:

	Carrying amount
	June 30,	December 31,
	2008	2007
Accounting Method	in millions

Fair value (a)	$1,109.3	$—
Equity (b)	262.5	388.6
Cost	23.0	22.1
Available-for-sale	—	760.8

Total	$1,394.8	$1,171.5

(a)	As further discussed in note 3, we adopted SFAS 159 effective January 1, 2008. Pursuant to SFAS 159, we elected the fair value option for certain of our investments, including our investments in Sumitomo, The News Corporation Limited (News Corp.) and Telewizyjna Korporacja Partycypacyjna S.A. The aggregate fair value of our fair value method investments as of January 1, 2008 was $1,138.8 million.

(b)	At June 30, 2008, investments accounted for using the equity method include our investments in Mediatti Communications, Inc. (Mediatti), Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we have not elected the fair value option for those equity method investments with which LGI or its consolidated subsidiaries have significant related-party transactions. For additional information regarding our fair value method investments, see note 7.

(6)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of certain of J:COM’s derivative instruments, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The following table provides details of the fair value of our derivative instrument assets (liabilities), net:

	June 30,	December 31,
	2008	2007
	in millions

Cross-currency and interest rate derivative contracts (a)	$(410.8)	$(280.3)
Equity-related derivatives	250.7	210.8
Foreign exchange contracts	(4.7)	(5.9)
Other	6.2	5.0

Total (b)	$(158.6)	$(70.4)

Current asset	$279.1	$230.5
Long-term asset	612.8	421.7
Current liability	(303.4)	(116.2)
Long-term liability	(747.1)	(606.4)

Total (b)	$(158.6)	$(70.4)

(a)	As of June 30, 2008, the valuation of our cross-currency and interest rate derivative contracts include a credit risk valuation adjustment of $54.0 million. This credit risk valuation adjustment primarily relates to our own nonperformance risk on liability-classified derivative contracts and therefore results in a reduction to our overall derivative liabilities. The gain resulting from this reduction of our derivative liabilities is included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 7.

(b)	Excludes the prepaid forward sale contract on our News Corp. Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Cross-currency and interest rate derivative contracts	$480.5	$79.7	$20.5	$41.8
Equity-related derivatives (a)	(73.8)	9.6	56.5	20.8
Foreign exchange contracts	(0.6)	(14.9)	(5.8)	(1.8)
Other	0.3	(0.5)	(0.2)	2.8

Total	$406.4	$73.9	$71.0	$63.6

(a)	Includes activity related to (i) our share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company, (ii) the prepaid forward sale contract on our News Corp. Class A common stock and (iii) the call options we held during the 2007 periods with respect to Telenet ordinary shares.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Six months ended
	June 30,
	2008	2007
	in millions

Net cash received (paid) related to derivative instruments:
Operating activities	$121.6	$(13.1)
Investing activities	(2.0)	(0.1)
Financing activities	(7.2)	59.1

Total	$112.4	$45.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2008 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty (b)	counterparty (b)
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	6 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

February 2010	€105.8	CZK	3,018.7	5.50%	4.88%
July 2009 — July 2010	60.0		1,703.1	5.50%	5.33%
July 2009	60.0		1,703.1	5.50%	5.15%
September 2012	200.0		5,800.0	5.46%	5.30%
February 2010 — December 2014	105.8		3,018.7	5.50%	5.80%
July 2010 — December 2014	60.0		1,703.1	5.50%	6.05%

	€591.6	CZK	16,946.7

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2009 — July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€260.0	HUF	75,570.0	5.50%	8.75%
July 2009 — July 2010	260.0		75,570.0	5.50%	7.80%
July 2008 — December 2014	228.0		62,867.5	5.50%	8.98%
July 2010 — December 2014	260.0		75,570.0	5.50%	9.40%

	€1,008.0	HUF	289,577.5

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	245.0		1,000.6	5.50%	6.52%
July 2008 — December 2014	98.4		335.0	5.50%	7.12%
July 2010 — December 2014	245.0		1,000.6	5.50%	7.60%

	€833.4	PLN	3,336.8

December 2010	€200.0	RON	709.1	5.50%	10.98%
July 2008 — December 2014	89.1		320.1	5.50%	10.27%

	€289.1	RON	1,029.2

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	1,240.8		2,024.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.95%

	€1,469.9	CHF	2,379.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$470.3	CLP	260,283.4	LIBOR + 3.0%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

derivative instruments that were in effect as of June 30, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	For certain derivative contracts that provided for the reset of contractual interest rates on July 1, 2008, we present the interest rates in effect as of that date in the above table.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2008 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty (b)	counterparty (b)
	in millions

UPC Broadband Holding:
July 2008		€393.5	3 mo. EURIBOR	4.04%
January 2009		210.0	6 mo. EURIBOR	3.58%
January 2009		1,000.0	1 mo. EURIBOR +2.0%	6 mo. EURIBOR + 1.89%
January 2009		2,640.0	1 mo. EURIBOR + 2.12%	6 mo. EURIBOR + 2.0%
July 2008 — January 2010		250.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.79%
January 2009 — January 2010		2,250.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.85%
April 2010		1,000.0	6 mo. EURIBOR	3.28%
January 2011		193.5	6 mo. EURIBOR	3.83%
September 2012		500.0	3 mo. EURIBOR	2.96%
December 2013		90.5	6 mo. EURIBOR	3.84%
January 2014		185.0	6 mo. EURIBOR	4.04%
April 2010 — December 2014		1,000.0	6 mo. EURIBOR	4.66%

		€9,712.5

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
December 2014		1,050.0	6 mo. CHF LIBOR	3.47%
January 2011 — December 2014		618.5	6 mo. CHF LIBOR	3.56%
October 2012 — December 2014		711.5	6 mo. CHF LIBOR	3.65%

	CHF	3,710.0

July 2013	CLP	55,350.0	6.68%	6 mo. TAB
July 2008 — July 2013		55,350.0	6.88%	6 mo. TAB

	CLP	110,700.0

January 2009		$1,900.0	1 mo. LIBOR + 1.75%	6 mo. LIBOR + 1.64%

Chellomedia PFH:
December 2013		$89.1	6 mo. LIBOR	4.98%

December 2013		€129.0	6 mo. EURIBOR	4.07%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013		455.0	3 mo. AUD BBSY	6.79%

	AUD	705.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$168.5	3 mo. LIBOR	5.14%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty (b)	counterparty (b)
	in millions

VTR:
July 2013	CLP	55,350.0	6 mo. TAB	7.75%
July 2008 — July 2013		55,350.0	6 mo. TAB	7.80%

	CLP	110,700.0

Telenet NV, an indirect wholly owned subsidiary of Telenet:
September 2008		€25.0	3 mo. EURIBOR	4.49%
September 2010		50.0	3 mo. EURIBOR	4.70%
December 2011		50.0	3 mo. EURIBOR	5.29%

		€125.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly owned subsidiary of Telenet:
December 2008		€530.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.96%
September 2009		28.6	3 mo. EURIBOR	4.52%
September 2012		300.0	3 mo. EURIBOR	4.35%

		€858.6

LGJ Holdings LLC (LGJ Holdings):
July 2008 — January 2009		¥75,000.0	3 mo. TIBOR	6 mo. TIBOR
November 2012		75,000.0	6 mo. TIBOR	1.34%

		¥150,000.0

J:COM:
June 2009		¥6,132.2	3 mo. TIBOR	0.52%
December 2009		8,000.0	3 mo. TIBOR	0.63%
September 2010		3,000.0	3 mo. TIBOR	1.46%
September 2011		2,000.0	6 mo. TIBOR	1.37%
October 2011		10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014		10,000.0	3 mo. TIBOR	1.15%

		¥78,632.2

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	For certain derivative contracts that provided for the reset of contractual interest rates on July 1, 2008, we present the interest rates in effect as of that date in the above table.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Maximum rate
	in millions

Telenet NV:
September 2009	€21.8	4.0%
December 2017	€9.8	6.0%
Telenet Bidco:
September 2013	€250.0	4.75%
September 2014	€600.0	4.65%
September 2015	€650.0	4.75%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

Telenet NV:
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized losses on derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at June 30, 2008:

	Currency	Currency
	purchased	sold
LGI subsidiary	forward	forward		Maturity dates
	in millions

UPC Broadband Holding	$3.7		€2.5	August 2008 — November 2008
J:COM	$28.4		¥3,077.1	July 2008 — October 2010
VTR	$25.6	CLP	12,631.0	July 2008 — February 2009
Telenet NV	$16.0		€10.5	July 2008 — December 2008
Austar Entertainment	$16.5	AUD	21.5	August 2008 — May 2009
Liberty Global Europe Financing BV	$70.4	CLP	37,277.0	July 2008

(7)	Fair Value Measurements

As further described in note 3, we adopted SFAS 157 and SFAS 159 effective January 1, 2008. We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the €500.0 million ($786.8 million) 1.75% euro-denominated convertible senior notes (the UGC Convertible Notes) issued by our indirect wholly owned subsidiary, UnitedGlobalCom, Inc. (UGC). SFAS 157 provides for a fair value hierarchy that

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

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

The fair value measurements of our equity-related derivative instruments are based on option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and historical volatilities of the underlying equity securities. The valuation of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (historical volatilities), and therefore such valuation falls under Level 3 of the SFAS 157 fair value hierarchy.

The fair value measurements of our interest rate and foreign currency related derivative instruments are determined using cash flow valuation models. The primary inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of our various interest and foreign currency related derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved from available market data and are not altered in performing our valuations. SFAS 157 requires the incorporation of a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our estimated credit spread is a Level 3 input that is used to derive the credit valuation adjustment on our liability-classified interest rate and foreign currency derivative valuations. As we would not expect changes in our credit spreads to have a significant impact on the overall valuation of our interest rate and foreign currency derivative instruments, we believe that the valuations of these instruments fall under Level 2 of the SFAS 157 fair value hierarchy.

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of SFAS 157. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit ratings and expected stock volatility. The stock volatility input is based on the historical volatility of the LGI Series A and Series C common stock and volatilities of other similar companies. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates, yield curves and credit ratings) and Level 3 inputs (historical volatilities). As we would not expect changes in volatilities to have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 2 of the SFAS 157 fair value hierarchy.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

A summary of the assets and liabilities measured at fair value that are included in our condensed consolidated balance sheet as of June 30, 2008 is as follows:

		Fair value measurements at June 30, 2008 using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	in millions

Assets:
Derivative instruments (a)	$903.7	$—	$640.1	$263.6
Investments	1,109.3	682.4	—	426.9

Total assets	$2,013.0	$682.4	$640.1	$690.5

Liabilities:
UGC Convertible Notes	$789.2	$—	$789.2	$—
Derivative instruments	1,050.5	—	1,049.4	1.1

Total liabilities	$1,839.7	$—	$1,838.6	$1.1

(a)	Includes the embedded derivative component of the prepaid forward sale contract on our News Corp. Class A common stock, which is included within long-term debt and capital lease obligations in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances of our assets measured at fair value using significant unobservable, or Level 3, inputs is as follows:

		Equity-related
		derivative
	Investments	instruments, net	Total
	in millions

Balance at January 1, 2008	$378.0	$199.6	$577.6
Gains included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	56.5	56.5
Unrealized gains due to changes in fair values of certain investments and debt, net	10.1	—	10.1
Purchases, settlements and other	7.7	6.1	13.8
Foreign currency translation adjustments	31.1	0.3	31.4

Balance at June 30, 2008	$426.9	$262.5	$689.4

(a)	All of the gains recognized during the six months ended June 30, 2008 relate to assets that were still held as of June 30, 2008.

Dividends from publicly-traded investees are recognized when declared as dividend income in our condensed consolidated statements of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

Our cash equivalents include amounts that are invested in money market funds. We record these funds at the net asset value reported by the investment manager.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

(8)	Long-Lived Assets

Property and Equipment, Net

The details of property and equipment and the related accumulated depreciation are set forth below:

	June 30,	December 31,
	2008	2007
	in millions

Distribution systems	$15,864.4	$13,839.4
Support equipment, buildings and land	2,213.0	1,926.4

	18,077.4	15,765.8
Accumulated depreciation	(6,681.9)	(5,157.3)

Total property and equipment, net	$11,395.5	$10,608.5

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

			Release of
			pre-acquisition	Foreign
			valuation allowance	currency
		Acquisition	and other income	translation
	January 1,	related	tax related	adjustments	June 30,
	2008	adjustments	adjustments	and other	2008
	in millions

UPC Broadband Division:
The Netherlands	$1,367.0	$—	$(79.0)	$116.6	$1,404.6
Switzerland	2,519.8	—	(6.6)	284.2	2,797.4
Austria	872.4	(2.4)	—	75.4	945.4
Ireland	260.6	—	(0.3)	20.6	280.9

Total Western Europe	5,019.8	(2.4)	(85.9)	496.8	5,428.3

Hungary	421.2	0.2	—	66.5	487.9
Other Central and Eastern Europe	1,109.2	31.8	—	154.2	1,295.2

Total Central and Eastern Europe	1,530.4	32.0	—	220.7	1,783.1

Total UPC Broadband Division	6,550.2	29.6	(85.9)	717.5	7,211.4
Telenet (Belgium)	2,183.0	(1.2)	—	170.4	2,352.2
J:COM (Japan)	2,677.3	35.1	—	130.8	2,843.2
VTR (Chile)	534.3	—	—	(25.0)	509.3
Corporate and other	682.0	51.4	—	7.9	741.3

Total LGI	$12,626.8	$114.9	$(85.9)	$1,001.6	$13,657.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30,	December 31,
	2008	2007
	in millions

Gross carrying amount:
Customer relationships	$3,068.5	$2,746.3
Other	515.7	507.7

	$3,584.2	$3,254.0

Accumulated amortization:
Customer relationships	$(906.3)	$(655.3)
Other	(135.0)	(93.8)

	$(1,041.3)	$(749.1)

Net carrying amount:
Customer relationships	$2,162.2	$2,091.0
Other	380.7	413.9

	$2,542.9	$2,504.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

(9)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2008
	Weighted
	average	Unused borrowing capacity (b)			Carrying value (c)
	interest	Borrowing		U.S. $	June 30,	December 31,
	rate (a)	currency		equivalent	2008	2007
		in millions

Debt:
Parent:
LGI Credit Facility	4.98%		$—	$—	$215.0	$—
Subsidiaries:
UPC Broadband Holding Bank Facility (d)	5.94%		€855.0	1,345.4	8,375.4	7,208.2
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	786.8	729.2
UPC Holding 8.63% Senior Notes due 2014	8.63%		—	—	472.1	437.5
UPC Holding 8.0% Senior Notes due 2016	8.00%		—	—	472.1	437.5
UPC Holding Facility (d)	—		—	—	—	364.6
Telenet Credit Facility	7.39%		€400.0	629.4	2,989.8	2,770.8
J:COM Credit Facility	1.20%		¥30,000.0	282.5	211.5	485.1
Other J:COM debt	1.32%		¥23,200.0	218.5	1,283.6	1,010.2
UGC Convertible Notes (e)	1.75%		—	—	789.2	902.3
Sumitomo Collar Loan	1.88%		—	—	882.0	837.8
Austar Bank Facility	9.42%	AUD	69.0	66.0	746.0	678.3
LGJ Holdings Credit Facility	4.16%		—	—	706.3	670.9
VTR Bank Facility (f)	4.38%	CLP	136,391.6	260.0	470.3	470.3
Chellomedia Bank Facility	6.85%		—	—	331.4	313.8
Liberty Puerto Rico Bank Facility	4.78%		$10.0	10.0	168.5	169.3
Other	8.78%		—	—	246.6	263.9

Total debt	5.60%			$2,811.8	19,146.6	17,749.7

Capital lease obligations:
J:COM					525.5	499.7
Telenet					79.9	75.8
Other subsidiaries					33.8	28.2

Total capital lease obligations					639.2	603.7

Total debt and capital lease obligations					19,785.8	18,353.4
Current maturities					(310.8)	(383.2)

Long-term debt and capital lease obligations					$19,475.0	$17,970.2

(a)	Represents the weighted average interest rate in effect at June 30, 2008 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative instruments, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 6.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2008 without regard to covenant compliance calculations. At June 30, 2008, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except the UPC Broadband Holding Bank Facility, which was limited by covenant compliance calculations. Based on the June 30, 2008 covenant compliance calculations, the aggregate amount that will be available for borrowing under the UPC Broadband Holding Bank Facility when the June 30, 2008 bank reporting requirements have been completed is €732.4 million ($1,152.5 million).

(c)	Includes unamortized debt discount or premium, if applicable.

(d)	Effective May 16, 2008, the commitments of the lenders under the €250.0 million ($393.4 million) UPC Holding Facility were rolled into Facility M under the UPC Broadband Holding Bank Facility. The new borrowings under Facility M bear interest at EURIBOR plus 2.0% and mature on December 31, 2014.

(e)	The UGC Convertible Notes are measured at fair value.

(f)	Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $470.2 million at June 30, 2008, of which $4.7 million is reflected as a current asset and $465.5 million is presented as a long-term asset in our condensed consolidated balance sheet.

Amendment of Telenet Credit Facility

Effective on May 23, 2008, Telenet’s senior credit facility (the Telenet Credit Facility) was amended to (i) include an increased basket for permitted financial indebtedness incurred pursuant to finance leases, (ii) include a new definition of “Interkabel Acquisition,” (iii) carve-out indebtedness incurred under the network lease entered into in connection with the Interkabel Acquisition up to a maximum aggregate amount of €195.0 million ($306.8 million) from the definition of Total Debt (as defined in the Telenet Credit Facility) and (iv) extend the availability period for the €225.0 million ($354.1 million) Term Loan B2 Facility from July 31, 2008 to June 30, 2009. Furthermore, the margins for the respective facilities were confirmed as follows: (i) the applicable margin for the €530.0 million ($834.0 million) Term Loan A Facility is 2.25% per annum over EURIBOR, (ii) the applicable margin for the €307.5 million ($483.9 million) Term Loan B1 Facility and Term Loan B2 Facility is 2.50% per annum over EURIBOR, (iii) the applicable margin for the €1,062.5 million ($1,671.9 million) Term Loan C Facility is 2.75% per annum over EURIBOR and (iv) the applicable margin for the €175.0 million ($275.4 million) Revolving Facility is 2.125% per annum over EURIBOR.

Non-cash Refinancing Transactions

During the second quarter of 2007, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $5,916.8 million.

(10)	Stockholders’ Equity

Stock Repurchases

At December 31, 2007, we were authorized to purchase an additional $60.6 million of our LGI Series A and Series C common stock, pursuant to our November 2007 repurchase program. In January 2008, we purchased the remaining amounts authorized under the November 2007 repurchase plan and our board of directors approved a new stock repurchase program (the January 2008 Repurchase Plan) under which we were authorized to acquire from time to time up to $500 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. In February 2008 and again in May

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

2008, the authorized amount under this repurchase program was increased by $500 million. During the first six months of 2008, we acquired 25,581,287 shares of our LGI Series A common stock at a weighted average price of $35.55 per share and 18,969,756 shares of our LGI Series C common stock at a weighted average price of $34.37 per share, for an aggregate purchase price of $1,561.3 million, including direct acquisition costs. At June 30, 2008, the amounts authorized under the January 2008 Repurchase Plan were fully utilized. On July 30, 2008, our board of directors authorized a new $500 million stock repurchase program, with terms similar to that of the January 2008 Repurchase Plan. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

Austar Equity Transactions

On April 1, 2008, Austar issued 54,025,795 ordinary shares upon the vesting of certain Class B shares that were originally issued pursuant to an executive compensation plan. Proceeds of AUD 7.5 million ($7.1 million at the average rate for the period) were received by Austar in conjunction with the repayment of the shareholders’ loans associated with the Class B shares. Subsequently, on May 13, 2008, 12,200,000 of these newly issued ordinary shares were purchased by another LGI subsidiary for aggregate cash consideration of AUD 15.3 million ($14.4 million at the transaction date). Also, Austar paid aggregate cash consideration of AUD 55.0 million ($51.9 million at the average rate for the period) to repurchase 46,303,184 of its ordinary shares from public shareholders during the second quarter of 2008 pursuant to a stock repurchase plan. As a result of the foregoing transactions, LGI’s indirect ownership interest in Austar increased from 53.4% at March 31, 2008 to 54.0% at June 30, 2008, and we recorded an increase to goodwill of $50.6 million and a decrease to additional paid-in capital of $8.7 million.

(11)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

LGI common stock:
LGI performance-based incentive plans	$22.9	$21.1	$50.2	$50.0
Stock options, SARs, restricted stock and restricted stock units	13.2	12.3	22.9	24.8

Total LGI common stock	36.1	33.4	73.1	74.8
Other	6.9	6.6	10.2	8.7

Total	$43.0	$40.0	$83.3	$83.5

Included in:
Operating expense	$3.5	$2.5	$5.5	$4.8
SG&A expense	39.5	37.5	77.8	78.7

Total	$43.0	$40.0	$83.3	$83.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of June 30, 2008:

	June 30, 2008
	Stock options,
	SARs, restricted
	stock and	LGI
	restricted stock	Performance
	units (a)	Plans (b)

Total compensation expense not yet recognized (in millions)	$93.9	$211.7

Weighted average period remaining for expense recognition (in years)	2.9	3.3

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2006 Nonemployee Director Incentive Plan (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 30,446,569 shares available for grant as of June 30, 2008. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. Any shares issued in satisfaction of our obligations under the LGI performance-based incentive plans will reduce the shares available for grant under the LGI Incentive Plan. The LGI Director Incentive Plan had 9,417,126 shares available for grant as of June 30, 2008. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

(b)	Amounts relate to the LGI performance-based incentive plans. Compensation expense under these incentive plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors could elect at a future date to cash settle all or any portion of the vested awards under these incentive plans.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Six months ended June 30,
	2008	2007
	in millions, except per share amounts

LGI common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	2.63 — 3.96%	4.56 — 5.02%
Expected life	4.5 — 6.0 years	4.5 — 6.0 years
Expected volatility	24.10 — 26.10%	22.70 — 25.20%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.90	$10.55
SARs	$9.94	$9.98
Restricted stock and restricted stock units	$35.52	$35.66
Total intrinsic value of awards exercised:
Options	$4.4	$27.7
SARs	$7.1	$21.8
Cash received from exercise of options	$7.9	$28.2
Income tax benefit related to the stock-based compensation	$16.9	$12.4

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during the six months ended June 30, 2008 in LGI stock awards under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards granted to Liberty Media employees in connection with the June 2004 spin-off of LGI International, Inc, the predecessor to LGI, to Liberty Media shareholders:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series A common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	5,894,850	$21.90
Granted	70,000	$34.14
Expired or canceled	(28,243)	$82.65
Forfeited	(11,439)	$29.42
Exercised	(179,923)	$23.02

Outstanding at June 30, 2008	5,745,245	$21.70	4.53	$69.2

Exercisable at June 30, 2008	4,028,762	$20.13	4.15	$56.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Weighted
average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series B common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2008	3,066,716	$20.01	4.34	$34.9

Exercisable at June 30, 2008	3,066,716	$20.01	4.34	$34.9

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series C common stock:	shares	exercise price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	8,797,137	$20.11
Granted	70,000	$32.32
Expired or canceled	(28,243)	$78.24
Forfeited	(11,439)	$27.75
Exercised	(170,608)	$32.32

Outstanding at June 30, 2008	8,656,847	$19.97	4.50	$101.8

Exercisable at June 30, 2008	6,940,364	$18.96	4.28	$89.0

		Weighted	Weighted
		average	average
		grant-date	remaining
	Number of	fair value	contractual
Restricted stock and restricted stock units — LGI Series A common stock:	shares	per share	term
			in years

Outstanding at January 1, 2008	634,917	$28.00
Granted	293,373	$36.66
Expired or canceled	—	$—
Forfeited	(5,107)	$29.99
Released from restrictions	(129,872)	$27.40

Outstanding at June 30, 2008	793,311	$31.29	2.82

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

		Weighted	Weighted
		average	average
		grant-date	remaining
	Number of	fair value	contractual
Restricted stock and restricted stock units — LGI Series B common stock:	shares	per share	term
in years

Outstanding at January 1, 2008	23,708	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at June 30, 2008	11,854	$22.23	0.92

		Weighted	Weighted
		average	average
		grant-date	remaining
	Number of	fair value	contractual
Restricted stock and restricted stock units — LGI Series C common stock:	shares	per share	term
			in years

Outstanding at January 1, 2008	658,285	$26.34
Granted	293,373	$34.37
Expired or canceled	—	$—
Forfeited	(5,107)	$28.37
Released from restrictions	(141,590)	$25.60

Outstanding at June 30, 2008	804,961	$29.39	2.79

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series A common stock:	shares	base price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,828,895	$19.12
Granted	1,030,359	$36.66
Expired or canceled	—	$—
Forfeited	(32,730)	$18.35
Exercised	(268,670)	$19.56

Outstanding at June 30, 2008	4,557,854	$23.06	5.56	$34.4

Exercisable at June 30, 2008	1,073,789	$18.91	5.10	$11.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series C common stock:	shares	base price	term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,830,352	$18.09
Granted	1,030,359	$34.38
Expired or canceled	—	$—
Forfeited	(32,730)	$17.37
Exercised	(255,705)	$18.71

Outstanding at June 30, 2008	4,572,276	$21.73	5.56	$33.8

Exercisable at June 30, 2008	1,088,180	$17.90	5.10	$11.2

At June 30, 2008, total SARs outstanding included 622,335 LGI Series A common stock capped SARs and 624,022 LGI Series C common stock capped SARs and total SARs exercisable included 149,427 LGI Series A common stock capped SARs and 151,114 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of a LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

(12)	Related Party Transactions

The details of our related party transactions are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Revenue earned from related parties of:
J:COM (a)	$32.3	$15.9	$64.6	$30.7
LGI and consolidated subsidiaries other than J:COM (b)	2.9	2.7	5.8	4.6

Total LGI	$35.2	$18.6	$70.4	$35.3

Operating expenses charged by related parties of:
J:COM (c)	$23.4	$23.3	$46.8	$45.2
LGI and consolidated subsidiaries other than J:COM (d)	7.5	5.9	13.7	10.5

Total LGI	$30.9	$29.2	$60.5	$55.7

SG&A expenses charged by (to) related parties of:
J:COM (e)	$2.2	$1.9	$5.1	$4.2
LGI and consolidated subsidiaries other than J:COM (f)	(0.4)	—	(0.7)	—

Total LGI	$1.8	$1.9	$4.4	$4.2

Interest expense charged by related parties of J:COM (g)	$3.5	$2.8	$7.0	$5.6

Capital lease additions — related parties of J:COM (h)	$27.2	$34.0	$64.1	$70.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

(a)	J:COM provides programming, construction, management, administrative, call center and distribution services to certain of its and LGI’s affiliates. In addition, J:COM sells construction materials to certain of such affiliates and receives distribution fees from SC Media.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates and (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with certain subsidiaries of Sumitomo.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. Amounts also include rental expense paid to certain subsidiaries of Sumitomo.

(f)	Amounts represent reimbursements received by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries of Sumitomo. At June 30, 2008 and December 31, 2007, capital lease obligations of J:COM aggregating ¥46.9 billion ($441.7 million) and ¥46.0 billion ($433.2 million), respectively, were owed to these Sumitomo entities.

(13)	Commitments and Contingencies

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

Contingent Obligations

Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC LLC (Liberty Japan MC). Another shareholder group, comprised of certain affiliates of Olympus Capital (collectively, Olympus), owns a 44.7% interest in Mediatti and has a put right that was first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right are not exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010. Upon Olympus’ exercise of its put right, or our exercise of our call right, Liberty Japan MC has the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Olympus’ interest in Mediatti. By amendment to the shareholders agreement dated July 30, 2008, we agreed to extend the time period during which Olympus may exercise its put right through October 31, 2008 and Olympus granted us a call right exercisable from July 30, 2008 through October 31, 2008.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of this put option at June 30, 2008 was not significant.

The minority owner of Sport 1 Holding Zrt (Sport 1), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Sport 1 to one of our subsidiaries each year between January 1 and January 31, commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the fair value of the minority owner’s interest in Sport 1. In the event the fair value of Sport 1 on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After such three month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at June 30, 2008. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

O3B Networks Limited (O3B), a start-up company headquartered in Jersey, United Kingdom in which we have a convertible preferred equity interest, had the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million ($16.4 million). In July 2008, this purchase obligation was eliminated in connection with our and certain third parties’ acquisition of additional O3B shares.

Guarantees and Other Credit Enhancements

At June 30, 2008, J:COM guaranteed ¥6.7 billion ($63.1 million) of debt of certain of its non-consolidated investees. The maturities of the guaranteed debt range from 2008 to 2018.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an IPO, as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, that the option rights were not exercisable.

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

Class Action Lawsuits Relating to the LGI Combination — In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International, Inc. (LGI International), our predecessor and one of our subsidiaries, of the agreement and plan of merger for the combination of UGC and LGI International under LGI (the LGI Combination). The defendants named in these actions included UGC, former directors of UGC, and LGI International. The allegations

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

in each of the complaints, which were substantially similar, asserted that the defendants breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints sought various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. On April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in that court pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Court of Chancery was formally advised that the parties had reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to the plaintiffs’ counsel). A stipulation of settlement dated February 19, 2008, as amended on February 29, 2008, setting forth the terms of the settlement and release of claims was filed with the Delaware Court of Chancery. Following the settlement hearing on May 16, 2008, the Delaware Court of Chancery entered an order and judgment, which became final and non-appealable on June 16, 2008, approving the terms of the stipulation of settlement and releasing all claims relating to the LGI Combination which were or could have been raised by the UGC public stockholders against the defendants and other released persons. Pursuant to the settlement stipulation, on May 19, 2008, LGI International transferred $25 million to an escrow account for distribution to certain members of the plaintiff class of the net amount remaining after the payment of the fee award to plaintiffs’ counsel and settlement administration costs. The stayed action in Denver District Court, State of Colorado, was voluntarily dismissed with prejudice on July 1, 2008.

Telenet Partner Network Negotiations — At June 30, 2008, Telenet provided services over broadband networks owned by Telenet and the Telenet Partner Network owned by the PICs, with the networks owned by Telenet accounting for approximately 70%, and the Telenet Partner Network accounting for approximately 30%, of the homes passed by the combined networks. Telenet had been negotiating with the PICs to increase the capacity available to Telenet on the Telenet Partner Network. Telenet was seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years. As further described in note 4, Telenet executed the 2008 PICs Agreement on June 28, 2008. If consummated, the 2008 PICs Agreement will allow Telenet to, among other matters, address its capacity issues. To the extent that Telenet and the PICs are not able to consummate the 2008 PICs Agreement and Telenet has exhausted other means to resolve network congestion issues, it is possible that certain areas on the Telenet Partner Network would over time begin to experience congestion, resulting in a deterioration in the quality of service that Telenet would be able to provide to its subscribers and possible damage to Telenet’s reputation and its ability to maintain or increase revenue and subscribers in the affected areas.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet Partner Network. These discussions had been complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet Partner Network that the PICs contributed to Telenet in exchange for stock in 1996. Certain statements and market indications suggested that the PICs were considering the launch of certain digital interactive services. Telenet believes that the provision of such services by the PICs would be in breach of its exclusive right to provide point-to-point services on the Telenet Partner Network and therefore instituted legal action before the courts of Brussels to protect its rights. The court of Brussels confirmed Telenet’s reading of the scope of its exclusive rights in summary proceedings. The PICs lodged an appeal against this judgment. This litigation can be expected to come to an end following the consummation of the 2008 PICs Agreement.

On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. On December 26, 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, lodged summary

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

proceedings with the President of the Court of First Instance of Antwerp with a view to obtaining a provisional injunction preventing the PICs from effecting the agreement-in-principle. Belgacom’s claim is based on the allegation that the PICs should have organized a market consultation prior to entering into the agreement-in-principle. The PICs are challenging this allegation, and Telenet intervened in this litigation in order to protect its interests. Belgacom also initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. On March 11, 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom and, accordingly, ordered the PICs to refrain from any act implementing the agreement-in-principle pending the procedure on the merits. The PICs and Telenet appealed the March 11, 2008 ruling and on June 4, 2008 the Court of Appeal of Antwerp ruled in their favor, reversing the decision in summary proceedings to suspend the agreement-in-principle. Belgacom is considering bringing this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. The civil claim on the merits is still pending and the final judgment is expected to take at least one to two years.

In parallel, Belgacom filed a complaint with the Government Commissioner who needs to make a decision whether the Board approvals of the PICs of the agreement-in-principle should be suspended. For now, the Government Commissioner and the Flemish Home Secretary Minister have not deemed it necessary to suspend the agreement-in-principle in light of the pending legal proceedings. Furthermore, Belgacom also initiated a suspension and annulment procedure before the Council of State against these Board approvals. On June 2, 2008 the Council of State ruled in favor of the PICs and Telenet by declaring Belgacom’s claim for suspension inadmissible because there is no risk for a “serious and irreparable harm.” The final judgment in the annulment case is expected to take at least one to two years.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the closing or the implementation of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other Belgacom proceedings or whether Telenet will be able to close the transaction contemplated by the 2008 PICs Agreement on a timely basis, or at all. In addition, should the outcome of the Belgacom proceedings be unfavorable, this could potentially lead to the termination of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages.

The Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union (EU) in 2003, the Dutch national regulatory authority (OPTA) analyzed eighteen markets predefined in the directives to determine if any operator or service provider has “significant market power” within the meaning of the EU directives. In relation to video services, OPTA analyzed market 18 (wholesale market for video services) and an additional 19th market relating to the retail delivery of radio and television packages (retail market). On March 17, 2006, OPTA announced that UPC Nederland BV (UPC NL), our Dutch subsidiary, has significant market power in the distribution of both free-to-air and pay television programming on a wholesale and retail level. The OPTA decision in relation to market 18 included the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. The OPTA decision with respect to market 19 expired on March 17, 2007.

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

On July 15th, 2008 OPTA announced that it will issue on August 5, 2008 a draft decision to impose a resale obligation on the two largest cable operators in the Netherlands, one of which is UPC NL, for their analog cable

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

package. The resale obligation will enable third parties to take over the customer relationship as far as the analog cable subscription is concerned (the obligation does not extend to digital cable services, telephony services or broadband internet services). OPTA announced that given the fact that the incumbent telecommunications operator in the Netherlands has its own infrastructure, it is not expected that the incumbent telecommunications operator will be allowed to resell the analog cable package. Further details of this draft decision will be available on August 6, 2008. OPTA’s expectation is that this decision will come into force at the end of 2008. Since the proposed resale obligation relates to a market beyond the scope of the EU recommendation on relevant markets, any final measure requires notification to and approval from the European Commission. Such notification is not expected to take place until after an extended national consultation procedure, which will run from August 6, 2008 until September 30, 2008. We currently are unable to predict the outcome of this matter.

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

On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the FNE that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our consolidated loss before income taxes and minority interests is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business communications (B2B) services and J:COM provides certain programming services. At June 30, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

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

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

UPC Broadband Division:
The Netherlands	$310.6	$260.6	$611.7	$512.6
Switzerland	268.5	212.3	520.9	419.6
Austria	143.9	122.2	283.7	242.2
Ireland	95.6	74.7	184.0	148.4

Total Western Europe	818.6	669.8	1,600.3	1,322.8

Hungary	108.5	93.9	208.5	183.9
Other Central and Eastern Europe	253.7	195.7	488.6	379.2

Total Central and Eastern Europe	362.2	289.6	697.1	563.1

Central and corporate operations	2.9	1.8	5.6	7.2

Total UPC Broadband Division	1,183.7	961.2	2,303.0	1,893.1
Telenet (Belgium)	387.9	313.2	762.3	613.3
J:COM (Japan)	691.1	533.4	1,370.4	1,066.7
VTR (Chile)	194.6	154.5	381.1	299.9
Corporate and other	294.7	237.9	569.9	453.7
Intersegment eliminations	(22.1)	(19.6)	(45.8)	(40.1)

Total consolidated LGI	$2,729.9	$2,180.6	$5,340.9	$4,286.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

	Operating cash flow
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

UPC Broadband Division:
The Netherlands	$171.2	$132.6	$339.8	$260.6
Switzerland	138.0	102.5	270.6	205.8
Austria	76.4	59.5	145.1	117.2
Ireland	35.7	24.1	69.6	46.7

Total Western Europe	421.3	318.7	825.1	630.3

Hungary	55.1	48.8	106.2	93.2
Other Central and Eastern Europe	132.0	98.8	250.9	187.4

Total Central and Eastern Europe	187.1	147.6	357.1	280.6

Central and corporate operations	(61.9)	(59.0)	(121.8)	(114.2)

Total UPC Broadband Division	546.5	407.3	1,060.4	796.7
Telenet (Belgium)	189.9	147.3	364.8	284.2
J:COM (Japan)	275.8	213.4	559.4	431.7
VTR (Chile)	81.9	59.5	157.5	114.0
Corporate and other	60.7	33.5	113.4	59.0

Total consolidated LGI	$1,154.8	$861.0	$2,255.5	$1,685.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Total segment operating cash flow	$1,154.8	$861.0	$2,255.5	$1,685.6
Stock-based compensation expense	(43.0)	(40.0)	(83.3)	(83.5)
Depreciation and amortization	(744.0)	(610.2)	(1,448.1)	(1,204.2)
Impairment, restructuring and other operating charges, net	(3.3)	(0.6)	(1.8)	(5.9)

Operating income	364.5	210.2	722.3	392.0
Interest expense	(290.7)	(226.3)	(570.3)	(459.3)
Interest and dividend income	17.1	24.1	51.9	48.5
Share of results of affiliates, net	0.3	9.5	2.8	23.1
Realized and unrealized gains on derivative instruments, net	406.4	73.9	71.0	63.6
Foreign currency transaction gains, net	210.4	49.0	383.0	73.3
Unrealized gains (losses) due to changes in fair values of certain investments and debt, net	22.8	(158.6)	44.8	(230.2)
Losses on extinguishment of debt, net	—	(23.3)	—	(23.3)
Other income (expense), net	1.3	(1.3)	0.9	(4.3)

Earnings (loss) before income taxes and minority interests	$732.1	$(42.8)	$706.4	$(116.6)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$310.6	$260.6	$611.7	$512.6
Switzerland	268.5	212.3	520.9	419.6
Austria	143.9	122.2	283.7	242.2
Hungary	108.5	93.9	208.5	183.9
Ireland	95.6	74.7	184.0	148.4
Poland	84.2	55.1	157.6	104.6
Czech Republic	75.5	53.6	145.6	106.2
Romania	57.7	60.0	115.4	117.2
Slovakia	20.0	15.2	38.0	29.6
Slovenia	16.3	11.8	32.0	21.6
Central and corporate operations (a)	2.9	1.8	5.6	7.2

Total UPC Broadband Division	1,183.7	961.2	2,303.0	1,893.1
Belgium	387.9	313.2	762.3	613.3
Chellomedia (b)	115.5	85.4	221.3	161.5

Total Europe	1,687.1	1,359.8	3,286.6	2,667.9

Japan	691.1	533.4	1,370.4	1,066.7

The Americas:
Chile	194.6	154.5	381.1	299.9
Other (c)	33.7	35.6	65.7	70.4

Total — The Americas	228.3	190.1	446.8	370.3

Australia	145.5	116.9	282.9	221.8

Intersegment eliminations	(22.1)	(19.6)	(45.8)	(40.1)

Total consolidated LGI	$2,729.9	$2,180.6	$5,340.9	$4,286.6

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2007 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2008 and 2007.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2008.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competition, the maturity of our markets, anticipated cost increases and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2007 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband internet services and our average revenue per household;

•	the outcome of any pending or threatened litigation;

•	Telenet’s ability to consummate the transactions contemplated by the 2008 PICs Agreement and to favorably resolve related litigation;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software or services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics or other similar events.

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at June 30, 2008 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.8% at June 30, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at June 30, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (54.0% at June 30, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

From an operational perspective, we focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes the effects of foreign currency exchange rate fluctuations and acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video-on-demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2008, our consolidated subsidiaries owned and operated networks that passed 30,881,500 homes and served 24,671,200 revenue generating units (RGUs), consisting of 14,661,300 video subscribers, 5,748,300 broadband internet subscribers and 4,261,600 telephony subscribers.

Including the effects of acquisitions, we added a total of 288,600 and 636,500 RGUs during the three and six months ended June 30, 2008, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, we added 248,500 and 550,100 RGUs during the three and six months ended June 30, 2008, respectively, as compared to 265,900 and 622,900 RGUs that were added on an organic basis during the respective 2007 periods. Our organic RGU growth during the three and six months ended June 30, 2008 is attributable to the growth of our broadband internet services, which added 153,900 and 335,800 RGUs, respectively, and our digital telephony services, which added 165,600 and 342,700 RGUs, respectively. We experienced a net organic decline of 71,000 and 128,400 video RGUs during the three and six months ended June 20, 2008, respectively, as decreases in our analog cable RGUs of 423,400 and 769,700, respectively, and our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 6,100 and 10,100, respectively, were not fully offset by increases in our digital cable RGUs of 336,100 and 607,900, respectively, and our DTH video RGUs of 22,400 and 43,500 respectively.

We are experiencing increasing competition in all of our broadband communications markets, particularly in the Netherlands, Austria, Romania, Hungary, the Czech Republic and other parts of Europe. This increasing competition has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 9.3% during the year ended December 31, 2007 to 5.8% during the three months ended June 30, 2008, each as compared to the corresponding prior year period;

(ii)	a decrease in the number of our consolidated net organic RGU additions during the three months ended June 30, 2008, as compared to the corresponding prior year period;

(iii)	slight organic declines in RGUs in Ireland, Romania, Slovakia, the Netherlands and Slovenia during the three months ended June 30, 2008;

(iv)	organic declines in revenue in Austria, Romania and Hungary during the three months ended June 30, 2008, as compared to the corresponding prior year period;

(v)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in Austria, Hungary, the Czech Republic and Romania during the three months ended June 30, 2008, as compared to the corresponding prior year period; and

(vi)	declines in subscriber retention rates in certain European markets during the three months ended June 30, 2008, as compared to the corresponding prior year period.

The negative impact of the continuing decline of ARPU from internet and telephony services during the first six months of 2008 was mitigated somewhat by improvements in our RGU mix and the implementation of rate increases for video and, to a lesser extent, other product offerings in certain of our broadband communications markets. We believe that we will continue to be challenged to maintain or improve recent historical organic revenue and RGU growth rates in future periods as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. Although we monitor and respond to competition in each of our markets, no assurance can be given that our efforts to improve our competitive position will be successful, and accordingly, that we will be able to reverse negative trends such as those described above. For additional information concerning the revenue trends of our reportable segments, see Discussion and Analysis of our Reportable Segments below.

Despite the competitive pressures that we experienced during the first six months of 2008, we were able to control our operating and SG&A expenses such that we experienced expansion in the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments, as compared to the operating cash flow margins we achieved during the corresponding 2007 period. No assurance can be given that we will be able to maintain or continue to expand our operating cash flow margins in future periods. For additional information, see the discussion of the operating and SG&A expenses and the operating cash flow margins of our reportable segments under Discussion and Analysis of our Reportable Segments below.

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

Effective January 1, 2008, we adopted SFAS 157. SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. As of June 30, 2008, we considered Level 3 inputs to be significant factors in the valuation of approximately 2% of our assets and less than 1% of our liabilities and we therefore do not expect variations in our unobservable inputs to have a material impact on our results of operations, liquidity or capital resources. For additional information regarding our fair value measurements, see notes 6 and 7 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 38.5% and 25.3% of our U.S. dollar revenue during the three months ended June 30, 2008 and 38.5% and 25.7% of our U.S. dollar revenue during the six months ended June 30, 2008 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see the table presented under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming services. At June 30, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) and other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earning (loss) before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2008, as compared to the corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2008 and 2007 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees, programming revenue and amounts received for CLEC and other B2B services. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation. Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning regulatory proceedings in the Netherlands, see note 13.

Revenue of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$310.6	$260.6	$50.0	19.2	2.8
Switzerland	268.5	212.3	56.2	26.5	6.8
Austria	143.9	122.2	21.7	17.8	1.5
Ireland	95.6	74.7	20.9	28.0	10.5

Total Western Europe	818.6	669.8	148.8	22.2	4.7

Hungary	108.5	93.9	14.6	15.5	(0.4)
Other Central and Eastern Europe	253.7	195.7	58.0	29.6	6.2

Total Central and Eastern Europe	362.2	289.6	72.6	25.1	4.1

Central and corporate operations	2.9	1.8	1.1	61.1	50.0

Total UPC Broadband Division	1,183.7	961.2	222.5	23.1	4.6
Telenet (Belgium)	387.9	313.2	74.7	23.9	6.8
J:COM (Japan)	691.1	533.4	157.7	29.6	12.2
VTR (Chile)	194.6	154.5	40.1	26.0	12.7
Corporate and other	294.7	237.9	56.8	23.9	9.9
Intersegment eliminations	(22.1)	(19.6)	(2.5)	(12.8)	2.7

Total consolidated LGI	$2,729.9	$2,180.6	$549.3	25.2	8.0

					Increase
	Six months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$611.7	$512.6	$99.1	19.3	3.6
Switzerland	520.9	419.6	101.3	24.1	6.0
Austria	283.7	242.2	41.5	17.1	1.7
Ireland	184.0	148.4	35.6	24.0	7.6

Total Western Europe	1,600.3	1,322.8	277.5	21.0	4.5

Hungary	208.5	183.9	24.6	13.4	(0.3)
Other Central and Eastern Europe	488.6	379.2	109.4	28.9	7.2

Total Central and Eastern Europe	697.1	563.1	134.0	23.8	4.8

Central and corporate operations	5.6	7.2	(1.6)	(22.2)	(32.7)

Total UPC Broadband Division	2,303.0	1,893.1	409.9	21.7	4.4
Telenet (Belgium)	762.3	613.3	149.0	24.3	7.9
J:COM (Japan)	1,370.4	1,066.7	303.7	28.5	12.3
VTR (Chile)	381.1	299.9	81.2	27.1	11.3
Corporate and other	569.9	453.7	116.2	25.6	11.4
Intersegment eliminations	(45.8)	(40.1)	(5.7)	(14.2)	0.7

Total consolidated LGI	$5,340.9	$4,286.6	$1,054.3	24.6	8.1

The Netherlands.  The Netherlands’ revenue increased $50.0 million or 19.2% and $99.1 million or 19.3% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, the Netherlands’ revenue increased $7.4 million or 2.8% and $18.6 million or 3.6%, respectively. These increases are attributable to increases in subscription revenue, due to (i) higher ARPU and (ii) higher numbers of average RGUs during the 2008 periods, as compared to the corresponding prior year periods. ARPU was higher during the 2008 periods, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of telephony, broadband internet and digital cable RGUs, (ii) January 2008 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from premium digital services and products, were only partially offset by the negative impacts of (a) increased competition and (b) lower ARPU from telephony services due primarily to changes in subscriber calling patterns and an increase in the proportion of subscribers selecting fixed-rate calling plans. The increases in average RGUs, which include the negative impact of slight organic declines in the Netherlands’ total RGUs during the first and second quarters of 2008, are attributable to increases in average telephony, broadband internet and digital cable RGUs that were only partially offset by declines in average analog cable RGUs. The declines in the Netherlands’ average analog cable RGUs are largely due to the effects of increasing competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increases in the Netherlands’ subscription revenue during the 2008 periods, as compared to the corresponding periods in 2007, were partially offset by decreases in non-subscription revenue, primarily attributable to (i) lower revenue from installation fees as a result of higher discounting and lower subscriber additions and (ii) a decrease in revenue from B2B services due in part to increased competition.

Switzerland.  Switzerland’s revenue increased $56.2 million or 26.5% and $101.3 million or 24.1% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Switzerland’s revenue increased $14.5 million or 6.8% and $25.3 million or 6.0%, respectively. Most of these increases are attributable to increases in subscription revenue, due to (i) higher numbers of average RGUs and (ii) higher ARPU during the 2008 periods. The increases in average RGUs are attributable to increases in average digital cable, broadband internet and telephony RGUs that were only partially offset by declines in average analog cable RGUs. ARPU was higher during the 2008 periods, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2008 price increase for analog cable services and (iii) Switzerland’s digital migration efforts were only partially offset by the negative impacts of (a) increased competition, (b) lower telephony call volumes, (c) customers selecting lower-priced tiers of broadband internet services and (d) with respect to the six-month period, a lower-priced tier of digital cable services and a decrease in the rental price charged for digital cable set top boxes that Switzerland began offering in April 2007 to comply with the regulatory framework established by the Swiss Price Regulator in November 2006. Increases in non-subscription revenue from B2B services also contributed to the increases in Switzerland’s revenue.

Austria.  Austria’s revenue increased $21.7 million or 17.8% and $41.5 million or 17.1% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $7.4 million and $14.2 million, respectively, attributable to the impacts of the October 2007 Tirol acquisition and another less significant acquisition. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Austria’s revenue decreased $5.5 million or 4.5% and $10.1 million or 4.2%, respectively. These decreases are attributable to decreases in subscription revenue, primarily attributable to the negative impacts of lower ARPU. Although Austria experienced a slight organic decline in RGUs during the first six months of 2008, the average number of RGUs remained relatively constant over the 2008 and 2007 periods, as increases in average digital cable, telephony and broadband internet RGUs were offset by declines in average analog cable RGUs. The declines in subscription revenue, which, as discussed under Overview above, are largely related to the increasing competition we are experiencing in Austria, include declines in revenue from broadband internet and telephony services that were only partially offset by an increase in revenue from video services. ARPU decreased during the 2008 periods as compared to the corresponding periods in 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and digital cable services, (c) lower telephony call volumes and (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than

Austria’s circuit switched telephony service. Non-subscription revenue in Austria was relatively unchanged during the 2008 and 2007 periods, as decreases in installation revenue were offset by individually insignificant increases in other components of non-subscription revenue.

Ireland.  Ireland’s revenue increased $20.9 million or 28.0% and $35.6 million or 24.0% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Ireland’s revenue increased $7.8 million or 10.5% and $11.3 million or 7.6%, respectively. These increases are attributable to increases in subscription revenue as a result of (i) higher ARPU and (ii) higher numbers of average RGUs during the 2008 periods, as compared to the corresponding periods in 2007. ARPU increased during the 2008 periods, as the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) a January 2008 price increase for certain analog cable and MMDS video services and (iii) an increase in the proportion of broadband internet customers selecting higher-priced tiers of service were only partially offset by the negative effects of increased competition. The increases in average RGUs, which include the negative impact of a slight organic decline in Ireland’s RGUs during the second quarter of 2008, primarily are attributable to increases in the average number of broadband internet, digital cable and telephony RGUs that were only partially offset by a decline in average analog cable and MMDS video RGUs.

Hungary.  Hungary’s revenue increased $14.6 million or 15.5% and $24.6 million or 13.4% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Hungary’s revenue decreased $0.4 million or 0.4% and $0.5 million or 0.3%, respectively. These decreases are attributable to decreases in subscription revenue, as the negative impact of lower ARPU was only partially offset by higher numbers of average RGUs. The declines in subscription revenue, which, as discussed under Overview above, are largely related to the increasing competition we are experiencing in Hungary, includes declines in revenue from video services that were only partially offset by increases in revenue from broadband internet and telephony services. The increases in average RGUs are attributable to increases in average broadband internet, telephony and, to a lesser extent, digital cable and DTH RGUs that were only partially offset by a decline in average analog cable RGUs. Hungary is continuing to experience organic declines in analog cable RGUs, primarily due to (i) the migration of analog cable subscribers to digital cable following the second quarter 2008 launch of digital cable services and (ii) the effects of competition from an alternative provider. ARPU declined during the 2008 periods as compared to the corresponding periods in 2007, as the positive effects of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband internet and digital cable RGUs and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and video services and (c) lower ARPU from telephony services due primarily to changes in subscriber calling patterns and an increase in the proportion of subscribers selecting fixed-rate calling plans. Increases in B2B and other non-subscription revenue offset the majority of the decreases in Hungary’s subscription revenue during the 2008 periods.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $58.0 million or 29.6% and $109.4 million or 28.9% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $3.3 million and $7.8 million, respectively, attributable to the aggregate impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $8.8 million or 4.5% and $19.5 million or 5.1%, respectively. Most of these increases are attributable to increases in subscription revenue as a result of higher average RGUs during the 2008 periods, as compared to the 2007 periods. The increases in average RGUs are attributable to increases in average broadband internet RGUs (mostly in Poland, Romania and the Czech Republic) and telephony RGUs (mostly related to the expansion of VoIP telephony services in the Czech Republic, Poland and Romania), that were only partially offset by declines in average video RGUs. The declines in average video RGUs are attributable to decreases in Romania and, to a much lesser extent, the Czech Republic, Slovakia and, during the three-month period, Slovenia, that were only partially offset by small increases in Poland. ARPU in our Other Central and Eastern Europe segment decreased during the 2008 periods, as compared to the corresponding periods in 2007, as the positive effects of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable (due in part to the second quarter 2008 launch of digital cable services in Poland and Slovakia) and broadband internet RGUs and (ii) January 2008 rate increases for video services in certain countries were more than offset by the negative effects of (a) increased competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers and (c) lower ARPU from telephony services due primarily to changes in subscriber calling patterns and an increase in the proportion of subscribers selecting fixed-rate calling plans.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania and the Czech Republic. In the case of the Czech Republic, the competition has contributed to (i) organic declines in video RGUs during the three months ended June 30, 2008 and (ii)  declines in (a) ARPU from all product categories and (b) revenue from video services during the three and six months ended June 30, 2008, as compared to the corresponding prior year periods. In Romania, the competition has contributed to declines in ARPU, video revenue and overall revenue during the three and six months ended June 30 2008, as compared to the corresponding prior year periods. We expect that we will continue to experience significant competition in future periods in Romania, the Czech Republic and other markets within our Other Central and Eastern Europe segment.

Telenet.  Telenet’s revenue increased $74.7 million or 23.9% and $149.0 million or 24.3% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $1.8 million and $3.5 million, respectively, attributable to the impact of an acquisition. Excluding the effects of foreign currency exchange rate fluctuations and an acquisition, Telenet’s revenue increased $19.7 million or 6.3% and $45.2 million or 7.4%, respectively. Most of these increases are attributable to an increase in subscription revenue as a result of higher average RGUs, as compared to the corresponding periods in 2007. The increases in average RGUs primarily are attributable to increases in the average number of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average number of analog cable RGUs. ARPU increased slightly during the 2008 periods, as the positive effects of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) an August 2007 price increase for analog cable services and (iii) an increase in revenue from premium digital cable services, such as video-on-demand, were only partially offset by the negative impacts of (a) increased competition and (b) fixed-rate telephony calling plans. Increases in non-subscription revenue also contributed to the increases in revenue during the 2008 periods, as increases in B2B revenue were only partially offset by lower revenue from set-top box sales and interconnect fees. We continue to believe that Telenet’s full year organic revenue growth rate for 2008 will fall within a range of 5% to 6%. This growth rate reflects, among other factors, the effect of anticipated declines in Telenet’s revenue from set-top box sales and interconnect fees in 2008, as compared to 2007. No assurance can be given that actual results in future periods will not differ materially from our expectations.

J:COM (Japan).  J:COM’s revenue increased $157.7 million or 29.6% and $303.7 million or 28.5% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $29.4 million and $56.7 million, respectively, attributable to the aggregate impact of the September 2007 acquisition of JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s revenue increased $35.8 million or 6.7% and $74.0 million or 6.9%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to higher average numbers of telephony, broadband internet and video RGUs during the 2008 periods. ARPU remained relatively unchanged during the 2008 periods as compared to the corresponding periods in 2007, as the positive effects of (i) a higher proportion of digital cable RGUs and (ii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative effects of bundling discounts and lower telephony ARPU due to decreases in customer call volumes.

VTR (Chile).  VTR’s revenue increased $40.1 million or 26.0% and $81.2 million or 27.1% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s revenue increased $19.7 million or 12.7% and $33.8 million or 11.3%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to higher average numbers of broadband internet, telephony and video RGUs during the 2008 periods. ARPU remained relatively unchanged during the 2008 periods as compared to the corresponding periods in 2007, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable RGUs, (ii) September 2007 and March 2008 inflation adjustments to rates for certain video, broadband internet and telephony services and (iii) the migration of certain telephony subscribers to an unlimited fixed-rate calling plan was offset by the negative effects of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, and (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$99.8	$90.9	$8.9	9.8	(5.2)
Switzerland	86.1	72.8	13.3	18.3	(0.1)
Austria	44.6	43.7	0.9	2.1	(12.0)
Ireland	48.0	39.1	8.9	22.8	6.2

Total Western Europe	278.5	246.5	32.0	13.0	(3.1)

Hungary	41.0	33.9	7.1	20.9	4.4
Other Central and Eastern Europe	90.0	72.0	18.0	25.0	4.0

Total Central and Eastern Europe	131.0	105.9	25.1	23.7	4.2

Central and corporate operations	16.1	19.0	(2.9)	(15.3)	(28.4)

Total UPC Broadband Division	425.6	371.4	54.2	14.6	(2.3)
Telenet (Belgium)	136.5	116.6	19.9	17.1	0.9
J:COM (Japan)	270.6	214.6	56.0	26.1	9.3
VTR (Chile)	71.3	60.6	10.7	17.7	5.3
Corporate and other	175.3	160.2	15.1	9.4	(3.3)
Intersegment eliminations	(19.7)	(19.8)	0.1	0.5	14.3

Total operating expenses excluding stock-based compensation expense	1,059.6	903.6	156.0	17.3	1.5

Stock-based compensation expense	3.5	2.5	1.0	40.0

Total consolidated LGI	$1,063.1	$906.1	$157.0	17.3

					Increase
	Six months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$195.8	$178.6	$17.2	9.6	(4.8)
Switzerland	163.5	143.1	20.4	14.3	(2.5)
Austria	92.8	87.3	5.5	6.3	(7.6)
Ireland	90.2	78.1	12.1	15.5	0.3

Total Western Europe	542.3	487.1	55.2	11.3	(3.8)

Hungary	78.3	67.4	10.9	16.2	2.0
Other Central and Eastern Europe	176.1	140.2	35.9	25.6	5.9

Total Central and Eastern Europe	254.4	207.6	46.8	22.5	4.6

Central and corporate operations	33.8	38.2	(4.4)	(11.5)	(23.3)

Total UPC Broadband Division	830.5	732.9	97.6	13.3	(2.4)
Telenet (Belgium)	275.6	230.4	45.2	19.6	3.9
J:COM (Japan)	531.7	427.1	104.6	24.5	8.8
VTR (Chile)	143.1	122.6	20.5	16.7	2.2
Corporate and other	347.4	306.4	41.0	13.4	0.4
Intersegment eliminations	(42.0)	(40.7)	(1.3)	(3.2)	10.1

Total operating expenses excluding stock-based compensation expense	2,086.3	1,778.7	307.6	17.3	2.1

Stock-based compensation expense	5.5	4.8	0.7	14.6

Total consolidated LGI	$2,091.8	$1,783.5	$308.3	17.3

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, our labor and other costs are subject to increasing inflationary pressures, particularly in Romania, Slovenia, Hungary, the Czech Republic, Chile and Belgium. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $54.2 million or 14.6% and $97.6 million or 13.3% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $4.1 million and $8.3 million, respectively, attributable to the aggregate impact of Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s operating expenses decreased $12.7 million or 3.4% and $26.0 million or 3.6%, respectively, primarily due to the net effect of the following factors:

•	Decreases in personnel costs of $5.8 million or 7.6% and $12.6 million or 8.3%, respectively, due largely to (i) decreased staffing levels, particularly in (a) the Netherlands, in connection with the integration of certain components of the Netherlands’ operations, and (b) Switzerland, in connection with the increased usage of third parties to manage excess call volume, and (ii) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment for digital cable services;

•	Decreases in interconnect costs of $2.2 million or 2.6% and $5.8 million or 3.6%, respectively, due primarily to (i) lower interconnect rates related to favorable tariff decreases in Switzerland and the Netherlands and (ii) decreased telephony usage in Austria;

•	Increases in outsourced labor and consulting fees of $3.8 million or 14.3% and $5.3 million or 10.1%, respectively, associated with the use of third parties to manage excess call center volume associated with growth in digital video and broadband Internet services, primarily in Austria, Switzerland and the Czech Republic. These increases were partially offset by decreases in Ireland associated with higher costs during the 2007 periods related to a billing system conversion and the integration of certain call center operations;

•	Decreases in management fees of $4.0 million or 71.4% and $4.1 million or 37.3%, respectively, primarily due to the renegotiation of an agreement with the minority interest owners of our primary operating subsidiary in Austria; and

•	Individually insignificant net decreases in other operating expense categories.

Telenet (Belgium).  Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $19.9 million or 17.1% and $45.2 million or 19.6% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. These increases include $0.8 million and $1.5 million, respectively, attributable to an acquisition. Excluding the effects of the acquisition and foreign currency exchange rate fluctuations, Telenet’s operating expenses increased $0.3 million or 0.3% and $7.5 million or 3.3%, respectively. These increases include the following factors:

•	Increases in programming and related costs of $1.9 million or 7.8% and $7.3 million or 15.5%, respectively, due primarily to growth in the number of digital RGUs;

•	Increases in call overflow fees of $2.0 million or 43.6% and $4.6 million or 48.6%, respectively, primarily due to the use of third parties to manage excess call center volume associated with digital video services;

•	Decreases in the cost of set top boxes sold to customers of $3.4 million or 60.3% and $3.9 million or 28.1%, respectively, due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set top boxes;

•	Increases in consulting and professional fees of $1.2 million or 15.9% and $3.9 million or 26.3%, respectively, due primarily to the temporary replacement of certain full time employees with outside contractors; and

•	Individually insignificant net decreases in other operating expense categories.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $56.0 million or 26.1% and $104.6 million or 24.5%, during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $11.4 million and $21.8 million, respectively, attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s operating expenses increased $8.5 million or 4.0% and $15.7 million or 3.7%, respectively. These increases include the following factors:

•	Increases in programming and related costs of $4.3 million or 7.2% and $7.5 million or 6.2%, respectively, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services;

•	Increases in interconnect charges of $2.1 million or 15.7% and $4.1 million or 15.4%, respectively, due to a higher number of telephony subscribers; and

•	Increases in personnel costs of $1.5 million or 3.8% and $3.4 million or 4.3%, respectively, primarily due to higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $10.7 million or 17.7% and $20.5 million or 16.7%, during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s operating expenses increased $3.2 million or 5.3% and $2.7 million or 2.2%, respectively. These increases include the following factors:

•	Increases in interconnect charges of $1.5 million or 11.2% and $2.9 million or 10.9%, respectively, due primarily to the higher volume of traffic associated with the increase in VTR’s telephony RGUs;

•	Increases in programming costs of $3.0 million or 18.0% and $2.5 million or 7.2%, respectively, as the effect of an increase in VTR’s digital cable RGUs was only partially offset by foreign currency exchange rate fluctuations with respect to VTR’s programming contracts, most of which are denominated in U.S. dollars; and

•	Decreases in bad debt expense of $2.0 million and $1.6 million, respectively, as a decrease associated with the reversal of a $3.2 million bad debt reserve in connection with the settlement of an interconnect fee dispute during the second quarter of 2008 was only partially offset by increases associated with the growth in VTR’s RGUs.

SG&A Expenses of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$39.6	$37.1	$2.5	6.7	(8.0)
Switzerland	44.4	37.0	7.4	20.0	0.9
Austria	22.9	19.0	3.9	20.5	3.5
Ireland	11.9	11.5	0.4	3.5	(11.6)

Total Western Europe	118.8	104.6	14.2	13.6	(3.2)

Hungary	12.4	11.2	1.2	10.7	(4.8)
Other Central and Eastern Europe	31.7	24.9	6.8	27.3	5.9

Total Central and Eastern Europe	44.1	36.1	8.0	22.2	2.6

Central and corporate operations	48.7	41.8	6.9	16.5	0.6

Total UPC Broadband Division	211.6	182.5	29.1	15.9	(1.2)
Telenet (Belgium)	61.5	49.3	12.2	24.7	7.4
J:COM (Japan)	144.7	105.4	39.3	37.3	19.0
VTR (Chile)	41.4	34.4	7.0	20.3	7.6
Corporate and other	58.7	44.2	14.5	32.8	19.6
Inter-segment eliminations	(2.4)	0.2	(2.6)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	515.5	416.0	99.5	23.9	7.1

Stock-based compensation expense	39.5	37.5	2.0	5.3

Total consolidated LGI	$555.0	$453.5	$101.5	22.4

					Increase
	Six months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$76.1	$73.4	$2.7	3.7	(10.1)
Switzerland	86.8	70.7	16.1	22.8	4.7
Austria	45.8	37.7	8.1	21.5	5.7
Ireland	24.2	23.6	0.6	2.5	(11.2)

Total Western Europe	232.9	205.4	27.5	13.4	(2.3)

Hungary	24.0	23.3	0.7	3.0	(9.6)
Other Central and Eastern Europe	61.6	51.6	10.0	19.4	0.4

Total Central and Eastern Europe	85.6	74.9	10.7	14.3	(2.7)

Central and corporate operations	93.6	83.2	10.4	12.5	(2.4)

Total UPC Broadband Division	412.1	363.5	48.6	13.4	(2.4)
Telenet (Belgium)	121.9	98.7	23.2	23.5	7.0
J:COM (Japan)	279.3	207.9	71.4	34.3	17.4
VTR (Chile)	80.5	63.3	17.2	27.2	11.5
Corporate and other	109.1	88.3	20.8	23.6	12.7
Inter-segment eliminations	(3.8)	0.6	(4.4)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	999.1	822.3	176.8	21.5	5.9

Stock-based compensation expense	77.8	78.7	(0.9)	(1.1)

Total consolidated LGI	$1,076.9	$901.0	$175.9	19.5

N.M. — Not meaningful.

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, our labor and other costs are subject to increasing inflationary pressures.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $29.1 million or 15.9% and $48.6 million or 13.4%, during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $1.3 million and $2.6 million, respectively, attributable to the aggregate impact of the Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $3.3 million or 1.9% and $11.3 million or 3.1%, respectively. The decreases in the UPC Broadband Division’s SG&A expenses primarily are attributable to the net effect of the following factors:

•	Decreases in outsourced labor and professional fees of $1.6 million or 9.5% and $5.6 million or 16.8%, respectively, including decreases in certain central and corporate costs and certain costs incurred by the Netherlands; and

•	Decreases in sales and marketing costs of $3.6 million or 6.5% and $4.0 million or 3.6%, respectively, as decreases due to (i) the Netherlands’ continued emphasis during the 2008 periods on more selective marketing strategies and (ii) decreased costs due to a UPC rebranding campaign during the 2007 periods, partially offset by increases in the costs incurred in certain markets, including Switzerland, Austria, Poland, and the Czech Republic, in response to competition and/or to support the launch or further penetration of digital cable services.

Personnel costs remained relatively constant during the three-month period and increased slightly during the six-month period, as the impacts of increases in staffing levels were largely offset by increases in personnel and related costs allocable to capital activities, such as the installation of billing and support systems.

Telenet (Belgium).  Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $12.2 million or 24.7% and $23.2 million or 23.5% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $0.6 million and $1.2 million, respectively, attributable to an acquisition. Excluding the effects of the acquisition and foreign currency exchange rate fluctuations, Telenet’s SG&A expenses increased $3.0 million or 6.1% and $5.7 million or 5.8%, respectively. These increases include individually insignificant net increases in various expense categories, including increases in (i) consulting and outsourcing costs and (ii) advertising and marketing expenses.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $39.3 million or 37.3% and $71.4 million or 34.3% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $11.1 million and $21.8 million, respectively, attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s SG&A expenses increased $8.9 million or 8.5% and $14.3 million or 6.9%, respectively. These increases include (i) increases in personnel costs of $4.5 million or 5.9% and $8.8 million or 5.9%, respectively, that are due primarily to higher staffing levels and annual wage increases and (ii) individually insignificant net increases in other SG&A expense categories.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $7.0 million or 20.3% and $17.2 million or 27.2% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s SG&A expenses increased $2.6 million or 7.6% and $7.3 million or 11.5%, respectively. These increases include (i) increases in labor and related costs of $1.6 million or 14.7% and $2.2 million or 10.8%, respectively, due primarily to annual wage increases, (ii) increases in legal fees of $1.3 million and $1.1 million respectively, due primarily to a fee paid during the second quarter of 2008 in connection with the settlement of an interconnect fee dispute and (iii) individually insignificant net changes in other expense categories. The increase during the six-month period also includes a $1.5 million or 13.7% increase in marketing and advertising costs, due primarily to increased marketing activity during the first quarter of 2008.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our consolidated earning (loss) before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

					Increase
	Three months ended		Increase		(decrease)
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$171.2	$132.6	$38.6	29.1	11.4
Switzerland	138.0	102.5	35.5	34.6	13.9
Austria	76.4	59.5	16.9	28.4	10.9
Ireland	35.7	24.1	11.6	48.1	28.1

Total Western Europe	421.3	318.7	102.6	32.2	13.4

Hungary	55.1	48.8	6.3	12.9	(2.8)
Other Central and Eastern Europe	132.0	98.8	33.2	33.6	7.8

Total Central and Eastern Europe	187.1	147.6	39.5	26.8	4.3

Central and corporate operations	(61.9)	(59.0)	(2.9)	(4.9)	10.3

Total UPC Broadband Division	546.5	407.3	139.2	34.2	13.5
Telenet (Belgium)	189.9	147.3	42.6	28.9	11.4
J:COM (Japan)	275.8	213.4	62.4	29.2	11.9
VTR (Chile)	81.9	59.5	22.4	37.6	23.3
Corporate and other	60.7	33.5	27.2	81.2	60.2

Total	$1,154.8	$861.0	$293.8	34.1	15.2

	Six months ended		Increase		Increase
	June 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$339.8	$260.6	$79.2	30.4	13.3
Switzerland	270.6	205.8	64.8	31.5	12.4
Austria	145.1	117.2	27.9	23.8	7.4
Ireland	69.6	46.7	22.9	49.0	29.3

Total Western Europe	825.1	630.3	194.8	30.9	13.1

Hungary	106.2	93.2	13.0	13.9	0.4
Other Central and Eastern Europe	250.9	187.4	63.5	33.9	10.1

Total Central and Eastern Europe	357.1	280.6	76.5	27.3	6.8

Central and corporate operations	(121.8)	(114.2)	(7.6)	(6.7)	7.5

Total UPC Broadband Division	1,060.4	796.7	263.7	33.1	13.8
Telenet (Belgium)	364.8	284.2	80.6	28.4	11.5
J:COM (Japan)	559.4	431.7	127.7	29.6	13.2
VTR (Chile)	157.5	114.0	43.5	38.2	20.9
Corporate and other	113.4	59.0	54.4	92.2	67.1

Total	$2,255.5	$1,685.6	$569.9	33.8	15.6

Operating Cash Flow Margin

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	%	%	%	%

UPC Broadband Division:
The Netherlands	55.1	50.9	55.6	50.8
Switzerland	51.4	48.3	51.9	49.0
Austria	53.1	48.7	51.1	48.4
Ireland	37.3	32.3	37.8	31.5
Total Western Europe	51.5	47.6	51.6	47.6
Hungary	50.8	52.0	50.9	50.7
Other Central and Eastern Europe	52.0	50.5	51.4	49.4
Total Central and Eastern Europe	51.7	51.0	51.2	49.8
Total UPC Broadband Division, including central and corporate costs	46.2	42.4	46.0	42.1
Telenet (Belgium)	49.0	47.0	47.9	46.3
J:COM (Japan)	39.9	40.0	40.8	40.5
VTR (Chile)	42.1	38.5	41.3	38.0

The improvement in the operating cash flow margins of our reportable segments during the 2008 periods, as compared to the respective 2007 periods, are generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and cost savings resulting from the continued integration of acquisitions have also positively impacted the operating cash flow margins of our reportable segments, particularly in Western Europe and Chile. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Revenue of our Reportable Segments above, our broadband communications operations are experiencing significant competition, particularly in Europe. Sustained or increased competition could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments. In this regard, the decrease in the operating cash flow margin of Hungary during the three-month period is primarily attributable to the effects of competition.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our total consolidated revenue increased $549.3 million and $1,054.3 million during the three and six months ended June 30, 2008, respectively, compared to the corresponding prior year periods. These increases include $47.9 million and $94.1 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, total consolidated revenue increased $126.8 million or 5.8% and $254.9 million or 5.9%, respectively, during the 2008 periods, as compared to the corresponding period in 2007. As discussed in greater detail under Discussion and Analysis of Reportable Segments — Revenue above, these increases are primarily attributable to RGU growth. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments — Revenue above.

Operating expenses

Our total consolidated operating expenses increased $157.0 million and $308.3 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $18.8 million and $36.9 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.0 million and $0.7 million, respectively. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses decreased $5.6 million or 0.6% during the three-month period and were relatively unchanged during the six-month period. For additional information, see Discussion and Analysis of Reportable Segments — Operating Expenses above.

SG&A expenses

Our total consolidated SG&A expenses increased $101.5 million and $175.9 million during the three and six months ended June 30, 2008, as compared to the corresponding prior year periods. These increases include $13.1 million and $26.0 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $2.0 million during the three month period and decreased $0.9 million during the six month period. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses increased $16.4 million or 3.9% and $22.6 million or 2.8%, respectively. As discussed in more detail under Discussion and Analysis of Reportable Segments — SG&A Expenses above, these increases generally reflects (i) net increases in labor costs, and (ii) less significant net increases in other expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

LGI common stock:
LGI performance-based incentive plans	$22.9	$21.1	$50.2	$50.0
Stock options, SARs, restricted stock and restricted stock units	13.2	12.3	22.9	24.8

Total LGI common stock	36.1	33.4	73.1	74.8
Other	6.9	6.6	10.2	8.7

Total	$43.0	$40.0	$83.3	$83.5

Included in:
Operating expense	$3.5	$2.5	$5.5	$4.8
SG&A expense	39.5	37.5	77.8	78.7

Total	$43.0	$40.0	$83.3	$83.5

Depreciation and amortization expense

Our total consolidated depreciation and amortization expense increased $133.8 million and $243.9 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effect of foreign currency exchange rate fluctuations, depreciation and amortization expense increased $33.2 million or 5.4% and $55.3 million or 4.6%, respectively. These increases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, and (iii) decreases associated with certain of VTR’s and Cablecom’s assets becoming fully depreciated.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $3.3 million and $1.8 million during the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $5.9 million during the corresponding prior year periods. The amount for the 2008 six-month period includes a $9.2 million gain on the sale of our interests in certain aircraft.

Interest expense

Our total consolidated interest expense increased $64.4 million and $111.0 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $26.2 million or 11.6% and $38.0 million or 8.3%, respectively. These increases reflect the net effect of an increase in our average outstanding indebtedness and a slight decrease in our weighted average interest rate. The slight decrease in our weighted average interest rate is due primarily to (i) a decrease in the weighted average interest rate of our UPC Broadband Holding Bank Facility and (ii) a decrease associated with the refinancing of the LG Switzerland PIK Loan Facility in April 2007. Amortization of deferred financing costs was relatively unchanged during the 2008 and 2007 periods. For additional information, see note 9 to our condensed consolidated financial statements.

Interest and dividend income

Our total consolidated interest and dividend income decreased $7.0 million during the three months ended June 30, 2008 and increased $3.4 million during the six months ended June 30, 2008, as compared to the corresponding prior year periods. These changes primarily are attributable to the net effect on interest income of decreases in our average consolidated cash and cash equivalent and restricted cash balances and higher weighted average interest rates. The higher weighted average interest rates primarily are attributable to the interest rate earned on our cash collateral account with respect to the VTR Bank Facility. This cash collateral account, which was initially funded in May 2007, earns interest at a rate that is significantly higher than the average rate earned by the remainder of our cash and cash equivalent and restricted cash balances. Dividend income decreased during the 2008 periods, as dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for the 2007 periods includes $7.8 million and $15.4 million, respectively, of dividends earned on our investment in ABC Family preferred stock. The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

SC Media (a)	$—	$7.4	$—	$17.9
Other	0.3	2.1	2.8	5.2

Total	$0.3	$9.5	$2.8	$23.1

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

Realized and unrealized gains on derivative instruments, net

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Cross-currency and interest rate derivative contracts (a)	$480.5	$79.7	$20.5	$41.8
Equity-related derivatives (b)	(73.8)	9.6	56.5	20.8
Foreign exchange contracts	(0.6)	(14.9)	(5.8)	(1.8)
Other	0.3	(0.5)	(0.2)	2.8

Total	$406.4	$73.9	$71.0	$63.6

(a)	The gains during the 2008 periods primarily are attributable to the net effect of (i) gains associated with increases in market interest rates in all relevant currencies, (ii) losses associated with increases in the values of the Czech koruna, Hungarian forint, Polish zloty and certain other currencies in central and eastern Europe relative to the euro, (iii) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and (iv) gains during the three-month period and losses during the six-month period associated with changes in the values of the Swiss franc and the U.S. dollar relative to the euro. In addition, the gains during the 2008 periods include a $54.0 million credit risk valuation adjustment, as further described in notes 6 and 7 to our condensed consolidated financial statements. The gains during the 2007 periods primarily are attributable to the net effect of (i) gains associated with increases in market interest rates in all relevant currencies, (ii) losses associated with increases in the values of the Romanian lei, Hungarian forint and certain other currencies in central and eastern Europe relative to the euro and (iii) gains associated with decreases in the values of the Swiss franc and the Czech koruna relative to the euro.

(b)	Includes activity related to (i) the Sumitomo Collar, (ii) the prepaid forward sale contract on our News Corp. Class A common stock and (iii) the call options we held during the 2007 periods with respect to Telenet ordinary shares.

For additional information concerning our derivative instruments, see note 6 to our condensed consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains, net

The details of our foreign currency transaction gains, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

U.S. dollar denominated debt issued by a European subsidiary	$(8.9)	$25.0	$144.0	$52.7
Yen denominated debt issued by U.S. subsidiaries	101.4	—	(79.5)	—
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	201.9	6.2	392.9	0.9
Cash denominated in a currency other than the entity’s functional currency	6.0	(10.7)	(59.7)	(7.2)
U.S. dollar debt issued by a Latin American subsidiary	(88.7)	11.3	(25.2)	6.2
Swiss franc debt issued by a European subsidiary	—	15.4	—	21.5
Other	(1.3)	1.8	10.5	(0.8)

Total	$210.4	$49.0	$383.0	$73.3

(a)	The significant gains during the 2008 periods primarily are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar and the euro against the Japanese yen.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized gains (losses) due to changes in fair values of certain investments and debt, net

The details of our unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	in millions

Investments (a):
Sumitomo	$(0.6)	$—	$(48.4)	$—
News Corp.	(20.4)	—	(30.0)	—
Other, net	3.0	—	10.1	—
Debt — UGC Convertible Notes (b)	40.8	(158.6)	113.1	(230.2)

Total	$22.8	$(158.6)	$44.8	$(230.2)

(a)	For additional information concerning our investments, see note 5 to our condensed consolidated financial statements.

(b)	Represents the changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The fair value of the UGC Convertible Notes is impacted by changes in (i) the exchange rate for the U.S. dollar and the euro, (ii) the market price and volatility of LGI common stock, (iii) market interest rates and (iv) the credit rating of UGC.

Income tax benefit (expense)

We recognized income tax expense of $189.9 million and income tax benefit of $60.9 million during the three months ended June 30, 2008 and 2007, respectively.

The income tax expense for the three months ended June 30, 2008 differs from the expected income tax expense of $256.2 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions and (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate. The positive impacts of these items were partially offset by the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries.

The income tax benefit for the three months ended June 30, 2007 differs from the expected income tax benefit of $15.0 million (based on the U.S. federal 35% income tax rate) due primarily to the tax benefits recognized in connection with the net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including a tax benefit of $86.3 million that we recognized during the second quarter of 2007 in connection with the release of valuation allowances by Telenet. The full amount of this benefit, which represents the portion of Telenet’s tax benefit that we did not allocate to goodwill, was allocated to the minority interest owners of Telenet. The positive impacts of these items were partially offset by the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans and investments in subsidiaries.

We recognized income tax expense of $290.8 million and income tax benefit of $54.6 million during the six months ended June 30, 2008 and 2007, respectively.

The income tax expense for the six months ended June 30, 2008 differs from the expected income tax expense of $247.2 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans and investments in subsidiaries. The negative impacts of these items were partially offset by the positive impacts of differences in the statutory and local tax rates in certain jurisdictions in which we operate.

The income tax benefit for the six months ended June 30, 2007 differs from the expected income tax benefit of $40.8 million (based on the U.S. federal 35% income tax rate) due primarily to the tax benefits recognized in connection with a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including a tax benefit recognized by Telenet as described above. The positive impacts of these items were partially offset by the negative impacts of (i) the increase of valuation allowances in other jurisdictions and (ii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans and investments in subsidiaries.

Minority interests in earnings of subsidiaries, net

Our minority interests in earnings of subsidiaries, net, decreased $33.8 million and $60.8 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year periods. These decreases are primarily attributable to lower earnings of Telenet, partially offset by increased earnings of J:COM and VTR.

Net earnings (loss)

During the three months ended June 30, 2008 and 2007, we reported net earnings of $428.2 million and a net loss of $129.7 million, respectively, including (i) operating income of $364.5 million and $210.2 million, respectively, (ii) interest expense of $290.7 million and $226.3 million, respectively, (iii) other net non-operating income (expense) of $658.3 million and ($26.7 million), respectively, (iv) income tax benefit (expense) of ($189.9 million) and $60.9 million, respectively, and (v) minority interests in earnings of subsidiaries, net, of $114.0 million and $147.8 million, respectively. During the six months ended June 30, 2008 and 2007, we reported net earnings of $272.6 million and a net loss of $265.8 million, respectively, including (i) operating income of

$722.3 million and $392.0 million, respectively, (ii) interest expense of $570.3 million and $459.3 million, respectively, (iii) other net non-operating income (expenses) of $554.4 million and ($49.3 million), respectively, (iv) income tax benefit (expense) of ($290.8 million) and $54.6 million, respectively, and (v) minority interests in earnings of subsidiaries, net, of $143.0 million and $203.8 million, respectively. The net earnings that we reported during the 2008 periods are primarily attributable to the fact that our operating income and our other net non-operating income more than offset our interest, income tax expense and minority interests in earnings of subsidiaries, net. Our other net non-operating income for the 2008 periods includes significant gains associated with changes in the fair value of our derivative instruments and movements in foreign currency exchange rates, both of which are subject to a high degree of volatility, and as such, do not represent a reliable source of income. In the absence of significant gains in the future in connection with (i) any dispositions of assets, (ii) changes in the fair value of our derivative instruments, (iii) changes in foreign currency exchange rate or (iv) other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) provisions for litigation, (d) impairment, restructuring and other operating charges, net, (e) interest expense, (f) other net non-operating expenses, (g) income tax expenses and (h) minority interests in earnings of subsidiaries, net. Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2008. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2008 are set forth in the following table. With the exception of LGI and UPC Holding, which are reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$12.5
Non-operating subsidiaries	407.4

Total LGI and non-operating subsidiaries	419.9

Operating subsidiaries:
UPC Broadband Division:
UPC Holding	0.1
UPC Broadband Holding (excluding VTR)	139.3
J:COM	303.9
Telenet	231.8
VTR	91.2
Chellomedia	10.1
Austar	7.6
Liberty Puerto Rico	4.5
Other operating subsidiaries	2.5

Total operating subsidiaries	791.0

Total cash and cash equivalents	$1,210.9

Liquidity of LGI and its Non-operating Subsidiaries

The $12.5 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $407.4 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2008. Our remaining cash and cash equivalents of $791.0 million at June 30, 2008 were held by our operating subsidiaries, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments. LGI also has access to the LGI Credit Facility, which provides for maximum borrowings of $215.0 million. At June 30, 2008, the full amount of the LGI Credit Facility had been drawn.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries and (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first six months of 2008. Most of this cash was used to purchase LGI common stock.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses, (ii) interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan, the LGJ Holdings Credit Facility and any borrowings outstanding under the LGI Credit Facility and (iii) commitment fees on any available borrowings under the LGI Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with the satisfaction of contingent liabilities, acquisitions, the repurchase of LGI common stock, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available on favorable terms, or at all.

As further described in note 10 to our condensed consolidated financial statements, we repurchased during the first six months of 2008 a total of 25,581,287 shares of our LGI Series A common stock at a weighted average price of $35.55 per share and 18,969,756 shares of our LGI Series C common stock at a weighted average price of $34.37 per share, for an aggregate purchase price of $1,561.3 million, including direct acquisition costs. At June 30, 2008, the amounts authorized under the January 2008 Repurchase Plan were fully utilized. On July 30, 2008, our board of directors authorized a new $500 million stock repurchase program, with terms similar to that of the January 2008 Repurchase Plan. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2008, see note 9 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, loans to LGI, capital distributions to LGI and other equity owners, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available on favorable terms, or at all. For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to maintain our and our operating subsidiaries’ debt at levels that result in a consolidated debt balance that is between four and five times our annualized consolidated operating cash flow. The ratio of our June 30, 2008 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2008 was 4.3 and the ratio of our June 30, 2008 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended June 30, 2008 was 3.9.

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

At June 30, 2008, our outstanding consolidated debt and capital lease obligations aggregated $19.8 billion, including $310.8 million that is classified as current in our condensed consolidated balance sheet. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months and to fund our foreseeable liquidity requirements. Accordingly, we do not believe that the recent adverse changes in the credit markets will adversely impact our ability to meet our foreseeable financial obligations.

At June 30, 2008, all but $215.0 million of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at June 30, 2008, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of our Consolidated Operating Results above.

General.  During the six months ended June 30, 2008, we used net cash provided by our operating activities of $1,526.7 million and $892.2 million of our existing cash and cash equivalent balances (excluding a $67.6 million increase due to changes in foreign currency exchange rates) to fund net cash used by our investing activities of $1,201.2 million and net cash used by our financing activities of $1,217.7 million.

Operating Activities.  Net cash flows from operating activities increased $475.5 million, from $1,051.2 million during the six months ended June 30, 2007 to $1,526.7 million during the corresponding 2008 period. This increase primarily is attributable to the net effect of (i) an increase in the cash generated by our video, voice and broadband internet services, (ii) an increase associated with changes in foreign currency exchange rates, (iii) an increase in cash received related to certain derivative instruments and (iv) an increase in cash paid for interest.

Investing Activities.  Net cash used by investing activities increased $107.4 million, from $1,093.8 million during the six months ended June 30, 2007 to $1,201.2 million during the corresponding 2008 period. This increase is due primarily to a $129.6 million increase in capital expenditures, as increases in capital expenditures due to changes in foreign currency exchange rates were only partially offset by a net decline in the local currency capital expenditures of our subsidiaries.

The UPC Broadband Division accounted for $579.1 million and $514.1 million of our consolidated capital expenditures during the six months ended June 30, 2008 and 2007, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) decreases in expenditures for the purchase and installation of customer premise equipment, (iii) increases in expenditures for support capital such as information technology upgrades and expenditures for general support systems and (iv) decreases in expenditures for new build and upgrade projects.

Our Telenet segment accounted for $176.3 million and $125.1 million of our consolidated capital expenditures during the six months ended June 30, 2008 and 2007, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $0.6 million and $16.0 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $176.9 million and $141.1 million during the six months ended June 30, 2008 and 2007, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2008 period primarily relates to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) increases in expenditures for new build and upgrade projects to expand services, (iii) increases in expenditures for the purchase and installation of customer premise equipment and (iv) decreases in expenditures for buildings and general support systems.

J:COM accounted for $164.4 million and $169.5 million of our consolidated capital expenditures during the six months ended June 30, 2008 and 2007, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $68.0 million and $73.5 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $232.4 million and $243.0 million during the six months ended June 30, 2008 and 2007, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) decreases in expenditures for the purchase and installation of customer premise equipment, (iii) decreases in expenditures for support capital such as information technology upgrades and expenditures for general support systems and (iv) decreases in expenditures for new build and upgrade projects to expand services.

VTR accounted for $91.9 million and $80.7 million of our consolidated capital expenditures during the six months ended June 30, 2008 and 2007, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) decreases in expenditures for the purchase and installation of customer premise equipment, (iii) increases in expenditures for support capital such as information technology upgrades and expenditures for general support systems and (iv) increases in expenditures for new build and upgrade projects.

We expect that J:COM’s full year capital expenditures (including capital lease additions) will range between 21% and 23% of J:COM’s full year 2008 revenue, as compared to the 2007 percentage of 24.7%. However, we continue to expect, as previously disclosed in our 2007 Annual Report on Form 10-K, that the percentage of revenue represented by the full year 2008 capital expenditures (including capital lease additions) of the UPC Broadband Division, Telenet and VTR will approximate the comparable 2007 percentage for each entity.

Financing Activities.  Net cash used by financing activities was $1,217.7 million during the six months ended June 30, 2008, compared to net cash provided by financing activities of $646.9 million during the corresponding period in 2007. This change primarily is attributable to (i) a $968.2 million increase in cash paid to repurchase our LGI Series A and Series C common stock, (ii) a $793.8 million decrease in net borrowings of debt and capital lease obligations and (iii) changes in foreign currency exchange rates.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at June 30, 2008, see note 13 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and internal processes governing our management of market risks and the use of derivative instruments to manage our exposure to such risks.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At June 30, 2008, our European subsidiaries held cash balances of $32.4 million that were denominated in euros and J:COM held cash balances of $303.9 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At June 30, 2008, the aggregate fair value of these investments was approximately $682.4 million. Where appropriate, we manage our exposure to market price fluctuations with derivative instruments such as the Sumitomo Collar and the prepaid forward sale contract on our News Corp. Class A common stock.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2008, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations and the maturities of our cross-currency interest rate swaps matched the applicable maturities of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 6 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Generally, we will consider hedging these currency risks when the foreign currency risk arises from agreements with third parties that involve the future payment or receipt of cash or other monetary items. As further described in note 6 to our condensed consolidated financial statements, at June 30, 2008 we were a party to foreign currency exchange contracts covering the forward purchase of the U.S. dollar and the forward sale of the euro, the Japanese yen, the Chilean peso and the Australian dollar. Other than the commitments covered by these forward contracts and our exposures with respect to debt that are hedged as described above, we do not believe that we have significant foreign currency risk related to non-hedged agreements with third parties that involve the future payment or receipt of cash or other monetary items.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 38.5% and 25.3% of our U.S. dollar revenue during the three months ended June 30, 2008 and 38.5% and 25.7% of our U.S. dollar revenue during the six months ended June 30, 2008 were derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30,	December 31,
	2008	2007

Spot rates:
Euro	0.6355	0.6857
Swiss franc	1.0208	1.1360
Japanese yen	106.19	111.79
Chilean peso	524.55	498.10
Hungarian forint	149.67	173.30
Australian dollar	1.0450	1.1406

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Average rates:
Euro	0.6400	0.7417	0.6536	0.7523
Swiss franc	1.0319	1.2224	1.0498	1.2278
Japanese yen	104.66	120.81	104.95	120.10
Chilean peso	471.55	526.85	467.21	533.71
Hungarian forint	158.62	184.10	165.82	188.27
Australian dollar	1.0596	1.2029	1.0821	1.2375

Inflation and Foreign Investment Risk

Our costs are subject to increasing inflationary pressures, particularly in Romania, Slovenia, Hungary, the Czech Republic, Chile and Belgium. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on operating cash flow and net earnings (loss). The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors.

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Telenet, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM and LGJ Holdings, the LIBOR-indexed debt of LGI, the LIBOR-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt through the maturity date of the applicable underlying debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At June 30, 2008, we effectively paid a fixed interest rate on 98% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates. The final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate.  At June, 2008, our variable rate indebtedness (exclusive of the effects of interest rate derivative agreements) aggregated $14.2 billion, and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 5.9%. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $71.1 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at June 30, 2008 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €87.3 million ($137.4 million), (ii) an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro at June 30, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €340.3 million ($535.5 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at June 30, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €24.8 million ($39.0 million), (iv) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at June 30, 2008 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €123.6 million ($194.5 million) and (v) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2008 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €110.7 million ($174.2 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at June 30, 2008 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 32.1 billion ($61.1 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at June 30, 2008 would have increased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.4 billion ($14.1 million) and (iii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2008 would have decreased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.6 billion ($14.5 million).

Telenet Interest Rate Caps and Interest Rate Collars

Holding all other factors constant, (i) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at June 30, 2008 would have increased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €21.8 million ($34.3 million) and (ii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at June 30, 2008 would have decreased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €25.6 million ($40.3 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at June 30, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €27.0 million ($42.5 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at June 30, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €36.0 million ($56.6 million), (iii) an instantaneous increase (decrease) in the risk free rate of 50 basis points (0.50%) at June 30, 2008 would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.5 million ($3.9 million) and (iv) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at June 30, 2008 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €35.5 million ($55.9 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock at June 30, 2008 would have decreased the aggregate fair value of the Sumitomo Collar by approximately ¥5.2 billion ($49.0 million) and (ii) an instantaneous decrease of 10% in the per share market price of Sumitomo’s common stock at June 30, 2008 would have increased the aggregate fair value of the Sumitomo Collar by approximately ¥6.2 billion ($58.4 million). Holding all other factors constant, an instantaneous increase (decrease) in the Japanese yen risk-free rate of 50 basis points (0.50%) at June 30, 2008 would have decreased (increased) the value of the Sumitomo Collar by ¥3.6 billion ($33.9 million).

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2008, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Class Action Lawsuits Relating to the LGI Combination — In the first quarter of 2005, 21 lawsuits were filed in the Delaware Court of Chancery, and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and LGI International, our predecessor and one of our subsidiaries, of the LGI Combination. The defendants named in these actions included UGC, former directors of UGC, and LGI International. The allegations in each of the complaints, which were substantially similar, asserted that the defendants breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants engaged in self-dealing and unjust enrichment, approved an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. The complaints sought various remedies, including damages for the public holders of UGC’s stock and an award of attorneys’ fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated all 21 Delaware lawsuits into a single action. On April 20, 2005, the Denver District Court, State of Colorado, issued an order granting a joint stipulation for stay of the action filed in that court pending the final resolution of the consolidated action in Delaware. On January 7, 2008, the Delaware Court of Chancery was formally advised that the parties had reached a binding agreement, subject to the Court’s approval, to settle the consolidated action for total consideration of $25 million (inclusive of any award of fees and expenses to the plaintiffs’ counsel). A stipulation of settlement dated February 19, 2008, as amended on February 29, 2008, setting forth the terms of the settlement and release of claims was filed with the Delaware Court of Chancery. Following the settlement hearing on May 16, 2008, the Delaware Court of Chancery entered an order and judgment, which became final and non-appealable on June 16, 2008, approving the terms of the stipulation of settlement and releasing all claims relating to the LGI Combination which were or could have been raised by the UGC public stockholders against the defendants and other released persons. Pursuant to the settlement stipulation, on May 19, 2008, LGI International transferred $25 million to an escrow account for distribution to certain members of the plaintiff class of the net amount remaining after the payment of the fee award to plaintiffs’ counsel and settlement administration costs. The stayed action in Denver District Court, State of Colorado, was voluntarily dismissed with prejudice on July 1, 2008. All of the actions having been terminated, this matter will not be reported in future quarters.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2008:

			Total number
			of shares	Approximate
			purchased as	dollar value of
			part of publicly	shares that may yet
	Total number of	Average price	announced plans	be purchased under
Period	shares purchased	paid per share (a)	or programs	the plans or programs

April 1, 2008 through April 30, 2008:
Series A	3,610,301	$34.56	3,610,301	(b)
Series C	2,188,473	$32.90	2,188,473	(b)
May 1, 2008 through May 31, 2008:
Series A	7,874,679	$35.37	7,874,679	(b)
Series C	3,712,000	$33.49	3,712,000	(b)
June 1, 2008 through June 30, 2008:
Series A	5,120,000	$33.85	5,120,000	(b)
Series C	2,238,700	$32.23	2,238,700	(b)
Total — April 1, 2008 through June 30, 2008:
Series A	16,604,980	$34.73	16,604,980	(b)
Series C	8,139,173	$32.99	8,139,173	(b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At June 30, 2008, the amounts authorized under our January 2008 repurchase plan were fully utilized. On July 30, 2008, our board of directors authorized a new $500 million stock repurchase program, with terms similar to that of our January 2008 repurchase plan. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

In addition to the shares listed in the table above, 19,851 shares of LGI Series A common stock and 23,692 shares of LGI Series C common stock were surrendered during the second quarter of 2008 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 12, 2008, we held our annual meeting of stockholders. At the annual meeting, two matters were considered and acted upon: (i) the elections of four directors to serve as Class III members of our Board until the 2011 annual meeting of stockholders or until their respective successors are elected and (ii) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2008. Each of the proposals was adopted. The following is a summary of the votes for each proposal:

Election of Michael T. Fries as Director

	For	Withheld

Series A	146,542,568	2,250,796
Series B	70,194,690	218,630

Total:	216,737,258	2,469,426

Election of Paul A. Gould as Director

	For	Withheld

Series A	135,701,977	13,091,387
Series B	70,184,010	229,310

Total:	205,885,987	13,320,697

Election of John C. Malone as Director

	For	Withheld

Series A	118,211,550	30,581,814
Series B	70,160,550	252,770

Total:	188,372,100	30,834,584

Election of Larry E. Romrell as Director

	For	Withheld

Series A	138,147,016	10,646,348
Series B	70,183,110	230,210

Total:	208,330,126	10,876,558

Ratification of KPMG LLP as independent auditors

				Broker
	For	Against	Abstentions	Non-Votes

Series A	147,097,027	1,267,363	428,974	—
Series B	70,372,620	37,720	2,980	—

Total:	217,469,647	1,305,083	431,954	—

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
10	Material Contracts:
10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (the Director Plan)*
10.2	Form of Non-Qualified Stock Option Agreement under the Director Plan*
10.3	Form of Termination Agreement relating to Aircraft Time Sharing Agreement*
10.4	Form of Verification of Incentive Award Terms under the Liberty Global, Inc. 2005 Incentive Plan (as Amended and Restated Effective October 31, 2006)*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: August 5, 2008	/s/ Michael T. Fries

Michael T. Fries President and Chief Executive Officer

Dated: August 5, 2008	/s/ Charles H.R. Bracken

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 5, 2008	/s/ Bernard G. Dvorak

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the “Merger 8-K”))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

10	Material Contracts:

10.1	Form of Restricted Share Units Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (the Director Plan)*

10.2	Form of Non-Qualified Stock Option Agreement under the Director Plan*

10.3	Form of Termination Agreement relating to Aircraft Time Sharing Agreement*

10.4	Form of Verification of Incentive Award Terms under the Liberty Global, Inc. 2005 Incentive Plan (as Amended and Restated Effective October 31, 2006)*

31	Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification*

*	Filed herewith