Form 10-Q
period 2008-09-30
Liberty Global, Inc.
filed 2008-11-05
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of October 31, 2008 was:
Series A common stock — 144,635,522 shares;
Series B common stock — 7,254,910 shares; and
Series C common stock — 141,056,630 shares.

LIBERTY GLOBAL, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Earnings (Loss) for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	50
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
ITEM 4.	CONTROLS AND PROCEDURES	85

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	86
ITEM 1A.	RISK FACTORS	86
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	87
ITEM 6.	EXHIBITS	88
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,581.4	$2,035.5
Trade receivables, net	765.8	1,003.7
Deferred income taxes	289.7	319.1
Derivative instruments (note 6)	372.4	230.5
Other current assets	296.0	335.8

Total current assets	3,305.3	3,924.6
Restricted cash (note 9)	470.8	475.5
Investments (note 5)	1,148.2	1,171.5
Property and equipment, net (note 8)	10,703.2	10,608.5
Goodwill (note 8)	12,707.0	12,626.8
Intangible assets subject to amortization, net (note 8)	2,213.9	2,504.9
Other assets, net	1,321.9	1,306.8

Total assets	$31,870.3	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30,	December 31,
	2008	2007
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671.5	$804.9
Deferred revenue and advance payments from subscribers and others	657.6	933.8
Current portion of debt and capital lease obligations (note 9)	439.0	383.2
Derivative instruments (note 6)	356.7	116.2
Accrued interest	118.6	341.2
Accrued capital expenditures	154.2	194.1
Other accrued and current liabilities	1,235.7	1,084.1

Total current liabilities	3,633.3	3,857.5
Long-term debt and capital lease obligations (note 9)	18,823.2	17,970.2
Other long-term liabilities	2,618.5	2,508.8

Total liabilities	25,075.0	24,336.5

Commitments and contingencies (note 13)
Minority interests in subsidiaries	2,740.0	2,446.0

Stockholders’ equity (note 10):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 145,072,997 and 174,687,478 shares, respectively	1.5	1.7
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,254,910 and 7,256,353 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 146,096,678 and 172,129,524 shares, respectively	1.5	1.7
Additional paid-in capital	4,394.3	6,293.2
Accumulated deficit	(1,122.3)	(1,319.1)
Accumulated other comprehensive earnings, net of taxes	780.2	858.5

Total stockholders’ equity	4,055.3	5,836.1

Total liabilities and stockholders’ equity	$31,870.3	$32,618.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions, except share and per share amounts

Revenue (note 12)	$2,649.7	$2,255.3	$7,990.6	$6,541.9

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 11 and 12)	1,013.3	921.4	3,105.1	2,704.9
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 11 and 12)	510.3	474.1	1,587.2	1,375.1
Depreciation and amortization	711.9	615.4	2,160.0	1,819.6
Provision for litigation (note 13)	—	146.0	—	146.0
Impairment, restructuring and other operating charges, net	1.4	11.6	3.2	17.5

	2,236.9	2,168.5	6,855.5	6,063.1

Operating income	412.8	86.8	1,135.1	478.8

Non-operating income (expense):
Interest expense (note 12)	(293.4)	(247.1)	(863.7)	(706.4)
Interest and dividend income	23.5	36.1	75.4	84.6
Share of results of affiliates, net	2.4	5.9	5.2	29.0
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	18.2	(134.8)	89.2	(71.2)
Foreign currency transaction gains (losses), net	(286.7)	(31.7)	96.3	41.6
Unrealized losses due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(129.2)	(0.3)	(84.4)	(230.5)
Gains (losses) on extinguishment of debt, net	—	1.6	—	(21.7)
Gains (losses) on disposition of assets, net	(0.4)	552.8	(1.8)	553.1
Other income (expense), net	(0.5)	1.0	1.8	(3.6)

	(666.1)	183.5	(682.0)	(325.1)

Earnings (loss) before income taxes and minority interests	(253.3)	270.3	453.1	153.7
Income tax expense	(25.0)	(178.4)	(315.8)	(123.8)
Minority interests in earnings of subsidiaries, net	(30.6)	(51.5)	(173.6)	(255.3)

Net earnings (loss)	$(308.9)	$40.4	$(36.3)	$(225.4)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$(1.01)	$0.11	$(0.11)	$(0.58)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 2)	$(1.01)	$0.10	$(0.11)	$(0.58)

Weighted average common shares outstanding — basic	306,400,856	380,820,488	323,952,314	385,518,890

Weighted average common shares outstanding — diluted	306,400,856	414,288,951	323,952,314	385,518,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Net earnings (loss)	$(308.9)	$40.4	$(36.3)	$(225.4)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(445.1)	457.7	(40.9)	506.9
Reclassification adjustment for foreign currency translation losses included in net earnings (loss)	0.5	19.4	0.5	19.4
Unrealized gains on available-for-sale securities	—	20.3	—	15.6
Reclassification adjustment for losses on available-for-sale securities included in net loss	—	—	—	3.8
Other	(1.2)	(2.1)	1.6	0.7

Other comprehensive earnings (loss)	(445.8)	495.3	(38.8)	546.4

Comprehensive earnings (loss)	$(754.7)	$535.7	$(75.1)	$321.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						Accumulated
						other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions
Balance at January 1, 2008, before effect of accounting changes	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1
Accounting changes (note 3)	—	—	—	—	233.1	(39.5)	193.6

Balance at January 1, 2008, as adjusted for accounting changes	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7
Net loss	—	—	—	—	(36.3)	—	(36.3)
Other comprehensive loss, net of taxes	—	—	—	—	—	(38.8)	(38.8)
Repurchase and cancellation of common stock (note 10)	(0.2)	—	(0.2)	(1,938.5)	—	—	(1,938.9)
Stock-based compensation, net of taxes (note 11)	—	—	—	37.1	—	—	37.1
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	10.9	—	—	10.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(8.4)	—	—	(8.4)

Balance at September 30, 2008	$1.5	$0.1	$1.5	$4,394.3	$(1,122.3)	$780.2	$4,055.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2008	2007
	in millions

Cash flows from operating activities:
Net loss	$(36.3)	$(225.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	125.3	141.3
Depreciation and amortization	2,160.0	1,819.6
Provision for litigation	—	146.0
Impairment, restructuring and other operating charges, net	3.2	17.5
Amortization of deferred financing costs and non-cash interest	35.3	63.9
Share of results of affiliates, net of dividends	(5.2)	(24.4)
Realized and unrealized losses (gains) on derivative instruments, net	(89.2)	71.2
Foreign currency transaction gains, net	(96.3)	(41.6)
Unrealized losses due to changes in fair values of certain investments and debt, net of certain dividends	85.8	230.5
Deferred income tax expense	162.3	2.0
Losses on extinguishment of debt, net	—	21.7
Losses (gains) on disposition of assets, net	1.8	(553.1)
Minority interests in earnings of subsidiaries, net	173.6	255.3
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(296.2)	(248.6)

Net cash provided by operating activities	2,224.1	1,675.9

Cash flows from investing activities:
Capital expended for property and equipment	(1,679.1)	(1,451.2)
Cash paid in connection with acquisitions, net of cash acquired	(251.7)	(985.0)
Proceeds received upon dispositions of assets	38.4	454.0
Other investing activities, net	(16.9)	(30.5)

Net cash used by investing activities	(1,909.3)	(2,012.7)

Cash flows from financing activities:
Borrowings of debt	1,971.9	2,556.9
Repayments of debt and capital lease obligations	(747.4)	(1,560.5)
Repurchase of LGI common stock	(1,955.5)	(1,271.6)
Proceeds from issuance of stock by subsidiaries	—	122.5
Other financing activities, net	(22.9)	44.6

Net cash used by financing activities	(753.9)	(108.1)

Effect of exchange rates on cash	(15.0)	82.2

Net decrease in cash and cash equivalents	(454.1)	(362.7)
Cash and cash equivalents:
Beginning of period	2,035.5	1,880.5

End of period	$1,581.4	$1,517.8

Cash paid for interest	$1,042.0	$713.7

Net cash paid for taxes	$130.7	$62.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at September 30, 2008 in 15 countries, primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.7% at September 30, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at September 30, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.0% at September 30, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2008.

Certain prior period amounts have been reclassified to conform to the current year presentation, including certain cash flows related to our derivative instruments, which have been reclassified in our condensed consolidated statement of cash flows to align with the classification of the applicable underlying cash flows.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(2)	Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares (excluding unvested common shares) outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, unvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the period presented. The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions, except share amounts

Numerator:
Net earnings (loss) (basic EPS computation)	$(308.9)	$40.4	$(36.3)	$(225.4)
Reversal of impact of certain obligations that may be settled in shares, net of taxes	—	(0.6)	—	—
Reversal of impact of UGC Convertible Notes, net of taxes	—	2.2	—	—

Net earnings (loss) (diluted EPS computation)	$(308.9)	$42.0	$(36.3)	$(225.4)

Denominator:
Weighted average common shares (basic EPS computation)	306,400,856	380,820,488	323,952,314	385,518,890
Incremental shares attributable to the assumed conversion of the UGC Convertible Notes	—	22,169,280	—	—
Incremental shares attributable to obligations that may be settled in shares	—	715,393	—	—
Incremental shares attributable to the assumed exercise of outstanding stock options and stock appreciation rights (SARs) and the release of restricted shares and share units upon vesting (treasury stock method)	—	10,583,790	—	—

Weighted average common shares (diluted EPS calculation)	306,400,856	414,288,951	323,952,314	385,518,890

A total of 3,238,728 stock options, SARs, unvested shares and unvested share units and 13,184,379 shares issuable pursuant to obligations that may be settled in shares were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2007 because their effect would have been antidilutive.

We reported net losses during the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007. Therefore, the dilutive effect at September 30, 2008 and 2007 of (i) the aggregate number of then outstanding options, SARs, and unvested shares and share units of approximately 27.4 million and 29.1 million,

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

respectively, (ii) the aggregate number of shares then issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 47.5 million and 39.2 million, respectively, and (iii) the number of shares then contingently issuable pursuant to LGI performance-based incentive plans of 12.8 million and 9.5 million, respectively, were not included in the computation of diluted loss per share for these periods because their inclusion would have been antidilutive to the computation.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the fair value method of accounting for certain equity method and available-for-sale investments, and such adoption resulted in (i) an increase to our investments of $280.9 million, (ii) an increase to our long-term deferred tax liabilities of $82.3 million, (iii) a decrease to our accumulated other comprehensive earnings, net of taxes, of $39.5 million and (iv) a decrease to our accumulated deficit of $238.1 million. Our adjustment to accumulated other comprehensive earnings, net of taxes, includes the release of previously-recorded foreign currency translation gains of $4.4 million and unrealized gains on available-for-sale securities of $35.1 million. For information regarding our fair value method investments, see note 5.

EITF 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance for determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or APB No. 12, Omnibus Opinion (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. Effective January 1, 2008, we adopted EITF 06-10, which is applicable to two joint survivor life insurance

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

policies that provide for an aggregate death benefit of $30 million on the lives of one of our former directors and his spouse. Such adoption resulted in (i) an increase to our other long-term assets of $21.8 million, (ii) an increase to our other accrued and current liabilities of $13.2 million, (iii) a decrease to our long-term deferred tax liabilities of $2.9 million, (iv) an increase to our other long-term liabilities of $16.5 million and (v) an increase to our accumulated deficit of $5.0 million.

FSP 157-3

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (i) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (ii) observable market information from an inactive market should be taken into account and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of the guidance provided in FSP 157-3 did not have a material impact on our consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. We have not completed our analysis of the impact of this standard on our consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
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

2008 Acquisition

Acquisition of Spektrum

On September 1, 2008, Chellomedia Programming BV, a wholly owned subsidiary of Chellomedia, acquired 100% ownership interests in (i) Spektrum-TV ZRT and (ii) Ceska programova spolecnost s.r.o. (together, Spektrum) for cash consideration of $94.2 million, before considering cash acquired, post-closing working capital adjustments and direct acquisition costs. Spektrum operates a documentary channel in the Czech Republic, Slovakia and Hungary. Chellomedia acquired Spektrum in order to achieve certain financial, operational and strategic benefits through the integration of Spektrum with Chellomedia’s existing operations.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

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

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2007 give effect to (i) the JTV Thematics acquisition and (ii) the third quarter 2007 acquisition of additional Telenet shares as if such acquisitions had been completed as of January 1, 2007. No effect has been given to the Spektrum acquisition since it would not have had a material impact on our results of operations for the 2008 or 2007 periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	in millions, except per share amounts

Revenue	$2,270.3	$6,600.7

Net earnings (loss)	$35.7	$(226.7)

Basic earnings (loss) per share	$0.09	$(0.59)

Diluted earnings (loss) per share	$0.09	$(0.59)

(5)	Investments

The details of our investments are set forth below:

	September 30,	December 31,
Accounting Method	2008	2007
	in millions

Fair value (a)	$880.4	$—
Equity (b)	246.3	388.6
Cost	21.5	22.1
Available-for-sale	—	760.8

Total	$1,148.2	$1,171.5

(a)	As further discussed in note 3, we adopted SFAS 159 effective January 1, 2008. Pursuant to SFAS 159, we elected the fair value option for certain of our investments, including our investments in Sumitomo, The News Corporation Limited (News Corp.) and Telewizyjna Korporacja Partycypacyjna S.A. The aggregate fair value of our fair value method investments as of January 1, 2008 was $1,138.8 million.

(b)	At September 30, 2008, investments accounted for using the equity method include our investments in Mediatti Communications, Inc. (Mediatti), Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
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

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar, the euro (€), the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of certain of J:COM’s derivative instruments, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The following table provides details of the fair value of our derivative instrument assets (liabilities), net:

	September 30,	December 31,
	2008	2007
	in millions

Cross-currency and interest rate derivative contracts (a)	$(480.4)	$(280.3)
Equity-related derivatives (b)	424.3	210.8
Foreign exchange contracts	10.2	(5.9)
Other	4.2	5.0

Total (c)	$(41.7)	$(70.4)

Current asset	$372.4	$230.5
Long-term asset	584.7	421.7
Current liability	(356.7)	(116.2)
Long-term liability	(642.1)	(606.4)

Total (c)	$(41.7)	$(70.4)

(a)	In 2008, we began considering credit risk in our fair value assessments in accordance with the provisions of SFAS 157. As of September 30, 2008, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $4.6 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $87.4 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. Net gains arising from credit risk valuation adjustments of $28.8 million and $82.8 million for the three and nine

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

months ended September 30, 2008, respectively, are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 7.

(b)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value amount as of September 30, 2008 does not include a credit risk valuation adjustment as any losses incurred by our company in the event of nonperformance by the counterparty would be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(c)	Excludes the prepaid forward sale contract on our News Corp. Class A common stock, which is included in long-term debt and capital lease obligations in our condensed consolidated balance sheets. For reasons similar to those expressed in note (b) above, the fair value of the equity derivative embedded in this prepaid forward contract does not include a credit risk valuation adjustment.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Cross-currency and interest rate derivative contracts	$(191.3)	$(132.1)	$(170.8)	$(60.1)
Equity-related derivatives (a)	184.6	15.8	241.1	6.4
Foreign exchange contracts	25.8	(17.5)	20.0	(19.3)
Other	(0.9)	(1.0)	(1.1)	1.8

Total	$18.2	$(134.8)	$89.2	$(71.2)

(a)	Includes activity related to (i) the Sumitomo Collar, (ii) the prepaid forward sale contract on our News Corp. Class A common stock and (iii) the call options we held during the 2007 periods with respect to Telenet ordinary shares.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Nine months ended
	September 30,
	2008	2007
	in millions

Net cash received (paid) related to derivative instruments:
Operating activities	$54.4	$(80.2)
Investing activities	(2.2)	(0.2)
Financing activities	(2.7)	58.8

Total	$49.5	$(21.6)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2008 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty	counterparty
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	6 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
July 2009 — July 2010	60.0		1,703.1	5.50%	5.33%
July 2010 — December 2014	60.0		1,703.1	5.50%	6.05%
February 2010	105.8		3,018.7	5.50%	4.88%
February 2010 — December 2014	105.8		3,018.7	5.50%	5.80%
December 2014	200.0		5,800.0	5.46%	5.30%

	€591.6	CZK	16,946.7

July 2009	€25.0	SKK	951.1	5.50%	6.58%
July 2009 — July 2010	25.0		951.1	5.50%	5.67%
September 2012	50.0		1,900.0	5.46%	6.04%

	€100.0	SKK	3,802.2

July 2009	€260.0	HUF	75,570.0	5.50%	8.75%
July 2009 — July 2010	260.0		75,570.0	5.50%	7.80%
July 2010 — December 2014	260.0		75,570.0	5.50%	9.40%
December 2014	228.0		62,867.5	5.50%	8.98%

	€1,008.0	HUF	289,577.5

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	245.0		1,000.6	5.50%	6.52%
July 2010 — December 2014	245.0		1,000.6	5.50%	7.60%
December 2014	98.4		335.0	5.50%	7.12%

	€833.4	PLN	3,336.8

December 2010	€200.0	RON	709.1	5.50%	10.98%
December 2010 — December 2014	200.0		709.1	5.50%	10.69%
December 2014	89.1		320.1	5.50%	10.27%

	€489.1	RON	1,738.3

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	898.4		1,466.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.94%

	€1,127.5	CHF	1,821.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.0%	10.0%

December 2014	$511.5	CHF	558.0	6 mo. LIBOR + 2.75%	6 MO. CHF LIBOR + 2.95%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty	counterparty
	in millions

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$465.5	CLP	257,654.3	6 mo. LIBOR + 3.0%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2008 are as follows:

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty	counterparty
	in millions
UPC Broadband Holding:
January 2009		€210.0	6 mo. EURIBOR	3.58%
January 2009		1,000.0	1 mo. EURIBOR +2.0%	6 mo. EURIBOR + 1.89%
January 2009		2,640.0	1 mo. EURIBOR + 2.1%	6 mo. EURIBOR + 2.0%
January 2009 — January 2010		3,640.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.81%
January 2010		250.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.79%
April 2010		1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		1,000.0	6 mo. EURIBOR	4.66%
January 2011		193.5	6 mo. EURIBOR	3.83%
September 2012		500.0	3 mo. EURIBOR	2.96%
December 2013		90.5	6 mo. EURIBOR	3.84%
January 2014		185.0	6 mo. EURIBOR	4.04%
October 2008 — December 2014		449.5	6 mo. EURIBOR	4.78%

		€11,158.5

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014		618.5	6 mo. CHF LIBOR	3.56%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014		711.5	6 mo. CHF LIBOR	3.65%
December 2014		1,050.0	6 mo. CHF LIBOR	3.47%

	CHF	3,710.0

July 2013	CLP	110,700.0	6.78%	6 mo. TAB

January 2009		$1,900.0	1 mo. LIBOR + 1.75%	6 mo. LIBOR + 1.64%
January 2009 — January 2010		1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

		$3,800.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty	counterparty
	in millions
Chellomedia PFH:
January 2010		$88.2	1 mo. LIBOR + 3.0%	6 mo. LIBOR + 2.90%

December 2013		$88.2	6 mo. LIBOR	4.98%

January 2010		€152.7	1 mo. EURIBOR + 3.0%	6 mo. EURIBOR + 2.82%

December 2013		€152.7	6 mo. EURIBOR	4.13%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013		430.0	3 mo. AUD BBSY	6.78%
August 2011 — August 2013		25.0	3 mo. AUD BBSY	6.97%

	AUD	705.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$168.0	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	110,700.0	6 mo. TAB	7.78%

Telenet NV, an indirect wholly owned subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
January 2010 — December 2011		50.0	3 mo. EURIBOR	5.29%

		€100.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly owned subsidiary of Telenet:
December 2008		€530.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.96%
September 2009		25.6	3 mo. EURIBOR	4.52%
September 2012		300.0	3 mo. EURIBOR	4.35%

		€855.6

LGJ Holdings LLC (LGJ Holdings):
January 2010		¥75,000.0	1 mo. TIBOR +3.25%	6 mo. TIBOR + 3.18%
November 2012		75,000.0	6 mo. TIBOR	1.34%

		¥150,000.0

J:COM:
September 2011		¥2,000.0	6 mo. TIBOR	1.37%
October 2011		10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014		10,000.0	3 mo. TIBOR	1.15%

		¥61,500.0

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Telenet Interest Rate Caps:

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Maximum rate
	in millions

Telenet NV:
September 2009	€19.0	4.0%
December 2017	€4.8	6.5%
December 2017	€4.8	5.5%
Telenet Bidco:
September 2013	€250.0	4.75%
September 2014	€600.0	4.65%
September 2015	€650.0	4.75%

Telenet Interest Rate Collars:

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions

Telenet NV:
December 2011	€50.0	2.5%	4.5%
December 2011	€25.0	2.5%	5.5%

Foreign Exchange Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at September 30, 2008:

	Currency	Currency
	purchased	sold
LGI subsidiary	forward	forward		Maturity dates
	in millions
UPC Broadband Holding	$1.8		€1.3	November 2008
Liberty Global Europe Financing BV (the parent company of UPC Holding)	$75.0		€49.2	October 2008
Liberty Global Europe Financing BV	$21.0	CLP	10,877.0	December 2008
Telenet NV	$8.0		€5.3	October 2008 — December 2008
J:COM	$34.3		¥3,709.0	October 2008 — December 2010
VTR	$44.5	CLP	22,909.0	October 2008 — August 2009
Austar Entertainment	$32.5	AUD	40.1	October 2008 — December 2009

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(7)	Fair Value Measurements

As further described in note 3, we adopted SFAS 159 and certain provisions of SFAS 157 effective January 1, 2008. We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the €500.0 million ($703.2 million) 1.75% euro-denominated convertible senior notes (the UGC Convertible Notes) issued by our indirect wholly owned subsidiary, UnitedGlobalCom, Inc. (UGC). SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

All of our Level 2 inputs (interest rates, yield curves, dividend yields and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive fair value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. As allowed by SFAS 157, the midpoints of applicable bid and ask ranges are used as inputs for our internal valuations.

For our investments in Sumitomo common stock and News Corp. Class A common stock, the fair value measurement is based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuation of these investments falls under Level 1 of the SFAS 157 fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the SFAS 157 fair value hierarchy.

The fair value measurements of our equity-related derivative instruments are based on option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations of our equity-related derivative instruments, we believe that these valuations fall under Level 3 of the SFAS 157 fair value hierarchy.

The fair value measurements of our interest rate and foreign currency related derivative instruments are determined using cash flow valuation models. The primary inputs to the cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of our various interest and foreign currency related derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data and are not altered in performing our valuations. SFAS 157 requires the incorporation of a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ estimated credit spreads are Level 3 inputs that are used to derive the credit valuation adjustment on our interest rate and

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the overall valuation of our interest rate and foreign currency derivative instruments, we believe that the valuations of these instruments fall under Level 2 of the SFAS 157 fair value hierarchy.

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of SFAS 157. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock and volatilities of other similar companies. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the SFAS 157 fair value hierarchy.

A summary of the assets and liabilities measured at fair value that are included in our condensed consolidated balance sheet as of September 30, 2008 is as follows:

		Fair value measurements at September 30, 2008 using:
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	in millions

Assets:
Derivative instruments (a)	$980.0	$—	$523.3	$456.7
Investments	880.4	479.1	—	401.3

Total assets	$1,860.4	$479.1	$523.3	$858.0

Liabilities:
UGC Convertible Notes	$718.0	$—	$—	$718.0
Derivative instruments	998.8	—	989.2	9.6

Total liabilities	$1,716.8	$—	$989.2	$727.6

(a)	Includes the embedded derivative component of the prepaid forward sale contract on our News Corp. Class A common stock, which is included within long-term debt and capital lease obligations in our condensed consolidated balance sheets.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

		Equity-related	UGC
		derivative	Convertible
	Investments	instruments, net	Notes	Total
	in millions

Balance of asset (liability) at January 1, 2008	$378.0	$199.6	$(902.3)	$(324.7)
Gains included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	241.1	—	241.1
Unrealized gains due to changes in fair values of certain investments and debt, net	13.0	—	184.3	197.3
Purchases, settlements and other	24.5	6.1	—	30.6
Foreign currency translation adjustments	(14.2)	0.3	—	(13.9)

Balance of asset (liability) at September 30, 2008	$401.3	$447.1	$(718.0)	$130.4

(a)	All of the gains recognized during the nine months ended September 30, 2008 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2008.

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

(8)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30,	December 31,
	2008	2007
	in millions

Distribution systems	$15,376.2	$13,839.4
Support equipment, buildings and land	2,125.6	1,926.4

	17,501.8	15,765.8
Accumulated depreciation	(6,798.6)	(5,157.3)

Total property and equipment, net	$10,703.2	$10,608.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Goodwill

Changes in our goodwill for the nine months ended September 30, 2008 were as follows:

			Release of
			pre-acquisition
			valuation	Foreign
			allowance and	currency
		Acquisition	other income	translation
	January 1,	related	tax related	adjustments	September 30,
	2008	adjustments	adjustments	and other	2008
	in millions

UPC Broadband Division:
The Netherlands	$1,367.0	$1.4	$(38.2)	$(36.6)	$1,293.6
Switzerland	2,519.8	—	(6.9)	32.3	2,545.2
Austria	872.4	1.0	—	(25.1)	848.3
Ireland	260.6	—	(0.3)	(9.3)	251.0

Total Western Europe	5,019.8	2.4	(45.4)	(38.7)	4,938.1

Hungary	421.2	0.2	—	3.0	424.4
Other Central and Eastern Europe	1,109.2	35.6	—	(10.1)	1,134.7

Total Central and Eastern Europe	1,530.4	35.8	—	(7.1)	1,559.1

Total UPC Broadband Division	6,550.2	38.2	(45.4)	(45.8)	6,497.2
Telenet (Belgium)	2,183.0	(1.2)	—	(79.3)	2,102.5
J:COM (Japan)	2,677.3	37.3	—	130.8	2,845.4
VTR (Chile)	534.3	—	—	(48.3)	486.0
Corporate and other	682.0	138.6	—	(44.7)	775.9

Total LGI	$12,626.8	$212.9	$(45.4)	$(87.3)	$12,707.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30,	December 31,
	2008	2007
	in millions

Gross carrying amount:
Customer relationships	$2,788.0	$2,746.3
Other	460.8	507.7

	$3,248.8	$3,254.0

Accumulated amortization:
Customer relationships	$(899.4)	$(655.3)
Other	(135.5)	(93.8)

	$(1,034.9)	$(749.1)

Net carrying amount:
Customer relationships	$1,888.6	$2,091.0
Other	325.3	413.9

	$2,213.9	$2,504.9

Based on business conditions and market values that existed at September 30, 2008, we concluded that no impairments of our goodwill or other long-lived assets were required. However, subsequent to September 30, 2008, the systemic disruption of the worldwide equity markets accelerated and the market values of the publicly-traded equity of our company and our publicly-traded subsidiaries declined significantly. If, among other factors, these declines worsen through the end of 2008, we believe it is possible that, regardless of the results of the separate impairment tests of our individual reporting units, we will conclude during the fourth quarter of 2008 that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) the severity of the declines in our and our subsidiaries’ equity prices, (ii) economic conditions and (iii) other factors, any such impairment charges could be significant.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(9)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2008
	Weighted	Unused borrowing
	average	capacity (b)			Carrying value
	interest	Borrowing		U.S. $	September 30,	December 31,
	rate (a)	currency		equivalent	2008	2007
		in millions
Debt:
UPC Broadband Holding Bank Facility (c)	6.70%		€393.0	$552.7	$8,647.2	$7,208.2
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	703.3	729.2
UPC Holding 8.63% Senior Notes due 2014	8.63%		—	—	422.0	437.5
UPC Holding 8.0% Senior Notes due 2016	8.00%		—	—	422.0	437.5
UPC Holding Facility (c)	—		—	—	—	364.6
Telenet Credit Facility	7.66%		€315.0	443.0	2,791.9	2,770.8
J:COM Credit Facility	1.21%		¥30,000.0	282.5	190.4	485.1
Other J:COM debt	1.31%		¥26,847.0	252.8	1,336.3	1,010.2
UGC Convertible Notes (d)	1.75%		—	—	718.0	902.3
Sumitomo Collar Loan	1.88%		—	—	882.0	837.8
Austar Bank Facility	9.38%	AUD	65.6	51.8	618.7	678.3
LGJ Holdings Credit Facility	3.97%		—	—	706.3	670.9
VTR Bank Facility (e)	5.39%	CLP	136,391.6	248.1	465.5	470.3
Chellomedia Bank Facility	7.57%		—	—	302.9	313.8
Liberty Puerto Rico Bank Facility	4.49%		$10.0	10.0	168.0	169.3
Other (f)	8.69%		—	—	232.8	263.9

Total debt	6.06%			$1,840.9	18,607.3	17,749.7

Capital lease obligations:
J:COM					554.9	499.7
Telenet					70.0	75.8
Other subsidiaries					30.0	28.2

Total capital lease obligations					654.9	603.7

Total debt and capital lease obligations					19,262.2	18,353.4
Current maturities					(439.0)	(383.2)

Long-term debt and capital lease obligations					$18,823.2	$17,970.2

(a)	Represents the weighted average interest rate in effect at September 30, 2008 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative instruments, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 6.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2008 without regard to covenant compliance calculations. At September 30, 2008, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except the UPC Broadband Holding Bank Facility, which was limited by covenant compliance calculations. Based on the September 30, 2008 covenant compliance calculations, the aggregate amount that will be available for borrowing under the UPC Broadband Holding Bank Facility when the September 30, 2008 bank reporting requirements have been completed is €250.8 million ($352.7 million). Subsequent to September 30, 2008, Austar borrowed the full remaining availability under the Austar Bank Facility.

(c)	Effective May 16, 2008, the commitments of the lenders under the €250.0 million ($351.6 million) UPC Holding Facility were rolled into Facility M under the UPC Broadband Holding Bank Facility.

(d)	The UGC Convertible Notes are measured at fair value. In accordance with SFAS 157, our assessment of the fair value of the UGC Convertible Notes includes a credit risk component. The estimated change in credit risk during the three and nine months ended September 30, 2008 resulted in gains of $18.3 million and $62.1 million, respectively, that are included in unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 7.

(e)	Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $465.5 million at September 30, 2008, of which $4.7 million is reflected as a current asset and $460.8 million is presented as a long-term asset in our condensed consolidated balance sheet.

(f)	Carrying values include the fair value of the embedded equity derivative and the unamortized discount related to the prepaid forward sale contract on our News Corp. Class A common stock.

UPC Broadband Holding Bank Facility

In August and September 2008, two additional facility accession agreements (Facility O and Facility P, respectively) were entered into under the UPC Broadband Holding Bank Facility. Facility O is an additional term loan facility comprised of (i) a HUF 5,962.5 million ($34.6 million) sub-tranche and (ii) a PLN 115.1 million ($47.6 million) sub-tranche, and both sub-tranches were drawn in full in August 2008. Facility P is an additional term loan facility in the principal amount of $521.2 million, of which only $511.5 million was received due to the failure of one of the lenders to fund a $9.7 million commitment. The lenders under LGI’s $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility) rolled their commitments into Facility P, and the LGI Credit Facility was cancelled. Certain of the lenders under Facility I, a €250.0 million ($351.6 million) repayable and redrawable term loan under the UPC Broadband Holding Bank Facility, have novated €202.0 million ($284.1 million) of their undrawn commitments to Liberty Global Europe BV, which is a direct subsidiary of UPC Broadband Holding, and have entered into Facility P. The remaining third party lenders under Facility I remain committed to lend their €48.0 million ($67.5 million) share of Facility I. Facility P was drawn on September 12, 2008. The

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

proceeds of Facilities O and P have been applied towards general corporate and working capital purposes. The details of our borrowings under the UPC Broadband Holding Bank Facility as of September 30, 2008 are summarized in the following table:

		September 30, 2008
			Facility amount	Unused	Outstanding
			(in borrowing	borrowing	principal
Facility	Final maturity date	Interest rate	currency) (a) (b)	capacity (b)	amount
			in millions
I	April 1, 2010	EURIBOR + 2.50%	€48.0	$67.5	$—
L	July 3, 2012	EURIBOR + 2.25%	€830.0	485.2	682.2
M	(c)	EURIBOR + 2.00%	€3,890.0	—	5,471.3
N	(c)	LIBOR + 1.75%	$1,900.0	—	1,900.0
O	July 31, 2013	(d)	(d)	—	82.2
P	September 2, 2013	LIBOR + 2.75%	$511.5	—	511.5

Total				$552.7	$8,647.2

(a)	The total committed amount of Facility I is €250.0 million, however, €202.0 million has been novated to Liberty Global Europe BV. Therefore, total third-party commitments at September 30, 2008 were €48.0 million.

(b)	For Facility P, the $9.7 million that was not funded by one of our lenders has been excluded from the facility amount and unused borrowing capacity. Due to the financial difficulties of this lender, we do not believe that this amount represents a near-term source of liquidity. We have no further credit risk exposures to this particular financial institution. Subsequent to September 30, 2008, we borrowed €70.0 million ($98.5 million) of the Facility L availability.

(c)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) the date falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(d)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($34.6 million) sub-tranche and (ii) a PLN 115.1 million ($47.6 million) sub-tranche.

Amendment of Telenet Credit Facility

Effective May 23, 2008, Telenet’s senior credit facility (the Telenet Credit Facility) was amended to (i) include an increased basket for permitted financial indebtedness incurred pursuant to finance leases, (ii) include a new definition of “Interkabel Acquisition,” (iii) carve-out indebtedness incurred under the network lease entered into in connection with the Interkabel Acquisition up to a maximum aggregate amount of €195.0 million ($274.3 million) from the definition of Total Debt (as defined in the Telenet Credit Facility) and (iv) extend the availability period for the €225.0 million ($316.5 million) Term Loan B2 Facility from July 31, 2008 to June 30, 2009. Furthermore, the margins for the respective facilities were confirmed as follows: (i) the applicable margin for the €530.0 million ($745.4 million) Term Loan A Facility is 2.25% per annum over EURIBOR, (ii) the applicable margin for the €307.5 million ($432.5 million) Term Loan B1 Facility and Term Loan B2 Facility is 2.50% per annum over EURIBOR, (iii) the applicable margin for the €1,062.5 million ($1,494.4 million) Term Loan C Facility is 2.75% per annum over EURIBOR and (iv) the applicable margin for the €175.0 million ($246.1 million) Revolving Facility is 2.125% per annum over EURIBOR.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on September 30, 2008 exchange rates:

Debt:

	UPC
	Holding
	debt
	(excluding	VTR	Telenet	J:COM	Austar
	VTR)	debt	debt	debt	debt	Other (a)	Total
	in millions
Year ended December 31:
Fourth quarter 2008	$3.7	$—	$—	$80.3	$—	$0.8	$84.8
2009	13.7	4.7	11.1	123.4	—	94.5	247.4
2010	1.3	4.8	10.7	116.3	—	5.2	138.3
2011	0.2	4.8	10.8	181.3	177.8	708.4	1,083.3
2012	682.4	4.7	756.0	99.8	79.0	746.7	2,368.6
2013	594.0	4.7	297.0	658.1	361.9	259.4	2,175.1
Thereafter	8,918.4	441.8	1,818.3	267.5	—	1,074.9	12,520.9

Total debt maturities	10,213.7	465.5	2,903.9	1,526.7	618.7	2,889.9	18,618.4
Net embedded equity derivative, fair value adjustment and unamortized discount	—	—	—	—	—	(11.1)	(11.1)

Total debt	$10,213.7	$465.5	$2,903.9	$1,526.7	$618.7	$2.878.8	$18,607.3

Current portion	$16.6	$4.7	$11.1	$175.9	$—	$68.8	$277.1

Noncurrent portion	$10,197.1	$460.8	$2,892.8	$1,350.8	$618.7	$2,810.0	$18,330.2

(a)	The 2009 amount includes borrowings of $89.3 million under the prepaid forward sale contract on our shares of News Corp. Class A common stock. We expect that the source of repayment for this borrowing will be the underlying shares of News Corp. Class A common stock. The 2011 amount includes the €500.0 million ($703.2 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Capital lease obligations:

	J:COM	Other (a)	Total
	in millions

Year ended December 31:
Fourth quarter 2008	$43.0	$3.4	$46.4
2009	162.8	14.8	177.6
2010	143.9	13.4	157.3
2011	110.0	12.6	122.6
2012	77.2	11.8	89.0
2013	38.4	11.5	49.9
Thereafter	26.0	78.4	104.4

	601.3	145.9	747.2
Less: amount representing interest	(46.4)	(45.9)	(92.3)

Present value of net minimum lease payments	$554.9	$100.0	$654.9

Current portion	$152.4	$9.5	$161.9

Noncurrent portion	$402.5	$90.5	$493.0

(a)	Excludes Telenet’s existing obligations to the PICs (as defined in note 13) and the capital lease obligation incurred by Telenet on October 1, 2008 in connection with the PICs Acquisition, as described in note 15.

Non-cash Refinancing Transactions

During the nine months ended September 30, 2008 and 2007, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $389.0 million and $6,078.0 million, respectively.

(10)  Stockholders’ Equity

Stock Repurchases

At December 31, 2007, we were authorized to purchase an additional $60.6 million of our LGI Series A and Series C common stock, pursuant to our November 2007 repurchase program. In January 2008, we purchased the remaining amounts authorized under the November 2007 repurchase plan and our board of directors approved a new stock repurchase program (the January 2008 Repurchase Plan) under which we were authorized to acquire from time to time up to $500 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. In February 2008 and again in May 2008, the authorized amount under the January 2008 Repurchase Plan was increased by $500 million. On July 30, 2008, our board of directors authorized a new $500 million stock repurchase program (the July 2008 Repurchase Plan), with terms similar to that of the January 2008 Repurchase Plan. The timing of the repurchase of shares pursuant to these programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

During the first nine months of 2008, we acquired 30,136,987 shares of our LGI Series A common stock at a weighted average price of $35.05 per share and 26,562,756 shares of our LGI Series C common stock at a weighted

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

average price of $33.22 per share, for an aggregate purchase price of $1,938.9 million, including direct acquisition costs. At September 30, 2008, the amounts authorized under the January 2008 Repurchase Plan were fully utilized and the remaining amount authorized under the July 2008 Repurchase Plan was $122.6 million.

Subsequent to September 30, 2008, (i) the authorized amount under the July 2008 Repurchase Plan was increased by $250 million and (ii) we acquired 541,800 shares of our LGI Series A common stock at a weighted average price of $22.74 per share and 5,135,600 shares of our LGI Series C common stock at a weighted average price of $21.31, for an aggregate purchase price of $121.8 million, including direct acquisition costs. After giving effect to the increased authorization and these repurchases, the remaining amount authorized under the July 2008 Repurchase Plan was $250.8 million.

Austar Equity Transactions

On April 1, 2008, Austar issued 54,025,795 ordinary shares upon the vesting of certain Class B shares that were originally issued pursuant to an executive compensation plan. Proceeds of AUD 7.5 million ($7.1 million at the average rate for the period) were received by Austar in conjunction with the repayment of the shareholders’ loans associated with the Class B shares. Subsequently, on May 13, 2008, 12,200,000 of these newly issued ordinary shares were purchased by another LGI subsidiary for aggregate cash consideration of AUD 15.3 million ($14.4 million at the transaction date). Also, Austar paid aggregate cash consideration of AUD 55.0 million ($51.9 million at the average rate for the period) to repurchase 46,303,184 of its ordinary shares from public shareholders during the second quarter of 2008 pursuant to a stock repurchase plan. As a result of the foregoing transactions, LGI’s indirect ownership interest in Austar increased from 53.4% to 54.0%, and we recorded an increase to our goodwill of $50.6 million and a decrease to our additional paid-in capital of $8.7 million.

(11)  Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and certain of our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

LGI common stock:
LGI performance-based incentive plans	$27.6	$28.0	$77.8	$78.0
Stock options, SARs, restricted stock and restricted stock units	11.3	10.5	34.2	35.3

Total LGI common stock	38.9	38.5	112.0	113.3
Austar performance-based incentive plan	3.7	3.9	11.4	5.8
Other	(0.6)	15.4	1.9	22.2

Total	$42.0	$57.8	$125.3	$141.3

Included in:
Operating expense	$1.9	$4.1	$7.4	$8.9
SG&A expense	40.1	53.7	117.9	132.4

Total	$42.0	$57.8	$125.3	$141.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of September 30, 2008:

	Stock options,
	SARs, restricted
	stock and	LGI
	restricted stock	Performance
	units (a)	Plans (b)

Total compensation expense not yet recognized (in millions)	$84.7	$179.2

Weighted average period remaining for expense recognition (in years)	2.7	3.0

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2006 Nonemployee Director Incentive Plan (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 30,425,183 shares available for grant as of September 30, 2008. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. Any shares issued in satisfaction of our obligations under the LGI performance-based incentive plans will reduce the shares available for grant under the LGI Incentive Plan. The LGI Director Incentive Plan had 9,416,425 shares available for grant as of September 30, 2008. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

(b)	Amounts relate to the LGI performance-based incentive plans. Compensation expense under these incentive plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors could elect at a future date to cash settle all or any portion of the vested awards under these incentive plans.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans:

	Nine months ended September 30,
	2008	2007

LGI common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	2.63 — 3.96%	4.56 — 5.02%
Expected life	4.5 — 6.0 years	4.5 — 6.0 years
Expected volatility	24.00 — 26.10%	22.40 — 25.20%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.90	$10.69
SARs	$9.88	$10.19
Restricted stock and restricted stock units	$35.43	$36.46
Total intrinsic value of awards exercised (in millions):
Options	$11.1	$36.1
SARs	$10.0	$45.8
Cash received from exercise of options (in millions)	$17.3	$34.4
Income tax benefit related to the stock-based compensation (in millions)	$23.4	$20.6

Stock Award Activity — LGI Common Stock

The following tables summarize the LGI stock award activity during the nine months ended September 30, 2008 under the LGI and UGC incentive plans. The tables also include activity related to LGI stock awards granted to Liberty Media employees in connection with the June 2004 spin-off of LGI International, Inc., the predecessor to LGI, to Liberty Media shareholders:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series A common stock:	shares	exercise price	term	intrinsic value
			in years	in millions
Outstanding at January 1, 2008	5,894,850	$21.90
Granted	70,000	$34.14
Expired or canceled	(28,243)	$82.65
Forfeited	(13,157)	$30.28
Exercised	(427,580)	$20.84

Outstanding at September 30, 2008	5,495,870	$21.81	4.32	$60.9

Exercisable at September 30, 2008	4,034,594	$20.37	3.99	$51.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Weighted
average
		Weighted		remaining
	Number of	average		contractual	Aggregate
Options — LGI Series B common stock:	shares	exercise price		term	intrinsic value
				in years	in millions
Outstanding at January 1, 2008	3,066,716		$20.01
Granted	—	$
Expired or canceled	—	$
Forfeited	—	$
Exercised	—	$

Outstanding at September 30, 2008	3,066,716		$20.01	4.09	$30.7

Exercisable at September 30, 2008	3,066,716		$20.01	4.09	$30.7

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
Options — LGI Series C common stock:	shares	exercise price	term	intrinsic value
			in years	in millions
Outstanding at January 1, 2008	8,797,137	$20.11
Granted	70,000	$32.32
Expired or canceled	(28,243)	$78.24
Forfeited	(13,157)	$28.50
Exercised	(413,988)	$20.32

Outstanding at September 30, 2008	8,411,749	$19.99	4.27	$81.8

Exercisable at September 30, 2008	6,950,473	$19.06	4.07	$73.7

		Weighted	Weighted
		average	average
		grant-date fair	remaining
	Number of	value	contractual
Restricted stock and restricted stock units — LGI Series A common stock:	shares	per share	term
			in years
Outstanding at January 1, 2008	634,917	$28.00
Granted	296,748	$36.57
Expired or canceled	—	$—
Forfeited	(6,191)	$31.08
Released from restrictions	(190,192)	$27.19

Outstanding at September 30, 2008	735,282	$31.63	2.64

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

		Weighted	Weighted
		average	average
		grant-date fair	remaining
	Number of	value	contractual
Restricted stock and restricted stock units — LGI Series B common stock:	shares	per share	term
in years
Outstanding at January 1, 2008	23,708	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at September 30, 2008	11,854	$22.23	0.67

		Weighted	Weighted
		average	average
		grant-date fair	remaining
	Number of	value	contractual
Restricted stock and restricted stock units — LGI Series C common stock:	shares	per share	term
			in years
Outstanding at January 1, 2008	658,285	$26.34
Granted	296,748	$34.29
Expired or canceled	—	$—
Forfeited	(6,191)	$29.33
Released from restrictions	(201,906)	$25.54

Outstanding at September 30, 2008	746,936	$29.66	2.61

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series A common stock:	shares	base price	term	intrinsic value
			in years	in millions
Outstanding at January 1, 2008	3,828,895	$19.12
Granted	1,042,609	$36.57
Expired or canceled	—	$—
Forfeited	(34,860)	$19.46
Exercised	(364,530)	$18.60

Outstanding at September 30, 2008	4,472,114	$23.25	5.33	$31.0

Exercisable at September 30, 2008	1,191,702	$20.17	4.88	$11.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
SARs — LGI Series C common stock:	shares	base price	term	intrinsic value
			in years	in millions
Outstanding at January 1, 2008	3,830,352	$18.09
Granted	1,042,609	$34.38
Expired or canceled	—	$—
Forfeited	(34,860)	$18.41
Exercised	(345,456)	$17.61

Outstanding at September 30, 2008	4,492,645	$21.90	5.32	$27.9

Exercisable at September 30, 2008	1,212,206	$19.10	4.87	$10.1

At September 30, 2008, (i) total SARs outstanding included 587,931 LGI Series A common stock capped SARs and 589,618 LGI Series C common stock capped SARs and (ii) total SARs exercisable included 115,023 LGI Series A common stock capped SARs and 116,710 LGI Series C common stock capped SARs. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(12)	Related Party Transactions

The details of our related party transactions are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Revenue earned from related parties of:
J:COM (a)	$30.2	$21.7	$95.0	$52.3
LGI and consolidated subsidiaries other than J:COM (b)	2.7	2.8	8.5	7.4

Total LGI	$32.9	$24.5	$103.5	$59.7

Operating expenses charged by related parties of:
J:COM (c)	$34.7	$22.6	$97.9	$61.4
LGI and consolidated subsidiaries other than J:COM (d)	7.0	5.8	20.7	16.3

Total LGI	$41.7	$28.4	$118.6	$77.7

SG&A expenses charged by (to) related parties of:
J:COM (e)	$4.8	$4.7	$20.2	$15.7
LGI and consolidated subsidiaries other than J:COM (f)	(0.3)	—	(1.0)	—

Total LGI	$4.5	$4.7	$19.2	$15.7

Interest expense charged by related parties of J:COM (g)	$3.5	$3.0	$10.5	$8.6

Capital lease additions — related parties of J:COM (h)	$34.6	$44.8	$98.7	$114.8

(a)	J:COM provides programming, construction, management, administrative, call center and distribution services to certain of its and LGI’s affiliates. In addition, J:COM sells construction materials to certain of such affiliates and receives distribution fees from SC Media.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with certain subsidiaries of Sumitomo and (iii) incurs billing system expense from a Sumitomo subsidiary.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Pursuant to these agreements, Sumitomo charges service fees to J:COM based on the seconded employees’ payroll costs. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	Amounts include reimbursements received by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries of Sumitomo. At September 30, 2008 and December 31, 2007, capital lease obligations of J:COM aggregating ¥49.2 billion ($463.3 million) and ¥46.0 billion ($433.2 million), respectively, were owed to these Sumitomo subsidiaries.

(13)	Commitments and Contingencies

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

Contingent Obligations

Our equity method investment in Mediatti is owned by our consolidated subsidiary, Liberty Japan MC LLC (Liberty Japan MC). Another shareholder group, comprised of certain affiliates of Olympus Capital (collectively, Olympus), owns a 44.7% interest in Mediatti and has a put right that was first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair value. If both the Olympus put right and the Liberty Japan MC call right are not exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010. Upon Olympus’ exercise of its put right, or our exercise of our call right, Liberty Japan MC has the option to use cash, or subject to certain conditions being met, marketable securities, including LGI common stock, to acquire Olympus’ interest in Mediatti. By amendment to the shareholders agreement, we agreed to extend the time period during which Olympus may exercise its put right through November 30, 2008 and Olympus granted Liberty Japan MC a call right exercisable from July 30, 2008 through November 30, 2008.

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of this put option at September 30, 2008 was not significant.

The minority owner of Chello Central Europe Zrt (formerly Sport 1 Holding Zrt) (Chello Central Europe), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Chello Central Europe to one of our subsidiaries each year between January 1 and January 31, commencing in 2009. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the fair value of the minority owner’s interest in Chello Central Europe. In the event the fair value of Chello Central Europe on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After this three-month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at September 30, 2008. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

O3B Networks Limited (O3B), a start-up company headquartered in Jersey, United Kingdom in which we have a convertible preferred equity interest, had the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million ($14.6 million). In July 2008, this purchase obligation was eliminated in connection with our and certain third parties’ acquisition of additional O3B shares.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe NV (Liberty Global Europe) received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an IPO, as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, that the option rights were not exercisable.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

of the net amount remaining after the payment of the fee award to plaintiffs’ counsel and settlement administration costs. The stayed action in Denver District Court, State of Colorado, was voluntarily dismissed with prejudice on July 1, 2008.

Telenet PICs Network Negotiations — Pursuant to its agreements that were executed in 1996 with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” Telenet had the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on broadband networks owned by the PICs (the Telenet PICs Network). In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to pay for the capital upgrade of the Telenet PICs Network so that the Telenet PICs Network would be technologically capable of providing two-way communications services.

At September 30, 2008, Telenet provided services over broadband networks owned by Telenet and the Telenet PICs Network, with the networks owned by Telenet accounting for approximately 70%, and the Telenet PICs Network accounting for approximately 30%, of the homes passed by the combined networks. Telenet had been negotiating with the PICs to increase the capacity available to Telenet on the Telenet PICs Network. Telenet was seeking the additional capacity in order to avoid a possible future degradation of service due to congestion that may arise in future years. Pursuant to an agreement with the PICs that was executed on June 28, 2008 (the 2008 PICs Agreement) and as further described in note 15, Telenet acquired the analog and digital television activities of the PICs, including the entire subscriber base, on October 1, 2008 (the PICs Acquisition). The PICs Acquisition allows Telenet to, among other matters, address its capacity issues.

Telenet and the PICs had also been discussing the PICs’ desire to provide video-on-demand and related digital interactive services over the Telenet PICs Network. These discussions had been complicated by differences in the parties’ interpretation of the precise scope of the long-term exclusive right to provide point-to-point services over the Telenet PICs Network. Certain statements and market indications suggested that the PICs were considering the launch of certain digital interactive services. Telenet’s position was that the provision of such services by the PICs would have been in breach of its exclusive right to provide point-to-point services on the Telenet PICs Network and therefore instituted legal action before the court of Brussels to protect its rights. The court of Brussels confirmed Telenet’s reading of the scope of its exclusive rights in summary proceedings. The PICs lodged an appeal against this judgment. As a result of the PICs Acquisition, this litigation is no longer relevant.

On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. On December 26, 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, lodged summary proceedings with the President of the Court of First Instance of Antwerp with a view to obtaining a provisional injunction preventing the PICs from effecting the agreement-in-principle. Belgacom’s claim is based on the allegation that the PICs should have organized a market consultation prior to entering into the agreement-in-principle. The PICs are challenging this allegation, and Telenet intervened in this litigation in order to protect its interests. Belgacom also initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. On March 11, 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom and, accordingly, ordered the PICs to refrain from any act implementing the agreement-in-principle pending the procedure on the merits. The PICs and Telenet appealed the March 11, 2008 ruling and on June 4, 2008 the Court of Appeal of Antwerp ruled in their favor, reversing the decision in summary proceedings to suspend the agreement-in-principle. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. The civil claim on the merits is still pending and the final judgment is expected to take more than one year.

In parallel, Belgacom filed a complaint with the Government Commissioner who needs to make a decision whether the Board approvals of the PICs of the agreement-in-principle should be suspended. For now, the Government Commissioner and the Flemish Home Secretary Minister have not deemed it necessary to suspend the

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

agreement-in-principle in light of the pending legal proceedings. Furthermore, Belgacom also initiated a suspension and annulment procedure before the Council of State against these Board approvals. On June 2, 2008 the Council of State ruled in favor of the PICs and Telenet by declaring Belgacom’s claim for suspension inadmissible because there is no risk for a “serious and irreparable harm.” The final judgment in the annulment case is expected to take more than one year.

Belgacom also initiated a suspension and annulment procedure before the Council of State against the June 28, 2008 Board resolutions of the PICs approving the 2008 PICs Agreement. The reporter to the Council of State has issued a report in favor of Telenet. Pleadings before the Council of State concerning the suspension of the Board decisions approving the 2008 PICs Agreement took place on October 14, 2008. A judgment on the suspension is expected in November 2008. As the PICs Acquisition has already occurred, it is unlikely that this judgment will have a direct impact on the validity of the 2008 PICs Agreement.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, as discussed in note 15.

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

UPC NL appealed the OPTA decisions on April 28, 2006 with the highest administrative court. On July 24, 2007, the court rendered its decision with respect to the appeal, whereby the court annulled the OPTA decision in relation to market 18 because OPTA was not able to demonstrate that the remedies were proportionate. On December 21, 2007, OPTA issued a new decision in relation to market 18, which decision became effective on January 1, 2008. This decision imposes exactly the same obligation on UPC NL as the previous decision while at the same time purporting to address the proportionality concerns of the court. In January 2008, UPC NL filed an appeal against this new decision. A hearing on the appeal was held on September 10, 2008. A decision is expected to be rendered during the fourth quarter of 2008.

On July 15, 2008, OPTA announced that it would issue on August 5, 2008 a draft decision to impose a resale obligation on the two largest cable operators in the Netherlands, one of which is UPC NL, for their analog television package. The resale obligation will enable third parties to take over the customer relationship as far as the analog cable subscription is concerned (the resale obligation does not extend to digital television services, telephony services or broadband internet services). OPTA announced that given the fact that KPN, the incumbent telecommunications operator in the Netherlands, has its own infrastructure, it is not expected that the incumbent telecommunications operator will be allowed to resell the analog cable package.

The draft decision, which became available on August 5, 2008, provides further details regarding the resale obligation as well as expanded access obligations OPTA seeks to impose with respect to the access by third parties

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

to the digital conditional access platform of UPC NL. The proposed resale obligation is restricted to the resale of the identical analog package. Potential resellers would need to negotiate the relevant copyrights directly with program providers in order to resell the service. Pricing of the wholesale offer of UPC NL would be based on a discount to UPC NL’s retail rates, at a level to be determined by OPTA.

In addition to the analog resale obligation, the draft decision also would require UPC NL to (i) enable providers of digital television services to supply their digital services using their own or UPC NL’s digital conditional access system, (ii) allow the third parties to have their own customer relationship for those digital services and allow such third parties to bundle their offer with the resale of the analog package and (iii) give access to the conditional access system and those facilities that are needed by third parties to offer their own digital television services on a cost-oriented basis, which are based on a cost orientation system approved by OPTA. UPC NL would also be required to make its tariffs publicly available on a rate card. Furthermore, UPC NL would not be allowed to discriminate between third parties and its own retail business in making these services available. This includes for example the prohibition to offer loyalty discounts to its own customers.

OPTA completed a national consultation procedure on the draft decision on September 29, 2008. Since the proposed obligations relate to a market beyond the scope of the EU recommendation on relevant markets, any final measure requires notification to and approval from the European Commission. OPTA has indicated that it expects to notify the European Commission of its final decision in January 2009. If approved by the European Commission, OPTA intends for the final decision to become effective during the first quarter of 2009. We believe that the proposed measures are unnecessary and disproportionate given the competitiveness of the television market in the Netherlands. We will use the legal means that are available to us to oppose this draft decision. We currently are unable to predict the outcome of this matter.

Chilean Antitrust Matter — On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

Other Regulatory Issues — Video distribution, broadband internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other — In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees and (iv) other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

matters, an estimate of any loss or range of loss cannot be made. However, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to our financial position or results of operations.

(14)	Segment Reporting

We own a variety of international subsidiaries and investments that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. A reconciliation of total segment operating cash flow to our earnings (loss) before income taxes and minority interests is presented below. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

• The Netherlands

• Switzerland

• Austria

• Ireland

• Hungary

• Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business communications (B2B) services and J:COM provides certain programming services. At September 30, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Revenue
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

UPC Broadband Division:
The Netherlands	$297.3	$262.7	$909.0	$775.3
Switzerland	255.6	217.5	776.5	637.1
Austria	136.0	124.2	419.7	366.4
Ireland	91.1	75.9	275.1	224.3

Total Western Europe	780.0	680.3	2,380.3	2,003.1

Hungary	110.0	94.7	318.5	278.6
Other Central and Eastern Europe	251.8	205.1	740.4	584.3

Total Central and Eastern Europe	361.8	299.8	1,058.9	862.9

Central and corporate operations	2.8	1.9	8.4	9.1

Total UPC Broadband Division	1,144.6	982.0	3,447.6	2,875.1
Telenet (Belgium)	374.8	325.3	1,137.1	938.6
J:COM (Japan)	686.0	563.1	2,056.4	1,629.8
VTR (Chile)	179.7	160.5	560.8	460.4
Corporate and other	284.2	246.8	854.1	700.5
Intersegment eliminations	(19.6)	(22.4)	(65.4)	(62.5)

Total consolidated LGI	$2,649.7	$2,255.3	$7,990.6	$6,541.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

	Operating cash flow
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

UPC Broadband Division:
The Netherlands	$175.8	$139.1	$515.6	$399.7
Switzerland	137.8	106.8	408.4	312.6
Austria	70.8	59.5	215.9	176.7
Ireland	35.6	23.7	105.2	70.4

Total Western Europe	420.0	329.1	1,245.1	959.4

Hungary	57.6	47.4	163.8	140.6
Other Central and Eastern Europe	135.1	105.7	386.0	293.1

Total Central and Eastern Europe	192.7	153.1	549.8	433.7

Central and corporate operations	(56.0)	(57.2)	(177.8)	(171.4)

Total UPC Broadband Division	556.7	425.0	1,617.1	1,221.7
Telenet (Belgium)	186.7	158.4	551.5	442.6
J:COM (Japan)	290.0	228.6	849.4	660.3
VTR (Chile)	72.0	64.0	229.5	178.0
Corporate and other	62.7	41.6	176.1	100.6

Total consolidated LGI	$1,168.1	$917.6	$3,423.6	$2,603.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Total segment operating cash flow	$1,168.1	$917.6	$3,423.6	$2,603.2
Stock-based compensation expense	(42.0)	(57.8)	(125.3)	(141.3)
Depreciation and amortization	(711.9)	(615.4)	(2,160.0)	(1,819.6)
Provision for litigation	—	(146.0)	—	(146.0)
Impairment, restructuring and other operating charges, net	(1.4)	(11.6)	(3.2)	(17.5)

Operating income	412.8	86.8	1,135.1	478.8
Interest expense	(293.4)	(247.1)	(863.7)	(706.4)
Interest and dividend income	23.5	36.1	75.4	84.6
Share of results of affiliates, net	2.4	5.9	5.2	29.0
Realized and unrealized gains (losses) on derivative instruments, net	18.2	(134.8)	89.2	(71.2)
Foreign currency transaction gains (losses), net	(286.7)	(31.7)	96.3	41.6
Unrealized losses due to changes in fair values of certain investments and debt, net	(129.2)	(0.3)	(84.4)	(230.5)
Gains (losses) on extinguishment of debt, net	—	1.6	—	(21.7)
Gains (losses) on disposition of assets, net	(0.4)	552.8	(1.8)	553.1
Other income (expense), net	(0.5)	1.0	1.8	(3.6)

Earnings (loss) before income taxes and minority interests	$(253.3)	$270.3	$453.1	$153.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$297.3	$262.7	$909.0	$775.3
Switzerland	255.6	217.5	776.5	637.1
Austria	136.0	124.2	419.7	366.4
Hungary	110.0	94.7	318.5	278.6
Ireland	91.1	75.9	275.1	224.3
Poland	86.0	58.8	243.6	163.4
Czech Republic	75.4	56.1	221.0	162.3
Romania	53.9	60.6	169.3	177.8
Slovakia	20.1	15.6	58.1	45.2
Slovenia	16.4	14.0	48.4	35.6
Central and corporate operations (a)	2.8	1.9	8.4	9.1

Total UPC Broadband Division	1,144.6	982.0	3,447.6	2,875.1
Belgium	374.8	325.3	1,137.1	938.6
Chellomedia (b)	106.9	91.2	328.2	252.7

Total Europe	1,626.3	1,398.5	4,912.9	4,066.4

Japan	686.0	563.1	2,056.4	1,629.8

The Americas:
Chile	179.7	160.5	560.8	460.4
Other (c)	35.9	33.5	101.6	103.9

Total — The Americas	215.6	194.0	662.4	564.3

Australia	141.4	122.1	424.3	343.9

Intersegment eliminations	(19.6)	(22.4)	(65.4)	(62.5)

Total consolidated LGI	$2,649.7	$2,255.3	$7,990.6	$6,541.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)

(15)	Subsequent Events

PICs Acquisition

Pursuant to the 2008 PICs Agreement, Telenet completed the PICs Acquisition on October 1, 2008, whereby Telenet acquired the PICs’ analog and digital television activities, including the entire subscriber base, for (i) net cash consideration of €227.1 million ($319.4 million) before working capital adjustments and direct acquisition costs and (ii) the long-term lease of the Telenet PICs Network. The €227.1 million of cash consideration includes €10.5 million ($14.8 million) representing compensation to the PICs for the acquisition of certain equipment and other rights, net of compensation to Telenet for the transfer of certain liabilities to Telenet. In addition, the PICs will pay Telenet cash of at least €27.0 million ($38.0 million) during the fourth quarter of 2008 in connection with certain working capital adjustments. Telenet borrowed an additional €85.0 million ($119.5 million) under the Telenet Credit Facility in September 2008 to fund a portion of the €227.1 million of net cash consideration paid to the PICs. The remaining net cash consideration was funded by existing cash and cash equivalent balances.

Among other matters, the 2008 PICs Agreement, which supersedes the agreement-in-principle that the parties signed on November 26, 2007, provides that the PICs would remain the legal owners of the Telenet PICs Network, and that Telenet would receive full rights to use the Telenet PICs Network under a long-term lease for a period of 38 years, for which it will pay recurring fees in addition to the fees paid under the existing structure. The fees payable under the 2008 PICs Agreement include (i) principal payments of €13.0 million ($18.3 million) per year (payable in quarterly installments) through October 2023 on the €195.0 million ($274.3 million) value assigned to the existing leased asset base, (ii) reimbursements payable to the PICs over the life of the 2008 PICs Agreement for the capital expenditures and network operating costs incurred by the PICs with respect to the Telenet PICs Network and (iii) interest on the outstanding amount of the existing leased asset base and all capital additions to the existing leased asset base at a rate of 6.25% per annum over the life of the 2008 PICs Agreement. All capital expenditures associated with the Telenet PICs Network will be initiated by Telenet but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule. The 2008 PICs Agreement also provides that Telenet will (i) retain certain of the former employees of the PICs through the first quarter of 2010 and (ii) allow the PICs to use limited bandwidth on the Telenet PICs Network throughout the life of the 2008 PICs Agreement. The 2008 PICs Agreement has the form of an emphyotic lease agreement, which under Belgian law, is the legal form that is closest to ownership of a real estate asset without actually having the full legal ownership.

The 2008 PICs Agreement will expire on September 23, 2046 and cannot be early terminated (unless in case of non-payment or bankruptcy of the lessee). In the event no agreement has been reached between the parties before or on September 23, 2034 to extend or terminate the capital lease agreement, the agreement will be extended until 2107 if (i) the PICs have not informed Telenet on September 23, 2034 of their intention to terminate the agreement and (ii) Telenet has informed the PICs of its intention to extend the agreement. In case the agreement is so extended, it can be terminated by either party by giving a 12 year notice.

In the event a court would condemn Telenet and the PICs to pay a penalty or indemnification to a third party on grounds that the PICs did not organize a market consultation procedure before entering into the agreements, the PICs will be liable to pay such indemnity up to a maximum amount of €20 million ($28.1 million). Any amounts above €20 million would be payable by Telenet. The arrangement covers claims introduced on or before June 28, 2018.

Telenet completed the PICs Acquisition in order to achieve certain financial, operational and strategic benefits through the integration of the Telenet PICs Network with Telenet’s existing operations.

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

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2007 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and our off balance sheet arrangements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2008.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risk and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2007 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband internet services and our average revenue per household;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	Telenet’s ability to complete the integration of the PICs’ analog and digital television activities and to favorably resolve the litigation related to the 2008 PICs Agreement;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software or services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics or other similar events.

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at September 30, 2008 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.7% at September 30, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at September 30, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (54.0% at September 30, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

As further described in note 4 to our condensed consolidated financial statements, we completed acquisitions of Spektrum, JTV Thematics and certain other less significant acquisitions in Europe and Japan since the beginning of 2007 that impact the comparability of our 2008 and 2007 results.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At September 30, 2008, our consolidated subsidiaries owned and operated networks that passed 31,918,000 homes and served 25,112,200 revenue generating units (RGUs), consisting of 14,725,200 video subscribers, 5,923,900 broadband internet subscribers and 4,463,100 telephony subscribers.

Including the effects of acquisitions, we added a total of 441,000 and 1,077,500 RGUs during the three and nine months ended September 30, 2008, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, we added 214,300 and 764,400 RGUs during the three and nine months ended September 30, 2008, respectively, as compared to 385,200 and 1,008,100 RGUs that were added on an organic basis during the respective 2007 periods. Our organic RGU growth during the three and nine months ended September 30, 2008 is attributable to the growth of our broadband internet services, which added 125,100 and 460,900 RGUs, respectively, and our digital telephony services, which added 141,700 and 484,400 RGUs, respectively. We experienced a net organic decline of 52,500 and 180,900 video RGUs during the three and nine months ended September 30, 2008, respectively, as decreases in our analog cable RGUs of 410,100 and 1,179,800, respectively, and our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 5,700 and 15,800, respectively, were not fully offset by increases in our digital cable RGUs of 329,000 and 936,900, respectively, and our DTH video RGUs of 34,300 and 77,800 respectively.

We are experiencing increasing competition in all of our broadband communications markets, particularly in the Netherlands, Austria, Romania, Hungary, the Czech Republic and other parts of Europe. This increasing competition has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 9.3% during the year ended December 31, 2007 to 5.5% during the three months ended September 30, 2008, each as compared to the corresponding prior year period;

(ii)	a decrease in the number of our consolidated net organic RGU additions during the three months ended September 30, 2008, as compared to the corresponding prior year period;

(iii)	slight organic declines in RGUs in Romania and Ireland during the three months ended September 30, 2008;

(iv)	organic declines in revenue in Austria, Romania and Hungary during the three months ended September 30, 2008, as compared to the corresponding prior year period;

(v)	organic declines in revenue in Austria and Romania during the third quarter of 2008, as compared to the second quarter of 2008;

(vi)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in Austria, Hungary, the Czech Republic, Romania and Slovenia during the three months ended September 30, 2008, as compared to the corresponding prior year period; and

(vii)	declines in subscriber retention rates in most of our European markets during the three months ended September 30, 2008, as compared to the corresponding prior year period.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, and to a lesser degree, regulatory factors. In this regard, many of our broadband communications markets experienced declines in ARPU from internet and telephony services during the third quarter of 2008, as compared to the corresponding prior year period. These declines were mitigated somewhat by the impact of increased digital cable RGUs and other improvements in our RGU mix and the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

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

Due largely to the recent disruption in the worldwide credit and equity markets, we are facing deteriorating economic environments in most of the countries in which we operate. This deterioration could make it (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow and liquidity of our operating segments could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

During the first nine months of 2008, we were able to control our operating and SG&A expenses such that we experienced expansion in the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments, as compared to the operating cash flow margins we achieved during the corresponding 2007 period. In light of the competitive and economic factors mentioned above, no assurance can be given that we will be able to maintain or continue to expand our operating cash flow margins in future periods. For additional information, see the discussion of the operating and SG&A expenses and the operating cash flow margins of our reportable segments under Discussion and Analysis of our Reportable Segments below.

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

Effective January 1, 2008, we adopted certain provisions of SFAS 157. SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. As of September 30, 2008, we considered unobservable, or Level 3, inputs to be significant factors in the valuation of less than 3% of our assets and less than 3% of our liabilities. We therefore do not expect variations in our unobservable inputs to have a material impact on our results of operations, liquidity or capital resources. For additional information regarding our fair value measurements, see notes 6 and 7 to our condensed consolidated financial statements.

Material Changes in Results of Operations

The comparability of our operating results during the 2008 and 2007 interim periods is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 38.3% and 25.7% of our U.S. dollar revenue during the nine months ended September 30, 2008 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see the tables presented under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If

Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming services. At September 30, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our earnings (loss) before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2008, as compared to the corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing the effects of changes in foreign currency exchange rates (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2008 and 2007 at the end of this section.

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

Revenue of our Reportable Segments

					Increase
	Three months ended				(decrease)
	September 30,		Increase		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$297.3	$262.7	$34.6	13.2	3.6
Switzerland	255.6	217.5	38.1	17.5	5.2
Austria	136.0	124.2	11.8	9.5	0.2
Ireland	91.1	75.9	15.2	20.0	9.8

Total Western Europe	780.0	680.3	99.7	14.7	4.2

Hungary	110.0	94.7	15.3	16.2	(0.4)
Other Central and Eastern Europe	251.8	205.1	46.7	22.8	4.6

Total Central and Eastern Europe	361.8	299.8	62.0	20.7	3.0

Central and corporate operations	2.8	1.9	0.9	47.4	28.6

Total UPC Broadband Division	1,144.6	982.0	162.6	16.6	3.9
Telenet (Belgium)	374.8	325.3	49.5	15.2	5.5
J:COM (Japan)	686.0	563.1	122.9	21.8	11.4
VTR (Chile)	179.7	160.5	19.2	12.0	11.6
Corporate and other	284.2	246.8	37.4	15.2	9.1
Intersegment eliminations	(19.6)	(22.4)	2.8	12.5	20.2

Total consolidated LGI	$2,649.7	$2,255.3	$394.4	17.5	7.3

					Increase
	Nine months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$909.0	$775.3	$133.7	17.2	3.6
Switzerland	776.5	637.1	139.4	21.9	5.7
Austria	419.7	366.4	53.3	14.5	1.2
Ireland	275.1	224.3	50.8	22.6	8.3

Total Western Europe	2,380.3	2,003.1	377.2	18.8	4.4

Hungary	318.5	278.6	39.9	14.3	(0.3)
Other Central and Eastern Europe	740.4	584.3	156.1	26.7	6.3

Total Central and Eastern Europe	1,058.9	862.9	196.0	22.7	4.2

Central and corporate operations	8.4	9.1	(0.7)	(7.7)	(20.3)

Total UPC Broadband Division	3,447.6	2,875.1	572.5	19.9	4.2
Telenet (Belgium)	1,137.1	938.6	198.5	21.1	7.1
J:COM (Japan)	2,056.4	1,629.8	426.6	26.2	12.0
VTR (Chile)	560.8	460.4	100.4	21.8	11.4
Corporate and other	854.1	700.5	153.6	21.9	10.6
Intersegment eliminations	(65.4)	(62.5)	(2.9)	(4.6)	7.5

Total consolidated LGI	$7,990.6	$6,541.9	$1,448.7	22.1	7.9

The Netherlands.  The Netherlands’ revenue increased $34.6 million or 13.2% and $133.7 million or 17.2% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, the Netherlands’ revenue increased $9.5 million or 3.6% and $28.1 million or 3.6%, respectively. These increases are attributable to increases in subscription revenue, due to (i) higher ARPU and (ii) higher numbers of average RGUs during the 2008 periods, as compared to the corresponding prior year periods. ARPU was higher during the 2008 periods, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of telephony, digital cable and broadband internet RGUs, (ii) January 2008 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from premium digital services and products, were only partially offset by the negative impacts of (a) increased competition and (b) for the nine-month period, lower ARPU from telephony services due primarily to changes in subscriber calling patterns and an increase in the proportion of subscribers selecting fixed-rate calling plans. The increases in average RGUs are attributable to increases in average telephony, digital cable and broadband internet RGUs that were only partially offset by declines in average analog cable RGUs. The declines in the Netherlands’ average analog cable RGUs are largely due to the effects of increasing competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increases in the Netherlands’ subscription revenue during the 2008 periods, as compared to the corresponding periods in 2007, were partially offset by decreases in non-subscription revenue, primarily attributable to (i) lower revenue from installation fees as a result of higher discounting and lower subscriber additions and (ii) a decrease in revenue from B2B services, as increased competition has led to the loss of certain B2B contracts.

Switzerland.  Switzerland’s revenue increased $38.1 million or 17.5% and $139.4 million or 21.9% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Switzerland’s revenue increased $11.3 million or 5.2% and $36.6 million or 5.7%, respectively. Most of these increases are attributable to increases in subscription revenue, due to (i) higher numbers of average RGUs and (ii) higher ARPU during the 2008 periods. The increases in average RGUs are attributable to increases in average digital cable, broadband internet and telephony RGUs that were only partially offset by declines in average analog cable RGUs. ARPU was higher during the 2008 periods, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2008 price increase for analog cable services and (iii) Switzerland’s digital migration efforts were only partially offset by the negative impacts of (a) increased competition, (b) lower telephony call volumes, (c) customers selecting lower-priced tiers of broadband internet services and (d) with respect to the nine-month period, a lower-priced tier of digital cable services and a decrease in the rental price charged for digital cable set-top boxes that Switzerland began offering in April 2007 to comply with the regulatory framework established by the Swiss Price Regulator in November 2006.

Austria.  Austria’s revenue increased $11.8 million or 9.5% and $53.3 million or 14.5% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $8.4 million and $22.5 million, respectively, attributable to the impacts of the October 2007 Tirol acquisition and another less significant acquisition. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Austria’s revenue decreased $8.1 million or 6.5% and $18.1 million or 4.9%, respectively. Most of these decreases are attributable to decreases in subscription revenue, attributable to the negative impacts of lower ARPU and, to a lesser extent, slight declines in the numbers of average RGUs. The declines in subscription revenue, which, as discussed under Overview above, are largely related to the increasing competition we are experiencing in Austria, include declines in revenue from broadband internet and telephony services that were only partially offset by an increase in revenue from video services. ARPU decreased during the 2008 periods as compared to the corresponding periods in 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and digital cable services, (c) lower telephony call volumes and (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit switched telephony service. The slight declines in the average numbers of RGUs during the 2008 period are attributable to decreases in average analog cable and, to a lesser extent, broadband internet RGUs that were only partially offset by increases in average digital cable and telephony RGUs. Non-subscription revenue in Austria decreased slightly during the 2008 periods as compared to the corresponding periods in 2007, as decreases in installation revenue were partially offset by individually insignificant net increases in other components of non-subscription revenue.

Ireland.  Ireland’s revenue increased $15.2 million or 20.0% and $50.8 million or 22.6% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Ireland’s revenue increased $7.4 million or 9.8% and $18.7 million or 8.3%, respectively. Most of these increases are attributable to increases in subscription revenue as a result of (i) higher ARPU and (ii) higher numbers of average RGUs during the 2008 periods, as compared to the corresponding periods in 2007. ARPU increased during the 2008 periods, as the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) a January 2008 price increase for certain analog cable, digital cable and MMDS video services, (iii) an increase in the proportion of broadband internet customers selecting higher-priced tiers of service and (iv) a July 2008 price increase for certain broadband internet services were only partially offset by the negative impacts of increased competition. The increases in average RGUs, which include the negative impact of a slight organic decline in Ireland’s RGUs during the third quarter of 2008, are attributable to increases in the average number of broadband internet, digital cable and telephony RGUs that were only partially offset by declines in average analog cable and MMDS video RGUs.

Hungary.  Hungary’s revenue increased $15.3 million or 16.2% and $39.9 million or 14.3% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, Hungary’s revenue decreased $0.4 million or 0.4% and $0.9 million or 0.3%, respectively. These decreases are attributable to decreases in subscription revenue, as the negative impact of lower ARPU was only partially offset by the positive impact of higher numbers of average RGUs. The declines in subscription revenue, which, as discussed under Overview above, are largely related to the increasing competition we are experiencing in Hungary, include declines in revenue from video services that were only partially offset by increases in revenue from broadband internet and telephony services. ARPU declined during the 2008 periods as compared to the corresponding periods in 2007, as the positive impacts of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband internet and digital cable RGUs and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and video services and (c) lower ARPU from telephony services due primarily to changes in subscriber calling patterns and an increase in the proportion of subscribers selecting fixed-rate calling plans. The increases in average RGUs are attributable to increases in average broadband internet, telephony, digital cable and, to a lesser extent, DTH RGUs that were only partially offset by a decline in average analog cable RGUs. Hungary is continuing to experience organic declines in analog cable RGUs, primarily due to (i) the migration of analog cable subscribers to digital cable following the second quarter 2008 launch of digital cable services and (ii) the effects of competition. Increases in B2B and other non-subscription revenue offset the majority of the decreases in Hungary’s subscription revenue during the 2008 periods.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $46.7 million or 22.8% and $156.1 million or 26.7% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $2.4 million and $10.3 million, respectively, attributable to the aggregate impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $6.9 million or 3.4% and $26.6 million or 4.5%, respectively. Most of these increases are attributable to increases in subscription revenue as a result of the positive impacts of higher average RGUs during the 2008 periods that were only partially offset by the negative impacts of lower ARPU. The increases in average RGUs are attributable to increases in average broadband internet RGUs (mostly in Poland, Romania and the Czech Republic) and telephony RGUs (mostly related to the expansion of VoIP telephony services in the Czech Republic, Poland and Romania), that were only partially offset by declines in average video RGUs. The declines in average video RGUs are attributable to decreases in Romania and, to a much lesser extent, the Czech Republic, Slovakia and, during the three-month period, Slovenia, that were only partially offset by small increases in Poland. ARPU declined in our Other Central and Eastern Europe segment during the 2008 periods, as compared to the corresponding periods in 2007, as the positive impacts of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable (due in part to the second quarter 2008 launch of digital cable services in Poland and Slovakia) and broadband internet RGUs and (ii) rate increases for video services in certain countries were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers and (c) changes in subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania and the Czech Republic. In Romania, the competition has contributed to declines in ARPU, video revenue and overall revenue during the three and nine months ended September 30 2008, as compared to the corresponding prior year periods. In the case of the Czech Republic, the competition has contributed to (i) organic declines in video RGUs during the three months ended September 30, 2008 and (ii) declines in (a) ARPU from all product categories and (b) revenue from video services during the three and nine months ended September 30, 2008, as compared to the corresponding prior year periods. We expect that we will continue to experience significant competition in future periods in Romania, the Czech Republic and other markets within our Other Central and Eastern Europe segment.

Telenet.  Telenet’s revenue increased $49.5 million or 15.2% and $198.5 million or 21.1% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $1.8 million and $5.3 million, respectively, attributable to the impact of an acquisition. Excluding the effects of foreign currency exchange rate fluctuations and an acquisition, Telenet’s revenue increased $16.2 million or 5.0% and $61.5 million or 6.6%, respectively. Most of these increases are attributable to an increase in subscription revenue as a result of higher average RGUs, as compared to the corresponding periods in 2007. The increases in average RGUs primarily are attributable to increases in the average number of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average number of analog cable RGUs. ARPU remained relatively constant during the 2008 periods, as compared to the corresponding periods in 2007, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) an August 2007 price increase for analog cable services and (iii) an increase in revenue from premium digital cable services, such as video-on-demand, were offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services. The decline in ARPU from telephony services reflects an increasing proportion of subscribers selecting fixed-rate calling plans and lower rates for fixed-to-mobile voice traffic. Increases in non-subscription revenue also contributed to the increases in revenue during the 2008 periods, as increases in B2B revenue were only partially offset by lower revenue from set-top box sales and interconnect fees. We continue to believe that Telenet’s full year organic revenue growth rate for 2008 will fall within a range of 5% to 6%. No assurance can be given that actual results will not differ materially from our expectations.

J:COM (Japan).  J:COM’s revenue increased $122.9 million or 21.8% and $426.6 million or 26.2% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $25.1 million and $81.9 million, respectively, attributable to the aggregate impact of the September 2007 acquisition of JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s revenue increased $39.0 million or 6.9% and $113.0 million or 6.9%, respectively. Most of these increases are attributable to increases in subscription revenue, due primarily to higher average numbers of telephony, broadband internet and video RGUs during the 2008 periods. ARPU remained relatively constant during the 2008 periods as compared to the corresponding periods in 2007, as the positive impacts of (i) a higher proportion of digital cable RGUs and (ii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of bundling discounts and lower telephony ARPU due to decreases in customer call volumes.

VTR (Chile).  VTR’s revenue increased $19.2 million or 12.0% and $100.4 million or 21.8% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s revenue increased $18.6 million or 11.6% and $52.4 million or 11.4%, respectively. These increases are attributable to increases in subscription revenue, due primarily to higher average numbers of broadband internet, telephony and video RGUs during the 2008 periods. ARPU increased slightly during the 2008 three-month period as compared to the corresponding period in 2007 and remained relatively constant during the 2008 and 2007 nine-month periods, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable RGUs, (ii) September 2007, March 2008 and September 2008 inflation adjustments for certain video, broadband internet and telephony services and (iii) the migration of certain telephony subscribers to an unlimited fixed-rate calling plan were offset by the negative impacts of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, and (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services.

Operating Expenses of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$88.5	$89.7	$(1.2)	(1.3)	(9.8)
Switzerland	78.9	74.8	4.1	5.5	(5.6)
Austria	44.6	43.7	0.9	2.1	(6.9)
Ireland	43.4	37.8	5.6	14.8	(5.1)

Total Western Europe	255.4	246.0	9.4	3.8	(5.7)

Hungary	40.6	34.4	6.2	18.0	1.2
Other Central and Eastern Europe	87.6	74.6	13.0	17.4	2.7

Total Central and Eastern Europe	128.2	109.0	19.2	17.6	2.2

Central and corporate operations	14.2	19.5	(5.3)	(27.2)	(31.7)

Total UPC Broadband Division	397.8	374.5	23.3	6.2	(4.8)
Telenet (Belgium)	131.4	119.6	11.8	9.9	0.8
J:COM (Japan)	262.1	223.2	38.9	17.4	7.3
VTR (Chile)	71.4	63.4	8.0	12.6	12.0
Corporate and other	167.4	158.9	8.5	5.3	(0.3)
Intersegment eliminations	(18.7)	(22.3)	3.6	16.1	23.5

Total operating expenses excluding stock-based compensation expense	1,011.4	917.3	94.1	10.3	1.3

Stock-based compensation expense	1.9	4.1	(2.2)	(53.7)

Total consolidated LGI	$1,013.3	$921.4	$91.9	10.0

					Increase
	Nine months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$284.3	$268.3	$16.0	6.0	(6.4)
Switzerland	242.4	217.9	24.5	11.2	(3.5)
Austria	137.4	131.0	6.4	4.9	(7.4)
Ireland	133.6	115.9	17.7	15.3	1.9

Total Western Europe	797.7	733.1	64.6	8.8	(4.4)

Hungary	118.9	101.8	17.1	16.8	1.8
Other Central and Eastern Europe	263.7	214.8	48.9	22.8	4.8

Total Central and Eastern Europe	382.6	316.6	66.0	20.8	3.8

Central and corporate operations	48.0	57.7	(9.7)	(16.8)	(26.0)

Total UPC Broadband Division	1,228.3	1,107.4	120.9	10.9	(3.2)
Telenet (Belgium)	407.0	350.0	57.0	16.3	2.9
J:COM (Japan)	793.8	650.3	143.5	22.1	8.3
VTR (Chile)	214.5	186.0	28.5	15.3	5.5
Corporate and other	514.8	465.3	49.5	10.6	0.2
Intersegment eliminations	(60.7)	(63.0)	2.3	3.7	14.7

Total operating expenses excluding stock-based compensation expense	3,097.7	2,696.0	401.7	14.9	1.8

Stock-based compensation expense	7.4	8.9	(1.5)	(16.9)

Total consolidated LGI	$3,105.1	$2,704.9	$400.2	14.8

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are experiencing inflationary pressures with respect to our labor and other costs, particularly in Chile, Romania, the Czech Republic, Hungary, Slovenia, Belgium and Slovakia. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $23.3 million or 6.2% and $120.9 million or 10.9% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $3.8 million and $11.6 million, respectively, attributable to the aggregate impact of Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s operating expenses decreased $21.6 million or 5.8% and $46.9 million or 4.2%, respectively. These increases include the following factors:

•	Decreases in personnel costs of $3.2 million or 4.5% and $15.7 million or 7.1%, respectively, due largely to (i) decreased staffing levels, particularly in (a) the Netherlands, in connection with the integration of certain components of the Netherlands’ operations, and (b) Switzerland, in connection with the increased usage of third parties to manage excess call volume, and (ii) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment for digital cable services;

•	Decreases in interconnect and access costs of $5.8 million or 11.5% and $13.0 million or 7.3%, respectively, due primarily to (i) lower interconnect and access rates in Austria, Switzerland and the Netherlands, (ii) lower B2B volume in the Netherlands and (iii) decreased telephony usage in Austria;

•	Increases in outsourced labor and consulting fees of $2.1 million or 7.6% and $7.3 million or 9.1%, respectively, associated with the use of third parties to manage excess call center volume, primarily in Austria and Switzerland. These increases, which were due in part to growth in digital cable services, were partially offset by decreases in Ireland associated with higher costs during the 2007 periods related to a billing system conversion and the integration of certain call center operations;

•	Decreases in network related expenses of $5.4 million or 13.3% and $6.7 million or 5.7%, respectively, due primarily to cost containment efforts in Switzerland and the Netherlands;

•	Increases in programming and copyright costs of $2.9 million or 3.6% and $6.7 million or 2.9%, respectively, primarily due to growth in digital cable services, predominately in the Netherlands, Austria and Switzerland;

•	Decreases in management fees of $2.1 million or 37.5% and $6.2 million or 37.1%, respectively, primarily due to the renegotiation of an agreement with the minority interest owners of our primary operating subsidiary in Austria;

•	Decreases in bad debt expense of $4.8 million and $4.6 million, respectively, due primarily to improved collection procedures in the Netherlands and Switzerland; and

•	Individually insignificant net decreases in other operating expense categories.

Telenet (Belgium).  Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $11.8 million or 9.9% and $57.0 million or 16.3% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. These increases include $0.8 million and

$2.3 million, respectively, attributable to an acquisition. Excluding the effects of the acquisition and foreign currency exchange rate fluctuations, Telenet’s operating expenses increased $0.2 million or 0.1% and $7.7 million or 2.2%, respectively. These increases include the following factors:

•	Decreases in the cost of set-top boxes sold to customers of $4.6 million or 57.1% and $8.5 million or 38.7%, respectively, due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes;

•	Increases (decreases) in programming and related costs of ($0.2 million) or (1.1%) and $7.1 million or 9.6%, respectively. These changes include increases that primarily are associated with the growth in Telenet’s digital cable services, including a $1.7 million increase during the three-month period that was offset by individually insignificant nonrecurring decreases;

•	Increases in outsourced labor and consulting fees of $2.7 million or 34.5% and $6.5 million or 29.0%, respectively, due primarily to (i) increased expenses associated with installation and other customer-facing activities and (ii) the temporary replacement of certain full time employees with outside contractors;

•	Increases in call overflow fees of $0.5 million or 9.0% and $5.1 million or 34.9%, respectively, primarily due to the use of third parties to manage excess call center volume associated with digital video services; and

•	Increases in personnel costs of $1.9 million or 8.7% and $0.1 million or 0.2%, respectively, as increases associated with (i) annual wage increases and (ii) increased severance costs were only partially offset by decreases associated with (a) reduced staffing levels related to the outsourcing of certain programming operations and (b) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment and network upgrades.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $38.9 million or 17.4% and $143.5 million or 22.1% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $8.6 million and $30.4 million, respectively, attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s operating expenses increased $7.8 million or 3.5% and $23.5 million or 3.6%, respectively. These increases include the following factors:

•	Increases in programming and related costs of $1.0 million or 1.6% and $9.5 million or 5.1%, respectively, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services;

•	Increases in interconnect and access charges of $2.8 million or 12.1% and $8.6 million or 13.3%, respectively, primarily due to a higher number of broadband internet and telephony subscribers; and

•	Increases in personnel costs of $0.7 million or 1.6% and $4.1 million or 3.5%, respectively, primarily due to higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $8.0 million or 12.6% and $28.5 million or 15.3% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s operating expenses increased $7.6 million or 12.0% and $10.2 million or 5.5%, respectively. These increases include the following factors:

•	Increases in programming costs of $3.4 million or 18.6% and $5.8 million or 11.1%, respectively, due primarily to increases in the average number of VTR’s video RGUs, an increasing proportion of which consists of digital cable RGUs. During the 2008 nine-month period, the impact of the RGU increase was partially offset by foreign currency exchange rate fluctuations with respect to VTR’s programming contracts, most of which are denominated in U.S. dollars;

•	Increases in interconnect and access charges of $1.9 million or 13.0% and $4.7 million or 11.6%, respectively, due primarily to (i) a higher volume of traffic associated with increases in VTR’s telephony

RGUs and (ii) increased costs associated with (a) increased usage of broadband internet services, due in part to speed upgrades that were completed in March 2008, and (b) an increase in VTR’s broadband internet RGUs;

•	Increases in labor and related costs of $1.5 million or 13.3% and $2.1 million or 6.0%, respectively, largely due to periodic wage increases, including inflation adjustments; and

•	Increases (decreases) in bad debt expense of $1.0 million and ($0.6 million), respectively. The impacts of increases associated with VTR’s RGU growth are reflected in both periods. However, during the nine-month period, this impact was more than offset by the second quarter 2008 reversal of a $3.2 million bad debt reserve in connection with the settlement of an interconnect fee dispute.

SG&A Expenses of our Reportable Segments

					Increase
	Three months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$33.0	$33.9	$(0.9)	(2.7)	(10.6)
Switzerland	38.9	35.9	3.0	8.4	(2.6)
Austria	20.6	21.0	(0.4)	(1.9)	(10.5)
Ireland	12.1	14.4	(2.3)	(16.0)	(22.1)

Total Western Europe	104.6	105.2	(0.6)	(0.6)	(9.4)

Hungary	11.8	12.9	(1.1)	(8.5)	(21.2)
Other Central and Eastern Europe	29.1	24.8	4.3	17.3	1.2

Total Central and Eastern Europe	40.9	37.7	3.2	8.5	(6.5)

Central and corporate operations	44.6	39.6	5.0	12.6	2.4

Total UPC Broadband Division	190.1	182.5	7.6	4.2	(6.2)
Telenet (Belgium)	56.7	47.3	9.4	19.9	10.2
J:COM (Japan)	133.9	111.3	22.6	20.3	10.0
VTR (Chile)	36.3	33.1	3.2	9.7	9.1
Corporate and other	54.1	46.3	7.8	16.8	12.9
Inter-segment eliminations	(0.9)	(0.1)	(0.8)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	470.2	420.4	49.8	11.8	3.1

Stock-based compensation expense	40.1	53.7	(13.6)	(25.3)

Total consolidated LGI	$510.3	$474.1	$36.2	7.6

					Increase
	Nine months ended		Increase		(decrease)
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$109.1	$107.3	$1.8	1.7	(10.3)
Switzerland	125.7	106.6	19.1	17.9	2.3
Austria	66.4	58.7	7.7	13.1	—
Ireland	36.3	38.0	(1.7)	(4.5)	(15.2)

Total Western Europe	337.5	310.6	26.9	8.7	(4.6)

Hungary	35.8	36.2	(0.4)	(1.1)	(13.7)
Other Central and Eastern Europe	90.7	76.4	14.3	18.7	0.7

Total Central and Eastern Europe	126.5	112.6	13.9	12.3	(3.9)

Central and corporate operations	138.2	122.8	15.4	12.5	(0.9)

Total UPC Broadband Division	602.2	546.0	56.2	10.3	(3.6)
Telenet (Belgium)	178.6	146.0	32.6	22.3	8.0
J:COM (Japan)	413.2	319.2	94.0	29.4	14.8
VTR (Chile)	116.8	96.4	20.4	21.2	10.7
Corporate and other	163.2	134.6	28.6	21.2	12.7
Inter-segment eliminations	(4.7)	0.5	(5.2)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,469.3	1,242.7	226.6	18.2	4.9

Stock-based compensation expense	117.9	132.4	(14.5)	(11.0)

Total consolidated LGI	$1,587.2	$1,375.1	$212.1	15.4

N.M. — Not meaningful.

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, our labor and other costs are subject to inflationary pressures.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $7.6 million or 4.2% and $56.2 million or 10.3% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $1.3 million and $3.9 million, respectively, attributable to the aggregate impact of the Tirol and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $12.6 million or 6.9% and $23.7 million or 4.3%, respectively. These decreases include the following factors:

•	Decreases in sales and marketing costs of $8.1 million or 16.7% and $12.2 million or 8.4%, respectively, due primarily to decreases related to (i) the Netherlands’ continued emphasis during the 2008 periods on more selective marketing strategies, (ii) decreased costs due to a UPC rebranding campaign during the 2007 periods, and (iii) cost containment efforts in Hungary. The decreases in the 2008 nine-month period were partially offset by (i) increases in the costs incurred in certain markets in response to competition and/or to support the launch or further penetration of digital cable services and (ii) the impact of a favorable first quarter 2007 settlement related to number porting charges in Switzerland;

•	Decreases in outsourced labor and professional fees of $3.3 million or 19.5% and $9.3 million or 18.5%, respectively, due primarily to decreases in certain central and corporate costs and certain costs incurred in Switzerland and the Netherlands; and

•	Decreases in personnel costs of $1.8 million or 2.3% and $5.1 million or 2.2%, respectively, as increases in personnel and related costs allocable to capital activities, such as the installation of billing and support systems were only partially offset by the impacts of increases in staffing levels and annual wage increases.

Telenet (Belgium).  Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $9.4 million or 19.9% and $32.6 million or 22.3% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $0.6 million and $1.8 million, respectively, attributable to an acquisition. Excluding the effects of the acquisition and foreign currency exchange rate fluctuations, Telenet’s SG&A expenses increased $4.2 million or 8.9% and $9.9 million or 6.8%, respectively. These increases include the followings factors:

•	Increases in personnel costs of $3.9 million or 21.0% and $5.4 million or 9.7%, respectively, as the impacts of annual wage increases and higher severance costs were only partially offset by decreased costs associated with reduced staffing levels; and

•	Increases in sales and marketing costs of $2.7 million or 17.4% and $3.9 million or 7.5%, respectively, primarily due to increased sales commissions.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $22.6 million or 20.3% and $94.0 million or 29.4% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $8.9 million and $30.7 million, respectively, attributable to the aggregate impact of the JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s SG&A expenses increased $2.3 million or 2.0% and $16.7 million or 5.2%, respectively. These increases include (i) increases in personnel costs of $4.3 million or 5.3% and $11.2 million or 4.8%, respectively, that are due primarily to higher staffing levels and annual wage increases and (ii) individually insignificant net changes in other SG&A expense categories.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $3.2 million or 9.7% and $20.4 million or 21.2% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s SG&A expenses increased $3.0 million or 9.1% and $10.3 million or 10.7%, respectively. These increases include (i) increases in labor and related costs of $2.0 million or 17.7% and $4.1 million or 13.2%, respectively, largely due to periodic wage increases, including inflation adjustments, (ii) an increase in legal fees of $1.3 million during the 2008 nine-month period, due primarily to a fee paid during the second quarter of 2008 in connection with the settlement of an interconnect fee dispute, and (iii) increases in utility costs and other individually insignificant net increases in other expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) before income taxes and minority interests, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended				Increase
	September 30,		Increase		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$175.8	$139.1	$36.7	26.4	15.7
Switzerland	137.8	106.8	31.0	29.0	15.4
Austria	70.8	59.5	11.3	19.0	9.3
Ireland	35.6	23.7	11.9	50.2	36.4

Total Western Europe	420.0	329.1	90.9	27.6	15.9

Hungary	57.6	47.4	10.2	21.5	4.0
Other Central and Eastern Europe	135.1	105.7	29.4	27.8	6.7

Total Central and Eastern Europe	192.7	153.1	39.6	25.9	5.9

Central and corporate operations	(56.0)	(57.2)	1.2	2.1	10.0

Total UPC Broadband Division	556.7	425.0	131.7	31.0	15.8
Telenet (Belgium)	186.7	158.4	28.3	17.9	7.7
J:COM (Japan)	290.0	228.6	61.4	26.9	16.0
VTR (Chile)	72.0	64.0	8.0	12.5	12.4
Corporate and other	62.7	41.6	21.1	50.7	40.7

Total	$1,168.1	$917.6	$250.5	27.3	15.3

	Nine months ended		Increase		Increase
	September 30,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$515.6	$399.7	$115.9	29.0	14.1
Switzerland	408.4	312.6	95.8	30.6	13.4
Austria	215.9	176.7	39.2	22.2	8.0
Ireland	105.2	70.4	34.8	49.4	31.7

Total Western Europe	1,245.1	959.4	285.7	29.8	14.0

Hungary	163.8	140.6	23.2	16.5	1.6
Other Central and Eastern Europe	386.0	293.1	92.9	31.7	8.9

Total Central and Eastern Europe	549.8	433.7	116.1	26.8	6.5

Central and corporate operations	(177.8)	(171.4)	(6.4)	(3.7)	8.3

Total UPC Broadband Division	1,617.1	1,221.7	395.4	32.4	14.5
Telenet (Belgium)	551.5	442.6	108.9	24.6	10.2
J:COM (Japan)	849.4	660.3	189.1	28.6	14.2
VTR (Chile)	229.5	178.0	51.5	28.9	17.9
Corporate and other	176.1	100.6	75.5	75.0	56.1

Total	$3,423.6	$2,603.2	$820.4	31.5	15.5

Operating Cash Flow Margin

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	%	%	%	%

UPC Broadband Division:
The Netherlands	59.1	53.0	56.7	51.6
Switzerland	53.9	49.1	52.6	49.1
Austria	52.1	47.9	51.4	48.2
Ireland	39.1	31.2	38.2	31.4
Total Western Europe	53.8	48.4	52.3	47.9
Hungary	52.4	50.1	51.4	50.5
Other Central and Eastern Europe	53.7	51.5	52.1	50.2
Total Central and Eastern Europe	53.3	51.1	51.9	50.3
Total UPC Broadband Division, including central and corporate costs	48.6	43.3	46.9	42.5
Telenet (Belgium)	49.8	48.7	48.5	47.2
J:COM (Japan)	42.3	40.6	41.3	40.5
VTR (Chile)	40.1	39.9	40.9	38.7

The improvement in the operating cash flow margins of our reportable segments during the 2008 periods, as compared to the respective 2007 periods, are generally attributable to improved operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts and cost savings resulting from the continued integration of acquisitions have also positively impacted the operating cash flow margins of our reportable segments, particularly in Western Europe. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Discussion and Analysis of our Reportable Segments — Revenue and — Operating Expenses above, most of our broadband communications operations are experiencing significant competition and weakening economies. Sustained or increased competition, particularly in combination with weakening economies, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments that appears above.

Revenue

Our consolidated revenue increased $394.4 million and $1,448.7 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $42.3 million and $136.5 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, our consolidated revenue increased $123.4 million or 5.5% and $378.8 million or 5.8%, respectively, during the 2008 periods, as compared to the corresponding periods in 2007. As discussed in greater detail under Discussion and Analysis of our Reportable Segments — Revenue above, these increases are primarily attributable to RGU growth. For information regarding the competitive and economic environments in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments — Revenue above.

Operating expenses

Our consolidated operating expenses increased $91.9 million and $400.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These increases include $14.7 million and $51.1 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $2.2 million and $1.5 million, respectively. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, our consolidated operating expenses decreased $2.8 million or 0.3% and $2.2 million or 0.1%, respectively. As discussed in more detail under Discussion and Analysis of our Reportable Segments — Operating Expenses above, these decreases generally reflect the net impact of (i) net decreases in network related expenses (ii) net decreases in bad debt expenses, (iii) increases in programming and copyright costs and (iv) less significant net decreases in other expense categories.

SG&A expenses

Our consolidated SG&A expenses increased $36.2 million and $212.1 million during the three and nine months ended September 30, 2008, as compared to the corresponding prior year periods. These increases include $10.9 million and $36.9 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $13.6 million and $14.5 million, respectively. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, our consolidated SG&A expenses increased $2.2 million or 0.5% and $24.1 million or 1.9%, respectively. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses above, these increases generally reflect the net impact of (i) net increases in labor costs, (ii) net decreases in sales and marketing costs and (iii) less significant net increases in other expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

LGI common stock:
LGI performance-based incentive plans	$27.6	$28.0	$77.8	$78.0
Stock options, SARs, restricted stock and restricted stock units	11.3	10.5	34.2	35.3

Total LGI common stock	38.9	38.5	112.0	113.3
Austar performance-based incentive plan (a)	3.7	3.9	11.4	5.8
Other (b)	(0.6)	15.4	1.9	22.2

Total	$42.0	$57.8	$125.3	$141.3

Included in:
Operating expense	$1.9	$4.1	$7.4	$8.9
SG&A expense	40.1	53.7	117.9	132.4

Total	$42.0	$57.8	$125.3	$141.3

(a)	Austar began recording stock-based compensation under its performance-based incentive plan on May 2, 2007.

(b)	The 2007 nine-month period includes stock-based compensation related to restricted shares of Zonemedia Group Ltd. (Zonemedia) and LGI common stock held by certain Zonemedia employees of $15.3 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between one of our subsidiaries and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

Depreciation and amortization expense

Our consolidated depreciation and amortization expense increased $96.5 million and $340.4 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effect of foreign currency exchange rate fluctuations, depreciation and amortization expense increased $38.9 million or 6.3% and $94.9 million or 5.2%, respectively. These increases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, and (iii) decreases associated with certain assets of J:COM, Cablecom and VTR becoming fully depreciated.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $1.4 million and $3.2 million during the three and nine months ended September 30, 2008, respectively, compared to $11.6 million and $17.5 million during the corresponding prior year periods. The charge for the 2008 nine-month period is net of a $9.2 million gain on the sale of our interests in certain aircraft.

Based on business conditions and market values that existed at September 30, 2008, we concluded that no impairments of our goodwill or other long-lived assets were required. However, subsequent to September 30, 2008, the systemic disruption of the worldwide equity markets accelerated and the market values of the publicly-traded equity of our company and our publicly-traded subsidiaries declined significantly. If, among other factors, these declines worsen through the end of 2008, we believe it is possible that, regardless of the results of the separate impairment tests of our individual reporting units, we will conclude during the fourth quarter of 2008 that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) the severity of the declines in our and our subsidiaries’ equity prices, (ii) economic conditions and (iii) other factors, any such impairment charges could be significant.

Interest expense

Our consolidated interest expense increased $46.3 million and $157.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $23.6 million or 9.6% and $61.1 million or 8.7%, respectively. These increases reflect the net effect of an increase in our average outstanding indebtedness and a slight decrease in our weighted average interest rate. The slight decrease in our weighted average interest rate is due primarily to (i) a decrease in the weighted average interest rate of our UPC Broadband Holding Bank Facility and (ii) a decrease associated with the refinancing of the LG Switzerland PIK Loan Facility in April 2007. Amortization of deferred financing costs increased $5.5 million and $8.6 million during the three and nine months ended September 30, 2008, respectively, primarily related to fees incurred in connection with (i) the Telenet Credit Facility in August 2007 and (ii) the LGJ Holdings Credit Facility in October 2007. For additional information, see note 9 to our condensed consolidated financial statements.

In light of the ongoing disruption in the credit markets, it is possible that the interest rates incurred on our variable-rate indebtedness could increase in future periods. As further discussed under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our consolidated interest and dividend income decreased $12.6 million and $9.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These decreases primarily are attributable to decreases in our average consolidated cash and cash equivalent and restricted cash balances and, for the 2008 three-month period, lower weighted average interest rates. Our weighted average interest rate for the 2008 and 2007 nine-month periods remained relatively constant, as lower weighted average interest rates on most of our cash and cash equivalent balances were offset by the full period impact of the higher interest rate earned on our restricted cash collateral account associated with the VTR Bank Facility. This cash collateral account, which was initially funded in May 2007, earns interest at a rate that is significantly higher than the average rate earned by the remainder of our cash and cash equivalent and restricted cash balances. Dividend income decreased during the 2008 periods, as increases in the dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for the 2007 periods includes $2.7 million and $18.1 million, respectively, of dividends earned on our investment in ABC Family preferred stock. The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

SC Media (a)	$—	$(1.2)	$—	$16.7
Other	2.4	7.1	5.2	12.3

Total	$2.4	$5.9	$5.2	$29.0

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

Realized and unrealized gains (losses) on derivative instruments, net

Our realized and unrealized gains (losses) on derivative instruments, net, include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the underlying contracts are fully or partially settled and (ii) realized gains (losses) upon the full or partial settlement of the underlying contracts. The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	in millions

Cross-currency and interest rate derivative contracts (a)	$(191.3)	$(132.1)	$(170.8)	$(60.1)
Equity-related derivatives (b)	184.6	15.8	241.1	6.4
Foreign exchange contracts	25.8	(17.5)	20.0	(19.3)
Other	(0.9)	(1.0)	(1.1)	1.8

Total	$18.2	$(134.8)	$89.2	$(71.2)

(a)	The loss during the 2008 three-month period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in all relevant currencies, (ii) gains associated with a decrease in value of the euro and the Chilean peso relative to the U.S. dollar, (iii) gains associated with decreases in the values of the

Chilean peso, Polish zloty, Czech koruna and Hungarian forint relative to the euro and (iv) losses associated with an increase in the Swiss franc relative to the euro. The loss during the 2008 nine-month period primarily is attributable to the net effect of (i) losses associated with an increase in the value of the Hungarian forint, Swiss franc, Czech koruna, Polish zloty and Slovakian koruna relative to the euro, (ii) gains associated with a decrease in the value of the Chilean peso and the euro relative to the U.S. dollar, (iii) gains associated with a decrease in the value of the Romanian lei relative to the euro and (iv) losses associated with a decrease in Swiss franc, U.S. dollar and Australian dollar market interest rates. In addition, the losses during the three and nine months ended September 30, 2008 include gains of $28.8 million and $82.8 million related to credit risk valuation adjustments, as further described in notes 6 and 7 to our condensed consolidated financial statements. The loss during the 2007 three-month period primarily is attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with a decrease in the value of the Romanian lei and Hungarian forint relative to the euro, (iii) losses associated with a decrease in Swiss franc market interest rates and (iv) losses associated with an increase in the value of the Czech koruna relative to the euro. The loss during the 2007 nine-month period primarily is attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with an increase in euro market interest rates, (iii) gains associated with a decrease in the value of the Swiss franc relative to the euro and (iv) losses associated with an increase in the value of the Romanian lei and Hungarian forint relative to the euro.

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

Foreign currency transaction gains (losses), net

Our foreign currency transaction gains (losses) primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains (losses) are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains (losses), net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		in millions

U.S. dollar denominated debt issued by a European subsidiary	$(230.8)	$97.0	$(86.8)	$149.7
Yen denominated debt issued by U.S. subsidiaries	—	(54.8)	(79.5)	(54.8)
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(90.0)	(56.2)	302.9	(55.3)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	59.3	(42.3)	(0.4)	(49.5)
U.S. dollar denominated debt issued by a Latin American subsidiary	(22.8)	14.7	(48.0)	20.9
Swiss franc denominated debt issued by a European subsidiary	—	—	—	21.5
Other	(2.4)	9.9	8.1	9.1

Total	$(286.7)	$(31.7)	$96.3	$41.6

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) for the 2008 periods, U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S.

and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) for the 2008 periods, the U.S. dollar and the euro against the Japanese yen.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized losses due to changes in fair values of certain investments and debt, net

The details of our unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		in millions

Investments (a):
Sumitomo	$(186.5)	$—	$(234.9)	$—
News Corp.	(16.8)	—	(46.8)	—
Other, net	2.9	—	13.0	—
Debt — UGC Convertible Notes (b)	71.2	(0.3)	184.3	(230.5)

Total	$(129.2)	$(0.3)	$(84.4)	$(230.5)

(a)	For additional information concerning our investments and fair value measurements, see notes 5 and 7 to our condensed consolidated financial statements.

(b)	Represents the changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. For additional information, see notes 7 and 9 to our condensed consolidated financial statements.

Gains (losses) on extinguishment of debt, net

We recognized gains (losses) on extinguishment of debt, net, of $1.6 million and ($21.7 million) during the three and nine months ended September 30, 2007, respectively. The losses during the nine-month period include (i) a $19.6 million loss resulting from the write-off of deferred financing costs in connection with the May 2007 refinancing of VTR’s bank facility, (ii) an $8.4 million loss resulting from the write-off of deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iii) a $5.2 million gain on the April 2007 redemption of Cablecom Luxembourg S.C.A.’s 9.375% Senior Notes due 2014.

Gains (losses) on disposition of assets, net

We recognized gains on disposition of assets of $552.8 million and $553.1 million during the three and nine months ended September 30, 2007, respectively. These gains primarily are related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a $62.2 million gain in connection with the July 2007 sale of Melita Cable Plc, a broadband communications operator in Malta.

Income tax expense

We recognized income tax expense of $25.0 million and $178.4 million during the three months ended September 30, 2008 and 2007, respectively.

The income tax expense for the three months ended September 30, 2008 differs from the expected income tax benefit of $88.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, as the establishment of allowances against currently arising deferred tax assets in certain tax jurisdictions more than offset the release of valuation allowances in other jurisdictions, (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items and (iv) an increase in certain net deferred tax liabilities due to an enacted change in state tax law. The negative impacts of these items were partially offset by the positive impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans.

The income tax expense for the three months ended September 30, 2007 differs from the expected income tax expense of $94.6 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a difference in the treatment between financial and tax accounting of a litigation provision, (ii) certain permanent differences between financial and tax accounting in the treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, and (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate. These negative impacts were partially offset by the recognition of previously unrecognized tax benefits that met the recognition criteria specified in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) during the period.

We recognized income tax expense of $315.8 million and $123.8 million during the nine months ended September 30, 2008 and 2007, respectively.

The income tax expense for the nine months ended September 30, 2008 differs from the expected income tax expense of $158.6 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items, (iii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iv) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (v) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

The income tax expense for the nine months ended September 30, 2007 differs from the expected income tax expense of $53.8 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including a tax benefit of $86.3 million that we recognized during the second quarter of 2007 in connection with the release of valuation allowances by Telenet. The full amount of this tax benefit, which represents the portion of Telenet’s tax benefit that we did not allocate to goodwill, was allocated to the minority interest owners of Telenet. We also recognized previously unrecognized tax benefits that met the recognition criteria specified in FIN 48 during the period. These positive impacts were more than offset by the negative impacts of (i) a difference in the treatment between financial and tax accounting of a litigation provision, (ii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iv) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items.

During the third quarter of 2008, we reduced our unrecognized tax benefits by $288.3 million as a result of the final resolution of an income tax examination. This reduction had no material impact on our effective tax rate.

Minority interests in earnings of subsidiaries, net

Our minority interests in earnings of subsidiaries, net, decreased $20.9 million and $81.7 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. These decreases are primarily attributable to lower earnings of Telenet, partially offset by increased earnings of J:COM and VTR.

Net earnings (loss)

During the three months ended September 30, 2008 and 2007, we reported net earnings (loss) of ($308.9 million) and $40.4 million, respectively, including (i) operating income of $412.8 million and $86.8 million, respectively, (ii) interest expense of $293.4 million and $247.1 million, respectively, (iii) other net non-operating income (expense) of ($372.7 million) and $430.6 million, respectively, (iv) income tax expense of $25.0 million and $178.4 million, respectively, and (v) minority interests in earnings of subsidiaries, net, of $30.6 million and $51.5 million, respectively. During the nine months ended September 30, 2008 and 2007, we reported net losses of $36.3 million and $225.4 million, respectively, including (i) operating income of $1,135.1 million and $478.8 million, respectively, (ii) interest expense of $863.7 million and $706.4 million, respectively, (iii) other net non-operating income of $181.7 million and $381.3 million, respectively, (iv) income tax expense of $315.8 million and $123.8 million, respectively, and (v) minority interests in earnings of subsidiaries, net, of $173.6 million and $255.3 million, respectively. The net earnings that we reported during the 2007 three-month period is primarily attributable to the fact that our operating income and our other net non-operating income more than offset our interest, income tax expense and minority interests in earnings of subsidiaries, net. Our other net non-operating income for the 2007 three-month period includes significant gains associated with the disposition of assets. Gains or losses associated with the disposition of assets, changes in the fair values of derivative instruments and movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, do not represent a reliable source of income. In the absence of significant gains in the future in connection with (i) any dispositions of assets, (ii) changes in the fair value of our derivative instruments, (iii) changes in foreign currency exchange rates or (iv) other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) provisions for litigation, (d) impairment, restructuring and other operating charges, net, (e) interest expense, (f) other net non-operating expenses, (g) income tax expenses and (h) minority interests in earnings of subsidiaries, net. Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2008. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2008 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$30.4
Non-operating subsidiaries	749.4

Total LGI and non-operating subsidiaries	779.8

Operating subsidiaries:
Telenet	367.6
J:COM	339.9
UPC Holding (excluding VTR)	29.6
VTR	25.3
Austar	16.3
Chellomedia	13.6
Liberty Puerto Rico	6.6
Other operating subsidiaries	2.7

Total operating subsidiaries	801.6

Total cash and cash equivalents	$1,581.4

Liquidity of LGI and its Non-operating Subsidiaries

The $30.4 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $749.4 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at September 30, 2008. Our remaining cash and cash equivalents of $801.6 million at September 30, 2008 were held by our operating subsidiaries, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries and (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first nine months of 2008. Most of this cash was used to purchase LGI common stock.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan and the LGJ Holdings Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require funding in connection with the satisfaction of contingent liabilities, acquisitions, the repurchase of LGI common stock, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available on favorable terms, or at all.

As further described in note 10 to our condensed consolidated financial statements, we repurchased during the first nine months of 2008 a total of 30,136,987 shares of our LGI Series A common stock at a weighted average price of $35.05 per share and 26,562,756 shares of our LGI Series C common stock at a weighted average price of $33.22 per share, for an aggregate purchase price of $1,938.9 million, including direct acquisition costs. At September 30, 2008, we were authorized to purchase an additional $122.6 million of our LGI Series A and Series C common stock. Subsequent to September 30, 2008, (i) the authorized amount under the July 2008 Repurchase Plan was increased by $250 million and (ii) we acquired 541,800 shares of our LGI Series A common stock at a weighted average price of $22.74 per share and 5,135,600 shares of our LGI Series C common stock at a weighted average price of $21.31, for an aggregate purchase price of $121.8 million, including direct acquisition costs. After giving effect to the increased authorization and these repurchases, the remaining amount authorized under the July 2008 Repurchase Plan was $250.8 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM, Austar and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2008 and certain amounts borrowed subsequent to September 30, 2008, see note 9 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, loans to LGI, capital distributions to LGI and other equity owners, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. As further described in note 15 to our condensed consolidated financial statements, Telenet used €227.1 million ($319.4 million) of its September 30, 2008 cash and cash equivalent balances to fund the cash consideration paid by Telenet in October 2008 in connection with the PICs Acquisition.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, to the extent that we can obtain debt financing on terms that are acceptable to us, we strive to maintain our and our operating subsidiaries’ debt at levels that result in a consolidated debt balance that is between four and five times our annualized consolidated operating cash flow. The ratio of our September 30, 2008 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2008 was 4.1 and the ratio of our September 30, 2008 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended September 30, 2008 was 3.7.

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

At September 30, 2008, our outstanding consolidated debt and capital lease obligations aggregated $19.3 billion, including $439.0 million that is classified as current in our condensed consolidated balance sheet and $17.3 billion that is due in 2012 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements. In addition to our debt and capital lease obligations, we have certain contingent liabilities that could require us to issue shares or make cash payments in future periods. See note 13 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations during the next 12 months and to fund our foreseeable liquidity requirements. However, it is not possible to predict how the recent disruption in the credit and equity markets and the associated weakening economic conditions could impact our future financial position. In this regard, (i) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, the continuation or worsening of the weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakening economies, could adversely impact our cash flows and liquidity.

At September 30, 2008, all of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at September 30, 2008, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. See also our Discussion and Analysis of our Consolidated Operating Results above.

General.  During the nine months ended September 30, 2008, we used net cash provided by our operating activities of $2,224.1 million and $439.1 million of our existing cash and cash equivalent balances (excluding a $15.0 million decrease due to changes in foreign currency exchange rates) to fund net cash used by our investing activities of $1,909.3 million and net cash used by our financing activities of $753.9 million.

Operating Activities.  Net cash flows provided by operating activities increased $548.2 million, from $1,675.9 million during the nine months ended September 30, 2007 to $2,224.1 million during the corresponding 2008 period. This increase primarily is attributable to the net effect of (i) an increase in the cash generated by our video, voice and broadband internet services, (ii) an increase in the reported net cash provided by operating activities due to changes in foreign currency exchange rates, (iii) an increase in cash received related to certain derivative instruments and (iv) a decrease in net cash provided by operating activities due to higher cash payments for interest.

Investing Activities.  Net cash used by investing activities decreased $103.4 million, from $2,012.7 million during the nine months ended September 30, 2007 to $1,909.3 million during the corresponding 2008 period. This decrease is due primarily to the net effect of (i) a decrease in cash paid in connection with acquisitions of $733.3 million, (ii) an increase in the net use of cash due to a decrease in proceeds received upon disposition of assets of $415.6 million and (iii) an increase in capital expenditures of $227.9 million. The increase in capital expenditures is due primarily to changes in foreign currency exchange rates.

The UPC Broadband Division accounted for $902.1 million and $762.9 million of our consolidated capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to (i) increases due to changes in foreign currency exchange rates, (ii) increases in expenditures for the purchase and installation of customer premise equipment and (iii) increases in expenditures for new build and upgrade projects.

Telenet accounted for $250.2 million and $173.2 million of our consolidated capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $0.7 million and $19.4 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $250.9 million and $192.6 million during the nine months ended September 30, 2008 and 2007, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2008 period primarily relates to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) increases in expenditures for the purchase and installation of customer premise equipment, (iii) increases in expenditures for new build and upgrade projects to expand services and (iv) decreases in expenditures for buildings and general support systems.

J:COM accounted for $273.0 million and $262.8 million of our consolidated capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $103.3 million and $118.7 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $376.3 million and $381.5 million during the nine months ended September 30, 2008 and 2007, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) decreases in expenditures for the purchase and installation of customer premise equipment, (iii) decreases in expenditures for support capital such as information technology upgrades and expenditures for general support systems and (iv) decreases in expenditures for new build and upgrade projects to expand services.

VTR accounted for $145.8 million and $117.6 million of our consolidated capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) increases in expenditures for support capital such as information technology upgrades and expenditures for general support systems, (iii) increases in expenditures for the purchase and installation of customer premise equipment and (iv) increases in expenditures for new build and upgrade projects.

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

Financing Activities.  Net cash used by financing activities increased $645.8 million, from $108.1 million during the nine months ended September 30, 2007 to $753.9 million during the corresponding 2008 period. This increase primarily is attributable to the net effect of (i) an increase in cash paid to repurchase our LGI Series A and Series C common stock of $683.9 million, (ii) a decrease in the net use of cash due to higher net borrowings of $228.1 million and (iii) a decrease in the reported net use of cash due to changes in foreign currency exchange rates.

Off Balance Sheet Arrangements

For a description of our outstanding guarantees and other off balance sheet arrangements at September 30, 2008, see note 13 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financing activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and processes governing our management of market risks and the use of derivative instruments to manage our exposure to such risks.

Cash and Investments

As discussed under Credit Risk below, we invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At September 30,

2008, our European subsidiaries held cash balances of $931.0 million that were denominated in euros and J:COM and Super Media collectively held cash balances of $357.3 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At September 30, 2008, the aggregate fair value of these investments was approximately $479.1 million. Where appropriate, we manage our exposure to market price fluctuations with derivative instruments such as the Sumitomo Collar and the prepaid forward sale contract on our News Corp. Class A common stock.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2008, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations and the maturities of our cross-currency interest rate swaps matched the applicable maturities of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 6 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Generally, we will consider hedging these currency risks when the foreign currency risk arises from agreements with third parties that involve the future payment or receipt of cash or other monetary items. As further described in note 6 to our condensed consolidated financial statements, at September 30, 2008 we were a party to foreign currency exchange contracts covering the forward purchase of the U.S. dollar and the forward sale of the euro, the Japanese yen, the Chilean peso and the Australian dollar. Other than the commitments covered by these forward contracts and our exposures with respect to debt that are hedged as described above, we do not believe that we have significant foreign currency risk related to non-hedged agreements with third parties that involve the future payment or receipt of cash or other monetary items.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 38.3% and 25.7% of our U.S. dollar revenue during the nine months ended September 30, 2008 were derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30,	December 31,
	2008	2007

Spot rates:
Euro	0.7110	0.6857
Swiss franc	1.1219	1.1360
Japanese yen	106.19	111.79
Chilean peso	549.80	498.10
Hungarian forint	172.09	173.30
Australian dollar	1.2655	1.1406

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Average rates:
Euro	0.6667	0.7272	0.6579	0.7439
Swiss franc	1.0740	1.1985	1.0579	1.2180
Japanese yen	107.63	117.73	105.84	119.31
Chilean peso	517.19	519.54	483.87	528.99
Hungarian forint	157.59	183.20	163.07	186.58
Australian dollar	1.1327	1.1811	1.0990	1.2187

Inflation and Foreign Investment Risk

We are experiencing inflationary pressures with respect to labor, programming and other costs, particularly in Chile, Romania, the Czech Republic, Hungary, Slovenia, Belgium and Slovakia. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on operating cash flow and net earnings (loss). The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control. We currently are unable to predict the extent that price levels might be impacted in future periods by the ongoing weakness in the worldwide economy.

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Telenet, the Japanese yen LIBOR-indexed and TIBOR-indexed debt of J:COM, the TIBOR-indexed debt of LGJ Holdings, the LIBOR-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

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

At September 30, 2008, we effectively paid a fixed interest rate on 94% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates. The final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

Weighted-Average Variable Interest Rate.  At September 30, 2008, our variable-rate indebtedness (exclusive of the effects of interest rate derivative agreements) aggregated $14.7 billion, and the weighted-average interest rate (including margin) on such variable-rate indebtedness was approximately 6.5%. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted-average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $73.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates such that increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Credit Risk

We are exposed to the risk that the counterparties to our financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a broad counterparty base of banks and financial institutions. In addition, most of our cash is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of AA-. To date, neither the access to nor the value of our cash and equivalent balances have been adversely impacted by the recent liquidity problems of financial institutions.

At September 30, 2008, our exposure to credit risk included (i) derivative assets with a fair value of $957.1 million (including $632.9 million due from counterparties for which we had offsetting liability positions at September 30, 2008), (ii) cash and cash equivalent balances of $1,581.4 million and (iii) aggregate undrawn debt facilities of $1,850.6 million, including CLP 136,391.6 million ($248.1 million) of commitments under the VTR Credit Facility for which we would be required to set aside an equivalent amount of cash collateral.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different party, the risks that were the subject of the original derivative contract would no longer be hedged.

While we currently have no specific concerns about the creditworthiness of any particular counterparty, given the volatility and systemic risk in the markets at present and recent failures of, and financial difficulties experienced by, various banks and financial institutions, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such circumstances could have an adverse effect on our cash flows, results of operations and financial condition.

Although we monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below. For additional information, see notes 6 and 7 to our condensed consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the U.S. dollar relative to the euro at September 30, 2008 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €89.1 million ($125.3 million), (ii) an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro at September 30, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €326.5 million ($459.2 million), (iii) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro at September 30, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €16.9 million ($23.7 million), (iv) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at September 30, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €26.8 million ($37.7 million), (v) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at September 30, 2008 would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €124.5 million ($175.1 million) and (vi) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2008 would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €122.9 million ($172.9 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at September 30, 2008 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 31.8 billion ($57.8 million), (ii) an instantaneous increase in the relevant base rate (excluding margin) of 50 basis points (0.50%) at September 30, 2008 would have increased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.4 billion ($13.4 million) and (iii) an instantaneous decrease in the relevant base rate (excluding margin) of 50 basis points (0.50%) at September 30, 2008 would have decreased the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.4 billion ($13.4 million).

Telenet Interest Rate Caps and Interest Rate Collars

Holding all other factors constant, (i) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at September 30, 2008 would have increased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €20.1 million ($28.3 million) and (ii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at September 30, 2008 would have decreased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €18.0 million ($25.3 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at September 30, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €33.6 million ($47.3 million), (ii) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at September 30, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €40.7 million ($57.2 million), (iii) an instantaneous increase in the risk free rate of 50 basis points

(0.50%) at September 30, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €1.7 million ($2.4 million), (iv) an instantaneous decrease in the risk free rate of 50 basis points (0.50%) at September 30, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €1.8 million ($2.5 million), (v) an instantaneous increase (decrease) of 10% in the combined per share market price of LGI Series A and Series C common stock at September 30, 2008 would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €37.2 million ($52.3 million), (vi) an instantaneous increase of 50 basis points (0.50%) in the credit spread at September 30, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €3.9 million ($5.5 million), (vii) an instantaneous decrease of 50 basis points (0.50%) in the credit spread at September 30, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €3.9 million ($5.5 million), (viii) an instantaneous decrease of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have decreased the fair value of the UGC Convertible Notes by approximately €10.8 million ($15.2 million) and (ix) an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock at September 30, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €4.7 million ($6.6 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock at September 30, 2008 would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.0 billion ($37.7 million), (ii) an instantaneous decrease in the Japanese Yen risk-free rate of 50 basis points (0.50%) at September 30, 2008 would have increased the value of the Sumitomo Collar by ¥3.8 billion ($35.7 million) and (iii) an instantaneous increase in the Japanese Yen risk-free rate of 50 basis points (0.50%) at September 30, 2008 would have decreased the value of the Sumitomo Collar by ¥3.6 billion ($33.8 million).

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2008, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

None during the three months ended September 30, 2008.

Please refer to our Quarterly Reports on Form 10-Q for each of the first two quarters of this fiscal year for descriptions of certain developments with respect to our litigation.

Item 1A.	RISK FACTORS.

The following is an update to Item 1A — Risk Factors contained in our 2007 Annual Report on Form 10-K:

Weakening economic conditions may reduce subscriber spending for our video, internet and telephony services and reduce our rate of growth of subscriber additions. Most of the countries in which we operate are experiencing weakened economic conditions. Because a substantial portion of our revenue is derived from residential subscribers who may be impacted by these conditions, it may be (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow and liquidity of our operating segments could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments, undrawn debt facilities and cash investments. Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities, we are exposed to an increased risk that our counterparties may default on their obligations to us. At September 30, 2008, our exposure to credit risk included (i) derivative assets with a fair value of $957.1 million (including $632.9 million due from counterparties for which we had offsetting liability positions at September 30, 2008), (ii) cash and cash equivalent balances of $1,581.4 million and (iii) aggregate undrawn debt facilities of $1,850.6 million, including CLP 136,391.6 million ($248.1 million) of commitments under the VTR Credit Facility for which we would be required to set aside an equivalent amount of cash collateral. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our cash flows, results of operations and financial condition could be adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2008:

				Approximate
				dollar value of
			Total number of shares	shares that may
			purchased as part	yet be purchased
	Total number of	Average price	of publicly announced	under the plans or
Period	shares purchased	paid per share (a)	plans or programs	programs

July 1, 2008 through July 31, 2008:
Series A	—	$—	—	(b)
Series C	—	$—	—	(b)
August 1, 2008 through August 31, 2008:
Series A	2,085,800	$33.32	2,085,800	(b)
Series C	2,656,100	$31.78	2,656,100	(b)
September 1, 2008 through September 30, 2008:
Series A	2,469,900	$31.38	2,469,900	(b)
Series C	4,936,900	$29.61	4,936,900	(b)
Total — July 1, 2008 through September 30, 2008:
Series A	4,555,700	$32.27	4,555,700	(b)
Series C	7,593,000	$30.37	7,593,000	(b)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At September 30, 2008, we were authorized to purchase an additional $122.6 million of our LGI Series A and Series C common stock. Subsequent to September 30, 2008, (i) the authorized amount under the July 2008 Repurchase Plan was increased by $250 million and (ii) we acquired 541,800 shares of our LGI Series A common stock at a weighted average price of $22.74 per share and 5,135,600 shares of our LGI Series C common stock at a weighted average price of $21.31, for an aggregate purchase price of $121.8 million, including direct acquisition costs. After giving effect to the increased authorization and these repurchases, the remaining amount authorized under the July 2008 Repurchase Plan was $250.8 million.

In addition to the shares listed in the table above, 21,511 shares of LGI Series A common stock and 21,510 shares of LGI Series C common stock were surrendered during the third quarter of 2008 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)
4	Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Additional Facility Accession Agreement dated September 9, 2008, among UPC Financing Partnership as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as facility agent and the other banks and financial institutions named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 12, 2008 (File No. 000-51360))
4.2	Additional Facility Accession Agreement dated August 12, 2008, among UPC Broadband Holding BV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as facility agent and the other banks and financial institutions named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2008 (File No. 000-51360))
4.3	Letter dated May 7, 2008 from Telenet Bidco NV to BNP Paribas S.A. as Facility Agent which amends that certain €2,300,000,000 Credit Agreement, originally dated August 1, 2007 and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and November 19, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank NV, BNP Paribus S.A. and JP Morgan PLC as Mandated Lead Arrangers , BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 28, 2008 (File No. 000-51360))
4.4	Letter dated May 7, 2008 from BNP Paribas S.A. as Facility Agent to Telenet Bidco NV, which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K/A filed May 28, 2008 (File No. 000-51360))
10	Material Contracts:
10.1	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe N.V.), Registrant (as assignee of UnitedGlobalCom, Inc.) and Gene Musselman*
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32	Section 1350 Certification*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: November 5, 2008	/s/ Michael T. Fries

Michael T. Fries President and Chief Executive Officer

Dated: November 5, 2008	/s/ Charles H.R. Bracken

Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 5, 2008	/s/ Bernard G. Dvorak

Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility Accession Agreement dated September 9, 2008, among UPC Financing Partnership as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as facility agent and the other banks and financial institutions named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 12, 2008 (File No. 000-51360))

4.2	Additional Facility Accession Agreement dated August 12, 2008, among UPC Broadband Holding BV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as facility agent and the other banks and financial institutions named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2008 (File No. 000-51360))

4.3	Letter dated May 7, 2008 from Telenet Bidco NV to BNP Paribas S.A. as Facility Agent which amends that certain €2,300,000,000 Credit Agreement, originally dated August 1, 2007 and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and November 19, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank NV, BNP Paribus S.A. and JP Morgan PLC as Mandated Lead Arrangers , BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 28, 2008 (File No. 000-51360))

4.4	Letter dated May 7, 2008 from BNP Paribas S.A. as Facility Agent to Telenet Bidco NV, which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K/A filed May 28, 2008 (File No. 000-51360))

10	Material Contracts:

10.1	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe N.V.), Registrant (as assignee of UnitedGlobalCom, Inc.) and Gene Musselman*

31	Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification*

*	Filed herewith