Form 10-K
period 2008-12-31
Liberty Global, Inc.
filed 2009-02-23
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9.1 billion.

The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 16, 2009 was:

136,345,142 shares of Series A common stock;
7,191,210 shares of Series B common stock; and
132,004,725 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General Development of Business

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2008, in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV, a subsidiary of UPC Holding (UPC Broadband Holding), are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communication operations in Chile are provided through VTR Global Com S.A. (VTR). Through our 50.6% indirect majority ownership interest in Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our indirect 37.8% controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM), we provide broadband communications services in Japan. Through our 54.0% indirect majority owned subsidiary, Austar United Communications Limited (Austar), we provide DTH satellite services in Australia. We also have (1) consolidated broadband communications operations in Puerto Rico and (2) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to our broadband communications operations, primarily in Europe.

In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries.

Unless indicated otherwise, convenience translations into U.S. dollars are calculated as of December 31, 2008, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2008.

Recent Developments

Acquisitions

Mediatti.  On December 25, 2008, the shareholders of Mediatti Communications, Inc. (Mediatti), a provider of cable television and broadband internet services in Japan, including our subsidiary Liberty Japan MC, LLC (Liberty Japan MC), sold all of the issued and outstanding shares of Mediatti to J:COM for cash consideration (before direct acquisition costs) of ¥28,350.6 million ($310.5 million at the transaction date) of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). Our indirect majority-owned subsidiary, LGI/Sumisho Super Media LLC (Super Media) owns a controlling interest in J:COM. See “Operations — Asia/Pacific — Jupiter Telecommunications Co. Ltd.” below. On the day preceding the sale of Mediatti to J:COM, we purchased Sumitomo Corporation’s (Sumitomo) entire 4.8% interest in Liberty Japan MC for ¥615.8 million ($6.8 million at the transaction date), resulting in Liberty Japan MC becoming our indirect wholly-owned subsidiary.

Interkabel Acquisition.  On October 1, 2008, pursuant to an agreement with four associations of municipalities in Belgium (referred to as the pure intercommunales or PICs) executed on June 28, 2008 (the 2008 PICs Agreement), Telenet acquired from the PICs certain cable television assets (Interkabel), including (1) substantially all of the rights that Telenet did not already hold to use the broadband communications network owned by the PICs (the Telenet PICs Network) and (2) the analog and digital television activities of the PICs, including the entire subscriber base (together with the acquisition of the rights to use the Telenet PICs Network, the Interkabel Acquisition). In connection with the Interkabel Acquisition, (1) Telenet paid net cash consideration of €224.9 million ($315.9 million at the transaction date) before working capital adjustments and direct acquisition costs and (2) entered into a long-term lease of the Telenet PICs Network. The €224.9 million of cash consideration includes €8.3 million ($11.6 million at the transaction date) representing compensation to the PICs for the acquisition of certain equipment and other rights, net of compensation to Telenet for the transfer of certain liabilities to Telenet. In addition, the PICs paid Telenet cash of €27.0 million ($37.9 million at the transaction date) during the fourth quarter of 2008 in connection with certain working capital adjustments. Telenet borrowed an additional €85.0 million ($124.2 million at the transaction date) under the Telenet senior credit facility in September 2008 to fund a portion of the €224.9 million of net cash consideration paid to the PICs. The remaining net cash consideration was funded by existing cash and cash equivalent balances.

For information on the long-term lease and other provisions of the 2008 PICs Agreement see “Operations — Europe — Liberty Global Europe — Telenet (Belgium)” below and note 4 to our consolidated financial statements included in Part II of this report. For information concerning the litigation related to the Interkabel Acquisition, see note 20 to our consolidated financial statements included in Part II of this report.

Spektrum.  On September 1, 2008, Chellomedia Programming BV, a wholly-owned subsidiary of Chellomedia, acquired 100% of the ownership interests in Spektrum-TV Zrt and Ceska programova spolecnost s.r.o. (together, Spektrum) for cash consideration of $94.2 million, before considering cash acquired, post-closing working capital adjustments and direct acquisition costs. Spektrum operates a documentary channel in the Czech Republic, Slovakia and Hungary.

For additional information on the foregoing acquisitions, see note 4 to our consolidated financial statements included in Part II of this report. In addition, during 2008, we completed various other smaller acquisitions in the normal course of business.

Financings

UPC Broadband Holding Bank Facility Refinancing Transactions.  In August and September 2008, UPC Holding’s subsidiaries, UPC Financing Partnership and UPC Broadband Holding, as the Borrowers, entered into two additional facility accession agreements (Facility O and Facility P, respectively) pursuant to UPC Broadband Holding’s senior secured credit agreement (as amended and restated, the UPC Broadband Holding Bank Facility). Facility O is an additional term loan facility comprised of (1) a HUF 5,962.5 million ($31.3 million) sub-tranche and (2) a PLN 115.1 million ($38.7 million) sub-tranche. Both sub-tranches were drawn in full in August 2008. Facility P is an additional term loan facility in the principal amount of $521.2 million, of which only $511.5 million was received due to the failure of one of the lenders to fund a $9.7 million commitment. The lenders under LGI’s $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility) rolled their commitments into Facility P, and the LGI Credit Facility was cancelled. Certain of the lenders under Facility I, a €250.0 million ($348.8 million) repayable and redrawable term loan facility under the UPC Broadband Holding Bank Facility, have novated €202.0 million ($281.8 million) of their undrawn commitments to Liberty Global Europe BV, which is a direct subsidiary of UPC Broadband Holding, and have entered into Facility P. The remaining third-party lenders under Facility I remain committed to lend their €48.0 million ($67.0 million) share of Facility I. Facility P was drawn on September 12, 2008. The proceeds of Facilities O and P have been applied towards general corporate and working capital purposes.

Telenet Credit Facility Amendment.  Effective May 23, 2008, Telenet’s senior credit facility (the Telenet Credit Facility) was amended to (1) include an increased basket for permitted financial indebtedness incurred pursuant to finance leases, (2) include a new definition of “Interkabel Acquisition”, (3) carve-out indebtedness incurred under the network lease entered into in connection with the Interkabel Acquisition up to a maximum aggregate amount of €195.0 million ($272.1 million) from the definition of Total Debt (as defined in the Telenet Credit Facility) and (4) extend the availability period for the €225.0 million ($313.9 million) Term Loan B2 Facility from July 31, 2008 to June 30, 2009. Furthermore, the margins for the respective facilities were confirmed as follows: (1) the applicable margin for the €530.0 million ($739.5 million) Term Loan A Facility is 2.25% per annum over EURIBOR, (2) the applicable margin for the €307.5 million ($429.0 million) Term Loan B1 Facility and Term Loan B2 Facility is 2.50% per annum over EURIBOR, (3) the applicable margin for the €1,062.5 million ($1,482.5 million) Term Loan C Facility is 2.75% per annum over EURIBOR and (4) the applicable margin for the €175.0 million ($244.2 million) Revolving Facility is 2.125% per annum over EURIBOR.

For a further description of the terms of the above financings and certain other transactions affecting our consolidated debt in 2008, see note 10 to our consolidated financial statements included in Part II of this report.

Stock Repurchases

Pursuant to our various stock repurchase programs, we repurchased during 2008 a total of 39,065,387 shares of LGI Series A common stock at a weighted average price of $30.24 per share and 35,084,656 shares of LGI Series C common stock at a weighted average price of $29.52 per share, for an aggregate cash purchase price of $2,217.1 million, including direct acquisition costs. At December 31, 2008, we were authorized under our current stock repurchase program to acquire an additional $94.8 million of LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. At February 23, 2009, the remaining amount authorized under this program was $1.0 million.

* * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risk and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, voice and broadband internet services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	continued consolidation of the foreign broadband distribution industry;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we, and the entities in which we have interests, operate and adverse outcomes from regulatory proceedings;

•	our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	government intervention that opens our broadband distribution networks to competitors;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint ventures; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Financial Information About Operating Segments

Financial information about our reportable segments appears in note 21 to our consolidated financial statements included in Part II of this report.

Narrative Description of Business

Overview

Broadband Distribution

We offer a variety of broadband services over our cable television systems, including video, broadband internet and telephony. Available service offerings depend on the bandwidth capacity of our systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through DTH or through multi-channel multipoint (microwave) distribution systems (MMDS). Our analog video service offerings include basic programming and in some markets expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in most markets, incremental product and service offerings such as enhanced pay-per-view programming, including video-on-demand (VoD) and near-video-on-demand (NVoD), digital video recorders (DVR) and high definition (HD) television services. We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of internet service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary, Japan and the Netherlands, we provide circuit-switched telephony services and voice-over-internet-protocol (VoIP) telephony services. Telephony services in the remaining markets are provided using VoIP technology. In select markets, including Australia, we also offer mobile telephony services using third-party networks.

We operate our broadband distribution businesses in Europe through the UPC Broadband Division of Liberty Global Europe, NV. (Liberty Global Europe), the parent company of UPC Holding, and through Liberty Global Europe’s indirect subsidiary, Telenet; in Japan through J:COM, a subsidiary of Super Media; and in the Americas through VTR and Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico); and our satellite distribution business in Australia through Austar. Each of Liberty Global Europe, UPC Holding, Telenet, J:COM, Super Media, VTR, Liberty Puerto Rico and Austar is a consolidated subsidiary. Except as otherwise noted, we refer to Liberty Puerto Rico and the countries of South America collectively as the Americas.

The following table presents certain operating data, as of December 31, 2008, with respect to the broadband communications and DTH systems of our subsidiaries in Europe, Japan, the Americas and Australia. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
December 31, 2008

		Two-way			Video					Internet		Telephone
	Homes	Homes	Customer	Total	Analog Cable	Digital Cable	DTH	MMDS	Total	Homes		Homes
	Passed (1)	Passed (2)	Relationships (3)	RGUs (4)	Subscribers (5)	Subscribers (6)	Subscribers (7)	Subscribers (8)	Video	Serviceable (9)	Subscribers (10)	Serviceable (11)	Subscribers (12)

UPC Broadband Division:
The Netherlands	2,740,000	2,633,900	2,047,200	3,299,300	1,396,400	648,000	—	—	2,044,400	2,633,900	682,500	2,569,900	572,400
Switzerland (13)	1,867,300	1,335,700	1,557,300	2,350,900	1,209,100	347,000	—	—	1,556,100	1,525,700	485,500	1,523,700	309,300
Austria	1,146,500	1,146,500	748,700	1,231,000	383,300	171,700	—	—	555,000	1,146,500	433,900	1,146,500	242,100
Ireland	877,000	513,300	554,900	667,000	217,000	233,100	—	87,200	537,300	513,300	101,900	401,000	27,800

Total Western Europe	6,630,800	5,629,400	4,908,100	7,548,200	3,205,800	1,399,800	—	87,200	4,692,800	5,819,400	1,703,800	5,641,100	1,151,600

Hungary	1,199,800	1,165,900	963,300	1,403,700	593,900	79,400	183,000	—	856,300	1,165,900	321,500	1,168,400	225,900
Romania	2,069,800	1,700,400	1,263,400	1,624,900	998,200	109,900	155,300	—	1,263,400	1,575,000	237,300	1,513,200	124,200
Poland	1,996,700	1,795,800	1,084,300	1,555,800	941,400	79,100	—	—	1,020,500	1,795,800	388,000	1,734,500	147,300
Czech Republic	1,303,200	1,193,400	789,700	1,119,900	265,200	294,000	121,700	—	680,900	1,193,400	312,200	1,180,800	126,800
Slovakia	485,100	394,900	298,900	364,400	225,400	29,300	31,500	5,500	291,700	361,100	53,100	361,100	19,600
Slovenia	224,300	169,000	161,200	241,400	147,200	10,000	—	4,000	161,200	169,000	55,600	169,000	24,600

Total Central and Eastern Europe	7,278,900	6,419,400	4,560,800	6,310,100	3,171,300	601,700	491,500	9,500	4,274,000	6,260,200	1,367,700	6,127,000	668,400

Total UPC Broadband Division	13,909,700	12,048,800	9,468,900	13,858,300	6,377,100	2,001,500	491,500	96,700	8,966,800	12,079,600	3,071,500	11,768,100	1,820,000

Telenet (Belgium)	2,768,800	2,768,800	2,402,500	4,016,500	1,728,900	673,600	—	—	2,402,500	2,768,800	985,300	2,768,800	628,700

J:COM (Japan)	12,241,500	12,241,500	3,167,400	5,613,600	560,000	1,997,000	—	—	2,557,000	12,241,500	1,486,800	11,393,200	1,569,800

The Americas:
VTR (Chile)	2,523,000	1,779,200	1,029,100	2,057,200	532,700	345,200	—	—	877,900	1,779,200	588,700	1,764,400	590,600
Puerto Rico	345,300	345,300	120,600	187,700	—	83,800	—	—	83,800	345,300	68,700	345,300	35,200

Total The Americas	2,868,300	2,124,500	1,149,700	2,244,900	532,700	429,000	—	—	961,700	2,124,500	657,400	2,109,700	625,800

Austar (Australia)	2,486,800	—	720,500	720,500	—	2,700	717,500	—	720,200	30,400	300	—	—

Grand Total	34,275,100	29,183,600	16,909,000	26,453,800	9,198,700	5,103,800	1,209,000	96,700	15,608,200	29,244,800	6,201,300	28,039,800	4,644,300

(1)	Homes Passed are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve as Homes Passed. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used by Cablecom Holdings GmbH (Cablecom) in Switzerland (see note 13) or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Cablecom’s partner networks or the unbundled loop and shared access network used by Austria GmbH.

(2)	Two-way Homes Passed are Homes Passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and internet services and, in some cases, telephony services. Due to the fact that we do not own the partner networks used by Cablecom in Switzerland or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Cablecom’s partner networks or the unbundled loop and shared access network used by Austria GmbH.

(3)	Customer Relationships are the number of customers who receive at least one of our video, internet or voice services that we count as Revenue Generating Units (RGUs), without regard to which, or to how many, services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. Customer Relationships generally are counted on a unique premise basis. Accordingly, if an individual receives our services in two premises (e.g. primary home and vacation home), that individual will count as two Customer Relationships. We exclude mobile customers from Customer Relationships.

(4)	An RGU is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. RGUs generally are counted on a unique premise basis such that a given premise does not count as more than one RGU for any given service. On the other hand, if an individual receives our service in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a permanent basis (e.g. VIP subscribers, free service to employees) are not counted as RGUs.

(5)	Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. In Europe, we have approximately 535,300 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels.

(6)	Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. Individuals who receive digital cable service through a purchased digital set-top box but do not pay a monthly digital service fee are only counted as Digital Cable Subscribers to the extent we can verify that such individuals are subscribing to our analog cable service. We include this group of subscribers in Telenet’s and Cablecom’s Digital Cable Subscribers. Subscribers to digital cable services provided by Cablecom over partner networks receive analog cable services from the partner networks as opposed to Cablecom.

(7)	DTH Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via a geosynchronous satellite.

(8)	MMDS Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming via MMDS.

(9)	Internet Homes Serviceable is a home, residential multiple dwelling unit or commercial unit that can be connected to our networks, or a partner network with which we have a service agreement, where customers can request and receive broadband internet services. With respect to Austria GmbH, we do not report as Internet Homes Serviceable those homes served either over an unbundled loop or over a shared access network.

(10)	Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers in Austria include 84,400 residential digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections.

(11)	Telephony Homes Serviceable is a home, residential multiple dwelling unit or commercial unit that can be connected to our networks, or a partner network with which we have a service agreement, where customers can request and receive voice services. With respect to Austria GmbH, we do not report as Telephony Homes Serviceable those homes served over an unbundled loop rather than our network.

(12)	Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. Our Telephony Subscribers in Austria include 38,500 residential subscribers of Austria GmbH that are not serviced over our networks.

(13)	Pursuant to service agreements, Cablecom offers digital cable, broadband internet and telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if Cablecom has a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by Cablecom’s service agreements. Internet and Telephony Homes Serviceable with respect to partner networks have been estimated by Cablecom. These estimates may change in future periods as more accurate information becomes available. Cablecom’s partner network information generally is presented one quarter in arrears such that information included in our December 31, 2008 subscriber table is based on September 30, 2008 data. In our December 31, 2008 subscriber table, Cablecom’s partner networks account for 78,900 Customer Relationships, 112,600 RGUs, 45,500 Digital Cable Subscribers, 190,000 Internet Homes Serviceable, 188,000 Telephony Homes Serviceable, 40,900 Internet Subscribers, and 26,200 Telephony Subscribers. In addition, partner networks account for 373,800 digital cable homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2008 subscriber table.

Additional General Notes to Table:

With respect to Chile, Japan and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, broadband internet or telephony services are counted on an EBU basis. With respect to commercial establishments, such as bars, hotels and hospitals, to which we provide video and other services primarily for the patrons of such establishments, the subscriber count is generally calculated on an EBU basis by our subsidiaries (with the exception of Telenet, which counts commercial establishments on a per connection basis). EBU is calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. Telenet leases a portion of its network under a long-term capital lease arrangement. This table includes operating statistics for Telenet’s owned and leased networks. On a business-to-business basis, certain of our subsidiaries provide data, telephony and other services to businesses, primarily in the Netherlands, Switzerland, Austria, Ireland, Belgium and Romania. We generally do not count customers of these services as subscribers, customers or RGUs.

While we take appropriate steps to ensure that subscriber statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (1) the nature and pricing of products and services, (2) the distribution platform, (3) billing systems, (4) bad debt collection experience and (5) other factors add complexity to the subscriber counting process. We periodically review our subscriber counting policies and underlying systems to improve the accuracy and consistency of the data reported. Accordingly, we may from time to time make appropriate adjustments to our subscriber statistics based on those reviews.

Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenue from per subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or third-party contractors. We operate our programming businesses in Europe principally through our subsidiary Chellomedia; in Japan principally through our subsidiary J:COM; and in the Americas principally through our subsidiary Pramer S.C.A. We also own joint venture interests in MGM Networks Latin America, LLC, a programming business that serves the Americas, and in XYZ Networks Pty Ltd. (XYZ Networks), a programming business in Australia.

Operations

Europe — Liberty Global Europe

Our European operations are conducted through our wholly-owned subsidiary, Liberty Global Europe, which provides video, voice and broadband internet services in 11 countries in Europe. Liberty Global Europe’s operations are currently organized into the UPC Broadband Division, Telenet and the Chellomedia Division. Through the UPC Broadband Division and Telenet, Liberty Global Europe provides video, broadband internet, and fixed line and mobile telephony services. In terms of video subscribers, Liberty Global Europe operates the largest cable network in each of Austria, Belgium, Czech Republic, Hungary, Ireland, Poland, Slovakia, Slovenia and Switzerland and the second largest cable network in the Netherlands and in Romania. For information concerning the Chellomedia Division, see “Chellomedia” below.

Provided below is country-specific information with respect to the broadband communications services of our UPC Broadband Division and Telenet.

The Netherlands

The UPC Broadband Division’s operations in the Netherlands, which we refer to as UPC Netherlands, are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Its cable networks are 96% upgraded to two-way capability, and almost all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Netherlands makes its digital video, broadband internet and fixed line telephony services available to over 90% of its homes passed.

For its analog cable customers, UPC Netherlands offers a basic service of approximately 30 video channels and approximately 40 radio channels, depending on a customer’s location. For its digital cable customers, UPC Netherlands offers two digital cable packages in either a standard definition (SD) version or an HD version. Its digital entry level service currently includes 50 video channels and over 70 radio channels (including the channels in its basic analog service). For an additional monthly charge, the digital subscriber may upgrade to a digital basic tier subscription. The digital basic tier includes all the channels of the digital entry level service, plus an extra channel package of approximately 40 general entertainment, sports, movies, documentary, music and ethnic channels. Both digital cable packages include an electronic program guide, interactive services and the functionality for VoD service. The VoD service includes both subscription-based VoD and transaction-based VoD. The subscription-based VoD service includes various programming, such as Grey’s Anatomy, Desperate Housewives and Sex and the City. Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Eredivisie Live, alone or in combination, for additional monthly charges. Eredivisie Live is also available on a pay-per-view basis. A customer also has the option for an incremental monthly charge to upgrade the digital box to one with DVR functionality. UPC Netherlands introduced digital boxes with HD DVR functionality for an incremental monthly charge in April 2008 and currently offers up to eight HD channels, depending on the digital service selected.

UPC Netherlands offers six tiers of broadband internet service with download speeds ranging from 384 Kbps to 120 Mbps, including UPC Fiber Power, an ultra high-speed internet service with download speeds of either 60 Mbps or 120 Mbps. UPC Fiber Power, which UPC Netherlands launched in September 2008, is based on Euro DOCSIS 3.0 technology. UPC Netherlands is one of the first companies in Europe to offer this ultra high-speed internet service. As of December 31, 2008, UPC Fiber Power is available to approximately 40% of UPC Netherland’s two-way homes passed and is expected to be available to all two-way homes passed by year end 2009. Multi-feature telephony services are also available from UPC Netherlands through either circuit-switched telephony or VoIP. Of UPC Netherlands’ total customers (excluding mobile customers), 9% subscribe to two services (double-play customers) and 26% subscribe to three services (triple-play customers) offered by UPC Netherlands (video, broadband internet and telephony).

UPC Netherlands offers mobile service to all consumers in the Netherlands. The product is a pre-paid mobile offering. UPC Netherlands is operating as a mobile virtual network operator, reselling leased network capacity.

In addition, UPC Netherlands offers a range of voice, broadband internet, private data networks and customized network services to business customers primarily in its core metropolitan networks.

Switzerland

The UPC Broadband Division’s operations in Switzerland are operated by Cablecom and are located in three regional clusters, including the major cities of Bern, Zürich, Lausanne and Geneva. Cablecom’s cable networks are 72% upgraded to two-way capability and 77% of its cable homes passed are served by a network with a bandwidth of at least 650 MHz. Cablecom makes its digital video, broadband internet and fixed line telephony services available to over 80% of its homes passed.

For its analog cable customers, Cablecom offers a basic service of approximately 40 video channels and approximately 45 radio channels. For 64% of its analog cable subscribers, Cablecom maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises.

For its digital cable customers, Cablecom offers a digital cable package of over 100 video channels and over 100 radio channels (including the channels in its basic analog service), a range of additional pay television programming in a variety of foreign language program packages and the functionality for NVoD services. The channel package includes general entertainment, sports, movies and ethnic channels. Cablecom offers digital boxes with DVR functionality and/or HD functionality to its customers for an incremental monthly charge and it currently offers six HD channels. Cablecom introduced digital boxes with HD DVR functionality in November 2008, and under current promotional pricing provides these boxes for free for the first two months.

Cablecom offers eight tiers of broadband internet service with download speeds ranging from 500 Kbps to 25 Mbps. In addition, Cablecom continues to offer dial-up internet services on a limited basis. In mid-2009, Cablecom plans to launch UPC Fiber Power in Zurich. Multi-feature telephony services are also available from Cablecom using VoIP. Cablecom offers a pre-paid mobile service to all customers in Switzerland. Of Cablecom’s total customers (excluding mobile customers), 16% are double-play customers and 17% are triple-play customers.

Cablecom offers digital video, broadband internet and fixed line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with Cablecom. Cablecom has the direct customer billing relationship with the subscribers who take these services on the partner networks. By permitting Cablecom to offer some or all of its digital video, broadband internet and fixed line telephony products directly to those partner network subscribers, Cablecom’s service operating contracts have expanded the addressable markets for Cablecom’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, Cablecom pays to the partner network a share of the revenue generated from those subscribers. Cablecom also provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks.

In addition, Cablecom offers advanced data services to the Swiss business market throughout Switzerland. Cablecom provides broadband internet, multi-site data connectivity, virtual private network, security, messaging and hosting and other value added services to business customers on a retail basis.

Austria

The UPC Broadband Division’s operations in Austria (excluding the Austrian portion of Cablecom’s network), which we refer to as UPC Austria, are comprised of both cable and DSL operations. The cable operations are located in regional clusters encompassing the capital city of Vienna, three other regional capitals and two smaller cities. Four of these cities (Vienna, Klagenfurt, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. The DSL operations are available in the majority of the country, wherever the incumbent telecommunications operator has implemented DSL technology. UPC Austria’s entire cable network is upgraded to two-way capability and approximately 90% of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Austria makes its digital video available to almost all of its homes passed and broadband internet and fixed line telephony services available to all of its homes passed.

For its analog cable subscribers, UPC Austria offers a package of 38 video channels, mostly in the German language, plus over 30 radio channels. Customers desiring digital service may request a digital interactive television box from UPC Austria. For its digital cable customers, UPC Austria offers two digital cable packages. Its digital entry level service currently includes over 60 video channels and over 70 radio channels (including the channels in its analog package), an electronic program guide, interactive services and the functionality for NVoD service. UPC Austria provides this digital entry level service at no incremental charge over the standard analog rate. For an incremental monthly charge, the digital cable subscriber may upgrade to a digital basic tier subscription, which includes all the channels and features of the digital entry level service, plus an extra channel package of approximately 30 general entertainment, sports, movies, music and ethnic channels. Digital cable customers may also subscribe to premium channels (including ethnic channels, for example Serb and Turkish offerings), alone or in combination, for additional monthly charges. The NVoD service may be accessed for a separate fee for each movie or event ordered. A customer also has the option for an incremental monthly charge to upgrade the digital box to one with DVR functionality. UPC Austria introduced digital boxes with HD DVR functionality for an incremental monthly charge during the second quarter of 2008 and currently offers up to five HD channels, depending on the digital service selected. In the second quarter of 2009, UPC Austria plans to launch VoD services.

UPC Austria offers four tiers of broadband internet service over cable with download speeds ranging from two Mbps to 30 Mbps (as of February 2, 2008), and a student package. UPC Austria plans to launch UPC Fiber Power in Vienna and surrounding areas in mid-2009. Over DSL technology, UPC Austria offers two tiers of unbundled DSL broadband internet, plus additional tiers via wholesale offerings. It also offers a double-play package of broadband internet and telephony over DSL.

Multi-feature telephony services are also available from UPC Austria. UPC Austria also offers a bundle of fixed line and mobile telephony in a co-branding arrangement with the telephony operator Orange Austria Telecommunication GmbH. UPC Austria offers its telephony services through VoIP, which is available to all customers (DSL and cable). It also continues to offer telephony services through circuit-switched telephony. Of UPC Austria’s total customers (excluding mobile customers), 28% are double-play customers and 18% are triple-play customers.

UPC Austria offers a range of voice, data, lease line and asymmetric digital subscriber line (ADSL) services to business customers throughout Austria with a primary focus on business customers in cities, including Vienna, Graz, Klagenfurt, Villach, St. Polten, Dombirn, Leibnitz, Leoben, Salzburg, Linz and Innsbruck.

Ireland

The UPC Broadband Division’s operations in Ireland, which we refer to as UPC Ireland, are located in five regional clusters, including the cities of Dublin and Cork. Its cable network is 59% upgraded to two-way capability, and 57% of its cable homes passed are served by a network with a bandwidth of at least 550 MHz. UPC Ireland makes its digital video, broadband internet and fixed line telephony services available to 94%, 59% and 46%, respectively, of its homes passed. UPC Ireland continues to proactively migrate its remaining analog cable, analog premium and analog MMDS customers to its digital service to provide its customers with a wider range of channels and to release additional bandwidth for other digital services.

For its analog cable customers, UPC Ireland offers an analog cable package with up to 22 channels. For its digital cable customers, UPC Ireland offers three digital cable packages (all of which include the channels in its analog package). Its digital entry package consists of 49 video channels and 35 radio channels. Similar digital packages are also offered to certain of its subscribers via MMDS. Under the current promotional pricing, the digital entry package is priced lower than the analog service. For an incremental monthly charge, the digital cable subscriber may upgrade to one of two other digital packages, which offer up to 107 video channels and 35 radio channels, depending on the service selected and whether provided via cable or MMDS. The program offerings for each type of service include domestic, foreign, sport and premium movie channels. In addition, digital customers can receive event channels such as seasonal sport and real life entertainment events. UPC Ireland distributes up to 10 Irish channels, depending on the package selected, as part of its analog and digital packages. To complement its digital offering, UPC Ireland also offers its digital subscribers 31 channels of premium service and a pay-per-view service. A customer also has the option to upgrade the digital box to one with DVR functionality for an incremental monthly charge. In the third quarter of 2009, UPC Ireland plans to launch HD television services with approximately six HD channels.

UPC Ireland offers four tiers of broadband internet service with download speeds ranging from one Mbps to 20 Mbps. UPC Ireland also offers VoIP multi-feature telephony services. Of UPC Ireland’s total customers, 12% are double-play customers and 4% are triple-play customers.

In addition, UPC Ireland offers to business customers a complete range of telecommunications solutions from standard voice and internet services to more advanced services such as Ethernet LAN extensions, corporate voice services and high-speed internet. These services are offered to large corporations, public organizations and small to medium size businesses in Ireland, primarily in Cork, Dublin, Galway, Limerick and Waterford.

Hungary

The cable networks of the UPC Broadband Division’s operations in Hungary, which we refer to as UPC Hungary, are located in 18 major Hungarian towns and cities, including Budapest. Its cable networks are 97% upgraded to two-way capability, and 65% of its cable homes passed are served by a network with a bandwidth of at least 750 MHz. UPC Hungary makes its digital video service available to over 70% of its homes passed and broadband internet and fixed line telephony services available to almost all of its homes passed.

For its analog cable customers, UPC Hungary offers up to four tiers of analog programming services (between 5 and 55 channels) and one premium movie package, depending on the technical capability of the network. In April 2008, UPC Hungary began offering digital programming services and by year end 2008, digital programming services were available to 879,000 homes passed. For its digital cable customers, UPC Hungary offers a basic package of up to 73 channels (including the channels in its analog service). For an incremental monthly charge, the digital cable subscriber may upgrade to up to two of three premium packages. The premium packages offer additional channels with up to three HD channels, as well as three specialty packages. For an incremental monthly charge, UPC Hungary offers digital boxes with DVR functionality or HD DVR functionality. Programming for both analog and digital services consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consist of proprietary and third-party channels. As part of the digital services launch, existing analog customers, who subscribe to the more expensive analog tiers, are being targeted to migrate to digital. UPC Hungary plans to expand its digital services to its remaining large systems and launch a VoD service in 2009.

UPC Hungary offers four tiers of broadband internet service with download speeds ranging from 512 Kbps to 20 Mbps. UPC Hungary provides these broadband internet services to subscribers on its cable network in 18 cities, including Budapest. In mid-2009, UPC Hungary plans to launch UPC Fiber Power in Budapest and other cities. It also had 28,300 ADSL subscribers at December 31, 2008, on its twisted copper pair network located in the southeast part of Pest County. Multi-feature telephony services are also available from UPC Hungary. It offers its telephony services through circuit-switched telephony to subscribers on its copper pair network and through VoIP over its two-way capable cable network throughout Hungary. Of UPC Hungary’s total customers, 22% are double-play customers and 12% are triple-play customers.

UPC Hungary offers business customers located in its service areas a variety of internet and telephony packages, managed leased lines and virtual private network services primarily to its small office at home (SOHO) customers and small to medium size business customers.

Other Central and Eastern Europe

The UPC Broadband Division also operates cable networks in Czech Republic (UPC Czech), Poland (UPC Poland) and Romania (UPC Romania), and cable and MMDS networks in Slovakia (UPC Slovakia) and Slovenia (UPC Slovenia). In each of these operations, at least 75% of the cable networks are upgraded to two-way capability, and at least 70% of the homes passed are served by a network with a bandwidth of at least 750 MHz. In each of these cable operations, for an incremental monthly fee, digital cable customers may upgrade the digital box to one with DVR functionality and/or HD functionality, except for UPC Romania which currently offers only DVR functionality. For those operations with HD available, the number of HD channels offered ranges from one in Slovenia to eight in Poland. The UPC Broadband Division also has DTH operations in certain of these countries, which it provides primarily through UPC Direct Programming II, BV (UPC Direct), a subsidiary of Liberty Global Europe.

•	Czech Republic. UPC Czech’s operations are located in more than 92 cities and towns in the Czech Republic, including Prague, Brno, Ostrava, Pilsen and Northern Bohemia. For its analog cable customers, UPC Czech offers two tiers of analog programming services (lifeline and basic) with up to 44 channels, depending on the package selected, and two premium channels. Of UPC Czech’s analog cable subscribers, 63% subscribe to the lower priced lifeline package of analog service. For its digital cable subscribers, UPC Czech offers two packages of digital programming services (lifeline and basic) with up to 64 channels (including the channels in its analog service), depending on the package selected. Two packages of premium services are also available. UPC Czech offers eight tiers of broadband internet service with download speeds ranging from two Mbps to 20 Mbps. UPC Czech also offers VoIP multi-featured telephony services. UPC Czech makes its digital video, broadband internet and fixed line telephony services available to 88%, 92% and 91%, respectively, of its homes passed. Of UPC Czech’s total customers, 26% are double-play customers and 8% are triple-play customers.

•	Poland. UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including Warsaw and Katowice. For its analog cable subscribers, UPC Poland offers three tiers of analog service. Its lowest tier, the lifeline package, includes six to 10 channels and the intermediate package includes 14 to 31 channels. Almost 35% of UPC Poland’s analog cable subscribers receive the lifeline and intermediate packages. For the highest tier (basic tier), the full package includes the channels in the lifeline package, plus up to 51 additional channels with such themes as sports, children, science/educational, news, film and music. For an additional monthly charge, UPC Poland offers two premium television services, the HBO Poland and Canal+ Multiplex packages of five movie, sport and general entertainment channels. In May 2008, UPC Poland introduced digital programming services, offering two packages of digital service (with each package including the channels in its analog service). Its lifeline package includes 14-30 channels and its basic package has over 100 channels. Four packages of digital premium services are also available. UPC Poland offers four tiers of broadband internet service in portions of its network with download speeds ranging from 512 Kbps to 20 Mbps. UPC Poland also offers VoIP multi-

feature telephony services. UPC Poland makes its digital video, broadband internet and fixed line telephony services available to 70%, 90% and 87%, respectively, of its homes passed. Of UPC Poland’s total customers, 21% are double-play customers and 11% are triple-play customers.

•	Romania. UPC Romania’s operations are located in nine of the 12 largest cities (with more than 200,000 inhabitants) in Romania, including Bucharest, Timisoara, Cluj and Constanta. For its analog cable customers, UPC Romania offers in all of its cities a lifeline package of 15 channels and a basic package of 30 to 56 channels (depending on location), which include Romanian terrestrial broadcast channels, European satellite programming and other programming. In the main cities, it also offers four extra basic packages of five to 12 channels each and premium pay television (HBO Romania and Adult). UPC Romania also offers three packages of digital cable service to customers in 23 cities with up to 109 channels (including the channels in its analog service), depending on the package selected, and one package of digital premium services. UPC Romania offers three tiers of broadband internet service, with download speeds ranging from one Mbps to 20 Mbps, and VoIP multi-feature telephony services. UPC Romania makes its digital video, broadband internet and fixed line telephony services available to 48%, 76% and 73%, respectively, of its homes passed. Of UPC Romania’s total customers in Romania, 9% are double-play customers and 10% are triple-play customers. In addition, UPC Romania offers a wide range of land line telephony, data transfer, internet access and hosting services to business customers, retail and wholesale, from SOHO customers to multinational companies.

•	Slovakia. UPC Slovakia offers analog cable service in 30 cities and towns in Slovakia, including the five largest cities of Bratislava, Kosice, Presov, Banska Bystrica and Zilina. UPC Slovakia offers its analog cable and MMDS subscribers two tiers of analog service. Its lower tier, the lifeline package, includes four to eight channels. Of UPC Slovakia’s analog cable subscribers, 26% subscribe to the lifeline analog service. UPC Slovakia’s most popular tier, the basic package, includes 12 to 51 channels that generally offer all Slovakian terrestrial, cable and local channels, selected European satellite programming and other programming. For an additional monthly charge, UPC Slovakia offers an HBO premium service. For its digital cable subscribers, UPC Slovakia offers two packages of digital programming service with up to 72 channels (including the channels in its analog service), depending on the package selected, and five packages of premium services. UPC Slovakia offers five tiers of broadband internet service with download speeds ranging from 512 Kbps to 20 Mbps. UPC Slovakia also offers VoIP multi-featured telephony services. UPC Slovakia makes its digital video, broadband internet and fixed line telephony services available to 49%, 74% and 74%, respectively, of its homes passed. Of UPC Slovakia’s total customers, 10% are double-play customers and 6% are triple-play customers.

•	Slovenia. UPC Slovenia’s operations are located in seven of the 10 largest cities in Slovenia, including Ljubljana and Maribor. UPC Slovenia’s most popular video tier, the analog basic package, includes on average 58 video and 30 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other programming. In September 2008, UPC Slovenia began offering its subscribers digital programming services. For its digital cable subscribers, UPC Slovenia offers two packages of digital programming services with up to 100 channels (including the channels in its analog service), depending on the package selected, and two packages of premium service. UPC Slovenia also offers certain of its subscribers digital programming services via MMDS with 60 video and 30 radio channels. Two premium MMDS services are also available. UPC Slovenia offers five tiers of broadband internet service with download speeds ranging from 512 Kbps to 25 Mbps. UPC Slovenia also offers VoIP multi-featured telephony services. UPC Slovenia makes its digital video, broadband internet and fixed line telephony services available to 94%, 75% and 75%, respectively, of its homes passed. Of UPC Slovenia’s total customers, 20% are double-play customers and 15% are triple-play customers.

•	UPC Direct. UPC Direct provides DTH services to customers in Czech Republic, Hungary and Slovakia. Depending on location, subscribers receive 64 to 71 channels for basic service. For an additional monthly charge, a subscriber may upgrade to an extended basic tier package, plus various premium package options for specialty channels. UPC Direct provides DTH services to 18% of our total video subscribers in Czech

Republic, 21% of our total video subscribers in Hungary and 11% of our total video subscribers in Slovakia. Through another subsidiary, the UPC Broadband Division also provides DTH services to 12% of our total video subscribers in Romania.

Telenet (Belgium)

Liberty Global Europe’s operations in Belgium are operated by Telenet. We indirectly own 50.6% of Telenet’s outstanding ordinary shares. Telenet offers video, broadband internet and fixed and mobile telephony services in Belgium, primarily to residential customers in the Flanders region and the city of Brussels. Its cable networks and the Telenet PICs Network are all upgraded to two-way capability and all of its cable homes passed are served by a network with a bandwidth of at least 450 MHz. As a result of the Interkabel Acquisition, Telenet makes its quadruple-play services, including digital video, broadband internet and fixed line and mobile telephony services, available to all of its homes passed.

For its analog cable customers, Telenet offers a basic package of at least 26 video channels and 25 radio channels, depending on the region. For its digital cable subscribers, Telenet offers two packages of digital programming service. Its digital basic package consists of at least 51 video channels, 24 radio channels and 10 music channels (including channels from the basic analog package), interactive services and the functionality for VoD service. For an additional monthly charge, the digital subscriber may upgrade to a premium package, which includes all the channels and features of the digital basic package, plus 12 general entertainment, sports and movie channels. In addition, digital cable customers may also subscribe to premium channels, including documentary, foreign language, kids, music, sports, adult and movies, alone or in combination, for an additional monthly charge. Telenet’s digital customers who subscribe to interactive digital services can receive over 100 channels, depending on the package selected. A customer has the option to upgrade the digital box to one with DVR functionality for an incremental monthly charge. Telenet also offers HD and HD DVR boxes and at least eight HD channels, depending on the region.

Telenet offers four tiers of broadband internet service with download speeds ranging from one Mbps to 25 Mbps. In addition, Telenet continues to offer dial-up internet services on a limited basis.

Telenet offers digital telephony services through VoIP and circuit-switched telephony services, as well as value-added services. In addition, Telenet offers, individually and as a bundle, fixed line telephony services over its network and mobile telephony services as a mobile virtual network operator, reselling leased network capacity. Of Telenet’s total customers (excluding mobile customers), 22% are double-play customers and 22% are triple-play customers.

Telenet also offers a range of voice, data and broadband internet services to business customers throughout Belgium under the brand “Telenet Solutions”.

Pursuant to the 2008 PICs Agreement, Telenet completed the Interkabel Acquisition on October 1, 2008. Prior to the completion of the Interkabel Acquisition, Telenet offered premium video, internet and telephony services over the Telenet PICs Network pursuant to certain pre-existing agreements. Upon completion of the Interkabel Acquisition, Telenet assumed the direct customer relationship with the analog and digital video subscribers on the Telenet PICs Network and thereafter launched interactive digital video services on the network. Pursuant to the 2008 PICs Agreement, Telenet has full rights to use substantially all of the Telenet PICs Network under a long-term lease for a period of 38 years, for which it is required to pay recurring fees in addition to the fees paid under certain of the pre-existing agreements. The PICs remain the legal owners of the Telenet PICs Network. All capital expenditures associated with the Telenet PICs Network will be initiated by Telenet but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule. The 2008 PICs Agreement has the form of an emphyotic lease agreement, which under Belgian law is the legal form that is closest to ownership of a real estate asset without actually having the full legal ownership. Unless extended, the 2008 PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of the lessee). For additional information on the provisions of the 2008 PICs Agreement, see note 4 to our consolidated financial statements included in Part II of this report.

Liberty Global Europe’s interest in Telenet is held by certain indirect subsidiaries of Chellomedia. Pursuant to an agreement for a syndicate that controls Telenet through its collective ownership of outstanding Telenet shares and of which the Chellomedia subsidiaries own a majority of the syndicate shares, these subsidiaries have rights of first offer in respect of market sales and offerings of Telenet shares by the other Telenet syndicate shareholder to certain persons. These subsidiaries and the other syndicate shareholder are subject to mutual rights of first offer in respect of transfers to third parties of Telenet shares that are not effected through market sales. Also, certain Telenet Board decisions must receive the affirmative vote of specified directors in order to be effective while this syndicate agreement is in effect. These decisions include the sale of certain cable assets or termination of cable services.

Chellomedia

Liberty Global Europe’s Chellomedia Division provides interactive digital products and services, produces and markets 28 thematic channels, operates a digital media center and manages our investments in various businesses in Europe. Below is a description of the business unit operations of our Chellomedia Division:

•	Chello Programming.

Chello Zone. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels in over 100 countries in 22 languages. These channels target the following genres: extreme sports and lifestyles (the Extreme Sports Channel), horror films (Zone Horror), real life stories (Zone Reality), women’s information and entertainment (Zone Club and Zone Romantica), art house basic movies (Zone Europa), science fiction and fantasy (Zone Fantasy), prime time movies (Zone Thriller) and children’s pre-school (Jim Jam). Chellomedia also provides international drama series to China Central Television for transmission in China. In addition, Chellomedia has a channel representation business, which represents both wholly-owned and third-party channels across Europe.

Chello Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in the Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football oriented. These exclusive pay television rights expire at various dates through 2009. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014. It also distributes Weer & Verkeer (Weather & Traffic Channel) to cable networks and satellite operators.

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

Chello Central & Eastern Europe. Chellomedia has a controlling 80% interest in a joint venture with an unrelated third party that owns the children’s channel Minimax and manages the sports channels Sport1 and Sport2. The programming on the sport channels varies by country, but is predominately football oriented. Chellomedia also owns the thematic channels Filmmuzeum (a Hungarian library film channel), TV Paprika (a cooking channel), Deko (a home and lifestyle channel) and Spektrum (a documentary channel). Sport1 and Minimax are distributed to the UPC Broadband Division and other broadband operators in Hungary, Czech Republic, Slovakia, Romania and Serbia. Filmmuzeum is distributed to the UPC Broadband Division and other broadband operators in Hungary. TV Paprika, Sport2, Deko and Spektrum are distributed to the UPC Broadband Division and other broadband operators in Hungary, Czech Republic and Slovakia. TV Paprika is also distributed in Romania. Chellomedia also operates At Media, an advertising sales representation business in Poland and the Czech Republic.

Chello Multicanal. Through its subsidiaries IPS C.V. and Multicanal S.L. (collectively, IPS), Chellomedia owns and manages a suite of eight thematic channels carried on a number of major pay television platforms in Spain and Portugal. IPS has six wholly-owned thematic channels (Canal Hollywood, Odisea, Sol Musica, Canal Panda, Canal Cocina and Decasa) and two joint venture channels with A&E Television Networks (Canal de Historia and The Biography Channel).

•	Chello On Demand (Transactional Television). Chello On Demand aggregates and delivers entertainment content into VoD offers (transactional and subscription based) primarily for the UPC Broadband Division. During 2008, Chello On Demand enhanced its VoD services launched in 2007 through the UPC Broadband Division in the Netherlands. This service offers movies, international comedy and drama, documentaries, music, children’s entertainment and local content on the subscriber’s request. Chello On Demand continues to offer NVoD services for feature movies in Austria and Switzerland, and anticipates offering VoD services in these countries as well as in Central and Eastern Europe in 2009.

•	Investments. Chellomedia is an investor in equity ventures, among others, for the development of country-specific Pan European programming, including The MGM Channel Central Europe, Jetix Poland, Weer & Verkeer (Weather & Traffic Channel), City Channel and Shorts International. Chellomedia also owns a 25% interest in Canal+ Cyfrowy Sp zoo, a DTH platform in Poland, a 15% interest in O3B Networks Limited, a startup company that plans to operate a satellite-based data backhaul business across the developing world (predominately Africa), and it is the subsidiary through which Liberty Global Europe owns its interest in Telenet.

Asia/Pacific

We have operations in Japan and Australia. Our Japanese operations are conducted primarily through Super Media and its subsidiary J:COM. We have an indirect controlling ownership interest in J:COM of 37.8%. Our Australian operations are conducted primarily through Austar in which we own a 54.0% indirect majority ownership interest.

Jupiter Telecommunications Co., Ltd.

J:COM is a leading broadband provider of video, broadband internet and fixed telephony services in Japan. As of December 31, 2008, J:COM is the largest multiple-system operator (MSO) in Japan, as measured by the total number of homes passed and customers. J:COM’s operations are primarily clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka, Kobe and Kyoto) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J:COM owns cable operations in the Sendai and Sapporo areas of Japan that are not part of a cluster.

All of J:COM’s cable networks are upgraded to two-way capability, with all of its cable homes passed served by a system with a bandwidth of at least 750 MHz. J:COM makes its digital video and broadband internet services available to all of its homes passed and its fixed line telephony services available to 93% of its homes passed. Of its total customers (excluding mobile customers), approximately 28% are double-play customers and approximately 25% are triple-play customers.

For its analog cable customers, J:COM offers an analog programming service of approximately 45 channels of cable programming and analog terrestrial broadcasting and broadcast satellite channels, not including premium services. A typical channel line-up includes popular channels in the Japanese market such as Movie Plus, a top foreign movie channel, LaLa TV, a women’s entertainment channel, J sports 1, J sports 2 and J sports ESPN, three popular sports channels, the Discovery Channel, the Golf Network, the Disney Channel and Animal Planet, in addition to retransmission of analog terrestrial and satellite television broadcasts. For its digital cable subscribers, J:COM offers a digital programming service of approximately 66 channels (including channels from its analog service) of cable programming, digital terrestrial broadcasting, and broadcast satellite channels, not including radio and data (news and weather forecasts) channels and premium services. The channel line-up for the digital service includes 21 HD channels. J:COM provides its digital cable subscribers VoD and pay-per-view functionality, allowing those subscribers, generally for an additional fee, to receive programming that is not available to J:COM’s analog cable subscribers. For an incremental monthly fee, digital cable subscribers may also receive a digital set-top box with HD DVR functionality.

For an additional fee, J:COM offers both its analog and digital subscribers optional subscriptions to premium channels, including movies, sports, horseracing and other special entertainment programming, either individually or in packages. In addition to the services offered to its cable television subscribers, J:COM also provides terrestrial broadcast retransmission services to more than 5 million (excluding December 2008 acquisitions) additional households as of December 31, 2008, including “compensation” households for which J:COM receives up-front fees pursuant to long-term contracts to provide such retransmission services. J:COM does not count such additional households as customers or RGUs.

J:COM offers five tiers of broadband internet services. These broadband internet services offer download speeds ranging from 256 Kbps to an ultra high-speed of up to 160 Mbps. The ultra high-speed internet, branded J:COM Net Ultra 160M Course, is based on DOCSIS 3.0 technology and has upload speeds of up to 10 Mbps. The J:COM NET Ultra 160M Course is available to 87% of J:COM’s homes passed.

Multi-feature telephony services are also available from J:COM through circuit-switched telephony and, in certain areas, VoIP. In partnership with WILLCOM, Inc, a personal handphone system service provider in Japan, J:COM also offers a mobile phone service called J:COM MOBILE. J:COM MOBILE customers receive discounted phone service when bundled with J:COM’s other telephony service, including free and discounted calling plans.

J:COM sources its programming through multiple suppliers, including its programming division Jupiter TV. Through Jupiter TV, J:COM develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home (FTTH) and ADSL platforms. As of December 31, 2008, J:COM owned four channels through wholly- or majority-owned subsidiaries and had investments ranging from 10% to 50% in nine additional channels. J:COM’s majority owned channels are a movie channel (Movie Plus), a golf channel (Golf Network), a women’s entertainment channel (LaLa TV) and an all-around entertainment channel targeting seniors launched in April 2008 (Channel Ginga). Channels in which J:COM holds investments include four sports channels owned by J SPORTS Broadcasting Corporation, a one-third owned joint venture; Animal Planet Japan, a one-third owned joint venture; Discovery Channel Japan and Discovery Hi-Vision through a 50% owned joint venture; and AXN Japan, a 35% owned joint venture. J:COM provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

Our interest in J:COM is held primarily through Super Media, an entity that is owned 58.7% by us and 41.3% by Sumitomo. We also own, through a wholly-owned subsidiary, an additional 3.7% of J:COM’s shares. Pursuant to the operating agreement of Super Media, most of our interest and most of Sumitomo’s interest in J:COM is held through Super Media. Sumitomo and our subsidiary are generally required to contribute to Super Media any additional shares of J:COM that either of us acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. Pursuant to an amendment to such operating agreement, the J:COM shares we currently hold through another subsidiary and an equivalent number of J:COM shares held by Sumitomo will not be contributed to Super Media but we each agreed to vote such shares in the same manner that Super Media votes its shares of J:COM and to restrictions on transfer.

Our interest in Super Media is held through two separate corporations, one of which is wholly owned. Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own common stock representing an aggregate of 14.3% of the common equity in the second corporation, which owns a 4.0% indirect interest in J:COM. We also own preferred stock of such corporation with an aggregate liquidation preference at December 31, 2008, of $161.9 million. Pursuant to an amended and restated shareholders agreement, such individuals can require us to purchase all of their common stock in such corporation, and we can require them to sell us all or part of their common stock, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the common stock so exchanged. Information about our rights to acquire the common stock of such corporation appears in note 20 to our consolidated financial statements included in Part II of this report.

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

Australia

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

Austar’s DTH service is available to 2.5 million households, which is approximately one-third of Australian homes. Austar’s territory covers all of Tasmania and the Northern Territory and the regional areas outside of the capital cities in South Australia, Victoria, New South Wales and Queensland. Austar does not provide DTH service to Western Australia. FOXTEL’s service area is concentrated in metropolitan areas and covers the balance of the other two thirds of Australian homes. FOXTEL and Austar do not compete with each other with the exception of the Gold Coast area in Queensland. Austar also operates a small digital cable network in Darwin.

For the base level service, a DTH subscriber receives 44 channels, including six time shifted channels. Austar’s DTH service also offers over 80 premium channels, as well as NVoD, interactive services and DVR functionality. Austar’s channel offerings include movies, sport, lifestyle programs, children’s programs, documentaries, drama and news. The NVoD service is comprised of 30 channels, dedicated to recently released movies. The interactive services include Sports Active, Weather Active and SKY News Active, three game services and more than 30 digital radio channels. In addition to residential subscribers, Austar also provides its television services to commercial premises, including hotels, retailers and licensed venues.

Austar owns a 50% interest in XYZ Networks. XYZ Networks has an ownership interest in or distributes the following channels: Discovery Channel, Nickelodeon, Nick Jr., arena, The LifeStyle Channel, LifeStyle Food, Channel [v], [v]2, MAX, Country Music Channel and The Weather Channel. These channels are distributed throughout Australia. Austar’s partner in XYZ Networks is FOXTEL. Through agreements with XYZ Networks and other programmers, Austar has a number of long-term key exclusive programming agreements for its regional territory.

In addition, Austar offers mobile telephony services through a reseller agreement. Since 2000, Austar has owned significant holdings of the 2.3 GHz and 3.5 GHz spectrum bands throughout its regional territory. These bands are ideally suited for new Worldwide Interoperability for Microwave Access (WiMax) based telecommunications services. Austar operates two trial markets for broadband internet services over a WiMax network using Austar’s spectrum. Although it has no current plans to expand the WiMax network further, Austar continues to explore spectrum opportunities.

The Americas

Our operations in the Americas are conducted primarily through our 80% owned subsidiary VTR in Chile and our wholly-owned subsidiary Liberty Puerto Rico. We also have a joint venture interest in MGM Networks Latin America and a subsidiary in Argentina, both of which offer programming content to the Latin America market. Our partner in VTR, Cristalerías de Chile S.A. (Cristalerías), has a put right which allows Cristalerías to require us to purchase all, but not less than all, of its 20% interest in VTR at fair value, subject to a minimum price. This put right is exercisable until April 13, 2015.

VTR

VTR provides video, broadband internet and fixed telephony services in Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR is Chile’s largest multi-channel television provider in terms of homes passed and number of subscribers, and a leading provider of broadband internet and residential telephony services. VTR’s cable network is 71% upgraded to two-way capability and 78% of cable homes passed are served by a network with a bandwidth of at least 750 MHz. The vast majority of VTR’s network is aerial plant. VTR makes its digital video, broadband internet and fixed line telephony services available to 80%, 71% and 70%, respectively, of its homes passed.

For its analog cable customers, VTR offers two tiers of analog programming service: a low tier analog service with 19 to 62 channels and a basic tier analog service with 40 to 70 channels. The basic tier programming for analog cable customers is similar to the basic tier program lineup in the United States, but includes more premium channels such as HBO, Cinemax and Cinecanal on the basic tier. VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as soccer matches and regional content. For its digital cable customers, VTR offers a digital programming service with 87 video channels and 40 radio channels (including the channels in its analog service), four pay-per-view channels and more than 1,400 titles in VoD. It also has a digital premium service with additional programming options of 41 premium channels and two HD channels. DVR functionality is also available. Commencing in February 2009, for new cable subscribers in the areas where VTR’s digital platform is available, VTR offers only the digital programming service. As a result of a joint venture with Turner Broadcasting System Latin America, Inc., in December 2008, VTR launched CNN Chile, the first 24-hour Chilean news channel, which is available through VTR’s basic analog and digital programming services.

VTR offers five tiers of broadband internet services with download speeds ranging from 300 Kbps to 15 Mbps (as of January 2009) in 28 communities within Santiago and 21 cities outside Santiago. VTR also offers multi-feature telephony service over its cable network to customers in 28 communities within Santiago and 21 cities outside Santiago via either circuit-switched telephony or VoIP, depending on location. In the fourth quarter of 2008, VTR launched a new telephony service that allows customers to see the caller ID on their television. Of VTR’s total customers, 20% are double-play customers and 40% are triple-play customers.

VTR offers a range of voice and broadband internet services to SOHO customers in its core communities within Santiago and its core metropolitan networks outside of Santiago.

In December 2005, the Subsecretaria de Telecomunicaciones de Chile awarded VTR regional concessions for wireless fixed telephony service in the frequency band of 3400-3600 MHz. Using this spectrum, VTR deployed broadband telephony and internet services through WiMax technology on a trial basis in parts of Santiago and plans a soft launch in Santiago during the first quarter of 2009. WiMax is a wireless alternative to cable and DSL for the last mile of broadband access. VTR anticipates WiMax will allow it to expand its service area by an estimated 1.3 million homes and increase the number of two-way homes passed by an estimated 540,000 on a more cost-effective basis than if it had to install cable.

VTR is subject to certain regulatory conditions as a result of the combination with Metrópolis Intercom S.A. in April 2005. The most significant conditions require that the combined entity (1) re-sell broadband capacity to third-party internet service providers on a wholesale basis; and (2) activate two-way service to two million homes passed within five years from the consummation date of the combination. For three years after the consummation date of the combination, the combined entity was also required to limit basic tier price increases to the rate of inflation, plus a programming cost escalator. This condition expired in May 2008. Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any company that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media Corporation (Liberty Media) announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) stating that Liberty Media’s acquisition of the DirecTV interest would violate the regulatory condition prohibiting us from owning an interest in Chilean satellite or microwave television businesses. On March 19, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, the chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requested the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

Regulatory Matters

Overview

Video distribution, internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets, with the exception of Switzerland, is harmonized under the regulatory structure of the European Union (EU).

Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content. Failure to comply with current or future regulation could expose our businesses to penalties.

Europe

Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom are the Member States of the EU. As such, these countries are required to harmonize certain of their laws with certain EU rules. In addition, other EU rules are directly enforceable in those countries. Certain EU rules are also applicable across the European Economic Area, whose Member States are the EU Member States as well as Iceland, Liechtenstein and Norway.

In the broadcasting and communications sectors there has been extensive EU-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not a Member State of the EU or the European Economic Area and is currently not seeking any such membership. We discuss separately below regulation in Switzerland, as well as regulation in certain Member States, in which we face regulatory issues that may have a material impact on our business in that country.

EU Communications Regulation

The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the EU Communications Regulatory Framework or Regulatory Framework). The key elements of the Regulatory Framework are six Directives that require Member States to harmonize their laws.

These are:

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

The Regulatory Framework primarily seeks to open European markets for communications services. It harmonizes the rules for the establishment and operation of electronic communications networks, including cable television and traditional telephony networks, and the offer of electronic communications services, such as telephony, internet and, to some degree, television services. The Regulatory Framework does not generally address issues of content.

Since 2005, the EU Commission has been engaged in a process of reviewing the Regulatory Framework. On November 13, 2007, the EU Commission published revised legislative proposals. Among other things, the proposals included (1) a suggestion for a European level communications regulator, (2) the possibility for national regulators to impose functional separation on operators (which would only apply to the incumbent telecommunications operators as a means to increase competition), and (3) changes to radio spectrum licensing.

The proposals have been extensively considered both by the European Parliament and the European Council and any revised Directive can only be adopted by them, although the EU Commission will continue to make suggestions and continues to have influence over the legislative process.

By November 27, 2008, there existed three separate versions of draft Directives: one each from the EU Commission, the European Parliament and the European Council. On December 16, 2008, the EU Commission, the European Parliament and the European Council met for their first trilateral discussion on reaching a compromise. Five more meetings are scheduled for the first quarter of 2009. The most contentious issues remaining are the proposal for a European level communications regulator as well as additional powers for the EU Commission to overrule regulatory proposals from the Member States. The goal of the parties is to reach agreement before the election of a new European Parliament in June 2009.

There can, however, be no assurance when, if ever, any new Directives will be adopted, what the final form of such Directives will be nor how they will affect us. Pending the adoption and entry into force of any new Directives, and their transposition by the Member States, the existing legal situation is unchanged.

Certain key provisions included in the current Regulatory Framework are set forth below. This description is not intended to be a comprehensive description of all regulation in this area.

Licensing and Exclusivity.  The Regulatory Framework requires Member States to abolish exclusivities on communication networks and services in their territory and allow operators into their markets based on a simple registration. The Regulatory Framework sets forth an exhaustive list of conditions that may be imposed on communication networks and services. Possible obligations include, among other things, financial charges for universal service or for the costs of regulation, environmental requirements, data privacy and other consumer protection rules, “must carry” obligations, provision of customer information to law enforcement agencies and access obligations.

Significant Market Power.  Certain of the obligations allowed by the Regulatory Framework apply only to operators or service providers with “Significant Market Power” in a relevant market. For example, the provisions of the Access Directive allow EU Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Regulatory Framework , an operator or service provider will be deemed to have Significant Market Power where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.

As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA), is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but on November 13, 2007, the EU Commission adopted a new recommendation reducing the list of markets to seven. Such markets are referred to as the predefined markets. The effect of the new recommendation is that those Member States who had not analyzed one of the deleted markets, or who had analyzed such a market and found no Significant Market Power are no longer required to carry out any analysis in that market. Member States who have analyzed one of the deleted markets and found Significant Market Power will have to re-analyze that market and, if they still find Significant Market Power, notify the EU Commission of the finding of Significant Market Power outside the seven predefined markets. Pending such re-analysis, the prior finding of Significant Market Power will remain in effect until the end of its duration (typically for three years). There is no specific timetable for such re-analysis, although the EU Commission may pressure Member States if it sees them as being slow in performing market analyses.

We have been found to have Significant Market Power in some markets in some countries and further such findings are possible. In particular, in those markets where we offer telephony services, we have been found to have Significant Market Power in the termination of calls on our own network. In addition, we have been found to have Significant Market Power in the market for wholesale broadcasting transmission services (which is no longer a pre-defined market) in the Netherlands as described below.

NRAs might seek to define us as having Significant Market Power in any of the seven predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, a NRA could impose certain conditions on us. Under the Regulatory Framework, the EU Commission has the power to veto a finding by an NRA of Significant Market Power in any market whether or not it is included in the seven predefined markets.

Video Services.  The distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose reasonable “must carry” obligations for the transmission of specified radio and television broadcast channels and on certain operators under their jurisdiction. Such obligations should be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to some degree of “must carry” regulation in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact “must carry” obligations that are in excess of what we believe to be allowed. Moreover, on December 22, 2008, the European Court of Justice took a very narrow view of the restriction on must carry under the Regulatory Framework, treating it as a procedural formality. Therefore, it is unlikely that there will be any reduction in the must carry regulations in the foreseeable future.

EU Broadcasting Law

Although the distribution of video channels by a cable operator is within the scope of the Regulatory Framework, the activities of a broadcaster are harmonized by other elements of EU law, in particular the Audiovisual Media Services Directive (AVMS). AVMS, which was adopted on December 11, 2007, amended the EU’s existing Television Without Frontiers Directive (TVWF). Member States must transpose the requirements of AVMS into national law by December 19, 2009.

Generally, broadcasts originating in and intended for reception within an EU Member State must respect the laws of that Member State. Pursuant to both AVMS and TVWF, however, EU Member States are required to allow broadcast signals of broadcasters established in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of their home state. This is referred to as the country of origin principle.

In respect of channels originating in many European countries, The European Convention on Transfrontier Television extends the country of origin principle beyond the EU’s borders into certain other European territories into which we sell our channels, including Switzerland. The Convention is an instrument of the Council of Europe, with 47 member countries including the 27 EU Member States, and is similar to TVWF in its aims of free movement of channels, although it only achieves that with member countries that have ratified its text and not all have so ratified. The Council of Europe is currently considering modifying the Convention along the lines of AVMS but there can be no assurance as to what the outcome of this will be.

Both TVWF and AVMS establish quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. From our perspective, the key difference between AVMS and TVWF is that the former extends the scope of EU broadcasting regulation and its country of origin principle to certain on-demand television-like services such as VoD. Accordingly, we should be able, if we choose to do so, offer our own VoD services across the European Economic Area based on the regulation of the country of origin. Thus, it is possible for us to structure our business to have a single regulatory regime for all of our VoD services offered in Europe. In addition, when we offer third party VoD services on our network, it should be the business of the third party, in its capacity as provider of the services, and not ours as the local distributor, that is regulated in respect of these services.

The process of AVMS transposition is now ongoing in most Member States and there can be no assurance that the requirements on VoD will, in fact, operate in the manner described above in any individual Member State. Thus we may face inconsistent and uncertain regulation when we offer VoD services in Europe.

Other European Level Regulation

In addition to the industry-specific regimes discussed above, our European operating companies must comply with both specific and general legislation concerning, among other matters, data protection, data retention, content provider liability and electronic commerce.

They are also subject to both national and European level regulations on competition and on consumer protection, which are broadly harmonized at the EU level. For example, while our operating companies may offer their services in bundled packages in European markets, they are sometimes not permitted to make a subscription to one service, such as cable television, conditional upon a subscription to another service, such as telephony. They may also face restrictions on the degree to which they may discount certain products included in the bundled packages.

Currently the telecommunications equipment we provide our customers, such as digital set-top boxes, is not subject to regulation regarding energy consumption. The EU Commission is, however, considering the need for mandatory requirements regarding energy consumption of such equipment. Similar discussions are already underway in Switzerland. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission, with experts working on their behalf, and with the Swiss authorities. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. Legislation in this area may be adopted in 2009 and could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework . According to this electronic communications law, Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. OPTA has completed its first round of market analysis and, for the majority of predefined markets, a second round of analysis as well.

All providers of call termination on fixed networks in the Netherlands have been found to have Significant Market Power, including our subsidiary UPC Nederland BV (UPC NL). College van Beroep voor het bedrijfsleven (CBb), the administrative supreme court, annulled on May 11, 2007, the Significant Market Power designation of UPC NL in this market with the consequence that there were no legal grounds for imposing obligations. OPTA published an amended decision effective May 6, 2008, which imposed all previous obligations regarding access, transparency and tariff regulation and included a non-discrimination obligation. UPC NL has challenged this decision at CBb, which appeal is still pending. In December 2008, OPTA completed further market analyses, including a new decision on call termination for UPC NL. This decision became effective January 1, 2009, requiring UPC NL to reduce its call termination rates.

In relation to television services, in its first round analysis, OPTA found UPC NL to have Significant Market Power in the market for wholesale broadcasting transmission services, which was on the original but not the current list of predefined markets, and in an additional market not on either list relating to the retail transmission of radio and television signals. The OPTA decision with respect to the wholesale market imposed various obligations on UPC NL, including the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. OPTA’s revised decision in relation to the wholesale market, which was issued after an initial successful appeal by UPC NL but imposed substantially the same obligations as the initial decision, will expire on March 17, 2009. The OPTA decision with respect to the retail market expired on March 17, 2007.

On August 5, 2008, OPTA issued a draft decision on its second round market analysis with respect to television services, again finding UPC NL, as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision is expected to become effective on March 17, 2009. The new market analysis decision, once effective, will impose on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC NL, will have a number of additional access obligations.

The access obligations consist of (1) access to capacity for the transmission of the television signal (both analog and digital); (2) resale of the analog television signal and, in conjunction with any such resale, the provision of customer connection; and (3) access to UPC NL’s digital conditional access system, including access to its operational supporting systems and co-location. OPTA has stated that any operator with its own infrastructure, such as Royal KPN NV, the incumbent telecommunications operator in the Netherlands (KPN), will not be allowed to resell the analog television signal or avail itself of access to UPC NL’s digital platform.

The resale obligation will enable third parties to take over the customer relationship as far as the analog television signal is concerned. The decision includes the possibility for resale of an analog package that is not identical to the analog packages offered by UPC NL. Potential resellers will need to negotiate the relevant copyrights directly with program providers in order to resell the identical or almost identical analog television signals. In case of non-identical resale, the decision imposes a number of preconditions, including that the reseller must bear the costs of filtering and that OPTA will determine the reasonableness of such request on a case by case basis.

In respect of transmission of the analog television signal, a number of preconditions were established to ensure that such transmission will not cause unreasonable use of scarce capacity. A request for transmission of analog signals that are not included in UPC NL’s analog television package, as well as parallel transmission of analog signals that are already part of the analog package, will in principle be deemed unreasonable.

Regarding digital, the new market analysis decision requires UPC NL to enable providers of digital television signals to supply their digital signals using their own or UPC NL’s digital conditional access system. This allows the third parties to have their own customer relationship for those digital television signals and to bundle their offer with the resale of the analog television signal.

Pricing of the wholesale offer for analog and digital transmission capacity will be at cost-oriented prices. Pricing of the wholesale offer for resale of the analog package, including access to UPC NL’s transmission platform for purposes of resale, will be based on a discount to UPC NL’s retail rates, at a level to be determined by OPTA and, if no retail offer of UPC NL is available, on cost-oriented basis. Both access obligations come with the obligation to provide access to the relevant network elements and facilities, including set-top boxes, co-location, software systems and operational supporting systems, at cost-oriented prices if no relevant retail tariff is available to define the retail minus tariff.

UPC NL will also be required to make its tariffs publicly available on a rate card. Furthermore, UPC NL will not be allowed to discriminate between third parties and its own retail business in making these services available. This includes for example a prohibition on offering loyalty discounts to its own customers.

We believe that the proposed measures are unnecessary and disproportionate and are evaluating our legal options. Pending the outcome of any legal action UPC NL may determine to take, it will be required to comply with the decision.

The Netherlands has yet to commence formal transposition of AVMS, although we expect draft legislation to be published in the coming months.

Switzerland

Switzerland has a regulatory system which partially reflects the principles of the EU, but otherwise is distinct from the European regulatory system of telecommunications. The Telecommunications Act (Fernmeldegesetz) regulates, in general, the transmission of information, including the transmission of radio and television signals. Most aspects of the distribution of radio and television, however, are regulated under the Radio and Television Act (Radio und Fernsehgesetz). In addition, the Competition Act and the Act on Price Surveillance are potentially relevant to our business. With respect to energy consumption of electronic home devices, the Energy Act and the Energy Ordinance are expected to be applicable to television set-top boxes as described below.

Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications (OfCom). Dominant providers have to grant access to third parties, including unbundled access to the local loop and, until 2011, bitstream access. Access regulation is restricted to the copper wire network of the incumbent, Swisscom AG (Swisscom), and therefore, such unbundling obligations do not apply to Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, Cablecom has not been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.

In 2008, Swisscom announced its intention to roll out a national FTTH network in Switzerland. Whether this will require legislative action on regulating access to such new network by third parties is under discussion. In addition, several municipality-owned utility companies have announced or started to roll out local fiber networks. As no general state aid regulation exists in Switzerland, such initiatives could only be deemed illegal if a clear case of cross subsidization could be made. Any such fiber roll out could lead to increased competition for Cablecom.

Under the Radio and Television Act and the corresponding ordinance, cable network operators are obliged to distribute certain programs that contribute in a particular manner to media diversity (must carry programs). The Federal government and OfCom can select up to 25 programs that have to be distributed in analog without the cable operator being entitled to compensation. Currently 17 programs have must carry status.

Encryption of Cablecom’s digital offering and its exclusive offering of proprietary set-top boxes are permissible under the Radio and Television Act. There is, however, an initiative pending in parliament, which would prohibit the encryption of the digital basic offering. In addition, in November 2007, the competent commission of the Swiss parliament requested the Federal government to propose a change of the Radio and Television Act with the aim to grant consumers freedom of choice regarding their set-top boxes. The initiative is subject to further discussion in parliament in 2009. We do not yet know what, if any, proposal will be accepted and implemented by the legislators or what affect it will have on our business. Such changes in the Radio and Television Act are not, however, expected to become effective before 2011.

Regarding the energy consumption of set-top boxes, the Federal government has launched a consultation process regarding a revision of the Energy Ordinance. According to the proposed legislation, as of January 1, 2010, set-top boxes would need to comply with the European Code of Conduct (Version 4) and non-compliant boxes could no longer be used in Switzerland. Although non-compliant boxes already in use by end customers would most likely not have to be exchanged, Cablecom will not be allowed to import or sell any non-compliant boxes after January 1,

2010. The enactment of this revision of the Energy Ordinance is still subject to the consultation process and we are unable to predict the final outcome on this revision. Any changes to the Energy Ordinance will not, however, become effective before January 1, 2010.

In the past, Cablecom’s retail customer prices have been subject to review by the Swiss Price Regulator. As of 2007, we are no longer subject to an agreement with the Swiss Price Regulator. The Swiss Price Regulator has, however, defined certain criteria regarding Cablecom’s products and prices. As long as Cablecom respects those criteria, no further regulatory action will be taken by the Swiss Price Regulator. Whether Cablecom will continue to be subject to price regulation going forward will depend on the assessment of its market position going forward.

Hungary

Hungary has broadly transposed the Regulatory Framework into law. According to this electronic communication law, Nemzeti Hírközlési Hatóság (NHH), the Hungarian NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power.

UPC Hungary offers telephony services through either its cable network or its copper wire network. Although these networks are regulated differently, UPC Hungary’s telephony operations have been found to have Significant Market Power in the call termination market by NHH.

With respect to the cable telephony services over the cable network, UPC Hungary is required to publish its general contractual terms and call termination prices. UPC Hungary’s telephony services over the copper wire network has also been found to have Significant Market Power in the origination market in its own telecommunications network, as well as in the markets for wholesale unbundled access, together with all other similar network operators. This has led to a variety of requirements, including the need to provide interconnection and access to, and use of, specific network facilities, non-discrimination, transparency, accounting separation and building of cost models for the wholesale services. Such network has further been found to have Significant Market Power in a variety of retail markets relating to the provision of network access to business and to residential customers where UPC Hungary’s price increases have been limited to the rise in the consumer price index minus an implied productivity ratio (3%) and in the markets for long distance and international calls for residential and business customers where UPC Hungary has been required to offer carrier pre-selection services.

Together with all other similar network operators, UPC Hungary has also been found to have Significant Market Power in the wholesale broadband access market with respect to broadband services over the copper wire network, but not the cable network. As a result, UPC Hungary is required to produce a wholesale ADSL offer on the copper wire telephony network based on a discount from its retail prices (retail minus price regulation).

With respect to broadcasting regulation, the Hungarian Parliament adopted the Act on Programme Distribution and Digital Switchover (the Act) in July 2007. The Act defines certain distributors, including UPC Hungary, as having significant influence from a media policy point of view, thereby creating a quasi-Significant Market Power status, which should, under EU rules, be subject to specific procedural rules, including the notification of the relevant market to the EU Commission. Also, the new Act imposed certain obligations on the quasi-Significant Market Power distributors, the most significant being an obligation, in addition to existing must-carry rules, to contract with at least 40 channels, guided by media policy criteria as set forth in the Act. The distributor may not differentiate between these channels based on content. In addition, the general terms and conditions of the distribution agreements for such 40 channels shall be made public.

The Act also places limits on the amount of programs from a single group of companies that any one distributor may carry. Hungarian legislation thus has the potential to limit the flexibility or future growth of both our distribution and content businesses in Hungary. Currently, the future direction of relevant Hungarian legislation is uncertain and it may develop in directions that adversely affect our businesses. In that regard, UPC Hungary faces both political and regulatory challenges.

Other Central and Eastern Europe

In contrast to the majority of our European operations, a large part of our cable network in Romania is above ground, as are the networks of most other utility providers, including other cable operators. For aesthetic and environmental reasons, cities in Romania want these companies, including UPC Romania, to move their networks underground. The issue has become most pressing in Bucharest, where the city council issued a decision requiring all existing networks to be placed underground within a period of years and engaged a single privately-owned company to build an underground duct and optical fiber network in that city (the NetCity Project). Legal challenges in Romania to the NetCity Project have thus far been unsuccessful and the network has recently been completed under five streets. As a result, the city is pressuring UPC Romania to move its network in the completed area to the underground network. UPC Romania is seeking permission from the city to build its own underground ducts in Bucharest which would be operationally and technically more compatible with its hybrid fiber coaxial network than the all optical fiber network of the NetCity Project. No assurance can be given that UPC Romania’s efforts will be successful or that building its own duct network would be more cost effective in the long term than making use of the ducts and/or infrastructure of the NetCity Project. We anticipate the pressure to move aerial networks underground to continue to grow in both Bucharest and elsewhere in Romania. Ultimately we expect that this will lead to an increase in network costs for our Romanian operations and, possibly, a decrease in operational flexibility.

Belgium (Telenet)

Belgium has broadly transposed the Regulatory Framework into law. According to the electronic communications law of June 13, 2005, the Belgisch Instituut voor Post en Telecommunicatie (BIPT), the Belgian NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. BIPT has completed its first round of market analysis on most of the predefined markets and has initiated, for the majority of predefined markets, a second round of analysis. In its market analysis, BIPT did not address the wholesale broadcast market, which is no longer a predefined market.

Telenet has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. With respect to the market for call termination on individual fixed networks, an on-going three year reduction of termination rates was imposed on Telenet beginning January 1, 2007. After the rate reduction in January 2009, this reduction resulted in near reciprocal termination tariffs (Telenet will charge the interconnection rate of the incumbent telecommunications operator, Belgacom NV/SA (Belgacom), plus 15%).

In Belgium, both the BIPT and the regional media regulators (Vlaamse Media Regulator (Flanders), Conseil Supérieur de l’Audiovisuel (Wallonia), and Medienrat (in the German speaking community)) have to approve the wholesale broadband market analysis. The first round of decision regarding this market was issued on January 10, 2008. Belgacom was declared to have Significant Market Power on this market and cable networks were left out of the analysis. Due to market and technological developments, the second round of analysis for this market is expected to be launched by the BIPT during the first quarter of 2009.

With regard to the transposition of AVMS, we expect that a decree proposal will be introduced into the Flemish Parliament for debate in the coming months. Because VoD services were already regulated under media law by Belgium and, in particular, by Flanders prior to the AVMS, we do not expect a major shift in the current regulatory approach for VoD services. There can be no assurance, however, as to when AVMS will be transposed or if the transposition will be accurate.

Asia/Pacific

Japan

Overview.  In Japan, the Ministry of Internal Affairs and Communications, commonly referred to as the MIC, regulates the cable television industry and the telecommunication industry under different laws. With a view to convergence of broadcasting and telecommunication, the MIC has been discussing the enactment of a comprehensive law covering both the cable television industry and the telecommunications industry. MIC is targeting 2010 to present the bill to the Japanese national legislature. In MIC’s view, any new regulations should cover all distribution platforms in a consistent manner.

In the terrestrial television industry, under the Japanese Radio Act, terrestrial analog broadcasting is scheduled to be terminated and switched to digital broadcasting on July 24, 2011. To make the terrestrial digital switch smoother, the Government has sought the assistance of cable television operators and alternative broadband television providers. This provides J:COM the opportunity to establish a customer relationship with terrestrial analog television viewers by offering them a package of terrestrial digital broadcast channels and, for those who do not have digital-ready televisions and are unwilling to purchase digital reception equipment, the rental of a digital box. With respect to cable television operators, the Government has targeted the switch from analog to digital programming services to be completed as soon as possible and not later than December 2010. J:COM is targeting mid-2010 for the completion of its transition to all digital programming. In January 2009, however, the Government announced a proposal for cable television operators to provide transition services for analog television users after the termination of terrestrial analog signals in July 2011. Under the proposal, cable television operators would convert terrestrial digital signals to analog signals and transmit the analog signals to analog television users for a few years after the termination of terrestrial analog broadcasting. The Government and representatives of cable television operators are discussing this proposal.

In January 2007, the amended Copyright Act was enacted to remove obstacles for simultaneous retransmission on alternative broadband television platforms of broadcasted television programs. Before the amendment, such simultaneous retransmission on these platforms required licenses from performers appearing in the programs and holders of rights to recordings used in the programs, not just from holders of copyrights to the programs and from the original broadcaster. Under the amended Copyright Act, broadcasted programs can be simultaneously retransmitted on alternative broadband television platforms to the service areas of the original broadcasting without obtaining licenses from, and instead only by paying a prescribed royalty to, such performers and recording right holders. Following this regulatory change, one alternative broadband operator started retransmission of broadcasted television programs in limited urban areas in the second quarter of 2008. Retransmission outside the original broadcast area is not permitted but may be permitted in the future. Competition from such alternative broadband operators providing retransmission service may increase if the geographic restriction in the amended Copyright Act on retransmission outside the original broadcast area is lifted in the future.

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

Under the Cable Television Broadcast Law, any business seeking to install cable television facilities with more than 500 drop terminals must obtain a license from the MIC. Under the Wire Telecommunications Law, if these facilities have less than 500 drop terminals, only prior notification to the MIC is required. If a license is required, the license application must provide an installation plan, including installation areas and locations of the major facilities to be installed, the frequencies to be used, financial estimates, and other relevant information. Generally, the license holder must obtain prior permission from the MIC in order to change certain items included in the original license application. The Cable Television Broadcast Law also provides that any business that wishes to furnish cable television broadcast services must file prior notification with the MIC before commencing service. This notification must identify the facilities and frequency to be used, include a service area map (unless the facilities are owned by the provider), and outline the proposed cable television broadcasting services and other relevant information, regardless of whether these facilities are leased or owned. Generally, the cable television provider must notify the MIC of any changes to these items.

Prior to the commencement of operations, a cable television provider must notify the MIC of all charges and tariffs for its cable television broadcast services. A cable television provider must also give prior notification to the MIC of all amendments to existing tariffs or charges. No approval from the MIC is required for the commencement of operations or amendments to existing tariffs or charges in general. However, all charges and tariffs for mandatory re-broadcasting of television content, including amendments thereto, require the approval of the MIC.

A cable television provider must comply with specific requirements, including: (1) conforming with technical standards stipulated by the MIC; (2) making its facilities available for third party use for cable television broadcasting services, subject to the availability of broadcast capacity; (3) providing service within its service area to those who request it absent reasonable grounds for refusal; and (4) retransmitting television broadcasts in areas having difficulties receiving television signals (no consent from television broadcasters is required for retransmission in such areas).

The MIC may revoke a facility license if the license holder breaches the terms of its license; fails to comply with the technical standards stipulated by the MIC; fails to meet the requirements set forth in the Cable Television Broadcast Law; or fails to implement a MIC improvement order relating to its inappropriate operation of cable television broadcast services.

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

Carriers who provide the Basic Telecommunications Services, defined as telecommunications that are indispensable to the lives of the citizenry as specified in MIC ordinances, are required to provide such services in an appropriate, fair and consistent manner. Carriers providing Basic Telecommunications Services must do so pursuant to terms and conditions and for rates that have been filed in advance with the MIC. The MIC may order modifications to contract terms and conditions it deems inappropriate for certain specified reasons. Currently Nippon Telephone & Telegraph East Corporation and Nippon Telephone & Telegraph West Corporation (collectively, NTT) are providing the Basic Telecommunications Services and the MIC requires other telecommunication service providers, including J:COM, to share the costs for NTT to provide the Basic Telecommunications Services. J:COM passes such costs to subscribers of its telecommunication service.

Carriers, other than those exceeding certain standards specified in the Telecommunications Business Law (such as NTT), may set interconnection tariffs and terms and conditions through independent negotiations without MIC approval.

Telecommunication carriers that own their telecommunication circuit facilities are required to maintain such facilities in conformity with specified technical standards. The MIC may order a carrier that fails to meet such standards to improve or repair its telecommunication facilities.

Australia

Overview.  Subscription television, internet and broadband access and mobile telephony services are regulated in Australia by a number of Australian Commonwealth statutes. In addition, state and territory laws, including environmental and consumer protection legislation, influence aspects of Austar’s business.

Broadly speaking, the regulatory framework in Australia distinguishes between the regulation of content services and the regulation of facilities used to transmit those services. The Australian Broadcasting Services Act 1992 (C’th) (BSA) regulates the ownership and operation of all categories of television and radio services in Australia and also aspects of internet and mobile content. The technical delivery of Austar services are separately licensed under the Radiocommunications Act 1992 (C’th) (Radiocommunications Act) or the Telecommunications Act 1997 (C’th) (Telecommunications Act), depending on the delivery technology utilized. Other legislation of key relevance to Austar is the Trade Practices Act 1974 (C’th), and state fair trading laws, which include competition and consumer protection regulation, and the Privacy Act 1988 (C’th).

Licensing of Television Broadcasting.  The BSA regulates subscription television broadcasting services through a licensing regime managed by the Australian Communications and Media Authority (Media Authority). Austar and its related companies hold subscription television broadcasting licenses under the BSA. These licenses are for an indefinite period and are issued subject to general license conditions, which may be revoked or varied by the Australian Government and which may include specific additional conditions. License conditions include a prohibition on cigarette or other tobacco advertising; a requirement that subscription fees must be the predominant source of revenue for the service (over, for example, advertising); a requirement that the licensee must remain a “suitable” licensee under the BSA; a requirement that customers must have the option to rent domestic reception equipment; and a requirement to comply with provisions relating to anti-siphoning (as described below) and the broadcast of R-rated material. Subscription television broadcasting licensees are not permitted to broadcast R-rated material until the Australian Parliament gives its approval following a recommendation from the Media Authority. Once approved, licensees must ensure that access is restricted by disabling devices. The Australian Parliament has not yet given approval for R-rated material on subscription television broadcasting. Certain of Austar’s services are licensed under subscription television narrowcasting class licenses, which do not restrict the broadcast of R-rated material. An additional obligation on subscription television licensees, who provide a service predominantly devoted to drama programs, is to spend at least 10% of its annual program expenditure on new Australian drama programs. Austar has made and continues to make the required investments in such programming. Subscription television narrowcasting licenses include similar conditions to those of subscription television broadcasting licenses; however, they do not have an Australian content drama expenditure obligation.

Sports Rights Regulation — Anti-siphoning.  The BSA prohibits subscription television broadcasting licensees from obtaining exclusive rights to certain events that the Australian Government considers should be freely available to the public. These events, which are specified on an “anti-siphoning list”, include a number of highly popular sporting events in Australia and are currently protected until December 31, 2010. Since January 1, 2007, a “use it or lose it” scheme has applied to the anti-siphoning regime. Under this scheme, free-to-air (FTA) television’s use of events will be monitored and listed events that do not receive adequate coverage, or which are not acquired by FTA broadcasters, may be considered for permanent (or partial) removal from the anti-siphoning list. To date, no events have been removed from the anti-siphoning list because the Australian Government has not actively enforced the “use it or lose it” scheme. Austar and other members of the subscription television industry continue to lobby the Australian Government to effectively enforce the scheme so as to remove events from the list.

In addition to the restriction on subscription television broadcasters, currently, no FTA channel can play events on the anti-siphoning list on their FTA multi-channels unless it has already been shown or is being simulcast on their SD primary channel.

The Australian Government will review the current list during 2009. This review will include an analysis of the operation of the anti-siphoning regime as a whole. As part of this review, the Australian Government may consider whether the FTA multi-channels will have restrictions lifted to allow them to show listed sporting events without simultaneously broadcasting on the SD primary channel. There can be no assurance, however, as to the final outcome of this review. If the review results in either an extension of the sporting events on the list or the lifting of such restrictions on the FTA multi-channels, each could have an adverse effect on Austar’s growth.

Digital Switchover.  Commercial FTA networks have been granted additional spectrum to assist in the transition to digital television. Such networks are required to simulcast their services in analog and digital television formats until the analog switch off. The Australian Government has confirmed that the switch off of analog broadcasting will be complete by the end of 2013 and has established a dedicated taskforce to ensure the switchover by such date. The Digital Television Switchover Bill 2008, passed in December 2008, allows the Australian Government to implement a staggered region by region approach to the analog switch off. As currently proposed, Austar’s regional markets will be switched earlier than the metropolitan markets, starting in 2010 and finishing by the end of 2013. Currently, the Australian Government has not clarified whether subscription television subscribers with access to digital FTA channels will be counted in the penetration of digital ready households and communicated by the Australian Government as an option for consumers to convert to digital television. Austar currently provides an option to its subscribers for accessing digital FTA channels. The legislation also revises the dates for two statutory reviews (previously triggered by the end of analog switch off): (1) January 1, 2010: a review of the content and captioning rules applicable to FTA multi-channels; and (2) January 1, 2012: a review of the decision to implement a new commercial television network. Currently FTA multi-channels are not required to provide minimum levels of Australian content or caption a minimum number of hours. This is in contrast to the regulatory obligations on all subscription television channels which have an Australian drama content obligation and have voluntarily agreed on a captioning plan with the Australian disability discrimination commission. With respect to implementation of a new commercial television network, the Australian Government does not intend at this time to implement such a network. This position will, however, be reconsidered as part of the review. The introduction of a fourth commercial network would introduce an additional competitor into the television market, which would dilute the current FTA market and have an impact on the individual growth of FTA networks. It is anticipated that the switchover will make spectrum available for alternate uses such as new mobile services, a fourth commercial television network and wireless broadband services; however, the Australian Government has not yet disclosed any firm proposals with regard to the use of the spectrum.

FTA Multi-channeling.  The FTA networks are entitled to provide one SD multi-channel from January 1, 2009. Each network currently broadcasts one HD multi-channel. Additional multi-channels are prohibited until the end of the switch-off of analog broadcasting. Except for the anti-siphoning list restrictions, there are currently no content or captioning obligations on the FTA multi-channels. This, however, is now subject to statutory review by January 1, 2010.

Foreign Media Ownership and Cross Media Ownership.  Foreign media ownership rules in Australia have been relaxed although media has been retained as a “sensitive” sector and foreign investment in the media sector remains subject to the approval of the Treasurer of the Commonwealth of Australia. Cross media ownership rules provide that an operator can own two of three types of media assets (newspapers, television and radio) in a market, subject to there being at least five commercial media groups in metropolitan markets and four commercial media groups in regional markets.

Regulation of Internet and Mobile Content.  The Content Services Act 2007, which added a new Schedule 7 to the BSA, regulates the “commercial content service industry” by prohibiting the supply of certain content over convergent devices such as the internet and mobile handsets. Such regulated content includes Refused Classification, X18+, Restricted 18+, or Mature Audiences 15+ content that is not subject to restricted access (Prohibited Content). The legislation provides a complaints based scheme where the Media Authority can issue a notice to remove or disable access to the content, or to ensure that the content can only be accessed via a restricted access system. Notices are based on a complaint to the Media Authority or on the basis of Media Authority’s own investigations. There are exceptions for licensed broadcasting services (including “ancillary subscription television content services” such as on demand services) and retransmitted services, and for operators who do no more than provide a carriage service. The legislation, however, (1) impacts Austar’s internet service due to certain obligations on service providers hosting Prohibited Content (for example the obligation to take down Prohibited Content on notice from the Media Authority); and (2) may impact Austar’s own portals and mobile services to the extent that Austar provides Prohibited Content via those platforms (for example, Austar would need to implement a restricted access system to provide Mature Audiences 15+ and R18+ content on its website or via its mobile service).

Energy Efficiency.  Mandatory limits on the emission levels of basic set-top boxes (excluding DVRs) sold in Australia came into effect on December 1, 2008. Although not all of Austar’s current set-top box population will comply with these levels, all applicable set-top boxes deployed by Austar from December 1, 2008 will meet these levels. The Australian Government has indicated, however, that it may extend these limits on emission levels to a wider range of set-top boxes, such as DVRs. Austar is discussing options with the Australian Government, including the implementation of a voluntary scheme, similar to a voluntary code being developed in Europe, in place of mandatory regulation.

Austar Spectrum Licenses.  In addition to licenses issued under the BSA, Austar holds spectrum licenses issued under and regulated by the Radiocommunications Act. Austar currently holds 19 spectrum licenses in the 2.3GHz Band and 26 licenses in the 3.4GHz Band covering geographic areas similar to Austar’s subscription television areas. These licenses expire in 2015. The spectrum licenses authorize the use of spectrum space rather than the use of a specific device or technology. Similar to the BSA, licenses issued under the Radiocommunications Act are subject to general license conditions and may be subject to specific license conditions, which can be added, revoked or modified by written notice during the term of the license. Spectrum licensees must comply with core conditions of the license and be compatible with the technical framework for the bands. There are no restrictions on ownership or control of spectrum licenses, except that the licensee must be a resident of Australia. The Media Authority is currently reviewing the framework for spectrum license trading and has requested comments regarding the secondary market for spectrum. In addition, the Media Authority has begun preliminary analysis and research into the issue of extending spectrum license terms, including the licenses held by Austar, prior to their expirations.

Communications.  A subsidiary of Austar holds a carrier license issued under the Telecommunications Act. This license authorizes Austar to operate its cable network in Darwin and its WiMax broadband network and requires compliance with a set of carrier obligations under the Telecommunications Act. Other Austar subsidiaries provide dial-up internet service, mobile telephony services, and broadband services operated as carriage service providers and are required to comply with certain aspects of Australian telecommunications legislation. These service providers must observe statutory obligations in relation to access, law enforcement and national security and interception, and must become members of the Telecommunications Industry Ombudsman scheme, which manages complaints.

The Australian Government released a National Broadband Network request for proposal requiring at least 12 Mbps speeds via FTTH; 98% national coverage; and the ability to support HD content. Australian Government funding of A$4.7 billion is available for the National Broadband Network. Proposals were to be submitted by November 26, 2008. It is unlikely that a winning bidder will be announced until the end of the first quarter of 2009. The National Broadband Network request for proposal did not stipulate regulatory controls for the National Broadband Network. Telstra Corporation Limited (Telstra), the incumbent telecommunications provider in Australia, is demanding that the Australian Government provide a regulatory regime that would prevent the network builder from being subject to any form of separation. The Australian Government has recently excluded Telstra from the bid process because Telstra did not comply with the bid process requirements. Telstra’s role in the National Broadband Network, if any, and the impact on Austar, which did not submit a proposal, is uncertain. Should Telstra be permitted to re-enter the bid process and win the bid without some form of structural or functional separation, access to the National Broadband Network to provide alternative and competitive services will be severely limited, which could negatively impact any service bundling strategy developed by Austar.

There is a prohibition on internet services providers (ISPs) from providing access to certain interactive gambling services to Australian-based customers or from providing certain Australian-based interactive gambling service to customers in designated countries. It is illegal to advertise interactive gambling services in Australia. In relation to content, ISPs are not primarily liable for the content of material carried on their service. Once notified of the existence of illegal or offensive material on their service, however, ISPs have a responsibility to remove or block access to such material. Mobile service providers must observe various regulations and industry codes of practice relating to mobile service provision, such as billing and mobile content.

The Australian Government is considering the implementation of a mandatory national web content filter at the ISP level. Having recently completed a lab trial, the Australian Government is currently conducting a field trial of mandatory filtering with a selection of ISPs. The trial will assess the impact on internet speeds and performance. Austar is not participating in the trial.

The Americas

Chile

As described under “Operations — The Americas”, VTR is subject to certain regulatory conditions as a result of its combination with Metrópolis Intercom S.A. in April 2005. These conditions are in addition to the regulations described below.

Video.  Cable television services are regulated in Chile by the Ministry of Transportation and Telecommunications (the Ministry). VTR has permits to provide wireline cable television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile. Wireline cable television permits are granted for an indefinite term and are non-exclusive. As a result, more than one operator may be in the same geographic area. As these permits do not use the radio-electric spectrum, they are granted without ongoing duties or royalties. Wireless cable television services are also regulated by the Ministry and similar permits are granted for these services. With respect to digital terrestrial television (DTT) services, the Chilean Government is expected to adopt a technology standard in 2009.

Cable television service providers in Chile are not required to carry any specific programming, but some restrictions may apply with respect to allowable programming. The National Television Council has authority over programming content, and it may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. A bill is pending before the Chilean Congress, which may result in additional controls on broadcasters that provide programming not suitable for children.

Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. Certain broadcasters, however, have filed lawsuits against VTR claiming that VTR breached their intellectual property rights by retransmitting their signals. These lawsuits are still pending before the Chilean courts and a final judicial decision is not expected until the third quarter of 2009.

Internet.  Internet services are considered complementary telecommunication services and, therefore, do not require concessions, permits or licenses. Pursuant to a condition imposed on VTR as a result of its combination with Metrópolis Intercom S.A., VTR offers its broadband capacity for resale of internet services on a wholesale basis. The Chilean Government is reviewing new standards for internet services and the quality of such services. These standards could become law in 2009. Development of these standards may increase VTR’s costs relating to the provision of internet service and the development of quality service monitoring and reporting systems.

Telephony.  The Ministry also regulates telephony services. The provision of telephony services (both fixed and mobile) requires a public telecommunication service concession. VTR has telecommunications concessions to provide wireline fixed telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s wireline fixed telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025.

VTR has been awarded wireless fixed telephony concessions under which it has an exclusive right to use a specific block of spectrum in 3,400 MHz in most of the Chilean regions. With these concessions, VTR plans to offer telephony and internet services using WiMax technology in Santiago during the first quarter of 2009. Wireless fixed telephony concessions have been granted for renewable terms of 30 years. Such concessions are non-exclusive and the rates are not regulated.

Local service concessionaires are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public services concessionaires whose systems are technically compatible.

In January 2008, the Ministry requested the Chilean Antitrust Tribunal to review the telephony market. In February 2009, the Antitrust Tribunal concluded that, although the local service telephony market cannot be characterized as competitive, it has enhanced its level of competition since it was reviewed in 2003. As a result, the Antitrust Tribunal determined that incumbent local telephone operators will no longer be subject to price regulation at a retail level. The final interpretation the Ministry will give to this decision is pending. Notwithstanding, we believe that such decision requires the Ministry to set forth rules only for the incumbent operators (identifying Compañia de Telecomunicaciones de Chile SA (Telefónica), Telefónica de Sur (TelSur) and Entel Telefonía Local S.A.), forbidding, among other things, price discrimination, fixed/mobile bundles and differentiated prices for on net and off net traffic. Also, the Antitrust Tribunal ordered the Ministry to set forth rules, for all operators, forbidding tied sales of telecommunication services included in a bundle, and imposing an effective network unbundling and number portability. The Antitrust Tribunal also declared some ancillary services and network unbundling services to be subject to price regulation for all companies, including VTR. This decision could be revised by the Supreme Court during 2009.

Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities, which establish the maximum rates that may be charged by each operator for each type of service. This rate regulation is applicable to incumbent operators and all local and mobile telephony companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis, and are effective for five years. VTR’s current interconnection and unbundling rates are effective until June 2012.

Chile plans to award high capacity mobile licenses through a bid process. On January 27, 2009, the Chilean Supreme Court ruled that, although incumbent mobile operators may participate in the process, any bidder that exceeds the limit of 60 MHz of spectrum rights for mobile telephony services must divest the excess spectrum through a public bidding process. Currently one incumbent mobile operator has 60 MHz of spectrum rights and two others have 55 MHz of spectrum rights. Therefore this decision means there will be spectrum available for new entrants. The bidding process is expected for April 2009. VTR plans to submit a bid, but no assurance can be given that it will be granted a license for such services.

Rate Adjustments.  With respect to VTR’s ability to increase the price of its different telecommunication services to its subscribers, the general Consumer Protection Laws contain provisions that may be interpreted by the authorities to require that any increase in rates — over the inflation rate — to existing subscribers must be previously accepted and agreed to by those subscribers, impairing VTR’s capacity to rationalize its price policy over current customers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing its subscriber rates in compliance with applicable laws.

Channel Lineup.  With respect to VTR’s ability to modify its channel lineup without the previous consent of the subscribers, the National Consumer’s Service (Sernac) expressed that such action may be against certain provisions of the applicable Consumer Protection Law, including those provisions prohibiting misleading advertisement, unilateral modification of the clients’ contracts and abusive clauses. Sernac filed several lawsuits against VTR. In June 2008, the Court of Appeals of Santiago ruled against VTR in one of these lawsuits, and the Supreme Court rejected an appeal of this decision. Based on nine favorable rulings recently obtained by VTR, granting the company the right to modify its grid, VTR disagrees with Sernac’s interpretation. To prevent future conflicts with Sernac, VTR is negotiating with Sernac to establish common acceptable criteria to enable modifications of VTR’s channels grid.

Competition

The markets for video, broadband internet and telephony services, and for video programming, generally are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face increased competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the EU. The percentage information in this section is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for UPC Broadband is based on information from either the website of DataXis for the third quarter of 2008 or Screen Digest for the month of January 2009. The percentage information for Telenet is based on information from the Internet Services Providers Association of Belgium for the third quarter of 2008 and on internal market studies for telephony as of September 30, 2008. For Japan, all percentage information is based on information obtained from the website of the Japanese Ministry of Internal Affairs and Communications, dated as of various dates from December 31, 2007 to September 30, 2008, and internal market studies as of December 31, 2008. For Chile, the percentage information is based on internal market studies as of December 31, 2008, and information obtained from public filings by competitors and market information provided by the Subsecretaria de Telecomunicaciones de Chile as of various dates from September 30, 2008 to December 31, 2008. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet and telephony.

Broadband Communications

Video Distribution

Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) traditional over-the-air broadcast television services; (2) DTH satellite service providers; (3) DTT broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting; (4) other cable operators in the same communities that we serve; (5) other fixed line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products (a) through broadband internet connections over networks using DSL or ADSL technology (which we refer to as DSL-TV), (b) through DTH satellite systems, or (c) over fiber optic lines of FTTH networks; (6) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.

•	Europe. In Europe, historically our principal competition in the provision of video services came from traditional over-the-air broadcasters in all markets; DTH satellite providers in many markets, such as Austria and Ireland where we compete with long-established satellite platforms; and cable operators in certain markets, such as Poland and Romania where portions of our systems have been overbuilt. In some markets, competition from SMATV or MMDS could be a factor.

Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies and aggressively priced services. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is fast becoming a significant part of the competitive environment. Further launches of DTT and DSL-TV are expected in 2009.

In most of our Central and Eastern European markets, we are also experiencing significant competition from Digi TV, the DTH platform of a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary and Romania. The incumbent telecommunications operator in Romania also operates a competing DTH platform. Our DTH platforms, through UPC Direct and another subsidiary, offer advanced services and functionality, including HD and DVR, to four of our Central and Eastern Europe markets.

In most of our European markets, competitive video services are now being offered by the incumbent telecommunications operator, whose video strategies include DSL-TV, DTH, and DTT. The ability of incumbent operators to offer the so-called “triple-play” of video, broadband internet and telephony services is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT and DSL-TV video packages at a discount to the retail price of the comparable digital cable service and, in the case of DSL-TV, including DVRs as a standard feature.

FTTH networks are not widespread in Europe, although they are present or planned in a number of countries. FTTH networks have been launched by Reggefiber FttH (a partnership between Reggefiber ttH bv and KPN) in the Netherlands, by Orange Slovensko, a.s. (part of France Télécom S.A.) and Slovak Telekom, a.s. in Slovakia, and by Telefónica 02 Czech Republic, a.s. in the Czech Republic. In Switzerland, Swisscom has announced plans to connect approximately 100,000 homes with FTTH by the end of 2009, with an anticipated investment of CHF 8 billion over the next six years. In Hungary, Magyar Telekom Rt has announced plans to increase its FTTH network to 780,000 homes passed by 2013. In addition, there is increasing willingness from government and quasi-government entities in Europe to invest in such networks, which would create a new source of competition.

To meet the challenges in this competitive environment, we tailor our packages in each country in line with one or more of three general strategies: a general price reduction, discounts for bundled services and loyalty contracts. Generally, discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, upgrading our digital television service to include the functionality for VoD, HD, DVRs and other advanced products and services, and offering attractive content packages and bundles of services at reasonable prices. As a result, 2008 saw the launch of new digital platforms in a number of our territories with additional launches of DVR functionality and HD services as part of the digital offering. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services.

The Netherlands. The Netherlands has one of the highest cable penetration rates in Europe with 76% of all households subscribing to a cable service. Ziggo B.V. continues to be the largest cable provider with cable service supplied to 43% of the total video households in the Netherlands. UPC Netherlands provides video cable services to 28% of the total video households in the Netherlands. Satellite television penetration is 11% of the total video households and has historically been the main source of our competition in the

Netherlands. Also, competition from the DTT and DSL-TV services offered by KPN continues to be strong. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a DSL-TV service that includes VoD, an electronic program guide and DVR functionality. KPN is targeting our price sensitive analog customers and our digital customers with discounted Digitenne and DSL-TV video packages, respectively. With its nationwide telecommunications network and ability to offer bundled triple-play services, KPN is a significant competitor. In addition, FTTH networks may become more competitive with Reggefiber FttH’s 2008 launch of FTTH networks in certain cities and any future expansion of these networks. To enhance its competitive position, UPC Netherlands offers VoD services, DVR functionality and HD set-top boxes to all UPC Netherlands digital cable customers. Such services allow UPC Netherlands subscribers to personalize their programming. Also, UPC Netherlands markets a variety of bundle options from which subscribers can select various combinations of services, including internet and telephony options, to meet their needs.

Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and are the sole provider in substantially all of our network area. Due to a small program offering, competition from terrestrial television in Switzerland is limited, although DTT is now available in most parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, continued competition is expected from the satellite television operators. Our main competition is Swisscom, the incumbent telecommunications operator, which launched its DSL-TV service in late 2006 and has grown to 95,000 subscribers through the end of the third quarter of 2008. Swisscom offers VoD services as well as DVR functionality and HD services. To effectively compete, Cablecom enhanced its digital television platform with the rollout of DVR functionality and HD services in 2008 and plans to launch VoD in 2009.

Austria. In Austria, we are the largest cable television provider based on number of video cable subscribers. Our primary competition for video customers is from FTA television received via satellite and from the DSL-TV service provided by the incumbent telecommunications operator, Telekom Austria AG. In addition, the public broadcaster, Österreichischer Rundfunk, offers DTT services in Austria. Approximately 49% of Austrian households receive FTA television compared to approximately 39% of Austrian households receiving cable services. UPC Austria provides video cable services to approximately 40% of the cable households in Austria. Newer technologies such as DSL-TV from Telekom Austria represent an increasing threat with digital services incorporating premium services, such as VoD, offered at a heavy discount to the video subscription price within the market. To stay competitive, UPC Austria launched HD DVR functionality in 2008 and plans to launch a VoD service in 2009.

Ireland. Ireland has one of the highest digital and pay television penetration rates in Europe with almost 80% of the population subscribing to a video service. We are the largest cable television provider in Ireland based on number of video cable subscribers. Our primary competition for video customers is from British Sky Broadcasting plc, which provides DTH services in Ireland. We will also face competition from a new DTT entrant, Boxer DTT Limited (a joint venture between Boxer TV-Access AB and Communicorp Group Ltd.). Boxer DTT Limited has announced plans to launch DTT service in 2009, which will compete with our analog and MMDS services. In addition, a public service broadcaster is expected to launch a DTT service with FTA channels in late 2009. The FTA channels are expected to include a number of channels currently available to pay television operators, including UPC Ireland. Such FTA channels, however, are not expected to be high value channels and will overlap only a few channels in UPC Ireland’s digital entry package.

Hungary. In Hungary, we are the largest cable television provider based on number of video cable subscribers. Of the Hungarian households receiving cable television, 34% receive their cable service from UPC Hungary. In addition, UPC Hungary provides satellite service, branded UPC Direct, to 26% of Hungarian DTH households. In providing DTH services, UPC Hungary competes with three other providers. One of these, Digi TV, is an aggressive competitor whose services can reach up to 20% of UPC Hungary’s DTH service area. Digi TV is targeting UPC Hungary’s analog cable and DTH subscribers with low-priced video packages. UPC Hungary also faces competition from Antenna Hungaria Rt., a digital DTT provider that entered the market in December 2008, and from the incumbent telecommunications company Magyar Telekom Rt. (in which Deutshe Telekom has a majority stake). Magyar Telekom Rt. offers a DSL-TV service, including a VoD service to internet subscribers of its ISP subsidiary, and triple-play packages. Both Digi TV and Magyar Telekom Rt also provide services over FTTH networks. To meet such competition, UPC Hungary launched a digital television platform in the second quarter of 2008, including DVR functionality and HD services, and will be making further enhancements in 2009 with the launch of a VoD service. In addition, UPC Hungary provides discounts through long-term service arrangements to subscribers in certain parts of its service area.

Other Central and Eastern Europe. As in Hungary, Digi TV is also an aggressive DTH competitor in Romania, Czech Republic and Slovakia. In Romania, competition also comes from alternative distributors of television signals, including DTH satellite television providers (five service providers) and DTT service providers (four service providers). Currently, Czech Republic has four operators providing either DTH or DTT services, which makes the market for television subscribers extremely competitive with price often the deciding factor. In addition, over half of the Czech Republic can receive DTT services. In Poland, UPC Poland competes with three DTH service providers, including the incumbent telecommunications provider Telekomunikaeja Polska S.A., which launched its DTH service in 2008 and offers a mobile broadband service. Also, competition from DTT providers is expected to increase significantly in 2009 and FTTH networks are being trialed or expanded. Subscribers in Central and Eastern Europe tend to be more price sensitive than in other European markets. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer a variety of bundled service packages and UPC Romania offers discounts for long-term service arrangements. Also, certain of our operations provide senior citizen and other social discounts.

Belgium. In Belgium, we are the largest cable television provider based on number of video cable subscribers. Telenet provides video cable services to approximately 53% of the total households in Belgium. Telenet’s principal competitor is Belgacom, the incumbent telecommunications operator, which launched interactive digital television in June 2005 and HD service as part of its video offer in mid-2008. Belgacom also offers double-play and triple-play packages. We also face competition from TV Vlaanderen, which provides digital television via satellite. As a result of the Interkabel Acquisition, we have expanded our digital interactive services and other video cable service on the Telenet PICs Network. See “Operations — Europe — Liberty Global Europe — Telenet (Belgium)” above. We believe this expansion of services, together with our extensive cable network, the broad acceptance of our basic cable television services and our extensive additional features, such as HD and DVR functionality and VoD offering, will enhance our competitive position.

•	Asia/Pacific. The market for multi-channel television services in Japan is highly complex with multiple cable systems, DTH satellite platforms and alternative broadband service providers. Cable systems in Japan served 21.9 million homes at March 31, 2008. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free television services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J:COM is the largest in terms of subscribers, serving 7.4 million households as of December 31, 2008. Our current competitors in the satellite television industry include Japan Broadcasting Corporation and WOWOW Inc., which offer broadcast satellite analog and broadcast satellite digital television, and SKY PerfecTV for communications satellite digital television. Broadcast companies that do not have their own facilities may provide broadcasting services over lines owned by other telecommunications companies.

In addition, changes in the Copyright Act (which became effective in January 2007) have made it easier for alternative distributors using broadband networks to retransmit terrestrial television signals to the service areas of the original broadcasting. As a result, our Japanese operations are facing increasing competition from other broadband providers of video services. These competitors include fixed line telecommunications operators, such as NTT, the incumbent telecommunications operator, and KDDI Corporation (KDDI), each of whom currently offers video packages over their own FTTH networks that include popular cable and satellite and, in certain markets, broadcast channels. KDDI is also the majority shareholder of the second largest MSO in Japan. K-OptiCom Corporation (K-OptiCom), a subsidiary of a power company in the Kansai region that distributes its video service over its own FTTH network, and Opticast, Inc., a SKY PerfecTV affiliate that, in a marketing alliance with NTT, distributes its video service through NTT’s FTTH network, offer the full complement of popular video channels, including broadcast. Other competitors such as Softbank Corporation (Softbank) and Usen Corporation provide video content, including VoD-type content, through a website that may be accessed through their own and third-party networks (both DSL and FTTH). Other cable television companies are not considered significant competitors in Japan due to the fact that their franchise areas rarely overlap with ours, and the investments required to install new cable would not be justified considering the competition in overlapping franchise areas. J:COM’s share of the multi-channel video market in Japan is approximately 9.2%.

•	The Americas. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Telefónica, TelSur, Telmex Internacional SAB de CV (Telmex) and DirecTV Chile. Telefónica offers double-play and triple-play packages of video, voice and internet. Other competition comes from video services offered by or over the networks of fixed line telecommunications operators using DSL or ADSL technology (such as TelSur in the southern regions). GTD Manquehue offers triple-play packages over its hybrid fiber coaxial cable networks in localized areas of Santiago. Telmex is offering triple-play packages using DTH and, in certain areas of Santiago, through a hybrid fiber coaxial cable network. Telmex is also expanding its hybrid fiber coaxial cable network in certain regional cities of Chile. Telmex is an aggressive competitor targeting video subscribers, including VTR subscribers, with low price video packages. VTR’s share of the video market in Chile is 59%, compared to 17% for Telefónica and 24% for all others. To effectively compete, VTR is expanding its digital platform to additional neighborhoods and has launched VoD, DVR and HD services.

Internet

With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both traditional dial-up internet services, wireline broadband internet services using DSL or FTTH, and wireless broadband internet services, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses. As the technology develops, competition from wireless services using various advanced technologies may become significant. We are seeing intense competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier’s broadband wireless data network with varying speeds and pricing.

We seek to compete on speed and price, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering and a range of value added services. In 2008, UPC Netherlands launched a new bundling strategy, along with (and including) its UPC Fiber Power internet products with speeds of up to 120 Mbps to compete with FTTH initiatives. UPC Fiber Power or similar products based on Euro DOCSIS 3.0 technology will be launched in most of our other European markets in 2009. The focus is to launch high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low and medium-end of the internet market.

•	Europe. Across Europe, our key competition in this product market is from the offering of broadband internet products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster broadband offerings is further increasing the competitive pressure in this market. Broadband wireless services, however, are taking a foothold in a number of countries using ultra high speed mobile networks and high-speed downlink packet access developments.

In the Netherlands, we face competition from KPN, the largest broadband internet provider, and operators using the unbundled local loop. As of September 30, 2008, UPC Netherlands provided broadband internet services to 12% of the total broadband internet market (or about 25% of our current footprint based on internal research).

In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of half of all broadband internet customers. Cablecom serves 19% of all broadband internet customers.

UPC Austria’s largest competitor with respect to internet services is the incumbent telecommunications company, Telekom Austria AG, with approximately 48% of the total broadband subscribers in Austria. In addition, UPC Austria faces competition from unbundled local loop access and mobile broadband operators, which has increased the competition in the broadband internet market significantly. Competitors in the Austrian broadband internet market are focusing on the low and medium priced markets due to a general price decrease in the Austrian market. To compete, UPC Austria has launched new bundled offers specifically aimed at these market segments. UPC Austria uses its triple-play bundling capabilities across all market segments to encourage customers from other providers to switch to UPC Austria’s services and to reduce churn in the existing customer base.

Mobile data card providers are gaining market share in Ireland. The incumbent in Ireland, Telefónica O2 Ireland Limited, offers a range of mobile internet products at competitive prices. The trend towards mobile internet is visible throughout Europe, where market developments in Austria and Ireland (driven by “3”, a brand name of Hutchison 3G Austria GmbH and Hutchinson 3G Ireland Ltd.) are most significant.

In Hungary, the internet market is growing rapidly. Our primary competitor is the incumbent telecommunications company, Magyar Telekom Rt. Strong competition from Digi TV and its triple play offerings as well as from mobile broadband operators has shifted the market further towards the lower tiers of service. The sales mix has changed, such that the existing low-end options have become more prominent in the market. UPC Hungary provides broadband internet services to 22% of the total broadband internet market. In Central and Eastern Europe competition is focused mostly on mobile broadband because fixed line penetration is limited. Mobile broadband is an increasing threat in the Czech Republic and Slovakia. With respect to Romania, subscribers use local area networks that provide higher access speeds in the local area. UPC Romania offers local networks with double the speed available when a subscriber requests internet services outside the local area. Pricing is also considered when attracting and retaining internet subscribers.

In Belgium, the internet market continues to grow at a significant pace. Telenet’s primary competitor is Belgacom and other DSL service providers. Belgacom is currently upgrading its network to enable enhanced internet speeds. To compete, Telenet offers one of the fastest speeds available to residential customers. Telenet provides broadband internet service to 33% of the total broadband internet market in Belgium.

•	Asia/Pacific. In Japan, we compete with FTTH providers, including NTT, Usen Corporation, KDDI and K-OptiCom, that offer broadband internet service through fiber-optic lines. Broadband internet using FTTH technology has become more widely available, and pricing for these services has declined. We also compete directly with ADSL providers, such as Softbank, that offer broadband internet to subscribers. ADSL providers often offer their broadband internet services at a cost lower than ours; however, we have recently trialed new tiers of broadband internet services at various speeds with more competitive prices and anticipate rolling out these new tiers nationwide in 2009. In 2007, we launched 160 Mbps services based on DOCSIS 3.0 technology that is competitively priced against both FTTH and ADSL. K-OptiCom has announced plans to launch a 200 Mbps service, which will compete with J:COM’s high-speed internet service in the Kansai Region. If continued technological advances or investments by our competitors further improve the services offered through ADSL or FTTH, or make them more affordable or more widely available, cable modem internet may become less attractive to our existing or potential subscribers. J:COM’s share of the high-speed (128 kbps and greater) broadband internet market in Japan is approximately 5.1%.

•	The Americas. In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Telefónica, Telmex and Telsur. In 2008, in response to the availability of mobile data in Chile, VTR more than doubled its internet speeds for customers as a differentiation strategy. VTR expects increased pricing and bandwidth pressure from Telefónica, Telmex and Telsur and more effective competition from these companies as they bundle their internet service with other services. VTR’s share of the residential high-speed (300 kbps and greater) broadband internet market in Chile is 41%, compared to 49% for Telefónica and 10% for all others. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service. VTR will also launch broadband services through WiMax in Santiago during the first quarter of 2009.

Telephony

With respect to telephony services, our businesses face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and longstanding customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTH-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging. We also offer varying plans to meet customer needs and various bundle options.

•	Europe. Across Europe our telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and new entrant VoIP operators offering service across broadband lines are also important in these markets. Generally, we expect telephony markets to remain extremely competitive.

Our telephony strategy in Europe is focused around price leadership, and we position our services as “unlimited”, using our existing product portfolio. Our portfolio includes a basic telephony product for line rental (which includes unlimited network calling in some countries, like Romania), unlimited national off peak calling branded “Freetime” and unlimited national 24/7 calling branded “Anytime”. In Poland, UPC Poland has offered an EU-wide telephony product on a trial basis. Such product provides unlimited international calls within the EU. We are currently evaluating this trial offer and may extend this EU telephony product to our other operations.

In the Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed line telephony service provider followed by two carriers that offer pre-select services.

In Austria and in Hungary, the incumbent telephone companies dominate the telephony market. Most of the fixed line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select services. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with circuit-switched telephony services, VoIP over our cable network, and DSL technology service over an unbundled loop. In Hungary, we provide circuit-switched telephony services over our copper wire telephony network and VoIP telephony services over our cable network. We continue to gain market share with our VoIP telephony service offerings in all of our Europe markets.

In Belgium, Belgacom is the dominant telephony provider with an estimated 82% of the fixed line telephony market in Flanders, excluding wholesale. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as the new “Free Phone Europe” flat fee plan offered in the “shake”-bundles (free off-peak calls to fixed lines in Belgium and 35 European countries). We also compete with mobile operators, including Belgacom, in the provision of telephony service in Belgium.

•	Asia/Pacific. In Japan, our principal competition in our telephony business comes from NTT and KDDI. We also face increasing competition from new common carriers in the telephony market, as well as ISPs, such as Softbank, and FTTH-based providers, including K-OptiCom. Further, Softbank Telecom Corp. and KDDI each offer low-cost fixed line telephony services. Many of these carriers offer VoIP telephony services. Call volume over our fixed line services has generally declined as mobile phone usage has increased. If competition in the telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. J:COM’s share of the fixed line telephony market in Japan is approximately 3.1%.

•	The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators such as TelSur, GTD Manquehue and Telmex. Telmex launched a telephony service through WiMax in March 2007. Telefónica and TelSur have substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. Claro Chile S.A., Telefonica Moviles Chile S.A. and Entel PCS Telecomunicaciones S.A. are the primary companies that offer mobile telephony in Chile. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. Also, mobile services are expected to be bundled with other services by competitors, thereby enhancing their competitive position. VTR offers circuit-switched and VoIP telephony services over its cable network. Although mobile phone use has increased, call volume over VTR’s fixed line services has continued to increase because of the unlimited flat fee offers by VTR. VTR’s share of the fixed line telephony market in Chile is 17%, compared to 62% for Telefónica and 21% for all others.

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

Employees

As of December 31, 2008, we, including our consolidated subsidiaries, had an aggregate of approximately 22,300 employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.

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

The risk factors described in this section have been separated into four groups:

•	risks that relate to the competition we face and the technology used in our business;

•	risks that relate to our operating in overseas markets and being subject to foreign regulation;

•	risks that relate to certain financial matters; and

•	other risks, including risks that relate to our capitalization and the obstacles faced by anyone who may seek to acquire us.

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

Factors Relating to Competition and Technology

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers.  The markets for cable television, broadband internet and telephony in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL technology, FTTH networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators and other service providers. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate. The incumbent telecommunication operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play and triple-play bundles of services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitor’s products and services and strengthened their competitive position. Developments in wireless technology, such as WiMax, may lead to additional competitive challenges.

In some European markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTH networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if the government was not involved.

The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities, movies, live events, radio broadcasts and print media. Technology advances, such as download speeds, VoD, interactive and mobile broadband services, have increased audience fragmentation through the number of entertainment and information delivery choices while at the same time been beneficial to our programming businesses. Such increased choices could, however, adversely affect consumer demand for services and viewing preferences.

We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition has resulted in increased customer churn, reductions in the rate of customer acquisition and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase, or in certain cases, maintain the revenue, average revenue per unit (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.

Changes in technology may limit the competitiveness of and demand for our services, which may adversely impact our business and stock value.  Technology in the video, telecommunications and data services industries is changing rapidly. This significantly influences the demand for the products and services that are offered by our businesses. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue and operating cash flow.

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

If we are unable to obtain attractive programming or necessary equipment and software on satisfactory terms for our digital cable services, the demand for our services could be reduced, thereby lowering revenue and profitability.  We rely on digital programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital cable services on satisfactory terms or at all in order to offer compelling digital cable services. This may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. In addition, must carry requirements may consume channel capacity otherwise available for other services. Any or all of these factors could result in reduced demand for, and lower revenue and profitability from, our digital video services. Further, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. We depend on third-party suppliers and licensors to supply our equipment, software and certain services. If demand exceeds these suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. This could then have a negative impact on our business and financial operations.

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

We are exposed to various foreign currency exchange rate risks.  We are exposed to foreign currency exchange risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2009, (1) approximately 1% to 3% of our revenue, (2) approximately 5% to 7% of our aggregate operating and selling, general and administrative (SG&A) expenses (exclusive of stock-based compensation expense) and (3) approximately 20% to 23% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Europe, Chile, Japan and Australia and (b) euros in Poland, Hungary, Romania and the Czech Republic. The actual levels of our non-functional currency transactions may differ from our expectations. Generally, we will consider hedging these currency risks when the foreign currency risk arises from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency exchange contracts covering the forward purchase of the U.S. dollar and the euro and the forward sale of the euro, the Japanese yen, the Chilean peso and the Australian dollar to hedge certain of these risks. Although certain currency risks related to our capital expenditures and operating and SG&A expenses were not hedged as of December 31, 2008, we expect to increase our use of hedging strategies with respect to these risks during 2009. For additional information concerning our foreign currency exchange contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

Our businesses are subject to risks of adverse regulation by foreign governments.  Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of telephony services requires licensing from, or registration with, the appropriate regulatory authorities and entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities. In addition, regulatory authorities may grant new licenses to third parties, or market entry may be possible without a license, resulting in greater competition in territories where our businesses may already be licensed. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services, as in the Netherlands. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. In some cases, ownership restrictions may apply to broadband communications and/or programming businesses. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses or other adverse conditions.

Such adverse conditions could:

•	Impair our ability to use our bandwidth in ways that would generate maximum revenue and operating cash flow

•	Create a shortage of capacity on our network, which could limit the types and variety of services we seek to provide our customers;

•	Strengthen our competitors by granting them access and lowering their costs to enter into our markets; and

•	Have a significant adverse impact on our profitability.

When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or European level), which can block, impose conditions on, or delay an acquisition; thus hampering our opportunities for growth.

We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations.  Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, primarily private equity funds. Even if we were successful in acquiring new businesses, the integration of new businesses may present significant costs and challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating personnel, networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.

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

Factors Relating to Certain Financial Matters

Difficult economic conditions may reduce subscriber spending for our video, internet and telephony services and reduce our rate of growth of subscriber additions.  Most of the countries in which we operate are experiencing difficult economic conditions. Because a substantial portion of our revenue is derived from residential subscribers who may be impacted by these conditions, it may be (1) more difficult to attract new subscribers, (2) more likely that certain of our subscribers will downgrade or disconnect their services and (3) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, ARPU, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating segments could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments, undrawn debt facilities and cash investments and may impact our future financial position.  Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities, we are exposed to an increased risk that our counterparties may default on their obligations to us. At December 31, 2008, our exposure to credit risk included (1) derivative assets with a fair value of $1,124.1 million (including $616.7 million due from counterparties for which we had offsetting liability positions at December 31, 2008), (2) cash and cash equivalent balances of $1,374.0 million and (3) aggregate undrawn debt facilities of $1,084.3 million, including CLP 136.4 billion ($213.6 million) of commitments under the VTR Credit Facility for which we would be required to set aside an equivalent amount of cash collateral. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our cash flows, results of operations and financial condition could be adversely affected. It is not possible to predict how the recent disruption in the credit and equity markets and the associated difficult economic conditions could impact our future financial position. In this regard, (1) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (2) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, the continuation or worsening of the weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weak economies, could adversely impact our cash flows and liquidity.

We may not freely access the cash of our operating companies.  Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (1) our cash and cash equivalents, (2) interest and dividend income received on our cash and cash equivalents and investments, and (3) proceeds received upon the exercise of stock options. From time to time, we also receive distributions, loans or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be subject to onerous tax consequences. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.

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

In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial covenants may be affected by adverse economic, competitive or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.

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

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects.  We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 21 to our consolidated financial statements included in Part II of this report). At December 31, 2008, our total consolidated outstanding debt and capital lease obligations were $20.5 billion, of which $513.0 million is due over the next 12 months. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we would be able to refinance or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the recent disruption in the credit and equity markets and the associated difficult economic conditions could impact our future financial position. Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all, particularly in light of current market conditions. During 2008, we purchased $2,217.1 million of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.

We are subject to increasing operating costs and inflation risks which may adversely affect our earnings.  While our operations attempt to increase our subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings (loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.

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

We may not report net earnings.  We reported losses from continuing operations of $788.9 million, $422.6 million and $334.0 million during 2008, 2007 and 2006, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or at all.

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

John C. Malone has significant voting power with respect to corporate matters considered by our stockholders.  John C. Malone beneficially owns outstanding shares of our common stock representing 31.8% of our aggregate voting power as of February 16, 2008. Including stock options held by Mr. Malone, the voting power of the shares beneficially owned by him was 37.4% at that date. By virtue of Mr. Malone’s voting power in our company, as well as his position as our Chairman of the Board, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders.  Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

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

Item 1.B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

During 2008, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.

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

Cignal.  On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Liberty Global Europe’s subsidiary, Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an initial public offering (IPO), as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001, to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007, following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiff’s claims against Liberty Global Europe and the other defendants. The plaintiffs filed an appeal to the Court of Appeals against the District Courts’ decision on March 12, 2008. Oral pleadings in this appeal have been scheduled for April 17, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The capitalized terms used in PART II of this Annual Report on Form 10-K have been defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Market Information

We have three series of common stock, LGI Series A, LGI Series B and LGI Series C, which trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2008
First quarter	$41.37	$33.38	$40.80	$34.39	$38.52	$31.70
Second quarter	$37.08	$30.84	$35.57	$31.38	$34.75	$29.63
Third quarter	$36.16	$26.76	$36.74	$26.85	$34.19	$25.65
Fourth quarter	$30.18	$9.89	$29.57	$10.71	$28.39	$10.02
Year ended December 31, 2007
First quarter	$33.23	$28.38	$33.75	$28.88	$30.79	$26.90
Second quarter	$41.27	$32.79	$41.17	$33.15	$39.60	$30.06
Third quarter	$45.00	$38.22	$45.00	$38.50	$42.74	$36.39
Fourth quarter	$42.86	$34.91	$45.05	$35.14	$39.89	$33.25

Holders

As of February 16, 2009, there were 2,478, 133 and 2,529 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2008:

							Approximate
							dollar value
							of shares that
							may yet be
					Total number of shares		purchased
					purchased as part of		under the
	Total number of		Average price		publicly announced		plans or
Period	shares purchased		paid per share (a)		plans or programs		programs

October 1, 2008 through October 31, 2008	Series A:	541,800	Series A:	$22.74	Series A:	541,800
	Series C:	5,135,600	Series C:	$21.31	Series C:	5,135,600	$ (b	)
November 1, 2008 through November 30, 2008	Series A:	4,750,700	Series A:	$13.83	Series A:	4,750,700
	Series C:	—	Series C:	$—	Series C:	—	$ (b	)
December 1, 2008 through December 31, 2008	Series A:	3,635,900	Series A:	$12.91	Series A:	3,635,900
	Series C:	3,386,300	Series C:	$12.92	Series C:	3,386,300	$ (b	)
Total — October 1, 2008 through December 31, 2008	Series A:	8,928,400	Series A:	$14.00	Series A:	8,928,400
	Series C:	8,521,900	Series C:	$17.98	Series C:	8,521,900	$ (b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	During 2008, 2007 and 2006, our board of directors approved various stock repurchase programs. At December 31, 2008, the remaining amount authorized under our current stock repurchase plan was $94.8 million. Subsequent to December 31, 2008, we acquired 6,216,300 shares of our LGI Series C common stock at a weighted average price of $15.11, for an aggregate purchase price of $93.9 million, including direct acquisition costs. As of February 23, 2009, the remaining authorized amount under our current stock repurchase plan was $1.0 million.

In addition to the shares listed in the table above, 31,004 shares of LGI Series A common stock and 30,998 shares of LGI Series C common stock were surrendered during the fourth quarter of 2008 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Stock Performance Graph

The following graph compares the percentage change from June 8, 2004, the date on which regular way trading in our common stock began, to December 31, 2008, in the cumulative total stockholder return (assuming reinvestment of dividends) on LGI Series A common stock, LGI Series B common stock, LGI Series C common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested on June 8, 2004. The stock prices of our common stock on June 8, 2004 have been adjusted to give effect to our July 26, 2004 rights offering and our September 6, 2005 Series C dividend.

	6/8/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

LGI Series A	$100.00	$130.49	$123.63	$160.16	$215.33	$87.47
LGI Series B	$100.00	$128.02	$113.31	$146.31	$195.31	$78.86
LGI Series C	$100.00	$129.23	$119.64	$158.01	$206.49	$85.67
Nasdaq Telecommunications Index	$100.00	$115.52	$109.78	$144.36	$128.40	$73.79
Nasdaq Composite Index	$100.00	$107.71	$110.01	$120.85	$131.06	$63.15

Item 6.	SELECTED FINANCIAL DATA

The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of LGI International’s predecessor for periods prior to the June 7, 2004 spin-off transaction, whereby LGI International’s common stock was distributed on a pro rata basis to Liberty Media’s stockholders as a dividend, and (ii) LGI (as the successor to LGI International) and its consolidated subsidiaries for periods following such date. The following selected financial data was derived from the audited consolidated financial statements of LGI and its predecessors as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. This information is only a summary, and should be read together with our consolidated financial statements included elsewhere herein.

	December 31,
	2008 (a)	2007 (a)	2006 (a)	2005 (a)	2004
	in millions

Summary Balance Sheet Data:
Property and equipment, net	$12,035.4	$10,608.5	$8,136.9	$7,991.3	$4,303.1
Intangible assets (including goodwill), net	$15,773.4	$15,315.4	$11,698.0	$10,839.9	$3,280.6
Total assets	$33,986.1	$32,618.6	$25,569.3	$23,378.5	$13,702.4
Debt and capital lease obligations, including current portion	$20,502.9	$18,353.4	$12,230.1	$10,115.0	$4,992.7
Stockholders’ equity	$3,393.0	$5,836.1	$7,247.1	$7,816.4	$5,237.1

	Year ended December 31,
	2008 (a)	2007 (a)	2006 (a)	2005 (a)	2004
	in millions, except per share amounts

Summary Statement of Operations Data:
Revenue	$10,561.1	$9,003.3	$6,483.9	$4,517.3	$2,112.8
Operating income (loss)	$1,363.4	$666.8	$352.3	$250.1	$(275.8)
Earnings (loss) from continuing operations	$(788.9)	$(422.6)	$(334.0)	$(59.6)	$7.0
Basic and diluted earnings (loss) from continuing operations per share — Series A, Series B and Series C common stock (pro forma for spin-off in 2004)	$(2.50)	$(1.11)	$(0.76)	$(0.14)	$0.02

(a)	Prior to 2005, we accounted for our interest in Super Media/J:COM using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media/J:COM as consolidated subsidiaries effective January 1, 2005. In addition, on June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly-owned subsidiaries of LGI. Prior to 2007, we accounted for our interest in Telenet using the equity method. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We also completed a number of other acquisitions during 2008, 2007, 2006 and 2005. For information concerning our acquisitions during the past three years, see note 4 to our consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements, off balance sheet arrangements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2008.

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at December 31, 2008 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.6% at December 31, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at December 31, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (54.0% at December 31, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

As further described in note 4 to our consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2008, 2007 and 2006 results of operations. Certain of the more significant of these transactions are listed below:

(i)	Telenet’s completion of the Interkabel Acquisition on October 1, 2008;

(ii)	the acquisition of JTV Thematics, the thematics channel business of SC Media, through the September 1, 2007 merger of JTV Thematics with J:COM;

(iii)	the consolidation of Telenet effective January 1, 2007 for financial reporting purposes;

(iv)	J:COM’s acquisition of a controlling interest in Cable West, a broadband communications provider in Japan, on September 28, 2006; and

(v)	the consolidation of Karneval, a broadband communications provider in the Czech Republic, effective September 18, 2006.

In addition to the transactions listed above, J:COM acquired Mediatti on December 25, 2008 and we completed a number of less significant acquisitions in Europe and Japan during 2008, 2007 and 2006.

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

From an operational perspective, we focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects and acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video-on-demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2008, our consolidated subsidiaries owned and operated networks that passed 34,275,100 homes and served 26,453,800 revenue generating units (RGUs), consisting of 15,608,200 video subscribers, 6,201,300 broadband internet subscribers and 4,644,300 telephony subscribers.

Including the effects of acquisitions, we added a total of 2,419,100 RGUs during 2008. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, we added 1,048,300 RGUs during 2008, as compared to 1,445,800 RGUs that were added on an organic basis during 2007. Our organic RGU growth during 2008 is attributable to the growth of our digital telephony services, which added 654,700 RGUs and our broadband internet services, which added 628,700 RGUs. We experienced a net organic decline of 235,100 video RGUs during 2008, as decreases in our analog cable RGUs of 1,730,300 and our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 20,300 were not fully offset by increases in our digital cable RGUs of 1,405,300 and our DTH video RGUs of 110,200.

We are experiencing significant competition in all of our broadband communications markets, particularly in the Netherlands, Austria, Romania, Hungary, the Czech Republic and other parts of Europe. This significant competition has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 9.3% during 2007 to 5.7% during 2008, each as compared to the corresponding prior year period;

(ii)	a decrease in the number of our consolidated net organic RGU additions during 2008, as compared to 2007;

(iii)	a slight organic decline in RGUs in Ireland during 2008;

(iv)	slight organic declines in RGUs in Romania and Switzerland during the three months ended December 31, 2008;

(v)	organic declines in revenue in Austria and Romania during 2008, as compared to 2007;

(vi)	organic declines in revenue in Austria and Romania during the fourth quarter of 2008, as compared to the third quarter of 2008;

(vii)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in Austria, Hungary, the Czech Republic, Romania and Slovenia during 2008, as compared to 2007;

(viii)	declines in subscriber retention rates in most of our European markets during 2008, as compared to 2007; and

(ix)	the impairment of a portion of the goodwill assigned to our Romanian operations, as further described in note 9 to our consolidated financial statements.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, and to a lesser degree, regulatory factors. In this regard, many of our broadband communications markets experienced declines in ARPU from internet and telephony services during 2008, as compared to 2007. These declines were mitigated somewhat by the impact of increased digital cable RGUs and other improvements in our RGU mix and the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

We believe that we will continue to be challenged to maintain or improve recent historical organic revenue and RGU growth rates in future periods as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. Although we actively monitor and respond to competition in each of our markets, no assurance can be given that our efforts to improve our competitive position will be successful, and accordingly, that we will be able to reverse negative trends such as those described above. For additional information concerning the significant revenue trends of our reportable segments, see Discussion and Analysis of our Reportable Segments below.

Due largely to the recent disruption in the worldwide credit and equity markets, we are facing difficult economic environments in most of the countries in which we operate. These economic environments could make it (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow and liquidity of our operating segments could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

During 2008, we were able to control our operating and SG&A expenses such that we experienced expansion in the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments, as compared to the operating cash flow margins we achieved during the corresponding 2007 period. In light of the significant cost reductions and efficiencies that have already been achieved by our operating segments and the competitive and economic factors mentioned above, we expect (i) the pace of our operating cash flow margin expansion to slow in 2009, as compared to 2008, and (ii) the operating cash flows of most of our reportable segments to grow at lower organic rates in 2009, as compared to 2008. No assurance can be given that we will be able to maintain or continue to expand the operating cash flow margins of our operating segments. For additional information, see the discussion of the operating and SG&A expenses and the operating cash flow margins of our reportable segments under Discussion and Analysis of our Reportable Segments below.

Over the next few years, we believe that we will be challenged to maintain or improve our 2008 organic revenue and RGU growth rates as we expect that competition will continue to grow and that the markets for certain of our service offerings will continue to mature. During this time frame, we expect that (i) increases in our digital cable, telephony, broadband internet and DTH RGUs will more than offset decreases in our analog cable RGUs and (ii) the ARPU of our reportable segments will remain relatively unchanged, as the negative impact of competitive factors, particularly with respect to our broadband internet and telephony services, is expected to largely offset the positive impacts of (a) the continued migration of video subscribers from analog to digital cable services and (b) other improvements in the mix of services provided to our subscriber base. We also believe that during this time frame we will see (i) modest improvements in our operating cash flow margins and (ii) declines in our aggregate capital expenditures and capital lease additions, as a percentage of revenue. In addition, we expect that we will be challenged to maintain or improve our current subscriber retention rates as competition grows. To the extent that we experience higher subscriber disconnect rates, we expect that it will be more difficult to control certain components of our operating, marketing and capital costs. Our expectations with respect to the items discussed in this paragraph are subject to competitive, technological and regulatory developments and other factors outside of our control, and no assurance can be given that actual results in future periods will not differ materially from our expectations.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. As noted above, we expect that the percentage of revenue represented by our aggregate capital expenditures and capital lease additions will decline over the next few years, due primarily to our belief that the capital required to upgrade our broadband communications networks will decline over this time frame. No assurance can be given that actual results will not differ materially from our expectations as factors outside of our control, such as significant increases in competition, the introduction of new technologies or adverse regulatory initiatives, could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that our future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

Our analog video service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in most markets, incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and high definition television services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We began offering ultra high-speed internet services in Japan in 2007 and the Netherlands in 2008, with download speeds ranging up to 160 Mbps in Japan and up to 120 Mbps in the Netherlands. We expect to expand the availability of ultra high-speed internet services during 2009.

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary, Japan and the Netherlands, we also provide circuit-switched telephony services. Telephony services in the remaining markets are provided using VoIP technology. In select markets, including Australia, we also offer mobile telephony services using third-party networks.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2008, 2007 and 2006 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to the timing of an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 38.0% and 27.0% of our U.S. dollar revenue during 2008 was derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates from a translation perspective are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For additional information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming services. At December 31, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes, minority interests and discontinued operations, see note 21 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for (i) 2008 as compared to 2007 and (ii) 2007 as compared to 2006. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency translation effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2008, 2007 and 2006 at the end of this section.

Substantially all of the significant increases during 2007, as compared to 2006, in the revenue, operating expenses and SG&A expenses of our Telenet (Belgium) segment are attributable to the effects of our January 1, 2007 consolidation of Telenet, and accordingly, we do not separately discuss these increases below.

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

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation. Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning adverse regulatory developments in the Netherlands, see note 20 to our consolidated financial statements.

Revenue of our Reportable Segments

Revenue — 2008 compared to 2007

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$1,181.1	$1,060.6	$120.5	11.4	3.9
Switzerland	1,017.0	873.9	143.1	16.4	4.9
Austria	538.0	503.1	34.9	6.9	(0.4)
Ireland	355.8	307.2	48.6	15.8	7.9

Total Western Europe	3,091.9	2,744.8	347.1	12.6	3.9

Hungary	405.9	377.1	28.8	7.6	0.2
Other Central and Eastern Europe	949.9	806.1	143.8	17.8	5.9

Total Central and Eastern Europe	1,355.8	1,183.2	172.6	14.6	4.1

Central and corporate operations	10.5	11.1	(0.6)	(5.4)	(14.5)

Total UPC Broadband Division	4,458.2	3,939.1	519.1	13.2	3.9
Telenet (Belgium)	1,509.0	1,291.3	217.7	16.9	9.4
J:COM (Japan)	2,854.2	2,249.5	604.7	26.9	11.3
VTR (Chile)	713.9	634.9	79.0	12.4	11.6
Corporate and other	1,110.7	975.7	135.0	13.8	10.6
Intersegment eliminations	(84.9)	(87.2)	2.3	2.6	9.0

Total consolidated LGI	$10,561.1	$9,003.3	$1,557.8	17.3	7.9

The Netherlands.  The Netherlands’ revenue increased $120.5 million or 11.4% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, the Netherlands’ revenue increased $41.4 million or 3.9%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue is due to (i) higher ARPU and (ii) a higher number of average RGUs during 2008, as compared to 2007. ARPU was higher during 2008, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of telephony, digital cable and broadband internet RGUs, (ii) January 2008 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from premium digital services and products, were only partially offset by the negative impacts of (a) increased competition, (b) changes in telephony subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans and (c) customers selecting lower-priced tiers of broadband internet services. The increase in average RGUs is attributable to an increase in average telephony, digital cable and broadband internet RGUs that was only partially offset by a decline in average analog cable RGUs. The decline in the Netherlands’ average analog cable RGUs is primarily attributable to (i) the migration of certain analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in subscription revenue during 2008 also includes a $6.8 million increase that is primarily related to favorable analog cable rate settlements with certain municipalities, with $4.5 million of the increase occurring during the fourth quarter of 2008. The decrease in the

Netherlands’ non-subscription revenue is primarily attributable to (i) a decrease in revenue from B2B services, as increased competition has led to the loss of certain B2B contracts, and (ii) lower revenue from installation fees as a result of higher discounting and lower subscriber additions.

Switzerland.  Switzerland’s revenue increased $143.1 million or 16.4% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, Switzerland’s revenue increased $42.7 million or 4.9%. This increase is attributable to an increase in subscription revenue, due to (i) a higher number of average RGUs and (ii) higher ARPU during 2008. The increase in average RGUs is attributable to increases in average digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in average analog cable RGUs. ARPU was higher during 2008, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2008 price increase for analog and digital cable services and (iii) Switzerland’s digital migration efforts were only partially offset by the negative impacts of (a) increased competition, (b) lower telephony call volumes, (c) customers selecting lower-priced tiers of broadband internet services and (d) a lower-priced tier of digital cable services and a decrease in the rental price charged for digital cable set-top boxes that Switzerland began offering in April 2007 to comply with the regulatory framework established by the Swiss Price Regulator in November 2006. Switzerland’s non-subscription revenue remained relatively constant during 2008, as a decrease in interconnect revenue was offset by individually insignificant net increases in other components of non-subscription revenue. The decrease in interconnect revenue primarily is attributable to reductions in interconnect tariffs that were imposed by a regulatory authority during the fourth quarter of 2008. These tariff reductions, which were retroactive to January 1, 2007, resulted in decreases in interconnect revenue of $2.2 million for the year ended December 31, 2008 and $4.4 million for the fourth quarter of 2008, each as compared to the corresponding prior year period.

Austria.  Austria’s revenue increased $34.9 million or 6.9% during 2008, as compared to 2007. This increase includes $22.0 million attributable to the impacts of the October 2007 Tirol acquisition and another less significant acquisition. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, Austria’s revenue decreased $23.9 million or 4.8%. Most of this decrease is attributable to a decrease in subscription revenue, as the negative impact of lower ARPU was only partially offset by the positive impact of a higher number of average RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the significant competition we are experiencing in Austria, includes declines in revenue from broadband internet and telephony services that were only partially offset by an increase in revenue from video services. ARPU decreased during 2008, as compared to 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and digital cable services, (c) lower telephony call volumes and (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. The increase in average RGUs is attributable to increases in average digital cable and telephony RGUs that were only partially offset by decreases in average analog cable and, to a lesser extent, broadband internet RGUs. Non-subscription revenue in Austria decreased slightly during 2008, as compared to 2007, as a decrease in installation revenue was only partially offset by individually insignificant net increases in other components of non-subscription revenue. In light of current competitive and economic conditions, we expect that Austria will continue to be challenged to maintain or increase the amount of its local currency revenue during 2009.

Ireland.  Ireland’s revenue increased $48.6 million or 15.8% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, Ireland’s revenue increased $24.4 million or 7.9%. Most of this increase is attributable to an increase in subscription revenue as a result of (i) higher ARPU and (ii) a slightly higher number of average RGUs during 2008, as compared to 2007. ARPU increased during 2008, as the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) a January 2008 price increase for certain analog cable, digital cable and MMDS video services, (iii) an increase in the proportion of broadband internet customers selecting higher-priced tiers of service and (iv) a July 2008 price increase for certain broadband internet services were only partially offset by the negative impact of increased competition. The increase in average RGUs is attributable to increases in the average number of broadband internet, telephony and digital cable RGUs that were largely offset by declines in average analog cable and MMDS video RGUs.

Hungary.  Hungary’s revenue increased $28.8 million or 7.6% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, Hungary’s revenue increased $0.6 million or 0.2%, as a decline in subscription revenue was more than offset by an increase in non-subscription revenue. Subscription revenue declined during 2008, as the negative impact of lower ARPU was only partially offset by the positive impact of a higher number of average RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the significant competition we are experiencing in Hungary, includes a decline in revenue from video services that was only partially offset by increases in revenue from broadband internet and telephony services. ARPU declined during 2008, as compared to 2007, as the positive impacts of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband internet and digital cable RGUs and (ii) a January 2008 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet and video services and (c) changes in telephony subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans. The increase in average RGUs is attributable to increases in average broadband internet, telephony, digital cable and, to a lesser extent, DTH RGUs that were only partially offset by a decline in average analog cable RGUs. The decline in average analog cable RGUs is primarily due to (i) the migration of analog cable subscribers to digital cable following the second quarter 2008 launch of digital cable services and (ii) the effects of competition. The increase in non-subscription revenue during 2008 is primarily attributable to an increase in B2B revenue.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $143.8 million or 17.8% during 2008, as compared to 2007. This increase includes $13.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $34.7 million or 4.3%. Most of this increase is attributable to an increase in subscription revenue as a result of the positive impact of higher average RGUs during 2008 that was only partially offset by the negative impact of lower ARPU. The increase in average RGUs is attributable to increases in average broadband internet RGUs (mostly in Poland, Romania and the Czech Republic) and telephony RGUs (mostly related to the expansion of VoIP telephony services in the Czech Republic, Poland and Romania), that were only partially offset by a decline in average video RGUs. The decline in average video RGUs is attributable to decreases in Romania and, to a lesser extent, the Czech Republic and Slovakia that were only partially offset by small increases in Poland and Slovenia. ARPU declined in our Other Central and Eastern Europe segment during 2008, as compared to 2007, as the positive impacts of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable (due in part to the second quarter 2008 launch of digital cable services in Poland and Slovakia) and broadband internet RGUs and (ii) rate increases for video services in certain countries were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers and (c) changes in subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania and the Czech Republic. In Romania, competition has contributed to (i) an organic decline in total RGUs during the three months ended December 31, 2008 and (ii) declines in ARPU, video revenue and overall revenue during 2008, as compared to 2007. In response to the elevated level of competition in Romania, we have implemented aggressive pricing and marketing strategies. These strategies, which contributed to the organic decline in Romania’s revenue, were implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods. In the case of the Czech Republic, competition has contributed to declines during 2008, as compared to 2007, in (i) ARPU from all product categories and (ii) revenue from video services. We expect that we will continue to experience significant competition in future periods in Romania, the Czech Republic and other markets within our Other Central and Eastern Europe segment.

Telenet (Belgium).  Telenet’s revenue increased $217.7 million or 16.9% during 2008, as compared to 2007. This increase includes $40.8 million attributable to the impact of the October 1, 2008 Interkabel Acquisition and another less significant acquisition. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, Telenet’s revenue increased $80.4 million or 6.2%. Most of this increase is attributable to an increase in subscription revenue due to (i) a higher number of average RGUs during 2008, as compared to 2007 and (ii) a slight increase in ARPU. The increase in average RGUs primarily is attributable to increases in the average number of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. ARPU increased slightly during 2008, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) an August 2007 price increase for analog cable services, (iii) an increase in revenue from premium digital cable services, such as video-on-demand, and (iv) an increase in revenue from set-top box rentals due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes were largely offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services. The decline in ARPU from telephony services reflects an increasing proportion of subscribers selecting fixed-rate calling plans and lower rates for fixed-to-mobile voice traffic. An increase in non-subscription revenue also contributed to the increase in revenue during 2008, as an increase in B2B revenue was only partially offset by lower revenue from set-top box sales and interconnect fees. The decrease in interconnect fees is due primarily to reductions in fixed-line termination rates imposed by regulatory authorities. As a result of a further 60% reduction in these rates that took effect on January 1, 2009, Telenet estimates that it will experience a decline in its interconnect revenue from 2008 to 2009 that will range from €10.0 million ($14.0 million) to €12.0 million ($16.7 million).

J:COM (Japan).  J:COM’s revenue increased $604.7 million or 26.9% during 2008, as compared to 2007. This increase includes $100.0 million attributable to the aggregate impact of the September 2007 acquisition of JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s revenue increased $153.4 million or 6.8%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of telephony, broadband internet and video RGUs during 2008. ARPU remained relatively constant during 2008, as compared to 2007, as the positive impacts of (i) a higher proportion of digital cable RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, and (iii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) higher bundling discounts and (b) lower telephony call volumes.

VTR (Chile).  VTR’s revenue increased $79.0 million or 12.4% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s revenue increased $73.4 million or 11.6%. This increase is attributable to an increase in subscription revenue, due primarily to higher average numbers of broadband internet, telephony and video RGUs during 2008 and, to a lesser extent, a slight increase in ARPU. ARPU increased slightly during 2008, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, (ii) September 2007, March 2008 and September 2008 inflation adjustments for certain video, broadband internet and telephony services and (iii) the continued migration of certain telephony subscribers to an unlimited fixed-rate calling plan were only partially offset by the negative impacts of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, and (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services.

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

N.M. — Not Meaningful.

The Netherlands.  The Netherlands’ revenue increased $136.7 million or 14.8% during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, the Netherlands’ revenue increased $48.0 million or 5.2%. This increase is attributable to an increase in subscription revenue, primarily due to higher average RGUs, as increases in average telephony and broadband internet RGUs were only partially offset by a decline in average video RGUs. The decline in average video RGUs includes a decline in average analog cable RGUs that was not fully offset by a gain in average digital cable RGUs. The decline in average video RGUs is largely due to (i) the migration of certain analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We believe that most of the declines in the Netherlands’ analog cable RGUs during 2007 were attributable to this competition. ARPU was relatively unchanged during 2007, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) growth in the Netherlands’ digital cable services and (iii) a January 2007 price increase for certain analog cable services were offset by the negative impacts of (a) increased competition and (b) a higher proportion of broadband internet customers selecting lower-priced tiers of service. Subscription revenue for the 2006 period includes $9.6 million related to the release of deferred revenue (including $4.8 million that was released during the fourth quarter of 2006) in connection with rate settlements with certain municipalities. There were no such rate settlements during 2007.

As compared to 2006, the net number of digital cable RGUs added by the Netherlands during 2007 declined substantially. This decline was due in part to an emphasis on more selective marketing strategies. Although the Netherlands’ emphasis on more selective marketing strategies resulted in a more gradual pacing of the Netherlands digital migration efforts, we also saw the positive impact of these strategies in 2007 in the form of reductions in certain marketing, operating and capital costs and improved subscriber retention rates.

Switzerland.  Switzerland’s revenue increased $102.1 million or 13.2% during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, Switzerland’s revenue increased $64.3 million or 8.3%. Most of this increase is attributable to an increase in subscription revenue, as the number of average broadband internet, telephony and video RGUs was higher during 2007, as compared to 2006. ARPU remained relatively constant during 2007, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of telephony, broadband internet and digital cable RGUs, and (ii) Switzerland’s digital migration efforts was offset by the negative impacts of (a) increased competition, (b) lower telephony call volumes, (c) customers selecting lower-priced tiers of broadband internet services and (d) Switzerland’s adoption of certain provisions of the regulatory framework established by the Swiss Price Regulator in November 2006. In order to comply with this regulatory framework, Switzerland began offering a lower-priced tier of digital cable services and decreased the rental price charged for digital cable set-top boxes during the second quarter of 2007. An increase in revenue from B2B services and other non-subscription revenue also contributed to the increase in Switzerland’s revenue.

Austria.  Austria’s revenue increased $83.1 million or 19.8% during 2007, as compared to 2006. This increase includes a $20.8 million increase that is attributable to the impacts of the March 2006 INODE acquisition and the October 2007 Tirol acquisition. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, Austria’s revenue increased $20.9 million or 5.0%. The majority of this increase is attributable to an increase in subscription revenue, as the number of average broadband internet RGUs and, to a lesser extent, telephony and video RGUs, was higher during 2007, as compared to 2006. ARPU remained relatively unchanged during 2007, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of broadband internet RGUs, and (ii) a January 2007 rate increase for analog cable services were offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet service, (c) lower telephony call volumes and (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. Telephony revenue in Austria decreased slightly on an organic basis during 2007, as the negative effect of the decrease in telephony ARPU was only partially offset by the positive impact of higher average telephony RGUs. An increase in revenue from B2B services also contributed to the increase in Austria’s revenue during 2007.

Ireland.  Ireland’s revenue increased $44.6 million or 17.0% during 2007 as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, Ireland’s revenue increased $19.1 million or 7.3%. This increase is attributable to an increase in subscription revenue as a result of higher average RGUs and slightly higher ARPU during 2007, as compared to 2006. The increase in average RGUs primarily is attributable to an increase in the average number of broadband internet RGUs. The increase in ARPU during 2007 primarily is due to the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) a November 2006 price increase for certain broadband internet and MMDS video services and (iii) lower promotional discounts for broadband internet services.

Hungary.  Hungary’s revenue increased $70.0 million or 22.8% during 2007, as compared to 2006. This increase includes $1.9 million attributable to the impact of a January 2007 acquisition. Excluding the effects of the acquisition and foreign currency exchange rate fluctuations, Hungary’s revenue increased $20.9 million or 6.8%. The majority of this increase is attributable to higher subscription revenue, as higher average numbers of broadband internet and telephony RGUs were only partially offset by lower average numbers of analog cable and DTH RGUs. ARPU declined slightly during 2007, as the positive impacts of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of broadband internet RGUs, and (ii) a January 2007 rate increase for analog cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced broadband internet tiers, (c) growth in Hungary’s VoIP telephony service, which generally is priced slightly lower than Hungary’s circuit-switched telephony services, and (d) lower telephony call volumes. Due primarily to the decline in ARPU from telephony services, Hungary also experienced a slight organic decline in revenue from telephony services during 2007, as compared to 2006. Due primarily to competition from alternative providers, Hungary experienced an organic decline in analog cable RGUs during 2007. The majority of Hungary’s analog cable subscriber losses during 2007 occurred in certain municipalities where the technology of our networks limited our ability to create a less expensive tier of service that would have more effectively competed with alternative providers. Due to a decrease in the average number of DTH and analog cable RGUs and lower ARPU from DTH video services as a result of competitive and other factors, Hungary experienced a slight decline in revenue from video services during 2007, as compared to 2006. An increase in revenue from B2B services, which more than offset decreases in certain other categories of non-subscription revenue, also contributed to the increase in Hungary’s revenue during 2007.

Other Central and Eastern Europe.  Other Central and Eastern Europe’s revenue increased $232.1 million or 40.4% during 2007, as compared to 2006. This increase includes $68.5 million attributable to the aggregate impact of the September 2006 consolidation of Karneval and other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, Other Central and Eastern Europe’s revenue increased $69.3 million or 12.1%. This increase primarily is attributable to an increase in subscription revenue as a result of higher average RGUs during 2007, as compared to 2006. The increase in average RGUs during 2007 is attributable to higher average numbers of (i) broadband internet RGUs (mostly in Poland, Romania and the Czech Republic), (ii) telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania) and, (iii) to a much lesser extent, video RGUs as increases in average video RGUs in Slovenia, the Czech Republic and Poland were partially offset by decreases in Romania. ARPU in our Other Central and Eastern Europe segment increased slightly during 2007, as the positive impacts of (i) an improvement in RGU mix, primarily attributable to a higher proportion of broadband internet RGUs, (ii) January 2007 rate increases for video services in certain countries and (iii) somewhat higher ARPU from telephony services due to increased call volumes (primarily in Poland and Romania) were mostly offset by the negative impacts of (a) increased competition and (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services.

J:COM (Japan).  J:COM’s revenue increased $346.8 million or 18.2% during 2007, as compared to 2006. This increase includes a $194.0 million increase that is attributable to the aggregate impact of (i) the September 2007 acquisition of JTV Thematics, (ii) the September 2006 acquisition of Cable West and (iii) other less significant acquisitions. Excluding the effects of these acquisitions and foreign currency exchange rate fluctuations, J:COM’s revenue increased $175.6 million or 9.2%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of video, telephony and broadband internet RGUs during 2007. ARPU remained relatively unchanged during 2007, as the positive impacts of (i) a higher proportion of digital cable RGUs and (ii) a higher proportion of customers selecting higher-priced tiers of broadband internet services were largely offset by the negative impacts of (a) higher bundling discounts and (b) lower telephony call volumes.

VTR (Chile).  VTR’s revenue increased $76.0 million or 13.6% during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s revenue increased $65.1 million or 11.7%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of broadband internet, telephony and video RGUs during 2007. ARPU decreased somewhat during 2007, as the positive impacts of (i) inflation adjustments to certain rates for analog cable and broadband internet services, (ii) increases in the proportion of subscribers selecting higher-speed broadband internet services over the lower-speed alternatives and digital cable over analog cable services, and (iii) the migration of a significant number of telephony subscribers to a fixed-rate plan were more than offset by the negative impacts of (a) increased competition, (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services and (c) lower call volumes for telephony subscribers that remained on a usage-based plan.

Operating Expenses of our Reportable Segments

Operating expenses — 2008 compared to 2007

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$362.2	$362.8	$(0.6)	(0.2)	(7.1)
Switzerland	314.8	304.4	10.4	3.4	(6.8)
Austria	178.8	180.0	(1.2)	(0.7)	(7.4)
Ireland	168.6	156.2	12.4	7.9	0.2

Total Western Europe	1,024.4	1,003.4	21.0	2.1	(5.9)

Hungary	148.4	137.7	10.7	7.8	(0.1)
Other Central and Eastern Europe	341.3	295.9	45.4	15.3	5.4

Total Central and Eastern Europe	489.7	433.6	56.1	12.9	3.7

Central and corporate operations	62.5	80.7	(18.2)	(22.6)	(27.0)

Total UPC Broadband Division	1,576.6	1,517.7	58.9	3.9	(4.3)
Telenet (Belgium)	542.9	486.4	56.5	11.6	4.7
J:COM (Japan)	1,086.1	890.2	195.9	22.0	7.0
VTR (Chile)	297.3	272.6	24.7	9.1	8.5
Corporate and other	678.6	624.6	54.0	8.6	5.2
Intersegment eliminations	(78.8)	(86.5)	7.7	8.9	14.9

Total operating expenses excluding stock-based compensation expense	4,102.7	3,705.0	397.7	10.7	2.4

Stock-based compensation expense	9.7	12.2	(2.5)	(20.5)

Total consolidated LGI	$4,112.4	$3,717.2	$395.2	10.6

General.  Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $58.9 million or 3.9% during 2008, as compared to 2007. This increase includes

$12.6 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s operating expenses decreased $77.9 million or 5.1%. This decrease includes the following factors:

•	A decrease in interconnect and access costs of $28.2 million or 11.4%, due primarily to (i) lower interconnect and access rates in Austria, Switzerland and the Netherlands, (ii) lower B2B volume in the Netherlands, (iii) decreased telephony usage in Austria and (iv) reductions in interconnect tariffs in Switzerland that were imposed by a regulatory authority during the fourth quarter of 2008. These tariff reductions, which were retroactive to January 1, 2007, resulted in decreases in interconnect expense of $1.3 million for the year ended December 31, 2008 and $2.8 million for the fourth quarter of 2008, each as compared to the corresponding prior year period;

•	Decreases in personnel costs of $17.5 million or 5.8%, due largely to (i) decreased staffing levels, particularly in (a) the Netherlands, in connection with the integration of certain components of the Netherlands’ operations, (b) Switzerland and Austria, in connection with the increased usage of third parties to manage excess call volume and (c) Romania, in connection with certain restructuring activities, and (ii) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment for digital cable services;

•	A decrease in network related expenses of $10.2 million or 6.4%, primarily due to (i) cost containment efforts in Switzerland and the Netherlands and (ii) a $2.8 million energy tax credit received by the Netherlands during the fourth quarter of 2008;

•	A decrease in management fees of $8.8 million, primarily due to the renegotiation of an agreement with the minority interest owner of one of our operating subsidiaries in Austria;

•	An increase in outsourced labor and consulting fees of $7.8 million or 7.0%, associated with the use of third parties to manage excess call center volume, primarily in Switzerland, Austria and the Czech Republic. This increase, which was due in part to growth in digital cable services, was partially offset by a decrease in Ireland associated with higher costs during 2007 related to a billing system conversion and the integration of certain call center operations;

•	An increase in programming and related costs of $5.2 million or 1.6%, primarily due to growth in digital cable services, predominantly in the Netherlands, Austria and Switzerland. These increases were partially offset by decreases in programming and related costs as a result of lower analog cable RGUs in Romania, Hungary, the Czech Republic and Ireland;

•	A decrease in bad debt expense of $1.0 million, primarily due to reductions in bad debt expense in Switzerland, Austria and to a lesser extent, the Czech Republic, the Netherlands, and Ireland, due largely to improved credit and collection procedures. These decreases were largely offset by a $7.5 million increase in bad debt expense in Romania. In light of Romania’s ongoing efforts to improve credit and collection policies, we expect Romania’s bad debt expense to decline in 2009; and

•	Individually insignificant net decreases in other operating expense categories.

Telenet (Belgium).  Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $56.5 million or 11.6% during 2008, as compared to 2007. This increase includes $20.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Telenet’s operating expenses increased $2.7 million or 0.6%. This increase includes the following factors:

•	A decrease in the cost of set-top boxes sold to customers of $18.4 million or 52.0%, mostly due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes;

•	An increase in outsourced labor and consulting fees of $10.4 million or 33.4%, due primarily to (i) increased expenses associated with installation and other customer-facing activities and (ii) the temporary replacement of certain full time employees with outside contractors;

•	An increase in programming and related costs of $7.3 million or 7.0%, as an increase associated with the growth in Telenet’s digital cable services was only partially offset by a $4.1 million decrease associated with accrual releases in connection with certain copyright fee settlements;

•	An increase in call overflow fees of $4.8 million or 22.9%, primarily due to increases in staffing levels to manage excess call center volume associated with digital video services;

•	An increase in personnel costs of $2.2 million or 2.4%, as increases associated with (i) annual wage increases and (ii) increased severance costs were only partially offset by decreases associated with (a) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment and network upgrades and (b) reduced staffing levels related to the outsourcing of certain programming operations; and

•	Individually insignificant net decreases in other operating expense categories.

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $195.9 million or 22.0% during 2008, as compared to 2007. This increase includes $32.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, J:COM’s operating expenses increased $30.4 million or 3.4%. This increase includes the following factors:

•	An increase in interconnect and access charges of $11.2 million or 12.6%, primarily due to a higher number of broadband internet and telephony subscribers;

•	An increase in programming and related costs of $8.4 million or 3.4%, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services; and

•	An increase in personnel costs of $4.1 million or 2.5%, primarily due to higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $24.7 million or 9.1% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s operating expenses increased $23.3 million or 8.5%. This increase includes the following factors:

•	An increase in programming and related costs of $12.5 million or 17.3%, due primarily to increases in the average number of VTR’s video RGUs, an increasing proportion of which consists of digital cable RGUs;

•	An increase in interconnect and access charges of $8.2 million or 14.7%, due primarily to (i) a higher volume of traffic associated with increases in VTR’s telephony RGUs and (ii) increased costs associated with (a) increased usage of broadband internet services, due in part to speed upgrades that were completed in March 2008 and November 2008, and (b) an increase in VTR’s broadband internet RGUs;

•	An increase in personnel costs of $3.1 million or 5.9%, largely due to periodic wage increases, including inflation adjustments; and

•	An increase in bad debt expense of $1.6 million, as increases associated with RGU growth and weak economic conditions in Chile were only partially offset by the second quarter 2008 reversal of a $3.2 million bad debt reserve in connection with the settlement of an interconnect fee dispute.

Operating expenses — 2007 compared to 2006

					Increase
	Year ended		Increase		(decrease)
	December 31,		(decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$362.8	$328.2	$34.6	10.5	1.4
Switzerland	304.4	268.9	35.5	13.2	8.1
Austria	180.0	152.8	27.2	17.8	8.2
Ireland	156.2	136.5	19.7	14.4	5.0

Total Western Europe	1,003.4	886.4	117.0	13.2	5.1

Hungary	137.7	116.8	20.9	17.9	3.0
Other Central and Eastern Europe	295.9	217.8	78.1	35.9	20.1

Total Central and Eastern Europe	433.6	334.6	99.0	29.6	14.1

Central and corporate operations	80.7	77.8	2.9	3.7	(5.3)

Total UPC Broadband Division	1,517.7	1,298.8	218.9	16.9	6.8
Telenet (Belgium)	486.4	12.8	473.6	N.M.	N.M.
J:COM (Japan)	890.2	788.3	101.9	12.9	14.1
VTR (Chile)	272.6	255.7	16.9	6.6	4.8
Corporate and other	624.6	481.0	143.6	29.9	18.7
Intersegment eliminations	(86.5)	(71.8)	(14.7)	(20.5)	(9.9)

Total operating expenses excluding stock-based compensation expense	3,705.0	2,764.8	940.2	34.0	26.3

Stock-based compensation expense	12.2	7.0	5.2	74.3

Total consolidated LGI	$3,717.2	$2,771.8	$945.4	34.1

N.M. — Not Meaningful.

UPC Broadband Division.  The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $218.9 million or 16.9% during 2007, as compared to 2006. This increase includes a $34.5 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s operating expenses increased $54.3 million or 4.2%, primarily due to the net effect of the following factors:

•	An increase in outsourced labor and consulting fees of $16.6 million or 20.4% during 2007, due primarily to (i) the use of third parties to manage excess call center volume associated with growth in digital cable, broadband internet and VoIP telephony services, primarily in Switzerland and Ireland, and (ii) increased costs related to network maintenance and upgrade activity in Ireland;

•	An increase in programming and related costs of $16.1 million or 6.0% during 2007, primarily due to an increase in costs for content and interactive digital services related to subscriber growth on the digital platform, primarily in the Netherlands;

•	An increase in interconnect costs of $14.2 million or 5.0% during 2007, primarily due to growth in telephony subscribers in the Netherlands;

•	A decrease in personnel costs of $14.1 million or 4.9% during 2007, largely due to decreased headcount in (i) the Netherlands, primarily due to the integration of the Netherlands’ B2B and broadband communications

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

J:COM (Japan).  J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $101.9 million or 12.9%, during 2007, as compared to 2006. This increase includes a $66.6 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, J:COM’s operating expenses increased $44.5 million or 5.6%. This increase, which is primarily attributable to growth in J:COM’s subscriber base, includes the following factors:

•	An increase in programming and related costs of $22.4 million or 9.9% as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services;

•	An increase in personnel costs of $11.4 million or 7.6%; and

•	Individually insignificant net increases in other operating expense categories.

VTR (Chile).  VTR’s operating expenses (exclusive of stock-based compensation expense) increased $16.9 million or 6.6%, during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s operating expenses increased $12.3 million or 4.8%. This increase, which is due largely to the increased scope of VTR’s business, is primarily attributable to (i) a $5.0 million or 18.4% increase in technical services and network maintenance costs and (ii) a $4.8 million or 7.2% increase in programming and related costs.

SG&A Expenses of our Reportable Segments

SG&A expenses — 2008 compared to 2007

					Increase
	Year ended		Increase		(decrease)
	December 31,		(decrease)		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$137.5	$141.3	$(3.8)	(2.7)	(9.8)
Switzerland	160.4	150.2	10.2	6.8	(3.8)
Austria	86.5	85.6	0.9	1.1	(5.2)
Ireland	44.2	46.3	(2.1)	(4.5)	(12.1)

Total Western Europe	428.6	423.4	5.2	1.2	(7.0)

Hungary	45.8	49.5	(3.7)	(7.5)	(13.6)
Other Central and Eastern Europe	117.9	106.2	11.7	11.0	0.9

Total Central and Eastern Europe	163.7	155.7	8.0	5.1	(3.7)

Central and corporate operations	183.0	168.2	14.8	8.8	1.6

Total UPC Broadband Division	775.3	747.3	28.0	3.7	(4.4)
Telenet (Belgium)	239.5	207.8	31.7	15.3	8.1
J:COM (Japan)	577.1	447.7	129.4	28.9	13.0
VTR (Chile)	121.1	113.1	8.0	7.1	4.8
Corporate and other	218.4	215.3	3.1	1.4	(0.6)
Inter-segment eliminations	(6.1)	(0.7)	(5.4)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,925.3	1,730.5	194.8	11.3	2.4

Stock-based compensation expense	143.8	181.2	(37.4)	(20.6)

Total consolidated LGI	$2,069.1	$1,911.7	$157.4	8.2

N.M. — Not Meaningful.

General.  SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $28.0 million or 3.7% during 2008, as compared to 2007. This increase includes $4.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $36.9 million or 4.9%. This decrease includes the following factors:

•	A decrease in sales and marketing costs of $17.1 million or 8.6%, due primarily to decreases related to (i) the Netherlands’ continued emphasis during the 2008 periods on more efficient marketing strategies, (ii) cost containment efforts in Hungary and Austria and (iii) decreased costs due to a UPC rebranding campaign during 2007. These decreases were partially offset by (i) an increase in the costs incurred in Poland to support the launch of digital cable services and (ii) an increase associated with the impact of a favorable first quarter 2007 settlement related to number porting charges in Switzerland;

•	A decrease in outsourced labor and professional fees of $12.0 million or 17.1%, due primarily to decreases in certain central and corporate costs and certain costs incurred in the Netherlands, Ireland, Switzerland and Romania;

•	A decrease in personnel costs of $4.7 million or 1.5%, as increases in personnel and related costs allocable to capital activities, such as the installation of billing and support systems were only partially offset by the impacts of increases in staffing levels and annual wage increases; and

•	A $4.3 million decrease associated with Cablecom’s favorable settlement of a value added tax contingency during the fourth quarter of 2008.

Telenet (Belgium).  Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $31.7 million or 15.3% during 2008, as compared to 2007. This increase includes $3.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, Telenet’s SG&A expenses increased $13.5 million or 6.5%. This increase includes the followings factors:

•	An increase in outsourced labor and professional fees of $6.0 million or 26.8%, primarily related to certain information technology projects and strategic initiatives performed during 2008;

•	An increase in personnel costs of $4.8 million or 6.1%, as the impacts of (i) annual wage increases and (ii) a $4.3 million increase in severance costs were only partially offset by decreased costs associated with reduced staffing levels;

•	An increase in sales and marketing costs of $6.3 million or 8.0%, primarily due to increased sales commissions; and

•	Individually insignificant net decreases in other SG&A expense categories.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $129.4 million or 28.9% during 2008, as compared to 2007. This increase includes $36.1 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, J:COM’s SG&A expenses increased $22.1 million or 4.9%. This increase includes (i) an increase in personnel costs of $17.7 million or 5.5% that is due primarily to higher staffing levels and annual wage increases and (ii) individually insignificant net increases in other SG&A expense categories.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $8.0 million or 7.1% during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s SG&A expenses increased $5.4 million or 4.8%. This increase includes (i) an increase in legal fees of $1.6 million, due primarily to the second quarter 2008 settlement of an interconnect fee dispute, (ii) an increase in personnel costs of $1.2 million or 3.1%, largely due to periodic wage increases, including inflation adjustments, and (iii) increases in utility costs and other individually insignificant net increases in other expense categories.

SG&A expenses — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$141.3	$143.8	$(2.5)	(1.7)	(9.8)
Switzerland	150.2	149.2	1.0	0.7	(3.9)
Austria	85.6	71.5	14.1	19.7	9.5
Ireland	46.3	46.2	0.1	0.2	(7.4)

Total Western Europe	423.4	410.7	12.7	3.1	(4.0)

Hungary	49.5	45.0	4.5	10.0	(3.8)
Other Central and Eastern Europe	106.2	91.8	14.4	15.7	2.9

Total Central and Eastern Europe	155.7	136.8	18.9	13.8	0.7

Central and corporate operations	168.2	146.3	21.9	15.0	5.3

Total UPC Broadband Division	747.3	693.8	53.5	7.7	(1.1)
Telenet (Belgium)	207.8	6.9	200.9	N.M.	N.M.
J:COM (Japan)	447.7	375.8	71.9	19.1	20.3
VTR (Chile)	113.1	104.7	8.4	8.0	6.2
Corporate and other	215.3	201.0	14.3	7.1	2.0
Inter-segment eliminations	(0.7)	0.7	(1.4)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,730.5	1,382.9	347.6	25.1	19.1

Stock-based compensation expense	181.2	63.0	118.2	187.6

Total consolidated LGI	$1,911.7	$1,445.9	$465.8	32.2

N.M. — Not Meaningful.

UPC Broadband Division.  The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $53.5 million or 7.7%, during 2007 as compared to 2006. This increase includes $21.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, the UPC Broadband Division’s SG&A expenses decreased $29.0 million or 4.2%. The decrease in the UPC Broadband Division’s SG&A expenses primarily is attributable to the following factors:

•	A decrease in personnel costs of $14.6 million or 5.0% during 2007, due to lower staffing levels, primarily due to the integration of certain components of our operations within the Czech Republic, the Netherlands and Ireland;

•	A decrease in sales and marketing expenses of $5.1 million or 2.9% during 2007, primarily related to (i) lower costs incurred in connection with the Netherlands digital migration efforts, primarily due to an emphasis on more selective marketing strategies, (ii) a decrease in sales and marketing costs in Hungary, primarily due to cost containment efforts, and (iii) a decrease associated with the impact of a favorable first quarter 2007 settlement related to number porting charges in Switzerland. These decreases were partially offset by increased sales and marketing expenses in Ireland, Romania and Austria, primarily due to competitive factors; and

•	A decrease in outsourced labor and consulting costs of $4.9 million or 23.5% during 2007, primarily due to professional fees incurred in Switzerland during 2006 related to integration activities subsequent to the acquisition of Cablecom.

J:COM (Japan).  J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $71.9 million or 19.1% during 2007, as compared to 2006. This increase includes $57.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, J:COM’s SG&A expenses increased $18.9 million or 5.0%. This increase primarily is attributable to an increase in personnel costs of $16.2 million or 5.8% associated with higher staffing levels and annual wage increases.

VTR (Chile).  VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $8.4 million or 8.0% during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, VTR’s SG&A expenses increased $6.5 million or 6.2%. This increase, which is due largely to the increased scope of VTR’s business, is primarily attributable to an increase in labor and related costs (including consulting and outsourced labor) of $4.2 million or 12.6%.

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

Operating Cash Flow — 2008 compared to 2007

	Year ended				Increase
	December 31,		Increase		excluding FX
	2008	2007	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$681.4	$556.5	$124.9	22.4	14.6
Switzerland	541.8	419.3	122.5	29.2	16.5
Austria	272.7	237.5	35.2	14.8	6.6
Ireland	143.0	104.7	38.3	36.6	28.6

Total Western Europe	1,638.9	1,318.0	320.9	24.3	14.9

Hungary	211.7	189.9	21.8	11.5	3.9
Other Central and Eastern Europe	490.7	404.0	86.7	21.5	7.6

Total Central and Eastern Europe	702.4	593.9	108.5	18.3	6.4

Central and corporate operations	(235.0)	(237.8)	2.8	1.2	7.3

Total UPC Broadband Division	2,106.3	1,674.1	432.2	25.8	15.0
Telenet (Belgium)	726.6	597.1	129.5	21.7	13.7
J:COM (Japan)	1,191.0	911.6	279.4	30.6	14.5
VTR (Chile)	295.5	249.2	46.3	18.6	17.9
Corporate and other	213.7	135.8	77.9	57.4	52.8

Total	$4,533.1	$3,567.8	$965.3	27.1	16.3

Operating Cash Flow — 2007 compared to 2006

					Increase
	Year ended				(decrease)
	December 31,		Increase (decrease)		excluding FX
	2007	2006	$	%	%
	in millions

UPC Broadband Division:
The Netherlands	$556.5	$451.9	$104.6	23.1	12.7
Switzerland	419.3	353.7	65.6	18.5	13.6
Austria	237.5	195.7	41.8	21.4	11.4
Ireland	104.7	79.9	24.8	31.0	19.7

Total Western Europe	1,318.0	1,081.2	236.8	21.9	13.3

Hungary	189.9	145.3	44.6	30.7	14.5
Other Central and Eastern Europe	404.0	264.4	139.6	52.8	34.4

Total Central and Eastern Europe	593.9	409.7	184.2	45.0	27.4

Central and corporate operations	(237.8)	(206.2)	(31.6)	(15.3)	(5.2)

Total UPC Broadband Division	1,674.1	1,284.7	389.4	30.3	19.1
Telenet (Belgium)	597.1	24.1	573.0	N.M.	N.M.
J:COM (Japan)	911.6	738.6	173.0	23.4	24.7
VTR (Chile)	249.2	198.5	50.7	25.5	23.3
Corporate and other	135.8	90.3	45.5	50.4	31.9

Total	$3,567.8	$2,336.2	$1,231.6	52.7	43.8

N.M. — Not Meaningful

Operating Cash Flow Margin — 2008, 2007 and 2006

The following table sets forth the operating cash flow margins of our reportable segments:

	Year ended December 31,
	2008	2007	2006
		%

UPC Broadband Division:
The Netherlands	57.7	52.5	48.9
Switzerland	53.3	48.0	45.8
Austria	50.7	47.2	46.6
Ireland	40.2	34.1	30.4

Total Western Europe	53.0	48.0	45.5

Hungary	52.2	50.4	47.3
Other Central and Eastern Europe	51.7	50.1	46.1

Total Central and Eastern Europe	51.8	50.2	46.5

Total UPC Broadband Division, including central and corporate costs	47.2	42.5	39.2

Telenet (Belgium)	48.2	46.2	55.0
J:COM (Japan)	41.7	40.5	38.8
VTR (Chile)	41.4	39.3	35.5

The improvement in the operating cash flow margins of our reportable segments during 2008 and 2007 is generally attributable to improved operational leverage resulting from the combined impact of revenue growth, cost containment efforts and synergies and cost savings resulting from the continued integration of acquisitions. The decrease in the operating cash flow margin of our Telenet (Belgium) segment during 2007 is due to the fact that 2006 does not include the results of Telenet. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As compared to 2008, we currently expect that (i) the operating cash flow margins of the UPC Broadband Division and J:COM will improve slightly during 2009 and (ii) the 2009 operating cash flow margins of Telenet and VTR will remain relatively constant. As discussed under Overview and Revenue of our Reportable Segments — Revenue and — Operating Expenses above, we are experiencing significant competition and weak economies in our broadband communications markets. Sustained or increased competition, particularly in combination with a continuation or worsening of the current economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments. No assurance can be given that the actual 2009 operating cash flow margins achieved by our reportable segments will not vary from our current expectations.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

2008 compared to 2007

Revenue

Our revenue by major category is set forth below:

						Increase
						excluding
	Year ended				Increase	acquisitions
	December 31,		Increase		excluding FX	and FX
	2008	2007	$	%	%	%
	in millions

Subscription revenue (a):
Video	$4,953.4	$4,331.8	$621.6	14.3	5.7	3.8
Broadband internet	2,497.0	2,066.9	430.1	20.8	10.9	9.8
Telephony	1,402.4	1,166.0	236.4	20.3	10.8	10.2

Total subscription revenue	8,852.8	7,564.7	1,288.1	17.0	7.9	6.4
Other revenue (b)	1,793.2	1,525.8	267.4	17.5	7.2	1.6
Intersegment eliminations	(84.9)	(87.2)	2.3	2.6	9.0	9.0

Total consolidated LGI	$10,561.1	$9,003.3	$1,557.8	17.3	7.9	5.7

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the individual service’s price on a stand-alone basis. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Our consolidated revenue increased $1,557.8 million during 2008, as compared to 2007. This increase includes $197.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, total consolidated revenue increased $515.6 million or 5.7%.

Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, our consolidated subscription revenue increased $483.8 million or 6.4% during 2008, as compared to 2007. This increase is attributable to (i) a $202.1 million or 9.8% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) a $163.3 million or 3.8% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, and (iii) a $118.4 million or 10.2% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, our consolidated other revenue increased $24.0 million, or 1.6%, during 2008, as compared to 2007. This increase is primarily attributable to an increase in programming revenue that was only partially offset by lower installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue — 2008 compared to 2007 above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our consolidated operating expenses increased $395.2 million during 2008, as compared to 2007. This increase includes $73.5 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $2.5 million during 2008. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $15.1 million or 0.4% during 2008, as compared to 2007. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2008 compared to 2007 above, this increase generally reflects the net impact of (i) increases in programming and other direct costs, (ii) net increases in outsourced labor and consulting fees, (iii) net decreases in interconnect and access charges, (iv) net decreases in network related expenses and (v) less significant net decreases in other operating expense categories.

SG&A expenses

Our consolidated SG&A expenses increased $157.4 million during 2008, as compared to 2007. This increase includes a $44.5 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $37.4 million during 2008. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses decreased $3.1 million or 0.2% during 2008, as compared to 2007. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses above, this decrease generally reflects the net impact of (i) net increases in labor costs, (ii) net decreases in sales and marketing costs and (iii) less significant net decreases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended
	December 31,
	2008	2007
	in millions

LGI Series A, Series B and Series C common stock:
LGI performance plans	$94.4	$108.2
Stock options, SARs, restricted stock and restricted stock units	44.0	47.3

Total LGI common stock	138.4	155.5
Restricted Shares of LGI and Zonemedia (a)	—	16.2
Austar Performance Plan (b)	16.0	9.5
Other	(0.9)	12.2

Total	$153.5	$193.4

Included in:
Operating expense	$9.7	$12.2
SG&A expense	143.8	181.2

Total	$153.5	$193.4

(a)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes stock-based compensation related to restricted shares of Zonemedia and LGI stock held by certain Zonemedia employees of $16.2 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

(b)	Austar began recording stock-based compensation under its performance-based incentive plan on May 2, 2007.

For additional information concerning our stock-based compensation, see note 14 to our consolidated financial statements.

Depreciation and amortization expense

Our consolidated depreciation and amortization expense increased $364.6 million during 2008, as compared to 2007. Excluding the effect of foreign currency exchange rate fluctuations, depreciation and amortization expense increased $140.3 million or 5.6%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions and (iii) decreases associated with certain assets of J:COM, Cablecom and VTR becoming fully depreciated.

Provisions for litigation

We recorded provisions for litigation of (i) $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions, and (ii) $25.0 million during the fourth quarter of 2007, representing the binding agreement that was reached in January 2008 to settle the shareholder litigation related to the LGI Combination. For additional information concerning the Cignal Actions, see note 20 to our consolidated financial statements.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $158.5 million and $43.5 million during 2008 and 2007, respectively. The 2008 amount includes the net effect of (i) a $144.8 million charge associated with the impairment of the goodwill of our Romanian reporting unit, (ii) restructuring charges aggregating $19.1 million, including (a) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations and (b) a $5.6 million charge related to the reorganization of certain of VTR’s administrative and operational functions, and (iii) a $9.2 million gain on the sale of our interests in certain aircraft. For additional information concerning the impairment of the goodwill of our Romanian reporting unit, see note 9 to our consolidated financial statements.

The 2007 amount includes (i) impairment charges aggregating $12.3 million and (ii) restructuring charges aggregating $22.2 million, including an $8.8 million charge associated with the integration of the Netherlands B2B and broadband communications operations.

For additional information concerning our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our interest expense increased $165.3 million during 2008, as compared to 2007. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $101.3 million. This increase reflects the net effect of an increase in our average outstanding indebtedness and a slight decrease in our weighted average interest rate. The slight decrease in our weighted average interest rate is due primarily to (i) a decrease in the weighted average interest rate of our UPC Broadband Holding Bank Facility and (ii) a decrease associated with the refinancing of the LG Switzerland PIK Loan Facility in April 2007. Amortization of deferred financing costs increased $10.9 million during 2008, primarily related to fees incurred in connection with (i) the Telenet Credit Facility in August 2007, (ii) the UPC Broadband Holding Bank Facility in the third quarter of 2008 and the second quarter of 2007 and (iii) the LGJ Holdings Credit Facility in October 2007. For additional information, see note 10 to our consolidated financial statements.

In light of the ongoing disruption in the credit markets, it is possible that the interest rates incurred on our variable-rate indebtedness could increase in future periods. As further discussed under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our consolidated interest and dividend income decreased $23.5 million during 2008, as compared to 2007. This decrease primarily is attributable to a decrease in our average consolidated cash and cash equivalent and restricted cash balances. Our weighted average interest rate remained relatively constant during 2008, as compared to 2007, as lower weighted average interest rates on most of our cash and cash equivalent balances were offset by the full year impact of a higher interest rate earned on our restricted cash collateral account associated with the VTR Bank Facility. This cash collateral account, which was initially funded in May 2007, earns interest at a rate that is significantly higher than the average rate earned by the remainder of our cash and cash equivalent and restricted cash balances. Dividend income decreased during 2008, as an increase in the dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for 2007 includes $18.1 million of dividends earned on our investment in ABC Family preferred stock. The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Year ended
	December 31,
	2008	2007
	in millions

SC Media (a)	$—	$16.7
Other	5.4	17.0

Total	$5.4	$33.7

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

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

	Year ended
	December 31,
	2008	2007
	in millions

Equity-related derivatives (a)	$442.7	$239.8
Cross-currency and interest rate derivative contracts (b)	(392.3)	(150.7)
Foreign currency forward contracts	34.3	(19.3)
Other	(5.8)	2.6

Total	$78.9	$72.4

(a)	Includes (i) gains related to the Sumitomo Collar with respect to the Sumitomo shares held by our company since July 2007, (ii) gains related to the News Corp. Forward and (iii) gains during 2007 related to the call options we held with respect to Telenet ordinary shares. The gains on the Sumitomo Collar and the News Corp. Forward are due primarily to declines in the market price of the respective underlying common stock.

(b)	The loss during 2008 primarily is attributable to the net effect of (i) losses associated with a decrease in market interest rates in all of our currencies, (ii) gains associated with a decrease in the value of the Polish zloty and Romanian lei relative to the euro, (iii) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) losses associated with an increase in the value of the Swiss franc relative to the euro and (v) losses associated with an increase in the value of the euro relative to the U.S. dollar. In addition, the loss during 2008 includes a gain of $106.0 million related to credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements. The loss during 2007 primarily is attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with an increase in market interest rates in euro and Australian dollar markets, (iii) gains associated with a decrease in the value of the Swiss franc relative to the euro and (iv) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar.

For additional information concerning our derivative instruments, see note 7 to our consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

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

	Year ended
	December 31,
	2008	2007
	in millions

Yen denominated debt issued by U.S. subsidiaries	$(349.4)	$(92.7)
U.S. dollar denominated debt issued by a Latin American subsidiary	(112.4)	33.4
U.S. dollar denominated debt issued by a European subsidiary	(74.5)	221.0
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(10.4)	(18.7)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(2.2)	(55.2)
Swiss franc denominated debt issued by a European subsidiary	—	21.5
Other	(3.2)	0.1

Total	$(552.1)	$109.4

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan has been repaid as of December 31, 2008.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized losses due to changes in fair values of certain investments and debt, net

The details of our unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended
	December 31,
	2008	2007
	in millions

Investments (a):
Sumitomo	$(255.9)	$—
News Corp.	(62.7)	—
Other, net	(16.2)	—
Debt — UGC Convertible Notes (b)	327.8	(200.0)

Total	$(7.0)	$(200.0)

(a)	In accordance with the requirements of SFAS 159, we began using the fair value method to account for certain investments effective January 1, 2008. For additional information concerning our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. For additional information, see notes 8 and 10 to our consolidated financial statements.

Losses on extinguishment of debt

We recognized losses on extinguishment of debt of $112.1 million during 2007. These losses include (i) a $88.3 million loss in connection with Telenet’s fourth quarter 2007 refinancing transactions, which loss includes (a) $71.8 million representing the excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and the Telenet Senior Notes and (b) $16.5 million related to the write-off of unamortized deferred financing fees, (ii) a $19.5 million loss resulting from the write-off of deferred financing costs in connection with the May 2007 refinancing of VTR’s bank facility, (iii) an $8.4 million loss resulting from the write-off of deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iv) a $5.2 million gain on the April 2007 redemption of the Cablecom Luxembourg Old Fixed Rate Notes.

For additional information regarding our debt extinguishments, see note 10 to our consolidated financial statements.

Gains on disposition of assets, net

We recognized gains on the disposition of assets, net, of $557.6 million during 2007, primarily related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a $62.2 million gain in connection with the July 2007 sale of our investment in Melita.

For additional information regarding our dispositions, see note 5 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $434.8 million and $233.1 million during 2008 and 2007, respectively.

The income tax expense during 2008 differs from the expected income tax benefit of $58.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items, (iv) the loss of certain tax attributes due to the election to change the filing status of our Australian subsidiaries, (v) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (vi) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit and (vii) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

The income tax expense for 2007 differs from the expected income tax expense of $17.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the Netherlands due to an enacted change in tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items, (iii) a difference between the financial and tax accounting treatment of litigation provisions, (iv) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (v) a difference between the financial and tax accounting treatment of goodwill related to the sale of our investment in SC Media. These negative impacts were only partially offset by the positive impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (ii) the recognition of previously unrecognized tax benefits that met the FIN 48 recognition criteria during the period. Our effective tax rate was not significantly impacted by changes in our valuation allowances as the positive impacts of net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including (i) tax benefits of $86.3 million and $29.0 million recognized by Telenet and J:COM, respectively, upon the release of valuation allowances and (ii) a tax benefit of $56.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease, were more than offset by the negative impact of a net increase in valuation allowances against currently arising deferred tax assets in certain other tax jurisdictions. The full amount of the tax benefit recognized by Telenet upon the release of valuation allowances was allocated to the minority interest owners of Telenet.

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Minority interests in subsidiaries

Our minority interests in earnings of subsidiaries, net, decreased $52.1 million during 2008, as compared to 2007. This decrease is primarily attributable to declines in the operating results of Telenet and Austar that were only partially offset by increased earnings of J:COM and VTR.

Net loss

During 2008 and 2007, we reported net losses of $788.9 million and $422.6 million, respectively, including (i) operating income of $1,363.4 million and $666.8 million, respectively, and (ii) non-operating expense of $1,530.4 million and $617.1 million, respectively. Gains or losses associated with the disposition of assets, gains and losses associated with changes in the fair values of derivative instruments and movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future in connection with (i) any dispositions of assets, (ii) changes in the fair value of our derivative instruments, (iii) changes in foreign currency exchange rates or (iv) other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) provisions for litigation, (d) impairment, restructuring and other operating charges, net, (e) interest expense, (f) other net non-operating expenses, (g) income tax expenses and (h) minority interests in earnings of subsidiaries, net. Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

2007 compared to 2006

Revenue

Our revenue by major category is set forth below:

						Increase
						(decrease)
					Increase	excluding
	Year ended				(decrease)	acquisitions
	December 31,		Increase (decrease)		excluding FX	and FX
	2007	2006	$	%	%	%
	in millions

Subscription revenue (a):
Video	$4,331.8	$3,399.2	$932.6	27.4	20.0	5.5
Broadband internet	2,066.9	1,312.2	754.7	57.5	49.1	15.3
Telephony	1,166.0	790.6	375.4	47.5	41.2	14.8

Total subscription revenue	7,564.7	5,502.0	2,062.7	37.5	30.0	9.2
Other revenue (b)	1,525.8	1,053.0	472.8	44.9	35.6	10.1
Intersegment eliminations	(87.2)	(71.1)	(16.1)	(22.6)	(12.2)	(12.2)

Total consolidated LGI	$9,003.3	$6,483.9	$2,519.4	38.9	31.1	9.3

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the individual service’s price on a stand-alone basis. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Our consolidated revenue increased $2,519.4 million during 2007, as compared to 2006. This increase includes a $1,413.0 million increase that is attributable to the impact of acquisitions. Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, total consolidated revenue increased $601.5 million or 9.3%.

Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, our consolidated subscription revenue increased $503.7 million or 9.2% during 2007, as compared to 2006. This increase is attributable to (i) a $200.9 million or 15.3% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) a $186.1 million or 5.5% increase in subscription revenue from video services, due to the impact of higher ARPU from video services and an increase in the average number of video RGUs, and (iii) a $116.6 million or 14.8% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Excluding the effects of acquisitions and foreign currency exchange rate fluctuations, our consolidated other revenue increased $106.4 million, or 10.1%, during 2007, as compared to 2006. This increase is primarily attributable to increases in revenue from programming and B2B revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue — 2007 compared to 2006 above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our consolidated operating expenses increased $945.4 million during 2007, as compared to 2006. This increase includes a $538.6 million increase that is attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $5.2 million during 2007. For additional information, see discussion following SG&A expenses below. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated operating expenses increased $188.6 million or 6.8% during 2007, as compared to 2006. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2007 compared to 2006 above, this increase generally reflects (i) increases in programming costs, (ii) increases in labor costs, (iii) increases in interconnect costs and (iv) less significant net increases in other operating expense categories. Most of these increases are a function of increased volumes or levels of activity associated with the increase in our customer base.

SG&A expenses

Our consolidated SG&A expenses increased $465.8 million during 2007, as compared to 2006. This increase includes a $264.8 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $118.2 million. For additional information, see discussion in the following paragraph. Excluding the effects of acquisitions, foreign currency exchange rate fluctuations and stock-based compensation expense, total consolidated SG&A expenses decreased $0.8 million or 0.1% during 2007, as compared to 2006. For additional information, see discussion under Discussion and Analysis of Reportable Segments — SG&A Expenses — 2007 compared to 2006 above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended
	December 31,
	2007	2006
	in millions

LGI Series A, Series B and Series C common stock:
LGI performance plans	$108.2	$—
Stock options, SARs, restricted stock and restricted stock units	47.3	58.0

Total LGI common stock	155.5	58.0
Restricted Shares of LGI and Zonemedia (a)	16.2	7.1
Austar Performance Plan (b)	9.5	—
Other	12.2	4.9

Total	$193.4	$70.0

Included in:
Operating expense	$12.2	$7.0
SG&A expense	181.2	63.0

Total	$193.4	$70.0

(a)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes stock-based compensation related to restricted shares of Zonemedia and LGI stock held by certain Zonemedia employees of $16.2 million, of which $12.8 million was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

(b)	Austar began recording stock-based compensation under its performance-based incentive plan on May 2, 2007.

For additional information concerning our stock-based compensation, see note 14 to our consolidated financial statements.

Depreciation and amortization

Our consolidated depreciation and amortization expense increased $608.4 million during 2007, as compared to 2006. This increase includes a $390.3 million increase that is attributable to the impact of acquisitions. Excluding the effect of acquisitions and foreign currency exchange rate fluctuations, depreciation and amortization expense increased $85.5 million or 4.5%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, and (ii) decreases associated with certain of VTR’s network assets becoming fully depreciated.

Provisions for litigation

We recorded provisions for litigation of (i) $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions, and (ii) $25.0 million during the fourth quarter of 2007, representing the binding agreement that was reached in January 2008 to settle the shareholder litigation related to the LGI Combination. For additional information concerning the Cignal Actions, see note 20 to our consolidated financial statements.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $43.5 million and $29.2 million during 2007 and 2006, respectively. The 2007 amount includes (i) impairment charges aggregating $12.3 million and (ii) restructuring charges aggregating $22.2 million, including an $8.8 million charge associated with the integration of the Netherlands B2B and broadband communications operations. The 2006 amount includes impairment charges aggregating $15.5 million and (ii) restructuring charges aggregating $15.0 million, the majority of which related to costs incurred in connection with the integration of our broadband communications operations in Ireland. For additional information concerning our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our consolidated interest expense increased $308.7 million during 2007, as compared to 2006. Excluding the effects of foreign currency exchange rate fluctuations, interest expense increased $242.5. This increase is primarily attributable to a $4.8 billion or 45.0% increase in our average outstanding indebtedness. The increase in debt primarily is attributable to debt incurred or assumed in connection with recapitalizations and acquisitions. Our weighted average interest rate remained relatively unchanged during 2007, as compared to 2006, primarily due to increases in certain interest rates that were partially offset by a decrease associated with the refinancing of the LG Switzerland PIK Loan Facility. For additional information, see note 10 to our consolidated financial statements.

Interest and dividend income

Our consolidated interest and dividend income increased $29.9 million during 2007, as compared to 2006. The increase is attributable to an increase in interest income related to higher average consolidated cash and cash equivalent and restricted cash balances and, to a lesser extent, higher average interest rates earned on such balances. Dividend income decreased slightly during 2007 as dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for 2007 includes $18.1 million of dividends earned on our investment in ABC Family preferred stock. For additional information, see notes 5, 6 and 7 to our consolidated financial statements.

Share of results of affiliates, net

The following table reflects our share of results of affiliates, net:

	Year ended
	December 31,
	2007	2006
	in millions

SC Media (a)	$16.7	$34.4
Telenet (b)	—	(24.3)
Other	17.0	2.9

Total	$33.7	$13.0

(a)	On July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007. As a result of these transactions, we no longer own an interest in SC Media.

(b)	Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. See note 4 to our consolidated financial statements.

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

	Year ended
	December 31,
	2007	2006
	in millions

Equity-related derivatives (a)	$239.8	$21.7
Cross-currency and interest rate derivative contracts (b)	(150.7)	(312.0)
Foreign currency forward contracts	(19.3)	21.3
Other	2.6	4.2

Total	$72.4	$(264.8)

(a)	Includes (i) gains during 2007 related to the Sumitomo Collar with respect to the Sumitomo shares held by our company since July 2007, (ii) gains during 2007 and 2006 related to the News Corp. Forward and (iii) activity during 2007 and 2006 related to the call options we held with respect to Telenet ordinary shares. The gains on the Sumitomo Collar and the News Corp. Forward are due primarily to declines in the market price of the respective underlying common stock.

(b)	The loss during 2007 primarily is attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with an increase in market interest rates in euro and Australian dollar markets, (iii) gains associated with a decrease in the value of the Swiss franc relative to the euro and (iv) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. The loss during 2006 primarily is attributable to the net effect of (i) gains associated with increases in market interest rates, (ii) losses associated with a decrease in the value of the euro relative to the Swiss franc and (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro.

For additional information concerning our derivative instruments, see note 7 to our consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

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

	Year ended
	December 31,
	2007	2006
	in millions

U.S. dollar denominated debt issued by a European subsidiary	$221.0	$193.4
Yen denominated debt issued by U.S. subsidiaries	(92.7)	—
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(55.2)	5.6
U.S. dollar denominated debt issued by a Latin American subsidiary	33.4	—
Swiss franc denominated debt issued by a European subsidiary	21.5	12.8
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(18.7)	76.3
Other	0.1	11.4

Total	$109.4	$299.5

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) a U.S. dollar denominated loan between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized losses due to changes in fair values of certain investments and debt, net

We recognized unrealized losses due to changes in fair values of certain investments and debt, net, of $200.0 million and $146.2 million during 2007 and 2006, respectively. These losses represent the changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. No amounts related to changes in the fair values of our investments are included in the 2007 and 2006 amounts as we were not required to adopt the provisions of SFAS 159 until January 1, 2008. For additional information, see notes 8 and 10 to our consolidated financial statements.

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

Gains on disposition of assets, net

We recognized gains on the disposition of assets, net, of $557.6 million and $206.4 million during 2007 and 2006, respectively. The gains during 2007 primarily are related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a $62.2 million gain in connection with the July 2007 sale of our investment in Melita. The gains during 2006 include (i) a $104.7 million gain on the December 31, 2006 sale of UPC Belgium to Telenet, (ii) a $45.3 million gain on the February 2006 sale of our cost investment in Sky Mexico, (iii) a $35.8 million gain on the August 2006 sale of our investment in Primacom and (iv) a $16.9 million gain on the August 2006 sale of our investment in Sky Brasil.

For additional information regarding our dispositions, see note 5 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $233.1 million and income tax benefit of $7.9 million during 2007 and 2006, respectively.

The income tax expense for 2007 differs from the expected income tax expense of $17.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the Netherlands due to an enacted change in tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items, (iii) a difference between the financial and tax accounting treatment of litigation provisions, (iv) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (v) a difference between the financial and tax accounting treatment of goodwill related to the sale of our investment in SC Media. These negative impacts were only partially offset by the positive impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (ii) the recognition of previously unrecognized tax benefits that met the FIN 48 recognition criteria during the period. Our effective tax rate was not significantly impacted by changes in our valuation allowances as the positive impacts of net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including (i) tax benefits of $86.3 million and $29.0 million recognized by Telenet and J:COM, respectively, upon the release of valuation allowances and (ii) a tax benefit of $56.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease, were more than offset by the negative impact of a net increase in valuation allowances against currently arising deferred tax assets in certain other tax jurisdictions. The full amount of the tax benefit recognized by Telenet upon the release of valuation allowances was allocated to the minority interest owners of Telenet.

The income tax benefit for 2006 differs from the expected tax benefit of $59.6 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of net decreases in valuation allowances previously established against deferred tax assets, including (i) tax benefits of $55.4 million and $30.4 million associated with the release of valuation allowances by J:COM and Austar, respectively and (ii) a tax benefit of

$64.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease. These positive impacts were partially offset by the negative impacts of (i) a net increase in valuation allowances against currently arising deferred tax assets in certain other tax jurisdictions, (ii) a reduction in net deferred tax assets in the Netherlands due to an enacted change in tax law, (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iv) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (v) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes and (vi) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items.

For additional information concerning our income tax expense, see note 12 to our consolidated financial statements.

Minority interests in earnings of subsidiaries, net

Our minority interests in earnings of subsidiaries, net, increased $67.5 million during 2007, as compared to 2006. This increase is primarily attributable to the consolidation of Telenet effective January 1, 2007 and an improvement in the operating results of VTR.

Net earnings (loss)

During 2007 and 2006, we reported net earnings (loss) of ($422.6 million) and $706.2 million, respectively, including (i) operating income of $666.8 million and $352.3 million, respectively, (ii) non-operating expense of $617.1 million and $522.5 million, respectively, and (iii) income from discontinued operations of nil and $1,040.2 million, respectively. The net earnings that we reported during 2006 are primarily attributable to gains on the disposition of our discontinued operations. Gains or losses associated with the disposition of assets, gains and losses associated with changes in the fair values of derivative instruments and movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries generate cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2008. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of minority interest owners and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2008 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$0.1
Non-operating subsidiaries	817.0

Total LGI and non-operating subsidiaries	817.1

Operating subsidiaries:
J:COM	236.8
UPC Holding (excluding VTR)	112.0
Telenet	91.6
Austar	64.0
VTR	39.6
Chellomedia	8.6
Liberty Puerto Rico	1.8
Other operating subsidiaries	2.5

Total operating subsidiaries	556.9

Total cash and cash equivalents	$1,374.0

Liquidity of LGI and its Non-operating Subsidiaries

The $0.1 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $817.0 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2008. Our remaining cash and cash equivalents of $556.9 million at December 31, 2008 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries and (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during 2008. Most of this cash was used to repurchase LGI common stock.

As further described in note 13 to our consolidated financial statements, we repurchased during 2008 a total of 39,065,387 shares of our LGI Series A common stock at a weighted average price of $30.24 per share and 35,084,656 shares of our LGI Series C common stock at a weighted average price of $29.52 per share, for an aggregate purchase price of $2,217.1 million, including direct acquisition costs. At December 31, 2008, the remaining amount authorized under our current stock repurchase plan was $94.8 million. Subsequent to

December 31, 2008, we acquired 6,216,300 shares of our LGI Series C common stock at a weighted average price of $15.11, for an aggregate purchase price of $93.9 million, including direct acquisition costs. As of February 23, 2009, the remaining authorized amount under our current stock repurchase plan was $1.0 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan and the LGJ Holdings Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of LGI’s obligations under the LGI Performance Plans to the extent not satisfied through the issuance of LGI common stock, (iii) the satisfaction of contingent liabilities, (iv) acquisitions, (v) the repurchase of LGI common stock, or (vi) other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available on favorable terms, or at all. For additional information concerning the LGI Performance Plans, see note 14 to our consolidated financial statements.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2008, see note 10 to our consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, loans to LGI, capital distributions to LGI and other equity owners, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31, 2008 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2008 was 4.6 and the ratio of our December 31, 2008 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended December 31, 2008 was 4.2.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 7 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions.

At December 31, 2008, our outstanding consolidated debt and capital lease obligations aggregated $20.5 billion, including $513.0 million that is classified as current in our consolidated balance sheet and $18.2 billion that is due in 2012 or thereafter. J:COM debt and capital lease obligations account for $407.7 million of the current portion of our debt and capital lease obligations. For additional information concerning the maturities of our debt and capital lease obligations, see note 10 to our consolidated financial statements. In addition to our debt and capital lease obligations, we have certain contingent liabilities that could require us to issue shares or make cash payments in future periods. See note 20 to our consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we would be able to refinance of otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the recent disruption in the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, the continuation or worsening of the weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weak economies, could adversely impact our cash flows and liquidity.

All of our consolidated debt and capital lease obligations at December 31, 2008 had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at December 31, 2008, see note 10 to our consolidated financial statements.

Consolidated Cash Flow Statements

Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below.

2008 Consolidated Cash Flow Statement

General.  During 2008, we used net cash provided by our operating activities of $3,138.0 million and $733.7 million of our existing cash and cash equivalent balances (excluding a $72.2 million increase due to changes in foreign currency exchange rates) to fund net cash used by our investing activities of $3,044.8 million and net cash used by our financing activities of $826.9 million.

Operating Activities.  Net cash flows from operating activities increased $684.8 million, from $2,453.2 million during 2007 to $3,138.0 million during 2008. This increase primarily is attributable to the net effect of (i) an increase in the cash generated by our video, voice and broadband internet services, (ii) an increase in the reported net cash provided by operating activities due to changes in foreign currency exchange rates, (iii) an increase in cash received related to certain derivative instruments and (iv) a decrease in net cash provided by operating activities due to higher cash payments for interest.

Investing Activities.  Net cash used by investing activities increased $258.1 million, from $2,786.7 million during 2007 to $3,044.8 million during 2008. This increase is due primarily to the net effect of (i) a decrease in cash paid in connection with acquisitions of $486.9 million, (ii) a decrease in proceeds received upon disposition of assets of $441.1 million and (iii) an increase in capital expenditures of $340.5 million. The majority of the increase in capital expenditures is due to changes in foreign currency exchange rates.

The UPC Broadband Division accounted for $1,264.6 million and $1,068.8 million of our consolidated capital expenditures during 2008 and 2007, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) increases in expenditures for new build and upgrade projects to expand services, (iii) increases in expenditures for the purchase and installation of customer premise equipment and (iv) decreases in expenditures for support capital such as information technology upgrades and general support systems. During 2008 and 2007, the UPC Broadband Division’s capital expenditures represented 28.4% and 27.1%, respectively, of its revenue.

Telenet accounted for $326.2 million and $237.6 million of our consolidated capital expenditures during 2008 and 2007, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $11.2 million and $22.7 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $337.4 million and $260.3 million during 2008 and 2007, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2008 period primarily relates to the net effect of (i) increases in expenditures for the purchase and installation of customer premise equipment, (ii) increases due to changes in foreign currency exchange rates, (iii) decreases in expenditures for buildings and general support systems and (iv) increases in expenditures for new build and upgrade projects to expand services. During 2008 and 2007, Telenet’s capital expenditures (including amounts financed under capital lease arrangements) represented 22.4% and 20.2%, respectively, of its revenue.

J:COM accounted for $460.7 million and $395.5 million of our consolidated capital expenditures during 2008 and 2007, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $150.0 million and $161.0 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $610.7 million and $556.5 million during 2008 and 2007, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) increases due to changes in foreign currency exchange rates, (ii) decreases in expenditures for the purchase and installation of customer premise equipment, (iii) decreases in expenditures for new build and upgrade projects to expand services and (iv) decreases in expenditures for support capital such as information technology upgrades and general support systems. During 2008 and 2007, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 21.4% and 24.7%, respectively, of its revenue.

VTR accounted for $181.7 million and $157.7 million of our consolidated capital expenditures during 2008 and 2007, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) increases in expenditures for new build and upgrade projects, (ii) increases in expenditures for the purchase and installation of customer premise equipment, (iii) increases due to changes in foreign currency exchange rates and (iv) increases in expenditures for support capital, such as information technology upgrades and general support systems. During 2008 and 2007, VTR’s capital expenditures represented 25.5% and 24.8%, respectively, of its revenue.

We expect that the percentage of revenue represented by our aggregate capital expenditures (including capital lease additions) to decline during 2009, as compared to 2008, with the 2009 percentage ranging from (i) 22% to 24% for the UPC Broadband Division; (ii) 24% to 26% for Telenet; (iii) 22% to 24% for J:COM; and (iv) 20% to 22% for VTR. The actual amount of the 2009 capital expenditures of the UPC Broadband Division, Telenet, J:COM and VTR may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that actual results will not vary materially from our expectations. In terms of the composition of our aggregate 2009 capital expenditures, we expect that almost half will be used to purchase and install customer premise equipment and that the remainder will be used to fund the rebuild and upgrade of portions of our broadband distribution systems and other capital requirements.

Financing Activities.  Net cash used by financing activities during 2008 was $826.9 million, compared to net cash provided by financing activities of $327.5 million during 2007. This change primarily is attributable to the net effect of (i) a $1,178.4 million decrease in cash received from net borrowings, (ii) a $563.0 million decrease in the net use of cash due to a reduction in cash distributed by our subsidiaries to minority interest owners, (iii) an increase in cash paid to repurchase our LGI Series A and Series C common stock of $475.0 million and (iv) a decrease in the reported net use of cash due to changes in foreign currency exchange rates.

2007 Consolidated Cash Flow Statement

General.  During 2007, we used net cash provided by our operating activities of $2,453.2 million, net cash provided by our financing activities of $327.5 million and $6.0 million of our existing cash and cash equivalent balances (excluding a $161.0 million increase due to changes in foreign currency exchange rates) to fund net cash used by our investing activities of $2,786.7 million.

Operating Activities.  Net cash flows from operating activities increased $541.9 million, from $1,911.3 million during 2006 to $2,453.2 million during 2007. This increase primarily is attributable to the net effect of (i) an increase in the cash generated by our video, voice and broadband internet services, (ii) an increase in the reported net cash provided by operating activities due to changes in foreign currency exchange rates, (iii) a decrease in net cash provided by operating activities due to higher cash payments for interest and (iv) a decrease in net cash provided by operating activities due to higher cash payments to settle certain derivative instruments.

Investing Activities.  Net cash used by investing activities increased $2,622.7 million, from $164.0 million during 2006 to $2,786.7 million during 2007. This increase is due primarily to (i) the 2006 receipt of $2,548.1 million of proceeds upon the disposition of discontinued operations, net of disposal costs and (ii) an increase in capital expenditures of $526.6 million.

The UPC Broadband Division accounted for $1,068.8 million and $822.1 million of our consolidated capital expenditures during 2007 and 2006, respectively. The increase in the capital expenditures of the UPC Broadband Division primarily is due to (i) increases due to changes in foreign currency exchange rates, (ii) increased expenditures for new build and upgrade projects to expand services, (iii) increases in expenditures for support capital such as information technology upgrades and general support systems, (iv) increased expenditures for the purchase and installation of customer premise equipment and (v) increases due to the effects of acquisitions. During 2007 and 2006, the UPC Broadband Division’s capital expenditures represented 27.1% and 25.1%, respectively, of its revenue.

Our Belgium segment accounted for $237.6 million and $4.5 million of our consolidated capital expenditures during 2007 and 2006, respectively. This increase primarily is attributable to our consolidation of Telenet effective January 1, 2007. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. Including $22.7 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $260.3 million during 2007. Telenet’s capital expenditures during the 2007 period primarily relate to (i) expenditures for new build and upgrade projects to expand services, (ii) the purchase and installation of customer premise equipment and (iii) other factors such as expenditures for buildings and general support systems. During 2007, the capital expenditures of our Telenet segment (including amounts financed under capital lease arrangements) represented 20.2% of its revenue.

J:COM accounted for $395.5 million and $416.7 million of our consolidated capital expenditures during 2007 and 2006, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $161.0 million and $149.4 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $556.5 million and $566.1 million during 2007 and 2006, respectively. The decrease in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is primarily due to the net effect of (i) increased expenditures related to the effects of acquisitions, (ii) lower expenditures for new build and upgrade projects to expand services, (iii) decreases in expenditures for support capital such as information technology upgrades and general support systems and (iv) increased expenditures for the purchase and installation of customer premise equipment. During 2007 and 2006, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 24.7% and 29.8%, respectively, of its revenue.

VTR accounted for $157.7 million and $138.2 million of our consolidated capital expenditures during 2007 and 2006, respectively. The increase in the capital expenditures of VTR is primarily due to (i) increases in expenditures for support capital such as information technology upgrades and general support systems, (ii) increased costs for the purchase and installation of customer premise equipment, (iii) increases due to changes in foreign currency exchange rates and (iv) increased expenditures for new build and upgrade projects to expand services and to meet increased traffic and certain regulatory commitments. During 2007 and 2006, VTR’s capital expenditures represented 24.8% and 24.7%, respectively, of its revenue.

Financing Activities.  Net cash provided by financing activities during 2007 was $327.5 million, compared to net cash used by financing activities of $1,185.5 million during 2006. This change primarily is attributable to the net effect of (i) a $1,546.7 million increase in cash received from net borrowings, (ii) a $501.2 million increase in cash distributions by our subsidiaries to minority interest holders, (iii) a $400.4 million increase related to changes in cash collateral, (iv) a $106.4 million increase in proceeds received from the issuance of stock by our subsidiaries and (v) an increase in the reported net cash provided due to changes in foreign currency exchange rates.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements

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

As further described in note 20 to our consolidated financial statements, we have certain contingent obligations pursuant to which our co-investors in certain entities could require us to purchase their ownership interests.

Contractual Commitments

As of December 31, 2008, the U.S. dollar equivalent (based on December 31, 2008 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:
	2009	2010	2011	2012	2013	Thereafter	Total
	in millions

Debt (excluding interest)	$314.1	$389.5	$1,078.3	$2,816.6	$3,368.8	$11,528.5	$19,495.8
Capital leases (excluding interest)	241.9	221.5	179.4	139.5	91.0	299.2	1,172.5
Operating leases	208.3	114.3	72.3	49.4	31.8	105.9	582.0
Programming, satellite and other purchase obligations	321.1	103.3	23.0	10.9	3.3	10.7	472.3
Other commitments	80.6	67.0	62.3	57.8	56.3	1,377.1	1,701.1

Total (a)	$1,166.0	$895.6	$1,415.3	$3,074.2	$3,551.2	$13,321.4	$23,423.7

Projected cash interest payments on debt and capital lease obligations (b)	$855.5	$830.6	$819.1	$769.0	$701.6	$796.0	$4,771.8

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2008 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($158.5 million at December 31, 2008) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of December 31, 2008. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing.

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, including our obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable.

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•	Impairment of property and equipment and intangible assets;

•	Costs associated with construction and installation activities;

•	Useful lives of long-lived assets;

•	Fair value measurements;

•	Income tax accounting;

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our accounting policies, see note 3 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 85% and 79% of our total assets at December 31, 2008 and 2007, respectively. Pursuant to SFAS 142 and SFAS 144, we are required to assess the recoverability of our long-lived assets.

SFAS 144 requires that we review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such events or changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, which is generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Pursuant to SFAS 142, we evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

We performed our annual impairment tests as of October 1, 2008 and concluded that no impairment charges were necessary. However, we subsequently experienced a significant decline in the market price of our LGI common stock during the fourth quarter of 2008. As a result of this decline, the carrying value of our net assets exceeded our aggregate market capitalization for a portion of the fourth quarter of 2008, and we concluded that our October 1, 2008 impairment tests should be updated. Among other revisions, the updated impairment tests used discount rates that were higher than those used in our October 1, 2008 tests. Based on these updated tests, we concluded that the estimated fair value of our Romanian reporting unit was less than its carrying value and that the implied fair value of the goodwill related to this reporting unit was less than its carrying value. The fair value of the reporting unit was based on discounted cash flow analyses that contemplated, among other matters, (i) the current and expected future impact of competition in Romania, (ii) anticipated costs associated with requirements imposed by certain municipalities to move aerial cable to underground ducts and (iii) the impact of disruptions in the credit and equity markets on our weighted average cost of capital with respect to our Romanian reporting unit. Accordingly, we recorded a $144.8 million charge during the fourth quarter of 2008 to reflect this goodwill impairment. This impairment charge is included in impairment, restructuring and other operating charges, net, in our consolidated statement of operations.

Based on business conditions and market values that existed at December 31, 2008, we concluded that no other impairments of our goodwill or other long-lived assets were required. However, the market values of the publicly-traded equity of our company and certain of our publicly-traded subsidiaries continue to be depressed and we continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our equity values remain depressed or decline further, (ii) our subsidiaries equity values decline further, or (iii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity prices, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

Under both SFAS 144 and SFAS 142, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. Certain of our reporting units are publicly traded in active markets. For these reporting units, our fair value determinations are based on quoted market prices. For the remainder of our reporting units, we typically determine fair value using an income-based (discounted cash flows) or, in some cases, a market-based approach, based on assumptions in our long-range business plans, which we update at least annually. For purposes of our 2008 SFAS 142 impairment tests, we relied primarily on the income-based approach due to lack of recent transactions involving businesses similar to our broadband communications and programming businesses. With respect to our discounted cash flow analysis, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. The discount rates used in determining fair values of our reporting units for purposes of our updated 2008 SFAS 142 impairment tests ranged from 12% to 18%. The aggregate fair values used in our updated 2008 SFAS 142 impairment tests exceeded our average market capitalization, as determined over a representative period, by an amount which we believe to be reasonable in light of the fact that our equity, and the equity of other companies within our industry, have historically traded at comparable discounts to private market valuations and transactions.

In order to assess the sensitivity of the reporting unit fair value determinations used for our updated 2008 SFAS 142 impairment calculations, we applied hypothetical decreases of 20% and 30% to the estimated fair value of each reporting unit. A hypothetical 20% decrease in the fair value of each of our reporting units would have resulted in (i) an estimated increase in the impairment of the goodwill associated with our Romanian reporting unit ranging from approximately $50 million to $100 million and (ii) estimated goodwill impairments with respect to two additional reporting units ranging, in the aggregate, from approximately $100 million to $150 million. A hypothetical 30% decrease in the fair value of each of our reporting units would have resulted in (i) an estimated increase in the impairment of the goodwill associated with our Romanian reporting unit ranging from approximately $100 million to $150 million and (ii) estimated goodwill impairments with respect to six additional reporting units, including our reporting units in Switzerland, Hungary and the Czech Republic, ranging, in the aggregate, from approximately $700 million to $1.3 billion.

During 2008, 2007 and 2006, we recorded impairments of our property and equipment and intangible assets (including goodwill) aggregating $148.9 million, $12.3 million and $15.5 million, respectively.

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

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological change, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with definite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment, and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technical changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with definite lives. Any changes to estimated useful lives are reflected prospectively beginning in the period that the change is deemed necessary. Changes to useful lives during 2008 did not have a material impact on our depreciation and amortization expense. Depreciation and amortization expense during 2008, 2007 and 2006 was $2,857.7 million, $2,493.1 million and $1,884.7 million, respectively. A 10% increase in the aggregate amount of our depreciation and amortization expense during 2008 would have resulted in a $285.8 million or 21.0% decrease in our 2008 operating income.

Fair Value Measurements

SFAS 157 provides guidance with respect to the recurring and non-recurring fair value measurements. We adopted the provisions of SFAS 157 with respect to recurring fair value measurements effective January 1, 2008 and we will adopt the provisions of SFAS 157 with respect to non-recurring fair value measurements effective January 1, 2009.

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

Recurring Valuations.  We perform recurring fair value measurements with respect to our derivative instruments, fair value method investments and UGC Convertible Notes, all of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of the UGC Convertible Notes and our interest rate and foreign currency derivative instruments, and (ii) the Black-Scholes option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments, fair value method investments and UGC Convertible Notes, see note 8 to our consolidated financial statements. See also notes 6, 7 and 10 to our consolidated financial statements for information concerning our fair value method investments, derivative instruments, and UGC Convertible Notes, respectively.

Changes in the fair values of our derivative instruments, fair value method investments and UGC Convertible Notes have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2008, 2007 and 2006, we reported in our statements of operations net gains (losses) of $71.9 million, ($127.6 million) and ($411.0 million), respectively, attributable to changes in the fair value of these items.

As further described in note 8 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments, disposal of our fair value method investments, or repayment of the UGC Convertible Notes may differ materially from the recorded fair values.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below.

Non-recurring Valuations.  Our non-recurring valuations are primarily associated with the application of purchase accounting, which requires that we determine the fair values of the acquired net assets with the assistance of third-party valuation specialists. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report in the periods following the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. From December 31, 2005 to December 31, 2008, the aggregate amount of our property and equipment and intangible assets increased by $10.3 billion or 58.9%. A significant portion of this increase is attributable to increases resulting from the application of purchase accounting. As noted above, we will adopt the provisions of SFAS 157 with respect to non-recurring fair value measurements effective January 1, 2009. For additional information concerning our acquisitions, see note 4 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2008, the aggregate valuation allowance provided against deferred tax assets was $2,053.0 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2008 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2008, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $424.6 million, of which $391.5 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in foreign subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, a deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. As of December 31, 2008, we have approximately $2.5 billion of taxable outside basis differences that have not been recognized. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have a significant impact on our consolidated income tax expense and net earnings (loss).

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At December 31, 2008, our European subsidiaries held cash balances of $836.3 million that were denominated in euros and J:COM and Super Media collectively held cash balances of $257.3 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At December 31, 2008, the aggregate fair value of these investments was approximately $442.2 million. Where appropriate, we manage our exposure to market price fluctuations with derivative instruments such as the Sumitomo Collar and the News Corp. Forward.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2008, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations through the applicable maturity dates of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 7 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2009, (i) approximately 1% to 3% of our revenue, (ii) approximately 5% to 7% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 20% to 23% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Europe, Chile, Japan and Australia and (b) euros in Poland, Hungary, Romania and the Czech Republic. The actual levels of our non-functional currency transactions may differ from our expectations. Generally, we will consider hedging these foreign currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, the Polish zloty, the Hungarian forint and the Japanese yen and the forward sale of the euro, the Japanese yen, the Chilean peso and the Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our capital expenditures and operating and SG&A expenses were not hedged as of December 31, 2008, we expect to increase our use of hedging strategies with respect to these risks during 2009. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 38.0% and 27.0% of our U.S. dollar revenue during 2008 was derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
Spot rates:	2008	2007	2006

Euro	0.7167	0.6857	0.7582
Swiss franc	1.0687	1.1360	1.2198
Japanese yen	90.790	111.79	119.08
Chilean peso	638.50	498.10	534.25
Hungarian forint	190.27	173.30	190.65
Australian dollar	1.4192	1.1406	1.2686

	Year ended December 31,
Average rates:	2008	2007	2006

Euro	0.6832	0.7305	0.7969
Swiss franc	1.0822	1.2001	1.2533
Japanese yen	103.34	117.77	116.36
Chilean peso	522.81	522.24	530.40
Hungarian forint	172.42	183.59	210.21
Australian dollar	1.1968	1.1954	1.3278

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on operating cash flow and net earnings (loss). The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control. We currently are unable to predict the extent that price levels might be impacted in future periods by the ongoing weakness in the worldwide economy.

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt through the maturity date of the applicable underlying debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At December 31, 2008, we effectively paid a fixed interest rate on 91% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates. The final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. For additional information concerning the terms of these interest rate derivative instruments, see note 7 to our consolidated financial statements.

Weighted Average Variable Interest Rate.  At December 31, 2008, our variable-rate indebtedness aggregated $15.4 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.6%, excluding the effects of interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, deferred financing costs or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $77.1 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Credit Risk

We are exposed to the risk that the counterparties to our financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a broad counterparty base of banks and financial institutions. In addition, most of our cash is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of AA-. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by the recent liquidity problems of financial institutions. We generally do not require our counterparties to provide collateral or other security or to enter into master netting arrangements.

At December 31, 2008, our exposure to credit risk included (i) derivative assets with a fair value of $1,124.1 million (including $616.7 million due from counterparties for which we had offsetting liability positions at December 31, 2008), (ii) cash and cash equivalent balances of $1,374.0 million and (iii) aggregate undrawn debt facilities of $1,084.3 million, including CLP 136,391.6 million ($213.6 million) of commitments under the VTR Credit Facility for which we would be required to set aside an equivalent amount of cash collateral.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that we could be required to make payments to an insolvent counterparty even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different party, the risks that were the subject of the original derivative contract would no longer be hedged.

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

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below. For additional information, see notes 7 and 8 to our consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro at December 31, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €443.9 million ($619.4 million), (ii) an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) at December 31, 2008 would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €148.1 million ($206.6 million), (iii) an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar at December 31, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €96.2 million ($134.2 million), (iv) an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar at December 31, 2008 would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €45.4 million ($63.3 million), (v) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at December 31, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €25.1 million ($35.0 million) (vi) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro at December 31, 2008 would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €15.8 million ($22.0 million), (vii) an instantaneous decrease in our credit spread of 50 basis points (0.50%) at December 31, 2008 would have decreased the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $9.3 million, (viii) an instantaneous increase in our credit spread of 50 basis points (0.50%) at December 31, 2008 would have increased the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $9.0 million, (ix) an instantaneous decrease in the credit spread of our counterparties of 50 basis points (0.50%) at December 31, 2008 would have increased the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $10.1 million and (x) an instantaneous increase in the credit spread of our counterparties of 50 basis points (0.50%) at December 31, 2008 would have decreased the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $9.5 million.

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, (i) an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar at December 31, 2008 would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 34.2 billion ($53.6 million) and (ii) an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) at December 31, 2008 would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 8.0 billion ($12.6 million).

Telenet Interest Rate Caps and Interest Rate Collars

Holding all other factors constant, (i) an instantaneous increase in the relevant base rate of 50 basis points (0.50%) at December 31, 2008 would have increased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €32.8 million ($45.8 million) and (ii) an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) at December 31, 2008 would have decreased the aggregate fair value of the Telenet interest rate cap and interest rate collar contracts by approximately €7.5 million ($10.5 million).

UGC Convertible Notes

Holding all other factors constant, (i) an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock at December 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €15.9 million ($22.2 million), (ii) an instantaneous decrease of 10% in the forecasted volatility of the LGI Series A and Series C common stock at December 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €13.7 million ($19.1 million), (iii) an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock at December 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €8.5 million ($11.9 million), (iv) an instantaneous decrease of 10% in the combined per share market price of LGI Series A and Series C common stock at December 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €3.6 million ($5.0 million), (v) an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar at December 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €9.1 million ($12.7 million), (vi) an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar at December 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €3.3 million ($4.6 million), (vii) an instantaneous increase in the risk free rate of 50 basis points (0.50%) at December 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €4.0 million ($5.6 million), (viii) an instantaneous decrease in the risk free rate of 50 basis points (0.50%) at December 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €4.1 million ($5.7 million), (ix) an instantaneous increase of 50 basis points (0.50%) in the credit spread at December 31, 2008 would have decreased the fair value of the UGC Convertible Notes by approximately €4.3 million ($6.0 million) and (x) an instantaneous decrease of 50 basis points (0.50%) in the credit spread at December 31, 2008 would have increased the fair value of the UGC Convertible Notes by approximately €4.4 million ($6.1 million).

Sumitomo Collar

Holding all other factors constant, (i) an instantaneous decrease in the Japanese Yen risk-free rate of 50 basis points (0.50%) at December 31, 2008 would have increased the value of the Sumitomo Collar by ¥4.0 billion ($44.1 million), (ii) an instantaneous increase in the Japanese Yen risk-free rate of 50 basis points (0.50%) at December 31, 2008 would have decreased the value of the Sumitomo Collar by ¥3.5 billion ($38.6 million) and (iii) an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock at December 31, 2008 would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥3.3 billion ($36.3 million).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of LGI are filed under this Item, beginning on page II-62. Financial statement schedules and separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2008. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2008, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-59.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein beginning on page II-60.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of the following businesses we acquired in 2008:

		Total revenue included
	Total assets included in	in our consolidated
	our consolidated financial	financial statements
	statements as of	for the year ended
	December 31, 2008	December 31, 2008
	in millions

Interkabel	$776.1	$32.7
Mediatti	679.9	—
Other	184.0	17.0

	$1,640.0	$49.7

The aggregate amount of consolidated assets and revenue of these businesses included in our consolidated financial statements as of and for the year ended December 31, 2008 was $1,640.0 million and $49.7 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2008 excluded the following businesses acquired in 2008:

		Total revenue included
	Total assets included in the	in the consolidated
	consolidated financial	financial statements
	statements as of	for the year ended
	December 31, 2008	December 31, 2008
	in millions

Interkabel	$776.1	$32.7
Mediatti	679.9	—
Other	184.0	17.0

	$1,640.0	$49.7

The aggregate amount of total assets and revenue of these businesses included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2008 was $1,640.0 million and $49.7 million, respectively. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. In 2007, we did not audit the consolidated financial statements of Telenet Group Holding NV, a partially-owned subsidiary, which statements reflect total assets constituting €2,738.8 million ($3,994.2 million using December 31, 2007 exchange rates) as of December 31, 2007 and total revenue constituting €942.8 million ($1,293.4 million at the average exchange rate for 2007) for the year then ended, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Telenet Group Holding NV, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2, in 2008 Liberty Global, Inc. changed its method of accounting for certain investments and an insurance arrangement. In 2007, Liberty Global, Inc. changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 23, 2009

Report of Independent Registered Public Accounting Firm

To Board of Directors of Telenet Group Holding NV

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

Antwerp Belgium, February 22, 2008
PricewaterhouseCoopers Bedrijfsrevisoren bcvba
Represented by

/s/ B. Gabriëls
Partner

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$1,374.0	$2,035.5
Trade receivables, net	1,002.8	1,003.7
Other receivables, net	51.8	95.7
Deferred income taxes (note 12)	280.8	319.1
Derivative instruments (note 7)	193.6	230.5
Other current assets	330.7	240.1

Total current assets	3,233.7	3,924.6
Restricted cash (note 10)	470.8	475.5
Investments (note 6)	979.8	1,171.5
Property and equipment, net (note 9)	12,035.4	10,608.5
Goodwill (note 9)	13,144.7	12,626.8
Intangible assets subject to amortization, net (note 9)	2,405.0	2,504.9
Other assets, net (notes 7, 9 and 12)	1,716.7	1,306.8

Total assets	$33,986.1	$32,618.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2008	2007
	in millions

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735.0	$804.9
Deferred revenue and advance payments from subscribers and others (note 11)	918.4	933.8
Current portion of debt and capital lease obligations (note 10)	513.0	383.2
Derivative instruments (note 7)	441.7	116.2
Accrued interest	142.4	341.2
Other accrued and current liabilities	1,491.6	1,278.2

Total current liabilities	4,242.1	3,857.5
Long-term debt and capital lease obligations (including $574.5 million and $902.3 million, respectively, measured at fair value) (notes 7 and 10)	19,989.9	17,970.2
Deferred tax liabilities (note 12)	902.7	743.7
Other long-term liabilities (notes 7 and 11)	2,356.7	1,765.1

Total liabilities	27,491.4	24,336.5

Commitments and contingencies (notes 10, 12, 14 and 20)
Minority interests in subsidiaries	3,101.7	2,446.0

Stockholders’ equity (note 13):
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 136,334,241 and 174,687,478 shares, respectively	1.4	1.7
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,191,210 and 7,256,353 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 137,703,628 and 172,129,524 shares, respectively	1.4	1.7
Additional paid-in capital	4,124.0	6,293.2
Accumulated deficit	(1,874.9)	(1,319.1)
Accumulated other comprehensive earnings, net of taxes (note 19)	1,141.0	858.5

Total stockholders’ equity	3,393.0	5,836.1

Total liabilities and stockholders’ equity	$33,986.1	$32,618.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
	in millions, except share and per share amounts

Revenue (note 15)	$10,561.1	$9,003.3	$6,483.9

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 14 and 15)	4,112.4	3,717.2	2,771.8
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 14 and 15)	2,069.1	1,911.7	1,445.9
Depreciation and amortization (note 9)	2,857.7	2,493.1	1,884.7
Provisions for litigation (note 20)	—	171.0	—
Impairment, restructuring and other operating charges, net (notes 9 and 17)	158.5	43.5	29.2

	9,197.7	8,336.5	6,131.6

Operating income	1,363.4	666.8	352.3

Other income (expense):
Interest expense (note 15)	(1,147.4)	(982.1)	(673.4)
Interest and dividend income (note 15)	91.8	115.3	85.4
Share of results of affiliates, net (note 6)	5.4	33.7	13.0
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	78.9	72.4	(264.8)
Foreign currency transaction gains (losses), net	(552.1)	109.4	299.5
Unrealized losses due to changes in fair values of certain investments and debt, net (notes 6, 8, and 10)	(7.0)	(200.0)	(146.2)
Other-than-temporary declines in fair values of investments (note 6)	—	(212.6)	(13.8)
Losses on extinguishment of debt, net (note 10)	—	(112.1)	(40.8)
Gains on disposition of assets, net (note 5)	—	557.6	206.4
Other income, net	—	1.3	12.2

	(1,530.4)	(617.1)	(522.5)

Earnings (loss) before income taxes, minority interests and discontinued operations	(167.0)	49.7	(170.2)
Income tax benefit (expense) (note 12)	(434.8)	(233.1)	7.9
Minority interests in earnings of subsidiaries, net	(187.1)	(239.2)	(171.7)

Loss from continuing operations	(788.9)	(422.6)	(334.0)

Discontinued operations (note 5):
Earnings from operations	—	—	6.8
Gain on disposal of discontinued operations	—	—	1,033.4

	—	—	1,040.2

Net earnings (loss)	$(788.9)	$(422.6)	$706.2

Basic and diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 3):
Continuing operations	$(2.50)	$(1.11)	$(0.76)
Discontinued operations	—	—	2.37

	$(2.50)	$(1.11)	$1.61

Weighted average common shares outstanding — basic and diluted	315,234,690	380,223,355	438,135,460

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2008	2007	2006
	in millions

Net earnings (loss)	$(788.9)	$(422.6)	$706.2

Other comprehensive earnings, net of taxes (note 19):
Foreign currency translation adjustments	344.2	677.2	397.8
Reclassification adjustment for foreign currency translation losses included in net earnings (loss)	0.5	9.6	9.0
Unrealized gains (losses) on available-for-sale securities	—	(139.1)	5.7
Reclassification adjustment for net losses on available-for-sale securities included in net earnings (loss)	—	135.4	13.8
Unrealized losses on cash flow hedges	(1.7)	(2.7)	(7.2)
Reclassification adjustment for losses (gains) on cash flow hedges included in net earnings (loss)	1.4	(4.0)	6.0
Pension related adjustments	(22.4)	12.3	—

Other comprehensive earnings	322.0	688.7	425.1

Comprehensive earnings (loss)	$(466.9)	$266.1	$1,131.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated other
				Additional		comprehensive		Treasury	Total
	Common stock			paid-in	Accumulated	earnings (loss),	Deferred	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	compensation	at cost	equity
	in millions

Balance at January 1, 2006, before effect of accounting changes	$2.3	$0.1	$2.4	$9,992.2	$(1,732.5)	$(262.9)	$(15.6)	$(169.6)	$7,816.4
Accounting changes (note 2)	—	—	—	(15.6)	6.0	—	15.6	—	6.0

Balance at January 1, 2006, as adjusted for accounting changes	2.3	0.1	2.4	9,976.6	(1,726.5)	(262.9)	—	(169.6)	7,822.4
Net earnings	—	—	—	—	706.2	—	—	—	706.2
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	425.1	—	—	425.1
Repurchase of common stock (note 13)	—	—	—	—	—	—	—	(1,756.9)	(1,756.9)
Cancellation of treasury stock	(0.3)	—	(0.4)	(1,925.8)	—	—	—	1,926.5	—
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	63.1	—	—	—	—	63.1
Stock issued in connection with equity incentive plans	—	—	—	10.8	—	—	—	—	10.8
Adjustment to initially apply SFAS 158, net of taxes (note 2)	—	—	—	—	—	7.6	—	—	7.6
Minority owners’ share of distribution paid by Austar (note 13)	—	—	—	(71.0)	—	—	—	—	(71.0)
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	39.8	—	—	—	—	39.8

Balance at December 31, 2006	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$—	$—	$7,247.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions

Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$7,247.1
Accounting change (note 2)	—	—	—	71.4	123.8	—	195.2

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	(896.5)	169.8	7,442.3
Net loss	—	—	—	—	(422.6)	—	(422.6)
Other comprehensive earnings, net of tax (note 19)	—	—	—	—	—	688.7	688.7
Repurchase and cancellation of common stock (note 13)	(0.3)	—	(0.3)	(1,860.4)	—	—	(1,861.0)
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	55.9	—	—	55.9
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	12.4	—	—	12.4
Minority owners’ share of distribution paid by Austar (note 13)	—	—	—	(114.1)	—	—	(114.1)
Adjustments due to issuance of stock by Telenet (note 4)	—	—	—	(47.2)	—	—	(47.2)
Adjustments due to issuance of stock by J:COM (note 4)	—	—	—	55.2	—	—	55.2
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	26.5	—	—	26.5

Balance at December 31, 2007	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated other
				Additional		comprehensive	Total
	Common stock			paid-in	Accumulated	earnings,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	equity
	in millions

Balance at January 1, 2008, before effect of accounting change	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1
Accounting changes (note 2)	—	—	—	—	233.1	(39.5)	193.6

Balance at January 1, 2008, as adjusted for accounting change	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7
Net loss	—	—	—	—	(788.9)	—	(788.9)
Other comprehensive income, net of tax (note 19)	—	—	—	—	—	322.0	322.0
Repurchase and cancellation of common stock (note 13)	(0.3)	—	(0.3)	(2,216.5)	—	—	(2,217.1)
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	47.1	—	—	47.1
Stock issued in connection with equity incentive plans, net of employee tax withholding	—	—	—	9.0	—	—	9.0
Adjustments due to changes in subsidiaries’ equity and other, net (note 13)	—	—	—	(8.8)	—	—	(8.8)

Balance at December 31, 2008	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(788.9)	$(422.6)	$706.2
Earnings from discontinued operations	—	—	(1,040.2)

Loss from continuing operations	(788.9)	(422.6)	(334.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	153.5	193.4	70.0
Depreciation and amortization	2,857.7	2,493.1	1,884.7
Provisions for litigation	—	171.0	—
Impairment, restructuring and other operating charges	158.5	43.5	29.2
Amortization of deferred financing costs and non-cash interest	47.1	74.3	82.2
Share of results of affiliates, net of dividends	(5.4)	(28.5)	(7.3)
Realized and unrealized losses (gains) on financial and derivative instruments, net	(78.9)	(72.4)	264.8
Foreign currency transaction losses (gains), net	552.1	(109.4)	(299.5)
Unrealized losses due to changes in fair values of certain investments and debt, as adjusted for certain dividends	9.2	200.0	146.2
Other-than-temporary declines in fair values of investments	—	212.6	13.8
Losses on extinguishment of debt	—	112.1	40.8
Gains on disposition of assets, net	—	(557.6)	(206.4)
Deferred income tax expense (benefit)	231.2	130.1	(100.6)
Minority interests in earnings of subsidiaries	187.1	239.2	171.7
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	221.9	253.2	220.1
Payables and accruals	(407.1)	(478.8)	(139.3)
Net cash provided by operating activities of discontinued operations	—	—	74.9

Net cash provided by operating activities	3,138.0	2,453.2	1,911.3

Cash flows from investing activities:
Capital expended for property and equipment	(2,375.0)	(2,034.5)	(1,507.9)
Cash paid in connection with acquisitions, net of cash acquired	(691.9)	(1,178.8)	(1,254.2)
Proceeds received upon dispositions of assets	40.6	481.7	380.8
Investments in and loans to affiliates and others	(31.8)	(43.5)	(255.7)
Other investing activities, net	13.3	(11.6)	17.4
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	—	2,548.1
Net cash used by investing activities of discontinued operations	—	—	(92.5)

Net cash used by investing activities	$(3,044.8)	$(2,786.7)	$(164.0)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2008	2007	2006
	in millions

Cash flows from financing activities:
Borrowings of debt	$2,516.6	$4,932.6	$3,564.0
Repayments of debt and capital lease obligations	(1,057.1)	(2,294.7)	(2,472.8)
Repurchase of LGI common stock	(2,271.8)	(1,796.8)	(1,756.9)
Cash distribution by subsidiaries to minority interest owners	(33.5)	(596.5)	(95.3)
Proceeds from issuance of stock by subsidiaries	31.9	124.9	18.5
Payment of deferred financing costs	(27.7)	(95.3)	(91.9)
Proceeds from issuance of LGI common stock upon exercise of stock options	17.9	42.9	17.5
Change in cash collateral	9.4	6.2	(394.2)
Other financing activities, net	(12.6)	4.2	25.6

Net cash provided (used) by financing activities	(826.9)	327.5	(1,185.5)

Effect of exchange rates on cash	72.2	161.0	116.5

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(661.5)	155.0	695.9
Discontinued operations	—	—	(17.6)

Net increase (decrease) in cash and cash equivalents	(661.5)	155.0	678.3
Cash and cash equivalents:
Beginning of period	2,035.5	1,880.5	1,202.2

End of period	$1,374.0	$2,035.5	$1,880.5

Cash paid for interest	$1,288.0	$905.3	$498.5

Net cash paid for taxes	$141.3	$76.2	$65.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2008 in 15 countries, primarily in Europe, Japan and Chile. LGI was formed for the purpose of effecting the combination of LGI International, Inc. (LGI International) and UnitedGlobalCom, Inc. (UGC) (the LGI Combination). As a result of the LGI Combination, LGI International and UGC each became wholly-owned subsidiaries of LGI. LGI International is the predecessor to LGI and was formed in connection with the June 2004 spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media). In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI and its predecessors and subsidiaries. Through our indirect wholly-owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect controlling ownership interest in Telenet Group Holding NV (Telenet) (50.6% at December 31, 2008), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at December 31, 2008), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.0% at December 31, 2008), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On December 19, 2005 we reached an agreement to sell 100% of our Norwegian broadband communications operator, UPC Norge AS (UPC Norway), and completed the sale on January 19, 2006. On April 4, 2006, we reached an agreement to sell 100% of our Swedish broadband communications operator, NBS Nordic Broadband Services AB (publ) (UPC Sweden), and completed the sale on June 19, 2006. On June 6, 2006, we reached an agreement to sell 100% of our French broadband communications operator, UPC France SA (UPC France) and completed the sale on July 19, 2006. On June 9, 2006, we sold 100% of our Norwegian Competitive Local Exchange Carrier (CLEC), Priority Telecom Norway A.S., (PT Norway). We have presented UPC Norway, UPC Sweden, UPC France and PT Norway as discontinued operations in our consolidated financial statements. See note 5.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2008.

(2)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 161

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have adopted the provisions of SFAS 161 effective December 31, 2008.

SFAS 157 and FSP 157-3

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. (GAAP), and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008. For information regarding the impacts of such adoption on our consolidated financial statements, see notes 7 and 8. The deferred provisions of SFAS 157 will be applied prospectively following our adoption of these provisions on January 1, 2009.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the fair value method of accounting for certain equity method and available-for-sale investments, and such adoption resulted in (i) an increase to our investments of $280.9 million, (ii) an increase to our long-term deferred tax liabilities of $82.3 million, (iii) a decrease to our accumulated other comprehensive earnings, net of taxes, of $39.5 million and (iv) a decrease to our accumulated deficit of $238.1 million. Our adjustment to accumulated other comprehensive earnings, net of taxes, includes the release of previously-recorded foreign currency translation gains of $3.7 million and unrealized gains on available-for-sale securities of $35.8 million. See note 6.

EITF 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance for determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion (APB) No. 12, Omnibus Opinion (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. Effective January 1, 2008, we adopted EITF 06-10, which is applicable to two joint survivor life insurance policies that provide for an aggregate death benefit of $30 million on the lives of one of our former directors and his spouse. Such adoption resulted in (i) an increase to our other long-term assets of $21.8 million, (ii) an increase to our other accrued and current liabilities of $13.2 million, (iii) a decrease to our long-term deferred tax liabilities of $2.9 million, (iv) an increase to our other long-term liabilities of $16.5 million and (v) an increase to our accumulated deficit of $5.0 million.

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

SFAS 155

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). Among other matters, SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. If elected, subsequent changes in the fair value of the instrument are recognized in earnings. Effective January 1, 2006, we adopted SFAS 155 and elected to account for the €500.0 million ($697.6 million) 1.75% euro-denominated convertible senior notes issued by UGC (the UGC Convertible Notes) (see note 10) on a fair value basis. In accordance with the provisions of SFAS 155, we have accounted for the $9.3 million cumulative impact of this change, before deducting applicable deferred income taxes of $3.3 million, as a $6.0 million net decrease to our January 1, 2006 accumulated deficit. This adjustment represents the difference between the total carrying value of the individual components of the UGC Convertible Notes under our former method of accounting and the fair value of the UGC Convertible Notes as of January 1, 2006.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations, and, among other factors, generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

at the acquisition date, at fair values as of that date. The requirements of SFAS 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) also provides that the acquirer shall not adjust the finalized accounting for business combinations, including business combinations completed prior to the effective date of SFAS 141(R), for changes in acquired tax uncertainties or changes in the valuation allowances for acquired deferred tax assets that occur subsequent to the effective date of SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, our January 1, 2009 adoption of SFAS 141(R) will not impact our consolidated financial statements for prior periods.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also states that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will adopt SFAS 160 on January 1, 2009. With the exception of the presentation of minority interests in subsidiaries, which will be reclassified to a noncontrolling interests line item within stockholders’ equity for all periods presented, the provisions of SFAS 160 will be applied prospectively.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and early adoption is prohibited. We will begin applying the provisions of FSP 142-3 prospectively on January 1, 2009.

EITF 08-06

In September 2008, the EITF reached a consensus on EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 provides guidance for the accounting of equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. EITF 08-06 includes clarification on the following: (i) transaction costs should be included in the initial carrying value of the equity method investment, (ii) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (iii) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (iv) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. EITF 08-06 is effective on a prospective basis in fiscal

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

years and interim periods beginning on or after December 15, 2008 and early adoption is prohibited. We will adopt EITF 08-06 on January 1, 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

(3)	Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, stock-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including certain cash flows related to our derivative instruments, which have been reclassified in our consolidated statements of cash flows to align with the classification of the applicable underlying cash flows. See note 7.

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

Changes in our proportionate share of the underlying share capital of a subsidiary, including those which result from the issuance of additional equity securities by such subsidiary, are recognized as increases or decreases to additional paid-in capital.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of all investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2008 and 2007, our current and long-term restricted cash balances aggregated $483.9 million and $504.0 million, respectively. For additional information concerning our restricted cash balances, see note 10.

Our significant non-cash investing and financing activities are disclosed in our statements of stockholders’ equity and in notes 4, 5, 9, and 10.

Receivables

Receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $144.6 million and $125.4 million at December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

As discussed in note 2, we adopted SFAS 159 effective January 1, 2008. Under SFAS 159, we are permitted to make an election, on an investment-by-investment basis, to measure our investments at fair value. Such election is generally irrevocable. We have elected the fair value option for all investments that were previously classified as available-for-sale securities, and for certain privately-held investments. We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we have not elected the fair value option for those equity method investments with which LGI or its consolidated subsidiaries have significant related-party transactions. For additional information regarding our fair value method investments, see note 8.

Under the fair value method, investments are recorded at fair value as determined by the provisions of SFAS 157, and any changes in fair value are reported in net earnings or loss. All costs directly associated with the acquisition of an investment that is intended to be accounted for using the fair value method are expensed as incurred. Transfers between SFAS 157 fair value hierarchies are recorded as of the end of the period in which the transfer occurs.

Dividends from publicly-traded investees are recognized when declared as dividend income in our condensed consolidated statement of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

We continue to use the equity method for certain privately-held investments over which we have the ability to exercise significant influence. Generally, we exercise significant influence through a voting interest between 20% and 50%, or board representation and management authority. Under the equity method, an investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the portion of the difference between our investment and our share of the net assets of the investee that represents goodwill is not amortized, but continues to be considered for impairment under APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Intercompany profits on transactions with equity affiliates where assets remain on the balance sheet of LGI or the investee are eliminated to the extent of our ownership in the investee.

Through December 31, 2008, changes in our proportionate share of the underlying share capital of an equity method investee, including those which result from the issuance of additional equity securities by such equity investee, were recognized as increases or decreases to additional paid-in capital. Upon our January 1, 2009 adoption of EITF 08-06, these changes will be recognized as gains or losses in our consolidated statements of operations.

We use the cost method for investments in certain non-marketable securities over which we do not have the ability to exercise significant influence. These investments are carried at cost, subject to an other-than-temporary impairment assessment.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

We continually review our equity and cost method investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee, changes in the stock price or valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. In addition, we consider the reason for the decline in fair value, such as (i) general market conditions and (ii) industry specific or investee specific factors, as well as our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value of an equity or cost method investment is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an equity or cost method investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for cost investments are included in our consolidated statement of operations as other-than-temporary declines in fair values of investments. Writedowns of equity method investments are included in share of results of affiliates.

Prior to our January 1, 2008 adoption of SFAS 159, we accounted for certain investments as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on securities that are classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of stockholders’ equity.

Realized gains and losses are determined on an average cost basis. Securities transactions are recorded on the trade date.

Financial Instruments

Due to the short maturities of cash and cash equivalents, short-term restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair value of our debt, see note 10.

Derivative Instruments

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps, none of the derivative instruments that were in effect during the three years ended December 31, 2008 were designated as hedges for financial reporting purposes.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies (SFAS 51), we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities such as reconnecting

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

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

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by the FASB Interpretation No. 47, we recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. In addition, we recognize asset retirement obligations that arise from the European Union Directive on Waste Electrical and Electronic Equipment (WEEE Directive) pursuant to FASB Staff Position No. 143-1. The WEEE Directive creates certain legal obligations to dispose of electrical and electronic equipment, which incorporates equipment used in our European operations. The majority of our obligations under the WEEE Directive are related to customer premise equipment.

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

As of December 31, 2008 and 2007, the recorded value of our asset retirement obligations was $72.0 million and $53.4 million, respectively.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

Impairment of Property and Equipment and Intangible Assets

SFAS 144 requires that we review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such events or changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, which is generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset group exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Pursuant to SFAS 142, we evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. Through December 31, 2008, GAAP required that we account for any post-acquisition changes in these items as adjustments of the accounting for

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

the respective business combinations, and accordingly, the tax impact of these changes was not recognized in our consolidated statements of operations. Following our January 1, 2009 adoption of SFAS 141(R), the finalized accounting for business combinations, including business combinations completed prior to January 1, 2009, will no longer be adjusted for these changes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense.

Defined Benefit Plans

Certain of our indirect subsidiaries maintain various employee pension plans that are treated as defined benefit pension plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We estimate discount rates annually based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. To the extent that net actuarial gains or losses exceed 10% of the greater of plan assets or plan liabilities, such gains or losses are amortized over the average future service period of plan participants. Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). For additional information, see note 18.

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) and equity investees are translated at the spot rate in effect at the applicable reporting date, and our consolidated statements of operations and our company’s share of the results of operations of our equity affiliates generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of stockholders’ equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated cash flow statements.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the consolidated statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Other Revenue.  We recognize revenue from DTH, telephone and data services that are not provided over our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to services that are not provided over our cable network is deferred and amortized over the average expected subscriber life.

Promotional Discounts.  For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted monthly fees charged to the subscriber, if any.

Subscriber Advance Payments and Deposits.  Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided.

Deferred Construction and Maintenance Revenue.  As further described in note 11, J:COM enters into agreements whereby it receives up-front compensation to construct and maintain certain cable facilities. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over periods (generally 20 years) that are consistent with the durations of the underlying agreements.

Sales, Use and Other Value Added Taxes.  Revenue is recorded net of applicable sales, use and other value added taxes.

Stock-Based Compensation

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

In addition, SFAS 123(R) requires the cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed by the prior accounting rules. This requirement, to the extent applicable, reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

We reported losses from continuing operations during 2008, 2007 and 2006. Therefore, the dilutive effect at December 31, 2008, 2007 and 2006 of (i) the aggregate number of then outstanding options, SARs, and nonvested shares of approximately 26.1 million, 26.7 million and 32.1 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 42.4 million, 42.0 million and 39.4 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI’s performance-based incentive plans of 21.1 million, 9.9 million and nil, respectively, were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

(4)	Acquisitions

Significant 2008 Acquisitions

During 2008, our significant acquisitions included (i) J:COM’s acquisition of Mediatti Communications, Inc. (Mediatti), a broadband communications operator in Japan, effective December 25, 2008 and (ii) Telenet’s acquisition of Interkabel, as defined below, effective October 1, 2008. These acquisitions, which are described below, are collectively referred to herein as the Significant 2008 Acquisitions.

A summary of the purchase prices and opening balance sheets of the Significant 2008 Acquisitions is presented following the descriptions of these transactions below.

Acquisition of Mediatti

Prior to December 25, 2008, Mediatti was 45.5%-owned by Liberty Japan MC, LLC (Liberty Japan MC), our then 95.2% indirectly-owned subsidiary, 44.7%-owned by affiliates of Olympus Capital (collectively, Olympus) and 9.8%-owned by other third parties. On December 24, 2008, we purchased the remaining 4.8% interest in Liberty Japan MC that we did not already own for ¥615.8 million ($6.8 million at the transaction date). On December 25, 2008, J:COM purchased 100% of the outstanding shares of Mediatti for total cash consideration before direct acquisition costs of ¥28,350.6 million ($310.5 million at the transaction date), of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). J:COM funded the cash purchase price and the December 30, 2008 repayment of Mediatti’s debt with available cash and borrowings under the J:COM Credit Facility, as described in note 10. J:COM acquired Mediatti in order to achieve certain financial, operational and strategic benefits through the integration of Mediatti with J:COM’s existing operations.

J:COM has accounted for the acquisition of Mediatti under the provisions of SFAS 141, whereby the Mediatti interest acquired from Olympus and the other third parties has been accounted for using the purchase method of accounting and the Mediatti interest acquired from our company has been treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire Mediatti includes (i) ¥15,463.6 million ($169.4 million at the transaction date) representing the cash paid to Olympus and the other

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

third parties, (ii) ¥7,299.4 million ($79.9 million at the transaction date) representing the historical cost basis or our equity method investment in Mediatti at December 25, 2008 and (iii) ¥229.2 million ($2.5 million at the transaction date) representing direct acquisition costs.

The aggregate cost basis assigned to the Mediatti interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of Mediatti based on preliminary assessments of their respective fair values, and the excess of the aggregate cost basis over the preliminary fair values of such identifiable net assets has been allocated to goodwill. The allocation of this aggregate cost basis by J:COM, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based on J:COM’s final assessment of the fair values of the identifiable assets and liabilities of Mediatti. Although most items in the Mediatti valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will involve intangible assets, deferred revenue and deferred income taxes.

Acquisition of Interkabel

Pursuant to an agreement with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” that was executed on June 28, 2008 (the 2008 PICs Agreement), Telenet acquired from the PICs, effective October 1, 2008, certain cable television assets (Interkabel), including (i) substantially all of the rights that Telenet did not already hold to use the broadband communications network owned by the PICs (the Telenet PICs Network) and (ii) the analog and digital television activities of the PICs, including the entire subscriber base (together with the acquisition of the rights to use the Telenet PICs Network, the Interkabel Acquisition). As further described below, Telenet previously had acquired in 1996 the exclusive right to provide point-to-point services, including broadband internet and telephony services, and the right to use a portion of the capacity of the Telenet PICs Network. Telenet completed the Interkabel Acquisition in order to achieve certain financial, operational and strategic benefits by obtaining full access to the Telenet PICs Network and integrating (i) the PICs digital and analog television activities and (ii) Telenet’s digital interactive television services with the broadband internet and telephony services already offered by Telenet over the Telenet PICs Network.

In connection with the Interkabel Acquisition, (i) Telenet paid net cash consideration of €224.9 million ($315.9 million at the transaction date) before working capital adjustments and direct acquisition costs and (ii) entered into a long-term lease of the Telenet PICs Network, as further described below. The €224.9 million of cash consideration includes €8.3 million ($11.6 million at the transaction date) representing compensation to the PICs for the acquisition of certain equipment and other rights, net of compensation to Telenet for the transfer of certain liabilities to Telenet. In addition, the PICs paid Telenet cash of €27.0 million ($37.9 million at the transaction date) during the fourth quarter of 2008 in connection with certain working capital adjustments. Telenet borrowed an additional €85.0 million ($124.2 million at the transaction date) under the Telenet Credit Facility in September 2008 to fund a portion of the €224.9 million of net cash consideration paid to the PICs. The remaining cash consideration was funded by existing cash and cash equivalent balances. We incurred €3.4 million ($4.8 million at the transaction date) of direct acquisition costs associated with this transaction.

Among other matters, the 2008 PICs Agreement, which supersedes the agreement-in-principle that the parties signed on November 26, 2007, provides that the PICs will remain the legal owners of the Telenet PICs Network, and that Telenet will receive full rights to use the Telenet PICs Network under a long-term lease for a period of 38 years, for which it will pay recurring fees in addition to the fees paid under the existing 1996 PICs Agreements, as described below. The fees payable under the 2008 PICs Agreement include (i) principal payments of €13.0 million ($18.1 million) per year (payable in quarterly installments) through October 2023 on the €195.0 million ($272.1 million) value assigned to the initial leased asset base, (ii) payments to the PICs over the life of the 2008 PICs Agreement to reimburse for capital expenditures and compensate for network operating costs incurred by the PICs with respect to the Telenet PICs Network and (iii) interest on the outstanding amount of the initial leased asset base and all capital additions to the initial leased asset base at a rate of 6.25% per annum over the life of the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

2008 PICs Agreement. All capital expenditures associated with the Telenet PICs Network will be initiated by Telenet but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule.

Including amounts payable under the existing 1996 PICs Agreements, as described below, payments for network operating costs incurred by the PICs will total €34.8 million ($48.6 million) during the first year of the 2008 PICs Agreement and will decrease by a fixed annual amount though the sixth year of the 2008 PICs Agreement, when the annual reimbursement will be €28.7 million ($40.0 million). Thereafter, the percentage change in the amount of reimbursed network operating costs will be based on changes in the network operating costs incurred by Telenet with respect to its own networks. Payments to the PICs for network operating costs are included in operating expenses in our consolidated statements of operations.

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

The 2008 PICs Agreement will expire on September 23, 2046 and cannot be early terminated (except in case of non-payment or bankruptcy of the lessee). In the event no agreement has been reached between the parties before or on September 23, 2034 to extend or terminate the 2008 PICs Agreement, the 2008 PICs Agreement will be extended until 2107 if (i) the PICs have not informed Telenet on September 23, 2034 of their intention to terminate the 2008 PICs Agreement and (ii) Telenet has informed the PICs of its intention to extend the 2008 PICs Agreement. In case the agreement is so extended, it can be terminated by either party by giving a 12 year notice.

In the event a court would require Telenet and the PICs to pay a penalty or indemnification to a third party on grounds that the PICs did not organize a market consultation procedure before entering into the agreements, the PICs will be liable to pay such indemnity up to a maximum amount of €20 million ($27.9 million). Any amount above €20 million would be payable by Telenet. The arrangement covers claims introduced on or before June 28, 2018.

Pursuant to certain agreements that Telenet and the PICs entered into in 1996 (the 1996 PICs Agreements), Telenet acquired the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on a portion of the Telenet PICs Network. In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to make various payments to the PICs, including payments associated with the capital upgrade of the Telenet PICs Network so that the Telenet PIC Network would be technologically capable of providing two-way communications services (the two-way upgrade). The discounted value of the amounts payable by Telenet through 2016 under the 1996 PICs Agreements that corresponded to the two-way upgrade of the Telenet PICs Network was reflected as a financed obligation within our other debt balances, with corresponding amounts reflected as intangible assets associated with Telenet’s right to use a portion of the Telenet PICs Network. Following the completion of the Interkabel Acquisition, we began including these financed obligations (€83.5 million ($116.5 million) balance at October 1, 2008) and intangible assets (€81.5 million ($113.7 million) net carrying value at October 1, 2008) together with the respective lease obligations and assets associated with the 2008 PICs Agreement to arrive at the total obligations and assets that we report in our consolidated balance sheet with respect to the capital lease of the Telenet PICs Network. See notes 9 and 10. Telenet’s obligation to make additional annual payments from 2017 through 2046 under the 1996 PICs Agreements was not terminated by the 2008 PICs Agreement. The discounted value of these payments as of December 31, 2008 (€41.8 million ($58.3 million)) is included in our other debt balances in our consolidated balance sheet.

Telenet has accounted for the Interkabel Acquisition using the purchase method of accounting, whereby the total purchase price has been allocated to the acquired identifiable net assets based on assessments of their

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The purchase price allocation, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based on Telenet’s final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will involve long-lived assets and deferred income taxes.

For information concerning the litigation related to the Interkabel Acquisition, see note 20.

Opening Balance Sheet Information of the Significant 2008 Acquisitions

A summary of the purchase price and opening balance sheets for the Significant 2008 Acquisitions is presented in the following table. The opening balance sheets presented in this table are based on preliminary purchase price allocations and are therefore subject to adjustment:

	Mediatti	Interkabel
Effective acquisition date	December 31,	October 1,
for financial reporting purposes:	2008	2008
	in millions

Cash	$57.7	$—
Other current assets	22.6	—
Investments	3.4	—
Property and equipment, net	300.1	389.2
Goodwill (a)	216.2	120.6
Intangible assets subject to amortization (b)	49.9	161.1
Other assets, net	26.1	14.2
Current liabilities	(53.9)	(71.0)
Long-term debt and capital lease obligations	(273.5)	(290.2)
Other long-term liabilities	(95.3)	(41.2)
Minority interests	(1.5)	—

Total purchase price	$251.8	$282.7

Purchase price:
Cash consideration	$169.4	$277.9
Investments (c)	79.9	—
Direct acquisition costs	2.5	4.8

	$251.8	$282.7

(a)	Substantially all of the goodwill associated with the Interkabel transaction is expected to be deductible for tax purposes.

(b)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships. The intangible assets of each of Mediatti and Interkabel had weighted average lives of 10 years at the respective acquisition dates. The Interkabel amount includes an €81.5 million ($113.7 million) reduction associated with the reclassification of certain network-related intangible assets to property and equipment, net. For additional information, see the above description of the Interkabel Acquisition.

(c)	The amount for Mediatti represents the carrying value of our equity method investment in Mediatti, which was eliminated upon J:COM’s acquisition of Mediatti.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Other 2008 Acquisition

Spektrum — On September 1, 2008, Chellomedia Programming BV, a wholly-owned subsidiary of Chellomedia, acquired 100% ownership interests in (i) Spektrum-TV ZRT and (ii) Ceska programova spolecnost s.r.o. (together, Spektrum) for cash consideration of $94.2 million, before considering cash acquired, post-closing working capital adjustments and direct acquisition costs. Spektrum operates a documentary channel in the Czech Republic, Slovakia and Hungary. Chellomedia acquired Spektrum in order to achieve certain financial, operational and strategic benefits through the integration of Spektrum with Chellomedia’s existing operations. We have accounted for the Spektrum acquisition using the purchase method of accounting, whereby the total purchase price has been allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill. The allocation of this aggregate cost basis, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based on our final assessment of the fair values of the identifiable assets and liabilities of Spektrum. Although certain items in the Spektrum valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will involve intangible assets and deferred income taxes.

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

A summary of the purchase prices and opening balance sheets of the Significant 2007 Acquisitions is presented following the descriptions of these transactions below.

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

In addition, in November 2006, LGI Ventures BV (LGI Ventures), formerly Chellomedia Investments BV, a wholly-owned subsidiary of Chellomedia, paid cash consideration of €22.2 million ($28.4 million at the transaction date), before direct acquisition costs, to acquire 931,138 Telenet shares and 136,464 warrants to purchase 409,392 Telenet shares from certain of our co-investors in Telenet. In December 2006, Liberty Global Europe NV (Liberty Global Europe), the parent of Chellomedia, paid cash consideration of €17.2 million ($22.5 million at the transaction date), before direct acquisition costs, to acquire 800,000 Telenet shares through open market purchases.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

The Investcos’ securities mentioned above have been mandatorily redeemable at the option of the third-party holders since the October 2005 initial public offering (IPO) of Telenet. The estimated redemption value of the Investcos’ securities held by third parties was included in debt in our consolidated balance sheets and changes in the estimated redemption value of the Investcos’ securities held by third parties were included in interest expense in our consolidated statements of operations. During 2006, we recorded increases to the estimated redemption value of these securities aggregating €3.3 million ($4.1 million at the average rate during the period).

On November 13, 2006, Belgian Cable Investors, then a majority-owned subsidiary of Chellomedia, paid cash consideration of €135.0 million ($172.9 million at the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). At the time, the Mixed Intercommunales were, along with certain of our subsidiaries, members of a syndicate (the Telenet Syndicate) that controlled Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction, we obtained a majority ownership interest in the Telenet shares owned by the Telenet Syndicate, thereby acquiring certain governance rights that provided us with the ability to exercise voting control over Telenet, as further described below. However, as we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we accounted for Telenet using the equity method through December 31, 2006. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We obtained control of Telenet to enhance our strategic alternatives with respect to our investment position in Telenet.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

Acquisition of JTV Thematics

Sumitomo Corporation (Sumitomo) is the owner of a minority interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority-owned subsidiary and the owner of a controlling interest in J:COM. On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our Japanese programming joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consisted of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan. Following the spin-off of JTV Thematics, Jupiter TV was renamed SC Media & Commerce, Inc. (SC Media). SC Media’s business primarily focuses on the operation of Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel), through which a wide variety of consumer products and accessories are marketed and sold.

As further described in note 5, we exchanged our interest in SC Media for shares of Sumitomo common stock on July 3, 2007.

On September 1, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM. The merger of J:COM and JTV Thematics has been treated as the acquisition of JTV Thematics by J:COM. J:COM acquired JTV Thematics to increase its presence in the programming distribution business in Japan. J:COM has accounted for the acquisition of JTV Thematics under the provisions of SFAS 141 whereby the JTV Thematics interest acquired from Sumitomo has been accounted for using the purchase method of accounting and the JTV Thematics interest acquired from our company has been treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire JTV Thematics includes (i) ¥26,839 million ($231.7 million at the transaction date) representing the value assigned to the 253,676 J:COM ordinary shares issued to Sumitomo based on the average quoted market price of J:COM ordinary shares for

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

the period beginning two trading days before and ending two trading days after the terms of the merger were agreed to and announced (May 22, 2007), (ii) ¥6,708 million ($57.9 million at the transaction date) representing the value assigned to the 253,675 J:COM ordinary shares issued to one of our wholly-owned indirect subsidiaries, based on our historical cost basis in JTV Thematics at September 1, 2007 and (iii) ¥411.0 million ($3.5 million at the transaction date) representing direct acquisition costs.

The aggregate cost basis assigned to the JTV Thematics interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of JTV Thematics based on final assessments of their respective fair values, and the excess of the aggregate cost basis over the fair values of such identifiable net assets was allocated to goodwill.

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

Opening Balance Sheet Information of the Significant 2007 Acquisitions

A summary of the purchase prices and opening balance sheets of the Significant 2007 Acquisitions is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2008 prior to the finalization of the applicable purchase price allocations:

	Telenet	JTV Thematics
Effective acquisition or consolidation date	January 1,	September 1,
for financial reporting purposes:	2007	2007
	in millions

Cash	$77.6	$6.3
Other current assets	159.1	22.3
Investments	—	94.1
Property and equipment, net	1,420.3	8.8
Goodwill	1,975.1	159.8
Intangible assets subject to amortization (a)	929.9	132.8
Other assets, net	22.9	14.5
Current liabilities	(575.6)	(46.5)
Long-term debt and capital lease obligations	(1,810.7)	(24.2)
Other long-term liabilities	(299.7)	(74.6)
Minority interests (b)	(378.3)	(0.2)

Total purchase price	$1,520.6	$293.1

Purchase price:
Cash consideration	$930.8	$—
Issuance of J:COM stock to Sumitomo	—	231.7
Investments (c)	523.3	57.9
Options and warrants (d)	65.2	—
Direct acquisition costs	1.3	3.5

	$1,520.6	$293.1

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships and, in the case of Telenet, certain network-related rights. At January 1, 2007 and the respective 2007 step acquisition dates, the weighted average useful life of Telenet’s intangible assets was approximately 16 years. At September 1, 2007, the useful life of JTV Thematics’ intangible assets was approximately 15 years.

(b)	The Telenet amount represents the minority interest owners’ share of Telenet’s net assets.

(c)	These amounts represent the carrying values of our equity method investments in Telenet and JTV Thematics, which were eliminated upon our respective acquisitions of controlling interests in these entities.

(d)	Amount represents the fair value of options and warrants to acquire Telenet ordinary shares on the date of exercise.

Other 2007 Acquisition

Telesystems Tirol — On October 2, 2007, our operating subsidiary in Austria acquired Telesystem Tirol GmbH & Co KG (Tirol), a broadband communications operator in Austria, for cash consideration of €84.3 million ($119.3 million at the transaction date), including working capital adjustments and direct acquisition costs. We have accounted for the Telesystems Tirol acquisition using the purchase method of accounting, whereby the total purchase price has been allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of such identifiable net assets was allocated to goodwill.

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

A summary of the purchase prices and opening balance sheets of the Significant 2006 Acquisitions is presented following the descriptions of these transactions below.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Opening Balance Sheet Information of the Significant 2006 Acquisitions

A summary of the purchase prices and opening balance sheets of the Significant 2006 Acquisitions is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2007 prior to the finalization of the applicable purchase price allocations.

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

Other 2006 Acquisition

INODE — On March 2, 2006 we acquired UPC Austria GmbH (formerly INODE Telekommunikationsdienstleistungs GmbH) (INODE), an unbundled Digital Subscriber Line (DSL) provider in Austria, for cash consideration before direct acquisition costs of €93 million ($111 million at the transaction date). The INODE acquisition has been accounted for using the purchase method of accounting, whereby the total purchase price has been allocated to the acquired identifiable net assets of INODE based on their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill.

Pro Forma Information for 2008 and 2007 Significant Acquisitions

The following unaudited pro forma consolidated operating results for 2008 and 2007 give effect to (i) the Significant 2008 acquisitions as if they had been completed as of January 1, 2008 (for 2008 results) and January 1,

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

2007 (for 2007 results) and (ii) the Significant 2007 Acquisitions as if they had been completed as of January 1, 2007 (for 2007 results). No effect has been given to the acquisitions of Spektrum and Tirol since they would not have had a material impact on our results of operations for the indicated periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended
	December 31,
	2008	2007
	in millions, except per share amounts

Revenue	$10,834.1	$9,321.9

Net loss from continuing operations	$(816.1)	$(452.5)

Basic and diluted loss per share from continuing operations — Series A, Series B and Series C common stock	$(2.59)	$(1.19)

Pro Forma Information for 2007 and 2006 Significant Acquisitions

The following unaudited pro forma consolidated operating results for 2007 and 2006 give effect to (i) the Significant 2007 Acquisitions as if they had been completed as of January 1, 2007 (for 2007 results) and January 1, 2006 (for 2006 results) and (ii) the Significant 2006 Acquisitions as if they had been completed as of January 1, 2006 (for 2006 results). No effect has been given to the acquisitions of Tirol and INODE since they would not have had a material impact on our results of operations for the indicated periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

	Year ended December 31,
	2007	2006
	in millions, except per share amounts

Revenue	$9,061.7	$7,776.3

Net loss from continuing operations	$(430.3)	$(344.5)

Basic and diluted loss per share from continuing operations — Series A, Series B and Series C common stock	$(1.13)	$(0.79)

(5)	Dispositions and Discontinued Operations

2007 Dispositions

SC Media — On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). As a result of this exchange transaction, we recognized a pre-tax gain of $489.3 million, representing the excess of the market value of the Sumitomo shares received over the carrying value of our investment in SC Media, after deducting a $19.4 million foreign currency translation loss that was reclassified from our accumulated other comprehensive earnings to our consolidated statement of operations in connection with this exchange transaction. During the second quarter of 2007, we

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

executed a zero cost collar transaction with respect to the Sumitomo shares. See note 7. During the fourth quarter of 2007, we recorded a loss due to an other-than-temporary decline in the fair value of our investment in Sumitomo common stock. See note 6.

Melita Cable Plc (Melita) — On July 26, 2007, an indirect wholly-owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the transaction date). We recognized a gain of $62.2 million in connection with this transaction.

2006 Dispositions

UPC Belgium NV/SA (UPC Belgium) — On December 31, 2006, we sold UPC Belgium to Telenet for cash consideration of €184.5 million ($243.3 million at the transaction date), after deducting cash received to settle net cash and working capital adjustments of €20.9 million ($27.6 million at the transaction date). The terms of this transaction were voted on and approved by Telenet’s board of directors, with the Telenet board members affiliated with LGI abstaining from the vote. In connection with this transaction, we recognized a pre-tax gain of $104.7 million after eliminating the percentage of the gain equal to our ownership interest in Telenet at December 31, 2006. The pre-tax gain recognized includes realized foreign currency translation gains of $7.3 million. Due to our continuing ownership interest in Telenet, we have not accounted for UPC Belgium as a discontinued operation.

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

UPC Sweden — On April 4, 2006, we reached an agreement to sell 100% of UPC Sweden to a consortium of unrelated third parties. On June 19, 2006, we sold UPC Sweden for cash proceeds of Swedish krona (SEK) 2,984 million ($403.9 million at the transaction date) and the assumption by the buyer of capital lease obligations with an aggregate balance of approximately SEK 251 million ($34.0 million at the transaction date). We were required to use €150 million ($188.6 million at the transaction date) of the UPC Sweden sales proceeds to prepay

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

borrowings under the UPC Broadband Holding Bank Facility. Effective March 31, 2006, we began accounting for UPC Sweden as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the June 19, 2006 disposal of UPC Sweden, we recognized a net gain of $155.2 million that includes realized cumulative foreign currency translation gains of $4.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included UPC Sweden in our then reportable segment, Other Western Europe.

UPC France — On July 19, 2006, we sold our 100% interest in UPC France to a consortium of unrelated third parties for cash proceeds of €1,253.2 million ($1,578.4 million at the transaction date), subject to post-closing adjustments. Effective June 1, 2006, we began accounting for UPC France as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. Other than severance and bonus payments that were paid in connection with the disposition, UPC France’s net results from July 1, 2006 through the date of sale were not significant. Pursuant to the terms of the UPC Broadband Holding Bank Facility, we are required to use €290.0 million ($365.3 million at the transaction date) of the cash proceeds from the UPC France sale to prepay or otherwise provide for the prepayment of a portion of the amounts outstanding under the UPC Broadband Holding Bank Facility. As permitted by the UPC Broadband Holding Bank Facility, we initially placed cash proceeds equal to the €290.0 million required prepayment in a restricted account that is reserved for the prepayment of amounts outstanding under the UPC Broadband Holding Bank Facility. In September 2006, we used €105.0 million ($146.5 million) of the amounts held in the UPC Holding restricted account, together with available cash of €25.0 million ($34.9 million), to repay amounts outstanding under the UPC Broadband Holding Bank Facility. During the fourth quarter of 2006, the UPC Broadband Bank Facility was amended to eliminate the requirement to use the remaining €185.0 million ($258.1 million) to prepay borrowings under the UPC Broadband Holding Bank Facility provided that such amount was reinvested in the business prior to a specified date. As a result of this amendment, the funds were withdrawn from the blocked account in December 2006 and reinvested in the business. In connection with the July 19, 2006 disposal of UPC France, we recognized a net gain of $625.4 million that includes realized cumulative foreign currency translation losses of $18.6 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statements of operations. Prior to its disposal, we presented UPC France as a separate reportable segment.

PT Norway — On June 9, 2006, our subsidiary, Priority Holding BV, disposed of its 100% interest in PT Norway. Effective June 1, 2006, we began accounting for PT Norway as a discontinued operation in our consolidated financial statements in accordance with SFAS 144. In connection with the disposal of PT Norway, we recognized a net gain of $29.7 million that includes realized cumulative foreign currency translation losses of $0.4 million. No income taxes were required to be provided on this gain. This net gain is reflected in discontinued operations in our consolidated statement of operations. Prior to its disposal, we included PT Norway in our corporate and other category for segment reporting purposes.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Operating Results of Discontinued Operations

The operating results that are included in discontinued operations are presented in the following table:

Year ended
December 31,
2006 (a)
in millions

Revenue	$325.4

Operating income	$25.1

Earnings before income taxes and minority interests	$7.0

Net earnings from discontinued operations	$6.8

(a)	Includes UPC Sweden, UPC France and PT Norway.

As noted above, we were required to use proceeds from the UPC Norway, UPC Sweden and UPC France dispositions to repay certain amounts outstanding under the UPC Broadband Holding Bank Facility. Interest expense related to such required debt repayments of $17.9 million for the year ended December 31, 2006 is included in discontinued operations in our consolidated statements of operations.

(6)	Investments

The details of our investments are set forth below:

	December 31,
	2008	2007
	in millions

Accounting Method

Fair value	$815.1	$—
Equity	189.7	388.6
Cost	25.0	22.1
Available-for-sale	—	760.8

Total	$1,029.8	$1,171.5

Current (a)	$50.0	$—

Long-term	$979.8	$1,171.5

(a)	The current amount represents the market value of our investment in shares of The News Corporation Limited (News Corp.) at December 31, 2008. Due to the fact that we intend to use our News Corp. shares to settle a related prepaid forward sale transaction that is scheduled to mature on July 7, 2009, we have included this amount in other current assets in our December 31, 2008 consolidated balance sheet. For information concerning our News Corp. prepaid forward sale transaction, see note 7.

Fair Value Method Investments

As further discussed in note 2, we adopted SFAS 159 effective January 1, 2008. Pursuant to SFAS 159, we elected the fair value option for certain of our investments, including our investments in Sumitomo, News Corp. and Canal+ Cyfrowy Sp zoo (Cyfra+). The aggregate fair value of our fair value method investments as of January 1, 2008 was $1,138.8 million.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Sumitomo — At December 31, 2008 and 2007, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares represented 3.7% of Sumitomo’s outstanding common stock at September 30, 2008, the latest date for which information with respect to Sumitomo’s outstanding shares is publicly available. At December 31, 2008 and 2007, the fair value of our Sumitomo shares was $392.2 million and $648.1 million, respectively.

During the fourth quarter of 2007, the value of our investment in Sumitomo common stock declined to a level at December 31, 2007 that was nearly 25% below our then cost basis of ¥104.5 billion ($854.7 million at the transaction date). The decline in fair value was considered other-than-temporary primarily due to the extent and length of time that fair value was below carrying value and uncertainties regarding the near-term prospects for the recovery of the market price of Sumitomo shares. Accordingly, we recognized a $206.6 million pre-tax loss in December 2007. This loss is included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Our investment in Sumitomo common stock is pledged as security for borrowings under the Sumitomo Collar, which among other matters, effectively hedges our exposure to declines in the market price of Sumitomo common stock below a specified amount. For additional information, see note 7.

News Corp. — At December 31, 2008 and 2007, we held 5,500,000 shares of News Corp. Class A common stock. In August 2005, we entered into a prepaid forward sale transaction with respect to our investment in News Corp. Class A common stock. See note 7.

Cyfra+ — At December 31, 2008 and 2007, we held a 25.0% interest in Cyfra+, a privately-held DTH operator in Poland.

Equity Method Investments

Our equity method affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. At December 31, 2008, investments accounted for using the equity method include (i) J:COM’s 50.0% ownership interest in Discovery Japan, Inc., a general documentary channel business currently operating two channels in Japan, (ii) J:COM’s 33.4% ownership interest in JSports Broadcasting Corporation, a sports channel business currently operating four channels in Japan, and (iii) Austar’s 50.0% ownership interest in XYZ Network Pty LTD, a provider of programming services in Australia. The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2008	2007	2006
	in millions

SC Media	$—	$16.7	$34.4
Telenet	—	—	(24.3)
Other	5.4	17.0	2.9

Total	$5.4	$33.7	$13.0

At December 31, 2008 and 2007, the aggregate carrying amount of our equity method investments exceeded our proportionate share of the respective affiliates’ net assets by $89.5 million and $237.5 million, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite-lived intangible assets are amortized over their estimated useful lives (generally 17 years).

SC Media

SC Media, a 50% joint venture formed in 1996 by our company and Sumitomo, was a programming company in Japan, which owned and invested in programming distribution businesses, including the businesses of JTV Thematics and Jupiter Shop Channel. As a result of the exchange of our investment in SC Media for Sumitomo

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

shares on July 3, 2007 and J:COM’s acquisition of a 100% interest in JTV Thematics on September 1, 2007, we no longer own an interest in SC Media and certain of the equity method investments formerly owned by SC Media are now owned by J:COM. For additional information, see notes 4 and 5.

Summarized financial information of SC Media for the periods in which we used the equity method to account for SC Media is as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2007	2006
	in millions

Results of Operations

Revenue	$449.8	$961.2
Operating, selling, general and administrative expenses	(368.7)	(752.3)
Depreciation and amortization	(12.7)	(21.2)

Operating income	68.4	187.7
Other, net	(38.7)	(108.1)

Earnings from continuing operations	$29.7	$79.6

Net earnings	$29.7	$68.8

Telenet

We began accounting for Telenet as a consolidated subsidiary effective January 1, 2007. For information concerning transactions involving our Telenet ownership interests during 2007 and 2006, see note 4.

Summarized financial information of Telenet during 2006, the period in which we used the equity method to account for Telenet, is as follows:

Year ended
December 31,
2006
in millions

Results of Operations

Revenue	$1,020.8
Operating, selling, general and administrative expenses	(568.4)
Depreciation and amortization	(272.8)

Operating income	179.6
Interest expense, net	(111.7)
Other, net	(53.9)

Net earnings	$14.0

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Other

Mediatti — As further described in note 4, J:COM purchased 100% of the outstanding shares of Mediatti on December 25, 2008. Prior to this transaction, LGI accounted for its interest in Mediatti using the equity method. Summarized financial information of Mediatti for the indicated periods is as follows:

December 31,
2007
in millions

Financial Position

Current assets	$35.8
Investments	7.3
Property and equipment, net	208.4
Intangibles and other assets, net	73.8

Total assets	$325.3

Current liabilities	$53.2
Debt	138.7
Other liabilities	43.0
Minority interests	1.9
Shareholders’ equity	88.5

Total liabilities and shareholders’ equity	$325.3

	Year ended December 31,
	2008	2007	2006
	in millions

Results of Operations

Revenue	$172.8	$124.2	$87.5
Operating, selling, general and administrative expenses	(117.4)	(86.7)	(67.0)
Depreciation and amortization	(47.5)	(36.2)	(27.9)
Impairment	(4.6)	—	—

Operating income (loss)	3.3	1.3	(7.4)
Other, net	(6.0)	(3.5)	(4.5)

Net loss	$(2.7)	$(2.2)	$(11.9)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Melita — As further described in note 5, we disposed of our interest in Melita in July 2007. Summarized financial information of Melita for the periods in which we used the equity method to account for Melita is as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2007	2006
	in millions

Results of Operations

Revenue	$22.3	$39.8
Operating, selling, general and administrative expenses	(12.4)	(20.2)
Depreciation and amortization	(3.3)	(5.6)

Operating income	6.6	14.0
Other, net	(3.1)	(6.2)

Net earnings	$3.5	$7.8

Unrealized Holding Gains on Available-for-Sale Securities

At December 31, 2008, none of our investments were classified as available-for-sale securities. At December 31, 2007, unrealized holding gains related to investments in available-for-sale securities of $55.9 million were included in accumulated other comprehensive earnings, net of tax, in our consolidated balance sheet.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(7)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Slovakian koruna (SKK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2008			December 31, 2007
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$182.6	$297.9	$480.5	$227.9	$204.8	$432.7
Equity-related derivatives (c)	—	631.7	631.7	—	213.9	213.9
Foreign currency forward contracts	10.8	—	10.8	0.6	—	0.6
Other	0.2	0.9	1.1	2.0	3.0	5.0

Total (d)	$193.6	$930.5	$1,124.1	$230.5	$421.7	$652.2

Liabilities:
Cross-currency and interest rate derivative contracts (b)(e)	$418.8	$904.3	$1,323.1	$106.9	$606.1	$713.0
Equity-related derivatives (c)	17.2	—	17.2	3.1	—	3.1
Foreign currency forward contracts	3.6	1.5	5.1	6.2	0.3	6.5
Other	2.1	1.2	3.3	—	—	—

Total (d)	$441.7	$907.0	$1,348.7	$116.2	$606.4	$722.6

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)	In 2008, we began considering credit risk in our fair value assessments in accordance with the provisions of SFAS 157. As of December 31, 2008, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $21.9 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $127.9 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. Based on our evaluation of market conditions and recent transactions, we may determine that interest rate spreads obtained from market quotations for our subsidiaries’ debt instruments require adjustment in order to estimate credit spreads. These adjustments are intended to remove the impacts of estimated liquidity spreads and other factors, such as distressed sales, that cause market quotations to not be reflective of fair values. The change in the credit risk valuation adjustments associated with our derivative instruments resulted in a net gain

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

of $106.0 million during 2008, and this gain is included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statement of operations. For further information concerning our fair value measurements, see note 8.

(c)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value amount as of December 31, 2008 does not include a credit risk valuation adjustment as any losses incurred by our company in the event of nonperformance by the counterparty would be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(d)	Excludes the prepaid forward sale contract on our News Corp. Class A common stock (the News Corp. Forward), which is included in current portion of debt and capital lease obligations in our December 31, 2008 consolidated balance sheet. For reasons similar to those expressed in note (b) above, the fair value of the equity derivative embedded in this prepaid forward contract does not include a credit risk valuation adjustment.

(e)	As discussed above, J:COM accounts for its interest rate swaps as cash flow hedges. At December 31, 2008, (i) the aggregate fair value of these swaps was an $18.0 million liability, of which $3.0 million was classified as current, and (ii) our accumulated other comprehensive earnings included net losses of $3.4 million related to J:COM’s interest rate swaps. During 2008, our share of the net losses reclassified from J:COM’s accumulated other comprehensive earnings to interest expense with respect to these cash flow hedges was $1.1 million.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2008	2007	2006
	in millions

Equity-related derivatives (a)	$442.7	$239.8	$21.7
Cross-currency and interest rate derivative contracts	(392.3)	(150.7)	(312.0)
Foreign currency forward contracts	34.3	(19.3)	21.3
Other	(5.8)	2.6	4.2

Total	$78.9	$72.4	$(264.8)

(a)	Includes (i) gains during 2008 and 2007 related to our share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company since July 2007, (ii) gains during all years presented related to the prepaid forward sale contract on our News Corp. Class A common stock and (iii) activity during 2007 and 2006 related to the call options we held with respect to Telenet ordinary shares.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Year ended December 31,
	2008	2007	2006
	in millions

Operating activities	$182.8	$(125.1)	$33.3
Investing activities	(1.6)	(0.2)	(5.3)
Financing activities	(2.7)	10.8	26.3

Total	$178.5	$(114.5)	$54.3

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements.

At December 31, 2008, our exposure to credit risk included derivative assets with a fair value of $1,124.1 million (including $616.7 million due from counterparties for which we had offsetting liability positions at December 31, 2008).

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that we could be required to make payments to an insolvent counterparty even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different party, the risks that were the subject of the original derivative contract would no longer be hedged.

Equity-Related Derivatives

Sumitomo Collar and Secured Borrowing.  During the second quarter of 2007, our wholly-owned indirect subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed a zero cost share collar transaction (the Sumitomo Collar) with respect to the underlying ordinary shares of Sumitomo stock received by Liberty Programming Japan from Sumitomo in exchange for Liberty Programming Japan’s interest in SC Media. See note 5. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($23.33) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($30.70). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2008 was an asset of $631.7 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

News Corp. Forward.  On August 2, 2005, we entered into the News Corp. Forward, a prepaid forward sale transaction with respect to our investment in 5,500,000 shares of News Corp. Class A common stock. In consideration for entering into the News Corp. Forward, we received cash consideration of $75.0 million. The News Corp. Forward includes a debt host instrument and an embedded derivative. The embedded derivative has the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75.0 million received at the inception date is associated with the debt host contract and such amount represents the present value of the amount to be paid upon the maturity of the News Corp. Forward. The News Corp. Forward is scheduled to mature on July 7, 2009, at which time we are required to deliver a variable number of shares of News Corp. Class A common stock to the counterparty not to exceed 5,500,000 shares (or the cash value thereof). If the per share price of News Corp. Class A common stock at the maturity of the News Corp. Forward is less than or equal to $16.24, then we are required to deliver 5,500,000 shares to the counterparty or the cash value thereof. If the per share price at the maturity is greater than $16.24, we are required to deliver less than 5,500,000 shares to the counterparty or the cash value of such lesser amount, with the number of such shares to be delivered or cash to be paid in this case depending on the extent that the share price exceeds $16.24 on the maturity date. The delivery mechanics of the News Corp. Forward effectively permit us to participate in the price appreciation of the underlying shares up to an agreed upon price. We have pledged 5,500,000 shares of News Corp. Class A common stock to secure our obligations under the News Corp. Forward. We account for the embedded derivative separately at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the current (at December 31, 2008) and long-term (at December 31, 2007) portions of our debt and capital lease obligations in our consolidated balance sheets, as set forth below:

	December 31,
	2008	2007
	in millions

Debt host contract	$87.3	$83.5
Embedded equity derivative	(40.3)	11.3

	$47.0	$94.8

Cristalerías Put Right.  In connection with the April 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), UGC granted a put right to Cristalerías de Chile SA (Cristalerías) with respect to the 20% interest in VTR owned by Cristalerías. We account for the Cristalerías put right at fair value, with changes in fair value reported in realized and unrealized gains (losses) on financial and derivative instruments, net, in our consolidated statements of operations. For additional information, see note 20.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2008 are as follows:

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty	counterparty
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	6 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
July 2009 — July 2010	60.0		1,703.1	5.50%	5.33%
July 2010 — December 2014	60.0		1,703.1	5.50%	6.05%
February 2010	105.8		3,018.7	5.50%	4.88%
February 2010 — December 2014	105.8		3,018.7	5.50%	5.80%
December 2014	200.0		5,800.0	5.46%	5.30%

	€591.6	CZK	16,946.7

July 2009	€260.0	HUF	75,570.0	5.50%	8.75%
July 2009 — July 2010	260.0		75,570.0	5.50%	7.80%
July 2010 — December 2014	260.0		75,570.0	5.50%	9.40%
December 2014	228.0		62,867.5	5.50%	8.98%

	€1,008.0	HUF	289,577.5

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	245.0		1,000.6	5.50%	6.52%
July 2010 — December 2014	245.0		1,000.6	5.50%	7.60%
December 2014	98.4		335.0	5.50%	7.12%

	€833.4	PLN	3,336.8

December 2010	€200.0	RON	709.1	5.50%	10.98%
December 2010 — December 2014	200.0		709.1	5.50%	10.69%
December 2014	89.1		320.1	5.50%	10.27%

	€489.1	RON	1,738.3

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	898.4		1,466.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.94%

	€1,127.5	CHF	1,821.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.0%	10.0%

December 2014	$511.5	CHF	558.0	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

	Notional amount	Notional amount		Interest rate	Interest rate
	due from	due to		due from	due to
Subsidiary (a)	counterparty	counterparty		counterparty	counterparty
	in millions

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$465.5	CLP	257,654.3	6 mo. LIBOR + 3.0%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2008 are as follows:

		Interest rate	Interest rate
		due from	due to
Subsidiary (a)	Notional amount	counterparty	counterparty
	in millions

UPC Broadband Holding:
January 2009	€210.0	6 mo. EURIBOR	3.58%
January 2009	1,000.0	1 mo. EURIBOR +2.0%	6 mo. EURIBOR + 1.89%
January 2009	2,640.0	1 mo. EURIBOR + 2.1%	6 mo. EURIBOR + 2.0%
January 2009 — January 2010	3,640.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.81%
January 2009 — April 2012	555.0	6 mo. EURIBOR	3.32%
January 2009 — December 2014	210.0	6 mo. EURIBOR	4.44%
July 2009 (b)	31.6	5.50%	6.58%
July 2009 — July 2010 (b)	31.6	5.50%	5.67%
October 2012 (b)	63.1	5.46%	6.04%
January 2010	250.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.79%
April 2010	1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014	1,000.0	6 mo. EURIBOR	4.66%
January 2011	193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014	193.5	6 mo. EURIBOR	4.68%
September 2012	500.0	3 mo. EURIBOR	2.96%
December 2013	90.5	6 mo. EURIBOR	3.84%
January 2014	185.0	6 mo. EURIBOR	4.04%
December 2014	449.5	6 mo. EURIBOR	4.78%

	€12,243.3

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

			Interest rate	Interest rate
			due from	due to
Subsidiary (a)	Notional amount		counterparty	counterparty
	in millions

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014		618.5	6 mo. CHF LIBOR	3.56%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014		711.5	6 mo. CHF LIBOR	3.65%
December 2014		1,050.0	6 mo. CHF LIBOR	3.47%

	CHF	3,710.0

July 2013	CLP	110,700.0	6.77%	6 mo. TAB

January 2009		$1,900.0	1 mo. LIBOR + 1.75%	6 mo. LIBOR + 1.63%
January 2009 — January 2010		1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

		$3,800.0

January 2009 — July 2013	HUF	5,908.8	6 mo. BURBOR	8.52%

January 2009 — July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
January 2010		$88.2	1 mo. LIBOR + 3.0%	6 mo. LIBOR + 2.90%

December 2013		$88.2	6 mo. LIBOR	4.98%

January 2010		€152.7	1 mo. EURIBOR + 3.0%	6 mo. EURIBOR + 2.82%

December 2013		€152.7	6 mo. EURIBOR	4.13%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013		430.0	3 mo. AUD BBSY	6.78%
August 2011 — August 2013		25.0	3 mo. AUD BBSY	6.97%

	AUD	705.0

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico):
June 2014		$167.6	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	110,700.0	6 mo. TAB	7.78%

Telenet NV, an indirect wholly-owned subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
January 2010 — December 2011		50.0	3 mo. EURIBOR	5.29%

		€100.0

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

		Interest rate	Interest rate
		due from	due to
Subsidiary (a)	Notional amount	counterparty	counterparty
	in millions

Telenet Bidco NV (Telenet Bidco), an indirect wholly-owned subsidiary of Telenet:
September 2009	€22.7	3 mo. EURIBOR	4.52%
September 2012	300.0	3 mo. EURIBOR	4.35%

	€322.7

LGJ Holdings LLC (LGJ Holdings):
January 2010	¥75,000.0	1 mo. TIBOR +3.25%	6 mo. TIBOR + 3.18%
November 2012	75,000.0	6 mo. TIBOR	1.34%

	¥150,000.0

J:COM:
September 2011	¥2,000.0	6 mo. TIBOR	1.37%
October 2011	10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013	20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013	19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014	10,000.0	3 mo. TIBOR	1.15%

	¥61,500.0

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2008, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2008, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	These contracts originated as cross-currency interest rate swaps involving the euro and the SKK. In anticipation of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amounts were converted into euros at the initial exchange rate of 30.126 SKK per euro.

Telenet Interest Rate Caps

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Maximum rate
	in millions
Telenet NV:
September 2009	€16.3	4.00%
December 2017	€4.7	6.50%
December 2017	€4.7	5.50%
Telenet Bidco:
September 2013	€250.0	4.75%
September 2014	€600.0	4.65%
September 2015	€650.0	4.75%

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Telenet Interest Rate Collars

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Telenet subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

Foreign Currency Forward Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at December 31, 2008:

	Currency		Currency
	purchased		sold
LGI subsidiary	forward		forward		Maturity dates
	in millions

UPC Broadband Holding	PLN	69.0		€16.6	January 2009
UPC Broadband Holding	HUF	6,400.0		€24.0	January 2009
J:COM		$23.7		¥2,491.2	January 2009 — December 2010
VTR		$52.9	CLP	31,199.1	January 2009 — November 2009
Telenet NV		$3.8		€3.0	January 2009 — March 2009
Austar Entertainment		$26.5	AUD	32.2	January 2009 — December 2009
Liberty Global Europe Financing BV		$16.2	CLP	10,877.0	January 2009
Liberty Global Europe Financing BV		$85.9		¥7,750.0	January 2009
Liberty Global Europe Financing BV		¥10,900.0		€85.4	January 2009

(8)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the UGC Convertible Notes. The reported fair values of these assets and liabilities as of December 31, 2008 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to our equity-related derivatives, we expect settlement to occur through the surrender of the underlying shares. With respect to our cross-currency interest rate swaps and our interest rate swaps, we expect that the values realized will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument. We also expect that the UGC Convertible Notes will either be redeemed or converted into LGI Series A and Series C common stock in accordance with the terms of the UGC Convertible Notes.

SFAS 157 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

All of our Level 2 inputs (interest rates, yield curves, dividend yields and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive fair value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. As allowed by SFAS 157, the midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

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

The fair value measurements of our equity-related derivative instruments are based on the Black-Scholes option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations of our equity-related derivative instruments, we believe that these valuations fall under Level 3 of the SFAS 157 fair value hierarchy.

As further described in note 7, we have entered into cross-currency interest rate swaps, interest rate swaps, and foreign currency forward contracts. The fair value measurements of these derivative instruments are determined using cash flow models. All but one of the inputs to these cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. SFAS 157 requires the incorporation of a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the overall valuations of our cross-currency interest rate swaps, interest rate swaps and our foreign currency forward contracts, we believe that the valuations of these derivative instruments fall under Level 2 of the SFAS 157 hierarchy. Our credit risk valuation adjustments with respect to our cross-currency interest rate swaps and interest rate swaps are quantified and further explained in note 7.

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of SFAS 157. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock and volatilities of other similar companies. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the SFAS 157 fair value hierarchy. Our credit risk valuation adjustment with respect to the UGC Convertible Notes is quantified and explained in note 10.

A summary of the assets and liabilities measured at fair value that are included in our consolidated balance sheet as of December 31, 2008 is as follows:

		Fair value measurements at December 31, 2008 using:
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	in millions

Assets:
Derivative instruments (a)	$1,164.4	$—	$492.5	$671.9
Investments	815.1	442.2	—	372.9

Total assets	$1,979.5	$442.2	$492.5	$1,044.8

Liabilities:
UGC Convertible Notes	$574.5	$—	$—	$574.5
Derivative instruments	1,348.7	—	1,331.6	17.1

Total liabilities	$1,923.2	$—	$1,331.6	$591.6

(a)	Includes the embedded derivative component of the News Corp. Forward, which is included within current portion of debt and capital lease obligations in our December 31, 2008 consolidated balance sheet.

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

			UGC
		Equity-related	Convertible
	Investments	derivatives	Notes	Total
	in millions

Balance of asset (liability) at January 1, 2008	$378.0	$199.6	$(902.3)	$(324.7)
Gains (losses) included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	442.7	—	442.7
Unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(16.2)	—	327.8	311.6
Purchases, settlements and other	27.5	12.7	—	40.2
Foreign currency translation adjustments	(16.4)	(0.2)	—	(16.6)

Balance of asset (liability) at December 31, 2008	$372.9	$654.8	$(574.5)	$453.2

(a)	All of the gains (losses) recognized during 2008 relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2008.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Our cash equivalents include amounts that are invested in money market funds. We record these funds at the net asset value reported by the investment manager as there are no restrictions on our ability, contractual or otherwise, to redeem our investments at the stated net asset value reported by the investment manager.

(9)	Long-lived Assets

Property and Equipment, Net

The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,
	2008	2007
	in millions

Cable distribution systems	$17,349.7	$13,839.4
Support equipment, buildings and land	2,288.1	1,926.4

	19,637.8	15,765.8
Accumulated depreciation	(7,602.4)	(5,157.3)

Total property and equipment, net	$12,035.4	$10,608.5

Depreciation expense related to our property and equipment was $2,432.6 million, $2,136.3 million and $1,635.8 million during 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007, the amount of property and equipment, net, recorded under capital leases was $1,153.6 million and $693.2 million, respectively. Depreciation of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations.

During 2008, 2007 and 2006, we recorded $600.4 million, $185.2 million and $150.4 million of non-cash increases to our property and equipment, respectively, as a result of assets acquired under capital lease arrangements. These increases include (i) $233.0 million, $161.0 million and $149.4 million, respectively, related to lease arrangements acquired or entered into by J:COM, and (ii) $394.4 million, $22.7 million and nil, respectively, related to lease arrangements acquired or entered into by Telenet. The 2008 amount for Telenet is primarily related to the 2008 PICs Agreement. See note 4.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Goodwill

Changes in the carrying amount of goodwill during 2008 are as follows:

				Release of
				pre-acquisition	Foreign
				valuation	currency
		Acquisition		allowance and	translation
	January 1,	related		other income tax	adjustments	December 31,
	2008	adjustments	Impairments	related adjustments	and other	2008
	in millions

UPC Broadband Division:
The Netherlands	$1,367.0	$1.5	$—	$(41.6)	$(47.4)	$1,279.5
Switzerland	2,519.8	—	—	(19.3)	158.1	2,658.6
Austria	872.4	1.0	—	—	(31.8)	841.6
Ireland	260.6	—	—	(0.3)	(11.3)	249.0

Total Western Europe	5,019.8	2.5	—	(61.2)	67.6	5,028.7

Hungary	421.2	0.6	—	—	(37.6)	384.2
Other Central and Eastern Europe	1,109.2	35.8	(144.8)	—	(110.5)	889.7

Total Central and Eastern Europe	1,530.4	36.4	(144.8)	—	(148.1)	1,273.9

Total UPC Broadband Division	6,550.2	38.9	(144.8)	(61.2)	(80.5)	6,302.6
Telenet (Belgium)	2,183.0	118.4	—	—	(96.6)	2,204.8
J:COM (Japan)	2,677.3	275.0	—	(8.4)	607.3	3,551.2
VTR (Chile)	534.3	—	—	—	(115.8)	418.5
Corporate and other	682.0	92.3	—	(2.7)	(104.0)	667.6

Total LGI	$12,626.8	$524.6	$(144.8)	$(72.3)	$210.4	$13,144.7

During the fourth quarter of 2008, we concluded that the fair value of our broadband communications reporting unit in Romania was less than its carrying value and that the implied fair value of the goodwill related to this reporting unit was less than its carrying value. The fair value of the reporting unit was based on discounted cash flow analyses that contemplated, among other matters, (i) the current and expected future impact of competition in Romania, (ii) anticipated costs associated with requirements imposed by certain municipalities to move aerial cable to underground ducts and (iii) the impact of disruptions in the credit and equity markets on our weighted average cost of capital with respect to our Romanian reporting unit. Accordingly, we recorded a $144.8 million charge during the fourth quarter of 2008 to reflect this goodwill impairment. This impairment charge is included in impairment, restructuring and other operating charges, net, in our consolidated statement of operations.

Based on business conditions and market values that existed at December 31, 2008, we concluded that no other impairments of our goodwill or other long-lived assets were required. However, the market values of the publicly-traded equity of our company and certain of our publicly-traded subsidiaries continue to be depressed and we continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our equity values remain depressed or decline further, (ii) our subsidiaries equity values decline further or (iii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity prices, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Changes in the carrying amount of goodwill during 2007 are as follows:

				Release of
				pre-acquisition		Foreign
			Disposition of	valuation		currency
		Acquisition	investment in	allowances and	Adoption of	translation
	January 1,	related	SC Media	other income tax	FIN 48	adjustments	December 31,
	2007	adjustments	(note 5)	related adjustments	(note 2)	and other	2007
	in millions

UPC Broadband Division:
The Netherlands	$1,403.4	$—	$—	$(152.7)	$(27.3)	$143.6	$1,367.0
Switzerland	2,349.9	0.6	—	—	—	169.3	2,519.8
Austria	791.1	75.0	—	(69.3)	(8.8)	84.4	872.4
Ireland	250.0	1.3	—	(16.8)	(0.4)	26.5	260.6

Total Western Europe	4,794.4	76.9	—	(238.8)	(36.5)	423.8	5,019.8

Hungary	402.3	3.3	—	(17.9)	(9.6)	43.1	421.2
Other Central and Eastern Europe	1,048.4	3.3	—	(24.0)	(11.6)	93.1	1,109.2

Total Central and Eastern Europe	1,450.7	6.6	—	(41.9)	(21.2)	136.2	1,530.4

Total UPC Broadband Division	6,245.1	83.5	—	(280.7)	(57.7)	560.0	6,550.2
Telenet (Belgium)	—	1,983.7	—	—	—	199.3	2,183.0
J:COM (Japan)	2,354.6	194.5	—	(10.0)	—	138.2	2,677.3
VTR (Chile)	527.6	—	—	(24.9)	(4.8)	36.4	534.3
Corporate and other	815.3	38.3	(100.9)	(5.9)	(83.0)	18.2	682.0

Total LGI	$9,942.6	$2,300.0	$(100.9)	$(321.5)	$(145.5)	$952.1	$12,626.8

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31,
	2008	2007
	in millions

Gross carrying amount:
Customer relationships	$3,150.3	$2,746.3
Other	345.3	507.7

	$3,495.6	$3,254.0

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

	December 31,
	2008	2007
	in millions

Accumulated amortization:
Customer relationships	$(973.0)	$(655.3)
Other	(117.6)	(93.8)

	$(1,090.6)	$(749.1)

Net carrying amount:
Customer relationships	$2,177.3	$2,091.0
Other	227.7	413.9

	$2,405.0	$2,504.9

Amortization of intangible assets with finite useful lives was $425.1 million, $356.8 million and $248.9 million during 2008, 2007 and 2006, respectively. Based on our amortizable intangible asset balances at December 31, 2008, we expect that amortization expense will be as follows for the next five years and thereafter. Amounts presented below represent U.S. dollar equivalents based on December 31, 2008 exchange rates (in millions):

2009	$374.8
2010	359.0
2011	291.8
2012	269.5
2013	244.1
Thereafter	865.8

Total	$2,405.0

Indefinite-lived Intangible Assets

At each of December 31, 2008 and 2007, franchise rights and other indefinite-lived intangible assets aggregating $183.7 million were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(10)	Debt

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2008
	Weighted	Unused borrowing
	average	capacity (b)			Estimated fair value (c)		Carrying value
	interest	Borrowing		U.S. $	December 31,		December 31,
	rate (a)	currency		equivalent	2008	2007	2008	2007
		in millions

Debt:
UPC Broadband Holding Bank Facility (d)	4.10%		€223.0	$311.1	$7,463.7	$6,843.5	$8,823.1	$7,208.2
UPC Holding 7.75% Senior Notes due 2014	7.75%		—	—	530.2	694.2	697.6	729.2
UPC Holding 8.625% Senior Notes due 2014	8.63%		—	—	326.5	432.2	418.6	437.5
UPC Holding 8.0% Senior Notes due 2016	8.00%		—	—	284.6	415.5	418.6	437.5
UPC Holding Facility (d)	—		—	—	—	345.9	—	364.6
Telenet Credit Facility	7.22%		€315.0	439.5	2,695.8	2,694.6	2,769.6	2,770.8
J:COM Credit Facility	1.12%		¥8,000.0	88.1	411.3	485.1	440.2	485.1
Other J:COM debt	1.34%		¥2,000.0	22.0	1,412.4	1,010.2	1,641.9	1,010.2
UGC Convertible Notes (e)	1.75%		—	—	574.5	902.3	574.5	902.3
Sumitomo Collar Loan (f)	1.88%		—	—	1,031.6	850.4	1,031.6	837.8
Austar Bank Facility	8.58%		—	—	535.4	644.4	598.0	678.3
LGJ Holdings Credit Facility	4.00%		—	—	740.2	670.9	826.1	670.9
VTR Bank Facility (g)	5.39%	CLP	136,391.6	213.6	465.5	470.3	465.5	470.3
Chellomedia Bank Facility	4.94%		—	—	269.4	305.9	301.2	313.8
Liberty Puerto Rico Bank Facility	6.56%		$10.0	10.0	154.1	159.9	167.6	169.3
Other	7.82%		—	—	156.3	263.9	156.3	263.9

Total debt	4.60%			$1,084.3	$17,051.5	$17,189.2	19,330.4	17,749.7

Capital lease obligations:
J:COM							704.2	499.7
Telenet							438.0	75.8
Other subsidiaries							30.3	28.2

Total capital lease obligations							1,172.5	603.7

Total debt and capital lease obligations							20,502.9	18,353.4
Current maturities							(513.0)	(383.2)

Long-term debt and capital lease obligations							$19,989.9	$17,970.2

(a)	Represents the weighted average interest rate in effect at December 31, 2008 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 7.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2008 without regard to covenant compliance calculations. At December 31, 2008, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except that we could not have borrowed €142.2 million ($198.4 million) of the unused availability under the UPC Broadband Holding

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Bank Facility due to the September 30, 2008 covenant compliance calculations that were in effect at December 31, 2008. Based on the December 31, 2008 covenant compliance calculations, we will be able to borrow the full unused availability under the UPC Broadband Holding Bank Facility when the December 31, 2008 bank reporting requirements have been completed. To the extent we were to draw on the VTR Bank Facility (as defined below) commitments, we would be required to set aside an equivalent amount of cash collateral.

(c)	The fair values of our debt instruments at December 31, 2008 were determined using discounted cash flow models. The discount rates used in these models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors. The fair values of our debt instruments at December 31, 2007 generally were based on the average of applicable bid and ask prices.

(d)	Effective May 16, 2008, the commitments of the lenders under the €250.0 million ($348.8 million) UPC Holding Facility were rolled into Facility M as a separate tranche (Facility M — Tranche 5) under the UPC Broadband Holding Bank Facility.

(e)	The UGC Convertible Notes are measured at fair value. Our assessment of the fair value of the UGC Convertible Notes included an estimated credit risk component of $136.5 million at December 31, 2008. This credit risk component is estimated at each balance sheet date as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk during 2008 resulted in a gain of $111.9 million that is included in unrealized losses due to changes in fair values of certain investments and debt, net, in our consolidated statements of operations. For information regarding our fair value measurements, see note 8.

(f)	See note 7 for information regarding the Sumitomo Collar Loan.

(g)	Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility (as defined below), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $465.5 million at December 31, 2008, of which $4.7 million is reflected as a current asset and $460.8 million is presented as a long-term asset in our consolidated balance sheet.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, provide loans and guarantees and enter into a hedging arrangement. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($69.8 million) or more in the aggregate of (i) Liberty Global Europe, Inc. (the parent of Liberty Global Europe and an indirect subsidiary of UGC), (ii) any other company of which UPC Broadband is a subsidiary and which is a subsidiary of Liberty Global Europe, Inc. and (iii) UPC Holding II B.V. (a direct subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

The UPC Broadband Holding Bank Facility permits UPC Broadband Holding to transfer funds to its parent company (and indirectly to LGI) through loans, advances or dividends provided that UPC Broadband Holding

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

maintains compliance with applicable covenants. If a Change of Control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may (if required by the majority lenders) cancel each facility and declare all outstanding amounts immediately due and payable. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) Senior Debt to Annualized EBITDA, (ii) EBITDA to Total Cash Interest, (iii) EBITDA to Senior Debt Service, (iv) EBITDA to Senior Interest and (v) Total Debt to Annualized EBITDA, each capitalized term as defined in the UPC Broadband Holding Bank Facility.

The covenant in the UPC Broadband Holding Facility relating to disposals of assets includes a basket for permitted disposals of assets, the Annualized EBITDA of which does not exceed a certain percentage of the Annualized EBITDA of the Borrower Group, with the capitalized term having the meaning set forth in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the Borrower Group, or defined in the UPC Broadband Holding Bank Facility.

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA, as defined in the UPC Broadband Holding Bank Facility, of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($139.5 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

In August and September 2008, two additional facility accession agreements (Facility O and Facility P, respectively) were entered into under the UPC Broadband Holding Bank Facility. Facility O is an additional term loan facility comprised of (i) a HUF 5,962.5 million ($31.3 million) sub-tranche and (ii) a PLN 115.1 million ($38.7 million) sub-tranche, and both sub-tranches were drawn in full in August 2008. Facility P is an additional term loan facility in the principal amount of $521.2 million, of which only $511.5 million was received due to the failure of one of the lenders to fund a $9.7 million commitment. The lenders under LGI’s $215.0 million Senior Revolving Facility Agreement (the LGI Credit Facility) rolled their commitments into Facility P, and the LGI Credit Facility was cancelled. Certain of the lenders under Facility I, a €250.0 million ($348.8 million) repayable and redrawable term loan under the UPC Broadband Holding Bank Facility, have novated €202.0 million ($281.8 million) of their undrawn commitments to Liberty Global Europe BV, which is a direct subsidiary of UPC Broadband Holding, and have entered into Facility P. The remaining third party lenders under Facility I remain committed to lend their €48.0 million ($67.0 million) share of Facility I. Facility P was drawn on September 12, 2008. The proceeds of Facilities O and P have been applied towards general corporate and working capital purposes.

In April and May 2007, the UPC Broadband Holding Bank Facility was amended and six additional facility accession agreements (collectively, the 2007 Accession Agreements) were executed. In connection with the execution of the 2007 Accession Agreements, each of which provided for an additional term loan under new Facilities M and N of the UPC Broadband Holding Bank Facility, the then-existing Facilities J1, J2, K1 and K2 were refinanced. Tranches 1, 2 and 3 under Facility M became effective on April 17, 2007, April 16, 2007 and May 18, 2007, respectively. The €1,695.0 million ($2,365.0 million) of proceeds received under Facility M — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility. The €1,175.0 million ($1,639.5 million) of proceeds received under

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Facility M — Tranche 2 were indirectly used to repay the outstanding borrowings under the senior secured credit facility agreement for Cablecom Luxembourg S.C.A. (Cablecom Luxembourg) and Cablecom GmbH, dated December 5, 2005 (the Cablecom Luxembourg Bank Facility), and, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay the outstanding borrowings under the PIK (Payment in Kind) facility agreement of Liberty Global Switzerland, Inc. (LG Switzerland), our indirect wholly-owned subsidiary, dated September 30, 2005 (the LG Switzerland PIK Loan Facility). Effective April 16, 2007, Cablecom Holdings GmbH (Cablecom) and its subsidiaries became subsidiaries of UPC Broadband Holding (the Cablecom Transfer). The €520.0 million ($725.5 million) of proceeds received under Facility M — Tranche 3 were used to fund the cash collateral account that secures the VTR Bank Facility, as defined below, and for general corporate and working capital purposes. Tranches 1, 2 and 3 under Facility M have been combined into a single facility. Tranche 4 under Facility M became effective on May 14, 2007 and was drawn in full in September 2007. The €250.0 million ($348.8 million) of proceeds received under Facility M — Tranche 4 were used for general corporate purposes. Tranche 4 under Facility M was combined with Tranches 1, 2 and 3 on February 11, 2009. Tranches 1 and 2 under Facility N became effective on May 16, 2007 and May 18, 2007, respectively. The $1,775.0 million of proceeds received under Facility N — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility. The $125.0 million of proceeds received under Facility N — Tranche 2 were used for general corporate and working capital purposes. Tranches 1 and 2 under Facility N have been combined into a single facility.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of December 31, 2008 are summarized in the following table:

		December 31, 2008
	Final		Facility amount		Unused	Outstanding
	maturity		(in borrowing		borrowing	principal
Facility	date	Interest rate	currency) (a)(b)		capacity(b)	amount
			in millions

I	April 1, 2010	EURIBOR + 2.50%	€48.0		$67.0	$—
L	July 3, 2012	EURIBOR + 2.25%	€830.0		244.1	913.9
M	(c)	EURIBOR + 2.00%	€3,890.0		—	5,427.7
N	(c)	LIBOR + 1.75%	$1,900.0		—	1,900.0
O	July 31, 2013	(d)	(d	)	—	70.0
P	September 2, 2013	LIBOR + 2.75%	$511.5		—	511.5

Total					$311.1	$8,823.1

(a)	Facilities I and L are repayable and redrawable term loans. The total committed amount of Facility I is €250.0 million, however, €202.0 million has been novated to Liberty Global Europe BV. Therefore, total third-party commitments under Facility I at December 31, 2008 were €48.0 million ($67.0 million).

(b)	For Facility P, the $9.7 million that was not funded by one of our lenders has been excluded from the facility amount and unused borrowing capacity. Due to the financial difficulties of this lender, we do not believe that this amount represents a near-term source of liquidity. We have no further credit risk exposures to this particular financial institution.

(c)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 or (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(d)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The facility amount of Facility O is comprised of (i) a HUF 5,962.5 million ($31.3 million) sub-tranche and (ii) a PLN 115.1 million ($38.7 million) sub-tranche.

Pursuant to an amendment letter dated April 16, 2007, the UPC Broadband Holding Bank Facility was amended to permit the acquisition of LGI’s indirect 80% interest in VTR (either directly or indirectly by the acquisition of its holding company) and its subsidiaries by a member of the Borrower Group (as defined in the UPC Broadband Holding Bank Facility) (the VTR Transfer). The amendment letter also amended the terms of the UPC Broadband Holding Bank Facility to, among other things, permit security interests granted under VTR’s then existing bank facilities, including any refinancing thereof, and over related deposits or similar arrangements and to permit the disposal of all or any part of any member of the VTR Group (consisting of VTR, its subsidiaries and its parent holding company) without impact on the ability to dispose of other assets in the Borrower Group under applicable covenants.

The VTR Transfer was completed on May 23, 2007, when certain of our subsidiaries that collectively own an 80% interest in VTR were transferred to a subsidiary of UPC Broadband Holding. In connection with the VTR Transfer, a single lender acquired the interests and was subrogated to the rights of the lenders under the then existing fully-drawn $475.0 million U.S. dollar denominated Tranche B term loan under VTR’s previous bank facility. The VTR Tranche B term loan was then amended and restated pursuant to an Amended and Restated Senior Secured Credit Facility Agreement dated May 18, 2007 and effective May 25, 2007 (the VTR Bank Facility). The amendments included, among other things, a 100 basis point reduction in the interest rate margin payable under the VTR Tranche B term loan (from LIBOR plus 3.0% to Eurodollar Rate, as defined in the VTR Bank Facility, plus 2.0%) and the elimination of certain restrictive covenants and undertakings. VTR’s then existing undrawn CLP 122.6 billion ($192.0 million) term loan and CLP 13.8 billion ($21.6 million) revolving loan facilities were cancelled and replaced in the VTR Bank Facility on substantially the same terms. The VTR Tranche B term loan matures in September 2014, the undrawn VTR term loan facility matures in September 2013 and the undrawn VTR revolving loan facility matures in March 2013. Any borrowings under the undrawn VTR term and revolving loan facilities will bear interest at the Nominal TAB Rate, as defined in the VTR Bank Facility, plus 2.50%.

Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest payable under the VTR Bank Facility. In this regard, we used borrowings under Facility M to fund a deposit with the new lender securing VTR’s obligations under the VTR Bank Facility. In connection with the refinancing of VTR’s bank facilities, VTR recognized debt extinguishment losses of $19.5 million during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

In connection with the refinancing of Facilities J1, J2, K1 and K2, UPC Broadband Holding recognized debt extinguishment losses of $8.4 million during the second quarter of 2007, representing the write-off of unamortized deferred financing costs. In connection with refinancings of the UPC Broadband Holding Bank Facility that occurred in May 2006 and July 2006, we recognized debt extinguishment losses of $22.2 million during 2006, primarily representing the write-off of deferred financing costs and creditor fees.

UPC Holding Senior Notes

On July 29, 2005 UPC Holding issued €500 million ($607 million at the transaction date) principal amount of 7.75% Senior Notes (the 7.75% Senior Notes). On October 10, 2005, UPC Holding issued €300 million ($363 million at the transaction date) principal amount of 8.625% Senior Notes (the 8.625% Senior Notes). The 7.75% and 8.625% Senior Notes each mature on January 15, 2014. On April 17, 2007, the €300.0 million ($418.6 million) principal amount of 8.0% Senior Notes due 2016 (the 8.0% Senior Notes, and collectively with the 7.75% and 8.625% Senior Notes, the UPC Holding Senior Notes) issued on October 31, 2006 by Cablecom

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Luxembourg became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014. The 8.0% Senior Notes mature on November 1, 2016.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured by a first-ranking pledge of the shares of UPC Holding. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($69.8 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the indentures), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

At any time prior to November 1, 2009, UPC Holding may redeem some or all of the 8.0% Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until November 1, 2009, using the discount rate equal to the yield of the comparable German government bond (BUND) issue as of the redemption date plus 50 basis points.

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

In addition, at any time prior to November 1, 2009, UPC Holding may redeem up to 35% of the 8.0% Senior Notes (at a redemption price of 108.000% of the principal amount) with the net proceeds from one or more specified equity offerings.

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UPC Holding Facility

In June 2007, UPC Holding entered into a €250.0 million ($348.8 million) secured term loan facility (the UPC Holding Facility). The UPC Holding Facility was fully drawn on June 19, 2007. The terms and conditions of the UPC Holding Facility were similar to the terms of the indenture for UPC Holding’s Senior Notes due 2014. As permitted under the terms of the UPC Holding Facility, the commitments of the lenders under the UPC Holding Facility were rolled into Facility M under the UPC Broadband Holding Bank Facility effective May 16, 2008.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Telenet Credit Facility

On August 1, 2007, Telenet Bidco executed a new senior credit facility agreement, as amended and restated by various supplemental agreements (the Telenet Credit Facility). The Telenet Credit Facility provides for (i) a €530.0 million ($739.5 million) Term Loan A Facility (the Telenet TLA Facility) maturing in August 2012, (ii) a €307.5 million ($429.0 million) Term Loan B1 Facility (the Telenet TLB1 Facility) maturing in February 2014, (iii) a €225.0 million ($313.9 million) Term Loan B2 Facility (the Telenet TLB2 Facility) maturing in February 2014, (iv) a €1,062.5 million ($1,482.5 million) Term Loan C Facility (the Telenet TLC Facility) maturing in August 2015 and (v) a €175.0 million ($244.2 million) Revolving Facility (the Telenet Revolving Facility) maturing in August 2014.

On October 10, 2007, the Telenet TLA Facility, the Telenet TLB1 Facility and the Telenet TLC Facility were drawn in full. The Telenet TLB2 Facility, which was undrawn as of December 31, 2008, is available to be drawn through June 30, 2009. The Telenet Revolving Facility is available to be drawn through June 2014. The proceeds of the Telenet TLA Facility, the Telenet TLB1 Facility and the first €462.5 million ($654.8 million at the transaction date) drawn under the Telenet TLC Facility have been used primarily to (i) redeem in full the Telenet Senior Discount Notes (as defined below), (ii) redeem in full the Telenet Senior Notes (as defined below) and (iii) repay in full the amounts outstanding under Telenet’s previous credit facility. During the fourth quarter of 2007, we recognized debt extinguishment losses of $88.3 million in the aggregate in connection with the redemption of the Telenet Senior Discount Notes and the Telenet Senior Notes, and the repayment of Telenet’s previous credit facility. These losses include the $71.8 million excess of the redemption values over the carrying values of the Telenet Senior Discount Notes and Telenet Senior Notes, and $16.5 million related to the write-off of applicable unamortized deferred financing fees.

The applicable margins for the €530.0 million Telenet TLA Facility is 2.25% per annum over EURIBOR. The applicable margin for the €307.5 million Telenet TLB1 Facility and the €225.0 Telenet TLB2 Facility is 2.50% per annum over EURIBOR. The applicable margin for the €1,062.5 million Telenet TLC Facility is 2.75% per annum over EURIBOR. The applicable margin for the €175.0 million Telenet Revolving Facility is 2.125% per annum over EURIBOR.

On November 19, 2007, Telenet used the remaining funds borrowed under the Telenet TLC Facility to fund a distribution to shareholders by way of a capital reduction. See note 13.

The Telenet TLA Facility and the Telenet TLC Facility will be repaid in full at maturity. The Telenet TLB1 Facility and the Telenet TLB2 Facility will each be repaid in three equal installments, with the first installment due in February 2013, the second installment due in August 2013 and the final installment due in February 2014. Advances under the Telenet Revolving Facility will be repaid at the end of the applicable interest period and all advances outstanding will be repaid in full at maturity.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the Telenet Credit Facility. Under the Telenet Credit Facility, Telenet Bidco is permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet Bidco and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet Bidco, Telenet and certain other Telenet subsidiaries.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The Telenet TLB2 Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet TLB2 Facility subject to a maximum of 1.00%. The Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet Revolving Facility subject to a maximum of 0.75%.

Effective May 23, 2008, the Telenet Credit Facility was amended to (i) include an increased basket for permitted financial indebtedness incurred pursuant to finance leases, (ii) include a new definition of “Interkabel Acquisition,” (iii) carve-out indebtedness incurred under the network lease entered into in connection with the Interkabel Acquisition up to a maximum aggregate amount of €195.0 million ($272.1 million) from the definition of Total Debt (as defined in the Telenet Credit Facility) and (iv) extend the availability period for the €225.0 million Telenet TLB2 Facility from July 31, 2008 to June 30, 2009.

Refinanced Telenet Debt

Telenet Senior Discount Notes.  On December 22, 2003, Telenet issued Senior Discount Notes due June 15, 2014 (the Telenet Senior Discount Notes) at 57.298% of par value with a principal amount due at maturity of $558.0 million, receiving net proceeds of $300.3 million. Interest on the Telenet Senior Discount Notes began accreting from December 22, 2003 at an annual rate of 11.5%, compounded semi-annually.

On October 10, 2007, Telenet used €257.0 million ($363.8 million at the transaction date) of the proceeds from the Telenet Credit Facility to redeem the Telenet Senior Discount Notes at a redemption price equal to 100% of the accreted value of the Telenet Senior Notes plus a $46.0 million “make-whole” premium.

Telenet Senior Notes.  On December 22, 2003, Telenet Communications NV issued €500.0 million ($619.1 million at the transaction date) principal amount of 9.0% Senior Notes due December 15, 2013 (the Telenet Senior Notes). During the fourth quarter of 2005, a portion of the outstanding principal amount of the Telenet Senior Notes was redeemed.

On October 10, 2007, Telenet used €413.5 million ($585.4 million at the transaction date) of the proceeds from the Telenet Credit Facility to redeem the Telenet Senior Notes at a redemption price equal to 100% of the principal amount (plus accrued and unpaid interest) of the Telenet Senior Notes plus a €34.5 million ($47.1 million at the transaction date) “make-whole” premium.

Telenet Capital Lease Obligations

At December 31, 2008, Telenet’s capital lease obligations included €277.8 million ($387.6 million) associated with Telenet’s lease of the Telenet PICs Network. For additional information, see note 4.

J:COM Credit Facility

In December 2005, J:COM entered into a credit facility agreement with a syndicate of banks (the J:COM Credit Facility). The J:COM Credit Facility currently consists of (i) a ¥30 billion ($330.4 million) revolving credit loan (the 2005 J:COM Revolving Loan) and (ii) an ¥85 billion ($936.2 million) amortizing term loan (the 2005 J:COM Term Loan). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. Amounts repaid under the 2005 J:COM Term Loan may not be reborrowed.

On December 29, 2008, in connection with its acquisition of Mediatti as discussed in note 4, J:COM borrowed ¥22 billion ($242.3 million) under the 2005 J:COM Revolving Loan and ¥8 billion ($88.1 million) under the 2007 J:COM Revolving Loan (as defined below). The proceeds from these borrowings, along with available cash on hand, were used to fund the Mediatti purchase price and to repay Mediatti’s then existing credit facility.

The 2005 J:COM Revolving Loan and the 2005 J:COM Term Loan bear interest equal to TIBOR plus a variable margin to be adjusted based on the leverage ratio of J:COM. The weighted-average interest rate, including

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

applicable margins, on the 2005 J:COM Term Loan at December 31, 2008 was 1.12%. Borrowings under the 2005 J:COM Revolving Loan may be used by J:COM for acquisitions and general corporate purposes. Amounts drawn under the 2005 J:COM Term Loan have a final maturity date of December 31, 2010, and amortize in quarterly installments. The final maturity date of all amounts outstanding under the 2005 J:COM Revolving Loan is December 31, 2010 and will be available for drawdown until one month prior to its final maturity. In addition to customary restrictive covenants and events of default, including defaults on other indebtedness of J:COM and its subsidiaries, the unsecured J:COM Credit Facility requires compliance with various financial covenants such as: (i) Maximum Senior Debt to EBITDA, (ii) Minimum Debt Service Coverage Ratio and (iii) a Total Shareholder’s Equity test, each capitalized term as defined in the J:COM Credit Facility. The J:COM Credit Facility permits J:COM to transfer funds to its shareholders (and indirectly to LGI) through loans, dividends or other distributions provided that J:COM maintains compliance with applicable covenants. At December 31, 2008, ¥8 billion ($88.1 million) was available for borrowing under the 2005 J:COM Revolving Loan. The 2005 J:COM Revolving Loan provides for an annual commitment fee of 0.20% on the unused portion.

Other J:COM debt

On March 31, 2008, J:COM entered into a ¥25 billion ($275.4 million) syndicated term loan (the 2008 J:COM Term Loan). On April 16, 2008 the full amount of the 2008 J:COM Term Loan was drawn and the proceeds were used to repay a portion of the outstanding 2005 J:COM Term Loan. The applicable margin for the 2008 J:COM Term Loan is the three-month TIBOR plus a margin of 0.20% and borrowings are due and payable in one installment on April 16, 2014. The 2008 J:COM Term Loan contains covenants similar to those of the J:COM Credit Facility.

On September 28, 2007, J:COM entered into a ¥10 billion ($110.1 million) unsecured revolving credit facility agreement with a syndicate of banks (the 2007 J:COM Revolving Loan). The applicable margin for the 2007 J:COM Revolving Loan is TIBOR plus a margin of 0.35%. Borrowings under the 2007 J:COM Revolving Loan, which matures on September 14, 2012, may be used for acquisitions and general corporate purposes. In addition to customary restrictive covenants and events of default, including defaults on other indebtedness of J:COM and its subsidiaries, the 2007 J:COM Revolving Loan requires compliance with various financial covenants such as: (i) Minimum Working Capital, (ii) Maximum Senior Debt to EBITDA and (iii) Minimum Debt Service Coverage Ratio, each capitalized term as defined in the 2007 J:COM Revolving Loan agreement. As of December 31, 2008, ¥2 billion ($22.0 million) was available for borrowing under the 2007 J:COM Revolving Loan. The 2007 J:COM Revolving Loan provides for an annual commitment fee of 0.10% on the unused portion.

During April and May of 2006, J:COM refinanced ¥38 billion ($323 million at the transaction date) and ¥2,000 million ($18 million at the transaction date), respectively, of then-existing borrowings under the J:COM Credit Facility with ¥20 billion of fixed-interest rate loans and ¥20 billion of variable-interest rate loans. At December 31, 2008, the fixed-interest rate loans had a weighted average interest rate of 2.1% and the new variable-interest rate loans had a weighted average interest rate of Japanese yen LIBOR plus 0.3%. These loans, which contain covenants similar to those of the J:COM Credit Facility, mature in 2013 and are each to be repaid in one installment on their respective maturity dates. In connection with these refinancings, J:COM recognized debt extinguishment losses of $3.3 million during 2006.

In connection with the September 2006 acquisition of Cable West, J:COM entered into (i) a ¥2,000 million variable-interest rate term loan agreement, (ii) a ¥20 billion fixed-interest rate term loan agreement, and (iii) a ¥30 billion syndicated term loan agreement. The ¥2,000 million ($17 million at the transaction date) and ¥20 billion ($169.7 million at the transaction date) term loans were fully drawn in September 2006. On October 27, 2006, the full amount of the ¥30 billion syndicated term loan ($252.6 million at the transaction date) was drawn and a portion of the proceeds was used to repay the then outstanding balance of the 2005 J:COM Revolving Loan (¥14 billion or $117.9 million at the transaction date). The new term loans mature between 2011 and 2013. The interest rate on the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

¥2,000 million term loan is based on the six-month TIBOR plus a margin of 0.25%. The ¥20 billion term loan bears interest as to ¥10 billion of the outstanding principal amount at a fixed interest rate of 1.72% and as to the remaining ¥10 billion principal amount at a fixed interest rate of 1.90%. The ¥30 billion syndicated term loan bears interest at (i) LIBOR plus a margin of 0.25% as to the ¥10 billion ($110.1 million) principal amount that is due in October 2011, (ii) LIBOR plus a margin of 0.35% as to the ¥19.5 billion ($214.8 million) principal amount that is due in October 2013 and (iii) a fixed rate of 2.05% as to the ¥500 million ($5.5 million) principal amount that is due in October 2013. These loans contain covenants similar to those of the J:COM Credit Facility.

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($697.6 million) 1.75% euro-denominated convertible senior notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes, which does not contain any financial or operating covenants, provides that an acceleration of indebtedness in excess of €50 million ($69.8 million) of UGC or its Significant Subsidiaries (as defined in the indenture) is an event of default under the indenture for the UGC Convertible Notes.

The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

Prior to September 11, 2007, the UGC Convertible Notes in the aggregate were convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock based on the then conversion price for one share of LGI Series A common stock and the related Series C Dividend Shares Amount (as defined in the indenture governing the UGC Convertible Notes), which was equivalent to a conversion rate of 22.09 LGI Series A shares and 22.09 LGI Series C shares for each €1,000 principal amount of UGC Convertible Notes. Effective September 11, 2007, the conversion price of the UGC Convertible Notes was adjusted to give effect to the cumulative impact of our self-tender offers since the issuance of the UGC Convertible Notes. After giving effect to this adjustment, the UGC Convertible Notes in the aggregate are convertible into 11,159,319 LGI Series A shares and 11,044,375 LGI Series C shares, which is equivalent to a conversion rate of 22.32 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

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

2007 and 2006 Austar Bank Facilities

On August 28, 2007, Austar Entertainment refinanced, amended and restated its then existing bank facility to, among other matters, provide for increased borrowing capacity. The amended and restated facility (the Austar Bank

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Facility) allows Austar Entertainment to borrow up to AUD 850.0 million ($598.9 million) and provides for (i) an AUD-denominated term loan for AUD 225.0 million ($158.5 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2011, (ii) an AUD-denominated term loan for AUD 500.0 million ($352.3 million), which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013 and (iii) an AUD-denominated revolving facility for AUD 100.0 million ($70.5 million), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($17.6 million) working capital facility that matures in August 2012. Borrowings under the Austar Bank Facility were advanced to Austar to fund (i) the October 31, 2007 redemption of the Austar Subordinated Transferable Adjustable Redeemable Securities (STARS) (see below) and (ii) Austar’s November 1, 2007 distribution to its shareholders (see note 13). The Austar Bank Facility, which has a commitment fee on undrawn and uncancelled balances of 0.5% per year, was fully drawn at December 31, 2008.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Austar and its subsidiaries, the Austar Bank Facility requires compliance with various financial covenants including (i) Net Total Debt to EBITDA and (ii) EBITDA to Total Interest Expense, each capitalized term as defined in the Austar Bank Facility. The Austar Bank Facility is secured by pledges over (i) Austar Entertainment shares, (ii) shares of certain of Austar’s subsidiaries and (iii) certain other assets of Austar and certain of its subsidiaries. The Austar Bank Facility is also guaranteed by Austar and certain of its subsidiaries.

As Austar Entertainment’s 2007 refinancing of its then existing bank facility did not represent a substantial modification of terms, we did not recognize a debt extinguishment gain or loss upon the completion of this refinancing transaction.

Redemption of STARS

On October 31, 2007, Austar redeemed in full its STARS for a total cash redemption amount of AUD 115.0 million ($106.6 million at the transaction date).

LGJ Holdings Credit Facility

On October 31, 2007, LGJ Holdings, our wholly-owned indirect subsidiary, executed a new senior secured credit facility agreement (the LGJ Holdings Credit Facility). The LGJ Holdings Credit Facility provides for an initial term loan facility in the amount of ¥75.0 billion ($655.0 million at the transaction date) (the LGJ Term Loan Facility) which was drawn in full on November 5, 2007. The proceeds of the LGJ Term Loan Facility were used to make a distribution to the sole member of LGJ Holdings and to pay fees, costs and expenses incurred in connection with granting the LGJ Term Loan Facility. The LGJ Term Loan Facility will be repaid in two installments with (i) 2.5% of the outstanding principal amount of the LGJ Term Loan Facility being repayable in May 2012 and (ii) 97.5% of the outstanding principal amount of the LGJ Term Loan Facility repayable in November 2012. The applicable margin for the LGJ Term Loan Facility is 3.25% per annum over TIBOR. The LGJ Holdings Credit Facility contains a mechanism whereby additional term facilities may be entered into subject to compliance with applicable covenants and certain other restrictions. In addition to customary restrictive covenants, prepayment requirements and events of default, the LGJ Holdings Credit Facility requires compliance with various financial covenants including (i) J:COM Ten Day Average Market Price to Facilities Net Debt and (ii) Total Net Debt To J:COM Annualized EBITDA, each capitalized term as defined in the LGJ Holdings Credit Facility. The LGJ Holdings Credit Facility is secured by (i) pledges over the membership interests in LGJ Holdings and the stock of its two subsidiaries, Liberty Japan, Inc. (Liberty Japan), a wholly-owned direct subsidiary of LGJ Holdings, and Liberty Jupiter, Inc. (Liberty Jupiter), an 85.7% owned direct subsidiary of LGJ Holdings, (ii) a pledge over a bank account of LGJ Holdings and (iii) a security agreement in respect of certain future assets of LGJ Holdings, Liberty Japan and Liberty Jupiter. Liberty Japan and Liberty Jupiter are members of Super Media through which we

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

indirectly own our interest in J:COM. LGJ Holding’s obligations are guaranteed by Liberty Japan and Liberty Jupiter. LGI has provided a limited recourse guarantee with respect to the payment of interest under the LGJ Holdings Credit Facility and, under certain limited circumstances, the payment of principal and other obligations. In addition, the LGJ Holdings Credit Facility provides that any event of default with respect to indebtedness of €50.0 million ($69.8 million) or more in the aggregate of LGI is an event of default under the LGJ Holdings Credit Facility.

Chellomedia Bank Facility

On December 12, 2006, Chellomedia PFH, an indirect subsidiary of Chellomedia, consummated a senior secured credit facility (the Chellomedia Bank Facility) with certain banks and financial institutions as lenders. The Chellomedia Bank Facility provides the terms and conditions upon which the lenders have made available to Chellomedia PFH (i) two euro-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2008 of €102.9 million ($143.6 million), (ii) two U.S. dollar-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2008 of $88.2 million, (iii) a delayed draw facility due in 2013 with outstanding borrowings at December 31, 2008 of €25.0 million ($34.9 million) and (iv) a revolving facility (which may also be drawn in Hungarian forints) due in 2012 with outstanding borrowings at December 31, 2008 of €24.8 million ($34.6 million). As of December 31, 2008, the four term facilities, the delayed draw facility and the revolving facility have been drawn in full. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.50% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR).

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Chellomedia PFH and its subsidiaries, the Chellomedia Bank Facility requires Chellomedia PFH to comply with various financial covenants including (i) Total Net Debt to Annualized EBITDA, (ii) Senior Net Debt to Annualized EBITDA and (iii) EBITDA to Total Cash Interest Payable, each capitalized term as defined in the Chellomedia Bank Facility. The Chellomedia Bank Facility permits Chellomedia PFH to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Chellomedia PFH maintains compliance with applicable covenants.

The Chellomedia Bank Facility is secured by pledges over (i) the shares of Chellomedia PFH and certain of its material subsidiaries and (ii) certain bank accounts and intercompany loan receivables of Chellomedia PFH’s immediate parent company, Chellomedia PFH and certain of its subsidiaries. The Chellomedia Bank Facility is also guaranteed by Chellomedia PFH’s immediate parent company, by Chellomedia PFH (in respect of other obligors’ obligations) and by certain of Chellomedia PFH’s subsidiaries.

Liberty Puerto Rico Bank Facility

On June 15, 2007, Liberty Puerto Rico refinanced its then existing bank facility with a new senior secured bank credit facility (the Liberty Puerto Rico Bank Facility). The Liberty Puerto Rico Bank Facility provides for (i) a $150 million amortizing term loan (the LPR Term Loan), (ii) a $20 million delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility, to the extent not already used to repay the amounts outstanding under Liberty Puerto Rico’s prior bank facility, may be used to fund the general corporate and working capital requirements of Liberty Puerto Rico. All amounts borrowed under the Liberty Puerto Rico Bank Facility bear interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The LPR Delayed Draw Term Loan was drawn in full on November 7, 2007. The LPR Revolving Loan, which was undrawn as of December 31, 2008, has a commitment fee on undrawn balances of 0.5% per year.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Liberty Puerto Rico and its subsidiaries, the Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) Net Debt to Annualized EBITDA and (ii) Annualized EBITDA to Total Cash Interest Charges, each capitalized term as defined in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. The Liberty Puerto Rico Bank Facility also requires that Liberty Puerto Rico maintain a $10 million cash collateral account to protect against losses in connection with an uninsured casualty event. This cash collateral account is reflected as long-term restricted cash in our consolidated balance sheets.

Prior to June 15, 2007, Liberty Puerto Rico had a $150 million seven-year amortizing term loan under an amended and restated senior secured bank credit facility, which also provided for a $10 million six-year revolving loan. Borrowings under this credit facility bore interest at a margin of 2.25% over LIBOR.

Borrowing Secured by ABC Family Preferred Stock

Liberty Family Preferred, LLC (LFP LLC) was an entity in which LGI held a 99.9% beneficial ownership interest. Prior to August 2, 2007, LFP LLC owned 345,000 shares of ABC Family Worldwide, Inc. (ABC Family) preferred stock.

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

Cablecom Luxembourg Old Senior Notes

Prior to their redemption in 2007 and 2006 as described below, the Cablecom Luxembourg Old Senior Notes were comprised of (i) CHF 259.0 million ($242.4 million) principal amount of Cablecom Luxembourg Series A Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A CHF Notes), (ii) €157.9 million ($220.3 million) principal amount of Cablecom Luxembourg Floating Rate Senior Secured Notes due 2010 (the Cablecom Luxembourg Old Series A Euro Notes) and €335.7 million ($468.4 million) principal amount of Cablecom Luxembourg Series B Floating Rate Senior Secured Notes due 2012 (the Cablecom Luxembourg Old Series B Euro Notes, and together with the Cablecom Luxembourg Old Series A CHF Notes and Cablecom Luxembourg Old Series A Euro Notes, the Cablecom Luxembourg Old Floating Rate Notes) and (iii) €289.9 million ($404.5 million) principal amount of 9.375% Senior Notes due 2014 (the Cablecom Luxembourg Old Fixed Rate Notes).

In connection with the October 2005 Cablecom acquisition, under the terms of the Indentures for the Cablecom Luxembourg Old Senior Notes, Cablecom Luxembourg was required to effect a change of control offer (the Change of Control Offer) for the Cablecom Luxembourg Old Senior Notes at 101% of their respective principal amounts. Pursuant to the Change of Control Offer, Cablecom Luxembourg on December 8, 2005 used CHF 268.7 million ($223.2 million at the transaction date) of proceeds from the Facility A term loan under the Cablecom Luxembourg

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Bank Facility to (i) purchase CHF 133.0 million ($101.7 million at the transaction date) of the Cablecom Luxembourg Old Series A CHF Notes, (ii) purchase €42.8 million ($50.5 million at the transaction date) of the Cablecom Luxembourg Old Series A Euro Notes, (iii) purchase €40.0 million ($47.1 million at the transaction date) principal amount of the Cablecom Luxembourg Old Series B Euro Notes and (iv) fund the costs and expenses of the Change of Control Offer. All of the purchased amounts set forth above include principal, call premium and accrued interest.

On January 20, 2006, Cablecom Luxembourg used the remaining available proceeds from the Facility A and Facility B term loans under the Cablecom Luxembourg Bank Facility to fund the redemption of all of the Cablecom Luxembourg Old Floating Rate Notes that were not tendered in the Change of Control Offer (the Cablecom Old Note Redemption). The Cablecom Old Note Redemption price paid was 102% of the respective principal amounts plus accrued and unpaid interest through the Cablecom Old Note Redemption date. We recognized a $7.6 million loss on the extinguishment of the Cablecom Luxembourg Old Floating Rate Notes during 2006, representing the difference between the redemption and carrying amounts of the Cablecom Luxembourg Old Floating Rate Notes at the date of the Cablecom Old Note Redemption.

On April 16, 2007, Cablecom Luxembourg redeemed in full the Cablecom Luxembourg Old Fixed Rate Notes at a redemption price of 109.375% of the principal amount plus accrued interest through the redemption date. The total amount of the redemption of €330.7 million ($448.1 million at the transaction date) was funded by an escrow account created in October 2006 for the benefit of the holders of the Cablecom Luxembourg Old Fixed Rate Notes (the Cablecom Luxembourg Defeasance Account) in connection with the covenant defeasance of such Notes. In connection with the redemption of the Cablecom Luxembourg Old Fixed Rate Notes, Cablecom Luxembourg recognized a gain on extinguishment of debt of $5.2 million, representing the write-off of unamortized premium.

Pursuant to the terms of the LG Switzerland PIK Loan Facility (see below), the redemption of the Cablecom Luxembourg Old Fixed Rate Notes required the repayment of the LG Switzerland PIK Loan Facility.

Cablecom Luxembourg New Senior Notes

On October 31, 2006, Cablecom Luxembourg issued €300.0 million ($418.6 million) principal amount of 8.0% Senior Notes due 2016 (the Cablecom Luxembourg New Senior Notes) and the net proceeds from the sale of the Cablecom Luxembourg New Senior Notes, together with available cash, were placed into the Cablecom Luxembourg Defeasance Account, as described above.

On April 17, 2007, the Cablecom Luxembourg New Senior Notes became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing Senior Notes due 2014.

Cablecom Luxembourg Bank Facility

The Cablecom Luxembourg Bank Facility provided the terms and conditions upon which (i) the lenders made available to Cablecom Luxembourg two term loans (Facility A and Facility B) in an aggregate principal amount not to exceed CHF 1,330 million ($1,244.5 million).

The CHF 618 million ($578.3 million) Facility A term loan was fully drawn at December 31, 2006. In January 2006, the then remaining availability under the Facility A term loan was drawn to fund the Cablecom Old Note Redemption. The interest rate applicable to the Facility A term loan was equal to CHF LIBOR plus a margin of 2.50%. The Facility B term loan, which was available to be drawn in Swiss francs, U.S. dollars or euros up to an aggregate principal amount equivalent to CHF 712 million ($666.2 million), was fully drawn at December 31, 2006. In connection with the January 2006 funding of the Cablecom Old Note Redemption, the Facility B term loan was drawn in full in the form of CHF 355.8 million ($277.3 million at the transaction date) and €229.1 million ($277.1 million at the transaction date). The interest rate applicable to principal denominated in Swiss francs under

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

the Facility B term loan was equal to CHF LIBOR plus a margin of 2.75% to September 5, 2006 and thereafter 2.50% plus, in each case, any mandatory costs. The interest rate applicable to principal denominated in euros under the Facility B term loan was equal to EURIBOR plus a margin of 2.50% plus any mandatory costs.

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

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2008 exchange rates:

Debt:

	UPC
	holding
	debt
	(excluding	VTR	Telenet	J:COM	Austar
	VTR) (a)	debt (b)	debt	debt	debt	Other (c)	Total
	in millions

Year ended December 31:
2009	$10.6	$4.7	$—	$204.3	$—	$94.5	$314.1
2010	1.3	4.7	—	378.4	—	5.1	389.5
2011	0.2	4.7	—	212.0	158.5	702.9	1,078.3
2012	914.1	4.7	739.5	204.9	87.2	866.2	2,816.6
2013	1,698.0	4.7	286.0	769.7	352.3	258.1	3,368.8
Thereafter	7,746.2	442.0	1,803.9	312.8	—	1,223.6	11,528.5

Total debt maturities	10,370.4	465.5	2,829.4	2,082.1	598.0	3,150.4	19,495.8
Net embedded equity derivative, fair value adjustment and unamortized discount	—	—	—	—	—	(165.4)	(165.4)

Total debt	$10,370.4	$465.5	$2,829.4	$2,082.1	$598.0	$2,985.0	$19,330.4

Current portion	$10.6	$4.7	$—	$204.3	$—	$51.5	$271.1

Noncurrent portion	$10,359.8	$460.8	$2,829.4	$1,877.8	$598.0	$2,933.5	$19,059.3

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(a)	The final maturity date for Facilities M and N of the UPC Broadband Holding Bank Facility is the earlier of (i) December 31, 2014 or (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s existing Senior Notes due 2014 fall due if such Senior Notes have not been repaid, refinanced or redeemed prior to that date. For purposes of this table, we have assumed that the €800 million ($1,116.2 million) principal amount of Senior Notes due 2014 will be repaid, refinanced or redeemed prior to October 17, 2013 and that Facilities M and N will be repaid on December 31, 2014.

(b)	Amounts represent borrowings under the VTR Credit Facility, for which the source of repayment is expected to be the related cash collateral account.

(c)	The 2009 amount includes $89.3 million of borrowings under the News Corp. Forward, for which the source of repayment is expected to be the underlying shares of News Corp. common stock that our held by our company. The 2011 amount includes the €500.0 million ($697.6 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

Capital lease obligations:

	J:COM	Telenet (a)	Other	Total
	in millions

Year ended December 31:
2009	$220.6	$67.9	$5.1	$293.6
2010	195.8	60.8	4.1	260.7
2011	149.5	58.8	3.7	212.0
2012	106.6	56.6	3.3	166.5
2013	57.7	52.9	2.8	113.4
Thereafter	15.4	344.2	30.8	390.4

	745.6	641.2	49.8	1,436.6
Less: amount representing interest	(41.4)	(203.2)	(19.5)	(264.1)

Present value of net minimum lease payments	$704.2	$438.0	$30.3	$1,172.5

Current portion	$203.4	$35.5	$3.0	$241.9

Noncurrent portion	$500.8	$402.5	$27.3	$930.6

(a)	Includes Telenet’s capital lease obligations to the PICs, as described in note 4.

Non-cash Refinancing Transactions

During 2008, 2007 and 2006, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $389.0 million, $7,019.9 million and $4,210.5 million, respectively.

(11)	Deferred Construction and Maintenance Revenue

J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers who receive poor reception of broadcast television signals as a result of obstacles that have been constructed by third parties. J:COM and its subsidiaries enter into agreements with these third parties, whereby J:COM receives up-front compensation

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

to construct and maintain cable facilities to provide rebroadcasting services to the affected viewers at no cost to the viewers during the agreement period. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over periods (generally 20 years) that are consistent with the durations of the underlying agreements. During 2008, 2007 and 2006, J:COM recognized revenue under these arrangements totaling $57.9 million, $47.6 million and $37.5 million, respectively. Deferred revenue recorded under these arrangements is included in our current and long-term liabilities as follows:

	December 31,
	2008	2007
	in millions

Current liabilities — Deferred revenue and advance payments from subscribers and others	$59.1	$36.3
Other long-term liabilities	722.0	484.8

Total	$781.1	$521.1

(12)	Income Taxes

LGI files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended December 31, 2008:
Federal	$(2.3)	$(25.4)	$(27.7)
State and local	(1.0)	(1.7)	(2.7)
Foreign	(200.3)	(204.1)	(404.4)

	$(203.6)	$(231.2)	$(434.8)

Year ended December 31, 2007:
Federal	$33.4	$(84.3)	$(50.9)
State and local	1.7	(4.4)	(2.7)
Foreign	(138.1)	(41.4)	(179.5)

	$(103.0)	$(130.1)	$(233.1)

Year ended December 31, 2006:
Federal	$(28.2)	$58.6	$30.4
State and local	(2.2)	3.1	0.9
Foreign	(62.3)	38.9	(23.4)

	$(92.7)	$100.6	$7.9

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Income tax benefit (expense) attributable to our company’s earnings (loss) before taxes, minority interest and discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year Ended December 31,
	2008	2007	2006
	in millions

Computed “expected” tax benefit (expense)	$58.5	$(17.4)	$59.6
Change in valuation allowance	(190.1)	(1.8)	119.7
International rate differences	(125.5)	(50.0)	(41.1)
Non-deductible interest and other expenses	(65.1)	(64.2)	(15.6)
Change in tax status of foreign consolidated subsidiary	(30.2)	—	—
Differences in the treatment of items associated with investments in subsidiaries and affiliates	(28.7)	42.9	(23.9)
Impairment and write-off of goodwill	(22.8)	(35.3)	—
Enacted tax law and rate changes	(19.8)	(69.2)	(65.1)
Foreign taxes	(9.7)	(15.8)	(6.8)
Non-deductible or non-taxable foreign currency exchange results	7.4	7.9	(18.3)
Non-deductible provisions for litigation	(2.1)	(59.9)	—
State and local income taxes, net of federal income taxes	(1.8)	(1.7)	0.6
Recognition of previously unrecognized tax benefits	—	34.6	—
Other, net	(4.9)	(3.2)	(1.2)

	$(434.8)	$(233.1)	$7.9

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
	in millions

Current deferred tax assets	$280.8	$319.1
Non-current deferred tax assets	212.3	301.5
Current deferred tax liabilities	(9.1)	(6.4)
Non-current deferred tax liabilities	(902.7)	(743.7)

Net deferred tax liability	$(418.7)	$(129.5)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007
	in millions

Deferred tax assets:
Net operating loss and other carryforwards	$2,673.0	$3,145.6
Debt	428.3	344.7
Deferred revenue	261.6	174.8
Property and equipment, net	57.7	102.7
Stock-based compensation	69.6	41.2
Derivative instruments	64.2	23.3
Other future deductible amounts	282.8	230.2

Deferred tax assets	3,837.2	4,062.5
Valuation allowance	(2,053.0)	(2,345.6)

Deferred tax assets, net of valuation allowance	1,784.2	1,716.9

Deferred tax liabilities:
Intangible assets	(701.7)	(715.0)
Property and equipment	(549.1)	(369.6)
Investments	(377.9)	(399.2)
Derivative instruments	(241.9)	(81.2)
Other future taxable amounts	(332.3)	(281.4)

Deferred tax liabilities	(2,202.9)	(1,846.4)

Net deferred tax liability	$(418.7)	$(129.5)

Our deferred income tax valuation allowance decreased $292.6 million in 2008. This decrease reflects the net effect of (i) net tax expense recorded in our consolidated statement of operations of $190.1 million, (ii) acquisitions and similar transactions, (iii) foreign currency translation adjustments, (iv) valuation allowances released to goodwill and (v) other.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The significant components of our tax loss carryforwards and related tax assets at December 31, 2008 are as follows:

	Tax loss	Related tax	Expiration
Country	carryforward	asset	date
	in millions

The Netherlands	$4,364.3	$1,112.9	2012-2017
Switzerland	1,353.0	293.3	2009-2013
Belgium	1,014.5	344.8	Indefinite
Luxembourg	868.1	248.2	Indefinite
France	771.9	265.7	Indefinite
Australia	451.2	135.3	Indefinite
Ireland	448.6	56.1	Indefinite
United States	199.9	71.9	2012-2027
Austria	167.6	41.9	Indefinite
Japan	117.8	48.0	2009-2015
Chile	111.5	19.0	Indefinite
Romania	55.9	8.9	2010-2013
Hungary	43.8	7.3	Indefinite
Puerto Rico	23.7	9.2	2011-2014
Poland	8.2	1.6	2009
Other	35.7	8.9	Various

Total	$10,035.7	$2,673.0

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $55.6 million at December 31, 2008, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2008, U.S. and non-U.S. income and withholding taxes for which a deferred tax liability might otherwise be required have not been provided on an estimated $2.5 billion of cumulative temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

Because we have controlling interests in subsidiaries that do business in foreign countries, such subsidiaries are considered to be “controlled foreign corporations” (CFCs) under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income.

In addition, a U.S. corporation that is a shareholder in a CFC may be required to include in its income its pro rata share of the CFC’s increase in the average adjusted tax basis of any investment in U.S. property (including intercompany receivables from U.S. entities) held by a wholly- or majority-owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC.

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

Although we intend to take reasonable tax planning measures to limit our tax exposures, there can be no assurance we will be able to do so.

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

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2003 are no longer subject to examination by tax authorities. During 2008, the Internal Revenue Service (IRS) commenced examinations of most of the U.S. federal income tax returns that we or our domestic subsidiaries filed for the 2005 and 2006 tax years. Most of these audits are anticipated to be completed in 2009. Certain of our foreign subsidiaries are also currently involved in income tax examinations in various foreign jurisdictions in which we operate, including Argentina (2001 through 2007), Chile (2002), Puerto Rico (2003),

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Austria (2004 through 2006), UK (2005 and 2006), Romania (2007), and Switzerland (2006 and 2007). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. The changes in our unrecognized tax benefits during 2008 are summarized below (in millions):

Balance at January 1, 2008	$570.0
Additions based on tax positions related to the current year	72.9
Additions for tax positions of prior years	86.3
Reductions for tax positions of prior years	(342.7)
Lapse of statute of limitations	(1.6)
Currency translation	39.7

Balance at December 31, 2008	$424.6

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2008, our unrecognized tax benefits included $391.5 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2009, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2008. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of changes in our unrecognized tax positions during 2009.

During 2008, 2007, and 2006, we recognized income tax expense (benefit) of $13.6 million, ($3.9 million), and $9.8 million, respectively, representing the net accrual (release) of interest and penalties during the period. In addition, our other long-term liabilities include accrued interest and penalties of $25.9 million at December 31, 2008.

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

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued or subject to future issuance pursuant to outstanding stock options. At December 31, 2008, there were (i) 5,435,145, 3,066,716 and 8,353,012 shares of LGI Series A, Series B and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 3,958,980 and 3,993,297 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs, (iii) 11,159,319 and

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

11,044,375 shares of LGI Series A and Series C common stock, respectively, reserved for issuance upon conversion of the UGC Convertible Notes and (iv) 434,034 and 434,011 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted stock units. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued (7,191,210 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).

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

Stock Repurchases

During 2008, 2007 and 2006, our board of directors authorized various stock repurchase programs. Under these plans, we were authorized to acquire the specified amount of our LGI Series A and Series C common stock from time to time through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to these programs, which may be suspended or discontinued at any time, depends on a variety of factors, including market conditions. At December 31, 2008, the remaining amount authorized under our current stock repurchase plan was $94.8 million. Subsequent to December 31, 2008, we acquired 6,216,300 shares of our LGI Series C common stock at a weighted average price of $15.11, for an aggregate purchase price of $93.9 million, including direct acquisition costs. As of February 23, 2009, the remaining authorized amount under our current stock repurchase plan was $1.0 million.

In addition to the share repurchase programs described above, we completed five separate modified Dutch auction self-tender offers during 2007 and 2006.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The following table provides details of our stock repurchases during 2008, 2007 and 2006:

	LGI Series A common stock		LGI Series C common stock
	Shares	Average price	Shares	Average price
Purchase date	purchased	paid per share (a)	purchased	paid per share (a)	Total (a)
					in millions
Stock purchased pursuant to repurchase programs during:
2008	39,065,387	$30.24	35,084,656	$29.52	$2,217.1

2007	5,469,397	$38.57	11,361,890	$37.06	$632.0

2006	2,698,558	$21.85	9,706,682	$20.04	$253.5

Stock purchased pursuant to modified Dutch auction self-tender offers (b):
September 17, 2007	5,682,000	$43.09	9,510,517	$40.09	$626.1
April 25, 2007	7,882,862	35.21	724,183	32.86	301.4
January 10, 2007	5,084,746	29.66	5,246,590	28.74	301.6
September 15, 2006	20,000,000	25.04	20,534,000	24.39	1,001.8
June 21, 2006	10,000,000	25.08	10,288,066	24.38	501.6

Total pursuant to self-tender offers	48,649,608	$29.29	46,303,356	$28.24	$2,732.5

Total purchases (including purchases pursuant to self-tender offers) during:
2008	39,065,387	$30.24	35,084,656	$29.52	$2,217.1

2007	24,119,005	$36.66	26,843,180	$36.39	$1,861.0

2006	32,698,558	$24.79	40,528,748	$23.35	$1,756.9

(a)	Includes direct acquisition costs.

(b)	Shares purchased pursuant to the self-tender offers were not applied against the authorized amounts of our stock repurchase programs.

Subsidiaries’ Equity

Austar

On April 1, 2008, Austar issued 54,025,795 ordinary shares upon the vesting of certain Class B shares that were originally issued pursuant to an executive compensation plan. Proceeds of AUD 7.5 million ($7.1 million at the average rate for the period) were received by Austar in conjunction with the repayment of the shareholders’ loans associated with the Class B shares. Subsequently, on May 13, 2008, 12,200,000 of these newly issued ordinary shares were purchased by another LGI subsidiary for aggregate cash consideration of AUD 15.3 million ($14.4 million at the transaction date). Also, Austar paid aggregate cash consideration of AUD 55.0 million ($51.9 million at the average rate for the period) to repurchase 46,303,184 of its ordinary shares from public shareholders during the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

second quarter of 2008 pursuant to a stock repurchase plan. As a result of the foregoing transactions, LGI’s indirect ownership interest in Austar increased from 53.4% to 54.0%, and we recorded an increase to our goodwill of $50.6 million and a decrease to our additional paid-in capital of $8.6 million.

In connection with our December 2005 acquisition of a controlling interest in Austar, we recorded the minority interests’ share of Austar’s stockholders’ deficit at the acquisition date as a decrease to our additional paid-in capital. With the exception of a period during the first three quarters of 2007 when Austar reported stockholders’ equity and we recorded the minority interests’ share of Austar’s equity movements as adjustments of minority interests in subsidiaries in our consolidated balance sheet, we have recorded all subsequent changes in the minority interests’ share of Austar’s equity movements as adjustments to our additional paid-in capital.

On November 1, 2007, Austar distributed AUD 299.9 million ($274.8 million at the transaction date) to its shareholders. Our share of this capital distribution was AUD 160.1 million ($146.7 million at the transaction date). On September 20, 2006, Austar distributed AUD 201.6 million ($151.7 million at the transaction date) to its shareholders. Our share of this capital distribution was AUD 107.2 million ($80.7 million at the transaction date). The minority interest owners’ share of these 2007 and 2006 capital distributions of AUD 124.5 million ($114.1 million at the transaction date) and AUD 94.4 million ($71.0 million at the transaction date), respectively, has been reflected as a reduction of additional paid-in capital in our consolidated statements of stockholders’ equity.

Telenet

On November 19, 2007, Telenet commenced the distribution of €655.9 million ($961.6 million at the transaction date) to its shareholders. Our share of this capital distribution was €335.2 million ($491.4 million at the transaction date).

Other

During 2008, 2007 and 2006, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests in, and the equity transactions of, certain of our subsidiaries and affiliates.

Restricted Net Assets

At December 31, 2008, substantially all of our net assets were attributable to subsidiaries that have borrowed funds under their respective debt facilities. The terms of these facilities may restrict our ability to access the assets of these subsidiaries.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(14)	Stock Incentive Awards

As discussed in note 3, our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our other subsidiaries. The following table summarizes our stock-based compensation expense for the indicated periods:

	Year ended December 31,
	2008	2007	2006
	in millions

LGI Series A, Series B and Series C common stock:
LGI performance plans (a)	$94.4	$108.2	$—
Stock options, SARs, restricted stock and restricted stock units	44.0	47.3	58.0
Restricted shares of LGI and Zonemedia Enterprises Ltd. (Zonemedia) (b)	—	16.2	7.1
Austar Performance Plan	16.0	9.5	—
Other	(0.9)	12.2	4.9

Total	$153.5	$193.4	$70.0

Included in:
Operating expense	$9.7	$12.2	$7.0
SG&A expense	143.8	181.2	63.0

Total	$153.5	$193.4	$70.0

(a)	Amounts relate primarily to the LGI Performance Plans described below.

(b)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes $12.8 million of stock-based compensation that was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

The following table provides certain information related to stock-based compensation not yet recognized as of December 31, 2008:

	December 31, 2008
	LGI Series A,
	Series B and			SARs on
	Series C	LGI	Austar	VTR
	common	performance	Performance	common
	stock (a)	plans (b)	Plan (c)	stock (d)

Total compensation expense not yet recognized (in millions)	$74.6	$135.3	$16.7	$0.3

Weighted average period remaining for expense recognition (in years)	2.5	2.8	2.8	1.0

(a)	Amounts relate to the LGI incentive plans (including the Transitional Plan) and the UGC incentive plans described below.

(b)	Amounts relate primarily to the LGI Performance Plans described below.

(c)	Amounts relate to the Austar Performance Plan described below.

(d)	Amounts relate to the incentive plan of VTR described below.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Year ended December 31,
	2008	2007	2006

LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	2.48 — 3.96%	4.56 — 5.02%	4.58 — 5.20%
Expected life	4.5 — 6.0 years	4.5 — 6.0 years	4.5 — 6.0 years
Expected volatility	24.0 — 43.0%	22.40 — 25.20%	24.80 — 29.60%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.23	$10.69	$6.52
SARs	$9.84	$10.19	$6.36
Restricted stock	$35.42	$36.46	$20.28
Total intrinsic value of awards exercised (in millions):
Options	$12.1	$44.4	$10.9
SARs	$28.2	$75.0	$22.4
Cash received from exercise of options (in millions):	$17.9	$42.9	$17.5
Income tax benefit related to stock-based compensation (in millions):	$36.3	$30.1	$14.2
Income tax expense related to exercise of options, SARs and restricted stock (in millions):	$—	$—	$5.4

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

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 30,495,893 shares available for grant as of December 31, 2008 before considering any shares that might be issued in satisfaction of our obligations under the LGI Performance Plans, as described below. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

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

Our board may grant awards under the LGI Directors Incentive Plan. Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than 5 million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third on the date of the second and third annual meetings of stockholders following the grant date, provided the director continues to serve as director on such date, and expire 10 years after the grant date. The LGI Directors Incentive Plan had 9,395,091 shares available for grant as of December 31, 2008. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The Transitional Plan

In 2004, options to acquire shares of LGI Series A, Series B and Series C common stock were issued to LGI International’s directors and employees, Liberty Media’s directors and certain of its employees pursuant to the LGI International Transitional Stock Adjustment Plan (the Transitional Plan). At the time of issuance, such options had remaining terms and vesting provisions equivalent to those of the respective Liberty Media stock incentive awards that were adjusted. No new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan

Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.

Stock Award Activity — LGI Common Stock

The following tables summarize the activity during 2008 in LGI stock awards under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards granted to Liberty Media directors and employees as described above and to the then employees of Zonemedia in connection with our January 2005 acquisition of Zonemedia:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series A common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	5,894,850	$21.90
Granted	80,000	$31.47
Expired or canceled	(32,043)	$78.09
Forfeited	(43,364)	$27.61
Exercised	(464,298)	$19.94

Outstanding at December 31, 2008	5,435,145	$21.83	4.04	$9.4

Exercisable at December 31, 2008	4,227,639	$20.62	3.72	$9.4

Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series B common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2008	3,066,716	$20.01	3.83	$—

Exercisable at December 31, 2008	3,066,716	$20.01	3.83	$—

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — LGI Series C common stock:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	8,797,137	$20.11
Granted	80,000	$29.79
Expired or canceled	(32,043)	$73.92
Forfeited	(43,364)	$25.99
Exercised	(448,718)	$19.36

Outstanding at December 31, 2008	8,353,012	$20.00	3.80	$8.1

Exercisable at December 31, 2008	6,831,793	$19.26	3.49	$8.1

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series A common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2008	634,917	$28.00
Granted	296,748	$36.57
Expired or canceled	—	$—
Forfeited	(12,513)	$31.50
Released from restrictions	(279,360)	$28.25

Outstanding at December 31, 2008	639,792	$31.79	2.39

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series B common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2008	23,708	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at December 31, 2008	11,854	$22.23	0.42

		Weighted average	Weighted average
Restricted stock and restricted stock units —	Number of	grant-date	remaining
LGI Series C common stock:	shares	fair value per share	contractual term
			in years

Outstanding at January 1, 2008	658,285	$26.34
Granted	296,748	$34.29
Expired or canceled	—	$—
Forfeited	(12,513)	$29.02
Released from restrictions	(291,070)	$26.54

Outstanding at December 31, 2008	651,450	$29.78	2.36

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series A common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,828,895	$19.12
Granted	1,042,609	$36.57
Expired or canceled	—	$—
Forfeited	(42,574)	$20.96
Exercised	(869,950)	$12.04

Outstanding at December 31, 2008	3,958,980	$25.27	5.06	$4.2

Exercisable at December 31, 2008	2,022,910	$19.32	4.65	$4.2

			Weighted average
	Number of	Weighted average	remaining	Aggregate
SARs — LGI Series C common stock:	shares	base price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	3,830,352	$18.09
Granted	1,042,609	$34.38
Expired or canceled	—	$—
Forfeited	(42,574)	$19.82
Exercised	(837,090)	$11.27

Outstanding at December 31, 2008	3,993,297	$23.75	5.06	$4.2

Exercisable at December 31, 2008	2,057,205	$18.24	4.65	$4.2

At December 31, 2008, total SARs outstanding included 136,538 LGI Series A common stock capped SARs and 136,538 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of a LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LGI Performance Plans

On October 31, 2006 and November 1, 2006, the compensation committee of our board of directors and our board, respectively, authorized the implementation of a new performance-based incentive plan for our senior executives (the LGI Senior Executive Performance Plan) pursuant to the LGI 2005 Incentive Plan. The aggregate amount of the maximum achievable awards that may be allocated under the LGI Senior Executive Performance Plan is $313.5 million, of which maximum achievable awards of $302.5 million had been allocated to participants as of December 31, 2008. On January 12, 2007, the compensation committee of our board authorized the implementation of a similar performance-based incentive plan (the LGI Management Performance Plan and together with the LGI Senior Executive Performance Plan, the LGI Performance Plans) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the LGI Senior Executive Performance Plan. The aggregate amount of the maximum achievable awards under the LGI Management Performance Plan, as finalized in February 2007, is $86.5 million, of which maximum achievable awards of $82.2 million, after deducting forfeited awards, were allocated to participants as of December 31, 2008.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

At OCF CAGRs ranging from 12% to 17%, the percentages of the maximum achievable awards that participants become eligible to receive range from 50% to 100%, respectively, subject to the other requirements of the LGI Performance Plans.

On February 18, 2009, the compensation committee determined that an OCF CAGR of approximately 15.5% had been achieved during the performance period. Accordingly, subject to adjustment based on the compensation committee’s final determination as to each participant’s individual performance, a maximum of $336.2 million (or 87.4%) of the allocated maximum achievable awards could be earned.

Earned awards will be paid or will vest in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, the compensation committee will have the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. Each installment of the earned awards may be settled in cash, unrestricted shares of LGI Series A and Series C common stock, or any combination of the foregoing, or restricted share units may be issued at any time in respect of all or any portion of the remaining balance of an earned award, in each case at the discretion of the compensation committee. With the exception of an initial equity incentive award granted to a new hire in 2007, participants in the LGI Senior Executive Performance Plan were not granted any equity incentive awards in 2007 and 2008.

The LGI Performance Plans are accounted for as liability-based plans. Compensation expense under the LGI Performance Plans is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the compensation committee could elect at a future date to cash settle all or any portion of vested awards under the LGI Performance Plans. We began recording stock-based compensation with respect to the LGI Performance Plans on January 1, 2007, the date after which all awards were granted and the date that the requisite vesting periods began.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The aggregate amount of the maximum awards under the Austar Performance Plan is AUD 63.8 million ($45.0 million). At December 31, 2008, the maximum achievable awards under the Austar Performance Plan had been fully allocated to participants.

The Austar Performance Plan provides for awards based on the compound annual growth rate for Austar’s consolidated EBITDA (as defined) from 2006 to 2008, as adjusted for events such as acquisitions and dispositions that affect comparability (EBITDA CAGR). At EBITDA CAGRs ranging from 15% to 20%, the percentage of the maximum achievable awards that participants become eligible to receive ranges from 50% to 100%, respectively, subject to the other requirements of the Austar Performance Plan.

Earned awards will be paid or will vest in six equal semi-annual installments on each March 31 and September 30, commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, Austar’s remuneration committee will have the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. Each installment of the earned awards may be settled in cash, unrestricted shares of Austar, or any combination of the foregoing, or restricted share units may be issued at any time in respect of all or any portion of the remaining balance of an earned award, in each case at the discretion of Austar’s remuneration committee.

The Austar Performance Plan is accounted for as a liability-based plan. Compensation expense under the Austar Performance Plan is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the Austar remuneration committee could elect at a future date to cash settle all or any portion of vested awards under the Austar Performance Plan. Austar began recording stock-based compensation with respect to the Austar Performance Plan on May 2, 2007, the date that the Austar Performance Plan participants were notified of their awards.

Other Austar Stock Incentive Plans

Prior to our acquisition of a controlling interest in Austar on December 14, 2005, Austar had implemented compensatory plans that provided for the purchase of Austar Class A and Class B shares by senior management at various prices and the conversion of the purchased shares into Austar ordinary shares, subject to vesting schedules. At December 31, 2005, Austar senior management held Class A and Class B shares that had not been converted into ordinary shares aggregating 20,840,817 and 54,025,795, respectively. All of the remaining Class A and Class B shares were converted into ordinary shares during 2006 and 2008, respectively. Stock-based compensation expense with respect to these compensatory plans was not significant during any period presented.

Stock Incentive Plans — Telenet Common Stock

Telenet Option Plans

Telenet Class A and Class B Option Plan — During periods ended prior to January 1, 2007, Telenet granted Class A and Class B options to certain members of Telenet management. At December 31, 2008, 1,236,274 Class A options and 444,254 Class B options were outstanding with a weighted average exercise price per profit certificate of €5.08 ($7.09) and €6.35 ($8.86), respectively. During 2008, 266,550 Class A and 150,620 Class B options were exercised in exchange for total cash proceeds of €2.3 million ($3.2 million). All of the Class A and Class B options were fully vested at December 31, 2008 and are exercisable through June 2009 and December 2009, respectively. Stock-based compensation recorded by Telenet with respect to the Class A and Class B options was $0.3 million during 2008 and $0.7 million during 2007. In connection with Telenet’s November 19, 2007 capital distribution (see note 13), the number of Class A and Class B options outstanding at that date were increased by 356,824 and

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

157,627, respectively, and the exercise prices for all then outstanding Class A and Class B options were reduced proportionately so that the fair value of the Class A and Class B options outstanding before and after the capital distribution remained the same for all option holders.

Telenet Employee Stock Option Plans — During 2008, Telenet granted stock options to members of senior management under two employee stock option plans (the Telenet Employee Stock Option Plans). The maximum aggregate number of shares authorized for issuance under the Telenet Employee Stock Option Plans is 3,617,000, of which 317,000 shares may only be issued to Telenet’s chief executive officer. Options generally vest at a rate of 6.25% per quarter over four years and expire five years from the date of grant. As of December 31, 2008, the total compensation expense not yet recognized related to the Telenet Employee Stock Option Plans is €3.7 million ($5.2 million) and the weighted average period remaining for expense recognition is 4.2 years. Total stock-based compensation expense of $2.0 million was recorded in 2008 in connection with the Telenet Employee Stock Option Plans.

The following table summarizes the activity during 2008 related to the Telenet Employee Stock Option Plans:

			Weighted average
	Number of	Weighted average	remaining	Aggregate
Options — Telenet ordinary shares:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	—	€—
Granted (a)	1,446,100	€14.90
Expired or canceled	—	€—
Forfeited	(25,000)	€14.50
Exercised	—	€—

Outstanding at December 31, 2008	1,421,100	€14.90	4.19	€—

Exercisable at December 31, 2008	265,655	€14.93	4.18	€—

(a)	The fair value of these awards was calculated on the date of grant using an expected volatility ranging from 24.2% to 28.5%, an expected life of 3.6 years, and a risk-free return ranging from 3.50% — 4.51%. The weighted average grant date fair value during 2008 was €3.65 ($5.09).

Telenet Employee Stock Purchase Plan

In 2007, Telenet authorized a compensatory plan under which Telenet employees would be given the opportunity to purchase Telenet shares at a discounted price at the end of an offering period. Although employees are fully vested in the shares upon purchase, the shares may not be publicly traded for two years following the date of purchase. The maximum aggregate sales proceeds under the plan is €23.5 million ($32.8 million).

In January 2008, Telenet offered its employees the opportunity to reserve shares for purchase under the plan at a subscription price to be determined as of March 19, 2008. The final subscription price of €12.11 was determined by applying a 16.67% discount to the average closing price of the shares during the 30 days preceding March 20, 2008. Telenet received subscriptions for 693,217 shares in March 2008. In connection with the April 2008 issuance of the shares underlying these subscriptions, Telenet received cash proceeds of €8.4 million ($11.7 million) and recorded stock-based compensation expense of $2.5 million.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Stock Incentive Plans — Other Subsidiaries

J:COM Stock Option Plans

J:COM has granted options and stock purchase warrants under various plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Options or warrants granted to non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Options or warrants granted to management employees and non-employees vest in four equal annual installments from date of grant, unless their individual grant agreements provide otherwise. Options granted prior to 2006 generally expire at dates ranging from August 2010 to August 2012. Options granted in 2006 and subsequent years expire 20 years after the grant date. As of December 31, 2008, J:COM has granted the maximum number of options under existing authorized plans.

A summary of the J:COM Stock Option Plan activity during 2008 is as follows:

		Weighted	Weighted average
	Number of	average	remaining	Aggregate
Options — J:COM ordinary shares:	shares	exercise price	contractual term	intrinsic value
			in years	in millions

Outstanding at January 1, 2008	105,956	¥79,625
Granted (a)	312	¥1
Expired or canceled	(2,910)	¥80,000
Forfeited	(18)	¥80,000
Exercised	(10,750)	¥89,406

Outstanding at December 31, 2008	92,590	¥79,340	2.85	¥1,320.3

Exercisable at December 31, 2008	91,839	¥79,989	2.72	¥1,250.1

(a)	The exercise price of these options was significantly below the market price of J:COM common stock on the date of grant.

During 2008, 2007 and 2006, J:COM received cash proceeds of $8.3 million, $24.9 million and $13.2 million, respectively, in connection with the exercise of stock options.

VTR Phantom SARs Plan

In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a three- or four-year period and expire no later than July 1, 2010. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the compensation committee that administers the VTR Plan. On April 12, 2006, the VTR compensation committee granted a total of 945,000 SARs, each with a base price of CLP 9,503 and a vesting commencement date of January 1, 2006. On June 25, 2007, the VTR compensation committee granted a total of 401,000 SARs, each with a base price of CLP 12,588, and a vesting commencement date of January 1, 2007. On February 20, 2008, the VTR compensation committee granted a total of 37,000 SARs, each with a base price of CLP 16,868 ($26.42), and a vesting commencement date of January 1, 2008. As the outstanding SARs under this plan currently must be settled in cash, we use the liability method to account for the VTR phantom SARs.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

A summary of the VTR Plan activity during 2008 is as follows:

		Weighted		Weighted average
	Number of	average		remaining	Aggregate
SARs — VTR common stock:	shares	base price		contractual term	intrinsic value
				in years	in millions

Outstanding at January 1, 2008	913,292	CLP	10,846
Granted	37,000	CLP	16,868
Expired or canceled	—	CLP	—
Forfeited	(34,417)	CLP	10,101
Exercised	(207,981)	CLP	10,026

Outstanding at December 31, 2008 (a)	707,894	CLP	11,438	1.0	CLP	785.0

Exercisable at December 31, 2008	444,588	CLP	11,383	1.0	CLP	496.5

(a)	The fair value of these awards at December 31, 2008 was calculated using an expected volatility of 66.0%, an expected life of 1.0 years and a risk-free return of 8.28%. In addition, we were required to estimate the fair value of VTR common stock at December 31, 2008. The fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the updated fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, one of our directors, one of our former directors, certain of our executive officers and officers, and one of our employees, hold an aggregate of 564,843 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 2.7% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness, net of the value of certain assets that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Synthetic Option Plan are fully vested and expire between 2009 and 2011. These synthetic options had no intrinsic value and minimal fair value at December 31, 2008. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(15)	Related Party Transactions

Our related party transactions consist of the following:

	Year ended December 31,
	2008	2007	2006
	in millions

Revenue earned from related parties of:
J:COM (a)	$123.1	$81.9	$58.4
LGI and consolidated subsidiaries other than J:COM (b)	11.0	9.9	2.1

Total LGI	$134.1	$91.8	$60.5

Operating expenses charged by related parties of:
J:COM (c)	$133.9	$91.5	$88.3
LGI and consolidated subsidiaries other than J:COM (d)	28.2	25.4	20.0

Total LGI	$162.1	$116.9	$108.3

SG&A expenses charged by related parties of:
J:COM (e)	$32.9	$21.1	$19.1
LGI and consolidated subsidiaries other than J:COM (f)	(1.4)	(0.5)	—

Total LGI	$31.5	$20.6	$19.1

Interest expense charged by related parties of J:COM (g)	$14.6	$12.0	$10.1

Interest and other income recognized from related parties of LGI and consolidated subsidiaries	$0.6	$0.9	$0.9

Capital lease additions — related parties of J:COM (h)	$144.2	$153.7	$138.0

(a)	During the periods presented, (i) J:COM provided programming, construction, management, administrative, call center and distribution services to certain of its and LGI’s affiliates, and (ii) J:COM sold construction materials to certain of such affiliates. As a result of certain transactions completed by J:COM during 2008, these affiliates became J:COM subsidiaries and in future periods the revenue derived from these entities will be eliminated in consolidation. J:COM also receives distribution fees from SC Media.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services charged to our equity method affiliates.

(c)	J:COM (i) purchases certain cable television programming from its affiliates, (ii) incurs rental expense for the use of certain vehicles and equipment under operating leases with certain subsidiaries of Sumitomo and (iii) incurs billing system expense from a Sumitomo subsidiary.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	The 2008 and 2007 amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries of Sumitomo. At December 31, 2008 and 2007, capital lease obligations of J:COM aggregating ¥54.1 billion ($595.9 million) and ¥46.0 billion ($506.7 million), respectively, were owed to these Sumitomo subsidiaries.

Certain of J:COM’s equity method affiliates deposit excess funds with J:COM. The aggregate amounts owed by J:COM to these equity method affiliates at December 31, 2008 and 2007 of ¥4,124.0 million ($45.4 million) and ¥3,536.0 million ($38.9 million), respectively, is included in other accrued and current liabilities in our consolidated balance sheets.

On December 25, 2008, our then equity affiliate, Mediatti, was sold to J:COM. For additional information, see note 4.

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

O3B Networks Limited

On January 4, 2008, we subscribed for and purchased a convertible preferred equity interest in O3B Networks Limited (O3B), a start-up company headquartered in Jersey, United Kingdom, that plans to engage in a satellite-based data backhaul business. We paid an aggregate of €3.5 million ($5.2 million at the transaction date) to O3B for the preferred interest, which represented approximately 6.7% of O3B’s outstanding common shares (calculated on an “if converted” basis) immediately following the acquisition. O3B had the right, subject to the satisfaction of certain conditions on or before December 31, 2008, to require us to purchase additional preferred shares in O3B, up to an aggregate additional purchase price of €10.4 million, at the same price per share as our initial investment. In July 2008, this purchase obligation was eliminated in connection with our and certain third parties’ acquisition of additional O3B convertible preferred shares. In the July 2008 transaction, we paid an aggregate purchase price of €10.4 million ($16.2 million at the transaction date) to acquire the additional O3B convertible preferred shares. At December 31, 2008, (i) our company owned a 15.1% interest in O3B, (ii) one of our directors, who is a founder of O3B, owned a 7.7% interest in O3B and (iii) another of our directors owned a 0.4% interest in O3B. The ownership percentages set forth above are calculated on an “if converted” basis with respect to all outstanding convertible preferred shares.

Other

On October 10, 2008, we purchased 1,000,000 shares of our Series C common stock from our Chairman of the Board, for $18.00 per share in cash. This purchase was made pursuant to our stock repurchase program, as further described in note 13.

For a description of certain transactions involving stock options held by certain of our directors, see note 14.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(17)	Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2008 is set forth in the table below:

			Programming and
	Employee severance	Office	lease contract
	and termination	closures	termination	Other	Total
	in millions

Restructuring liability as of January 1, 2008	$8.7	$16.9	$21.3	$0.1	$47.0
Restructuring charges (credits)	16.8	2.7	(0.5)	—	19.0
Cash paid	(15.4)	(5.3)	(4.1)	—	(24.8)
Acquisitions and other	2.3	(0.5)	(0.2)	(0.1)	1.5
Foreign currency translation adjustments	0.4	(0.7)	(0.5)	—	(0.8)

Restructuring liability as of December 31, 2008	$12.8	$13.1	$16.0	$—	$41.9

Short-term portion	$12.0	$4.9	$4.2	$—	$21.1
Long-term portion	0.8	8.2	11.8	—	20.8

Total	$12.8	$13.1	$16.0	$—	$41.9

Our 2008 restructuring charges include (i) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations, and (ii) a charge of $5.6 million related to the reorganization of certain of VTR’s administrative and operational functions.

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

Our 2007 restructuring charges include (i) $8.8 million related primarily to the cost of terminating certain employees in connection with the integration of our business-to-business (B2B) and broadband communications operations in the Netherlands and (ii) $6.2 million related primarily to the cost of terminating certain employees in connection with the restructuring of our broadband communications operations in Ireland.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

Our 2006 restructuring charges include $10.8 million related primarily to the cost of terminating certain employees in connection with the integration of our broadband communications operations in Ireland.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The following is a summary of the funded status of the pension plans:

	Year ended December 31,
	2008	2007
	in millions

Projected benefit obligation at beginning of period	$233.0	$193.4
Acquisitions (a)	—	28.8
Service cost	16.4	17.6
Interest cost	9.4	9.0
Actuarial gain	(16.1)	(17.5)
Participants’ contributions	7.9	7.3
Benefits paid	(22.9)	(25.1)
Effect of changes in exchange rates	7.8	18.1
Other	(2.8)	1.4

Projected benefit obligation at end of period	$232.7	$233.0

Accumulated benefit obligation at end of period	$204.5	$220.9

Fair value of plan assets at beginning of period	$192.7	$145.3
Acquisitions (a)	—	27.6
Actual earnings (loss) of plan assets	(32.2)	2.9
Group contributions	17.1	15.8
Participants’ contributions	7.9	7.3
Benefits paid	(22.4)	(20.6)
Effect of changes in exchange rates	7.0	14.4

Fair value of plan assets at end of period	$170.1	$192.7

Net liability (b)	$62.6	$40.3

(a)	The 2007 amount primarily relates to Telenet.

(b)	The net liability related to our defined benefit pension plans is included in other long-term liabilities in our consolidated balance sheets.

The change in the amount of net actuarial gain not yet recognized as a component of net periodic pension costs in our consolidated statements of operations is as follows:

	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
	in millions

Balance at January 1, 2007	$8.5	$(0.9)	$7.6
Change in net actuarial gain	12.8	(0.2)	12.6
Amount recognized as a component of net loss	(0.3)	—	(0.3)

Balance at December 31, 2007	21.0	(1.1)	19.9
Change in net actuarial gain	(23.0)	0.8	(22.2)
Amount recognized as a component of net loss	(0.2)	—	(0.2)

Balance at December 31, 2008	$(2.2)	$(0.3)	$(2.5)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

We expect that the amount of net actuarial gain or loss to be recognized in our 2009 consolidated statement of operations will not be significant.

Actuarial Assumptions

The measurement date used to determine pension plan assumptions was December 31 for each of 2008 and 2007. The actuarial assumptions used to compute the net periodic pension cost are based on information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the subsidiaries must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets and expected future cost increases.

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

The weighted average assumptions used in determining benefit obligations are as follows:

	December 31,
	2008	2007

Expected rate of salary increase	2.32%	2.37%
Discount rate	3.85%	4.03%
Return on plan assets	4.71%	4.74%

The components of net periodic pension cost recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2008	2007
	in millions

Service cost	$16.4	$17.6
Interest cost	9.4	9.0
Expected return on plan assets	(9.3)	(9.6)
Other	(2.9)	1.1

Net periodic pension cost	$13.6	$18.1

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The weighted average asset mix of the funded plans is as follows:

	December 31,
	2008	2007

Debt securities	39%	32%
Equity securities	22%	30%
Guarantee investment contracts	19%	18%
Real estate	8%	7%
Other	12%	13%

	100%	100%

The weighted average target asset mix established for the funded plans is as follows:

Debt securities	40%
Equity securities	22%
Guarantee investment contracts	19%
Real estate	7%
Other	12%

100%

Our subsidiaries’ contributions to their respective pension plans in 2009 are expected to aggregate $18.8 million. As of December 31, 2008, the expected benefits to be paid during the next ten years with respect to our defined benefit pension plans are as follows (in millions):

2009	$17.1
2010	$7.9
2011	$8.2
2012	$8.4
2013	$9.2
2014 — 2018	$56.9

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(19)	Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on securities classified as available-for-sale, unrealized gains and losses on cash flow hedges and pension related adjustments. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign		Unrealized		Accumulated
	currency	Unrealized	gains (losses)		other
	translation	gains (losses)	on cash	Pension related	comprehensive
	adjustments	on securities	flow hedges	adjustments	earnings (loss)
	in millions

Balance at January 1, 2006	$(287.7)	$20.0	$4.8	$—	$(262.9)
Other comprehensive earnings (loss)	406.8	19.5	(1.2)	—	425.1
Adjustment to initially adopt SFAS 158, net of taxes (note 3)	—	—	—	7.6	7.6

Balance at December 31, 2006	119.1	39.5	3.6	7.6	169.8
Other comprehensive earnings (loss)	686.8	(3.7)	(6.7)	12.3	688.7

Balance at December 31, 2007	$805.9	$35.8	$(3.1)	$19.9	$858.5
Accounting change (note 2)	(3.7)	(35.8)	—	—	(39.5)
Other comprehensive earnings (loss)	344.7	—	(0.3)	(22.4)	322.0

Balance at December 31, 2008	$1,146.9	$—	$(3.4)	$(2.5)	$1,141.0

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The components of other comprehensive earnings (loss) are reflected in our consolidated statements of comprehensive earnings (loss), net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Before-tax	Tax benefit	Net-of-tax
	amount	(expense)	amount
	in millions

Year ended December 31, 2006:
Foreign currency translation adjustments	$404.7	$2.1	$406.8
Unrealized gains on securities	30.5	(11.0)	19.5
Unrealized losses on cash flow hedges	(1.2)	—	(1.2)

Other comprehensive earnings	$434.0	$(8.9)	$425.1

Year ended December 31, 2007:
Foreign currency translation adjustments	$693.2	$(6.4)	$686.8
Unrealized losses on securities	(5.9)	2.2	(3.7)
Unrealized losses on cash flow hedges	(10.9)	4.2	(6.7)
Pension related adjustments	12.3	—	12.3

Other comprehensive earnings	$688.7	$—	$688.7

Year ended December 31, 2008:
Foreign currency translation adjustments	$349.9	$(5.2)	$344.7
Unrealized losses on cash flow hedges	(1.0)	0.7	(0.3)
Pension related adjustments	(23.2)	0.8	(22.4)

Other comprehensive earnings	$325.7	$(3.7)	$322.0

(20)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. We expect that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. As of December 31, 2008, the U.S. dollar equivalents (based on December 31, 2008 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during:
	2009	2010	2011	2012	2013	Thereafter	Total
	in millions

Operating leases	$208.3	$114.3	$72.3	$49.4	$31.8	$105.9	$582.0
Programming, satellite and other purchase obligations	321.1	103.3	23.0	10.9	3.3	10.7	472.3
Other commitments	80.6	67.0	62.3	57.8	56.3	1,377.1	1,701.1

	$610.0	$284.6	$157.6	$118.1	$91.4	$1,493.7	$2,755.4

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, including our obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Rental expense under non-cancelable operating lease arrangements amounted to $200.4 million, $180.1 million and $150.4 million in 2008, 2007 and 2006, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense for matching contributions under the various defined contribution employee benefit plans was $31.0 million, $27.4 million and $20.2 million in 2008, 2007 and 2006, respectively.

Contingent Obligations

In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of this put right at December 31, 2008 was a liability of $17.2 million.

The minority owner of Chello Central Europe Zrt (formerly Sport 1 Holding Zrt) (Chello Central Europe), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Chello Central Europe to one of our subsidiaries each year between January 1 and January 31. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the fair value of the minority owner’s interest in Chello Central Europe. In the event the fair value of Chello Central Europe on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After this three-month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at December 31, 2008. In addition to our 85.7% common stock interest in Liberty Jupiter, we also own Liberty Jupiter preferred stock with an aggregate liquidation value of $161.9 million at December 31, 2008. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal is not dismissed by the Dutch Supreme Court.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. Oral pleadings in this appeal have been scheduled for April 17, 2009.

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

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. On December 26, 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, lodged summary proceedings with the President of the Court of First Instance of Antwerp with a view to obtaining a provisional injunction preventing the PICs from effecting the agreement-in-principle. Belgacom’s claim is based on the allegation that the PICs should have organized a market consultation prior to entering into the agreement-in-principle. The PICs are challenging this allegation, and Telenet intervened in this litigation in order to protect its interests. Belgacom also initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. On March 11, 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom and, accordingly, ordered the PICs to refrain from any act implementing the agreement-in-principle pending the procedure on the merits. The PICs and Telenet appealed the March 11, 2008 ruling and on June 4, 2008 the Court of Appeal of Antwerp ruled in their favor, reversing the decision in summary proceedings to suspend the agreement-in-principle. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. The civil claim on the merits is still pending and the final judgment is expected to take more than one year.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Belgacom also initiated a suspension and annulment procedure before the Council of State against the June 28, 2008 Board resolutions of the PICs approving the 2008 PICs Agreement. On November 27, 2008, the Council of State ruled in favor of the PICs and Telenet in the suspension procedure. The final judgment in the annulment case is expected to take more than one year. The Council of State may decide to join this case with the other annulment case and treat them simultaneously.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, as discussed in note 4.

The Netherlands Regulatory Developments — As part of the process of implementing certain directives promulgated by the European Union (EU) in 2003, the Dutch national regulatory authority (OPTA) analyzed the eighteen markets that were predefined in the EU Commission’s Recommendation on Relevant Markets at that time to determine if any operator or service provider has “Significant Market Power” within the meaning of the EU directives. All providers of call termination on fixed networks in the Netherlands have been found to have Significant Market Power, including our subsidiary UPC Nederland BV (UPC NL). College van Beroep voor het bedrijfsleven (CBb), the administrative supreme court, annulled on May 11, 2007, the Significant Market Power designation of UPC NL in this market with the consequence that there were no legal grounds for imposing obligations. OPTA published an amended decision effective May 6, 2008, which imposed all previous obligations regarding access, transparency and tariff regulation and included a non-discrimination obligation. UPC NL has challenged this decision at CBb, which appeal is still pending. In December 2008, OPTA completed further market analyses, including a new decision on call termination for UPC NL. This decision became effective January 1, 2009, requiring UPC NL to reduce its call termination rates.

In relation to television services, in its first round analysis, OPTA found UPC NL, our Dutch subsidiary, to have Significant Market Power in the market for wholesale broadcasting transmission services, which was on the original but not the current list of predefined markets, and in an additional market not on either list relating to the retail transmission of radio and television signals. The OPTA decision with respect to the wholesale market imposed various obligations on UPC NL, including the obligation to provide access to content providers and packagers that seek to distribute content over UPC NL’s network using their own conditional access platforms. OPTA’s revised decision in relation to the wholesale market, which was issued after an initial successful appeal by UPC NL but imposed substantially the same obligations as the initial decision, will expire on March 17, 2009. The OPTA decision with respect to the retail market expired on March 17, 2007.

On August 5, 2008, OPTA issued a draft decision on its second round market analysis with respect to television services, again finding UPC NL, as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision is expected to become effective on March 17, 2009. The new market analysis decision, once effective, will impose on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC NL, will have a number of additional access obligations.

The access obligations consist of (i) access to capacity for the transmission of the television signal (both analog and digital), (ii) resale of the analog television signal and, in conjunction with any such resale, the provision of customer connection, and (iii) access to UPC NL’s digital conditional access system, including access to its

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

operational supporting systems and co-location. OPTA has stated that any operator with its own infrastructure, such as Royal KPN NV, the incumbent telecommunications operator in the Netherlands, will not be allowed to resell the analog television signal or avail itself of access to UPC NL’s digital platform.

The resale obligation will enable third parties to take over the customer relationship as far as the analog television signal is concerned. The decision includes the possibility for resale of an analog package that is not identical to the analog packages offered by UPC NL. Potential resellers will need to negotiate the relevant copyrights directly with program providers in order to resell the identical or almost identical analog television signals. In case of non-identical resale, the decision imposes a number of preconditions, including that the reseller must bear the costs of filtering and that OPTA will determine the reasonableness of such request on a case by case basis.

In respect of transmission of the analog television signal, a number of preconditions were established to ensure that such transmission will not cause unreasonable use of scarce capacity. A request for transmission of analog signals that are not included in UPC NL’s analog television package, as well as parallel transmission of analog signals that are already part of the analog package, will in principle be deemed unreasonable.

Regarding digital, the new market analysis decision requires UPC NL to enable providers of digital television signals to supply their digital signals using their own or UPC NL’s digital conditional access system. This allows the third parties to have their own customer relationship for those digital television signals and, to bundle their offer with the resale of the analog television signal.

Pricing of the wholesale offer for analog and digital transmission capacity will be at cost-oriented prices. Pricing of the wholesale offer for resale of the analog package, including access to UPC NL’s transmission platform for purposes of resale, will be based on a discount to UPC NL’s retail rates, at a level to be determined by OPTA and, if no retail offer of UPC NL is available, on cost-oriented basis. Both access obligations come with the obligation to provide access to the relevant network elements and facilities, including set-top boxes, co-location, software systems and operational supporting systems, at cost-oriented prices if no relevant retail tariff is available to define the retail minus tariff.

UPC NL will also be required to make its tariffs publicly available on a rate card. Furthermore, UPC NL will not be allowed to discriminate between third parties and its own retail business in making these services available. This includes for example a prohibition on offering loyalty discounts to its own customers.

We believe that the proposed measures are unnecessary and disproportionate and are evaluating our legal options. Pending the outcome of any legal action UPC NL may determine to take, it will be required to comply with the decision.

Chilean Antitrust Matter — On December 12, 2006, Liberty Media, the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Other Regulatory Issues — Video distribution, broadband internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming services. At December 31, 2008, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in minority interests in earnings of subsidiaries, net, in our consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Year ended December 31,
	2008		2007		2006
		Operating		Operating		Operating
		cash		cash		cash
	Revenue	flow	Revenue	flow	Revenue	flow
	in millions

Performance Measures
UPC Broadband Division:
The Netherlands	$1,181.1	$681.4	$1,060.6	$556.5	$923.9	$451.9
Switzerland	1,017.0	541.8	873.9	419.3	771.8	353.7
Austria	538.0	272.7	503.1	237.5	420.0	195.7
Ireland	355.8	143.0	307.2	104.7	262.6	79.9

Total Western Europe	3,091.9	1,638.9	2,744.8	1,318.0	2,378.3	1,081.2

Hungary	405.9	211.7	377.1	189.9	307.1	145.3
Other Central and Eastern Europe	949.9	490.7	806.1	404.0	574.0	264.4

Total Central and Eastern Europe	1,355.8	702.4	1,183.2	593.9	881.1	409.7

Central and corporate operations	10.5	(235.0)	11.1	(237.8)	17.9	(206.2)

Total UPC Broadband Division	4,458.2	2,106.3	3,939.1	1,674.1	3,277.3	1,284.7
Telenet (Belgium)	1,509.0	726.6	1,291.3	597.1	43.8	24.1
J:COM (Japan)	2,854.2	1,191.0	2,249.5	911.6	1,902.7	738.6
VTR (Chile)	713.9	295.5	634.9	249.2	558.9	198.5
Corporate and other	1,110.7	213.7	975.7	135.8	772.3	90.3
Intersegment eliminations	(84.9)	—	(87.2)	—	(71.1)	—

Total consolidated LGI	$10,561.1	$4,533.1	$9,003.3	$3,567.8	$6,483.9	$2,336.2

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes, minority interests and discontinued operations:

	Year ended December 31,
	2008	2007	2006
	in millions

Total segment operating cash flow	$4,533.1	$3,567.8	$2,336.2
Stock-based compensation expense	(153.5)	(193.4)	(70.0)
Depreciation and amortization	(2,857.7)	(2,493.1)	(1,884.7)
Provisions for litigation	—	(171.0)	—
Impairment, restructuring and other operating charges, net	(158.5)	(43.5)	(29.2)

Operating income	1,363.4	666.8	352.3
Interest expense	(1,147.4)	(982.1)	(673.4)
Interest and dividend income	91.8	115.3	85.4
Share of results of affiliates, net	5.4	33.7	13.0
Realized and unrealized gains (losses) on derivative instruments, net	78.9	72.4	(264.8)
Foreign currency transaction gains (losses), net	(552.1)	109.4	299.5
Unrealized losses due to changes in fair values of certain investments and debt, net	(7.0)	(200.0)	(146.2)
Other-than-temporary declines in fair values of investments	—	(212.6)	(13.8)
Losses on extinguishment of debt, net	—	(112.1)	(40.8)
Gains on disposition of assets, net	—	557.6	206.4
Other income, net	—	1.3	12.2

Earnings (loss) before income taxes, minority interests and discontinued operations	$(167.0)	$49.7	$(170.2)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Investments in affiliates		Long-lived assets		Total assets
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
	in millions

UPC Broadband Division:
The Netherlands	$—	$—	$2,706.2	$3,009.6	$2,719.9	$3,101.6
Switzerland	—	31.1	4,319.0	4,088.9	4,710.7	4,441.2
Austria	—	—	1,317.0	1,355.4	1,357.2	1,410.2
Ireland	—	—	751.6	759.4	782.0	801.4

Total Western Europe	—	31.1	9,093.8	9,213.3	9,569.8	9,754.4

Hungary	—	—	792.3	860.7	836.5	914.6
Other Central and Eastern Europe	—	—	2,038.4	2,328.9	2,153.0	2,459.4

Total Central and Eastern Europe	—	—	2,830.7	3,189.6	2,989.5	3,374.0

Central and corporate operations	—	—	255.4	283.9	2,207.1	2,577.2

Total UPC Broadband Division	—	31.1	12,179.9	12,686.8	14,766.4	15,705.6
Telenet (Belgium)	—	—	5,031.2	4,632.2	5,396.8	5,127.2
J:COM (Japan)	147.2	174.5	8,195.1	6,013.6	9,180.2	6,808.6
VTR (Chile)	4.4	2.4	938.6	1,134.8	1,176.6	1,483.5
Corporate and other	38.1	180.6	1,424.0	1,456.5	3,466.1	3,493.7

Total consolidated LGI	$189.7	$388.6	$27,768.8	$25,923.9	$33,986.1	$32,618.6

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments are set forth below:

	Year ended December 31,
	2008	2007	2006
	in millions

UPC Broadband Division:
The Netherlands	$229.4	$201.6	$197.1
Switzerland	246.8	210.9	178.8
Austria	109.7	76.9	52.0
Ireland	109.6	127.9	79.4

Total Western Europe	695.5	617.3	507.3

Hungary	109.3	68.4	73.5
Other Central and Eastern Europe	325.0	236.1	145.0

Total Central and Eastern Europe	434.3	304.5	218.5

Central and corporate operations	134.8	147.0	96.3

Total UPC Broadband Division	1,264.6	1,068.8	822.1
Telenet (Belgium)	326.2	237.6	4.5
J:COM (Japan)	460.7	395.5	416.7
VTR (Chile)	181.7	157.7	138.2
Corporate and other	141.8	174.9	126.4

Total consolidated LGI	$2,375.0	$2,034.5	$1,507.9

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2008	2007	2006
	in millions

Subscription revenue (a):
Video	$4,953.4	$4,331.8	$3,399.2
Broadband internet	2,497.0	2,066.9	1,312.2
Telephony	1,402.4	1,166.0	790.6

Total subscription revenue	8,852.8	7,564.7	5,502.0
Other revenue (b)	1,793.2	1,525.8	1,053.0
Intersegment eliminations	(84.9)	(87.2)	(71.1)

Total consolidated LGI	$10,561.1	$9,003.3	$6,483.9

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the individual service’s price on a stand-alone basis. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2008	2007	2006
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$1,181.1	$1,060.6	$923.9
Switzerland	1,017.0	873.9	771.8
Austria	538.0	503.1	420.0
Ireland	355.8	307.2	262.6
Hungary	405.9	377.1	307.1
Romania	213.4	237.2	187.4
Poland	312.8	229.3	169.7
Czech Republic	284.3	226.8	137.9
Slovakia	76.0	62.1	48.8
Slovenia	63.4	50.7	30.2
Central and corporate operations (a)	10.5	11.1	17.9

Total UPC Broadband Division	4,458.2	3,939.1	3,277.3
Belgium	1,509.0	1,291.3	43.8
Chellomedia (b)	439.3	361.5	254.8

Total Europe	6,406.5	5,591.9	3,575.9

Japan	2,854.2	2,249.5	1,902.7

The Americas:
Chile	713.9	634.9	558.9
Other (c)	136.7	139.7	140.9

Total — The Americas	850.6	774.6	699.8

Australia	534.7	474.5	376.6

Intersegment eliminations	(84.9)	(87.2)	(71.1)

Total consolidated LGI	$10,561.1	$9,003.3	$6,483.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2008	2007
	in millions

Europe:
UPC Broadband Division:
The Netherlands	$2,706.2	$3,009.6
Switzerland	4,319.0	4,088.9
Austria	1,317.0	1,355.4
Ireland	751.6	759.4
Hungary	792.3	860.7
Romania	436.9	690.4
Poland	374.1	416.1
Czech Republic	900.3	921.7
Slovakia	156.1	139.9
Slovenia	171.0	160.8
Central and corporate operations (a)	255.4	283.9

Total UPC Broadband Division	12,179.9	12,686.8
Belgium	5,031.2	4,632.2
Chellomedia (b)	496.8	494.7

Total Europe	17,707.9	17,813.7

Japan	8,195.1	6,013.6

The Americas:
U.S. (c)	67.0	91.2
Chile	938.6	1,134.8
Other (d)	379.9	380.6

Total — The Americas	1,385.5	1,606.6

Australia	480.3	490.0

Total consolidated LGI	$27,768.8	$25,923.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Spain, Hungary and other European countries.

(c)	Primarily represents the assets of our corporate category.

(d)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006 — (Continued)

(22)	Quarterly Financial Information (Unaudited)

	2008
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$2,611.0	$2,729.9	$2,649.7	$2,570.5

Operating income	$357.8	$364.5	$412.8	$228.3

Net earnings (loss)	$(155.6)	$428.2	$(308.9)	$(752.6)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 3)	$(0.45)	$1.33	$(1.01)	$(2.60)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 3)	$(0.45)	$1.11	$(1.01)	$(2.60)

	2007
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$2,106.0	$2,180.6	$2,255.3	$2,461.4

Operating income	$181.8	$210.2	$86.8	$188.0

Net earnings (loss)	$(136.1)	$(129.7)	$40.4	$(197.2)

Basic earnings (loss) per share — Series A, Series B and Series C common stock (note 3)	$(0.35)	$(0.34)	$0.11	$(0.54)

Diluted earnings (loss) per share — Series A, Series B and Series C common stock (note 3)	$(0.35)	$(0.34)	$0.10	$(0.54)

PART III

Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2009.

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

We intend to file our definitive proxy statement for our 2009 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2009.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

			Number of
			securities
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights (1)(2)	and rights (1)(2)	first column)

Equity compensation plans approved by security holders:
Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (3)
LGI Series A common stock	5,191,917	$28.13	30,495,893
LGI Series B common stock	1,568,562	$20.10
LGI Series C common stock	6,801,630	$24.62
Liberty Global, Inc. 2005 Non-employee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (4)(5)
LGI Series A common stock	267,576	$28.57	9,395,091
LGI Series B common stock	—	$—
LGI Series C common stock	267,576	$27.17
Liberty Media International, Inc. Transitional Stock Adjustment Plan (5)(6)
LGI Series A common stock	292,096	$17.52	—
LGI Series B common stock	1,498,154	$19.92
LGI Series C common stock	1,744,561	$17.88
UGC Plans (7)
LGI Series A common stock	3,642,536	$16.45	—
LGI Series B common stock	—	$—
LGI Series C common stock	3,532,542	$15.86
Equity compensation plans not approved by security holders:
None	—		—

Totals
LGI Series A common stock	9,394,125		39,890,984

LGI Series B common stock	3,066,716

LGI Series C common stock	12,346,309

(1)	This table includes stock appreciation rights (SARs) with respect to 3,958,980 and 3,993,297 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of

III-2

LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2008 and excluding any related tax effects, 266,273 and 275,301 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2008. For further information, see note 14 to our consolidated financial statements.

(2)	In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards with respect to LGI common stock.

(3)	The incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2008, an aggregate of 30,495,893 shares of common stock were available for issuance pursuant to the incentive plan before considering any shares that might be issued in satisfaction of our obligations under the LGI Performance Plans. No more than 23,372,168 of such shares may consist of LGI Series B shares. For information concerning the LGI Performance Plans, see note 14 to our consolidated financial statements.

(4)	The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than 5 million shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2008, an aggregate of 9,395,091 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than 5 million shares may consist of LGI Series B shares).

(5)	Prior to LGI International’s spin off from Liberty Media, Liberty Media approved each of the non-employee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LGI International.

(6)	The transitional plan was adopted in connection with LGI International’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(7)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in the LGI Combination. No additional awards will be made under these plans.

III-3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-62 of this Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 24, 2005 (File No. 000-51360)).
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding BV (UPC Broadband Holding), as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 10.41 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, amending and restating the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006 (File No. 000-51360)).
4.7	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2006 (File No. 000-5160)).
4.8	Additional Facility M Accession Agreement, dated April 12, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).

4.9	Additional Facility M Accession Agreement, dated April 13, 2007, among UPC Broadband Holding, UPC Financing (as Borrowers), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.10	Amendment Letter, dated April 16, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.11	Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).
4.12	Additional Facility N Accession Agreement, dated May 11, 2007 among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).
4.13	Additional Facility M Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.14	Additional Facility N Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
4.15	Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 000-51360)).
4.16	Additional Facility Accession Agreement dated September 9, 2008, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).
4.17	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007, and October 8, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 10, 2007 (File No. 000-51360)).

4.18	Amendment Letter dated November 19, 2007, among Telenet Bidco NV, Telenet NV, UPC Belgium NV and BNP Paribas S.A., to the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2007 (File No. 000-51360)).
4.19	Letter dated May 7, 2008 from Telenet Bidco NV to BNP Paribas S.A. as Facility Agent which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 28, 2008 (File No. 000-51360)).
4.20	Letter dated May 7, 2008 from BNP Paribas S.A. as Facility Agent to Telenet Bidco NV, which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K/A filed May 28, 2008 (File No. 000-51360)).
4.21	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 7, 2008 10-Q).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 19, 2005 (File No. 000-51360).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.6	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LGI international, Inc., fka Liberty Media International, Inc., the predecessor issuer to the Registrant (LGI International)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LGI International’s common stock filed July 14, 2004 (File No. 005-79904)).
10.7	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.8	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).
10.9	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.10	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed August 11, 2006 (File No. 000-51360).
10.11	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008 (File No. 000-51360) (the August 5, 2008 10-Q)).

10.12	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.1 to the August 5, 2008 10-Q).
10.13	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.14	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.15	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.16	Form of Verification of Incentive Award Terms under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the August 5, 2008 10-Q).
10.17	Liberty Global, Inc. 2008 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 26, 2008 (File No. 000-51360)).
10.18	Liberty Global, Inc. 2007 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2007 (File No. 000-51360)).
10.19	Deferred Compensation Plan (adopted Effective December 15, 2008).*
10.20	Form of Deferral Election Form under the Deferred Compensation Plan.*
10.21	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LGI International’s Registration Statement on Form S-8 filed June 23, 2004 (File No. 333-116790)).
10.22	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.23	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.24	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).
10.25	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC Annual Report on Form 10-K filed March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K)).
10.26	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2005 (File No. 000-51360)).
10.27	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.28	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director (incorporated by reference to Exhibit 10.22 to the 2006 10-K).
10.29	Notice to Holders of United Chile Synthetic Options, Right to Amend Grant Agreement dated December 16, 2008 with Amendment Election Form.*

10.30	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.31	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).
10.32	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2005 (File No. 000-51360)).
10.33	Form of Termination Agreement relating to Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.3 to the August 5, 2008 10-Q).
10.34	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.35	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.36	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.37	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.38	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe N.V.), Registrant (as assignee of UGC) and Gene Musselman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2008 (File No. 000-51360)).
10.39	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007 (the November 8, 2007 10-Q)).
10.40	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.41	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.42	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 4, 2006 (File No. 000-51360)).
10.43	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 (the August 9, 2007 10-Q)).
10.44	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).
10.45	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed February 26, 2008 (the 2008 10-K))
10.46	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan (incorporated by reference to Exhibit 10.40 to the 2008 10-K).

10.47	Second Amended and Restated Stockholders’ Agreement, dated as of August 14, 2007, among the Registrant, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 7 thereof, LGI International, Inc. and Liberty Media International Holdings, LLC, (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report Form 10-Q filed November 8, 2007 (File No. 000-51360)).
10.48	Amended and Restated Operating Agreement, dated November 26, 2004 (the Operating Agreement), among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and solely with respect to certain provisions thereof, the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.27 of LGI International’s Annual Report on Form 10-K filed March 14, 2005 (File No. 0000-50671)).
10.49	First Amendment dated as of May 22, 2007, to the Operating Agreement, among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to certain provisions thereof, the Registrant (incorporated by reference to Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.50	Preemptive Rights Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.51 to the 2008 10-K).
10.51	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.52 to the 2008 10-K).
10.52	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and Paul Gould (incorporated by reference to Exhibit 10.53 to the 2008 10-K).
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba*
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Global, Inc.

Dated: February 23, 2009

By	/s/ Elizabeth M. Markowski
Elizabeth M. Markowski
Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	February 23, 2009
/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	February 23, 2009
/s/ John P. Cole John P. Cole	Director	February 23, 2009
/s/ John W. Dick John W. Dick	Director	February 23, 2009
/s/ Paul A. Gould Paul A. Gould	Director	February 23, 2009
/s/ Richard R. Green Richard R. Green	Director	February 23, 2009
/s/ David E. Rapley David E. Rapley	Director	February 23, 2009
/s/ Larry E. Romrell Larry E. Romrell	Director	February 23, 2009
/s/ J. C. Sparkman J. C. Sparkman	Director	February 23, 2009
/s/ J. David Wargo J. David Wargo	Director	February 23, 2009
/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	February 23, 2009
/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	February 23, 2009

LIBERTY GLOBAL, INC.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2008	2007
	in millions

ASSETS
Current assets:
Cash and cash equivalents	$0.1	$62.0
Deferred income taxes	20.0	—
Other current assets	1.9	0.2

Total current assets	22.0	62.2

Investments in consolidated subsidiaries, including intercompany balances	3,523.8	5,901.0
Property and equipment, at cost	2.3	1.6
Accumulated depreciation	(1.0)	(0.5)

Property and equipment, net	1.3	1.1
Deferred income taxes	73.0	58.4
Other assets, net	—	3.0

Total assets	$3,620.1	$6,025.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10.5	$66.0
Accrued stock-based compensation	113.3	—
Accrued liabilities and other	11.9	15.4

Total current liabilities	135.7	81.4
Accrued stock-based compensation	89.3	108.2
Other long-term liabilities	2.1	—

Total liabilities	227.1	189.6

Commitments and contingencies

Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 136,334,241 and 174,687,478 shares, respectively	1.4	1.7
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,191,210 and 7,256,353 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 137,703,628 and 172,129,524 shares, respectively	1.4	1.7
Additional paid-in capital	4,124.0	6,293.2
Accumulated deficit	(1,874.9)	(1,319.1)
Accumulated other comprehensive earnings, net of taxes	1,141.0	858.5

Total stockholders’ equity	3,393.0	5,836.1

Total liabilities and stockholders’ equity	$3,620.1	$6,025.7

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,
	2008	2007	2006
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$126.8	$128.6	$66.4
Depreciation and amortization	0.4	0.3	0.2

Operating loss	(127.2)	(128.9)	(66.6)
Other income (expense):
Interest income (expense), net	(1.4)	(4.7)	0.3
Other income (expense), net	(0.2)	—	0.1

	(1.6)	(4.7)	0.4

Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(128.8)	(133.6)	(66.2)
Equity in earnings (losses) of consolidated subsidiaries, net	(702.6)	(337.9)	752.4
Income tax benefit	42.5	48.9	20.0

Net earnings (loss)	$(788.9)	$(422.6)	$706.2

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,
	2008	2007	2006
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(788.9)	$(422.6)	$706.2
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	702.6	337.9	(752.4)
Stock-based compensation	69.8	75.1	27.6
Amortization of deferred financing costs	0.8	0.6	—
Depreciation and amortization	0.4	0.3	0.2
Deferred income tax expense (benefit)	(34.6)	(22.5)	3.6
Changes in operating assets and liabilities:
Receivables and other operating assets	(1.6)	3.0	(2.4)
Payables and accruals	(56.7)	66.8	(15.6)

Net cash provided (used) by operating activities	(108.2)	38.6	(32.8)

Cash flows from investing activities:
Net distributions and advances received from subsidiaries and affiliates	2,300.8	1,760.9	1,789.4
Capital expended for property and equipment	(0.6)	(0.4)	(0.8)

Net cash provided by investing activities	2,300.2	1,760.5	1,788.6

Cash flows from financing activities:
Repurchase of common stock	(2,271.8)	(1,796.8)	(1,756.9)
Borrowings of debt	215.0	—	—
Repayments of debt	(215.0)	—	—
Proceeds from issuance of LGI common stock upon exercise of stock options	17.9	42.9	17.5
Other financing activities, net	—	(3.5)	—

Net cash used by financing activities	(2,253.9)	(1,757.4)	(1,739.4)

Net increase (decrease) in cash and cash equivalents	(61.9)	41.7	16.4
Cash and cash equivalents:
Beginning of period	62.0	20.3	3.9

End of period	$0.1	$62.0	$20.3

LIBERTY GLOBAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts
					Foreign
	Balance at	Additions			currency	Balance at
	beginning	to costs		Deductions	translation	end of
	of period	and expenses	Acquisitions	or write-offs	adjustments	period
	in millions

Year ended December 31:
2006	$73.6	46.0	2.4	(50.4)	4.9	$76.5
2007	$76.5	73.6	23.7	(57.9)	9.5	$125.4
2008	$125.4	82.9	0.5	(53.6)	(10.6)	$144.6

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

Exhibit Index

3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).
4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 24, 2005 (File No. 000-51360)).
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding BV (UPC Broadband Holding), as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 10.41 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).
4.5	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC, as Facility Agent, and TD Bank Europe Limited, as Existing Security Agent, amending and restating the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006) (File No. 000-51360)).
4.6	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding, as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility L Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006 (File No. 000-51360)).
4.7	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2006 (File No. 000-5160)).
4.8	Additional Facility M Accession Agreement, dated April 12, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 000-51360) (the Facility M 8-K)).

4.9	Additional Facility M Accession Agreement, dated April 13, 2007, among UPC Broadband Holding, UPC Financing (as Borrowers), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facility M 8-K).
4.10	Amendment Letter, dated April 16, 2007, among UPC Broadband Holding and UPC Financing, as Borrowers, the guarantors listed therein, and Toronto Dominion (Texas) LLC, as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Facility M 8-K).
4.11	Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).
4.12	Additional Facility N Accession Agreement, dated May 11, 2007 among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).
4.13	Additional Facility M Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the Facilities M&N 8-K)).
4.14	Additional Facility N Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the Facilities M&N 8-K).
4.15	Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 000-51360)).
4.16	Additional Facility Accession Agreement dated September 9, 2008, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).
4.17	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by a supplemental agreements dated August 22, 2007, September 11, 2007, and October 8, 2007, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, BNP Paribas S.A. as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 10, 2007 (File No. 000-51360)).

4.18	Amendment Letter dated November 19, 2007, among Telenet Bidco NV, Telenet NV, UPC Belgium NV and BNP Paribas S.A., to the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2007 (File No. 000-51360)).
4.19	Letter dated May 7, 2008 from Telenet Bidco NV to BNP Paribas S.A. as Facility Agent which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 28, 2008 (File No. 000-51360)).
4.20	Letter dated May 7, 2008 from BNP Paribas S.A. as Facility Agent to Telenet Bidco NV, which amends the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K/A filed May 28, 2008 (File No. 000-51360)).
4.21	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 — Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).
10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 7, 2008 10-Q).
10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 19, 2005 (File No. 000-51360).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.6	Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (as assignee of LGI international, Inc., fka Liberty Media International, Inc., the predecessor issuer to the Registrant (LGI International)) under the Incentive Plan (the Malone Award Agreement) (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/A (Amendment No. 1) with respect to LGI International’s common stock filed July 14, 2004 (File No. 005-79904)).
10.7	Form of Amendment to the Malone Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 27, 2005 (File No. 000-51360) (the 409A 8-K)).
10.8	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).
10.9	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).
10.10	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed August 11, 2006 (File No. 000-51360 )).
10.11	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008 (File No. 000-51360) (the August 5, 2008 10-Q)).

10.12	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.1 to the August 5, 2008 10-Q).
10.13	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective June 7, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2006 (File No. 000-51360) (the June 2006 8-K)).
10.14	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the May 10, 2007 10-Q).
10.15	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).
10.16	Form of Verification of Incentive Award Terms under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the August 5, 2008 10-Q).
10.17	Liberty Global, Inc. 2008 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.026) of the Registrant’s Current Report on Form 8-K filed February 26, 2008 (File No. 000-51360)).
10.18	Liberty Global, Inc. 2007 Annual Bonus Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2007 (File No. 000-51360)).
10.19	Deferred Compensation Plan (adopted Effective December 15, 2008).*
10.20	Form of Deferral Election Form under the Deferred Compensation Plan.*
10.21	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 4.5 to LGI International’s Registration Statement on Form S-8 filed June 23, 2004 (File No. 333-116790)).
10.22	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the 409A 8-K).
10.23	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the 409A 8-K).
10.24	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).
10.25	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.6 to the UGC Annual Report on Form 10-K filed March 15, 2004 (File No. 000-49658) (the UGC 2003 10-K)).
10.26	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2005 (File No. 000-51360)).
10.27	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.28	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers and a director (incorporated by reference to Exhibit 10.22 to the 2006 10-K).
10.29	Notice to Holders of United Chile Synthetic Options, Right to Amend Grant Agreement dated December 16, 2008 with Amendment Election Form.*
10.30	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).
10.31	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).

10.32	Personal Usage of Aircraft Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2005 (File No. 000-51360)).
10.33	Form of Termination Agreement relating to Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.3 to the August 5, 2008 10-Q).
10.34	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.15 to the UGC 2004 10-K).
10.35	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV, now known as Liberty Global Europe NV (Liberty Global Europe), and Gene Musselman (incorporated by reference to Exhibit 10.27 to the UGC 2003 10-K).
10.36	Addendum to Employment Agreement, dated as of September 3, 2003, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.28 to the UGC 2003 10-K).
10.37	Contract Extension Letter, dated November 2, 2005, among UGC, Liberty Global Europe and Gene Musselman (incorporated by reference to Exhibit 10.26 to the 2005 10-K).
10.38	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe N.V.), Registrant (as assignee of UGC) and Gene Musselman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2008 (File No. 000-51360)).
10.39	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007 (the November 8, 2007 10-Q)).
10.40	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.41	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.42	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 4, 2006 (File No. 000-51360)).
10.43	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 (the August 9, 2007 10-Q)).
10.44	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).
10.45	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed February 26, 2008 (the 2008 10-K))
10.46	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan (incorporated by reference to Exhibit 10.40 to the 2008 10-K).
10.47	Second Amended and Restated Stockholders’ Agreement, dated as of August 14, 2007, among the Registrant, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 7 thereof, LGI International, Inc. and Liberty Media International Holdings, LLC, (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report Form 10-Q filed November 8, 2007 (File No. 000-51360)).

10.48	Amended and Restated Operating Agreement, dated November 26, 2004 (the Operating Agreement), among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and solely with respect to certain provisions thereof, the Registrant (as successor to LGI International) (incorporated by reference to Exhibit 10.27 of LGI International’s Annual Report on Form 10-K filed March 14, 2005 (File No. 0000-50671)).
10.49	First Amendment dated as of May 22, 2007, to the Operating Agreement, among Liberty Japan, Inc., Liberty Japan II, Inc., Liberty Global Japan LLC, fka LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to certain provisions thereof, the Registrant (incorporated by reference to Registrant’s Current Report on Form 8-K filed June 26, 2007 (File No. 000-51360)).
10.50	Preemptive Rights Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.51 to the 2008 10-K).
10.51	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.52 to the 2008 10-K).
10.52	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and Paul Gould (incorporated by reference to Exhibit 10.53 to the 2008 10-K).
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba*
23.3	Consent of KPMG AZSA & Co.*
23.4	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba*
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 — Section 1350 Certification *

*	Filed herewith