Form 10-Q
period 2009-03-31
Liberty Global, Inc.
filed 2009-05-05
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(303) 220-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☑ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐        No  ☑

The number of outstanding shares of Liberty Global, Inc.’s common stock as of May 1, 2009 was:

Series A common stock — 136,345,725 shares;

Series B common stock — 7,191,210 shares; and

Series C common stock — 130,240,107 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,069.5	$1,374.0
Trade receivables, net	746.1	1,002.8
Other receivables, net	46.6	51.8
Deferred income taxes	248.0	280.8
Derivative instruments (note 5)	113.7	193.6
Other current assets	315.2	330.7

Total current assets	2,539.1	3,233.7
Restricted cash (note 8)	470.8	470.8
Investments (note 4)	904.3	979.8
Property and equipment, net (note 7)	11,181.8	12,035.4
Goodwill (note 7)	12,310.9	13,144.7
Intangible assets subject to amortization, net (note 7)	2,146.2	2,405.0
Other assets, net (note 5)	1,728.3	1,716.7

Total assets	$31,281.4	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	March 31, 2009	December 31, 2008
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$682.3	$735.0
Deferred revenue and advance payments from subscribers and others	807.1	918.4
Current portion of debt and capital lease obligations (note 8)	467.6	513.0
Derivative instruments (note 5)	475.8	441.7
Accrued interest	101.6	142.4
Other accrued and current liabilities	1,300.6	1,488.5

Total current liabilities	3,835.0	4,239.0
Long-term debt and capital lease obligations (note 8)	18,788.6	19,993.0
Deferred tax liabilities	869.8	902.7
Other long-term liabilities (note 5)	2,085.9	2,356.7

Total liabilities	25,579.3	27,491.4

Commitments and contingencies (notes 10 and 13)

Equity (note 9):
Liberty Global, Inc. stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 136,345,263 and 136,334,241 shares, respectively	1.4	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,191,210 and 7,191,210 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 130,237,469 and 137,703,628 shares, respectively	1.3	1.4
Additional paid-in capital	4,066.5	4,124.0
Accumulated deficit	(2,173.6)	(1,874.9)
Accumulated other comprehensive earnings, net of taxes	882.4	1,141.0

Total Liberty Global, Inc. stockholders	2,778.1	3,393.0
Noncontrolling interests	2,924.0	3,101.7

Total equity	5,702.1	6,494.7

Total liabilities and equity	$31,281.4	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2009	2008
	in millions, except share and per share amounts

Revenue (note 12)	$2,577.8	$2,611.0

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	982.2	1,022.8
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	491.6	527.8
Depreciation and amortization	698.6	704.1
Impairment, restructuring and other operating charges (credits), net	0.8	(1.5)

	2,173.2	2,253.2

Operating income	404.6	357.8

Non-operating income (expense):
Interest expense (note 12)	(210.2)	(279.6)
Interest and dividend income	21.5	34.8
Realized and unrealized losses on derivative instruments, net (notes 5 and 6)	(147.1)	(335.4)
Foreign currency transaction gains (losses), net	(173.8)	172.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	(20.1)	22.0
Share of results of affiliates, net	2.1	2.5
Other income (expense), net	0.8	(0.4)

	(526.8)	(383.5)

Loss before income taxes	(122.2)	(25.7)
Income tax expense	(121.5)	(100.9)

Net loss	(243.7)	(126.6)
Net earnings attributable to noncontrolling interests	(55.0)	(29.0)

Net loss attributable to Liberty Global, Inc. stockholders	$(298.7)	$(155.6)

Basic and diluted loss per share attributable to Liberty Global, Inc. stockholders — Series A, Series B and Series C common stock (note 11)	$(1.08)	$(0.45)

Weighted average common shares outstanding — basic and diluted	276,242,680	343,774,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended March 31,
	2009	2008
	in millions

Net loss	$(243.7)	$(126.6)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(474.0)	967.7
Other	0.8	(4.0)

Other comprehensive earnings (loss)	(473.2)	963.7

Comprehensive earnings (loss)	(716.9)	837.1
Comprehensive loss (earnings) attributable to noncontrolling interests	159.6	(241.0)

Comprehensive earnings (loss) attributable to Liberty Global, Inc. stockholders	$(557.3)	$596.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Liberty Global, Inc. stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global, Inc. stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net loss	—	—	—	—	(298.7)	—	(298.7)	55.0	(243.7)
Other comprehensive loss, net of taxes	—	—	—	—	—	(258.6)	(258.6)	(214.6)	(473.2)
Repurchase and cancellation of common stock (note 9)	—	—	(0.1)	(109.7)	—	—	(109.8)	—	(109.8)
Stock-based compensation, net of taxes (note 10)	—	—	—	9.7	—	—	9.7	—	9.7
Reclassification of LGI Performance Plans obligation to be settled with Liberty Global, Inc. common stock (note 10)	—	—	—	36.4	—	—	36.4	—	36.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	6.1	—	—	6.1	(18.1)	(12.0)

Balance at March 31, 2009	$1.4	$0.1	$1.3	$4,066.5	$(2,173.6)	$882.4	$2,778.1	$2,924.0	$5,702.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2009	2008
	in millions

Cash flows from operating activities:
Net loss	$(243.7)	$(126.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	25.5	40.3
Depreciation and amortization	698.6	704.1
Impairment, restructuring and other operating charges (credits), net	0.8	(1.5)
Amortization of deferred financing costs and non-cash interest	13.0	10.5
Realized and unrealized losses on derivative instruments, net	147.1	335.4
Foreign currency transaction losses (gains), net	173.8	(172.6)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	20.1	(22.0)
Share of results of affiliates, net	(2.1)	(2.5)
Deferred income tax expense	35.2	54.0
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(164.4)	(171.6)

Net cash provided by operating activities	703.9	647.5

Cash flows from investing activities:
Capital expended for property and equipment	(536.7)	(519.8)
Cash paid in connection with acquisitions, net of cash acquired	(0.7)	(53.9)
Proceeds received upon dispositions of assets	2.4	22.6
Other investing activities, net	1.2	(8.4)

Net cash used by investing activities	(533.8)	(559.5)

Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	(557.5)	(129.2)
Borrowings of debt	312.3	2.7
Repurchase of LGI common stock	(116.5)	(729.7)
Payment of deferred financing costs	(27.5)	(0.9)
Other financing activities, net	(13.3)	7.0

Net cash used by financing activities	(402.5)	(850.1)

Effect of exchange rates on cash	(72.1)	95.3

Net decrease in cash and cash equivalents	(304.5)	(666.8)
Cash and cash equivalents:
Beginning of period	1,374.0	2,035.5

End of period	$1,069.5	$1,368.7

Cash paid for interest	$226.7	$473.2

Net cash paid for taxes	$119.0	$70.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at March 31, 2009 in 15 countries, primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly-owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect controlling ownership interest in Telenet Group Holding NV (Telenet) (50.6% at March 31, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at March 31, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (55.0% at March 31, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 141(R)

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141, Business Combinations, and, among other items, generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree at the acquisition date, at fair values as of that date. The requirements of SFAS 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) also provides that the acquirer shall not adjust the finalized accounting for business combinations, including business combinations completed prior to the effective date of SFAS 141(R), for changes in acquired tax uncertainties or changes in the valuation allowances for acquired deferred tax assets that occur subsequent to the effective date of SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We prospectively adopted the provisions of SFAS 141(R) effective January 1, 2009.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We prospectively adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008. We prospectively adopted the deferred provisions of SFAS 157 effective January 1, 2009.

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also states that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and such adoption resulted in a change in the presentation of minority interests in subsidiaries, which was reclassified to “noncontrolling interests” within equity as of January 1, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We prospectively adopted the provisions of FSP 142-3 on January 1, 2009.

EITF 08-06

In September 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 provides guidance for the accounting of equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. EITF 08-06 includes clarification on the following: (i) transaction costs should be included in the initial carrying value of the equity method investment, (ii) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (iii) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (iv) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. EITF 08-06 is effective on a prospective basis in fiscal years and interim periods beginning on or after December 15, 2008 and early adoption is prohibited. We prospectively adopted EITF 08-06 effective January 1, 2009.

Recent Accounting Pronouncements

FSP 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 clarifies that transaction or quoted prices may not be determinative of fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance with respect to the circumstances that indicate a transaction is not orderly and the resulting ramifications on the fair value measurement for the asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We will adopt FSP 157-4 effective June 30, 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

FSP 107-1

In April 2009, the FASB issued FSP No. 107, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

for interim periods ending after June 15, 2009. We will adopt FSP 107-1 effective June 30, 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

(3)    Acquisitions

Acquisition of Mediatti

Prior to December 25, 2008, Mediatti Communications, Inc. (Mediatti) was 45.5%-owned by Liberty Japan MC, LLC (Liberty Japan MC), our then 95.2%-indirectly-owned subsidiary, 44.7%-owned by affiliates of Olympus Capital (collectively, Olympus) and 9.8%-owned by other third parties. On December 24, 2008, we purchased the remaining 4.8% interest in Liberty Japan MC that we did not already own for ¥615.8 million ($6.8 million at the transaction date). On December 25, 2008, J:COM purchased 100% of the outstanding shares of Mediatti for total cash consideration before direct acquisition costs of ¥28,350.6 million ($310.5 million at the transaction date), of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). The Mediatti valuation process remains open and we expect that the most significant adjustments to the preliminary allocation will involve intangible assets, deferred revenue and deferred income taxes. J:COM acquired Mediatti in order to achieve certain financial, operational and strategic benefits through the integration of Mediatti with J:COM’s existing operations.

Acquisition of Interkabel

Pursuant to an agreement with four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” that was executed on June 28, 2008 (the 2008 PICs Agreement), Telenet acquired from the PICs, effective October 1, 2008, certain cable television assets (Interkabel), including (i) substantially all of the rights that Telenet did not already hold to use the broadband communications network owned by the PICs (the Telenet PICs Network) and (ii) the analog and digital television activities of the PICs, including the entire subscriber base (together with the acquisition of the rights to use the Telenet PICs Network, the Interkabel Acquisition). The Interkabel valuation process remains open and we expect that the most significant adjustments to the preliminary allocation will involve long-lived assets and deferred income taxes. Telenet completed the Interkabel Acquisition in order to achieve certain financial, operational and strategic benefits by obtaining full access to the Telenet PICs Network and integrating (i) the PICs digital and analog television activities and (ii) Telenet’s digital interactive television services with the broadband internet and telephony services already offered by Telenet over the Telenet PICs Network.

Other Acquisition

Spektrum – On September 1, 2008, Chellomedia Programming BV, a wholly-owned subsidiary of Chellomedia, acquired 100% ownership interests in (i) Spektrum-TV ZRT and (ii) Ceska programova spolecnost s.r.o. (together, Spektrum) for consideration of $99.3 million, before direct acquisition costs and cash acquired.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2008 give effect to (i) J:COM’s acquisition of Mediatti and (ii) the Interkabel Acquisition as if such acquisitions had been completed as of January 1, 2008. No effect has been given to the Spektrum acquisition since it would not have had a material impact on our results of operations for the 2008 period. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Three months ended March 31, 2008
Revenue (in millions)	$2,687.9

Net loss attributable to LGI stockholders (in millions)	$(161.1)

Basic and diluted loss per share attributable to LGI stockholders — Series A, Series B and Series C common stock	$(0.47)

(4)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2009	December 31, 2008
	in millions
Fair value (a)	$737.5	$815.1
Equity (b)	180.8	189.7
Cost	22.4	25.0

Total	$940.7	$1,029.8

Current (c)	$36.4	$50.0

Long-term	$904.3	$979.8

(a)	At March 31, 2009, investments accounted for using the fair value method include our investments in Sumitomo Corporation (Sumitomo), The News Corporation Limited (News Corp.) and Canal+ Cyfrowy Sp zoo (Cyfra+). Sumitomo is the owner of a noncontrolling interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority-owned subsidiary and the owner of a controlling interest in J:COM.

(b)	At March 31, 2009, investments accounted for using the equity method include our investments in Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

(c)	Represents the fair value of our investment in shares of News Corp. Class A common stock, which we anticipate will be surrendered in connection with the July 2009 settlement of the related prepaid forward sale contract.

We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we have not

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

elected the fair value option for those equity method investments with which LGI or its consolidated subsidiaries have significant related-party transactions. For additional information regarding our fair value method investments, see note 6.

(5)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2009			December 31, 2008
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$108.8	$394.4	$503.2	$182.6	$297.9	$480.5
Equity-related derivatives (c)	—	547.9	547.9	—	631.7	631.7
Foreign currency forward contracts	3.6	—	3.6	10.8	—	10.8
Other	1.3	1.1	2.4	0.2	0.9	1.1

Total (d)	$113.7	$943.4	$1,057.1	$193.6	$930.5	$1,124.1

Liabilities:
Cross-currency and interest rate derivative contracts (b) (e)	$447.6	$749.6	$1,197.2	$418.8	$904.3	$1,323.1
Equity-related derivatives (c)	21.7	—	21.7	17.2	—	17.2
Foreign currency forward contracts	3.7	0.6	4.3	3.6	1.5	5.1
Other	2.8	2.1	4.9	2.1	1.2	3.3

Total (d)	$475.8	$752.3	$1,228.1	$441.7	$907.0	$1,348.7

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)

As of March 31, 2009, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $27.7 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $87.7 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Based on our evaluation of market conditions and recent transactions, we may determine that interest rate spreads obtained from market quotations for our subsidiaries’ debt instruments require adjustment in order to estimate credit spreads. These adjustments are intended to remove the impacts of estimated liquidity spreads and other factors, such as distressed sales, that cause market quotations to not be reflective of fair values. The change in the credit risk valuation adjustments associated with our derivative instruments resulted in a net loss of $42.0 million during the three months ended March 31, 2009, and this loss is included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statement of operations. For further information concerning our fair value measurements, see note 6.

(c)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. These fair value amounts do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the counterparty would, subject to relevant insolvency laws, be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(d)	Excludes the prepaid forward sale contract on our News Corp. Class A common stock (the News Corp. Forward), which is included in current portion of debt and capital lease obligations in our condensed consolidated balance sheets. For reasons similar to those expressed in note (b) above, the fair values of the equity derivative embedded in the News Corp. Forward do not include credit risk valuation adjustments.

(e)	As discussed above, J:COM accounts for its interest rate swaps as cash flow hedges. At March 31, 2009 and December 31, 2008, (i) the aggregate fair values of these swaps were liabilities of $15.7 million and $18.0 million, respectively, of which $3.6 million and $3.0 million, respectively, were classified as current, and (ii) our accumulated other comprehensive earnings included net losses of $2.9 million and $3.4 million, respectively, related to J:COM’s interest rate swaps. During the three months ended March 31, 2009 and 2008, the net losses reclassified from J:COM’s accumulated other comprehensive earnings to interest expense with respect to these cash flow hedges were not significant.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2009	2008
	in millions
Equity-related derivatives (a)	$(75.7)	$130.3
Cross-currency and interest rate derivative contracts	(62.7)	(460.0)
Foreign currency forward contracts	(8.8)	(5.2)
Other	0.1	(0.5)

Total	$(147.1)	$(335.4)

(a)	Includes activity related to the Sumitomo Collar and the News Corp. Forward.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Three months ended March 31,
	2009	2008
	in millions
Operating activities	$(180.4)	$32.5
Investing activities	3.8	—
Financing activities	—	1.5

Total	$(176.6)	$34.0

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At March 31, 2009, our exposure to credit risk included derivative assets with a fair value of $1,057.1 million.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.0%	5.73%
December 2014	885.0		668.0	6 mo. LIBOR + 1.75%	5.72%

	$1,085.0		€818.9

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
July 2009 — July 2010	60.0		1,703.1	5.50%	5.33%
July 2010 — December 2014	60.0		1,703.1	5.50%	6.05%
February 2010	105.8		3,018.7	5.50%	4.88%
February 2010 — December 2014	105.8		3,018.7	5.50%	5.80%
December 2014	200.0		5,800.0	5.46%	5.30%

	€591.6	CZK	16,946.7

July 2009	€260.0	HUF	75,570.0	5.50%	8.75%
July 2009 — July 2010	260.0		75,570.0	5.50%	7.80%
July 2010 — December 2014	260.0		75,570.0	5.50%	9.40%
December 2014	228.0		62,867.5	5.50%	8.98%

	€1,008.0	HUF	289,577.5

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	245.0		1,000.6	5.50%	6.52%
July 2010 — December 2014	245.0		1,000.6	5.50%	7.60%
December 2014	98.4		335.0	5.50%	7.12%
April 2009 — December 2014	57.1		270.0	5.50%	7.60%

	€890.5	PLN	3,606.8

December 2010	€200.0	RON	709.1	5.50%	10.98%
December 2010 — December 2014	200.0		709.1	5.50%	10.69%
December 2014	89.1		320.1	5.50%	10.27%

	€489.1	RON	1,738.3

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.5%	6 mo. CHF LIBOR + 2.46%
December 2014	898.4		1,466.0	6 mo. EURIBOR + 2.0%	6 mo. CHF LIBOR + 1.94%

	€1,127.5	CHF	1,821.8

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.0%	10.0%

December 2014	$511.5	CHF	558.0	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

VTR:
September 2014	$465.5	CLP	257,654.3	6 mo. LIBOR + 3.0%	11.16%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2009 are as follows:

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2010		€3,890.0	1 mo. EURIBOR + 2.0%	6 mo. EURIBOR + 1.81%
January 2010		655.0	1 mo. EURIBOR + 2.25	6 mo. EURIBOR + 1.61
April 2012		555.0	6 mo. EURIBOR	3.32%
December 2014		659.5	6 mo. EURIBOR	4.67%
July 2009 (b)		31.6	5.50%	6.58%
July 2009 — July 2010 (b)		31.6	5.50%	5.67%
September 2012 (b)		63.1	5.46%	6.04%
April 2010		1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		1,000.0	6 mo. EURIBOR	4.66%
January 2011		193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014		193.5	6 mo. EURIBOR	4.68%
September 2012		500.0	3 mo. EURIBOR	2.96%
December 2013		90.5	6 mo. EURIBOR	3.84%
January 2014		185.0	6 mo. EURIBOR	4.04%

		€9,048.3

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014		618.5	6 mo. CHF LIBOR	3.56%
September 2012		711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014		711.5	6 mo. CHF LIBOR	3.65%
December 2014		1,050.0	6 mo. CHF LIBOR	3.47%

	CHF	3,710.0

July 2013	CLP	110,700.0	6.77%	6 mo. TAB

January 2010		$511.0	1 mo. LIBOR + 2.75%	6 mo. LIBOR + 2.17%
January 2010		1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

		$2,411.0

July 2013	HUF	5,908.8	6 mo. BURBOR	8.52%

July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
January 2010		$88.2	1 mo. LIBOR + 3.0%	6 mo. LIBOR + 2.90%

December 2013		$88.2	6 mo. LIBOR	4.98%

January 2010		€152.7	1 mo. EURIBOR + 3.0%	6 mo. EURIBOR + 2.82%

December 2013		€152.7	6 mo. EURIBOR	4.13%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012		123.7	3 mo. AUD BBSY	3.89%
August 2013		45.0	3 mo. AUD BBSY	4.19%
August 2013		430.0	3 mo. AUD BBSY	6.78%
August 2011 — August 2013		25.0	3 mo. AUD BBSY	6.97%

	AUD	873.7

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$167.2	3 mo. LIBOR	5.14%
March 2010		167.2	1 mo. LIBOR + 2.25%	3 mo. LIBOR + 1.86%

		$334.4

VTR:
July 2013	CLP	110,700.0	6 mo. TAB	7.78%

Telenet NV, an indirect wholly-owned subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
January 2010 — December 2011		50.0	3 mo. EURIBOR	5.29%

		€100.0

Telenet Bidco NV (Telenet Bidco), an indirect wholly-owned subsidiary of Telenet:
July 2009		€130.0	1 mo. EURIBOR + 0.38%	3 mo. EURIBOR
August 2009		400.0	1 mo. EURIBOR + 0.37%	3 mo. EURIBOR
September 2009		19.8	3 mo. EURIBOR	4.52%
January 2010		762.5	1 mo. EURIBOR + 0.27%	3 mo. EURIBOR
January 2010		300.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.98%
September 2012		300.0	3 mo. EURIBOR	4.35%

		€1,912.3

LGJ Holdings LLC (LGJ Holdings), an indirect subsidiary of LGI:
January 2010		¥75,000.0	1 mo. TIBOR +3.25%	6 mo. TIBOR + 3.18%
November 2012		75,000.0	6 mo. TIBOR	1.34%

		¥150,000.0

J:COM:
September 2011		¥2,000.0	6 mo. TIBOR	1.37%
October 2011		10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014		10,000.0	3 mo. TIBOR	1.15%

		¥61,500.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	These contracts originated as cross-currency interest rate swaps involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amounts were converted into euros at the entry rate of 30.126 SKK per euro.

Interest Rate Caps

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€850.0	7.00%
Telenet NV:
September 2009	€13.5	4.00%
December 2017	€4.5	6.50%
December 2017	€4.5	5.50%
Telenet Bidco:
September 2013	€250.0	4.75%
September 2014	€600.0	4.65%
September 2015	€650.0	4.75%

(a)	For derivative instruments that were in effect as of March 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Collars

Each contract establishes the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Foreign Currency Forward Contracts

Several of our subsidiaries have outstanding foreign currency forward contracts. Changes in the fair value of these contracts are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table summarizes our outstanding foreign currency forward contracts at March 31, 2009:

LGI subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	PLN	70.1		€14.5	April 2009
UPC Broadband Holding	HUF	5,052.0		€16.3	April 2009
UPC Broadband Holding		€39.4	CHF	59.7	April 2009
UPC Broadband Holding	CHF	119.4		€78.8	April 2009
UPC Broadband Holding		€5.3	CZK	144.3	April 2009
UPC Broadband Holding	CZK	288.6		€10.5	April 2009
J:COM		$22.7		¥2,365.2	April 2009 — December 2010
VTR		$51.3	CLP	31,549.2	April 2009 — March 2010
Telenet NV		$8.5		€11.1	April 2009 — September 2009
Austar Entertainment		$16.5	AUD	19.9	April 2009 — December 2009
LGE Financing		$18.6	CLP	10,877.0	May 2009
LGE Financing		¥3,171.6		€24.9	April 2009

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (the UGC Convertible Notes) (see note 8). UnitedGlobalCom, Inc. (UGC) is an indirect subsidiary of LGI and the indirect parent of UPC Holding, Telenet, VTR and Austar. The reported fair values of these assets and liabilities as of March 31, 2009 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to our equity-related derivatives, we expect settlement to occur through the surrender of the underlying shares. With respect to our cross-currency interest rate swaps and our interest rate swaps, we expect that the values realized will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

A summary of the assets and liabilities that are measured at fair value is as follows:

	March 31, 2009	Fair value measurements at March 31, 2009 using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$1,110.0	$—	$509.2	$600.8
Investments	737.5	423.8	—	313.7

Total assets	$1,847.5	$423.8	$509.2	$914.5

Liabilities:
UGC Convertible Notes	$450.0	$—	$—	$450.0
Derivative instruments	1,228.1	—	1,206.4	21.7

Total liabilities	$1,678.1	$—	$1,206.4	$471.7

	December 31, 2008	Fair value measurements at December 31, 2008 using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$1,164.4	$—	$492.5	$671.9
Investments	815.1	442.2	—	372.9

Total assets	$1,979.5	$442.2	$492.5	$1,044.8

Liabilities:
UGC Convertible Notes	$577.6	$—	$—	$577.6
Derivative instruments	1,348.7	—	1,331.6	17.1

Total liabilities	$1,926.3	$—	$1,331.6	$594.7

(a)	Includes the embedded derivative component of the News Corp. Forward, which is included within current portion of debt and capital lease obligations in our condensed consolidated balance sheets.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2009	$372.9	$654.8	$(577.6)	$450.1
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(75.7)	—	(75.7)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(39.2)	—	37.5	(1.7)
Purchases, settlements and other (b)	0.1	—	90.1	90.2
Foreign currency translation adjustments	(20.1)	—	—	(20.1)

Balance of asset (liability) at March 31, 2009	$313.7	$579.1	$(450.0)	$442.8

(a)	With the exception of a $22.9 million gain recognized in connection with our March 2009 repurchases of portions of the UGC Convertible Notes, all of the gains (losses) recognized during the three months ended March 31, 2009 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2009.

(b)	The amount reflected in the UGC Convertible Notes column represents the amount paid in connection with the March 2009 repurchases of UGC Convertible Notes with an aggregate principal amount €101.0 million ($136.9 million at the transaction dates), as further described in note 8.

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2009	December 31, 2008
	in millions
Distribution systems	$16,605.2	$17,349.7
Support equipment, buildings and land	2,216.7	2,288.1

	18,821.9	19,637.8
Accumulated depreciation	(7,640.1)	(7,602.4)

Total property and equipment, net	$11,181.8	$12,035.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows:

	January 1, 2009	Acquisition- related adjustments	Foreign currency translation adjustments and other	March 31, 2009
	in millions
UPC Broadband Division:
The Netherlands	$1,279.5	$—	$(73.1)	$1,206.4
Switzerland	2,658.6	—	(173.8)	2,484.8
Austria	841.6	—	(43.7)	797.9
Ireland	249.0	—	(12.9)	236.1

Total Western Europe	5,028.7	—	(303.5)	4,725.2

Hungary	384.2		(69.8)	314.4
Other Central and Eastern Europe	889.7	0.2	(75.7)	814.2

Total Central and Eastern Europe	1,273.9	0.2	(145.5)	1,128.6

Total UPC Broadband Division	6,302.6	0.2	(449.0)	5,853.8
Telenet (Belgium)	2,204.8	—	(114.4)	2,090.4
J:COM (Japan)	3,551.2	(3.8)	(285.8)	3,261.6
VTR (Chile)	418.5	—	38.2	456.7
Corporate and other	667.6	0.3	(19.5)	648.4

Total LGI	$13,144.7	$(3.3)	$(830.5)	$12,310.9

Based on business conditions and market values that existed at March 31, 2009, we concluded that no circumstances or events occurred that would require us to test goodwill or other long-lived assets for impairment. However, the market values of the publicly-traded equity of our company and certain of our publicly-traded subsidiaries remain at historically low levels and we continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our or our subsidiaries’ equity values decline further or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity values, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2009	December 31, 2008
	in millions
Gross carrying amount:
Customer relationships	$2,924.3	$3,150.3
Other	327.7	345.3

	$3,252.0	$3,495.6

Accumulated amortization:
Customer relationships	$(987.7)	$(973.0)
Other	(118.1)	(117.6)

	$(1,105.8)	$(1,090.6)

Net carrying amount:
Customer relationships	$1,936.6	$2,177.3
Other	209.6	227.7

	$2,146.2	$2,405.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2009
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Carrying value

		Borrowing currency		U.S. $ equivalent	March 31, 2009	December 31, 2008

		in millions
Debt:
UPC Broadband Holding Bank Facility	3.08%		€223.0	$295.0	$8,482.4	$8,823.1
UPC Holding 7.75% Senior Notes due 2014 (c)	7.75%		—	—	661.5	697.6
UPC Holding 8.625% Senior Notes due 2014 (c)	8.63%		—	—	396.9	418.6
UPC Holding 8.0% Senior Notes due 2016	8.00%		—	—	396.9	418.6
Telenet Credit Facility	4.21%		€380.0	502.7	2,540.0	2,769.6
J:COM Credit Facility	1.10%		¥30,000.0	302.0	158.3	440.2
Other J:COM debt	1.32%		¥7,000.0	70.5	1,746.1	1,641.9
UGC Convertible Notes (d)	1.75%		—	—	450.0	577.6
Sumitomo Collar Loan	1.88%		—	—	942.7	1,031.6
Austar Bank Facility	5.28%		—	—	587.9	598.0
LGJ Holdings Credit Facility	3.89%		—	—	754.9	826.1
VTR Bank Facility (e)	3.86%	CLP	136,391.6	233.1	465.5	465.5
Chellomedia Bank Facility	3.92%		—	—	290.1	301.2
Liberty Puerto Rico Bank Facility	2.56%		$10.0	10.0	167.2	167.6
Other	7.87%		—	—	139.6	156.3

Total debt	3.52%			$1,413.3	18,180.0	19,333.5

Capital lease obligations:
J:COM					637.9	704.2
Telenet					409.1	438.0
Other subsidiaries					29.2	30.3

Total capital lease obligations					1,076.2	1,172.5

Total debt and capital lease obligations					19,256.2	20,506.0
Current maturities					(467.6)	(513.0)

Long-term debt and capital lease obligations					$18,788.6	$19,993.0

(a)	Represents the weighted average interest rate in effect at March 31, 2009 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented do not include the impact of our interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2009 without regard to covenant compliance calculations. At March 31, 2009, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities. However, based on the March 31, 2009 preliminary covenant compliance calculations, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €217.2 million ($287.3 million) when the March 31, 2009 bank reporting requirements have been completed. To the extent we were to draw on the VTR Bank Facility (as defined below) commitments, we would be required to set aside an equivalent amount of cash collateral.

(c)	Subsequent to March 31, 2009, UPC Holding (i) completed an exchange offer with respect to a portion of the borrowings outstanding under the UPC Holding Senior Notes due 2014 and (ii) issued new Senior Notes due 2018. For additional information, see note 15.

(d)	The UGC Convertible Notes are measured at fair value. Our assessment of the fair value of the UGC Convertible Notes included an estimated credit risk component of $96.3 million at March 31, 2009. This credit risk component is estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk during the first three months of 2009 resulted in a loss of $8.6 million that is included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statement of operations. For information regarding our fair value measurements, see note 6.

(e)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $465.5 million at March 31, 2009, of which $4.7 million is reflected as a current asset and $460.8 million is presented as a long-term asset in our condensed consolidated balance sheet.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. In March 2009, two additional facility accession agreements (Facilities Q and R) were entered into under the UPC Broadband Holding Bank Facility. Facility Q is a redrawable term loan facility with an initial principal amount of €267.0 million ($353.2 million). Facility R is a non-redrawable term loan facility with an initial principal amount of €236.0 million ($312.2 million). Both Facility Q and Facility R closed on March 25, 2009 (the Closing Date). On the Closing Date, certain of the lenders under the €830.0 million ($1,098.0 million) Facility L, which was fully drawn at the Closing Date, novated, in whole or in part, their drawn commitments (in the aggregate amount of €503.0 million ($665.4 million)) to Liberty Global Europe BV, a direct subsidiary of UPC Broadband Holding, and entered into either the new Facility Q or new Facility R. Therefore, total third-party commitments under Facility L on the Closing Date totaled €327.0 million ($432.6 million). Subsequent to March 31, 2009, we increased the sizes of Facilities Q and R and third-party commitments under Facility L were further reduced. For additional information, see note 15.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

The details of our borrowings under the UPC Broadband Holding Bank Facility as of March 31, 2009 are summarized in the following table:

	Final maturity date	March 31, 2009
Facility		Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity	Outstanding principal amount
			in millions
I	April 1, 2010	EURIBOR + 2.50%	€48.0	$63.5	$—
L	July 3, 2012	EURIBOR + 2.25%	€327.0	231.5	201.1
M	(b)	EURIBOR + 2.00%	€3,890.0	—	5,146.1
N	(b)	LIBOR + 1.75%	$1,900.0	—	1,900.0
O	July 31, 2013	(c)	(c)	—	58.3
P	September 2, 2013	LIBOR + 2.75%	$511.5	—	511.5
Q	(d)	EURIBOR + 2.75%	€267.0	—	353.2
R	(d)	EURIBOR + 3.25%	€236.0	—	312.2

Total				$295.0	$8,482.4

(a)	The total committed amounts of Facilities I and L are €250.0 million and €830.0 million, respectively, however, €202.0 million and €503.0 million, respectively, had been novated to Liberty Global Europe BV at March 31, 2009. Therefore, total third-party commitments at March 31, 2009 under Facilities I and L were €48.0 million and €327.0 million, respectively.

(b)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date. Subsequent to March 31, 2009, we agreed in principle to refinance portions of Facilities M and N. For additional information, see note 15.

(c)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($25.6 million) sub-tranche and (ii) a PLN 115.1 million ($32.7 million) sub-tranche.

(d)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

UGC Convertible Notes

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at a purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The change in the fair value of the repurchased UGC Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statement of operations for the three months ended March 31, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Other J:COM debt

In March 2009, J:COM entered into (i) a ¥15.0 billion ($151.0 million) variable-rate term loan agreement, of which ¥5.0 billion is due in March 2012 and ¥10.0 billion is due in March 2015, (ii) a ¥10.0 billion ($100.7 million) variable-interest rate term loan agreement due in March 2014, (iii) a ¥4.0 billion ($40.3 million) variable-interest rate term loan agreement due in March 2014 and (iv) a ¥1.0 billion ($10.1 million) fixed-interest rate term loan agreement due in March 2016. All amounts under these agreements were fully drawn in March 2009 and proceeds were used to repay borrowings outstanding on certain other J:COM revolving credit facilities. The interest rate on the new variable-interest rate loans are based on three-month TIBOR plus a margin ranging from 0.43% to 0.65%. The new ¥1.0 billion fixed-interest loan bears interest at 1.85%. These new loan agreements contain covenants similar to those of J:COM’s other credit facilities.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on March 31, 2009 exchange rates:

Debt:

	UPC Holding (excluding VTR) (a)	VTR (b)	Telenet	J:COM	Austar	Other (c)	Total
	in millions
Year ended December 31:
Remainder of 2009	$9.2	$4.7	$—	$157.1	$—	$93.8	$264.8
2010	1.8	4.7	—	125.4	—	5.1	137.0
2011	0.2	4.7	—	193.7	155.9	533.0	887.5
2012	201.3	4.7	701.1	187.2	85.7	793.2	1,973.2
2013	1,628.4	4.7	271.2	703.4	346.3	249.3	3,203.3
2014	7,399.3	442.0	162.1	406.8	—	159.7	8,569.9
Thereafter	709.1	—	1,463.6	130.8	—	972.7	3,276.2

Total debt maturities	9,949.3	465.5	2,598.0	1,904.4	587.9	2,806.8	18,311.9
Net embedded equity derivative, fair value adjustment and unamortized discount	—	—	—	—	—	(131.9)	(131.9)

Total debt	$9,949.3	$465.5	$2,598.0	$1,904.4	$587.9	$2,674.9	$18,180.0

Current portion	$9.2	$4.7	$—	$190.8	$—	$40.4	$245.1

Noncurrent portion	$9,940.1	$460.8	$2,598.0	$1,713.6	$587.9	$2,634.5	$17,934.9

(a)

For purposes of this table, we have assumed that (i) the €800.0 million ($1,058.3 million) principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed prior to October 17, 2013, (ii) Facilities M and N of the UPC Broadband Holding Bank Facility will be repaid on December 31, 2014, (iii) Facility Q of the UPC Broadband Holding Bank Facility will be repaid on July 31, 2014 and (iv) Facility R

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

of the UPC Broadband Holding Bank Facility will be repaid on December 31, 2015. Subsequent to March 31, 2009, (i) we refinanced a portion of the borrowings outstanding under the UPC Holding Senior Notes due 2014 and (ii) we refinanced a portion of Facility L and agreed in principle to refinance portions of Facilities M and N of the UPC Broadband Holding Bank Facility. For additional information, see note 15.

(b)	Amounts represent borrowings under the VTR Credit Facility, for which the source of repayment is expected to be the related cash collateral account.

(c)	The remainder of 2009 amount includes $89.3 million of borrowings under the News Corp. Forward, which we expect to settle by surrendering the underlying shares of News Corp. Class A common stock held by our company. The 2011 amount includes the €399.0 million ($527.8 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

Capital lease obligations:

	J:COM	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2009	$153.5	$40.0	$5.8	$199.3
2010	183.2	57.7	4.0	244.9
2011	140.8	56.3	3.3	200.4
2012	101.9	54.3	2.9	159.1
2013	60.0	50.8	2.6	113.4
2014	23.5	49.3	2.6	75.4
Thereafter	23.2	282.2	25.6	331.0

	686.1	590.6	46.8	1,323.5
Amounts representing interest	(48.2)	(181.5)	(17.6)	(247.3)

Present value of net minimum lease payments	$637.9	$409.1	$29.2	$1,076.2

Current portion	$189.0	$28.8	$4.7	$222.5

Noncurrent portion	$448.9	$380.3	$24.5	$853.7

Non-cash Refinancing Transactions

During the three months ended March 31, 2009 and 2008, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $682.4 million and nil, respectively.

(9)    Equity

Stock Repurchases

At December 31, 2008, we were authorized to purchase an additional $94.8 million of our LGI Series A and Series C common stock, pursuant to our then existing stock repurchase program. In February 2009, our board of directors authorized a new stock repurchase program under which we were authorized to acquire from time to time

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

up to $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our stock repurchase programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

During the first three months of 2009, we acquired 7,508,400 shares of our LGI Series C common stock at a weighted average price of $14.62 per share, for an aggregate purchase price of $109.8 million, including direct acquisition costs. At March 31, 2009, the remaining amount authorized under our current repurchase program was $235.2 million.

Noncontrolling Interests

During the three months ended March 31, 2009, our condensed consolidated financial statements were not materially impacted by changes in the percentage interests that we own in our majority-owned subsidiaries.

For information concerning the redemption features of certain of our noncontrolling interests, see note 13.

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended March 31,
	2009	2008
	in millions
LGI common stock:
LGI performance plans	$12.2	$27.3
Stock options, stock appreciation rights (SARs), restricted shares and restricted share units	8.0	9.7

Total LGI common stock	20.2	37.0
Other	5.3	3.3

Total	$25.5	$40.3

Included in:
Operating expense	$2.5	$2.0
SG&A expense	23.0	38.3

Total	$25.5	$40.3

LGI Performance Plans

On February 18, 2009, the compensation committee of our board of directors determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the awards that had been earned by participants in our senior executive performance incentive plan and management incentive plan (the LGI Performance Plans). These installments represent the first two of six equal semi-annual installments beginning on

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

March 31, 2009. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.4 million ($3.4 million of which was paid subsequent to March 31, 2009) and granted on February 18, 2009 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,016,351 shares of LGI Series A common stock and 1,937,265 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vest on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The compensation committee has not determined the method of payment of the remaining four installments of the earned awards. The decision by the compensation committee to settle the second installment of each earned award with restricted share units represents a modification that results in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the three months ended March 31, 2009. Our stock-based compensation expense for the three-months ended March 31, 2009 also includes a reduction of $10.7 million as a result of the forfeiture of certain awards under the LGI Performance Plans.

(11)    Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to LGI stockholders is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss) per share attributable to LGI stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, nonvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported net losses attributable to LGI stockholders during the three months ended March 31, 2009 and 2008. Therefore, the dilutive effect at March 31, 2009 and 2008 of (i) the aggregate number of then outstanding options, SARs and nonvested shares of approximately 29.5 million and 26.3 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 38.7 million and 45.9 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive plans of 14.4 million and 11.4 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(12)    Related Party Transactions

Our related party transactions consist of the following:

	Three months ended March 31,
	2009	2008
	in millions
Revenue earned from related parties of:
J:COM (a)	$27.8	$32.3
LGI and consolidated subsidiaries other than J:COM (b)	1.6	2.9

Total LGI	$29.4	$35.2

Operating expenses charged by related parties of:
J:COM (c)	$39.4	$31.6
LGI and consolidated subsidiaries other than J:COM (d)	5.4	6.2

Total LGI	$44.8	$37.8

SG&A expenses charged by (to) related parties of:
J:COM (e)	$7.0	$6.5
LGI and consolidated subsidiaries other than J:COM (f)	(0.3)	(0.3)

Total LGI	$6.7	$6.2

Interest expense charged by related parties of J:COM (g)	$5.5	$3.5

Capital lease additions — related parties of J:COM (h)	$38.5	$36.9

(a)	J:COM earns revenue from programming services provided to J:COM affiliates and distribution fee revenue from SC Media & Commerce, Inc., a majority-owned subsidiary of Sumitomo. During the 2008 period, (i) J:COM also provided construction, programming, management, administrative, call center and distribution services to certain of its and LGI’s affiliates and (ii) J:COM sold construction materials to certain of such affiliates. As a result of certain transactions completed by J:COM during 2008, these affiliates became J:COM subsidiaries and, accordingly, the revenue derived from these entities during the 2009 period was eliminated in consolidation.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services charged to our equity method affiliates.

(c)	Amounts consist primarily of programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries of Sumitomo. At March 31, 2009 and December 31, 2008, capital lease obligations of J:COM aggregating ¥53.6 billion ($539.5 million) and ¥54.1 billion ($544.5 million), respectively, were owed to these Sumitomo subsidiaries.

(13)    Commitments and Contingencies

Commitments

In the ordinary course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. We expect that in the ordinary course of business, operating leases that expire generally will be renewed or replaced by similar leases.

Contingent Obligations

In connection with the April 13, 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of this put right at March 31, 2009 was a liability of $15.3 million.

The minority owner of Chello Central Europe Zrt (Chello Central Europe), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Chello Central Europe to one of our subsidiaries each year between January 1 and January 31. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the fair value of the minority owner’s interest in Chello Central Europe. In the event the fair value of Chello Central Europe on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the minority interest and the put right lapses for that year, with the minority shareholder being instead entitled to sell its minority interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After this three-month period elapses, the minority shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash. Based on our current assessment of the fair value of Chello Central Europe’s net assets, we do not expect the amount to be paid upon any future exercise of this put right to be material to our financial condition.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.0% indirect interest in J:COM at March 31, 2009. In addition to our 85.7% common stock interest in Liberty Jupiter, we also own Liberty Jupiter preferred stock with an aggregate liquidation value of $164.6 million at March 31, 2009. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal. Based on our current assessment of the fair value of Liberty Jupiter’s net assets, we do not expect the aggregate amount to be paid upon any future exercise of these purchase rights to be material to our financial condition.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe NV (Liberty Global Europe), an indirect subsidiary of UGC, received a notice that the former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court of Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a Shareholders Agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The Shareholders Agreement provided that in the absence of an initial public offering (IPO), as defined in the Shareholders Agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, that the option rights were not exercisable.

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. Oral pleadings in this appeal took place on April 17, 2009 and a decision is not expected until the third quarter of 2009.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision has been recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. We have not adjusted the provision as a result of the December 19, 2007 District Court decision in the 2006 Cignal Action, because the plaintiffs have appealed that decision.

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into the 2008 PICs Agreement, which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. Belgacom has announced that it will appeal this decision.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the Board approvals of the PICs of the agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the Board resolutions of the PICs approving the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Final judgment in the Council of State annulment cases, which may be joined, is expected to take more than one year.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement.

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

UPC Nederland BV (UPC NL), as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision became effective on March 17, 2009. The new market analysis decision imposes on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC NL, have a number of additional access obligations.

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

We believe that the proposed measures are unnecessary and disproportionate and we filed an appeal against the decision on April 15, 2009. Pending the outcome of this appeal, UPC NL will be required to comply with the decision.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

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

Other Regulatory Issues — Video distribution, broadband internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other — In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees and (iv) other matters arising in the ordinary course of business. We expect that the amounts, if any, which may be required to satisfy these contingencies will not be material in relation to our financial position or results of operations.

(14)    Segment Reporting

We own a variety of international subsidiaries and investments that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth, as appropriate.

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our loss before income taxes is presented below.

During the first quarter of 2009, we changed our reporting such that we no longer include video-on-demand costs within the central and corporate operations category of the UPC Broadband Division. Instead, we present these costs within the individual operating segments of the UPC Broadband Division. Segment information for all periods presented has been restated to reflect the reclassification of these costs.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business (B2B) services and J:COM provides certain programming distribution services. At March 31, 2009, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Three months ended March 31,
	2009		2008
Performance Measures	Revenue	Operating cash flow	Revenue	Operating cash flow

	in millions
UPC Broadband Division:
The Netherlands	$266.9	$152.7	$301.1	$166.3
Switzerland	238.1	130.5	252.4	132.3
Austria	114.6	58.0	139.8	68.4
Ireland	79.8	30.8	88.4	33.9

Total Western Europe	699.4	372.0	781.7	400.9

Hungary	76.3	38.3	100.0	51.1
Other Central and Eastern Europe	190.2	97.1	234.9	118.9

Total Central and Eastern Europe	266.5	135.4	334.9	170.0

Central and corporate operations	2.2	(49.3)	2.7	(57.0)

Total UPC Broadband Division	968.1	458.1	1,119.3	513.9
Telenet (Belgium)	376.6	190.6	374.4	174.9
J:COM (Japan)	863.0	375.8	679.3	283.6
VTR (Chile)	155.8	61.4	186.5	75.6
Corporate and other	233.0	43.6	275.2	52.7
Intersegment eliminations	(18.7)	—	(23.7)	—

Total consolidated LGI	$2,577.8	$1,129.5	$2,611.0	$1,100.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

The following table provides a reconciliation of total segment operating cash flow to loss before income taxes:

	Three months ended March 31,
	2009	2008
	in millions
Total segment operating cash flow	$1,129.5	$1,100.7
Stock-based compensation expense	(25.5)	(40.3)
Depreciation and amortization	(698.6)	(704.1)
Impairment, restructuring and other operating credits (charges), net	(0.8)	1.5

Operating income	404.6	357.8
Interest expense	(210.2)	(279.6)
Interest and dividend income	21.5	34.8
Realized and unrealized losses on derivative instruments, net	(147.1)	(335.4)
Foreign currency transaction gains (losses), net	(173.8)	172.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(20.1)	22.0
Share of results of affiliates, net	2.1	2.5
Other income (expense), net	0.8	(0.4)

Loss before income taxes	$(122.2)	$(25.7)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2009	2008
	in millions
Subscription revenue (a):
Video	$1,225.5	$1,223.2
Broadband internet	621.3	611.3
Telephony	345.7	348.0

Total subscription revenue	2,192.5	2,182.5
Other revenue (b)	404.0	452.2
Intersegment eliminations	(18.7)	(23.7)

Total consolidated LGI	$2,577.8	$2,611.0

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2009	2008
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$266.9	$301.1
Switzerland	238.1	252.4
Austria	114.6	139.8
Ireland	79.8	88.4
Hungary	76.3	100.0
Poland	59.4	73.4
Czech Republic	58.7	70.1
Romania	39.8	57.7
Slovakia	17.5	18.0
Slovenia	14.8	15.7
Central and corporate operations (a)	2.2	2.7

Total UPC Broadband Division	968.1	1,119.3
Belgium	376.6	374.4
Chellomedia (b)	92.3	105.8

Total Europe	1,437.0	1,599.5

Japan	863.0	679.3

The Americas:
Chile	155.8	186.5
Other (c)	32.2	32.0

Total — The Americas	188.0	218.5

Australia	108.5	137.4

Intersegment eliminations	(18.7)	(23.7)

Total consolidated LGI	$2,577.8	$2,611.0

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Hungary, Poland, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009

(unaudited)

(15)    Subsequent Events

UPC Holding New Senior Notes

On April 30, 2009, UPC Holding (i) exchanged €115.4 million ($152.7 million) aggregate principal amount of its existing 7.75% Senior Notes due 2014, together with a cash payment of €4.6 million ($6.1 million) and (ii) €69.1 million ($91.4 million) aggregate principal amount of its 8.625% Senior Notes due 2014 together with a cash payment of €4.1 million ($5.4 million) for €184.4 million ($243.9 million) aggregate principal amount of new 9.75% Senior Notes due April 2018. In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged Senior Notes and incurred applicable commissions and fees.

On April 30, 2009, UPC Holding also issued €65.6 million ($86.8 million) principal amount of the new 9.75% Senior Notes due April 2018 at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($72.5 million). The net proceeds from the issuance of the new 9.75% Senior Notes, after deducting applicable commissions and fees, will be used for general corporate purposes.

UPC Broadband Holding Bank Facility Transactions

Upsizing of Facilities Q and R. On April 27, 2009, UPC Broadband Holding entered into two new facility accession agreements to increase the sizes of Facility Q and Facility R under the UPC Broadband Holding Bank Facility by €70.0 million ($92.6 million) and €27.3 million ($36.1 million), respectively. In connection with these new accession agreements, certain lenders under the €830.0 million ($1,098.0 million) Facility L, which was fully drawn as of April 27, 2009, novated, in whole or in part, their drawn commitments in the amount of €97.3 million ($128.7 million) to Liberty Global Europe BV and entered into either Facility Q or Facility R. As a result, total third-party commitments under Facility L as of April 27, 2009 totaled €229.7 million ($303.9 million).

Additional Facilities S and T. UPC Broadband Holding and the existing Facility M and Facility N lenders under the UPC Broadband Holding Bank Facility have agreed in principle to the terms under which (i) €1.67 billion ($2.18 billion) of the existing Facility M commitments will be rolled into a new Facility S, a non-redrawable term loan facility denominated in euros and (ii) $500.0 million of the existing Facility N commitments will be rolled into a new Facility T, a non-redrawable term loan facility denominated in U.S. dollars. The Facility M and Facility N lenders that decide to roll their commitments (the Rolling Lenders) will novate their existing Facility M and Facility N commitments to Liberty Global Europe BV and will enter into the new Facility S or Facility T, as applicable. Liberty Global Europe BV will be the initial lender under Facility S and Facility T and will novate its Facility S and Facility T commitments to the Rolling Lenders. The final maturity date for each of Facility S and Facility T will be the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 are currently scheduled to fall due, if, on such date, such notes are outstanding in an aggregate principal amount of €250.0 million ($330.7 million) or more. Facility S will bear interest at a rate of EURIBOR plus 3.75%. Facility T will bear interest at a rate of LIBOR plus 3.50%. The completion of these transactions is subject to the execution of additional facility accession agreements for the new Facilities S and T, novation certificates and related documentation.

Agreement to Sell Slovenia

In April 2009, one of our subsidiaries entered into an agreement to sell 100% of the stock of the holding company of its Slovenian cable operations to Mid Europa Partners for a cash purchase price of €119.5 million, subject to working capital adjustments. Consummation of the sale is subject to customary closing conditions, including conditions precedent to the funding of Mid Europa Partner’s financing commitments and the receipt of regulatory approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2008 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2009 and 2008.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2009.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risk and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2008 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we, and the entities in which we have interests, operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer credit;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to increase the number of subscriptions to our digital video, voice and broadband internet services and our average monthly revenue per household;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	continued consolidation of the foreign broadband distribution industry;

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at March 31, 2009 in 15 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in 10 European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.6% at March 31, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at March 31, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (55.0% at March 31, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

We completed acquisitions of Mediatti, Interkabel and Spektrum and certain other less significant acquisitions in Europe and Japan since the beginning of 2008 that impact the comparability of our 2009 and 2008 results. For additional information, see note 3 to our condensed consolidated financial statements.

We focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video-on-demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2009, our consolidated subsidiaries owned and operated networks that passed 34,476,900 homes and served 26,668,200 revenue generating units (RGUs), consisting of 15,510,000 video subscribers, 6,341,400 broadband internet subscribers and 4,816,800 telephony subscribers.

We added a total of 215,600 RGUs on an organic basis during the first quarter of 2009, as compared to 301,600 RGUs that were added on an organic basis during the first quarter of 2008. Organic changes in RGUs exclude RGUs of acquired entities at the date of acquisition but include the impact of changes in RGUs from the date of acquisition. Our organic RGU growth during the first quarter of 2009 is attributable to the growth of our telephony services, which added 172,500 RGUs, and our broadband internet services, which added 141,300 RGUs. We experienced a net organic decline of 98,200 video RGUs during the first quarter of 2009, as decreases in our analog cable RGUs of 591,400, our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 3,900 and our DTH video RGUs of 2,100 were not fully offset by an increase in our digital cable RGUs of 499,200.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions, has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 5.7% during the full year 2008 to 4.0% during the first quarter of 2009, each rate as compared to the corresponding prior year period;

(ii)	decreases in the number of our consolidated net organic RGU additions during the first quarter of 2009, as compared to the first and fourth quarters of 2008;

(iii)	slight organic declines in RGUs in Hungary and the Netherlands during the first quarter of 2009;

(iv)	organic declines in video RGUs in the Netherlands, Austria, Ireland, Hungary, Poland, the Czech Republic, Slovakia, Slovenia, Belgium (Telenet) and Japan (J:COM) during the first quarter of 2009;

(v)	organic declines in revenue in Switzerland, Austria, Hungary and Chile (VTR) during the first quarter of 2009, as compared to the fourth quarter of 2008;

(vi)	organic declines in revenue in Austria, Romania and Hungary during the first quarter of 2009, as compared to the first quarter of 2008; and

(vii)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in the majority of our markets during the first quarter of 2009, as compared to the first quarter of 2008.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, and to a lesser degree, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from internet and telephony services during the first quarter of 2009, as compared to the fourth quarter of 2008. These declines were mitigated somewhat by the impact of increased digital cable RGUs and other improvements in our RGU mix and the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

Due largely to the recent disruption in the worldwide credit and equity markets, we are facing difficult economic environments in most of the countries in which we operate. These economic environments have made it (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow and liquidity of our operating segments could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. Significant increases in competition, the introduction of new technologies or adverse regulatory initiatives could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that our future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

Our analog video service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and high definition television services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We began offering ultra high-speed internet services in Japan in 2007 and the Netherlands in 2008, with download speeds ranging up to 160 Mbps in Japan and up to 120 Mbps in the Netherlands. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

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

Material Changes in Results of Operations

The comparability of our operating results during the 2009 and 2008 interim periods is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 34.6% and 33.5% of our U.S. dollar revenue during the three months ended March 31, 2009 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates from a translation perspective are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The third-party owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming distribution services. At March 31, 2009, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania, Slovakia and Slovenia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated loss before income taxes, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the first quarter of 2009, as compared to the first quarter of 2008. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing foreign currency translation effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the first three months of 2009 and 2008 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees, programming distribution revenue and amounts received for CLEC and other B2B services. In the following discussion, we use the term “subscription revenue” to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation. Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning adverse regulatory developments in the Netherlands, see note 13 to our condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$266.9	$301.1	$(34.2)	(11.4)	1.9
Switzerland	238.1	252.4	(14.3)	(5.7)	1.6
Austria	114.6	139.8	(25.2)	(18.0)	(5.8)
Ireland	79.8	88.4	(8.6)	(9.7)	3.7

Total Western Europe	699.4	781.7	(82.3)	(10.5)	0.6

Hungary	76.3	100.0	(23.7)	(23.7)	(0.7)
Other Central and Eastern Europe	190.2	234.9	(44.7)	(19.0)	5.3

Total Central and Eastern Europe	266.5	334.9	(68.4)	(20.4)	3.5

Central and corporate operations	2.2	2.7	(0.5)	(18.5)	—

Total UPC Broadband Division	968.1	1,119.3	(151.2)	(13.5)	1.5
Telenet (Belgium)	376.6	374.4	2.2	0.6	15.7
J:COM (Japan)	863.0	679.3	183.7	27.0	13.0
VTR (Chile)	155.8	186.5	(30.7)	(16.5)	9.6
Corporate and other	233.0	275.2	(42.2)	(15.3)	8.0
Intersegment eliminations	(18.7)	(23.7)	5.0	21.1	8.9

Total consolidated LGI	$2,577.8	$2,611.0	$(33.2)	(1.3)	7.9

The Netherlands.    The Netherlands’ revenue decreased $34.2 million or 11.4% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, the Netherlands’ revenue increased $5.7 million or 1.9%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue is due to (i) higher ARPU and (ii) a higher average number of RGUs during the first quarter of 2009, as compared to the corresponding period in 2008. ARPU was higher during the first quarter of 2009, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) January 2009 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers and premium digital services and products, were only partially offset by the negative impacts of (a) increased competition, (b) lower telephony call volumes and (c) customers selecting lower-priced tiers of broadband internet and telephony services. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the Netherlands’ average number of analog cable RGUs is primarily attributable to (i) the effects of significant competition from the incumbent telecommunications operator in the Netherlands and (ii) the migration of analog cable customers to digital cable services. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The decrease in the Netherlands’ non-subscription revenue is primarily attributable to (i) a decrease in revenue from B2B services, due largely to the loss of certain B2B contracts during 2008, and (ii) lower interconnect revenue, due largely to a January 1, 2009 reduction in termination rates imposed by regulatory authorities and a decrease in call volumes.

Switzerland.    Switzerland’s revenue decreased $14.3 million or 5.7% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, Switzerland’s revenue increased $3.9 million or 1.6%. Most of this increase is attributable to an increase in subscription revenue, due to a higher average number of RGUs. The increase in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU remained relatively constant during the first quarter of 2009, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, broadband internet and telephony RGUs and (ii) increased revenue from premium digital services and products were offset by the negative impacts of (a) increased competition and (b) lower telephony call volumes.

Austria.    Austria’s revenue decreased $25.2 million or 18.0% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $1.3 million increase attributable to the impact of an acquisition. Excluding FX and the effects of the acquisition, Austria’s revenue decreased $9.4 million or 6.8%. This decrease is attributable to a decrease in subscription revenue, as the negative impact of lower ARPU was only partially offset by the positive impact of a higher average number of RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the significant competition we are experiencing in Austria, includes declines in revenue from broadband internet and, to a lesser extent, telephony services that were only partially offset by a slight increase in revenue from video services. ARPU decreased during the first quarter of 2009, as compared to the first quarter of 2008, as the positive impacts of (i) an improvement in Austria’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) February and March 2009 rate increases for certain analog and digital cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of video, broadband internet and telephony services, including, in the case of telephony services, usage-based calling plans, (c) lower telephony call volumes and (d) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable and telephony RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, broadband internet RGUs. The declines in the average numbers of analog cable and broadband internet RGUs are primarily attributable to competition, and in the case of analog cable RGUs, the migration of analog cable customers to digital cable services. In light of the current competitive and economic conditions, we expect that Austria will continue to be challenged to maintain or increase its revenue on an organic basis.

Ireland.    Ireland’s revenue decreased $8.6 million or 9.7% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, Ireland’s revenue increased $3.3 million or 3.7%. Most of this increase is attributable to an increase in subscription revenue, due to an increase in ARPU that was only partially offset by the impact of a slight decrease in the average number of RGUs. ARPU increased during the first quarter of 2009, as the positive impacts of (i) an improvement in Ireland’s RGU mix, primarily attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2009 price increase for certain video services and January 2009 and July 2008 price increases for certain broadband internet services and (iii) an increase in the proportion of broadband internet customers selecting higher-priced tiers of service were only partially offset by the negative impact of (a) increased competition, (b) lower telephony call volumes and other changes in subscriber calling patterns and (c) lower revenue from premium digital services and products. The slight decrease in the average number of RGUs is attributable to decreases in the average number of analog cable and MMDS video RGUs that were only partially offset by increases in the average numbers of broadband internet, telephony and digital cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The negative impact of the lower average number of analog cable RGUs contributed to organic declines in the average number of video RGUs and revenue from video services in Ireland during the first quarter of 2009, as compared to the first quarter of 2008.

Hungary.    Hungary’s revenue decreased $23.7 million or 23.7% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, Hungary’s revenue decreased $0.7 million or 0.7%, as a decline in subscription revenue was only partially offset by an increase in non-subscription revenue. Subscription revenue declined during the first quarter of 2009, as the negative impact of lower ARPU was only partially offset by the positive impact of a higher average number of RGUs. The decline in subscription revenue, which, as discussed under Overview above, is largely related to the significant competition we are experiencing in Hungary, includes declines in revenue from video and broadband internet services that were only partially offset by an increase in revenue from telephony services. ARPU declined during the first quarter of 2009, as compared to the first quarter of 2008, as the positive impacts of (i) improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of digital cable and broadband internet RGUs and (ii) the positive impact of Hungary’s second quarter 2008 launch of digital cable services were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet, video and telephony services and (c) lower telephony call volumes and other changes in subscriber calling patterns. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet, telephony and DTH RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily due to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The increase in non-subscription revenue during the first quarter of 2009 is primarily attributable to an increase in B2B revenue due to growth in the number of business telephony subscribers.

Other Central and Eastern Europe.    Other Central and Eastern Europe’s revenue decreased $44.7 million or 19.0% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $2.4 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, Other Central and Eastern Europe’s revenue increased $10.1 million or 4.3%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of RGUs. The increase in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable (mostly in the Czech Republic, Poland and Romania), broadband internet (mostly in Poland, the Czech Republic and Romania) and telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania), that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs, which is attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to a decline in the average number of total video RGUs in Other Central and Eastern Europe during the first quarter of 2009, as compared to the first quarter of 2008. This decline includes video RGU decreases in Romania, the Czech Republic and, to a lesser extent, Slovenia and Slovakia that were only partially offset by a small increase in Poland. ARPU remained relatively constant in our Other Central and Eastern Europe segment during the first quarter of 2009, as compared to the first quarter of 2008, as the positive impacts of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable (due in part to the launch of digital cable services in Poland and Slovakia during the second quarter of 2008 and in Slovenia during the third quarter of 2008) and broadband internet RGUs and (ii) rate increases for video services in certain countries were offset by the negative impacts of (a) increased competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers, (c) lower revenue from premium video services and products and (d) lower telephony call volumes and other changes in telephony subscriber calling patterns. The negative impact of the lower average number of video RGUs contributed to an organic decline in revenue from video services in Other Central and Eastern Europe during the first quarter of 2009, as compared to the first quarter of 2008.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania. In Romania, competition has contributed to declines in ARPU, video revenue and overall revenue during the first quarter of 2009, as compared to the first quarter of 2008. In response to the elevated level of competition in Romania, we have implemented aggressive pricing and marketing strategies. These strategies have contributed to an organic increase in Romania’s video revenue and overall revenue during the first quarter of 2009, as compared to the fourth quarter of 2008. While these strategies were implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods, no assurance can be given that we will be successful in meeting these objectives. We expect that we will continue to experience significant competition in future periods in Romania and other markets within our Other Central and Eastern Europe segment.

Telenet (Belgium).    Telenet’s revenue increased $2.2 million or 0.6% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase includes $36.7 million attributable to the impact of the Interkabel Acquisition. Excluding FX and the effects of the Interkabel Acquisition, Telenet’s revenue increased $22.0 million or 5.9%. This increase is attributable to an increase in subscription revenue that was only partially offset by a decrease in non-subscription revenue. The increase in subscription revenue is due to (i) a higher average number of RGUs during the first quarter of 2009 and (ii) an increase in ARPU. The increase in average RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU increased during the first quarter of 2009, as compared to the first quarter of 2008, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, (iii) an increase in revenue from set-top box rentals due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes, and (iv) February 2009 price increases for digital and analog cable services were only partially offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services, primarily due to lower call volumes and changes in subscriber calling patterns. Non-subscription revenue decreased during the first quarter of 2009, as compared to the first quarter of 2008, as an increase in installation revenue was more than offset by lower revenue from set-top box sales and interconnect fees. The decrease in interconnect fees is due primarily to the January 1, 2009 reduction in fixed-line termination rates imposed by regulatory authorities. No further reductions in these termination rates are currently anticipated.

J:COM (Japan).    J:COM’s revenue increased $183.7 million or 27.0% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase includes $57.0 million attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of these acquisitions, J:COM’s revenue increased $31.5 million or 4.6%. This increase is attributable to an increase in subscription revenue that was only partially offset by a decrease in non-subscription revenue. The increase in subscription revenue is due primarily to higher average numbers of telephony, broadband internet and video RGUs during the first quarter of 2009, as compared to the first quarter of 2008. ARPU remained relatively constant during the first quarter of 2009, as the positive impacts of (i) a higher proportion of digital cable RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, and (iii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) increased competition and (b) lower telephony call volumes. The decrease in J:COM’s non-subscription revenue during the first quarter of 2009, as compared to the first quarter of 2008, is due primarily to a decline in revenue from its B2B construction services.

VTR (Chile).    VTR’s revenue decreased $30.7 million or 16.5% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, VTR’s revenue increased $18.0 million or 9.6%. This increase is attributable to an increase in subscription revenue, due to (i) higher average numbers of broadband internet, telephony and video RGUs and (ii) an increase in ARPU during the first quarter of 2009, as compared to the first quarter of 2008. ARPU increased during the first quarter of 2009, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, (ii) March 2008, September 2008 and January 2009 inflation adjustments for certain video, broadband internet and telephony services and (iii) the continued migration of certain telephony subscribers to an unlimited fixed-rate calling plan were only partially offset by the negative impacts of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, and (b) an increase in the proportion of subscribers selecting lower-priced tiers of video, broadband internet and telephony services.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$83.0	$98.3	$(15.3)	(15.6)	(3.0)
Switzerland	70.9	77.7	(6.8)	(8.8)	(1.8)
Austria	37.2	48.5	(11.3)	(23.3)	(11.8)
Ireland	37.4	42.2	(4.8)	(11.4)	2.1

Total Western Europe	228.5	266.7	(38.2)	(14.3)	(3.5)

Hungary	29.6	37.3	(7.7)	(20.6)	3.5
Other Central and Eastern Europe	69.3	86.1	(16.8)	(19.5)	4.6

Total Central and Eastern Europe	98.9	123.4	(24.5)	(19.9)	4.3

Central and corporate operations	14.8	14.8	—	—	14.0

Total UPC Broadband Division	342.2	404.9	(62.7)	(15.5)	(0.5)
Telenet (Belgium)	134.9	139.1	(4.2)	(3.0)	11.4
J:COM (Japan)	317.2	261.1	56.1	21.5	8.1
VTR (Chile)	70.0	78.0	(8.0)	(10.3)	17.8
Corporate and other	133.1	160.0	(26.9)	(16.8)	6.3
Intersegment eliminations	(17.7)	(22.3)	4.6	20.6	8.7

Total operating expenses excluding stock-based compensation expense	979.7	1,020.8	(41.1)	(4.0)	6.0

Stock-based compensation expense	2.5	2.0	0.5	25.0

Total consolidated LGI	$982.2	$1,022.8	$(40.6)	(4.0)

General.    Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency costs and expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division.    The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) decreased $62.7 million or 15.5% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $1.5 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s operating expenses decreased $3.5 million or 0.8%. This decrease includes the following factors:

•

A decrease in interconnect and access costs of $6.6 million or 13.7%, due primarily to (i) lower interconnect and access rates in Austria and Switzerland, (ii) lower B2B volume in the Netherlands and (iii) lower telephony usage in Switzerland;

•

An increase in programming and related costs of $6.1 million or 6.7%, primarily due to (i) growth in digital cable services, predominantly in Austria, the Netherlands and Switzerland, and (ii) foreign currency exchange fluctuations with respect to non-functional currency costs and expenses associated with certain programming contracts in our central and eastern European markets, including Hungary, Romania and Poland. These increases were partially offset by decreases in programming and related costs in Ireland as a result of (i) lower video cable RGUs and (ii) the impact of subscribers selecting lower-priced tiers of digital video services and products;

•	An increase in billing and collections expenses of $3.1 million, as economic conditions and other factors have contributed to a rise in bad debt expense in most markets;

•

A decrease in management fees of $2.1 million, primarily due to the second quarter 2008 renegotiation of an agreement with the noncontrolling interest owners of one of our operating subsidiaries in Austria; and

•	Individually insignificant net decreases in other operating expense categories.

Telenet (Belgium).    Telenet’s operating expenses (exclusive of stock-based compensation expense) decreased $4.2 million or 3.0% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of an $18.3 million increase attributable to the impact of the Interkabel Acquisition. Excluding FX and the effects of the Interkabel Acquisition, Telenet’s operating expenses decreased $2.4 million or 1.7%. This decrease includes the following factors:

•	A decrease in the cost of set-top boxes sold to customers of $5.4 million or 62.0%, mostly due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes;

•	A decrease in bad debt expense of $3.4 million, due primarily to certain favorable settlements during the first quarter of 2009 and improvements in credit and collection procedures;

•	An increase in network-related expenses of $1.7 million or 11.4%, primarily related to higher costs for electricity; and

•	Individually insignificant net increases in other operating expense categories.

J:COM (Japan).    J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $56.1 million or 21.5% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase includes $15.7 million attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of acquisitions, J:COM’s operating expenses increased $5.4 million or 2.1%. This increase includes the following factors:

•

A decrease in construction-related costs of $6.7 million or 70.0%, primarily due to a decrease in B2B construction services provided during the first quarter of 2009, as compared to the first quarter of 2008;

•	An increase in interconnect and access charges of $3.0 million or 10.1%, primarily due to a higher number of broadband internet and telephony subscribers;

•	An increase in costs associated with J:COM’s programming distribution operations of $2.7 million or 16.2%, including costs associated with a channel that was launched in April 2008;

•	An increase in personnel costs of $1.7 million or 3.7%, primarily due to higher staffing levels and annual wage increases;

•

An increase in programming and related costs of $1.0 million or 1.6%, as a result of growth in the average number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services; and

•	Individually insignificant net increases in other operating expense categories.

VTR (Chile).    VTR’s operating expenses (exclusive of stock-based compensation expense) decreased $8.0 million or 10.3% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, VTR’s operating expenses increased $13.9 million or 17.8%. This increase includes the following factors:

•

An increase in programming and related costs of $9.2 million or 46.4%, due primarily to (i) foreign currency exchange fluctuations with respect to VTR’s U.S. dollar denominated programming contracts and (ii) growth in VTR’s digital cable services. Most of VTR’s programming contracts are denominated in U.S. dollars;

•	An increase in bad debt expense of $1.4 million, due primarily to economic conditions and an increase in VTR’s customer base; and

•	An increase in network-related expenses of $1.1 million or 19.5%, due primarily to higher costs for electricity.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$31.2	$36.5	$(5.3)	(14.5)	(1.6)
Switzerland	36.7	42.4	(5.7)	(13.4)	(6.9)
Austria	19.4	22.9	(3.5)	(15.3)	(2.6)
Ireland	11.6	12.3	(0.7)	(5.7)	8.5

Total Western Europe	98.9	114.1	(15.2)	(13.3)	(2.7)

Hungary	8.4	11.6	(3.2)	(27.6)	(5.2)
Other Central and Eastern Europe	23.8	29.9	(6.1)	(20.4)	4.1

Total Central and Eastern Europe	32.2	41.5	(9.3)	(22.4)	1.5

Central and corporate operations	36.7	44.9	(8.2)	(18.3)	(2.5)

Total UPC Broadband Division	167.8	200.5	(32.7)	(16.3)	(1.8)
Telenet (Belgium)	51.1	60.4	(9.3)	(15.4)	(2.5)
J:COM (Japan)	170.0	134.6	35.4	26.3	12.4
VTR (Chile)	24.4	32.9	(8.5)	(25.8)	(2.8)
Corporate and other	56.3	62.5	(6.2)	(9.9)	6.1
Intersegment eliminations	(1.0)	(1.4)	0.4	28.6	11.1

Total SG&A expenses excluding stock-based compensation expense	468.6	489.5	(20.9)	(4.3)	3.0

Stock-based compensation expense	23.0	38.3	(15.3)	(39.9)

Total consolidated LGI	$491.6	$527.8	$(36.2)	(6.9)

General.    SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results

below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency costs and expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division.    The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) decreased $32.7 million or 16.3% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $0.3 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s SG&A expenses decreased $3.9 million or 2.0%. This decrease is primarily attributable to a decrease in outsourced labor and professional fees of $2.1 million or 18.2% and individually insignificant net decreases in other SG&A expense categories. The decrease in outsourced labor and professional fees is due primarily to decreases in information technology costs incurred by the UPC Broadband Division’s central and corporate operations.

Telenet (Belgium).    Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $9.3 million or 15.4% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $0.9 million increase attributable to the impact of the Interkabel Acquisition. Excluding FX and the Interkabel Acquisition, Telenet’s SG&A expenses decreased $2.4 million or 4.0%. This decrease includes the followings factors:

•	A decrease in personnel costs of $2.2 million or 8.9%, as decreased costs associated with reduced staffing levels were only partially offset by the impact of annual wage increases;

•

An increase in sales and marketing costs of $2.2 million or 10.9%, as higher digital cable subscriber additions have led to increased sales commissions. This increase was partially offset by the impact of fewer marketing campaigns; and

•	Individually insignificant net decreases in other SG&A expense categories.

J:COM (Japan).    J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $35.4 million or 26.3% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase includes $17.2 million attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of acquisitions, J:COM’s SG&A expenses decreased $0.5 million or 0.3%, as an increase in personnel costs of $4.8 million or 5.1% was more than offset by (i) a decrease in sales and marketing costs of $2.2 million or 14.8% and (ii) individually insignificant net decreases in other SG&A expense categories. The increase in personnel costs is due primarily to higher staffing levels and annual wage increases.

VTR (Chile).    VTR’s SG&A expenses (exclusive of stock-based compensation expense) decreased $8.5 million or 25.8% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, VTR’s SG&A expenses decreased $0.9 million or 2.8%. This decrease includes the following factors:

•	A decrease in sales and marketing costs of $1.0 million or 6.9%, as decreased costs associated with marketing campaigns were only partially offset by increased sales commissions;

•	A decrease in labor and related costs of $1.0 million or 11.0%, primarily due to higher severance and travel costs incurred during the first quarter of 2008; and

•	Individually insignificant net increases in other SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our consolidated loss before income taxes, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$152.7	$166.3	$(13.6)	(8.2)	5.6
Switzerland	130.5	132.3	(1.8)	(1.4)	6.2
Austria	58.0	68.4	(10.4)	(15.2)	(2.6)
Ireland	30.8	33.9	(3.1)	(9.1)	4.0

Total Western Europe	372.0	400.9	(28.9)	(7.2)	4.3

Hungary	38.3	51.1	(12.8)	(25.0)	(2.7)
Other Central and Eastern Europe	97.1	118.9	(21.8)	(18.3)	6.2

Total Central and Eastern Europe	135.4	170.0	(34.6)	(20.4)	3.5

Central and corporate operations	(49.3)	(57.0)	7.7	13.5	(1.8)

Total UPC Broadband Division	458.1	513.9	(55.8)	(10.9)	4.3
Telenet (Belgium)	190.6	174.9	15.7	9.0	25.3
J:COM (Japan)	375.8	283.6	92.2	32.5	17.8
VTR (Chile)	61.4	75.6	(14.2)	(18.8)	6.7
Corporate and other	43.6	52.7	(9.1)	(17.3)	15.9

Total	$1,129.5	$1,100.7	$28.8	2.6	11.8

Operating Cash Flow Margin

	Three months ended March 31,
	2009	2008
	%	%
UPC Broadband Division:
The Netherlands	57.2	55.2
Switzerland	54.8	52.4
Austria	50.6	48.9
Ireland	38.6	38.3

Total Western Europe	53.2	51.3
Hungary	50.2	51.1
Other Central and Eastern Europe	51.1	50.6

Total Central and Eastern Europe	50.8	50.8

Total UPC Broadband Division, including central and corporate operations	47.3	45.9
Telenet (Belgium)	50.6	46.7
J:COM (Japan)	43.5	41.7
VTR (Chile)	39.4	40.5

While we experienced improvement in the operating cash flow margins of most of our reportable segments during the first quarter of 2009, as compared to the first quarter of 2008, competitive and economic factors have resulted in a slight decline in the operating cash flow margins of Hungary and VTR. Foreign currency impacts associated with non-functional currency costs and expenses have also negatively impacted operating cash flow margins in our VTR, Hungary and Other Central and Eastern Europe segments. The improvements in the operating cash flow margins of our other reportable segments are largely a function of increased operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in our operating and SG&A expenses. Cost containment efforts also have positively impacted the operating cash flow margins of our reportable segments. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2009	2008	$	%	%	%
	in millions
Subscription revenue (a):
Video	$1,225.5	$1,223.2	$2.3	0.2	10.1	3.7
Broadband internet	621.3	611.3	10.0	1.6	10.0	7.6
Telephony	345.7	348.0	(2.3)	(0.7)	6.8	5.4

Total subscription revenue	2,192.5	2,182.5	10.0	0.5	9.6	5.0
Other revenue (b)	404.0	452.2	(48.2)	(10.7)	(1.1)	(1.8)
Intersegment eliminations	(18.7)	(23.7)	5.0	21.1	8.9	8.9

Total consolidated LGI	$2,577.8	$2,611.0	$(33.2)	(1.3)	7.9	4.0

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Our consolidated revenue decreased $33.2 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $102.0 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, total consolidated revenue increased $103.9 million or 4.0%.

Excluding FX and the effects of acquisitions, our consolidated subscription revenue increased $110.2 million or 5.0% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase is attributable to (i) a $46.5 million or 7.6% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) a $44.8 million or 3.7% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, and (iii) an $18.9 million or 5.4% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Excluding FX and the effects of acquisitions, our consolidated other revenue decreased $8.3 million or 1.8%, during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is primarily attributable to decreases in B2B and interconnect revenue that were only partially offset by higher programming and installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our consolidated operating expenses decreased $40.6 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of a $37.3 million increase attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $0.5 million. For additional information, see the discussion following SG&A expenses below. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated operating expenses increased $23.5 million or 2.3% during the three months ended March 31, 2009, as compared to the corresponding prior year period. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses above, this increase generally reflects the net impact of (i) increases in programming and other direct costs, (ii) net decreases in interconnect and access charges, (iii) increases in labor costs, (iv) net increases in network-related expenses and (v) less significant net increases in other operating expense categories.

SG&A expenses

Our consolidated SG&A expenses decreased $36.2 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is net of an $18.7 million increase attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $15.3 million. For additional information, see the discussion in the following paragraph. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated SG&A expenses decreased $3.9 million or 0.8% during the three months ended March 31, 2009, as compared to the corresponding prior year period. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses above, this decrease generally reflects the net impact of (i) net increases in labor costs, (ii) net decreases in sales and marketing costs, (iii) net decreases in outsourced labor and professional fees and (iv) less significant net decreases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation expense that is associated with LGI common stock and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2009	2008
	in millions
LGI common stock:
LGI performance plans (a)	$12.2	$27.3
Stock options, SARs, restricted shares and restricted share units	8.0	9.7

Total LGI common stock	20.2	37.0
Other	5.3	3.3

Total	$25.5	$40.3

Included in:
Operating expense	$2.5	$2.0
SG&A expense	23.0	38.3

Total	$25.5	$40.3

(a)	The stock-based compensation expense related to the LGI performance plans during the three months ended March 31, 2009 includes a $5.1 million reduction associated with the settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction associated with certain forfeitures. For additional information concerning these items, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our consolidated depreciation and amortization expense decreased $5.5 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, depreciation and amortization expense increased $61.5 million or 8.7%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated and (iii) increases associated with acquisitions.

Impairment, restructuring and other operating charges (credits), net

We recognized impairment, restructuring and other operating charges (credits), net, of $0.8 million and ($1.5 million) during the three months ended March 31, 2009 and 2008, respectively. The 2008 amount includes a $9.2 million gain on the sale of our interests in certain aircraft.

Based on business conditions and market values that existed at March 31, 2009, we concluded that no circumstances or events occurred that would require us to test goodwill or other long-lived assets for impairments. However, the market values of the publicly-traded equity of our company and certain of our publicly-traded subsidiaries remain at historically low levels and we continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our and our subsidiaries’ equity values decline further or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity values, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

Interest expense

Our consolidated interest expense decreased $69.4 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. Excluding FX, interest expense decreased $28.3 million or 10.1%. This decrease is primarily attributable to a decrease in our weighted average interest rate that was only partially offset by (i) the impact of an increase in our average outstanding indebtedness and (ii) a slight increase in the amortization of deferred financing costs. The decline in our weighted average interest rate is due primarily to lower interest rates on the UPC Broadband Holding Bank Facility and our other variable-rate indebtedness.

In light of the ongoing disruption in the credit markets, it is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates incurred on our variable-rate indebtedness could increase in future periods. As further discussed under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our consolidated interest and dividend income decreased $13.3 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease primarily is attributable to (i) a decrease in our average consolidated cash and cash equivalent and restricted cash balances and (ii) lower weighted average interest rates earned on such balances. Dividend income remained relatively constant during the first quarter of 2009, as compared to the first quarter of 2008.

Realized and unrealized losses on derivative instruments, net

Our realized and unrealized losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the underlying contracts are fully or partially settled and (ii) realized gains (losses) upon the full or partial settlement of the underlying contracts. The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2009	2008
	in millions
Equity-related derivatives (a)	$(75.7)	$130.3
Cross-currency and interest rate derivative contracts (b)	(62.7)	(460.0)
Foreign currency forward contracts	(8.8)	(5.2)
Other	0.1	(0.5)

Total	$(147.1)	$(335.4)

(a)	Includes activity related to the Sumitomo Collar and the News Corp. Forward. The loss during the 2009 period primarily is attributable to (i) a loss associated with a decrease in the value of the Japanese yen relative to the U.S. dollar and (ii) a loss associated with an increase in the market price of Sumitomo common stock. The gain for the 2008 period primarily is attributable to (i) a gain associated with a decrease in the market price of Sumitomo common stock and (ii) a gain associated with an increase in the value of the Japanese yen relative to the U.S. dollar.

(b)

The loss during the 2009 period primarily is attributable to the net effect of (i) gains associated with a decrease in the value of the Hungarian forint, Polish zloty, Czech koruna and Swiss franc relative to the euro, (ii) losses associated with a decrease in market interest rates in the euro, Chilean peso, Swiss franc and U.S. dollar markets and (iii) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar and the euro. The loss during the 2008 period is attributable to the net effect of (i) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar, (ii) losses associated with a decrease in market interest rates in the euro, U.S. dollar, Australian dollar and Japanese yen markets, (iii) losses associated with an increase in the value of the Swiss franc relative to the euro, (iv) losses associated with a decrease in the value of the U.S. dollar relative to the euro and (v) gains associated with a decrease in the value of the Hungarian forint and Romanian lei relative to the euro.

For additional information concerning our derivative instruments, see note 5 to our condensed consolidated financial statements. For information concerning the market sensitivity of certain of our derivative instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended March 31,
	2009	2008
	in millions
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	$(276.3)	$191.0
Yen denominated debt issued by U.S. subsidiaries	160.7	(180.9)
U.S. dollar denominated debt issued by a European subsidiary	(118.5)	152.9
U.S. dollar denominated debt issued by a Latin American subsidiary	41.0	63.5
Cash and restricted cash denominated in a currency other than the entity’s functional currency	22.4	(65.7)
Other	(3.1)	11.8

Total	$(173.8)	$172.6

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt include unrealized gains (losses) associated with changes in fair values that are non-cash in nature until such time as the investments are sold or the debt is repurchased. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended March 31,
	2009	2008
	in millions
Investments (a):
News Corp.	$(13.6)	$(9.6)
Sumitomo	(4.8)	(47.8)
Other, net (b)	(39.2)	7.1
Debt — UGC Convertible Notes (c)	37.5	72.3

Total	$(20.1)	$22.0

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	The 2009 amount primarily relates to a decrease in the fair value of Cyfra+ that is largely attributable to a decrease in the value of the Polish zloty as compared to the euro and U.S. dollar.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 amount includes a gain recognized in connection with our March 2009 repurchases of portions of the outstanding UGC Convertible Notes. For additional information, see notes 6 and 8 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $121.5 million and $100.9 million during the three months ended March 31, 2009 and 2008, respectively.

The income tax expense for the 2009 period differs from the expected income tax benefit of $42.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions and (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans.

The income tax expense for the 2008 period differs from the expected income tax benefit of $9.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions and (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate.

Net loss

During the three months ended March 31, 2009 and 2008, we reported net losses of $243.7 million and $126.6 million, respectively, including (i) operating income of $404.6 million and $357.8 million, respectively, and (ii) non-operating expense of $526.8 million and $383.5 million, respectively. Gains or losses associated with (i) the disposition of assets, (ii) changes in the fair values of derivative instruments, investments and debt and (iii) movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating charges (credits), net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $26.0 million during the three months ended March 31, 2009, as compared to the corresponding prior year period. This increase is primarily attributable to an improvement in the operating results of J:COM.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2009. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2009 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$11.7
Non-operating subsidiaries	543.7

Total LGI and non-operating subsidiaries	555.4

Operating subsidiaries:
J:COM	302.5
Telenet	66.2
Austar	55.5
VTR	44.2
UPC Holding (excluding VTR)	30.7
Chellomedia	9.2
Liberty Puerto Rico	3.7
Other operating subsidiaries	2.1

Total operating subsidiaries	514.1

Total cash and cash equivalents	$1,069.5

Liquidity of LGI and its Non-operating Subsidiaries

The $11.7 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $543.7 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2009. Our remaining cash and cash equivalents of $514.1 million at March 31, 2009 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries and (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first three months of 2009. Most of this cash was used to repurchase LGI common stock and UGC Convertible Notes. See notes 8 and 9 to our condensed consolidated financial statements.

As further described in note 9 to our condensed consolidated financial statements, we repurchased during the first quarter of 2009 a total of 7,508,400 shares of our LGI Series C common stock at a weighted average price of $14.62 per share, for an aggregate purchase price of $109.8 million, including direct acquisition costs. At March 31, 2009, the remaining amount authorized under our current stock repurchase plan was $235.2 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan and the LGJ Holdings Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of LGI’s obligations under the LGI Performance Plans to the extent not satisfied through the issuance of LGI common stock, (iii) the satisfaction of contingent liabilities, (iv) acquisitions, (v) the repurchase of LGI’s equity and debt securities, or (vi) other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available on favorable terms, or at all.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2009, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with acquisitions, loans to LGI, capital distributions to LGI and other equity owners, or other investment opportunities. In light of current market conditions, no assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2009 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2009 was 4.3 and the ratio of our March 31, 2009 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended March 31, 2009 was 3.9.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 5 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments. Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to repay or limit our borrowings under the UPC Broadband Holding Facility in order to maintain compliance with applicable leverage covenants.

At March 31, 2009, our outstanding consolidated debt and capital lease obligations aggregated $19.3 billion, including $467.6 million that is classified as current in our condensed consolidated balance sheet and $17.6 billion that is due in 2012 or thereafter. J:COM debt and capital lease obligations account for $379.8 million of the current portion of our debt and capital lease obligations. For additional information concerning the maturities of our debt and capital lease obligations, see notes 8 and 15 to our condensed consolidated financial statements.

In addition to our debt and capital lease obligations, we have certain contingent liabilities that could require us to issue shares or make cash payments in future periods. For additional information, see note 13 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions that have resulted, or are expected to result, in the extension of our subsidiaries’ debt maturities, see notes 8 and 15 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the ongoing disruption in the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, the continuation or worsening of the weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

All of our consolidated debt and capital lease obligations at March 31, 2009 had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances, see notes 8 and 15 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our reported cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below.

General.    During the three months ended March 31, 2009, we used net cash provided by our operating activities of $703.9 million and $232.4 million of our existing cash and cash equivalent balances (excluding a $72.1 million decrease due to changes in foreign currency exchange rates) to fund net cash used by our investing activities of $533.8 million and net cash used by our financing activities of $402.5 million.

Operating Activities.    Net cash flows from operating activities increased $56.4 million, from $647.5 million during the first three months of 2008 to $703.9 million during the first three months of 2009. This increase primarily is attributable to the net effect of (i) an increase in net cash provided by operating activities due to lower cash payments for interest, (ii) an increase in cash paid related to certain derivative instruments, (iii) an increase in the cash generated by our video, voice and broadband internet services and (iv) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities.    Net cash used by investing activities decreased $25.7 million, from $559.5 million during the first three months of 2008 to $533.8 million during the first three months of 2009. This decrease is due primarily to the net effect of (i) a decrease in cash paid in connection with acquisitions, net of cash acquired, of $53.2 million, (ii) a decrease in proceeds received upon disposition of assets of $20.2 million and (iii) an increase in capital expenditures of $16.9 million. The increase in capital expenditures was significantly reduced by FX.

The UPC Broadband Division accounted for $248.5 million and $264.6 million of our consolidated capital expenditures during the three months ended March 31, 2009 and 2008, respectively. The decrease in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for support capital such as information technology upgrades and general support systems and (iv) an increase in expenditures for new build and upgrade projects to expand services.

Telenet accounted for $95.6 million and $98.9 million of our consolidated capital expenditures during the three months ended March 31, 2009 and 2008, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $6.3 million and nil of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $101.9 million and $98.9 million during the three months ended March 31, 2009 and 2008, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2009 period primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) a decrease in expenditures for new build and upgrade projects to expand services, (iii) a decrease due to FX, (iv) an increase associated with the Interkabel Acquisition and (v) a decrease in expenditures for support capital such as information technology upgrades and general support systems.

J:COM accounted for $120.1 million and $74.7 million of our consolidated capital expenditures during the three months ended March 31, 2009 and 2008, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $40.5 million and $38.6 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $160.6 million and $113.3 million during the three months ended March 31, 2009 and 2008, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) an increase due to FX, (ii) an increase related to the effect of acquisitions, (iii) an increase in expenditures for new build and upgrade projects to expand services, (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems and (v) a decrease in expenditures for the purchase and installation of customer premise equipment.

VTR accounted for $43.6 million and $46.8 million of our consolidated capital expenditures during the three months ended March 31, 2009 and 2008, respectively. The decrease in the capital expenditures of VTR is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase in expenditures for the purchase and installation of customer premise equipment and (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems.

Financing Activities.    Net cash used by financing activities decreased $447.6 million, from $850.1 million during the first three months of 2008 to $402.5 million during the first three months of 2009. This decrease primarily is attributable to the net effect of (i) a decrease in cash paid to repurchase our LGI common stock of $613.2 million, (ii) a $118.7 million increase in cash used for net repayments of debt and (iii) a decrease in the reported net use of cash due to FX.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At March 31, 2009, our European subsidiaries held cash balances of $488.7 million that were denominated in euros and J:COM and Super Media collectively held cash balances of $330.8 million that were denominated in Japanese yen. Subject to applicable debt covenants, these euro and Japanese yen cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At March 31, 2009, the aggregate fair value of these investments was approximately $423.8 million. Where appropriate, we manage our exposure to market price fluctuations with derivative instruments such as the Sumitomo Collar and the News Corp. Forward.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2009, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations through the applicable maturity dates of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, the euro, the Swiss franc, the Polish zloty, the Czech koruna, the Hungarian forint and the Japanese yen and the forward sale of the euro, the Swiss franc, the Czech koruna, the Japanese yen, the Chilean peso and the Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our capital expenditures and operating and SG&A expenses were not hedged as of March 31, 2009, we expect to increase our use of hedging strategies with respect to these risks during the remainder of 2009. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 34.6% and 33.5% of our U.S. dollar revenue during the three months ended March 31, 2009 was derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2009	December 31, 2008
Spot rates:
Euro	0.7559	0.7167
Swiss franc	1.1434	1.0687
Japanese yen	99.350	90.790
Chilean peso	585.05	638.50
Hungarian forint	232.55	190.27
Australian dollar	1.4436	1.4192

	Three months ended March 31,
	2009	2008
Average rates:
Euro	0.7667	0.6671
Swiss franc	1.1478	1.0676
Japanese yen	93.638	105.24
Chilean peso	607.09	462.87
Hungarian forint	225.86	173.02
Australian dollar	1.5064	1.1047

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At March 31, 2009, we effectively paid a fixed interest rate on 94% of our variable-rate debt (excluding VTR’s cash-collateralized variable-rate debt) through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2009 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at March 31, 2009 declines to 80%. With the exception of an LGE Financing interest rate cap contract, which covers periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate.    At March 31, 2009, our variable-rate indebtedness aggregated $14.6 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.28%, excluding the effects of interest rate derivative agreements, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, deferred financing costs or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $73.1 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Credit Risk

We are exposed to the risk that the counterparties to our financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. In addition, most of our cash is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of AA-. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by the recent liquidity problems of financial institutions. We generally do not require our counterparties to provide collateral or other security or to enter into master netting arrangements.

At March 31, 2009, our exposure to credit risk included (i) derivative assets with a fair value of $1,057.1 million, (ii) cash, cash equivalent and restricted cash balances of $1,552.4 million and (iii) aggregate undrawn debt facilities of $1,413.3 million, including CLP 136,391.6 million ($233.1 million) of commitments under the VTR Credit Facility for which we would be required to set aside an equivalent amount of cash collateral.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €420.0 million ($555.6 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €146.2 million ($193.4 million);

(iii)	an instantaneous increase of 10% in the value of the euro relative to the U.S dollar would have decreased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €98.0 million ($129.6 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €97.7 million ($129.2 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €44.3 million ($58.6 million);

(v)	an instantaneous increase of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €30.9 million ($40.9 million) and conversely, a decrease of 10% would have increased the aggregate value by approximately €30.4 million ($40.2 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €19.2 million ($25.4 million);

(vii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $6.2 million ($6.3 million); and

(viii)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $9.5 million ($10.0 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 35.9 billion ($61.4 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 8.4 billion ($14.4 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2009:

(i)	an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €7.6 million ($10.1 million); and

(ii)	an instantaneous decrease in the relevant base rate of 50 basis points (0.50%) would have decreased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €14.3 million ($18.9 million).

UGC Convertible Notes

Holding all other factors constant, at March 31, 2009:

(i)	an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €5.2 million ($6.9 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €2.1 million ($2.8 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €6.5 million ($8.6 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €4.5 million ($6.0 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €7.0 million ($9.3 million) and conversely, an increase of 10% would have decreased the fair value by approximately €4.4 million ($5.8 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €3.9 million ($5.2 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €4.1 million ($5.4 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2009:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.7 billion ($37.2 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.6 billion ($36.2 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥3.6 billion ($36.2 million).

Item 4.	Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2009. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2009, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

(c)    Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2009 through January 31, 2009:
Series C	3,656,700	$15.92	3,656,700	(b	)
February 1, 2009 through February 28, 2009:
Series C	2,559,600	$13.96	2,559,600	(b	)
March 1, 2009 through March 31, 2009:
Series C	1,292,100	$12.26	1,292,100	(b	)
Total—January 1, 2009 through March 31, 2009:
Series C	7,508,400	$14.62	7,508,400	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At March 31, 2009, we were authorized to purchase an additional $235.2 million of our LGI Series A and Series C common stock.

In addition to the shares listed in the table above, 29,914 shares of LGI Series A common stock and 29,766 shares of LGI Series C common stock were surrendered during the first quarter of 2009 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K)).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).
4	Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding B.V. as Borrower, UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, as Facility Agent, and the other banks and financial institutions named therein (the “Facility Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).
4.2	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).
4.3	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding BV (as Borrower), UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility Q Lenders under the Facility Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated April 27, 2009 (File No. 000-51360) (the April 2009 8-K/A)).
4.4	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing Partnership (as Borrower), UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility R Lenders under the Facility Agreement (incorporated by reference to the April 2009 8-K/A).
10	Material Contracts:
10.1	Form of Grant Acceptance for Restricted Share Units under the Senior Executive Performance Incentive Plan.*
10.2	Liberty Global, Inc. 2009 Annual Performance Award Plan for executive officers and key employees under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2009 (File No. 000-51360)).
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
100.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: May 5, 2009	/s/ Michael T. Fries
Michael T. Fries President and Chief Executive Officer

Dated: May 5, 2009	/s/ Charles H.R. Bracken
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 5, 2009	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding B.V. as Borrower, UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, as Facility Agent, and the other banks and financial institutions named therein (the “Facility Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.2	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.3	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding BV (as Borrower), UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility Q Lenders under the Facility Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 27, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.4	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing Partnership (as Borrower), UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility R Lenders under the Facility Agreement (incorporated by reference to the April 2009 8-K/A).

10	Material Contracts:

10.1	Form of Grant Acceptance for Restricted Share Units under the Senior Executive Performance Incentive Plan.*

10.2	Liberty Global, Inc. 2009 Annual Performance Award Plan for executive officers and key employees under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2009 (File No. 000-51360)).

31	Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith