Form 10-Q
period 2009-06-30
Liberty Global, Inc.
filed 2009-08-04
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51360

Liberty Global, Inc.

(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 31, 2009 was:

Series A common stock — 131,425,884 shares;

Series B common stock — 7,191,210 shares; and

Series C common stock — 125,490,607 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,752.9	$1,374.0
Trade receivables, net	820.4	1,002.8
Deferred income taxes	232.0	280.8
Derivative instruments (note 5)	105.1	193.6
Current assets of discontinued operations (note 3)	8.6	—
Other current assets	400.2	382.5

Total current assets	3,319.2	3,233.7
Restricted cash (note 8)	470.8	470.8
Investments (note 4)	1,011.1	979.8
Property and equipment, net (note 7)	11,719.5	12,035.4
Goodwill (note 7)	12,932.4	13,144.7
Intangible assets subject to amortization, net (note 7)	2,130.4	2,405.0
Long-term assets of discontinued operations (note 3)	181.2	—
Other assets, net (note 5)	1,617.0	1,716.7

Total assets	$33,381.6	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	June 30, 2009	December 31, 2008
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$725.6	$735.0
Deferred revenue and advance payments from subscribers and others	779.6	918.4
Current portion of debt and capital lease obligations (note 8)	516.3	513.0
Derivative instruments (note 5)	657.7	441.7
Accrued interest	121.7	142.4
Current liabilities of discontinued operations (note 3)	8.8	—
Other accrued and current liabilities	1,414.8	1,491.6

Total current liabilities	4,224.5	4,242.1
Long-term debt and capital lease obligations (note 8)	20,209.1	19,989.9
Deferred tax liabilities	786.8	902.7
Long-term liabilities of discontinued operations (note 3)	20.2	—
Other long-term liabilities (note 5)	2,275.2	2,356.7

Total liabilities	27,515.8	27,491.4

Commitments and contingencies (notes 10 and 13)

Equity (note 9):
Liberty Global, Inc. stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 133,111,224 and 136,334,241 shares, respectively	1.3	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,191,210 and 7,191,210 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 127,119,535 and 137,703,628 shares, respectively	1.3	1.4
Additional paid-in capital	3,984.5	4,124.0
Accumulated deficit	(2,266.7)	(1,874.9)
Accumulated other comprehensive earnings, net of taxes	1,108.7	1,141.0

Total Liberty Global, Inc. stockholders	2,829.2	3,393.0
Noncontrolling interests	3,036.6	3,101.7

Total equity	5,865.8	6,494.7

Total liabilities and equity	$33,381.6	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions, except per share amounts

Revenue (note 12)	$2,653.0	$2,713.7	$5,215.9	$5,308.9

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	995.9	1,058.1	1,972.4	2,075.1
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	522.1	552.6	1,012.2	1,079.0
Depreciation and amortization	709.7	740.0	1,403.3	1,440.3
Impairment, restructuring and other operating charges, net (note 7)	123.4	3.3	124.2	1.9

	2,351.1	2,354.0	4,512.1	4,596.3

Operating income	301.9	359.7	703.8	712.6

Non-operating income (expense):
Interest expense (note 12)	(212.8)	(290.7)	(423.0)	(570.3)
Interest and dividend income	6.6	16.9	28.1	51.8
Realized and unrealized gains (losses) on derivative instruments, net (notes 5 and 6)	(398.5)	406.4	(545.6)	71.0
Foreign currency transaction gains, net	258.6	210.4	84.8	383.0
Realized and unrealized gains due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	87.3	22.8	67.2	44.8
Losses on debt modifications (note 8)	(24.3)	—	(24.3)	—
Share of results of affiliates, net	(1.1)	0.3	1.0	2.8
Other income (expense), net	(1.9)	1.2	(1.1)	0.7

	(286.1)	367.3	(812.9)	(16.2)

Earnings (loss) from continuing operations before income taxes	15.8	727.0	(109.1)	696.4
Income tax expense	(17.2)	(189.2)	(139.1)	(290.0)

Earnings (loss) from continuing operations	(1.4)	537.8	(248.2)	406.4
Earnings from discontinued operations, net of taxes (note 3)	2.4	4.4	5.5	9.2

Net earnings (loss)	1.0	542.2	(242.7)	415.6
Net earnings attributable to noncontrolling interests	(94.1)	(114.0)	(149.1)	(143.0)

Net earnings (loss) attributable to Liberty Global, Inc. stockholders	$(93.1)	$428.2	$(391.8)	$272.6

Earnings (loss) per share attributable to Liberty Global, Inc. stockholders — Series A, Series B and Series C common stock (note 11):
Basic:
Continuing operations	$(0.35)	$1.32	$(1.44)	$0.80
Discontinued operations	0.01	0.01	0.01	0.02

	$(0.34)	$1.33	$(1.43)	$0.82

Diluted:
Continuing operations	$(0.35)	$1.10	$(1.44)	$0.53
Discontinued operations	0.01	0.01	0.01	0.02

	$(0.34)	$1.11	$(1.43)	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions

Net earnings (loss)	$1.0	$542.2	$(242.7)	$415.6

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	292.2	(490.2)	(181.8)	477.5
Other	(0.7)	8.5	0.1	4.5

Other comprehensive earnings (loss)	291.5	(481.7)	(181.7)	482.0

Comprehensive earnings (loss)	292.5	60.5	(424.4)	897.6
Comprehensive loss (earnings) attributable to noncontrolling interests	(159.3)	52.0	0.3	(218.0)

Comprehensive earnings (loss) attributable to Liberty Global, Inc. stockholders	$133.2	$112.5	$(424.1)	$679.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Liberty Global, Inc. stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global, Inc. stockholders	Noncontrolling interests	Total equity

	Series A	Series B	Series C
	in millions
Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net loss	—	—	—	—	(391.8)	—	(391.8)	149.1	(242.7)
Other comprehensive loss, net of taxes	—	—	—	—	—	(32.3)	(32.3)	(149.4)	(181.7)
Repurchase and cancellation of common stock (note 9)	(0.1)	—	(0.1)	(204.7)	—	—	(204.9)	—	(204.9)
Stock-based compensation, net of taxes (note 10)	—	—	—	25.4	—	—	25.4	—	25.4
Reclassification of LGI Performance Plans obligation to be settled with Liberty Global, Inc. common stock (note 10)	—	—	—	36.4	—	—	36.4	—	36.4
Dividends and distributions to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(63.5)	(63.5)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	3.4	—	—	3.4	(1.3)	2.1

Balance at June 30, 2009	$1.3	$0.1	$1.3	$3,984.5	$(2,266.7)	$1,108.7	$2,829.2	$3,036.6	$5,865.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2009	2008
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(242.7)	$415.6
Earnings from discontinued operations	(5.5)	(9.2)

Earnings (loss) from continuing operations	(248.2)	406.4
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	59.4	83.3
Depreciation and amortization	1,403.3	1,440.3
Impairment, restructuring and other operating charges, net	124.2	1.9
Amortization of deferred financing costs and non-cash interest	30.9	22.1
Realized and unrealized losses (gains) on derivative instruments, net	545.6	(71.0)
Foreign currency transaction gains, net	(84.8)	(383.0)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net of dividends	(48.9)	(43.6)
Losses on debt modifications	24.3	—
Share of results of affiliates, net	(1.0)	(2.8)
Deferred income tax expense	4.8	207.2
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(232.2)	(150.4)
Net cash provided by operating activities of discontinued operations	13.8	16.3

Net cash provided by operating activities	1,591.2	1,526.7

Cash flows from investing activities:
Capital expended for property and equipment	(1,081.9)	(1,077.7)
Cash paid in connection with acquisitions, net of cash acquired	(3.3)	(135.5)
Other investing activities, net	(6.5)	18.6
Net cash used by investing activities of discontinued operations	(9.3)	(6.6)

Net cash used by investing activities	(1,101.0)	(1,201.2)

Cash flows from financing activities:
Borrowings of debt	1,087.1	853.7
Repayments and repurchases of debt and capital lease obligations	(846.4)	(446.2)
Repurchase of Liberty Global, Inc. common stock	(206.9)	(1,613.7)
Payment of financing costs	(61.7)	(19.7)
Other financing activities, net	(40.0)	8.2

Net cash used by financing activities	(67.9)	(1,217.7)

Effect of exchange rates on cash	(43.4)	67.6

Net increase (decrease) in cash and cash equivalents:
Continuing operations	374.4	(825.1)
Discontinued operations	4.5	0.5

Net increase (decrease) in cash and cash equivalents	378.9	(824.6)

Cash and cash equivalents, beginning of period	1,374.0	2,035.5

Cash and cash equivalents, end of period	$1,752.9	$1,210.9

Cash paid for interest	$404.1	$725.5

Net cash paid for taxes	$123.3	$73.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at June 30, 2009 in 14 countries (excluding Slovenia), primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly-owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries (excluding Slovenia) and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect controlling ownership interest in Telenet Group Holding NV (Telenet) (50.2% at June 30, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at June 30, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (55.0% at June 30, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). Accordingly, we have presented UPC Slovenia as a discontinued operation in our June 30, 2009 condensed consolidated financial statements. See note 3.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of June 30, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through August 4, 2009, the date of issuance.

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

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also states that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and such adoption resulted in a change in the presentation of minority interests in subsidiaries, which was retrospectively reclassified to “noncontrolling interests” within equity.

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

FSP 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 clarifies that transaction or quoted prices may not be determinative of fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance with respect to the circumstances that indicate a transaction is not orderly and the resulting ramifications on the fair value measurement for the asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We adopted FSP 157-4 effective June 30, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

FSP 107-1

In April 2009, the FASB issued FSP No. 107, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. We adopted FSP 107-1 effective June 30, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

SFAS 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166, among other matters, (i) eliminates the concept of a qualifying special-purpose entity, (ii) creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, (iii) clarifies other sale-accounting criteria and (iv) changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for interim and annual periods beginning after November 15, 2009. We do not expect our adoption of SFAS 166 to have a material impact on our consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167, among other matters, (i) eliminates the exceptions of FASB Interpretation No. 46(R) with respect to the consolidation of qualifying special-purpose entities, (ii) contains new criteria for determining the primary beneficiary and (iii) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation No. 46(R). SFAS 167 is applicable for interim and annual periods beginning after November 15, 2009. We have not completed our analysis of the impact of SFAS 167 on our consolidated financial statements.

SFAS 168

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. In June 2009, SFAS 162 was replaced by SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles—replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 will become the source of authoritative GAAP recognized by the FASB. SFAS 168 is applicable for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 beginning in the third quarter of 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

FSP 132(R)-1

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (FSP 132(R)-1). FSP 132(R)-1 amends SFAS No. 132 (revised 2003), Employers’ Disclosures about

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The guidance provided by FSP 132(R)-1 is intended to ensure that an employer meets the objectives of the plan assets’ disclosures in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is applicable for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect our adoption of FSP 132(R)-1 to have a material impact on our consolidated financial statements.

(3)	Acquisitions and Disposition

Acquisition of Mediatti

Prior to December 25, 2008, Mediatti Communications, Inc. (Mediatti) was 45.5%-owned by Liberty Japan MC, LLC (Liberty Japan MC), our then 95.2%-indirectly-owned subsidiary, 44.7%-owned by affiliates of Olympus Capital and 9.8%-owned by other third parties. On December 24, 2008, we purchased the remaining 4.8% interest in Liberty Japan MC that we did not already own for ¥615.8 million ($6.8 million at the transaction date). On December 25, 2008, J:COM purchased 100% of the outstanding shares of Mediatti for total cash consideration before direct acquisition costs of ¥28,350.6 million ($310.5 million at the transaction date), of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). The Mediatti valuation process remains open and we expect that the most significant adjustments to the preliminary allocation will involve deferred revenue and deferred income taxes. J:COM acquired Mediatti in order to achieve certain financial, operational and strategic benefits through the integration of Mediatti with J:COM’s existing operations.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2008 give effect to (i) J:COM’s acquisition of Mediatti and (ii) the Interkabel Acquisition as if such acquisitions had been completed as of January 1, 2008. No effect has been given to the Spektrum acquisition since it would not have had a significant impact on our results of operations for the 2008 periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Three months ended June 30, 2008	Six months ended June 30, 2008
	in millions
Revenue	$2,792.6	$5,464.6

Net earnings attributable to LGI stockholders	$423.6	$263.4

Disposition of UPC Slovenia

On July 15, 2009, one of our subsidiaries sold 100% of UPC Slovenia to Mid Europa Partners for a cash purchase price of €119.5 million ($167.9 million), before working capital adjustments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we have presented UPC Slovenia as a discontinued operation in our June 30, 2009 condensed consolidated financial statements.

The major assets and liabilities of UPC Slovenia that are classified as discontinued operations in our condensed consolidated balance sheet as of June 30, 2009 are as follows:

June 30, 2009
in millions
Current assets	$8.6
Property and equipment, net	98.5
Intangible and other assets, net	82.7

Total assets	$189.8

Current liabilities	$8.8
Deferred income taxes	20.0
Other long-term liabilities	0.2

Total liabilities	$29.0

The operating results of UPC Slovenia that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Revenue	$15.4	$16.2	$30.2	$32.0

Operating income	$2.5	$4.9	$5.1	$9.7

Earnings before income taxes and noncontrolling interests	$2.5	$5.0	$5.2	$9.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(4)	Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2009	December 31, 2008
	in millions

Fair value (a)	$846.9	$815.1
Equity (b)	191.1	189.7
Cost	23.2	25.0

Total	$1,061.2	$1,029.8

Current (c)	$50.1	$50.0

Long-term	$1,011.1	$979.8

(a)	At June 30, 2009, investments accounted for using the fair value method include our investments in Sumitomo Corporation (Sumitomo), The News Corporation Limited (News Corp.) and Canal+ Cyfrowy Sp zoo (Cyfra+). Sumitomo is the owner of a noncontrolling interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority-owned subsidiary and the owner of a controlling interest in J:COM. During the second quarter of 2009, we received an $18.4 million dividend from Cyfra+. This dividend has been reflected as a reduction of our investment in Cyfra+.

(b)	At June 30, 2009, investments accounted for using the equity method include our investments in Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

(c)	Represents the fair value of our investment in shares of News Corp. Class A common stock, which were surrendered on July 9, 2009 in connection with the settlement of the related prepaid forward sale contract.

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

June 30, 2009

(unaudited)

(5)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of J:COM’s interest rate swaps, which were accounted for as cash flow hedges, we did not apply hedge accounting to our derivative instruments during the reported 2009 and 2008 periods. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2009			December 31, 2008
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$104.0	$256.2	$360.2	$182.6	$297.9	$480.5
Equity-related derivatives (c)	—	519.7	519.7	—	631.7	631.7
Foreign currency forward contracts	0.4	—	0.4	10.8	—	10.8
Other	0.7	1.0	1.7	0.2	0.9	1.1

Total (d)	$105.1	$776.9	$882.0	$193.6	$930.5	$1,124.1

Liabilities:
Cross-currency and interest rate derivative contracts (b) (e)	$616.3	$860.6	$1,476.9	$418.8	$904.3	$1,323.1
Equity-related derivatives (c)	28.4	—	28.4	17.2	—	17.2
Foreign currency forward contracts	10.8	0.4	11.2	3.6	1.5	5.1
Other	2.2	2.0	4.2	2.1	1.2	3.3

Total (d)	$657.7	$863.0	$1,520.7	$441.7	$907.0	$1,348.7

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)	As of June 30, 2009, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $14.0 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $99.9 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The change in the credit risk valuation adjustments associated with our derivative instruments resulted in a net gain of $21.3 million during the three months ended June 30, 2009 and a net loss of $20.7 million during the six months ended June 30, 2009 and these gains and losses are included in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(c)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. These fair value amounts do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the counterparty would, subject to relevant insolvency laws, be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(d)	Excludes the prepaid forward sale contract on our News Corp. Class A common stock (the News Corp. Forward), which is included in current portion of debt and capital lease obligations in our condensed consolidated balance sheets. For reasons similar to those expressed in note (c) above, the fair values of the equity derivative embedded in the News Corp. Forward do not include credit risk valuation adjustments. On July 9, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock.

(e)	As discussed above, J:COM accounts for its interest rate swaps as cash flow hedges. At June 30, 2009 and December 31, 2008, (i) the aggregate fair values of these swaps were liabilities of $18.2 million and $18.0 million, respectively, of which $4.4 million and $3.0 million, respectively, were classified as current, and (ii) our accumulated other comprehensive earnings included net losses of $3.3 million and $3.4 million, respectively, related to J:COM’s interest rate swaps. During the three and six months ended June 30, 2009 and 2008, the net losses reclassified from J:COM’s accumulated other comprehensive earnings to interest expense with respect to these cash flow hedges were not significant.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Cross-currency and interest rate derivative contracts	$(336.6)	$480.5	$(399.3)	$20.5
Equity-related derivatives (a)	(53.4)	(73.8)	(129.1)	56.5
Foreign currency forward contracts	(9.3)	(0.6)	(18.1)	(5.8)
Other	0.8	0.3	0.9	(0.2)

Total	$(398.5)	$406.4	$(545.6)	$71.0

(a)	Includes activity related to the Sumitomo Collar and the News Corp. Forward.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Six months ended June 30,
	2009	2008
	in millions
Operating activities	$(135.4)	$121.6
Investing activities	3.9	(2.0)
Financing activities	(20.3)	(7.2)

Total	$(151.8)	$112.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At June 30, 2009, our exposure to credit risk included derivative assets with a fair value of $882.0 million.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%

July 2009	€60.0	CZK	1,703.1	5.50%	5.15%
July 2009 — July 2010	€60.0	CZK	1,703.1	5.50%	5.33%
July 2010 — December 2014	€60.0	CZK	1,703.1	5.50%	6.05%
February 2010	€105.8	CZK	3,018.7	5.50%	4.88%
February 2010 — December 2014	€105.8	CZK	3,018.7	5.50%	5.80%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%

July 2009	€260.0	HUF	75,570.0	5.50%	8.75%
July 2009 — July 2010	€260.0	HUF	75,570.0	5.50%	7.80%
July 2010 — December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014	€228.0	HUF	62,867.5	5.50%	8.98%

July 2009	€245.0	PLN	1,000.6	5.50%	7.00%
July 2009 — July 2010	€245.0	PLN	1,000.6	5.50%	6.52%
July 2010 — December 2014	€245.0	PLN	1,000.6	5.50%	7.60%
December 2014	€98.4	PLN	335.0	5.50%	7.12%
July 2009 — December 2014	€57.1	PLN	270.0	5.50%	7.60%

December 2010	€200.0	RON	709.1	5.50%	10.98%
December 2010 — December 2014	€200.0	RON	709.1	5.50%	10.69%
December 2014	€89.1	RON	320.1	5.50%	10.27%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%
December 2013	€19.4	CZK	517.0	3.50%	4.49%
December 2013	$14.7	PLN	50.0	3.50%	5.56%

VTR:
September 2014	$465.5	CLP	257,654.3	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2009 are as follows:

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2010		€3,890.0	1 mo. EURIBOR + 2.00%	6 mo. EURIBOR + 1.81%
January 2010		€655.0	1 mo. EURIBOR + 2.25	6 mo. EURIBOR + 1.61
April 2012		€555.0	6 mo. EURIBOR	3.32%
December 2014		€659.5	6 mo. EURIBOR	4.67%
July 2009 (b)		€31.6	5.50%	6.58%
July 2009 — July 2010 (b)		€31.6	5.50%	5.67%
April 2010		€1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		€1,000.0	6 mo. EURIBOR	4.66%
January 2011		€193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	110,700.0	6.77%	6 mo. TAB

January 2010		$511.0	1 mo. LIBOR + 2.75%	6 mo. LIBOR + 2.17%
January 2010		$1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Chellomedia PFH:
January 2010		$88.2	1 mo. LIBOR + 3.00%	6 mo. LIBOR + 2.90%
December 2013		$88.2	6 mo. LIBOR	4.98%
January 2010		€152.7	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.82%
December 2013		€152.7	6 mo. EURIBOR	4.13%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	123.7	3 mo. AUD BBSY	3.89%
August 2013	AUD	45.0	3 mo. AUD BBSY	4.19%
August 2013	AUD	430.0	3 mo. AUD BBSY	6.78%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$166.8	3 mo. LIBOR	5.14%
March 2010		$166.8	1 mo. LIBOR + 2.25%	3 mo. LIBOR + 1.86%

VTR:
July 2013	CLP	110,700.0	6 mo. TAB	7.78%

Telenet NV, an indirect wholly-owned subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
January 2010 – December 2011		€50.0	3 mo. EURIBOR	5.29%
July 2011 – December 2015		€200.0	3 mo. EURIBOR	3.55%
June 2011 – August 2015		€350.0	3 mo. EURIBOR	3.54%

Telenet Bidco NV (Telenet Bidco), an indirect wholly-owned subsidiary of Telenet:
July 2009		€130.0	1 mo. EURIBOR + 0.38%	3 mo. EURIBOR
July 2009		€400.0	1 mo. EURIBOR + 0.37%	3 mo. EURIBOR
September 2009		€16.8	3 mo. EURIBOR	4.52%
January 2010		€762.5	1 mo. EURIBOR + 0.27%	3 mo. EURIBOR
January 2010		€300.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.98%
September 2012		€300.0	3 mo. EURIBOR	4.35%

LGJ Holdings LLC (LGJ Holdings), an indirect subsidiary of LGI:
January 2010		¥75,000.0	1 mo. TIBOR + 3.25%	6 mo. TIBOR + 3.18%
November 2012		¥75,000.0	6 mo. TIBOR	1.34%

J:COM:
September 2011		¥2,000.0	6 mo. TIBOR	1.37%
October 2011		¥10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		¥20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		¥19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014		¥10,000.0	3 mo. TIBOR	1.15%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(b)	These contracts originated as cross-currency interest rate swaps involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amounts were converted into euros at the entry rate of 30.126 SKK per euro.

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2009
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
September 2009	€10.8	4.00%
December 2017	€4.4	6.50%
December 2017	€4.4	5.50%

Telenet Bidco:
June 2011	€550.0	3.50%
September 2014	€600.0	4.65%
September 2015	€500.0	4.75%

(a)	For derivative instruments that were in effect as of June 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2009
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at June 30, 2009
in millions
October 13, 2016	$19.8
April 12, 2017	$19.8
October 12, 2017	$19.8
April 12, 2018	$419.8

Foreign Currency Forward Contracts

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2009:

LGI subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
J:COM	$21.5		¥2,222.6	July 2009 — December 2010
VTR	$64.4	CLP	38,786.1	July 2009 — June 2010
Telenet NV	$10.2		€7.4	July 2009 — December 2009
Austar Entertainment	$9.5	AUD	11.3	July 2009 — December 2009
LGE Financing	$19.4	CLP	10,877.0	July 2009

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (the UGC Convertible Notes) (see note 8). UnitedGlobalCom, Inc. (UGC) is an indirect subsidiary of LGI and the indirect parent of UPC Holding, Telenet, VTR and Austar. The reported fair values of these assets and liabilities as of June 30, 2009 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to our equity-related derivative instruments, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

June 30, 2009

(unaudited)

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

As further described in note 5, we have entered into cross-currency interest rate swaps, interest rate swaps and caps, cross-currency options and foreign currency forward contracts. The fair value measurements of these derivative instruments are determined using cash flow models. All but one of the inputs to these cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. SFAS 157 requires the incorporation of a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the overall valuations of our cross-currency interest rate swaps, interest rate swaps and our foreign currency forward contracts, we believe that the valuations of these derivative instruments fall under Level 2 of the SFAS 157 hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of SFAS 157. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the SFAS 157 fair value hierarchy. Our credit risk valuation adjustment with respect to the UGC Convertible Notes is quantified and explained in note 8.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill and the values of certain other assets and liabilities. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow analyses fall under Level 3 of the SFAS 157 fair value hierarchy. During June 2009, we performed nonrecurring fair value measurements in connection with a goodwill impairment assessment. See note 7.

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at June 30, 2009 using:
Description	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$921.2	$—	$362.3	$558.9
Investments	846.9	515.5	—	331.4

Total assets	$1,768.1	$515.5	$362.3	$890.3

Liabilities:
UGC Convertible Notes	$469.2	$—	$—	$469.2
Derivative instruments	1,520.7	—	1,492.3	28.4

Total liabilities	$1,989.9	$—	$1,492.3	$497.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

		Fair value measurements at December 31, 2008 using:
Description	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$1,164.4	$—	$492.4	$672.0
Investments	815.1	442.2	—	372.9

Total assets	$1,979.5	$442.2	$492.4	$1,044.9

Liabilities:
UGC Convertible Notes	$574.5	$—	$—	$574.5
Derivative instruments	1,348.7	—	1,331.5	17.2

Total liabilities	$1,923.2	$—	$1,331.5	$591.7

(a)	Includes the embedded derivative component of the News Corp. Forward, which is included within current portion of debt and capital lease obligations in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2009	$372.9	$654.8	$(574.5)	$453.2
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(129.1)	—	(129.1)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(22.2)	—	16.1	(6.1)
Interest expense	—	—	(5.2)	(5.2)
Repurchase of UGC Convertible Notes (note 8)	—	—	90.1	90.1
Purchases, settlements, foreign currency translation adjustments and other	(19.3)	4.8	4.3	(10.2)

Balance of asset (liability) at June 30, 2009	$331.4	$530.5	$(469.2)	$392.7

(a)	With the exception of a $25.9 million gain recognized in connection with our March 2009 repurchases of portions of the UGC Convertible Notes, all of the gains (losses) recognized during the six months ended June 30, 2009 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(7)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2009	December 31, 2008
	in millions
Distribution systems	$17,949.0	$17,349.7
Support equipment, buildings and land	2,447.3	2,288.1

	20,396.3	19,637.8
Accumulated depreciation	(8,676.8)	(7,602.4)

Total property and equipment, net	$11,719.5	$12,035.4

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

	January 1, 2009	Acquisition- related adjustments	Impairments	Reclassified to discontinued operations	Foreign currency translation adjustments and other	June 30, 2009
	in millions
UPC Broadband Division:
The Netherlands	$1,279.5	$—	$—	$—	$1.9	$1,281.4
Switzerland	2,658.6	—	—	—	(39.8)	2,618.8
Austria	841.6	—	—	—	5.9	847.5
Ireland	249.0	—	—	—	1.7	250.7

Total Western Europe	5,028.7	—	—	—	(30.3)	4,998.4

Hungary	384.2	—	—	—	(7.8)	376.4
Other Central and Eastern Europe	889.7	—	(118.8)	(55.5)	2.9	718.3

Total Central and Eastern Europe	1,273.9	—	(118.8)	(55.5)	(4.9)	1,094.7

Total UPC Broadband Division	6,302.6	—	(118.8)	(55.5)	(35.2)	6,093.1

Telenet (Belgium)	2,204.8	74.4	—	—	15.4	2,294.6
J:COM (Japan)	3,551.2	(3.8)	—	—	(190.5)	3,356.9
VTR (Chile)	418.5	—	—	—	82.2	500.7
Corporate and other	667.6	0.3	—	—	19.2	687.1

Total LGI	$13,144.7	$70.9	$(118.8)	$(55.5)	$(108.9)	$12,932.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

During the fourth quarter of 2008, we recorded a $144.8 million goodwill impairment charge with respect to our broadband communications reporting unit in Romania. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors have led to (i) lower than expected levels of revenue, cash flows and subscribers during the first six months of 2009 and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. This impairment charge is included in impairment, restructuring and other operating charges, net, in our condensed consolidated statements of operations. Further hypothetical decreases of 20% and 30% in the fair value of our Romanian reporting unit at June 30, 2009 would have resulted in additional estimated goodwill impairment charges ranging from approximately $45 million to $75 million and from approximately $75 million to $105 million, respectively.

We continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity values, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2009	December 31, 2008
	in millions
Gross carrying amount:
Customer relationships	$3,052.0	$3,150.3
Other	352.4	345.3

	$3,404.4	$3,495.6

Accumulated amortization:
Customer relationships	$(1,142.0)	$(973.0)
Other	(132.0)	(117.6)

	$(1,274.0)	$(1,090.6)

Net carrying amount:
Customer relationships	$1,910.0	$2,177.3
Other	220.4	227.7

	$2,130.4	$2,405.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(8)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2009				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
		in millions
Debt:
UPC Broadband Holding Bank Facility	3.74%		€323.1	$454.0	$7,782.4	$7,463.7	$8,723.7	$8,823.1
UPC Holding Senior Notes	8.80%		€—	—	2,011.9	1,141.3	2,180.8	1,534.8
Telenet Credit Facility	3.52%		€310.0	435.6	2,643.7	2,695.8	2,795.9	2,769.6
J:COM Credit Facility	0.95%		¥30,000.0	311.5	139.7	411.3	139.9	440.2
Other J:COM debt	1.18%		¥10,000.0	103.8	1,769.8	1,412.4	1,769.8	1,641.9
UGC Convertible Notes (e)	1.75%		—	—	469.2	574.5	469.2	574.5
Sumitomo Collar Loan	1.88%		—	—	972.4	1,031.6	972.4	1,031.6
Austar Bank Facility	4.49%		—	—	642.1	535.4	685.4	598.0
LGJ Holdings Credit Facility	3.59%		—	—	707.4	740.2	778.7	826.1
VTR Bank Facility (f)	3.86%	CLP	136,391.6	255.6	465.5	465.5	465.5	465.5
Chellomedia Bank Facility	3.73%		€25.0	35.1	247.3	269.4	267.5	301.2
Liberty Puerto Rico Bank Facility	2.34%		—	—	156.8	154.1	176.8	167.6
Other	8.18%		—	—	176.3	156.3	176.3	156.3

Total debt	3.95%			$1,595.6	$18,184.5	$17,051.5	19,601.9	19,330.4

Capital lease obligations:
J:COM							657.0	704.2
Telenet							434.7	438.0
Other subsidiaries							31.8	30.3

Total capital lease obligations							1,123.5	1,172.5

Total debt and capital lease obligations							20,725.4	20,502.9
Current maturities							(516.3)	(513.0)

Long-term debt and capital lease obligations							$20,209.1	$19,989.9

(a)	Represents the weighted average interest rate in effect at June 30, 2009 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2009 without regard to covenant compliance calculations. At June 30, 2009, our availability under the UPC Broadband Holding Bank Facility was limited to €241.1 million ($338.8 million). Additionally, when the June 30, 2009 bank reporting requirements have been completed, we anticipate that our availability under (i) the UPC Broadband Holding Bank Facility will be limited to €196.7 million ($276.4 million) and (ii) the Chellomedia Bank Facility will be limited to €21.5 million ($30.2 million). To the extent we were to draw on the VTR Bank Facility (as defined below) commitments, we would be required to set aside an equivalent amount of cash collateral.

(c)	The fair values of our debt instruments were determined using discounted cash flow models. The discount rates used in these models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts are net of discounts, where applicable.

(e)	The UGC Convertible Notes are measured at fair value. Our assessment of the fair value of the UGC Convertible Notes included an estimated credit risk component of $107.5 million at June 30, 2009. This credit risk component is estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk during the three and six months ended June 30, 2009 resulted in a gain (loss) of $5.1 million and ($3.5 million), respectively, that are included in realized and unrealized gains due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 6.

(f)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $465.5 million at June 30, 2009, of which $4.7 million is reflected as a current asset and $460.8 million is presented as a long-term asset in our condensed consolidated balance sheet.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. In March 2009, two additional facility accession agreements (Facilities Q and R) were entered into under the UPC Broadband Holding Bank Facility. Facility Q is a redrawable term loan facility with an initial principal amount of €267.0 million ($375.2 million). Facility R is a non-redrawable term loan facility with an initial principal amount of €236.0 million ($331.6 million). Both Facility Q and Facility R closed on March 25, 2009, whereby certain of the lenders under the €830.0 million ($1,166.2 million) Facility L, which was fully drawn at such date, novated, in whole or in part, their drawn commitments (in the aggregate amount of €503.0 million ($706.8 million)) to Liberty Global Europe BV (LGE), a direct subsidiary of UPC Broadband Holding, and entered into either the new Facility Q or new Facility R. On April 27, 2009, UPC Broadband Holding entered into two new facility accession agreements to increase the sizes of Facilities Q and R by €70.0 million ($98.4 million) and €27.3 million ($38.4 million), respectively. In connection with these new accession agreements, certain lenders under Facility L novated, in whole or in part, their drawn commitments in the amount of €97.3 million ($136.7 million) to LGE and entered into either Facility Q or Facility R.

On May 6, 2009, two additional facility accession agreements (Facilities S and T) were entered into under the UPC Broadband Holding Bank Facility. UPC Broadband Holding and the existing Facility M and Facility N lenders under the UPC Broadband Holding Bank Facility agreed to roll (i) €1.67 billion ($2.35 billion) of the existing Facility M commitments into Facility S, a non-redrawable term loan facility denominated in euros and (ii) $500.0 million of the existing Facility N commitments into Facility T, a non-redrawable term loan facility denominated in

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

U.S. dollars. Following the execution of the Facility S accession agreement and the Facility T accession agreement, the Facility M and Facility N lenders that decided to roll their commitments (the Rolling Lenders) novated their existing Facility M and Facility N commitments to LGE and entered into either the new Facility S or Facility T. LGE was the initial lender under Facility S and Facility T and novated its Facility S and Facility T commitments to the Rolling Lenders. On May 22, 2009, Facility S was increased by €30.0 million ($42.2 million) (Facility S2) pursuant to an additional facility accession agreement. Following the execution of the Facility S2 accession agreement, the Facility M lender that decided to roll its commitment (the Rolling S2 Lender) novated its existing Facility M commitment to LGE and entered into the new Facility S2. LGE was the initial lender under Facility S2 and novated its Facility S2 commitment to the Rolling S2 Lender.

On June 3, 2009, an additional facility accession agreement (Facility U) was entered into under the UPC Broadband Holding Bank Facility. UPC Broadband Holding and the existing Facility M lenders under the UPC Broadband Holding Bank Facility agreed to roll €1,235.8 million ($1,736.4 million) of the existing Facility M commitments into Facility U, a non-redrawable term loan facility denominated in euros. Following the execution of the Facility U accession agreement, the Facility M lenders that agreed to roll their commitments (the Rolling M Lenders) novated their existing Facility M commitments to LGE and entered into the new Facility U. LGE was the initial lender under Facility U and novated its Facility U commitments to the Rolling M Lenders. The process of novating Facility M commitments to the new Facility U was completed in July 2009, with all but €16.4 million ($23.0 million) of the novations completed by June 30, 2009.

Fees and third-party costs incurred during the first six months of 2009 in connection with the partial refinancings of Facilities L, M and N included $32.6 million related to the completion of Facilities Q and R and $20.1 million related to the completion of Facilities S, T and U. In accordance with applicable guidance, the fees and third-party costs related to Facilities Q and R were capitalized as deferred financing costs and the fees and third-party costs related to Facilities S, T and U were charged to expense and included in losses on debt modifications in our condensed consolidated statements of operations.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of June 30, 2009 are summarized in the following table:

			June 30, 2009
Facility	Final maturity date		Interest rate	Facility amount (in borrowing currency) (a)		Unused borrowing capacity	Outstanding principal amount
				in millions
I	April 1, 2010		EURIBOR + 2.50%	€48.1		$67.6	$—
L	July 3, 2012		EURIBOR + 2.25%	€229.7		245.9	76.8
M	(b	)	EURIBOR + 2.00%	€970.7		—	1,363.8
N	(b	)	LIBOR + 1.75%	$1,400.0		—	1,400.0
O	July 31, 2013		(c )	(c	)	—	67.0
P	September 2, 2013		LIBOR + 2.75%	$511.5		—	511.5
Q	(d	)	EURIBOR + 2.75%	€337.0		140.5	333.0
R	(d	)	EURIBOR + 3.25%	€263.3		—	369.9
S	(e	)	EURIBOR + 3.75%	€1,700.0		—	2,388.5
T	(e	)	LIBOR + 3.50%	$500.0		—	500.0
U	(f	)	EURIBOR + 4.00%	€1,219.4		—	1,713.2

Total						$454.0	$8,723.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(a)	The total committed amounts of Facilities I and L are €250.0 million ($351.3 million) and €830.0 million ($1,166.2 million), respectively, however, €202.0 million ($283.8 million) and €600.3 million ($843.5 million), respectively, had been novated to LGE at June 30, 2009. Therefore, total third-party commitments at June 30, 2009 under Facilities I and L were €48.1 million ($67.6 million) and €229.7 million ($322.7 million), respectively.

(b)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(c)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers—Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($30.7 million) sub-tranche and (ii) a PLN 115.1 million ($36.3 million) sub-tranche.

(d)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(e)	The final maturity dates for Facilities S and T are the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($351.3 million) or more.

(f)	The final maturity date for Facility U is the earlier of (i) December 31, 2017 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due in 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate amount of €250.0 million ($351.3 million) or more.

UPC Holding Senior Notes

On April 30, 2009, UPC Holding (i) exchanged €115.4 million ($162.1 million) aggregate principal amount of its existing 7.75% Senior Notes due 2014, together with a cash payment of €4.6 million ($6.5 million), and (ii) €69.1 million ($97.1 million) aggregate principal amount of its 8.625% Senior Notes due 2014, together with a cash payment of €4.1 million ($5.8 million), for €184.4 million ($259.1 million) aggregate principal amount of new 9.75% Senior Notes due April 2018 (the 9.75% Senior Notes). In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged Senior Notes and incurred applicable commissions and fees, including fees paid to third parties of $4.2 million that were recognized as a loss during the second quarter of 2009 and included in losses on debt modifications in our condensed consolidated statements of operations.

On April 30, 2009, UPC Holding also issued €65.6 million ($92.2 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($77.0 million).

On May 29, 2009, UPC Holding issued €150.0 million ($210.8 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% Senior Notes due April 2018 (the 9.875% Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($187.9 million) and $369.7 million, respectively. The net proceeds from the issuance of the 9.75% and 9.875% Senior Notes, after deducting applicable commissions and fees, were used for general corporate purposes.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

The terms of the 9.75% and 9.875% Senior Notes are substantially identical (other than as to interest, maturity and redemption) to the terms of the existing UPC Holding Senior Notes.

At any time prior to April 15, 2013 in the case of the 9.75% Senior Notes and April 15, 2014 in the case of the 9.875% Senior Notes, UPC Holding may redeem some or all of such Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until April 15, 2013 or 2014, as the case may be, using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points.

UPC Holding may redeem some or all of the 9.75% and 9.875% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set out below:

	Redemption Price
Year	9.75% Senior Notes	9.875% Senior Notes
2013	104.875%	N.A.
2014	102.437%	104.938%
2015	100.000%	102.469%
2016 and thereafter	100.000%	100.000%

In addition, at any time prior to April 15, 2012, UPC Holding may redeem up to 35% of the 9.75% and 9.875% Senior Notes (at a redemption price of 109.75% and 109.875% of the principal amount, respectively) with the net proceeds from one or more specified equity offerings. UPC Holding may redeem all of the 9.75% and 9.875% Senior Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the 9.75% and 9.875% Senior Notes at a redemption price of 101%.

The details of the UPC Holding Senior Notes as of June 30, 2009 are summarized in the following table:

		June 30, 2009
UPC Holding Senior Notes due:	Interest rate	Outstanding principal amount (in borrowing currency)	Outstanding principal amount (U.S. $ equivalent)	Estimated fair value	Carrying amount (a)
			in millions
January 2014	7.750%	€384.6	$540.4	$483.3	$540.4
January 2014	8.625%	€230.9	324.5	297.5	324.5
November 2016	8.000%	€300.0	421.5	356.6	421.5
April 2018	9.750%	€400.0	562.0	507.0	524.4
April 2018	9.875%	$400.0	400.0	367.5	370.0

			$2,248.4	$2,011.9	$2,180.8

(a)	Amounts are net of discounts, where applicable.

Telenet Credit Facility

In June 2009, Telenet Bidco amended its existing senior credit facility agreement (the Telenet Credit Facility), whereby the undrawn €225.0 million ($316.1 million) term loan B2 facility (the Initial B2 Facility), which was

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

available to be drawn up to June 30, 2009, was divided into two separate facilities: (i) a €135.0 million ($189.7 million) term loan facility (the B2A Facility), which is available to be drawn up to and including June 30, 2010, and (ii) a €90.0 million ($126.5 million) term loan facility (the B2B Facility), which was available to be drawn up to and including June 30, 2009. The B2B Facility was drawn in full on June 29, 2009. The applicable terms and conditions of the B2A Facility and the B2B Facility are the same as the Initial B2 Facility, with an applicable margin of 2.50% over EURIBOR.

Other J:COM Debt

In March 2009, J:COM entered into (i) a ¥15.0 billion ($155.7 million) variable-rate term loan agreement, of which ¥5.0 billion ($51.9 million) is due in March 2012 and ¥10.0 billion ($103.8 million) is due in March 2015, (ii) a ¥10.0 billion variable-interest rate term loan agreement due in March 2014, (iii) a ¥4.0 billion ($41.5 million) variable-interest rate term loan agreement due in March 2014 and (iv) a ¥1.0 billion ($10.4 million) fixed-interest rate term loan agreement due in March 2016. All amounts under these agreements were fully drawn in March 2009 and proceeds were used to repay borrowings outstanding on certain other J:COM revolving credit facilities. The interest rate on the new variable-interest rate loans are based on three-month TIBOR plus a margin ranging from 0.43% to 0.65%. The new ¥1.0 billion fixed-interest loan bears interest at 1.85%. These new loan agreements contain covenants similar to those of J:COM’s existing credit facilities.

UGC Convertible Notes

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at a purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The $25.9 million change in the fair value of the repurchased UGC Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized gains due to changes in fair values of certain investments and debt, net, in our condensed consolidated statement of operations for the six months ended June 30, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on June 30, 2009 exchange rates:

Debt:

	UPC Holding (excluding VTR) (a)	VTR (b)	Telenet	J:COM	Austar	Other (c)	Total
	in millions
Year ended December 31:
Remainder of 2009	$8.1	$4.7	$—	$134.5	$—	$93.4	$240.7
2010	0.7	4.7	—	133.5	—	5.2	144.1
2011	0.2	4.7	—	199.8	181.7	566.0	952.4
2012	77.1	4.7	744.7	162.0	99.9	784.0	1,872.4
2013	1,443.6	4.7	372.3	725.5	403.8	259.3	3,209.2
2014	3,096.8	442.0	186.2	419.6	—	169.3	4,313.9
Thereafter	6,355.1	—	1,573.9	134.8	—	1,003.8	9,067.6

Total debt maturities	10,981.6	465.5	2,877.1	1,909.7	685.4	2,881.0	19,800.3
Net embedded equity derivative, fair value adjustment and unamortized discounts	(67.6)	—	—	—	—	(130.8)	(198.4)

Total debt	$10,914.0	$465.5	$2,877.1	$1,909.7	$685.4	$2,750.2	$19,601.9

Current portion	$8.1	$4.7	$—	$203.9	$—	$55.3	$272.0

Noncurrent portion	$10,905.9	$460.8	$2,877.1	$1,705.8	$685.4	$2,694.9	$19,329.9

(a)	For purposes of this table, we have assumed that (i) the €800.0 million ($1,124.1 million) principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed in 2013, (ii) Facilities M, N and Q of the UPC Broadband Holding Bank Facility will be repaid in 2014, (iii) Facility R of the UPC Broadband Holding Bank Facility will be repaid in 2015, (iv) Facilities S and T of the UPC Broadband Holding Bank Facility will be repaid in 2016 and (v) Facility U of the UPC Broadband Holding Bank Facility will be repaid in 2017.

(b)	Amounts represent borrowings under the VTR Bank Facility, for which the source of repayment is expected to be the related cash collateral account.

(c)	The remainder of 2009 amount includes $89.3 million of borrowings under the News Corp. Forward, which we settled in July 2009 by surrendering the underlying shares of News Corp. Class A common stock held by our company. The 2011 amount includes the €399.0 million ($560.6 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Capital lease obligations:

	J:COM	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2009	$109.3	$32.6	$4.9	$146.8
2010	198.5	63.1	4.5	266.1
2011	154.6	61.1	3.8	219.5
2012	114.1	58.9	3.4	176.4
2013	70.4	55.2	2.9	128.5
2014	32.4	53.5	2.7	88.6
Thereafter	27.2	306.7	27.9	361.8

	706.5	631.1	50.1	1,387.7
Amounts representing interest	(49.5)	(196.4)	(18.3)	(264.2)

Present value of net minimum lease payments	$657.0	$434.7	$31.8	$1,123.5

Current portion	$203.9	$35.1	$5.3	$244.3

Noncurrent portion	$453.1	$399.6	$26.5	$879.2

Non-cash Refinancing Transactions

During the six months ended June 30, 2009 and 2008, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $5,585.0 million and $389.0 million, respectively.

(9)	Equity

Stock Repurchases

At December 31, 2008, we were authorized to purchase an additional $94.8 million of our LGI Series A and Series C common stock, pursuant to our then existing stock repurchase program. In February 2009, our board of directors authorized a new stock repurchase program under which we were authorized to acquire from time to time up to $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our stock repurchase programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

During the first six months of 2009, we acquired 3,249,238 shares of our LGI Series A common stock at a weighted average price of $14.93 per share and 10,656,292 shares of our LGI Series C common stock at a weighted average price of $14.68 per share, for an aggregate purchase price of $204.9 million, including direct acquisition costs. At June 30, 2009, the remaining amount authorized under our current repurchase program was $140.2 million. In July 2009, the amount authorized under our current repurchase program was increased by an additional $250 million. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. Subsequent to June 30, 2009 and through July 31, 2009, we purchased an additional 1,689,674 shares of our LGI Series A common stock at a weighted average price of $17.23 per share and 1,652,766 shares of our LGI Series C common stock at a weighted average price of $17.22 per share, for an aggregate purchase price of $57.6 million, including direct acquisition

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

costs. After giving effect to these repurchases and the increased authorization, the remaining amount authorized under our current repurchase program was $332.7 million.

Subsidiary Dividends and Distributions

Telenet — On May 28, 2009, Telenet announced that its Board of Directors had approved a distribution to its shareholders of €0.50 per share or €55.9 million ($76.1 million at the average rate for the period). This distribution, which was accrued by Telenet following the approval of its Board of Directors, will be paid on September 1, 2009. Our share of this capital distribution will be €28.0 million ($38.1 million at the average rate for the period) and the noncontrolling interest owners’ share will be €27.9 million ($38.0 million at the average rate for the period). The noncontrolling interest owners’ share of this distribution has been reflected as a reduction of noncontrolling interests’ equity in our condensed consolidated statement of equity.

J:COM — During the third quarter of 2008 and the first quarter of 2009, J:COM paid dividends to its shareholders of ¥500 per share or ¥3.428 billion ($31.8 million at average rate for the period) and ¥250 per share or ¥1.715 billion ($18.3 million at the average rate for the period), respectively. During the second quarter of 2009, Super Media distributed substantially all of its share of the proceeds from these J:COM dividends to our company and Sumitomo. After deducting withholding taxes, our share of these J:COM dividends was ¥1.853 billion ($19.1 million at the average rate for the period) and the noncontrolling interest owners’ share was ¥3.112 billion ($31.0 million at the average rate for the period). The noncontrolling interest owners’ share of the J:COM dividends has been reflected as a reduction of noncontrolling interests’ equity in our condensed consolidated statement of equity.

(10)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
LGI common stock:
LGI performance plans	$18.8	$22.9	$31.0	$50.2
Stock options, stock appreciation rights (SARs), restricted shares and restricted share units	11.3	11.9	20.7	21.6

Total LGI common stock	30.1	34.8	51.7	71.8
Other	3.8	8.2	7.7	11.5

Total	$33.9	$43.0	$59.4	$83.3

Included in:
Operating expense	$1.9	$3.5	$4.4	$5.5
SG&A expense	32.0	39.5	55.0	77.8

Total	$33.9	$43.0	$59.4	$83.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of June 30, 2009:

	LGI Series A, Series B and Series C common stock (a)	LGI performance plans (b)
Total compensation expense not yet recognized (in millions)	$88.9	$89.5

Weighted average period remaining for expense recognition (in years)	2.9	2.3

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 25,474,546 shares available for grant as of June 30, 2009 before considering any shares that might be issued to satisfy the 2010 and 2011 payments under the LGI performance-based incentive plans. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. Any shares issued in satisfaction of our obligations under the LGI performance-based incentive plans will reduce the shares available for grant under the LGI Incentive Plan. The LGI Director Incentive Plan had 9,246,845 shares available for grant as of June 30, 2009. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

(b)	Amounts relate to the LGI performance-based incentive plans. Compensation expense under these performance-based incentive plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors could elect to cash settle all or any portion of the vested awards under these performance-based incentive plans.

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

Six months ended June 30,
LGI common stock:	2009	2008
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	1.82 – 3.09%	2.63 – 3.96%
Expected life	3.2 – 8.2 years	4.5 – 6.0 years
Expected volatility	43.00 – 54.50%	24.10 – 26.10%
Expected dividend yield	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$ 8.08	$ 10.90
SARs	$ 6.25	$ 9.94
Restricted stock	$ 12.70	$ 35.52

Total intrinsic value of awards exercised (in millions):
Options	$ —	$ 4.4
SARs	$ 0.2	$ 7.1
Cash received from exercise of options (in millions)	$ —	$ 7.9
Income tax benefit related to stock-based compensation (in millions)	$ 13.8	$ 16.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Stock Award Activity — LGI Common Stock

The following tables summarize the LGI stock award activity during the six months ended June 30, 2009 under the LGI and UGC incentive plans. The tables also include activity related to LGI stock awards granted to directors and employees of Liberty Media Corporation (Liberty Media) in connection with the June 2004 spin-off of LGI International, Inc. to Liberty Media shareholders. Liberty Media is the former parent company of LGI International, the predecessor to LGI.

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	5,435,145	$21.83
Granted	65,000	$14.91
Expired or canceled	(403,664)	$41.02
Forfeited	(71,311)	$25.54
Exercised	—	$—

Outstanding at June 30, 2009	5,025,170	$20.15	3.54	$9.4

Exercisable at June 30, 2009	4,530,749	$19.82	3.33	$9.4

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2009	3,066,716	$20.01	3.34	$—

Exercisable at June 30, 2009	3,066,716	$20.01	3.34	$—

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	8,353,012	$20.00
Granted	65,000	$14.82
Expired or canceled	(403,664)	$38.26
Forfeited	(71,311)	$24.11
Exercised	—	$—

Outstanding at June 30, 2009	7,943,037	$19.00	3.50	$9.1

Exercisable at June 30, 2009	7,448,616	$18.78	3.37	$9.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	639,792	$31.79
Granted	2,483,328	$12.76
Expired or canceled	—	$—
Forfeited	(31,852)	$31.74
Released from restrictions	(151,703)	$28.11

Outstanding at June 30, 2009	2,939,565	$15.91	1.07

Restricted stock and restricted stock units — LGI Series B common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2009	11,854	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at June 30, 2009	—	$—	—

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	651,450	$29.78
Granted	2,403,874	$12.64
Expired or canceled	—	$—
Forfeited	(31,852)	$29.90
Released from restrictions	(163,003)	$26.25

Outstanding at June 30, 2009	2,860,469	$15.58	1.10

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,958,980	$25.27
Granted	2,054,691	$15.82
Expired or canceled	(1,486,389)	$36.81
Forfeited	(72,654)	$33.76
Exercised	(16,694)	$10.90

Outstanding at June 30, 2009	4,437,934	$16.94	5.25	$5.2

Exercisable at June 30, 2009	2,012,814	$17.10	3.84	$4.1

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,993,297	$23.75
Granted	2,053,991	$15.63
Expired or canceled	(1,484,989)	$34.43
Forfeited	(72,654)	$31.73
Exercised	(23,288)	$10.45

Outstanding at June 30, 2009	4,466,357	$16.41	5.24	$5.8

Exercisable at June 30, 2009	2,040,874	$16.28	3.83	$4.5

At June 30, 2009, total SARs outstanding included 136,538 LGI Series A common stock capped SARs and 136,538 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of a LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Exchange Offer for LGI Options and SARs

On May 13, 2009, our board of directors authorized an option and SAR exchange offer for certain outstanding LGI equity awards (Eligible Awards) granted under the LGI Incentive Plan. Under the terms of the exchange offer, certain LGI employees, other than those of our senior executives who hold Eligible Awards, were given the opportunity to exchange Eligible Awards for the grant of new SARs on a 2-for-1 basis (exchange two existing options or SARs for one new SAR). Pursuant to the exchange offer, which was completed on June 16, 2009, eligible participants tendered, and LGI accepted for cancellation and exchange, Eligible Awards consisting of options and SARs covering an aggregate of 1,789,210 shares of LGI Series A common stock and 1,787,810 shares of LGI Series C common stock from 170 participants, representing approximately 99% of the total Series A and Series C shares underlying the options and SARs eligible for exchange. On June 16, 2009, after the cancellation of the tendered Eligible Awards, LGI granted new SARs to the exchange offer participants in respect of 894,627 shares of LGI Series A common stock and 893,927 shares of LGI Series C common stock, as applicable. The new SARs have a base price equal to $14.73 per share and $14.50 per share of LGI Series A and Series C common stock, respectively, which represents the closing price of such stock on June 16, 2009. The new SARs (i) vest 12.5% on November 1, 2009 and then vest at a rate of 6.25% each quarter thereafter and (ii) expire on May 1, 2016. This exchange did not have a significant impact on our stock-based compensation expense for the three or six months ended June 30, 2009.

LGI Performance Plans

On February 18, 2009, the compensation committee of our board of directors determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the awards that had been earned by participants in our senior executive performance incentive plan and management incentive plan (the LGI Performance Plans). These installments represent the first two of six equal semi-annual installments that began on March 31, 2009. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.4 million and granted on February 18, 2009 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,016,351 shares of LGI Series A common stock and 1,937,265 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vest on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The compensation committee has not determined the method of payment of the remaining four installments of the earned awards. The decision by the compensation committee to settle the second installment of each earned award with restricted share units represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the six months ended June 30, 2009. Our stock-based compensation expense for the six months ended June 30, 2009 also includes a reduction of $10.7 million related to the first quarter 2009 forfeiture of certain awards under the LGI Performance Plans.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions, except share amounts
Numerator:
Net earnings (loss) attributable to LGI stockholders (basic EPS computation)	$(93.1)	$428.2	$(391.8)	$272.6
Reversal of impact of certain obligations that may be settled in shares, net of taxes	—	14.0	—	0.7
Reversal of impact of UGC Convertible Notes, net of taxes	—	(23.6)	—	(67.3)

Net earnings (loss) attributable to LGI stockholders (diluted EPS computation)	$(93.1)	$418.6	$(391.8)	$206.0

Denominator:
Weighted average common shares (basic EPS computation)	271,793,361	321,874,916	274,005,741	332,824,462
Incremental shares attributable to the assumed conversion of the UGC Convertible Notes	—	22,497,658	—	22,448,834
Incremental shares attributable to obligations that may be settled in shares	—	23,389,967	—	8,459,915
Incremental shares attributable to the assumed exercise of outstanding options, SARs and the release of restricted shares and share units upon vesting (treasury stock method)	—	8,103,083	—	8,341,339

Weighted average common shares (diluted EPS calculation)	271,793,361	375,865,624	274,005,741	372,074,550

Amounts attributable to LGI stockholders:
Earnings (loss) from continuing operations, net of taxes	$(94.9)	$424.4	$(395.9)	$264.8
Earnings from discontinued operations, net of taxes	1.8	3.8	4.1	7.8

Net earnings (loss)	$(93.1)	$428.2	$(391.8)	$272.6

We reported net losses attributable to LGI stockholders during the three and six months ended June 30, 2009. Therefore, the dilutive effect at June 30, 2009 of (i) the aggregate number of then outstanding options, SARs and nonvested shares of approximately 30.7 million, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 43.0 million and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive plans of 13.3 million were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(12)	Related Party Transactions

Our related party transactions consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Revenue earned from related parties of:
J:COM (a)	$18.8	$32.5	$46.6	$64.8
LGI and consolidated subsidiaries other than J:COM (b)	5.2	8.5	8.8	14.2

Total LGI	$24.0	$41.0	$55.4	$79.0

Operating expenses charged by related parties of:
J:COM (c)	$30.5	$32.7	$69.9	$64.3
LGI and consolidated subsidiaries other than J:COM (d)	7.3	7.9	13.2	14.9

Total LGI	$37.8	$40.6	$83.1	$79.2

SG&A expenses charged by (to) related parties of:
J:COM (e)	$6.9	$6.2	$13.9	$12.7
LGI and consolidated subsidiaries other than J:COM (f)	(0.3)	(0.4)	(0.6)	(0.7)

Total LGI	$6.6	$5.8	$13.3	$12.0

Interest expense charged by related parties of J:COM (g)	$3.3	$3.5	$8.8	$7.0

Capital lease additions — related parties of J:COM (h)	$44.2	$27.2	$82.7	$64.1

(a)	J:COM earns revenue from programming services provided to J:COM affiliates and distribution fee revenue from SC Media & Commerce, Inc., a majority-owned subsidiary of Sumitomo. During the 2008 periods, (i) J:COM also provided construction, programming, management, administrative, call center and distribution services to certain of its and LGI’s affiliates and (ii) J:COM sold construction materials to certain of such affiliates. As a result of certain transactions completed by J:COM during 2008, these affiliates became J:COM subsidiaries and, accordingly, the revenue derived from these entities during the 2009 periods is eliminated in consolidation.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(c)	Amounts consist primarily of programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

In December 2008, J:COM acquired Mediatti, our then equity method affiliate. For additional information, see note 3.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo. At June 30, 2009 and December 31, 2008, capital lease obligations of J:COM aggregating ¥54.2 billion ($562.7 million) and ¥54.1 billion ($561.7 million), respectively, were owed to these Sumitomo subsidiaries and affiliates.

(13)	Commitments and Contingencies

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

Contingent Obligations

In connection with the April 13, 2005 combination of VTR and Metrópolis Intercom SA (Metrópolis), Cristalerías de Chile SA (Cristalerías) acquired the right to require UGC to purchase Cristalerías’ equity interest in VTR at fair value, subject to a $140 million floor price. This put right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of this put right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of this put right at June 30, 2009 was a liability of $15.3 million.

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

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.0% indirect interest in J:COM at June 30, 2009. In addition to our 85.7% common stock interest in Liberty Jupiter, we also own Liberty Jupiter preferred stock with an aggregate liquidation value of $165.2 million at June 30, 2009. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal. Based on our current assessment of the fair value of Liberty Jupiter’s net assets, we do not expect the aggregate amount to be paid upon any future exercise of these purchase rights to be material to our financial condition.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. Oral pleadings in this appeal took place on April 17, 2009 and a decision is currently scheduled for August 11, 2009.

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

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding UPC Nederland BV (UPC NL), as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision became effective on March 17, 2009. The new market analysis decision imposes on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC NL, have a number of additional access obligations.

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

The resale obligation will enable third parties to take over the customer relationship as far as the analog television signal is concerned. The decision includes the possibility for resale of an analog package that is not identical to the analog packages offered by UPC NL. Potential resellers will need to negotiate the relevant copyrights directly with program providers in order to resell the analog television signals. In case of non-identical resale, the decision imposes a number of preconditions, including that the reseller must bear the costs of filtering and that OPTA will determine the reasonableness of such request on a case by case basis.

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

June 30, 2009

(unaudited)

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

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into the 2008 PICs Agreement, which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In its appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. The claim for compensation is however not yet quantified. The proceedings on appeal are expected to take at least one year.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the Board resolutions of the PICs approving the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Final judgment in the Council of State annulment cases, which may be joined, is expected to take more than one year.

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

June 30, 2009

(unaudited)

or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement.

Chilean Antitrust Matter — On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

operating charges or credits include gains and losses on the disposition of long-lived assets and, effective with our adoption of SFAS 141(R), due diligence, legal, advisory and other third-party costs directly related to our efforts to acquire controlling interests in entities. We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. However, our definition of operating cash flow may differ from cash flow measurements provided by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes is presented below.

During the first quarter of 2009, we changed our reporting such that we no longer include video-on-demand costs within the central and corporate operations category of the UPC Broadband Division. Instead, we present these costs within the individual operating segments of the UPC Broadband Division. Segment information for all periods presented has been recast to reflect the reclassification of these costs. Additionally, our reportable segments have been reclassified for all periods to present UPC Slovenia as a discontinued operation. Previously, UPC Slovenia was included in our Other Central and Eastern Europe segment. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business (B2B) services and J:COM provides certain programming distribution services. At June 30, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries (excluding Slovenia). Our Other Central and Eastern Europe segment includes our

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

operating segments in the Czech Republic, Poland, Romania and Slovakia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third-party entities own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
UPC Broadband Division:
The Netherlands	$277.4	$310.6	$544.3	$611.7
Switzerland	248.7	268.5	486.8	520.9
Austria	118.2	143.9	232.8	283.7
Ireland	84.4	95.6	164.2	184.0

Total Western Europe	728.7	818.6	1,428.1	1,600.3

Hungary	79.6	108.5	155.9	208.5
Other Central and Eastern Europe	189.3	237.4	364.7	456.6

Total Central and Eastern Europe	268.9	345.9	520.6	665.1

Central and corporate operations	2.1	2.9	4.3	5.6

Total UPC Broadband Division	999.7	1,167.4	1,953.0	2,271.0
Telenet (Belgium)	400.5	387.9	777.1	762.3
J:COM (Japan)	839.1	691.1	1,702.1	1,370.4
VTR (Chile)	172.7	194.6	328.5	381.1
Corporate and other	259.1	294.8	492.0	569.9
Intersegment eliminations	(18.1)	(22.1)	(36.8)	(45.8)

Total LGI	$2,653.0	$2,713.7	$5,215.9	$5,308.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

	Operating cash flow
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
UPC Broadband Division:
The Netherlands	$159.2	$168.4	$311.9	$334.7
Switzerland	138.9	137.5	269.4	269.8
Austria	59.0	76.0	117.0	144.4
Ireland	35.3	35.7	66.1	69.6

Total Western Europe	392.4	417.6	764.4	818.5

Hungary	40.1	55.1	78.4	106.2
Other Central and Eastern Europe	93.6	123.2	183.3	233.6

Total Central and Eastern Europe	133.7	178.3	261.7	339.8

Central and corporate operations	(44.9)	(58.2)	(94.4)	(115.2)

Total UPC Broadband Division	481.2	537.7	931.7	1,043.1
Telenet (Belgium)	208.4	189.9	399.0	364.8
J:COM (Japan)	356.5	275.8	732.3	559.4
VTR (Chile)	70.2	81.9	131.6	157.5
Corporate and other	52.6	60.7	96.1	113.3

Total LGI	$1,168.9	$1,146.0	$2,290.7	$2,238.1

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Total segment operating cash flow	$1,168.9	$1,146.0	$2,290.7	$2,238.1
Stock-based compensation expense	(33.9)	(43.0)	(59.4)	(83.3)
Depreciation and amortization	(709.7)	(740.0)	(1,403.3)	(1,440.3)
Impairment, restructuring and other operating charges, net	(123.4)	(3.3)	(124.2)	(1.9)

Operating income	301.9	359.7	703.8	712.6
Interest expense	(212.8)	(290.7)	(423.0)	(570.3)
Interest and dividend income	6.6	16.9	28.1	51.8
Realized and unrealized gains (losses) on derivative instruments, net	(398.5)	406.4	(545.6)	71.0
Foreign currency transaction gains, net	258.6	210.4	84.8	383.0
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	87.3	22.8	67.2	44.8
Losses on debt modifications	(24.3)	—	(24.3)	—
Share of results of affiliates, net	(1.1)	0.3	1.0	2.8
Other income (expense), net	(1.9)	1.2	(1.1)	0.7

Earnings (loss) from continuing operations before income taxes	$15.8	$727.0	$(109.1)	$696.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Subscription revenue (a):
Video	$1,262.1	$1,263.1	$2,476.5	$2,475.6
Broadband internet	637.0	639.5	1,252.9	1,245.5
Telephony	342.9	354.6	676.2	692.2

Total subscription revenue	2,242.0	2,257.2	4,405.6	4,413.3
Other revenue (b)	429.1	478.6	847.1	941.4
Intersegment eliminations	(18.1)	(22.1)	(36.8)	(45.8)

Total LGI	$2,653.0	$2,713.7	$5,215.9	$5,308.9

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$277.4	$310.6	$544.3	$611.7
Switzerland	248.7	268.5	486.8	520.9
Austria	118.2	143.9	232.8	283.7
Ireland	84.4	95.6	164.2	184.0
Hungary	79.6	108.5	155.9	208.5
Poland	65.5	84.2	124.9	157.6
Czech Republic	64.1	75.5	122.8	145.6
Romania	41.5	57.7	81.3	115.4
Slovakia	18.2	20.0	35.7	38.0
Central and corporate operations (a)	2.1	2.9	4.3	5.6

Total UPC Broadband Division	999.7	1,167.4	1,953.0	2,271.0
Belgium	400.5	387.9	777.1	762.3
Chellomedia (b)	97.2	115.5	189.5	221.3

Total Europe	1,497.4	1,670.8	2,919.6	3,254.6

Japan	839.1	691.1	1,702.1	1,370.4

The Americas:
Chile	172.7	194.6	328.5	381.1
Other (c)	34.3	33.8	66.4	65.7

Total — The Americas	207.0	228.4	394.9	446.8

Australia	127.6	145.5	236.1	282.9

Intersegment eliminations	(18.1)	(22.1)	(36.8)	(45.8)

Total LGI	$2,653.0	$2,713.7	$5,215.9	$5,308.9

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Hungary, Poland, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2008 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2009 and 2008.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2009.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, acquisition, disposition and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2008 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•

changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we, or the entities in which we have interests operate, including changes that could result from legislation proposed by the Obama administration that would change how U.S. multinational corporations are taxed on their foreign income;

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at June 30, 2009 in 14 countries (excluding Slovenia), primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries (excluding Slovenia) and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.2% at June 30, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at June 30, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (55.0% at June 30, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

We completed acquisitions of Mediatti, Interkabel and Spektrum and certain other less significant acquisitions in Europe and Japan since the beginning of 2008. These acquisitions impact the comparability of our 2009 and 2008 results. For additional information, see note 3 to our condensed consolidated financial statements.

As further discussed in note 3 to our condensed consolidated financial statements, our condensed consolidated financial statements have been reclassified to present UPC Slovenia as a discontinued operation. Accordingly, in the following discussion and analysis, the operating statistics, results of operations and cash flows that we present and discuss are those of our continuing operations unless otherwise indicated.

We focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services that include various incremental service offerings, such as video-on-demand, digital video recorders and high definition programming. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2009, our continuing operations owned and operated networks that passed 34,496,600 homes and served 26,629,800 revenue generating units (RGUs), consisting of 15,277,300 video subscribers, 6,413,900 broadband internet subscribers and 4,938,600 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 206,300 and 417,400 RGUs during the three and six months ended June 30, 2009, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added 197,900 and 410,200 RGUs during the three and six months ended June 30, 2009, respectively, as compared to 249,000 and 549,000 RGUs that were added by our continuing operations on an organic basis during the respective 2008 periods. The organic RGU growth during the 2009 periods is attributable to the growth of our (i) digital cable services, which added 369,900 and 864,900 RGUs, respectively, (ii) telephony services, which added 149,900 and 318,000 RGUs, respectively, and (iii) broadband internet services, which added 127,800 and 267,500 RGUs, respectively. The growth of our digital cable, telephony and broadband internet services was partially offset by declines in our analog cable RGUs of 447,600 and 1,032,100, respectively, and other less significant net declines in our multi-channel multi-point (microwave) distribution system (MMDS) and DTH video RGUs.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 5.7% during the full year 2008 to 4.0% during the three months ended March 31, 2009 and 3.9% during the three months ended June 30, 2009, each rate as compared to the corresponding prior year period;

(ii)	organic declines in revenue in Hungary and Romania during the second quarter of 2009, as compared to the first quarter of 2009;

(iii)	organic declines in revenue in Switzerland, Austria, Hungary and Romania during the second quarter of 2009, as compared to the second quarter of 2008;

(iv)	organic declines in video revenue in Ireland, Hungary, Romania, the Czech Republic and Slovenia during the second quarter of 2009, as compared to the second quarter of 2008;

(v)	decreases in the number of our consolidated net organic RGU additions during the second quarter of 2009, as compared to the corresponding prior year period;

(vi)	organic declines in RGUs in the Netherlands, Switzerland, Hungary, Romania, the Czech Republic and Slovakia during the second quarter of 2009;

(vii)	organic declines in video RGUs in all of our European markets during the second quarter of 2009; and

(viii)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in many of our markets during the second quarter of 2009, as compared to the second quarter of 2008.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, and to a lesser degree, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from internet and telephony services during the second quarter of 2009, as compared to the first quarter of 2009. These declines were mitigated somewhat by the impact of increased digital cable RGUs and other improvements in our RGU mix and the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

We are facing difficult economic environments in most of the countries in which we operate. These economic environments have made it (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases maintain, the revenue, RGUs, operating cash flow and liquidity of our operating subsidiaries could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory initiatives could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in Japan, the Netherlands, Austria and Hungary, with download speeds ranging up to 160 Mbps in Japan, 120 Mbps in the Netherlands and Hungary and 100 Mbps in Austria. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 34.5% and 32.6% of our U.S. dollar revenue during the six months ended June 30, 2009 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates from a translation perspective are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, J:COM, VTR and Austar, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations. Our ability to consolidate J:COM is dependent on our ability to continue to control Super Media, which will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. If Super Media is dissolved and we do not otherwise control J:COM at the time of any such dissolution, we will no longer be in a position to consolidate J:COM. When reviewing and analyzing our operating results, it is important to note that other third parties own significant interests in Telenet, J:COM, VTR and Austar and that Sumitomo effectively has the ability to prevent our company from consolidating J:COM after February 2010.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming distribution services. At June 30, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries (excluding Slovenia). Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania and Slovakia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2009, as compared to the corresponding prior year periods. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2009 and 2008 at the end of this section.

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

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$277.4	$310.6	$(33.2)	(10.7)	2.4
Switzerland	248.7	268.5	(19.8)	(7.4)	(0.4)
Austria	118.2	143.9	(25.7)	(17.9)	(5.8)
Ireland	84.4	95.6	(11.2)	(11.7)	1.1

Total Western Europe	728.7	818.6	(89.9)	(11.0)	(0.1)

Hungary	79.6	108.5	(28.9)	(26.6)	(3.2)
Other Central and Eastern Europe	189.3	237.4	(48.1)	(20.3)	5.9

Total Central and Eastern Europe	268.9	345.9	(77.0)	(22.3)	3.1

Central and corporate operations	2.1	2.9	(0.8)	(27.6)	(23.8)

Total UPC Broadband Division	999.7	1,167.4	(167.7)	(14.4)	0.8

Telenet (Belgium)	400.5	387.9	12.6	3.2	18.4
J:COM (Japan)	839.1	691.1	148.0	21.4	12.9
VTR (Chile)	172.7	194.6	(21.9)	(11.3)	6.6
Corporate and other	259.1	294.8	(35.7)	(12.1)	6.6
Intersegment eliminations	(18.1)	(22.1)	4.0	18.1	7.0

Total LGI	$2,653.0	$2,713.7	$(60.7)	(2.2)	7.5

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$544.3	$611.7	$(67.4)	(11.0)	2.2
Switzerland	486.8	520.9	(34.1)	(6.5)	0.6
Austria	232.8	283.7	(50.9)	(17.9)	(5.8)
Ireland	164.2	184.0	(19.8)	(10.8)	2.4

Total Western Europe	1,428.1	1,600.3	(172.2)	(10.8)	0.3

Hungary	155.9	208.5	(52.6)	(25.2)	(1.9)
Other Central and Eastern Europe	364.7	456.6	(91.9)	(20.1)	5.5

Total Central and Eastern Europe	520.6	665.1	(144.5)	(21.7)	3.2

Central and corporate operations	4.3	5.6	(1.3)	(23.2)	(13.5)

Total UPC Broadband Division	1,953.0	2,271.0	(318.0)	(14.0)	1.1

Telenet (Belgium)	777.1	762.3	14.8	1.9	17.0
J:COM (Japan)	1,702.1	1,370.4	331.7	24.2	13.0
VTR (Chile)	328.5	381.1	(52.6)	(13.8)	8.1
Corporate and other	492.0	569.9	(77.9)	(13.7)	7.2
Intersegment eliminations	(36.8)	(45.8)	9.0	19.7	8.0

Total LGI	$5,215.9	$5,308.9	$(93.0)	(1.8)	7.7

The Netherlands. The Netherlands’ revenue decreased $33.2 million or 10.7% and $67.4 million or 11.0% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, the Netherlands’ revenue increased $7.5 million or 2.4% and $13.2 million or 2.2%, respectively. These increases are attributable to increases in subscription revenue that were partially offset by decreases in non-subscription revenue. The increases in subscription revenue are due to (i) higher ARPU and (ii) higher average numbers of RGUs during the 2009 periods, as compared to the corresponding 2008 periods. ARPU was higher during the 2009 periods, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) January 2009 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers and premium digital services and products, were only partially offset by the negative impacts of (a) competition, (b) lower telephony call volumes and (c) customers selecting lower-priced tiers of broadband internet services. The higher average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the Netherlands’ average numbers of analog cable RGUs are primarily attributable to (i) the effects of significant competition from the incumbent telecommunications operator in the Netherlands and (ii) the migration of analog cable customers to digital cable services. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The decreases in the Netherlands’ non-subscription revenue are primarily attributable to (i) decreases in revenue from B2B services, due largely to the loss of certain B2B contracts during 2008, and (ii) lower interconnect revenue, due largely to a January 1, 2009 reduction in termination rates imposed by regulatory authorities and a decrease in call volumes.

Switzerland. Switzerland’s revenue decreased $19.8 million or 7.4% and $34.1 million or 6.5% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, Switzerland’s revenue decreased $1.0 million or 0.4% and increased $3.1 million or 0.6%, respectively. The changes in Switzerland’s revenue are attributable to the net effect of increases in subscription revenue and decreases in non-subscription revenue. The increases in subscription revenue are primarily attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average number of analog cable RGUs. The declines in the average numbers of Switzerland’s analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU remained relatively constant during the 2009 periods, as the positive impacts of (i) improvements in Switzerland’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increased revenue from premium digital services and products and (iii) increases in the proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) competition and (b) lower telephony call volumes. The negative effects of declines in Switzerland’s telephony ARPU contributed to organic declines in revenue from telephony services during the three and six months ended June 30, 2009, as compared to the corresponding 2008 periods. The decreases in non-subscription revenue are primarily attributable to the net effect of (i) lower revenue from B2B construction services and equipment sales and (ii) increases in revenue from late fees.

Austria. Austria’s revenue decreased $25.7 million or 17.9% and $50.9 million or 17.9% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $0.9 million and $2.3 million, respectively, attributable to the impact of an acquisition. Excluding FX and the effects of the acquisition, Austria’s revenue decreased $9.2 million or 6.4% and $18.7 million or 6.6%, respectively. These decreases primarily are attributable to decreases in subscription revenue, as the negative impacts of lower ARPU were only partially offset by the positive impacts of higher average numbers of RGUs. The declines in subscription revenue, which are largely related to the significant competition we are experiencing in Austria, include declines in revenue from broadband internet and, to a lesser extent, telephony services that were only partially offset by slight increases in revenue from video services. ARPU decreased during the 2009 periods, as compared to the corresponding 2008 periods, as the positive impacts of (i) improvements in Austria’s RGU mix, primarily attributable to higher proportions of digital cable RGUs, and (ii) February and March 2009 rate increases for certain analog and digital cable services were more than offset by the negative impacts of

(a) competition, (b) higher proportions of customers selecting lower-priced tiers of video, broadband internet and telephony services, including, in the case of telephony services, usage-based calling plans, (c) lower telephony call volumes and (d) increases in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. Increases in the average numbers of RGUs are attributable to increases in the average numbers of digital cable and telephony RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, broadband internet RGUs. The declines in the average numbers of analog cable and broadband internet RGUs are primarily attributable to competition, and in the case of analog cable RGUs, the migration of analog cable customers to digital cable services. In light of current competitive and economic conditions, we expect that Austria will continue to be challenged to maintain or increase its revenue on an organic basis.

Ireland. Ireland’s revenue decreased $11.2 million or 11.7% and $19.8 million or 10.8% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, Ireland’s revenue increased $1.1 million or 1.1% and $4.4 million or 2.4%, respectively. Most of these increases are attributable to increases in subscription revenue that resulted from (i) increases in ARPU and (ii) slight increases in the average number of RGUs. ARPU increased during the 2009 periods, as the positive impacts of (i) improvements in Ireland’s RGU mix, primarily attributable to higher proportions of digital cable, telephony and broadband internet RGUs, (ii) a January 2009 price increase for certain video services and January 2009 and July 2008 price increases for certain broadband internet services and (iii) increases in the proportion of broadband internet customers selecting higher-priced tiers of service were only partially offset by the negative impacts of (a) competition, (b) lower telephony call volumes and other changes in subscriber calling patterns and (c) higher proportions of subscribers selecting lower-priced tiers of digital cable service and fewer premium digital products and services. The slight increases in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by decreases in the average numbers of analog cable and MMDS video RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The negative impacts of the lower average numbers of analog cable and MMDS RGUs contributed to organic declines in the average number of video RGUs and revenue from video services in Ireland during the three and six months ended June 30, 2009, as compared to the corresponding 2008 period.

Hungary. Hungary’s revenue decreased $28.9 million or 26.6% and $52.6 million or 25.2% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of $0.1 million increases attributable to the impact of an acquisition. Excluding FX and the effects of the acquisition, Hungary’s revenue decreased $3.5 million or 3.3% and $4.1 million or 2.0%, respectively, as declines in subscription revenue were only partially offset by increases in non-subscription revenue. Subscription revenue declined during the 2009 periods, as the negative impacts of lower ARPU were only partially offset by the positive impacts of higher average numbers of RGUs. The declines in subscription revenue, which are largely related to the significant competition we are experiencing in Hungary, include declines in revenue from video and broadband internet services that were only partially offset by increases in revenue from telephony services. ARPU declined during the 2009 periods, as compared to the corresponding periods in 2008, as the positive impacts of improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of (i) digital cable RGUs and (ii) broadband internet RGUs were more than offset by the negative impacts of (a) competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet, video and telephony services and (c) lower telephony call volumes and other changes in subscriber calling patterns. The increases in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony, broadband internet and DTH RGUs that were only partially offset by declines in the average number of analog cable RGUs. The declines in the average number of analog cable RGUs are primarily due to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The increases in non-subscription revenue during the 2009 periods are primarily attributable to increases in B2B revenue due to growth in the number of business broadband internet and telephony customers. In light of current competitive and economic conditions, we expect that Hungary will continue to be challenged to maintain or increase its revenue on an organic basis.

Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue decreased $48.1 million or 20.3% and $91.9 million or 20.1% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $0.4 million and $1.3 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, Other Central and Eastern Europe’s revenue increased $13.7 million or 5.8% and $24.0 million or 5.3%, respectively. Most of these increases are attributable to increases in subscription revenue that resulted from (i) higher average numbers of RGUs and (ii) slight increases in ARPU. The increases in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable (mostly in the Czech Republic, Poland and Romania), broadband internet (mostly in Poland, the Czech Republic and Romania) and telephony RGUs (mostly related to the expansion of VoIP telephony services in Poland, the Czech Republic and Romania), that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in Other Central and Eastern Europe during the 2009 periods, as compared to the corresponding periods in 2008. These declines include video RGU decreases in Romania, the Czech Republic and, to a lesser extent, Slovakia that were only partially offset by small increases in Poland. ARPU increased slightly in our Other Central and Eastern Europe segment during the 2009 periods, as compared to the corresponding periods in 2008, as the positive impacts of (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for video services in certain countries were only partially offset by the negative impacts of (a) competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers, (c) lower analog cable revenue from premium video services and products and (d) lower telephony call volumes and other changes in telephony subscriber calling patterns. Other Central and Eastern Europe’s non-subscription revenue increased slightly during the 2009 periods, as compared to the corresponding periods in 2008, as decreases in revenue from B2B services in Romania were more than offset by higher installation revenue and individually insignificant net increases in other non-subscription revenue categories.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania. In Romania, competition has contributed to declines in (i) video revenue and overall revenue during the three and six months ended June 30, 2009 and (ii) ARPU during the six months ended June 30, 2009, each as compared to the corresponding prior year period. In response to the level of competition in Romania, we have implemented aggressive pricing and marketing strategies. These strategies have contributed to sequential organic increases in Romania’s video revenue and overall subscription revenue during each of the past two quarters. While these strategies were implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods, no assurance can be given that we will be successful in meeting these objectives. We expect that we will continue to experience significant competition in future periods in Romania and other markets within our Other Central and Eastern Europe segment.

Telenet (Belgium). Telenet’s revenue increased $12.6 million or 3.2% and $14.8 million or 1.9% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $38.2 million and $74.9 million, respectively, attributable to the impact of the Interkabel Acquisition. Excluding FX and the effects of the Interkabel Acquisition, Telenet’s revenue increased $33.1 million or 8.5% and $54.8 million or 7.2%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) higher average numbers of RGUs and (ii) increases in ARPU. The increases in average RGUs primarily are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average number of analog cable RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU increased during the 2009 periods, as compared to corresponding periods in 2008, as the positive impacts of (i) improvements in Telenet’s RGU mix, primarily attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increases in revenue from premium digital cable services, such as video-on-demand, (iii) increases in revenue from set-top box rentals due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes, and (iv) February 2009 price increases for digital and analog cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services, primarily due to lower call volumes and changes in subscriber calling patterns. Non-subscription revenue remained relatively constant during the 2009 three-month period and decreased during the 2009 six-month period, as compared to the corresponding periods in 2008, due primarily to the net effect of (i) lower revenue from interconnect fees, (ii) lower revenue from set-top box sales and (iii) increases in installation revenue. The lower revenue from interconnect fees is due primarily to the January 1, 2009 reduction in fixed-line termination rates imposed by regulatory authorities. No further reductions in these termination rates are currently anticipated.

J:COM (Japan). J:COM’s revenue increased $148.0 million or 21.4% and $331.7 million or 24.2% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $53.2 million and $110.2 million, respectively, attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of these acquisitions, J:COM’s revenue increased $36.1 million or 5.2% and $67.6 million or 4.9%, respectively. These increases are primarily attributable to increases in subscription revenue that primarily resulted from higher average numbers of telephony, broadband internet and video RGUs during the 2009 periods, as compared to corresponding periods in 2008. ARPU remained relatively constant during the 2009 periods, as the positive impacts of (i) higher proportions of digital cable RGUs, (ii) increases in revenue from premium digital cable services, such as video-on-demand, and (iii) increases in the proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) competition and (b) lower telephony call volumes. Non-subscription revenue increased slightly during the 2009 three-month period and decreased during the 2009 six-month period, as compared to the corresponding periods in 2008, primarily attributable to the net effect of (i) declines in revenue from J:COM’s B2B construction services, (ii) lower installation revenue and (iii) individually insignificant net increases in other non-subscription revenue categories.

VTR (Chile). VTR’s revenue decreased $21.9 million or 11.3% and $52.6 million or 13.8% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, VTR’s revenue increased $12.8 million or 6.6% and $30.7 million or 8.1%, respectively. These increases are primarily attributable to increases in subscription revenue, due to (i) higher average numbers of broadband internet, telephony and video RGUs and (ii) slight increases in ARPU during the 2009 periods, as compared to corresponding periods in 2008. ARPU increased slightly during the 2009 periods, as the positive impacts of (i) improvement in VTR’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs and (ii) March 2008, September 2008 and January 2009 inflation adjustments for certain video, broadband internet and telephony services were only partially offset by the negative impacts of (a) competition, particularly from the incumbent telecommunications operator in Chile, and (b) increases in the proportion of subscribers selecting lower-priced tiers of video, broadband internet and telephony services. The negative effects of declines in VTR’s telephony ARPU contributed to organic declines in revenue from telephony services during the three and six months ended June 30, 2009, as compared to the corresponding 2008 periods.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$87.3	$102.6	$(15.3)	(14.9)	(2.6)
Switzerland	72.8	86.6	(13.8)	(15.9)	(9.6)
Austria	39.6	45.0	(5.4)	(12.0)	0.7
Ireland	37.8	48.0	(10.2)	(21.3)	(10.1)

Total Western Europe	237.5	282.2	(44.7)	(15.8)	(5.5)

Hungary	31.1	41.0	(9.9)	(24.1)	—
Other Central and Eastern Europe	71.1	84.0	(12.9)	(15.4)	12.0

Total Central and Eastern Europe	102.2	125.0	(22.8)	(18.2)	8.0

Central and corporate operations	8.9	12.4	(3.5)	(28.2)	(11.8)

Total UPC Broadband Division	348.6	419.6	(71.0)	(16.9)	(1.6)
Telenet (Belgium)	138.8	136.5	2.3	1.7	16.7
J:COM (Japan)	307.6	274.8	32.8	11.9	4.1
VTR (Chile)	73.3	76.1	(2.8)	(3.7)	15.6
Corporate and other	144.3	167.3	(23.0)	(13.7)	5.8
Intersegment eliminations	(18.6)	(19.7)	1.1	5.6	(8.7)

Total operating expenses excluding stock-based compensation expense	994.0	1,054.6	(60.6)	(5.7)	4.5

Stock-based compensation expense	1.9	3.5	(1.6)	(45.7)

Total LGI	$995.9	$1,058.1	$(62.2)	(5.9)

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$170.3	$200.9	$(30.6)	(15.2)	(2.8)
Switzerland	143.7	164.3	(20.6)	(12.5)	(5.9)
Austria	76.8	93.5	(16.7)	(17.9)	(5.9)
Ireland	75.2	90.2	(15.0)	(16.6)	(4.2)

Total Western Europe	466.0	548.9	(82.9)	(15.1)	(4.5)

Hungary	60.7	78.3	(17.6)	(22.5)	1.7
Other Central and Eastern Europe	134.6	164.3	(29.7)	(18.1)	8.0

Total Central and Eastern Europe	195.3	242.6	(47.3)	(19.5)	5.9

Central and corporate operations	23.8	27.2	(3.4)	(12.5)	3.3

Total UPC Broadband Division	685.1	818.7	(133.6)	(16.3)	(1.1)
Telenet (Belgium)	273.7	275.6	(1.9)	(0.7)	14.0
J:COM (Japan)	624.8	535.9	88.9	16.6	6.1
VTR (Chile)	143.3	154.1	(10.8)	(7.0)	16.7
Corporate and other	277.4	327.3	(49.9)	(15.2)	6.0
Intersegment eliminations	(36.3)	(42.0)	5.7	13.6	0.7

Total operating expenses excluding stock-based compensation expense	1,968.0	2,069.6	(101.6)	(4.9)	5.2

Stock-based compensation expense	4.4	5.5	(1.1)	(20.0)

Total LGI	$1,972.4	$2,075.1	$(102.7)	(4.9)

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) decreased $71.0 million or 16.9% and $133.6 million or 16.3% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of $0.6 million and $1.6 million increases, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s operating expenses decreased $7.5 million or 1.8% and $10.8 million or 1.3%, respectively. These decreases include the following factors:

•

Decreases in interconnect and access costs of $9.5 million or 19.0% and $16.8 million or 17.2%, respectively, due primarily to the net effect of (i) lower interconnect and access rates in Austria, Switzerland and the Netherlands, (ii) lower B2B volume in the Netherlands and (iii) higher interconnect rates and growth in telephony subscribers in Ireland;

•	Decreases in costs associated with Switzerland’s B2B construction services and equipment sales of $5.3 million and $6.3 million, respectively;

•

Increases in programming and related costs of $4.2 million or 4.6% and $10.4 million or 5.7%, respectively, primarily due to (i) growth in digital cable services, predominantly in Austria, the Netherlands and Switzerland, and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts in our central and eastern European markets, including Romania, Hungary and Poland. These increases were partially offset by decreases in programming and related costs in Ireland as a result of (i) lower video cable RGUs and (ii) the impact of subscribers selecting lower-priced tiers of digital video services and products; and

•	Individually insignificant net increases in other operating expense categories.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $2.3 million or 1.7% during the three months ended June 30, 2009 and decreased $1.9 million or 0.7% during the six months ended June 30, 2009, as compared to the corresponding prior year periods. These changes include $21.0 million and $39.3 million increases, respectively, attributable to the impact of the Interkabel Acquisition. Excluding FX and the effects of the Interkabel Acquisition, Telenet’s operating expenses increased $1.8 million or 1.3% and decreased $0.8 million or 0.3%, respectively. These changes include the following factors:

•

Increases in programming and related costs of $5.5 million or 15.9% and $7.7 million or 11.1%, respectively, as increases in content costs associated with the expansion of digital cable services more than offset decreases in copyright fees that arose from (i) lower numbers of video subscribers and (ii) lower average rates due to the favorable renegotiation of certain contracts;

•

Decreases in the cost of set-top boxes sold to customers of $5.3 million or 46.8% during the six month period, mostly due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes;

•	Decreases in bad debt expense of $4.0 million during the six-month period, due primarily to improvements in credit and collection procedures;

•

Increases in call center costs of $2.7 million or 36.3% and $3.6 million or 22.1%, respectively, due primarily to increases in incoming and outgoing call volumes arising from (i) increases in the number of subscribers selecting advanced services such as digital cable, broadband internet and telephony services, and (ii) increases in Telenet’s efforts to improve service levels and avoid subscriber disconnects;

•

Decreases in personnel costs of $2.6 million or 9.3% and $3.4 million or 6.4%, respectively, as lower costs associated with reduced staffing levels were only partially offset by the impact of annual wage increases; and

•	Individually insignificant fluctuations in other operating expense categories.

J:COM (Japan). J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $32.8 million or 11.9% and $88.9 million or 16.6% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $13.2 million and $29.0 million, respectively, attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of acquisitions, J:COM’s operating expenses decreased $1.9 million or 0.7% and increased $3.5 million or 0.6%, respectively. These changes include the following factors:

•

Decreases in construction-related costs of $2.5 million or 51.9% and $8.8 million or 61.0%, respectively, primarily due to decreases in B2B construction services provided during the 2009 periods, as compared to the corresponding prior year periods;

•	Increases in interconnect and access charges of $1.2 million or 3.9% and $4.1 million or 6.8%, respectively, primarily due to a higher number of broadband internet and telephony subscribers;

•	Increases in personnel costs of $1.6 million or 3.2% and $3.3 million or 3.4%, respectively, primarily due to higher staffing levels and annual wage increases;

•

An increase during the six-month period in costs related to J:COM’s programming distribution operations of $2.6 million or 6.8%, including costs associated with a channel that was launched in April 2008;

•

Decreases in programming and related costs of $1.5 million or 2.3% and $0.5 million or 0.1%, respectively, as increases associated with higher average numbers of video RGUs and higher proportions of customers selecting digital cable services were more than offset by decreases of $1.8 million and $2.1 million, respectively, associated with a favorable vendor settlement that occurred during the second quarter of 2009; and

•	Individually insignificant net increases in other operating expense categories.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) decreased $2.8 million or 3.7% and $10.8 million or 7.0% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, VTR’s operating expenses increased $11.9 million or 15.6% and $25.7 million or 16.7%, respectively. These increases include the following factors:

•

Increases in programming and related costs of $5.7 million or 23.8% and $14.1 million or 30.8%, respectively, due primarily to (i) growth in VTR’s digital cable services and (ii) foreign currency exchange fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S. dollars;

•

Increases in bad debt expense of $4.9 million and $6.5 million, respectively, due primarily to (i) an increase associated with the second quarter 2008 reversal of a $3.6 million bad debt reserve in connection with the settlement of an interconnect fee dispute, (ii) an increase in VTR’s customer base and (iii) the impact of difficult economic conditions; and

•	Increases in network-related expenses of $2.3 million or 21.7% and $4.9 million or 24.7%, respectively, due primarily to higher maintenance and electricity costs.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$30.9	$39.6	$(8.7)	(22.0)	(10.3)
Switzerland	37.0	44.4	(7.4)	(16.7)	(10.3)
Austria	19.6	22.9	(3.3)	(14.4)	(1.4)
Ireland	11.3	11.9	(0.6)	(5.0)	9.2

Total Western Europe	98.8	118.8	(20.0)	(16.8)	(6.6)

Hungary	8.4	12.4	(4.0)	(32.3)	(10.7)
Other Central and Eastern Europe	24.6	30.2	(5.6)	(18.5)	9.0

Total Central and Eastern Europe	33.0	42.6	(9.6)	(22.5)	3.2

Central and corporate operations	38.1	48.7	(10.6)	(21.8)	(10.3)

Total UPC Broadband Division	169.9	210.1	(40.2)	(19.1)	(5.5)
Telenet (Belgium)	53.3	61.5	(8.2)	(13.3)	(0.8)
J:COM (Japan)	175.0	140.5	34.5	24.6	15.7
VTR (Chile)	29.2	36.6	(7.4)	(20.2)	(4.1)
Corporate and other	62.2	66.8	(4.6)	(6.9)	7.1
Intersegment eliminations	0.5	(2.4)	2.9	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	490.1	513.1	(23.0)	(4.5)	3.2

Stock-based compensation expense	32.0	39.5	(7.5)	(19.0)

Total LGI	$522.1	$552.6	$(30.5)	(5.5)

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$62.1	$76.1	$(14.0)	(18.4)	(6.0)
Switzerland	73.7	86.8	(13.1)	(15.1)	(8.6)
Austria	39.0	45.8	(6.8)	(14.8)	(2.0)
Ireland	22.9	24.2	(1.3)	(5.4)	8.9

Total Western Europe	197.7	232.9	(35.2)	(15.1)	(4.6)

Hungary	16.8	24.0	(7.2)	(30.0)	(7.9)
Other Central and Eastern Europe	46.8	58.7	(11.9)	(20.3)	5.8

Total Central and Eastern Europe	63.6	82.7	(19.1)	(23.1)	1.8

Central and corporate operations	74.9	93.6	(18.7)	(20.0)	(6.3)

Total UPC Broadband Division	336.2	409.2	(73.0)	(17.8)	(3.7)
Telenet (Belgium)	104.4	121.9	(17.5)	(14.4)	(1.6)
J:COM (Japan)	345.0	275.1	69.9	25.4	14.1
VTR (Chile)	53.6	69.5	(15.9)	(22.9)	(3.5)
Corporate and other	118.5	129.3	(10.8)	(8.4)	6.5
Intersegment eliminations	(0.5)	(3.8)	3.3	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	957.2	1,001.2	(44.0)	(4.4)	3.1

Stock-based compensation expense	55.0	77.8	(22.8)	(29.3)

Total LGI	$1,012.2	$1,079.0	$(66.8)	(6.2)

N.M — Not meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency costs and expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) decreased $40.2 million or 19.1% and $73.0 million or 17.8% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $0.1 million and $0.2 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s SG&A expenses decreased $11.6 million or 5.5% and $15.4 million or 3.8%, respectively. These decreases are primarily attributable to decreases in outsourced labor and professional fees of $6.3 million or 43.5% and $8.4 million or 32.7%, respectively, due largely to decreases in system implementation and other information technology costs incurred by the UPC Broadband Division’s central and corporate operations. Also contributing to these decreases were (i) lower staffing levels in Switzerland and (ii) during the six-month period, lower marketing and advertising costs.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $8.2 million or 13.3% and $17.5 million or 14.4% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $0.9 million and $1.8 million, respectively, attributable to the impact of the Interkabel Acquisition. Excluding FX and the Interkabel Acquisition, Telenet’s SG&A expenses decreased $1.4 million or 2.3% and $3.8 million or 3.1%, respectively. These decreases are primarily attributable to the followings factors:

•	A decrease during the three-month period in sales and marketing costs of $1.6 million or 6.9%, as the impact of fewer marketing campaigns more than offset the impact of higher sales commissions;

•

Increases (decreases) in personnel costs of $1.2 million or 5.6% and ($1.7 million) or (3.9%), respectively, due primarily to the net effect of (i) higher costs associated with annual wage increases and (ii) lower costs associated with reduced staffing levels;

•

Increases in outsourced labor and professional fees of $3.4 million or 62.0% and $3.3 million or 30.1%, respectively, primarily due to (i) an increase in strategic consulting projects and (ii) the temporary replacement of certain full-time employees with outside contractors; and

•	Individually insignificant net decreases in other SG&A expense categories.

J:COM (Japan). J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $34.5 million or 24.6% and $69.9 million or 25.4% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $16.7 million and $33.9 million, respectively, attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of acquisitions, J:COM’s SG&A expenses increased $5.4 million or 3.8% and $4.9 million or 1.8%, respectively, as increases in personnel costs of $6.5 million or 6.6% and $10.5 million or 5.5%, respectively, were only partially offset by decreases in sales and marketing costs of $2.4 million or 14.2% and $4.6 million or 14.5%, respectively. The increases in personnel costs are due primarily to higher staffing levels and annual wage increases.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) decreased $7.4 million or 20.2% and $15.9 million or 22.9% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, VTR’s SG&A expenses decreased $1.5 million or 4.1% and $2.4 million or 3.5%, respectively. These decreases include the following factors:

•	Decreases in labor and related costs of $1.2 million or 8.2% and $1.9 million or 7.0%, respectively, primarily due to (i) lower severance costs and (ii) reduced staffing levels; and

•	Decreases in legal fees of $1.0 million in both periods, due primarily to legal fees incurred during the second quarter of 2008 in connection with the settlement of an interconnect fee dispute.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$159.2	$168.4	$(9.2)	(5.5)	8.4
Switzerland	138.9	137.5	1.4	1.0	8.7
Austria	59.0	76.0	(17.0)	(22.4)	(10.9)
Ireland	35.3	35.7	(0.4)	(1.1)	13.6

Total Western Europe	392.4	417.6	(25.2)	(6.0)	5.4

Hungary	40.1	55.1	(15.0)	(27.2)	(3.8)
Other Central and Eastern Europe	93.6	123.2	(29.6)	(24.0)	1.0

Total Central and Eastern Europe	133.7	178.3	(44.6)	(25.0)	(0.5)

Central and corporate operations	(44.9)	(58.2)	13.3	22.9	9.9

Total UPC Broadband Division	481.2	537.7	(56.5)	(10.5)	5.1
Telenet (Belgium)	208.4	189.9	18.5	9.7	25.7
J:COM (Japan)	356.5	275.8	80.7	29.3	20.3
VTR (Chile)	70.2	81.9	(11.7)	(14.3)	2.9
Corporate and other	52.6	60.7	(8.1)	(13.3)	8.5

Total	$1,168.9	$1,146.0	$22.9	2.0	12.2

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$311.9	$334.7	$(22.8)	(6.8)	7.0
Switzerland	269.4	269.8	(0.4)	(0.1)	7.5
Austria	117.0	144.4	(27.4)	(19.0)	(6.9)
Ireland	66.1	69.6	(3.5)	(5.0)	8.8

Total Western Europe	764.4	818.5	(54.1)	(6.6)	4.9

Hungary	78.4	106.2	(27.8)	(26.2)	(3.3)
Other Central and Eastern Europe	183.3	233.6	(50.3)	(21.5)	3.7

Total Central and Eastern Europe	261.7	339.8	(78.1)	(23.0)	1.6

Central and corporate operations	(94.4)	(115.2)	20.8	18.1	3.7

Total UPC Broadband Division	931.7	1,043.1	(111.4)	(10.7)	4.7
Telenet (Belgium)	399.0	364.8	34.2	9.4	25.5
J:COM (Japan)	732.3	559.4	172.9	30.9	19.1
VTR (Chile)	131.6	157.5	(25.9)	(16.4)	4.7
Corporate and other	96.1	113.3	(17.2)	(15.2)	11.8

Total	$2,290.7	$2,238.1	$52.6	2.4	12.0

Operating Cash Flow Margin

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	%	%	%	%
UPC Broadband Division:
The Netherlands	57.4	54.2	57.3	54.7
Switzerland	55.9	51.2	55.3	51.8
Austria	49.9	52.8	50.3	50.9
Ireland	41.8	37.3	40.3	37.8

Total Western Europe	53.8	51.0	53.5	51.1
Hungary	50.4	50.8	50.3	50.9
Other Central and Eastern Europe	49.4	51.9	50.3	51.2

Total Central and Eastern Europe	49.7	51.5	50.3	51.1

Total UPC Broadband Division, including central and corporate operations	48.1	46.1	47.7	45.9
Telenet (Belgium)	52.0	49.0	51.3	47.9
J:COM (Japan)	42.5	39.9	43.0	40.8
VTR (Chile)	40.6	42.1	40.1	41.3

While we experienced improvement in the operating cash flow margins of the majority of our reportable segments during the 2009 periods, as compared to the corresponding 2008 periods, competitive and economic factors have resulted in slight declines in the operating cash flow margins of Austria, Hungary, Other Central and Eastern Europe and VTR. Foreign currency impacts associated with non-functional currency expenses have also negatively impacted operating cash flow margins in our VTR, Other Central and Eastern Europe and Hungary segments. The improvements in the operating cash flow margins of our other reportable segments in the Netherlands, Switzerland, Ireland, Belgium and Japan are largely a function of increased operational leverage resulting from revenue growth that is more than offsetting the accompanying increases in operating and SG&A expenses. Cost containment efforts also have positively impacted the operating cash flow margins of our reportable segments. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2009	2008	$	%	%	%
		in millions
Subscription revenue (a):
Video	$1,262.1	$1,263.1	$(1.0)	(0.1)	10.3	4.2
Broadband internet	637.0	639.5	(2.5)	(0.4)	9.0	6.9
Telephony	342.9	354.6	(11.7)	(3.3)	5.1	3.8

Total subscription revenue	2,242.0	2,257.2	(15.2)	(0.7)	9.2	4.9
Other revenue (b)	429.1	478.6	(49.5)	(10.3)	(1.0)	(1.3)
Intersegment eliminations	(18.1)	(22.1)	4.0	18.1	7.0	7.0

Total LGI	$2,653.0	$2,713.7	$(60.7)	(2.2)	7.5	3.9

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2009	2008	$	%	%	%
		in millions
Subscription revenue (a):
Video	$2,476.5	$2,475.6	$0.9	—	10.2	3.9
Broadband internet	1,252.9	1,245.5	7.4	0.6	9.5	7.3
Telephony	676.2	692.2	(16.0)	(2.3)	6.0	4.7

Total subscription revenue	4,405.6	4,413.3	(7.7)	(0.2)	9.4	5.0
Other revenue (b)	847.1	941.4	(94.3)	(10.0)	(1.0)	(1.6)
Intersegment eliminations	(36.8)	(45.8)	9.0	19.7	8.0	8.0

Total LGI	$5,215.9	$5,308.9	$(93.0)	(1.8)	7.7	4.0

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue decreased $60.7 million and $93.0 million during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $97.7 million and $198.2 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, total consolidated revenue increased $105.9 million or 3.9% and $209.8 million or 4.0%, respectively.

Subscription revenue. Excluding FX and the effects of acquisitions, our consolidated subscription revenue increased $110.5 million or 4.9% and $221.1 million or 5.0% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These increases are attributable to (i) increases in subscription revenue from video services of $52.7 million or 4.2% and $97.7 million or 3.9%, respectively, as the impact of higher ARPU from video services was only partially offset by declines in the average numbers of video RGUs, (ii) increases in subscription revenue from broadband internet services of $44.2 million or 6.9% and $91.0 million or 7.3%, respectively, as the impact of increases in the average numbers of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) increases in subscription revenue from telephony services of $13.6 million or 3.8% and $32.4 million or 4.7%, respectively, as the impact of increases in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding FX and the effects of acquisitions, our consolidated other revenue decreased $6.2 million or 1.3% and $14.9 million or 1.6%, respectively, during the three and six months ended June 30, 2009, as compared to the corresponding prior year periods. These decreases are primarily attributable to decreases in B2B and interconnect revenue that were only partially offset by higher installation revenue and, for the six-month period, higher programming revenue.

For additional information concerning the changes in our revenue, see Discussion and Analysis of Reportable Segments—Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our consolidated operating expenses decreased $62.2 million or 5.9% and $102.7 million or 4.9%, respectively, during the three and six months ended June 30, 2009, as compared to the corresponding prior year periods. These decreases are net of increases of $36.7 million and $73.5 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $1.6 million and $1.1 million, respectively. For additional information, see the discussion following SG&A expenses below. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated operating expenses increased $10.3 million or 1.0% and $34.1 million or 1.6% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. As discussed in more detail under Discussion and Analysis of Reportable Segments—Operating Expenses above, these increases generally reflect the net impact of (i) net increases in programming and related costs, (ii) net decreases in interconnect and access costs, (iii) net increases in network-related expenses, (iv) net increases in personnel costs and (v) less significant net decreases in other operating expense categories.

SG&A expenses

Our consolidated SG&A expenses decreased $30.5 million or 5.5% and $66.8 million or 6.2%, respectively, during the three and six months ended June 30, 2009, as compared to the corresponding prior year periods. These decreases are net of increases of $18.1 million and $36.6 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $7.5 million and $22.8 million, respectively. For additional information, see the discussion in the following paragraph. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated SG&A expenses decreased $1.5 million or 0.3% and $5.6 million or 0.6% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of our Reportable Segments—SG&A Expenses above, these decreases generally reflect net increases in personnel costs that were more than offset by (i) net decreases in outsourced labor and professional fees, (ii) net decreases in sales and marketing costs and (iii) less significant net decreases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation expense that is associated with LGI common stock and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
LGI common stock:
LGI performance plans (a)	$18.8	$22.9	$31.0	$50.2
Stock options, SARs, restricted shares and restricted share units	11.3	11.9	20.7	21.6

Total LGI common stock	30.1	34.8	51.7	71.8
Other	3.8	8.2	7.7	11.5

Total	$33.9	$43.0	$59.4	$83.3

Included in:
Operating expense	$1.9	$3.5	$4.4	$5.5
SG&A expense	32.0	39.5	55.0	77.8

Total	$33.9	$43.0	$59.4	$83.3

(a)	The stock-based compensation expense related to the LGI performance plans during the six months ended June 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards. For additional information concerning these items, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our consolidated depreciation and amortization expense decreased $30.3 million and $37.0 million during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, depreciation and amortization expense increased $41.1 million or 5.6% and $101.5 million or 7.0%, respectively. These increases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated and (iii) increases associated with acquisitions.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $123.4 million and $124.2 million during the three and six months ended June 30, 2009, respectively, compared to $3.3 million and $1.9 million during the corresponding prior year periods. As further described below, the 2009 amounts include a second quarter 2009 charge of $118.8 million to reduce the carrying value of the goodwill associated with our Romanian reporting unit. The amount for the 2008 six-month period includes a $9.2 million gain on the sale of our interests in certain aircraft.

During the fourth quarter of 2008, we recorded a $144.8 million goodwill impairment charge with respect to our broadband communications reporting unit in Romania. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors have led to (i) lower than expected levels of revenue, cash flows and subscribers during the first six months of 2009 and (ii) significant declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. Further hypothetical decreases of 20% and 30% in the fair value of our Romanian reporting unit at June 30, 2009 would have resulted in additional estimated goodwill impairment charges ranging from approximately $45 million to $75 million and from approximately $75 million to $105 million, respectively.

We continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our and our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Depending on (i) our or our subsidiaries’ equity values, (ii) economic and competitive conditions and (iii) other factors, any such impairment charges could be significant.

Interest expense

Our consolidated interest expense decreased $77.9 million and $147.3 million during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, interest expense decreased $37.5 million or 12.9% and $66.6 million or 11.7%, respectively, as decreases associated with lower weighted average interest rates more than offset increases associated with (i) higher average outstanding debt balances and (ii) slightly higher amortization of deferred financing costs. The declines in our weighted average interest rates are due primarily to lower interest rates on the UPC Broadband Holding Bank Facility and our other variable-rate indebtedness.

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

Interest and dividend income

Our consolidated interest and dividend income decreased $10.3 million and $23.7 million during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases primarily are attributable to lower weighted average interest rates earned on our cash and cash equivalent balances. Dividend income remained relatively constant during the three and six months ended June 30, 2009, as compared to the corresponding prior year periods.

Realized and unrealized gains (losses) on derivative instruments, net

Our realized and unrealized gains (losses) on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the underlying contracts are fully or partially settled and (ii) realized gains (losses) upon the full or partial settlement of the underlying contracts. The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Cross-currency and interest rate derivative contracts (a)	$(336.6)	$480.5	$(399.3)	$20.5
Equity-related derivatives (b)	(53.4)	(73.8)	(129.1)	56.5
Foreign currency forward contracts	(9.3)	(0.6)	(18.1)	(5.8)
Other	0.8	0.3	0.9	(0.2)

Total	$(398.5)	$406.4	$(545.6)	$71.0

(a)	The loss during the 2009 three-month period primarily is attributable to (i) losses associated with increases in the values of the Hungarian forint, Romanian lei and Czech koruna relative to the euro and (ii) losses associated with increases in the values of the euro, Swiss franc and Chilean peso relative to the U.S. dollar. The loss during the 2009 six-month period primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso and the euro relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets, (iii) gains associated with decreases in the values of the Hungarian forint, Polish zloty, Swiss franc and Czech koruna relative to the euro and (iv) losses associated with increases in the values of the Romanian lei and Chilean peso relative to the euro. In addition, the losses for the three and six months ended June 30, 2009 include credit risk valuation adjustment gains (losses) of $21.3 million and ($20.7 million), respectively, as further described in notes 5 and 6 to our condensed consolidated financial statements. The gains during the 2008 periods primarily are attributable to the net effect of (i) gains associated with increases in market interest rates in all relevant currencies, (ii) losses associated with increases in the values of the Czech koruna, Hungarian forint, Polish zloty and certain other currencies in central and eastern Europe relative to the euro, (iii) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) gains during the three-month period and losses during the six-month period associated with changes in the values of the Swiss franc and the U.S. dollar relative to the euro and (v) gains associated with credit risk valuation adjustments.

(b)	Includes activity related to the Sumitomo Collar and the News Corp. Forward. The losses during the 2009 periods primarily are attributable to (i) losses associated with increases in the market price of Sumitomo common stock and (ii) losses associated with decreases in the value of the Japanese yen relative to the U.S. dollar. The loss for the 2008 three-month period primarily is attributable to a loss associated with an increase in the market price of Sumitomo common stock. The gain for the 2008 six-month period primarily is attributable to (i) a gain associated with a decrease in the market price of Sumitomo common stock and (ii) a gain associated with an increase in the value of the Japanese yen relative to the U.S. dollar. In addition, increases in (i) the volatility of Sumitomo common stock and (ii) the risk-free rate in Japan negatively impacted the fair value of the Sumitomo Collar during the 2008 periods.

For additional information concerning our derivative instruments, see note 5 to our condensed consolidated financial statements. For information concerning the market sensitivity of certain of our derivative instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains, net

Our foreign currency transaction gains primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains (losses) are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	$155.8	$201.9	$(120.5)	$392.9
Yen denominated debt issued by U.S. subsidiaries	(53.3)	101.4	107.4	(79.5)
U.S. dollar denominated debt issued by a Latin American subsidiary	42.3	(88.7)	83.3	(25.2)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(27.1)	5.8	(4.9)	(59.6)
U.S. dollar denominated debt issued by a European subsidiary	138.4	(8.9)	19.9	144.0
Other	2.5	(1.1)	(0.4)	10.4

Total	$258.6	$210.4	$84.8	$383.0

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) during the 2008 periods, the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Realized and unrealized gains due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt include unrealized gains (losses) associated with changes in fair values that are non-cash in nature until such time as the investments are sold or the debt is repurchased. The details of our realized and unrealized gains due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	in millions
Investments (a):
News Corp.	$13.7	$(20.4)	$0.1	$(30.0)
Sumitomo	78.0	(0.6)	73.2	(48.4)
Other, net (b)	17.0	3.0	(22.2)	10.1
Debt — UGC Convertible Notes (c)	(21.4)	40.8	16.1	113.1

Total	$87.3	$22.8	$67.2	$44.8

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	The 2009 amounts primarily relate to changes in the fair value of Cyfra+ that are primarily attributable to (i) changes in the value of the Polish zloty as compared to the euro and U.S. dollar and (ii) the impact of changes in the projected cash flows of Cyfra+.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 six-month amount includes a $25.9 million gain recognized in connection with our March 2009 repurchases of portions of the outstanding UGC Convertible Notes. For additional information, see notes 6 and 8 to our condensed consolidated financial statements.

Losses on debt modifications

We recognized losses on debt modifications of $24.3 million during the three and six months ended June 30, 2009. These losses include (i) a $20.1 million loss recognized in connection with the completion of Facilities S, T and U under the UPC Broadband Holding Bank Facility and (ii) a $4.2 million loss recognized in connection with the exchange of UPC Holding Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $17.2 million and $189.2 million during the three months ended June 30, 2009 and 2008, respectively.

The income tax expense for the three months ended June 30, 2009 differs from the expected income tax expense of $5.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (ii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit. The negative impacts of these items were partially offset by the positive impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions.

The income tax expense for the three months ended June 30, 2008 differs from the expected income tax expense of $254.5 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions and (ii) the impact of differences in the statutory and local tax rates in certain jurisdictions in which we operate. The positive impacts of these items were partially offset by the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans.

We recognized income tax expense of $139.1 million and $290.0 million during the six months ended June 30, 2009 and 2008, respectively.

The income tax expense for the six months ended June 30, 2009 differs from the expected income tax benefit of $38.2 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with intercompany loans and (iv) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

The income tax expense for the six months ended June 30, 2008 differs from the expected income tax expense of $243.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries, intercompany loans and other nondeductible expenses. The negative impacts of these items were partially offset by the positive impacts of differences in the statutory and local tax rates in certain jurisdictions in which we operate.

Earnings (loss) from continuing operations

During the three months ended June 30, 2009 and 2008, we reported earnings (loss) from continuing operations of ($1.4 million) and $537.8 million, respectively, including (i) operating income of $301.9 million and $359.7 million, respectively, and (ii) non-operating income (expense) of ($286.1 million) and $367.3 million, respectively. During the six months ended June 30, 2009 and 2008, we reported net earnings (loss) from continuing operations of ($248.2 million) and $406.4 million, respectively, including (i) operating income of $703.8 million and $712.6 million, respectively, and (ii) non-operating expense of $812.9 million and $16.2 million, respectively. Gains or losses associated with (i) the disposition of assets, (ii) changes in the fair values of derivative instruments, investments and debt and (iii) movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating charges, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources —Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $19.9 million during the three months ended June 30, 2009 and increased $6.1 million during the six months ended June 30, 2009, as compared to the corresponding prior year period. These changes are primarily attributable to the net effect of (i) improvements in the results of operations of J:COM and Austar and (ii) declines in the results of operations of Telenet and VTR.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, the terms of the instruments governing the indebtedness of certain of our subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for the majority of our consolidated cash and cash equivalents at June 30, 2009. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2009 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$3.8
Non-operating subsidiaries	849.7

Total LGI and non-operating subsidiaries	853.5

Operating subsidiaries:
J:COM	412.1
Telenet	216.6
UPC Holding (excluding VTR)	115.3
Austar	75.7
VTR	60.0
Chellomedia	12.0
Liberty Puerto Rico	5.4
Other operating subsidiaries	2.3

Total operating subsidiaries	899.4

Total cash and cash equivalents	$1,752.9

Liquidity of LGI and its Non-operating Subsidiaries

The $3.8 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $849.7 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2009. Our remaining cash and cash equivalents of $899.4 million at June 30, 2009 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries and (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first six months of 2009. Most of this cash was used to repurchase LGI common stock and UGC Convertible Notes. For additional information, see notes 8 and 9 to our condensed consolidated financial statements.

As further described in note 9 to our condensed consolidated financial statements, we repurchased during the first six months of 2009 a total of 3,249,238 shares of our LGI Series A common stock at a weighted average price of $14.93 per share and 10,656,292 shares of our LGI Series C common stock at a weighted average price of $14.68 per share, for an aggregate purchase price of $204.9 million, including direct acquisition costs. At June 30, 2009, the remaining amount authorized under our current stock repurchase plan was $140.2 million. In July 2009, the amount authorized under our current repurchase program was increased by an additional $250 million. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. Subsequent to June 30, 2009 and through July 31, 2009, we purchased an additional 1,689,674 shares of our LGI Series A common stock at a weighted average price of $17.23 per share and 1,652,766 shares of our LGI Series C common stock at a weighted average price of $17.22 per share, for an aggregate purchase price of $57.6 million, including direct acquisition costs. After giving effect to these repurchases and the increased authorization, the remaining amount authorized under our current repurchase program was $332.7 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the UGC Convertible Notes, the Sumitomo Collar Loan and the LGJ Holdings Credit Facility. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of LGI’s obligations under the LGI Performance Plans to the extent not satisfied through the issuance of LGI common stock, (iii) the satisfaction of contingent liabilities, (iv) acquisitions, (v) the repurchase of equity and debt securities or (vi) other investment opportunities. No assurance can be given that any external funding would be available on favorable terms, or at all.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM and Chellomedia, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2009, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI and (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our June 30, 2009 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2009 was 4.4 and the ratio of our June 30, 2009 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended June 30, 2009 was 4.0.

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

Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to repay or limit our borrowings under the UPC Broadband Holding Facility in order to maintain compliance with applicable covenants.

At June 30, 2009, our outstanding consolidated debt and capital lease obligations aggregated $20.7 billion, including $516.3 million that is classified as current in our condensed consolidated balance sheet and $19.1 billion that is due in 2012 or thereafter. J:COM debt and capital lease obligations account for $407.8 million of the current portion of our debt and capital lease obligations. For additional information concerning the maturities of our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

In addition to our debt and capital lease obligations, we have certain contingent liabilities that could require us to issue shares or make cash payments in future periods. For additional information, see note 13 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain 2009 refinancing transactions that have resulted in the extension of our subsidiaries’ debt maturities, see note 8 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, the continuation or worsening of the weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

All of our consolidated debt and capital lease obligations at June 30, 2009 had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our reported cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below.

General. During the six months ended June 30, 2009, we used net cash provided by our continuing operations’ operating activities of $1,577.4 million and $417.8 million of our existing cash and cash equivalent balances (excluding a $43.4 million decrease due to changes in foreign currency exchange rates) to fund net cash used by our continuing operations’ investing activities of $1,091.7 million and net cash used by our continuing operations’ financing activities of $67.9 million.

Operating Activities. Net cash provided by our continuing operations’ operating activities increased $67.0 million, from $1,510.4 million during the first six months of 2008 to $1,577.4 million during the first six months of 2009. This increase primarily is attributable to the net effect of (i) lower cash payments for interest, (ii) an increase in cash paid related to certain derivative instruments, (iii) a decrease in the reported net cash provided by operating activities due to FX and (iv) an increase in the cash generated by our video, voice and broadband internet services.

Investing Activities. Net cash used by our continuing operations’ investing activities decreased $102.9 million, from $1,194.6 million during the first six months of 2008 to $1,091.7 million during the first six months of 2009. This decrease is primarily attributable to the net effect of (i) a decrease in cash paid in connection with acquisitions, net of cash acquired, of $132.2 million and (ii) an increase in capital expenditures of $4.2 million. The increase in capital expenditures was significantly reduced by FX.

The UPC Broadband Division accounted for $496.5 million and $573.4 million of our consolidated capital expenditures during the six months ended June 30, 2009 and 2008, respectively. The decrease in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) a decrease in expenditures for support capital such as information technology upgrades and general support systems, (ii) an increase in expenditures for the purchase and installation of customer premise equipment and (iii) a decrease due to FX.

Telenet accounted for $191.9 million and $176.3 million of our consolidated capital expenditures during the six months ended June 30, 2009 and 2008, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $11.8 million and $0.6 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $203.7 million and $176.9 million during the six months ended June 30, 2009 and 2008, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2009 period primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) a decrease in expenditures for new build and upgrade projects to expand services, (iii) a decrease due to FX and (iv) an increase associated with the Interkabel Acquisition.

J:COM accounted for $246.4 million and $164.4 million of our consolidated capital expenditures during the six months ended June 30, 2009 and 2008, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $84.6 million and $68.0 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $331.0 million and $232.4 million during the six months ended June 30, 2009 and 2008, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) an increase related to the effect of acquisitions, (ii) an increase due to FX, (iii) an increase in expenditures for the purchase and installation of customer premise equipment, (iv) an increase in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital such as information technology upgrades and general support systems.

VTR accounted for $88.5 million and $91.9 million of our consolidated capital expenditures during the six months ended June 30, 2009 and 2008, respectively. The decrease in the capital expenditures of VTR is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase in expenditures for support capital such as information technology upgrades and general support systems and (iv) an increase in expenditures for the purchase and installation of customer premise equipment.

Financing Activities. Net cash used by our continuing operations’ financing activities decreased $1,149.8 million, from $1,217.7 million during the first six months of 2008 to $67.9 million during the first six months of 2009. This decrease primarily is attributable to the net effect of (i) a decrease in cash paid to repurchase LGI common stock of $1,406.8 million and (ii) a $166.8 million decrease in cash provided by net borrowings of debt. The decrease in net borrowings is due in part to the impact of FX.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At June 30, 2009, our European subsidiaries held cash balances of $689.9 million that were denominated in euros, J:COM held cash balances of $412.1 million that were denominated in Japanese yen and certain of our subsidiaries with functional currencies other than the U.S. dollar held cash balances of $306.7 million that were denominated in U.S. dollars. Subject to applicable debt covenants, these euro, Japanese yen and U.S. dollar cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Sumitomo and News Corp. At June 30, 2009, the aggregate fair value of these investments was approximately $515.5 million. Where appropriate, we manage our exposure to market price fluctuations with derivative instruments such as the Sumitomo Collar and the News Corp. Forward. On July 9, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2009, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations through the applicable maturity dates of the underlying debt. For additional information concerning the terms of our cross-currency interest rate swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and the forward sale of the euro, the Japanese yen, the Chilean peso and the Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our capital expenditures and operating and SG&A expenses were not hedged as of June 30, 2009, we expect to increase our use of hedging strategies with respect to these risks during the remainder of 2009. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 34.5% and 32.6% of our U.S. dollar revenue during the six months ended June 30, 2009 were derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2009	December 31, 2008
Spot rates:
Euro	0.7117	0.7167
Swiss franc	1.0849	1.0687
Japanese yen	96.320	90.790
Chilean peso	533.58	638.50
Hungarian forint	194.23	190.27
Australian dollar	1.2384	1.4192

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Average rates:
Euro	0.7342	0.6400	0.7504	0.6536
Swiss franc	1.1116	1.0319	1.1297	1.0498
Japanese yen	97.333	104.66	95.485	104.95
Chilean peso	566.19	471.55	586.64	467.21
Hungarian forint	209.63	158.62	217.75	165.82
Australian dollar	1.3170	1.0596	1.4117	1.0821

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on operating cash flow and net earnings (loss). The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control. We currently are unable to predict the extent that price levels might be impacted in future periods by the current state of the worldwide economy.

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At June 30, 2009, we effectively paid a fixed interest rate on 94% of our variable-rate debt (excluding VTR’s cash-collateralized variable-rate debt) through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2009 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at June 30, 2009 declines to 80%. With the exception of an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At June 30, 2009, our variable-rate indebtedness aggregated $15.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.48%, excluding the effects of interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, deferred financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $76.1 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At June 30, 2009, our exposure to credit risk included (i) derivative assets with a fair value of $882.0 million, (ii) cash, cash equivalent and restricted cash balances of $2,236.6 million and (iii) aggregate undrawn debt facilities of $1,595.6 million, including CLP 136,391.6 million ($255.6 million) of commitments under the VTR Bank Facility for which we would be required to set aside an equivalent amount of cash collateral.

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

While we currently have no specific concerns about the creditworthiness of any particular counterparty, given the recent volatility and systemic risk in the markets and failures of, and financial difficulties experienced by, various banks and financial institutions, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such circumstances could have an adverse effect on our cash flows, results of operations and financial condition.

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below. For additional information, see note 5 to our condensed consolidated financial statements.

UPC Holding Cross-currency Options

Holding all other factors constant, at June 30, 2009:

(i)	an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €49.8 million ($70.0 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €54.2 million ($76.2 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency options by approximately €0.3 million ($0.4 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €443.6 million ($623.3 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €148.5 million ($208.7 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €109.3 million ($153.6 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €47.0 million ($66.0 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €30.2 million ($42.4 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €26.3 million ($37.0 million);

(vii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $7.9 million ($8.2 million); and

(viii)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $6.0 million ($6.3 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 34.5 billion ($64.6 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.9 billion ($14.8 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2009, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €25.2 million ($35.4 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €22.6 million ($31.8 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2009:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.6 billion ($37.4 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.5 billion ($36.3 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.2 billion ($43.6 million).

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2009. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2009, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2009 through April 1, 2009:
Series A	—	$—	—
Series C	—	$—	—	(b	)
May 1, 2009 through May 31, 2009:
Series A	975,823	$15.39	975,823
Series C	983,154	$15.28	983,154	(b	)
June 1, 2009 through June 30, 2009:
Series A	2,273,415	$14.73	2,273,415
Series C	2,164,738	$14.60	2,164,738	(b	)
Total — April 1, 2009 through June 30, 2009:
Series A	3,249,238	$14.93	3,249,238
Series C	3,147,892	$14.81	3,147,892	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At June 30, 2009, we were authorized to purchase an additional $140.2 million of our LGI Series A and Series C common stock. In July 2009, the amount authorized under our current repurchase program was increased by an additional $250 million. The timing of the repurchase of shares pursuant to this program, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. Subsequent to June 30, 2009 and through July 31, 2009, we purchased an additional 1,689,674 shares of our LGI Series A common stock at a weighted average price of $17.23 per share and 1,652,766 shares of our LGI Series C common stock at a weighted average price of $17.22 per share, for an aggregate purchase price of $57.6 million, including direct acquisition costs. After giving effect to these repurchases and the increased authorization, the remaining amount authorized under our current repurchase program was $332.7 million.

In addition to the shares listed in the table above, 24,775 shares of LGI Series A common stock and 28,895 shares of LGI Series C common stock were surrendered during the second quarter of 2009 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 17, 2009, we held our annual meeting of stockholders. At the annual meeting, three matters were considered and acted upon: (i) the elections of three directors to serve as Class I members of our Board until the 2012 annual meeting of stockholders or until their respective successors are elected, (ii) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2009 and (iii) the approval of a resolution on board diversity. The first two proposals were adopted and the third was rejected. The following is a summary of the votes for each proposal:

Election of John P. Cole, Jr. as Director:

	For	Withheld
Series A	84,417,069	37,787,348
Series B	69,408,042	1,459,428

Total:	153,825,111	39,246,776

Election of Richard R. Green as Director:

	For	Withheld
Series A	89,744,260	32,460,158
Series B	69,405,477	1,461,992

Total:	159,149,737	33,922,150

Election of David E. Rapley as Director:

	For	Withheld
Series A	89,328,675	32,875,743
Series B	69,407,472	1,459,997

Total:	158,736,147	34,335,740

Ratification of KPMG LLP as independent auditors:

	For	Against	Abstentions	Broker Non-Votes
Series A	121,752,486	361,473	90,458	—
Series B	70,851,910	13,550	2,010	—

Total:	192,604,396	375,023	92,468	—

Stockholder proposal on board diversity:

	For	Against	Abstentions	Broker Non-Votes
Series A	31,563,502	65,201,548	10,945,331	14,494,036
Series B	127,070	68,373,770	44,020	2,322,610

Total:	31,690,572	133,575,318	10,989,351	16,816,646

In addition to those directors elected at the annual meeting, John W. Dick, J.C. Sparkman, J. David Wargo, Michael T. Fries, Paul A. Gould, John C. Malone and Larry E. Romrell continue to serve as directors of our board after the annual meeting.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding BV (as Borrower), UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility Q Lenders under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, as Facility Agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated April 27, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.2	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing Partnership (as Borrower), UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility R Lenders under the Facility Agreement (incorporated by reference to the April 2009 8-K/A).

4.3	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing Partnership, as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.4	Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.5	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A dated May 26, 2009 (File No. 000-51360)).

4.6	Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing Partnership, as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 000-51360).

4.7	Amendment Letter dated June 9, 2009 among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the Guarantors listed therein to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2009 (File No. 000-51360).

4.8	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.9	Supplemental agreement dated June 23, 2009 between Telenet Bidco NV and Toronto Dominion (Texas) LLC as Facility Agent relating to the Credit Agreement (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

10	Material Contracts:

10.1	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (the Director Plan).*

10.2	Form of Restricted Share Units Agreement under the Director Plan.*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: August 4, 2009	/s/ MICHAEL T. FRIES
Michael T. Fries
President and Chief Executive Officer

Dated: August 4, 2009	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken
Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 4, 2009	/s/ BERNARD G. DVORAK
Bernard G. Dvorak
Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation; Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated June 15, 2005 (File No. 000-51360) (the Merger 8-K))

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K)

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding BV (as Borrower), UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility Q Lenders under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC, as Facility Agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated April 27, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.2	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing Partnership (as Borrower), UPC Broadband Holding BV, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility R Lenders under the Facility Agreement (incorporated by reference to the April 2009 8-K/A).

4.3	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing Partnership, as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.4	Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.5	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A dated May 26, 2009 (File No. 000-51360)).

4.6	Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing Partnership, as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as the initial Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2009 (File No. 000-51360).

4.7	Amendment Letter dated June 9, 2009 among UPC Broadband Holding B.V. and UPC Financing Partnership, as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the Guarantors listed therein to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2009 (File No. 000-51360).

4.8	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.9	Supplemental agreement dated June 23, 2009 between Telenet Bidco NV and Toronto Dominion (Texas) LLC as Facility Agent relating to the Credit Agreement (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

10	Material Contracts:

10.1	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (the Director Plan).*

10.2	Form of Restricted Share Units Agreement under the Director Plan.*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith