Form 10-Q
period 2009-09-30
Liberty Global, Inc.
filed 2009-11-04
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of October 30, 2009 was:

Series A common stock — 129,875,422 shares;

Series B common stock — 7,191,210 shares; and

Series C common stock — 123,891,323 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2009	December 31, 2008
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,968.8	$1,374.0
Trade receivables, net	807.3	1,002.8
Deferred income taxes	267.9	280.8
Derivative instruments (note 5)	77.3	193.6
Other current assets	363.8	382.5

Total current assets	3,485.1	3,233.7
Restricted cash (note 8)	466.1	470.8
Investments (note 4)	1,049.6	979.8
Property and equipment, net (note 7)	12,228.6	12,035.4
Goodwill (note 7)	13,548.3	13,144.7
Intangible assets subject to amortization, net (note 7)	2,141.6	2,405.0
Other assets, net (note 5)	1,687.6	1,716.7

Total assets	$34,606.9	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	September 30, 2009	December 31, 2008
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$719.9	$735.0
Deferred revenue and advance payments from subscribers and others	708.0	918.4
Current portion of debt and capital lease obligations (note 8)	499.3	513.0
Derivative instruments (note 5)	590.4	441.7
Other accrued and current liabilities	1,628.6	1,634.0

Total current liabilities	4,146.2	4,242.1
Long-term debt and capital lease obligations (note 8)	21,239.7	19,989.9
Deferred tax liabilities	753.4	902.7
Other long-term liabilities (note 5)	2,458.3	2,356.7

Total liabilities	28,597.6	27,491.4

Commitments and contingencies (notes 5, 8 and 13)

Equity (note 9):
Liberty Global, Inc. stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 130,737,933 and 136,334,241 shares, respectively	1.3	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,191,210 and 7,191,210 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 124,758,649 and 137,703,628 shares, respectively	1.2	1.4
Additional paid-in capital	3,810.7	4,124.0
Accumulated deficit	(2,387.0)	(1,874.9)
Accumulated other comprehensive earnings, net of taxes	1,337.6	1,141.0

Total Liberty Global, Inc. stockholders	2,763.9	3,393.0
Noncontrolling interests	3,245.4	3,101.7

Total equity	6,009.3	6,494.7

Total liabilities and equity	$34,606.9	$33,986.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions, except share and per share amounts

Revenue (note 12)	$2,824.2	$2,633.3	$8,040.1	$7,942.2

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	1,059.2	1,004.1	3,031.6	3,079.2
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	523.8	511.4	1,536.0	1,590.4
Depreciation and amortization	775.4	708.0	2,178.7	2,148.3
Impairment, restructuring and other operating charges, net (note 7)	2.0	1.4	126.2	3.3

	2,360.4	2,224.9	6,872.5	6,821.2

Operating income	463.8	408.4	1,167.6	1,121.0

Non-operating income (expense):
Interest expense (note 12)	(232.3)	(293.4)	(655.3)	(863.7)
Interest and dividend income	13.4	23.5	41.5	75.3
Realized and unrealized gains (losses) on derivative instruments, net (notes 5 and 6)	(226.8)	18.2	(772.4)	89.2
Foreign currency transaction gains (losses), net	6.7	(286.7)	91.5	96.3
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	(51.0)	(129.2)	16.2	(84.4)
Losses on debt modifications (note 8)	(9.7)	—	(34.0)	—
Share of results of affiliates, net	0.4	2.4	1.4	5.2
Other income (expense), net	7.0	(0.8)	5.9	(0.1)

	(492.3)	(666.0)	(1,305.2)	(682.2)

Earnings (loss) from continuing operations before income taxes	(28.5)	(257.6)	(137.6)	438.8
Income tax expense	(30.9)	(24.6)	(170.0)	(314.6)

Earnings (loss) from continuing operations	(59.4)	(282.2)	(307.6)	124.2
Discontinued operations (note 3):
Earnings (loss) from discontinued operations, net of taxes	(2.0)	3.9	3.5	13.1
Gain on disposal of discontinued operations	25.7	—	25.7	—

	23.7	3.9	29.2	13.1

Net earnings (loss)	(35.7)	(278.3)	(278.4)	137.3
Net earnings attributable to noncontrolling interests	(84.6)	(30.6)	(233.7)	(173.6)

Net loss attributable to Liberty Global, Inc. stockholders	$(120.3)	$(308.9)	$(512.1)	$(36.3)

Basic and diluted earnings (loss) per share attributable to Liberty Global, Inc. stockholders — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(0.54)	$(1.02)	$(1.99)	$(0.15)
Discontinued operations	0.09	0.01	0.10	0.04

	$(0.45)	$(1.01)	$(1.89)	$(0.11)

Weighted average common shares outstanding — basic and diluted	265,259,013	306,400,856	270,423,175	323,952,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Net earnings (loss)	$(35.7)	$(278.3)	$(278.4)	$137.3

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	402.3	(431.4)	220.5	46.1
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	(3.7)	0.5	(3.7)	0.5
Other	(3.6)	(2.9)	(3.5)	1.6

Other comprehensive earnings (loss)	395.0	(433.8)	213.3	48.2

Comprehensive earnings (loss)	359.3	(712.1)	(65.1)	185.5
Comprehensive earnings attributable to noncontrolling interests	(250.7)	(42.6)	(250.4)	(260.6)

Comprehensive earnings (loss) attributable to Liberty Global, Inc. stockholders	$108.6	$(754.7)	$(315.5)	$(75.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Liberty Global, Inc. stockholders							Noncontrolling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global, Inc. stockholders
	Series A	Series B	Series C
	in millions
Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net loss	—	—	—	—	(512.1)	—	(512.1)	233.7	(278.4)
Other comprehensive earnings, net of taxes	—	—	—	—	—	196.6	196.6	16.7	213.3
Repurchase and cancellation of common stock (note 9)	(0.1)	—	(0.2)	(364.0)	—	—	(364.3)	—	(364.3)
Stock-based compensation, net of taxes (note 10)	—	—	—	40.3	—	—	40.3	—	40.3
Reclassification of LGI Performance Plans obligation settled with Liberty Global, Inc. common stock (note 10)	—	—	—	36.4	—	—	36.4	—	36.4
Stock issued in conjunction with equity incentive plans and related employee tax withholding	—	—	—	(31.4)	—	—	(31.4)	—	(31.4)
Dividends and distributions to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(89.6)	(89.6)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	5.4	—	—	5.4	(17.1)	(11.7)

Balance at September 30, 2009	$1.3	$0.1	$1.2	$3,810.7	$(2,387.0)	$1,337.6	$2,763.9	$3,245.4	$6,009.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2009	2008
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(278.4)	$137.3
Earnings from discontinued operations	(29.2)	(13.1)

Earnings (loss) from continuing operations	(307.6)	124.2
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	98.9	125.3
Depreciation and amortization	2,178.7	2,148.3
Impairment, restructuring and other operating charges, net	126.2	3.3
Amortization of deferred financing costs and non-cash interest	44.5	35.3
Realized and unrealized losses (gains) on derivative instruments, net	772.4	(89.2)
Foreign currency transaction gains, net	(91.5)	(96.3)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net of dividends	2.4	85.8
Losses on debt modifications	34.0	—
Share of results of affiliates, net	(1.4)	(5.2)
Deferred income tax expense (benefit)	(63.0)	162.9
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(524.8)	(291.4)
Net cash provided by operating activities of discontinued operations	11.6	21.1

Net cash provided by operating activities	2,280.4	2,224.1

Cash flows from investing activities:
Capital expended for property and equipment	(1,606.8)	(1,669.2)
Proceeds received upon disposition of discontinued operations, net of disposal costs	167.0	—
Cash paid in connection with acquisitions, net of cash acquired	(13.9)	(243.7)
Other investing activities, net	(7.7)	21.3
Net cash used by investing activities of discontinued operations	(9.3)	(17.7)

Net cash used by investing activities	(1,470.7)	(1,909.3)

Cash flows from financing activities:
Borrowings of debt	2,166.5	1,971.9
Repayments and repurchases of debt and capital lease obligations	(1,911.9)	(747.3)
Repurchase of Liberty Global, Inc. common stock	(366.3)	(1,955.5)
Payment of financing costs	(103.1)	(27.2)
Distributions by subsidiaries to noncontrolling interests	(91.6)	(33.6)
Other financing activities, net	2.9	37.8

Net cash used by financing activities	(303.5)	(753.9)

Effect of exchange rates on cash	88.6	(15.0)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	592.5	(457.5)
Discontinued operations	2.3	3.4

Net increase (decrease) in cash and cash equivalents	594.8	(454.1)

Cash and cash equivalents, beginning of period	1,374.0	2,035.5

Cash and cash equivalents, end of period	$1,968.8	$1,581.4

Cash paid for interest	$606.3	$1,042.0

Net cash paid for taxes	$209.2	$130.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at September 30, 2009 in 14 countries, primarily in Europe, Japan and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect wholly-owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com S.A. (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.3% at September 30, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at September 30, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (55.0% at September 30, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). Accordingly, we have presented UPC Slovenia as a discontinued operation in our condensed consolidated statements of operations and cash flows and related footnote disclosures. See note 3.

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

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of September 30, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Certain prior period amounts have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through November 4, 2009, the date of issuance.

(2)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 168

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. In June 2009, SFAS 162 was replaced by SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162 (SFAS 168), subsequently codified within FASB Accounting Standards Codification (FASB ASC) Topic 105, Generally Accepted Accounting Principles. The FASB ASC is now the source of authoritative GAAP recognized by the FASB and is applicable for fiscal years and interim periods ending after September 15, 2009. We adopted SFAS 168 effective July 1, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), subsequently codified within FASB ASC Topic 805, Business Combinations. SFAS 141(R) replaces SFAS 141, Business Combinations, and, among other items, generally requires an acquirer in a business combination to recognize (i) the assets acquired, (ii) the liabilities assumed (including those arising from contractual contingencies), (iii) any contingent consideration and (iv) any noncontrolling interest in the acquiree at the acquisition date, at fair values as of that date. The requirements of SFAS 141(R) will result in the recognition by the acquirer of goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) also provides that the acquirer shall not adjust the finalized accounting for business combinations, including business combinations completed prior to the effective date of SFAS 141(R), for changes in acquired tax uncertainties or changes in the valuation allowances for acquired deferred tax assets that occur subsequent to the effective date of SFAS 141(R). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We prospectively adopted the provisions of SFAS 141(R) effective January 1, 2009.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

acquired in business combinations) and (ii) fair value measurements required for impairment assessments. We prospectively adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008. We prospectively adopted the deferred provisions of SFAS 157 effective January 1, 2009.

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), subsequently codified within FASB ASC Topic 810, Consolidation (FASB ASC 810). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also states that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and such adoption resulted in a change in the presentation of minority interests in subsidiaries, which was retrospectively reclassified to “noncontrolling interests” within equity.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), subsequently codified within FASB ASC Topic 350, Intangibles — Goodwill and Other, and FASB ASC Topic 275, Risks and Uncertainties. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We prospectively adopted the provisions of FSP 142-3 on January 1, 2009.

EITF 08-06

In September 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06), subsequently codified within FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. EITF 08-06 provides guidance for the accounting of equity method investments as a result of the accounting changes prescribed by SFAS 141(R) and SFAS 160. EITF 08-06 includes clarification on the following: (i) transaction costs should be included in the initial carrying value of the equity method investment, (ii) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment need only be performed as part of any other-than-temporary impairment evaluation of the equity method investment as a whole and does not need to be performed annually, (iii) the equity method investee’s issuance of shares should be accounted for as the sale of a proportionate share of the investment, which may result in a gain or loss in income, and (iv) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method. EITF 08-06 is effective on a prospective basis in fiscal years and interim periods beginning on or after December 15, 2008 and early adoption is prohibited. We prospectively adopted EITF 08-06 effective January 1, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

FSP 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), subsequently codified within FASB ASC 820. FSP 157-4 clarifies that transaction or quoted prices may not be determinative of fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance with respect to the circumstances that indicate a transaction is not orderly and the resulting ramifications on the fair value measurement for the asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We adopted FSP 157-4 effective June 30, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements.

FSP 107-1

In April 2009, the FASB issued FSP No. 107, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), subsequently codified within FASB ASC Topic 825, Financial Instruments. FSP 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. We adopted FSP 107-1 effective June 30, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

SFAS 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). FASB Statement No. 140, as amended by SFAS 166, was subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 860, Transfers and Servicing. SFAS 166, among other matters, (i) eliminates the concept of a qualifying special-purpose entity, (ii) creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, (iii) clarifies other sale-accounting criteria and (iv) changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for fiscal years and interim periods beginning after November 15, 2009. We do not expect our adoption of SFAS 166 to have a material impact on our consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). FASB Interpretation No. 46(R) (FIN 46(R)), as amended by SFAS 167, was subsequently codified within various FASB ASC Topics, primarily FASB ASC 810. SFAS 167, among other matters, (i) eliminates the exceptions of FIN 46(R) with respect to the consolidation of qualifying special-purpose entities, (ii) contains new criteria for determining the primary beneficiary and (iii) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation No. 46(R). SFAS 167 is applicable for fiscal years and interim periods beginning after November 15, 2009. We have not completed our analysis of the impact of SFAS 167 on our consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (FASB ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (FASB ASU 2009-05). FASB ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. FASB ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We will adopt FASB ASU 2009-05 in the fourth quarter of 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

FSP 132(R)-1

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (FSP 132(R)-1), subsequently codified within FASB ASC Topic 715, Compensation — Retirement Benefits. FSP 132(R)-1 provides guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The guidance provided by FSP 132(R)-1 is intended to ensure that an employer meets the objectives of the plan assets’ disclosures in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is applicable for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect our adoption of FSP 132(R)-1 to have a material impact on our consolidated financial statements.

ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (FASB ASU 2009-13). FASB ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements by establishing an expanded selling price hierarchy for determining the selling price of a deliverable. FASB ASU 2009-13 also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. FASB ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We have not yet completed our evaluation of the impact of FASB ASU 2009-13 on our consolidated financial statements.

(3)	Acquisitions and Disposition

Acquisition of Mediatti

Prior to December 25, 2008, Mediatti Communications, Inc. (Mediatti), a broadband communications operator in Japan, was (i) 45.5%-owned by Liberty Japan MC, LLC (Liberty Japan MC), our then 95.2%-indirectly-owned subsidiary, (ii) 44.7%-owned by affiliates of Olympus Capital and (iii) 9.8%-owned by other third parties. On December 24, 2008, we purchased the remaining 4.8% interest in Liberty Japan MC that we did not already own for ¥615.8 million ($6.8 million at the transaction date). On December 25, 2008, J:COM purchased 100% of the outstanding shares of Mediatti for total cash consideration before direct acquisition costs of ¥28,350.6 million ($310.5 million at the transaction date), of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). J:COM acquired Mediatti in order to achieve certain financial, operational and strategic benefits through the integration of Mediatti with J:COM’s existing operations.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

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

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2008 give effect to (i) J:COM’s acquisition of Mediatti and (ii) the Interkabel Acquisition as if such acquisitions had been completed as of January 1, 2008. No effect has been given to the Spektrum acquisition since it would not have had a significant impact on our results of operations for the 2008 periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	in millions, except per share amounts
Revenue	$2,711.5	$8,176.1

Net loss attributable to LGI stockholders	$(313.5)	$(50.1)

Basic and diluted loss per share attributable to LGI stockholders	$(1.02)	$(0.15)

Disposition of UPC Slovenia

On July 15, 2009, one of our subsidiaries sold 100% of its interest in UPC Slovenia to Mid Europa Partners for a cash purchase price of €119.5 million ($168.4 million at the transaction date), before working capital adjustments. As a result of this disposition, we have accounted for UPC Slovenia as a discontinued operation. In the table below, UPC Slovenia’s net results from July 1, 2009 through the date of sale include only severance payments and bonuses that were paid in connection with the disposition. In connection with the disposal of UPC Slovenia, we recognized a net gain of $25.7 million that includes a realized cumulative foreign currency translation gain of $3.7 million. This net gain is reflected in discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

The operating results of UPC Slovenia that are classified as discontinued operations in our condensed consolidated statements of operations are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Revenue	$—	$16.4	$30.2	$48.4

Operating income (loss)	$(2.0)	$4.5	$3.1	$14.2

Earnings (loss) before income taxes and noncontrolling interests	$(2.0)	$4.5	$3.2	$14.4

(4)	Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2009	December 31, 2008
	in millions
Fair value (a)	$818.6	$815.1
Equity (b)	206.3	189.7
Cost	24.7	25.0

Total	$1,049.6	$1,029.8

Current (c)	$—	$50.0

Long-term	$1,049.6	$979.8

(a)	At September 30, 2009, investments accounted for using the fair value method include our investments in Sumitomo Corporation (Sumitomo) and Canal+ Cyfrowy Sp zoo (Cyfra+). Sumitomo is the owner of a noncontrolling interest in LGI/Sumisho Super Media, LLC (Super Media), our indirect majority-owned subsidiary and the owner of a controlling interest in J:COM. During the second quarter of 2009, we received an $18.4 million dividend from Cyfra+. This dividend has been reflected as a reduction of our investment in Cyfra+.

(b)	At September 30, 2009, investments accounted for using the equity method include our investments in Discovery Japan, Inc., JSports Broadcasting Corporation and XYZ Network Pty LTD.

(c)	The December 31, 2008 balance represents the fair value of our investment in shares of The News Corporation Limited (News Corp.) Class A common stock, which were surrendered on July 9, 2009 in connection with the settlement of the related prepaid forward sale contract.

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

September 30, 2009

(unaudited)

(5)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥) and the Australian dollar (AUD). With the exception of J:COM’s interest rate swaps, which were accounted for as cash flow hedges, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of all other derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2009			December 31, 2008
	Current	Long-term (a)	Total	Current	Long-term (a)	Total (b)
	in millions
Assets:
Cross-currency and interest rate derivative contracts (c)	$75.6	$248.4	$324.0	$182.6	$297.9	$480.5
Equity-related derivative (d)	—	576.0	576.0	—	631.7	631.7
Foreign currency forward contracts	—	—	—	10.8	—	10.8
Other	1.7	2.4	4.1	0.2	0.9	1.1

Total	$77.3	$826.8	$904.1	$193.6	$930.5	$1,124.1

Liabilities:
Cross-currency and interest rate derivative contracts (c) (e)	$564.1	$956.0	$1,520.1	$418.8	$904.3	$1,323.1
Equity-related derivatives (d)	18.7	—	18.7	17.2	—	17.2
Foreign currency forward contracts	6.2	0.6	6.8	3.6	1.5	5.1
Other	1.4	1.4	2.8	2.1	1.2	3.3

Total	$590.4	$958.0	$1,548.4	$441.7	$907.0	$1,348.7

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)	Excludes the prepaid forward sale contract previously held on our News Corp. Class A common stock (the News Corp. Forward), which is included in the current portion of debt and capital lease obligations in our condensed consolidated balance sheet as of December 31, 2008. On July 9, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock.

(c)

As of September 30, 2009, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $11.6 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $110.5 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market, and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The change in the credit risk valuation adjustments associated with our derivative instruments resulted in a gain of

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

$9.4 million and a loss of $11.3 million during the three and nine months ended September 30, 2009, respectively, which are included in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

(d)	Our equity-related derivatives relate primarily to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we assumed that any losses incurred by our company in the event of nonperformance by the counterparty would have been, subject to relevant insolvency laws, fully offset against amounts we owed to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(e)	As discussed above, J:COM accounts for its interest rate swaps as cash flow hedges. At September 30, 2009 and December 31, 2008, (i) the aggregate fair values of these swaps were liabilities of $20.1 million and $18.0 million, respectively, of which $5.7 million and $3.0 million, respectively, were classified as current, and (ii) our accumulated other comprehensive earnings included accumulated losses of $3.7 million and $3.4 million, respectively, related to J:COM’s interest rate swaps. During the three and nine months ended September 30, 2009 and 2008, the net losses reclassified from J:COM’s accumulated other comprehensive earnings to interest expense with respect to these cash flow hedges were not significant.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Cross-currency and interest rate derivative contracts	$(307.6)	$(191.3)	$(706.9)	$(170.8)
Equity-related derivatives (a)	71.3	184.6	(57.8)	241.1
Foreign currency forward contracts	5.9	25.8	(12.2)	20.0
Other	3.6	(0.9)	4.5	(1.1)

Total	$(226.8)	$18.2	$(772.4)	$89.2

(a)	Includes activity related to the Sumitomo Collar and the News Corp. Forward.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Nine months ended September 30,
	2009	2008
	in millions
Operating activities	$(397.2)	$54.4
Investing activities	3.8	(2.2)
Financing activities	(18.9)	(2.7)

Total	$(412.3)	$49.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At September 30, 2009, our exposure to credit risk included derivative assets with a fair value of $904.1 million.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that we could be required to make payments to an insolvent counterparty even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different counterparty, the risks that were the subject of the original derivative contract would no longer be hedged.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding:
July 2010	€60.0	CZK	1,703.1	5.50%	5.33%
July 2010 — December 2014	€60.0	CZK	1,703.1	5.50%	6.05%
February 2010	€105.8	CZK	3,018.7	5.50%	4.88%
February 2010 — December 2014	€105.8	CZK	3,018.7	5.50%	5.80%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%

July 2010	€260.0	HUF	75,570.0	5.50%	7.80%
July 2010 — December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014	€228.0	HUF	62,867.5	5.50%	8.98%

July 2010	€245.0	PLN	1,000.6	5.50%	6.52%
July 2010 — December 2014	€245.0	PLN	1,000.6	5.50%	7.60%
December 2014	€98.4	PLN	335.0	5.50%	7.12%
December 2014	€57.1	PLN	270.0	5.50%	7.60%

December 2010 — December 2016	€200.0	RON	709.1	5.50%	11.38%
December 2016	€31.9	RON	116.8	5.50%	11.48%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%

December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

December 2013	€19.4	CZK	517.0	3.50%	4.49%

December 2013	$14.7	PLN	50.0	3.50%	5.56%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%
December 2010	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	10.24%
December 2016	$84.1	RON	203.3	6 mo. LIBOR + 3.50%	13.35%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$460.8	CLP	255,025.1	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2009 are as follows:

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2010		€3,890.0	1 mo. EURIBOR + 2.00%	6 mo. EURIBOR + 1.81%
January 2010		€655.0	1 mo. EURIBOR + 2.25%	6 mo. EURIBOR + 1.61%
April 2012		€555.0	6 mo. EURIBOR	3.32%
December 2014		€659.5	6 mo. EURIBOR	4.67%
July 2010 (b)		€31.6	5.50%	5.67%
April 2010		€1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		€1,000.0	6 mo. EURIBOR	4.66%
January 2011		€193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012 — December 2015		€263.0	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	98,400.0	6.77%	6 mo. TAB

January 2010		$511.0	1 mo. LIBOR + 2.75%	6 mo. LIBOR + 2.17%
January 2010		$1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
January 2010		$87.3	1 mo. LIBOR + 3.00%	6 mo. LIBOR + 2.90%
December 2013		$87.3	6 mo. LIBOR	4.98%

January 2010		€151.4	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.82%
December 2013		€151.4	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	123.7	3 mo. AUD BBSY	3.89%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$166.3	3 mo. LIBOR	5.14%
March 2010		$166.3	1 mo. LIBOR + 2.25%	3 mo. LIBOR + 1.86%

VTR:
July 2013	CLP	98,400.0	6 mo. TAB	7.78%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Subsidiary (a)	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Telenet NV, an indirect wholly-owned subsidiary of Telenet:
September 2010	€50.0	3 mo. EURIBOR	4.70%
January 2010 — December 2011	€50.0	3 mo. EURIBOR	5.29%
July 2011 — December 2015	€200.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015	€350.0	3 mo. EURIBOR	3.54%

Telenet Bidco NV (Telenet Bidco), an indirect wholly-owned subsidiary of Telenet:
January 2010	€250.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.99%
January 2010	€587.5	1 mo. EURIBOR + 0.25%	3 mo. EURIBOR
January 2010	€762.5	1 mo. EURIBOR + 0.27%	3 mo. EURIBOR
January 2010	€300.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.98%
September 2012	€300.0	3 mo. EURIBOR	4.35%
September 2010 — December 2017	€50.0	3 mo. EURIBOR	3.52%

LGJ Holdings LLC (LGJ Holdings), an indirect subsidiary of LGI:
January 2010	¥75,000.0	1 mo. TIBOR + 3.25%	6 mo. TIBOR + 3.18%
November 2012	¥75,000.0	6 mo. TIBOR	1.34%

J:COM:
September 2011	¥2,000.0	6 mo. TIBOR	1.37%
October 2011	¥10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013	¥20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013	¥19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014	¥10,000.0	3 mo. TIBOR	1.15%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	This contract originated as a cross-currency interest rate swap involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amount was converted into euros at the entry rate of 30.126 SKK per euro.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	September 30, 2009
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
December 2017	€4.3	6.50%
December 2017	€4.3	5.50%

Telenet Bidco:
June 2011	€550.0	3.50%
September 2014	€600.0	4.65%
September 2015	€500.0	4.75%

(a)	For derivative instruments that were in effect as of September 30, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	September 30, 2009
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at September 30, 2009
in millions
October 13, 2016	$19.8
April 12, 2017	$19.8
October 12, 2017	$19.8
April 12, 2018	$419.8

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2009:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	€4.1	HUF	1,125.1	October 2009 — July 2010
UPC Broadband Holding	€1.1	PLN	4.6	October 2009 — July 2010
UPC Broadband Holding	€2.0	CZK	50.3	October 2009 — March 2010
J:COM	$20.7		¥2,111.1	October 2009 — December 2010
VTR	$63.2	CLP	36,398.8	October 2009 — September 2010
Telenet NV	$9.0		€6.3	October 2009 — March 2010
Austar Entertainment	$15.0	AUD	17.7	October 2009 — June 2010
LGE Financing	$3.5		€2.5	October 2009 — July 2010

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (the UGC Convertible Notes) (see note 8). UnitedGlobalCom, Inc. (UGC) is an indirect subsidiary of LGI and the indirect parent of UPC Holding, Telenet, VTR and Austar. The reported fair values of these assets and liabilities as of September 30, 2009 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

All of our Level 2 inputs (interest rates, yield curves, dividend yields and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive fair value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. As allowed by GAAP, the midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

For our investment in Sumitomo common stock, the fair value measurement is based on the quoted closing price of the shares at each reporting date. Accordingly, the valuation of this investment falls under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy.

The fair value measurements of our equity-related derivatives are based on the Binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we believe that these valuations fall under Level 3 of the fair value hierarchy.

As further described in note 5, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The fair value measurements of these derivative instruments are determined using cash flow models. All but one of the inputs to these cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. GAAP requires the incorporation of a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we believe that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

The UGC Convertible Notes are traded, but not in a market that could be considered “active” under the provisions of GAAP. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustment with respect to the UGC Convertible Notes is quantified and explained in note 8.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill and the values of certain other assets and liabilities. With the exception of certain inputs

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow analyses fall under Level 3 of the fair value hierarchy. During June 2009, we performed nonrecurring fair value measurements in connection with a goodwill impairment assessment. See note 7.

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at September 30, 2009 using:
Description	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments	$904.1	$—	$328.1	$576.0
Investments	818.6	470.9	—	347.7

Total assets	$1,722.7	$470.9	$328.1	$923.7

Liabilities:
UGC Convertible Notes	$523.0	$—	$—	$523.0
Derivative instruments	1,548.4	—	1,529.7	18.7

Total liabilities	$2,071.4	$—	$1,529.7	$541.7

		Fair value measurements at December 31, 2008 using:
Description	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$1,164.4	$—	$492.4	$672.0
Investments	815.1	442.2	—	372.9

Total assets	$1,979.5	$442.2	$492.4	$1,044.9

Liabilities:
UGC Convertible Notes	$574.5	$—	$—	$574.5
Derivative instruments	1,348.7	—	1,331.5	17.2

Total liabilities	$1,923.2	$—	$1,331.5	$591.7

(a)	Includes the embedded derivative component of the News Corp. Forward, which is included within the current portion of debt and capital lease obligations in our December 31, 2008 condensed consolidated balance sheet.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2009	$372.9	$654.8	$(574.5)	$453.2
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(57.8)	—	(57.8)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(22.2)	—	(35.2)	(57.4)
Interest expense	—	—	(7.7)	(7.7)
Repurchase of UGC Convertible Notes (note 8)	—	—	90.1	90.1
Settlement of News Corp. Forward	—	(44.4)	—	(44.4)
Distributions from investees	(18.9)	—	—	(18.9)
Purchases, settlements, foreign currency translation adjustments and other	15.9	4.7	4.3	24.9

Balance of asset (liability) at September 30, 2009	$347.7	$557.3	$(523.0)	$382.0

(a)	With the exception of (i) gains of $25.9 million recognized in connection with the UGC Convertible Notes that we repurchased in March 2009 and (ii) losses of $5.1 million recognized in connection with the News Corp. Forward that we settled in July 2009, all of the gains and losses recognized during the nine months ended September 30, 2009 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2009.

(7)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2009	December 31, 2008
	in millions
Distribution systems	$19,376.9	$17,349.7
Support equipment, buildings and land	2,608.2	2,288.1

	21,985.1	19,637.8
Accumulated depreciation	(9,756.5)	(7,602.4)

Total property and equipment, net	$12,228.6	$12,035.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

	January 1, 2009	Acquisition- related adjustments	Impairments	Reclassified to discontinued operations	Foreign currency translation adjustments and other	September 30, 2009
	in millions
UPC Broadband Division:
The Netherlands	$1,279.5	$—	$—	$—	$55.7	$1,335.2
Switzerland	2,658.6	0.5	—	—	82.5	2,741.6
Austria	841.6	—	—	—	41.6	883.2
Ireland	249.0	—	—	—	12.3	261.3

Total Western Europe	5,028.7	0.5	—	—	192.1	5,221.3

Hungary	384.2	—	—	—	13.2	397.4
Other Central and Eastern Europe	889.7	—	(118.8)	(55.5)	55.0	770.4

Total Central and Eastern Europe	1,273.9	—	(118.8)	(55.5)	68.2	1,167.8

Total UPC Broadband Division	6,302.6	0.5	(118.8)	(55.5)	260.3	6,389.1

Telenet (Belgium)	2,204.8	74.4	—	—	112.2	2,391.4
J:COM (Japan)	3,551.2	(21.2)	—	—	45.6	3,575.6
VTR (Chile)	418.5	—	—	—	67.0	485.5
Corporate and other	667.6	0.3	—	—	38.8	706.7

Total LGI	$13,144.7	$54.0	$(118.8)	$(55.5)	$523.9	$13,548.3

During the fourth quarter of 2008, we recorded a $144.8 million goodwill impairment charge with respect to our broadband communications reporting unit in Romania. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors led to (i) lower than expected levels of revenue, cash flows and subscribers and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. This impairment charge is included in impairment, restructuring and other operating charges, net, in our condensed consolidated statements of operations. Further hypothetical decreases of 20% and 30% in the June 2009 fair value of our Romanian reporting unit would have resulted in additional estimated goodwill impairment charges during the second quarter of 2009 ranging from approximately $45 million to $75 million and from approximately $75 million to $105 million, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2009	December 31, 2008
	in millions
Gross carrying amount:
Customer relationships	$3,206.6	$3,150.3
Other	366.9	345.3

	$3,573.5	$3,495.6

Accumulated amortization:
Customer relationships	$(1,289.3)	$(973.0)
Other	(142.6)	(117.6)

	$(1,431.9)	$(1,090.6)

Net carrying amount:
Customer relationships	$1,917.3	$2,177.3
Other	224.3	227.7

	$2,141.6	$2,405.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

(8)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2009
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)		Carrying value (d)
		Borrowing currency		U.S. $ equivalent	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
		in millions
Debt:
UPC Broadband Holding Bank Facility	3.56%		€455.8	$667.4	$8,450.0	$7,463.7	$9,053.6	$8,823.1
UPC Holding Senior Notes	8.79%		€—	—	2,334.8	1,141.3	2,258.0	1,534.8
Telenet Credit Facility	3.88%		€310.0	454.0	2,836.5	2,695.8	2,914.0	2,769.6
J:COM Credit Facility	0.92%		¥30,000.0	334.5	125.2	411.3	125.2	440.2
Other J:COM debt	1.19%		¥10,000.0	111.5	2,010.6	1,412.4	2,002.9	1,641.9
UGC Convertible Notes (e)	1.75%		—	—	523.0	574.5	523.0	574.5
Sumitomo Collar Loan	1.88%		—	—	1,044.4	1,031.6	1,044.4	1,031.6
Austar Bank Facility	4.54%		—	—	716.1	535.4	750.1	598.0
LGJ Holdings Credit Facility	3.59%		—	—	792.4	740.2	836.3	826.1
VTR Bank Facility (f)	2.68%	CLP	136,391.6	247.8	460.8	465.5	460.8	465.5
Chellomedia Bank Facility	3.41%		€25.0	36.6	265.4	269.4	272.3	301.2
Liberty Puerto Rico Bank Facility	2.24%		—	—	168.7	154.1	176.3	167.6
Other	9.71%		—	—	132.3	156.3	132.3	156.3

Total debt	3.86%			$1,851.8	$19,860.2	$17,051.5	20,549.2	19,330.4

Capital lease obligations:
J:COM							703.6	704.2
Telenet							451.8	438.0
Other subsidiaries							34.4	30.3

Total capital lease obligations							1,189.8	1,172.5

Total debt and capital lease obligations							21,739.0	20,502.9
Current maturities							(499.3)	(513.0)

Long-term debt and capital lease obligations							$21,239.7	$19,989.9

(a)	Represents the weighted average interest rate in effect at September 30, 2009 for all borrowings outstanding pursuant to each debt instrument, including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. For information concerning our derivative instruments, see note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2009 without regard to covenant compliance calculations. At September 30, 2009, our availability under the UPC Broadband Holding Bank Facility was limited to €196.7 million ($288.0 million). Additionally, when the September 30, 2009 bank reporting requirements have been completed, we anticipate that our availability under (i) the UPC Broadband Holding Bank Facility will be limited to €317.9 million ($465.5 million) and (ii) the Chellomedia Bank Facility will be limited to €14.6 million ($21.4 million). To the extent we were to draw on the VTR Bank Facility (as defined below) commitments, we would be required to set aside an equivalent amount of cash collateral.

(c)	The fair values of our debt instruments were determined using the average of applicable bid and ask prices or, in the case of debt that is not actively traded, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of discounts, where applicable.

(e)	The UGC Convertible Notes are measured at fair value. Our assessment of the fair value of the UGC Convertible Notes included an estimated credit risk component of $86.1 million at September 30, 2009. This credit risk component is estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk during the three and nine months ended September 30, 2009 resulted in losses of $25.4 million and $28.9 million, respectively, that are included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 6.

(f)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $460.8 million at September 30, 2009, of which $4.7 million is reflected as a current asset and $456.1 million is presented as a long-term asset in our condensed consolidated balance sheet.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. During the nine months ended September 30, 2009, pursuant to various additional facility accession agreements, new Facilities Q, R, S, T and U (collectively, the New Facilities) were executed under the UPC Broadband Holding Bank Facility. Facility Q is a redrawable term loan facility. Facilities R, S, T and U are non-redrawable term loan facilities.

In connection with the completion of the New Facilities, certain of the lenders under the existing Facilities L, M and N novated their commitments to Liberty Global Europe BV (LG Europe), a direct subsidiary of UPC Broadband Holding, and entered into the New Facilities. As a result, during the nine months ended September 30, 2009, total commitments of €670.3 million ($981.5 million), €2,935.8 million ($4,299.0 million) and $500.0 million under Facilities L, M and N, respectively, were rolled into the New Facilities, including €70.0 million ($102.5 million) of commitments under Facility L that were rolled into the New Facilities during the third quarter of 2009. Among other matters, the completion of the New Facilities resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

Additionally, during September and October 2009, the committed amounts under Facility T were increased by $325.0 million through the addition of a $25.0 million tranche issued at par and a $300.0 million tranche issued at a

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

discount of 4%. During September 2009, the novation process was completed with respect to $264.5 million of the new commitments under Facility T, resulting in net proceeds after discounts of $254.9 million ($229.2 million of which was received as of September 30, 2009 with the remainder received in October 2009). Subsequent to September 30, 2009, the novation process was completed with respect to the remaining $60.5 million under Facility T, resulting in additional net proceeds of $58.1 million after discounts. After completion of the foregoing transactions, total third-party commitments under Facility T were $876.1 million.

Fees and third-party costs incurred during the first nine months of 2009 in connection with the partial refinancings of Facilities L, M and N included $32.4 million related to the completion of Facilities Q and R and $22.3 million ($2.2 million of which was incurred during the third quarter of 2009) related to the completion of Facilities S, T and U. In accordance with applicable guidance, (i) the fees and third-party costs related to Facilities Q and R, and a portion of the fees and third-party costs related to Facility T, were capitalized as deferred financing costs and (ii) the fees and third-party costs related to Facilities S and U, and a portion of the fees and third-party costs related to Facility T, were charged to expense and included in losses on debt modifications in our condensed consolidated statements of operations.

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

			September 30, 2009
Facility	Final maturity date		Interest rate	Facility amount (in borrowing currency) (a)		Unused borrowing capacity (b)	Carrying value (c)
						in millions
I	April 1, 2010		EURIBOR + 2.50%	€48.1		$70.4	$—
L	July 3, 2012		EURIBOR + 2.25%	€159.7		233.9	—
M	(d	)	EURIBOR + 2.00%	€954.2		—	1,397.3
N	(d	)	LIBOR + 1.75%	$1,400.0		—	1,400.0
O	July 31, 2013		(e )	(e	)	—	72.5
P	September 2, 2013		LIBOR + 2.75%	$511.5		—	511.5
Q	(f	)	EURIBOR + 2.75%	€372.0		337.4	207.3
R	(f	)	EURIBOR + 3.25%	€263.3		—	385.6
S	(g	)	EURIBOR + 3.75%	€1,700.0		—	2,489.4
T	(g	)	LIBOR + 3.50%	$815.6		25.7	780.4
U	(h	)	EURIBOR + 4.00%	€1,235.8		—	1,809.6

Total						$667.4	$9,053.6

(a)	Amounts represent total third-party commitments at September 30, 2009 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities I, L, M and N have been novated to LG Europe and, accordingly, such amounts are not included in the table above.

(b)	At September 30, 2009, our availability under the UPC Broadband Holding Bank Facility was limited to €196.7 million ($288.0 million). When the September 30, 2009 bank reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €317.9 million ($465.5 million).

(c)	The Facility T amount includes the impact of discounts.

(d)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

(e)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($32.4 million) sub-tranche and (ii) a PLN 115.1 million ($40.1 million) sub-tranche.

(f)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(g)	The final maturity dates for Facilities S and T are the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($366.1 million) or more.

(h)	The final maturity date for Facility U is the earlier of (i) December 31, 2017 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due in 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate amount of €250.0 million ($366.1 million) or more.

UPC Holding Senior Notes

On April 30, 2009, UPC Holding (i) exchanged €115.3 million ($168.8 million) aggregate principal amount of its existing 7.75% Senior Notes due 2014, together with a cash payment of €4.6 million ($6.7 million), and (ii) €69.1 million ($101.2 million) aggregate principal amount of its 8.625% Senior Notes due 2014, together with a cash payment of €4.1 million ($6.0 million), for €184.4 million ($270.0 million) aggregate principal amount of new 9.75% Senior Notes due April 2018 (the 9.75% Senior Notes). In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged Senior Notes and incurred applicable commissions and fees, including fees paid to third parties of $5.1 million that are included in losses on debt modifications in our condensed consolidated statements of operations for the nine months ended September 30, 2009.

On April 30, 2009, UPC Holding also issued €65.6 million ($96.1 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($80.2 million).

On May 29, 2009, UPC Holding issued €150.0 million ($219.7 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% Senior Notes due April 2018 (the 9.875% Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($195.8 million) and $369.7 million, respectively. The net proceeds from the issuance of the 9.75% and 9.875% Senior Notes, after deducting applicable commissions and fees, were used for general corporate purposes.

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

September 30, 2009

(unaudited)

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

In addition, at any time prior to April 15, 2012, UPC Holding may redeem up to 35% of the 9.75% and 9.875% Senior Notes (at a redemption price of 109.75% and 109.875% of the principal amount, respectively) with the net proceeds from one or more specified equity offerings. UPC Holding may redeem all of the 9.75% and 9.875% Senior Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the 9.75% and 9.875% Senior Notes at a redemption price of 101%.

The details of the UPC Holding Senior Notes are summarized in the following table:

		September 30, 2009
		Outstanding principal amount
UPC Holding Senior Notes due:	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions
January 2014	7.750%	€384.6	$563.2	$559.0	$563.2
January 2014	8.625%	€230.9	338.1	342.4	338.1
November 2016	8.000%	€300.0	439.3	418.4	439.3
April 2018	9.750%	€400.0	585.7	596.0	547.0
April 2018	9.875%	$400.0	400.0	419.0	370.4

			$2,326.3	$2,334.8	$2,258.0

(a)	Amounts include the impact of discounts, where applicable.

Telenet Credit Facility

In June 2009, Telenet Bidco amended its existing senior credit facility agreement (the Telenet Credit Facility), whereby the undrawn €225.0 million ($329.5 million) term loan B2 facility (the Initial Telenet B2 Facility), which was available to be drawn up to June 30, 2009, was split into two separate facilities: (i) a €135.0 million ($197.7 million) term loan facility (the Telenet Facility B2A), which is available to be drawn up to and including June 30, 2010, and (ii) a €90.0 million ($131.8 million) term loan facility (the Telenet Facility B2B), which was drawn in full on June 29, 2009. The applicable terms and conditions of the Telenet Facility B2A and the Telenet Facility B2B are the same as the Initial Telenet B2 Facility. After the completion of this transaction, the Telenet Credit Facility included Facilities A, B1, B2A, B2B and C, all of which are term loan facilities, and a revolving loan facility.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

On August 25, 2009, pursuant to various additional facility accession agreements, new Telenet Facilities D, E1, E2 and F (collectively, the New Telenet Facilities) were executed under the Telenet Credit Facility. All of the New Telenet Facilities are euro-denominated term loan facilities.

In connection with the completion of the New Telenet Facilities, certain of the lenders under the existing Facilities A, B1, B2A and C novated their commitments to Telenet Mobile NV (Telenet Mobile), an indirect wholly-owned subsidiary of Telenet, and entered into the New Telenet Facilities. As a result, during the third quarter of 2009, total commitments of €452.8 million ($663.1 million), €238.5 million ($349.2 million), €90.0 million ($131.8 million), €90.0 million ($131.8 million) and €979.2 million ($1,433.9 million) under Telenet Facilities A, B1, B2A, B2B and C, respectively, were rolled into the New Telenet Facilities. Among other matters, the completion of the New Telenet Facilities resulted in the extension of a significant portion of the maturities under the Telenet Credit Facility.

In addition, to permit the entry into the New Telenet Facilities, certain amendments were made to the Telenet Credit Facility and intercreditor agreement, pursuant to an amendment and waiver request, which was effective August 25, 2009 (the Amendment Letter). Pursuant to the Amendment Letter, the Telenet Credit Facility was also amended to permit certain capital decreases and related transactions.

In connection with the completion of the New Telenet Facilities described above, third-party costs aggregating $8.8 million were charged to expense and are included in losses on debt modifications in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

			September 30, 2009
Facility	Final maturity date		Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount
				in millions
A	August 1, 2012		EURIBOR + 2.25%	€77.2	$—	$113.0
B1	(a	)	EURIBOR + 2.50%	69.0	—	101.0
B2A	(a	)	EURIBOR + 2.50%	45.0	65.9	—
C	August 1, 2015		EURIBOR + 2.75%	83.3	—	122.0
D	December 31, 2014		EURIBOR + 3.00%	452.8	—	663.1
E1	March 31, 2015		EURIBOR + 3.50%	328.5	—	481.0
E2	March 31, 2015		EURIBOR + 3.50%	90.0	131.8	—
F	July 31, 2017		EURIBOR + 3.75%	979.2	—	1,433.9
Revolving facility	August 1, 2014		EURIBOR + 2.13%	175.0	256.3	—

Total				€2,300.0	$454.0	$2,914.0

(a)	Borrowings under Facilities B1 and B2A are due and payable in three equal installments on January 31, 2013, July 31, 2013 and January 31, 2014.

Other J:COM Debt

In March 2009, J:COM entered into (i) a ¥15.0 billion ($167.3 million) variable-rate term loan agreement, of which ¥5.0 billion ($55.8 million) is due in March 2012 and ¥10.0 billion ($111.5 million) is due in March 2015, (ii) a ¥10.0 billion variable-interest rate term loan agreement due in March 2014, (iii) a ¥4.0 billion ($44.6 million)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

variable-interest rate term loan agreement due in March 2014 and (iv) a ¥1.0 billion ($11.2 million) fixed-interest rate term loan agreement due in March 2016. All amounts under these agreements were fully drawn in March 2009 and proceeds were used to repay borrowings outstanding on certain other J:COM revolving credit facilities. The interest rate on the new variable-interest rate loans are based on three-month TIBOR plus a margin ranging from 0.43% to 0.65%. The new ¥1.0 billion fixed-interest loan bears interest at 1.85%. These new loan agreements contain covenants similar to those of J:COM’s existing credit facilities.

On July 2, 2009, J:COM issued ¥10.0 billion ($103.3 million at the transaction date) principal amount of new unsecured bonds (the J:COM Bonds). The proceeds from the J:COM Bonds will be used for general corporate purposes. The J:COM Bonds mature on June 30, 2014 and bear interest at 1.51%.

UGC Convertible Notes

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at a purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The $25.9 million change in the fair value of the repurchased UGC Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2009.

Austar Bank Facility

On September 17, 2009, Austar Entertainment amended its senior bank facility (the Austar Bank Facility) to effectively extend the maturity date of a portion of its existing AUD 225.0 million ($198.9 million) term loan (Tranche A), which was fully drawn at that date. Under the terms of the amendment, lenders representing AUD 176.0 million ($155.5 million) of the AUD 225.0 million amount outstanding under Tranche A have agreed to a “forward start” structure, whereby a new Tranche A2 was created and will be available to be drawn, at Austar Entertainment’s option, upon maturity of Tranche A in August 2011. The AUD 49.0 million ($43.3 million) of Tranche A that was not effectively extended continues to bear interest at AUD BBSY plus a margin ranging from 0.90% to 1.70% and matures in August 2011. The new Tranche A2 matures in August 2014 and borrowings under Tranche A2, if drawn, will bear interest at AUD BBSY plus a margin ranging from 2.80% to 4.00%, depending on Austar’s leverage ratio at the time of the drawdown. Tranche A2 provides for an annual commitment fee of 1.0% of the committed Tranche A2 amount until August 2011.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on September 30, 2009 exchange rates:

Debt:

	UPC Holding (excluding VTR) (a)	VTR (b)	Telenet	J:COM	Austar	Other (c)	Total
	in millions
Year ended December 31:
Remainder of 2009	$1.6	$—	$—	$97.2	$—	$0.6	$99.4
2010	7.2	4.7	—	156.1	—	5.5	173.5
2011	0.2	4.7	—	214.6	43.3	589.7	852.5
2012	0.2	4.7	113.1	174.0	109.4	841.7	1,243.1
2013	1,485.7	4.7	67.4	779.2	441.9	266.6	3,045.5
2014	3,004.7	442.0	696.7	562.2	155.5	169.3	5,030.4
Thereafter	6,898.5	—	2,123.1	144.8	—	1,076.4	10,242.8

Total debt maturities	11,398.1	460.8	3,000.3	2,128.1	750.1	2,949.8	20,687.2
Net embedded equity derivative, fair value adjustment and unamortized discounts	(76.7)	—	—	—	—	(61.3)	(138.0)

Total debt	$11,321.4	$460.8	$3,000.3	$2,128.1	$750.1	$2,888.5	$20,549.2

Current portion	$8.5	$4.7	$—	$220.5	$—	$5.3	$239.0

Noncurrent portion	$11,312.9	$456.1	$3,000.3	$1,907.6	$750.1	$2,883.2	$20,310.2

(a)	For purposes of this table, we have assumed that (i) the €800.0 million ($1,171.5 million) principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed in 2013, (ii) Facilities M, N and Q of the UPC Broadband Holding Bank Facility will be repaid in 2014, (iii) Facility R of the UPC Broadband Holding Bank Facility will be repaid in 2015, (iv) Facilities S and T of the UPC Broadband Holding Bank Facility will be repaid in 2016 and (v) Facility U of the UPC Broadband Holding Bank Facility will be repaid in 2017.

(b)	Amounts represent borrowings under the VTR Bank Facility, for which the source of repayment is expected to be the related cash collateral account.

(c)	The 2011 amount includes the €399.0 million ($584.3 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Capital lease obligations:

	J:COM	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2009	$60.5	$12.2	$3.9	$76.6
2010	222.6	65.9	6.0	294.5
2011	175.9	64.5	4.2	244.6
2012	132.3	62.2	3.7	198.2
2013	85.3	58.3	3.3	146.9
2014	44.1	56.5	3.0	103.6
Thereafter	35.9	328.4	29.1	393.4

	756.6	648.0	53.2	1,457.8
Amounts representing interest	(53.0)	(196.2)	(18.8)	(268.0)

Present value of net minimum lease payments	$703.6	$451.8	$34.4	$1,189.8

Current portion	$215.3	$37.9	$7.1	$260.3

Noncurrent portion	$488.3	$413.9	$27.3	$929.5

Non-cash Refinancing Transactions

During the nine months ended September 30, 2009 and 2008, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $5,585.0 million and $389.0 million, respectively.

(9)	Equity

Stock Repurchases

At December 31, 2008, we were authorized to purchase an additional $94.8 million of our LGI Series A and Series C common stock, pursuant to our then existing stock repurchase program. In February 2009, our board of directors authorized a new stock repurchase program under which we were authorized to acquire from time to time up to $250 million of our LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. In July 2009, the amount authorized under this repurchase program was increased by an additional $250 million. The timing of the repurchase of shares pursuant to our stock repurchase programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions.

During the first nine months of 2009, we acquired 7,197,921 shares of our LGI Series A common stock at a weighted average price of $17.85 per share and 14,583,704 shares of our LGI Series C common stock at a weighted average price of $16.16 per share, for an aggregate purchase price of $364.3 million, including direct acquisition costs. At September 30, 2009, the remaining amount authorized under our current repurchase program was $231.0 million. Subsequent to September 30, 2009 and through October 30, 2009, we purchased an additional 958,646 shares of our LGI Series A common stock at a weighted average price of $22.19 per share and 963,898 shares of our LGI Series C common stock at a weighted average price of $22.06 per share, for an aggregate purchase price of $42.5 million, including direct acquisition costs. After giving effect to these repurchases, the remaining amount authorized under our current repurchase program was $188.5 million.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Subsidiary Dividends and Distributions

Telenet — On May 28, 2009, Telenet announced that its Board of Directors had approved a distribution to its shareholders of €0.50 per share or €55.9 million ($76.1 million at the average rate for the period). This distribution, which was accrued by Telenet following the approval of its Board of Directors, was paid on September 1, 2009. Our share of this capital distribution was €28.0 million ($40.9 million at the average rate for the period) and the noncontrolling interest owners’ share was €27.9 million ($40.3 million at the average rate for the period). The noncontrolling interest owners’ share of this distribution has been reflected as a reduction of noncontrolling interests’ equity in our condensed consolidated statement of equity.

J:COM — During the third quarter of 2008 and the first quarter of 2009, J:COM paid dividends to its shareholders of ¥500 per share or ¥3.428 billion ($31.8 million at the applicable rates) and ¥250 per share or ¥1.715 billion ($18.3 million at the applicable rates), respectively. During the second quarter of 2009, Super Media distributed substantially all of its share of the proceeds from these J:COM dividends to our company and Sumitomo. During the third quarter of 2009, J:COM paid dividends to its shareholders of ¥490 per share or ¥3.361 billion ($36.0 million at the applicable rates) and Super Media distributed substantially all of its share of the proceeds from this J:COM dividend to our company and Sumitomo. After deducting withholding taxes, our share of these J:COM dividends was ¥3.063 billion ($32.2 million at the transaction dates) and the noncontrolling interest owners’ share was ¥5.146 billion ($52.7 million at the average rates for the periods). The noncontrolling interest owners’ share of the J:COM dividends has been reflected as a reduction of noncontrolling interests’ equity in our condensed consolidated statement of equity.

(10)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
LGI common stock:
LGI performance plans	$20.2	$27.6	$51.2	$77.8
Stock options, stock appreciation rights (SARs), restricted shares and restricted share units	11.9	11.3	32.6	32.9

Total LGI common stock	32.1	38.9	83.8	110.7
Other	7.4	3.1	15.1	14.6

Total	$39.5	$42.0	$98.9	$125.3

Included in:
Operating expense	$3.3	$1.9	$7.7	$7.4
SG&A expense	36.2	40.1	91.2	117.9

Total	$39.5	$42.0	$98.9	$125.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of September 30, 2009:

	LGI Series A, Series B and Series C common stock (a)	LGI performance plans (b)
Total compensation expense not yet recognized (in millions)	$78.4	$71.1

Weighted average period remaining for expense recognition (in years)	2.7	2.0

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan), (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan), (iii) the LMI Transitional Stock Adjustment Plan (the Transitional Plan) and (iv) certain UGC incentive plans. The LGI Incentive Plan had 25,603,692 shares available for grant as of September 30, 2009 before considering any shares that might be issued to satisfy the 2010 and 2011 payments under the LGI performance-based incentive plans. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock. Any shares issued in satisfaction of our obligations under the LGI performance-based incentive plans will reduce the shares available for grant under the LGI Incentive Plan. The LGI Director Incentive Plan had 9,246,182 shares available for grant as of September 30, 2009. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock. No new grants will be made under the Transitional Plan and the UGC incentive plans.

(b)	Amounts relate to the LGI performance-based incentive plans. Compensation expense under these performance-based incentive plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors could elect to cash settle any portion of the vested awards under these performance-based incentive plans.

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

Nine months ended September 30,
LGI common stock:	2009	2008
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	1.82 – 3.81%	2.63 – 3.96%
Expected life	3.2 – 8.2 years	4.5 – 6.0 years
Expected volatility	43.00 – 54.50%	24.00 – 26.10%
Expected dividend yield	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$ 8.08	$ 10.90
SARs	$ 6.25	$ 9.88
Restricted stock	$ 12.70	$ 35.43

Total intrinsic value of awards exercised (in millions):
Options	$ 8.1	$ 11.1
SARs	$ 3.2	$ 10.0
Cash received from exercise of options (in millions)	$ 8.1	$ 17.3
Income tax benefit related to stock-based compensation (in millions)	$ 25.9	$ 23.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Stock Award Activity — LGI Common Stock

The following tables summarize the LGI stock award activity during the nine months ended September 30, 2009 under the LGI and UGC incentive plans. The tables also include activity related to LGI stock awards granted to directors and employees of Liberty Media Corporation (Liberty Media) in connection with the June 2004 spin-off of LGI International, Inc. to Liberty Media shareholders. Liberty Media is the former parent company of LGI International, the predecessor of LGI.

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	5,435,145	$21.83
Granted	65,000	$14.91
Expired or canceled	(403,664)	$41.02
Forfeited	(71,586)	$25.52
Exercised	(380,306)	$10.57

Outstanding at September 30, 2009	4,644,589	$20.93	3.37	$21.9

Exercisable at September 30, 2009	4,319,580	$20.74	3.16	$20.9

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2009	3,066,716	$20.01	3.09	$8.2

Exercisable at September 30, 2009	3,066,716	$20.01	3.09	$8.2

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	8,353,012	$20.00
Granted	65,000	$14.82
Expired or canceled	(403,664)	$38.26
Forfeited	(71,586)	$24.09
Exercised	(391,556)	$10.39

Outstanding at September 30, 2009	7,551,206	$19.44	3.30	$34.5

Exercisable at September 30, 2009	7,226,197	$19.30	3.18	$33.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	639,792	$31.79
Granted	2,483,328	$12.76
Expired or canceled	—	$—
Forfeited	(52,116)	$27.73
Released from restrictions	(2,229,468)	$13.51

Outstanding at September 30, 2009	841,536	$24.33	2.73

Restricted stock and restricted stock units — LGI Series B common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2009	11,854	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at September 30, 2009	—	$—	—

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	651,450	$29.78
Granted	2,403,874	$12.64
Expired or canceled	—	$—
Forfeited	(51,900)	$26.34
Released from restrictions	(2,161,894)	$13.32

Outstanding at September 30, 2009	841,530	$23.34	2.73

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,958,980	$25.27
Granted	2,054,691	$15.82
Expired or canceled	(1,488,940)	$36.82
Forfeited	(114,353)	$27.35
Exercised	(122,036)	$12.41

Outstanding at September 30, 2009	4,288,342	$17.04	5.00	$24.3

Exercisable at September 30, 2009	2,076,219	$17.68	3.54	$10.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,993,297	$23.75
Granted	2,053,991	$15.63
Expired or canceled	(1,487,540)	$34.43
Forfeited	(114,353)	$25.98
Exercised	(204,099)	$11.20

Outstanding at September 30, 2009	4,241,296	$16.62	5.04	$24.4

Exercisable at September 30, 2009	2,028,901	$17.07	3.60	$10.2

At September 30, 2009, total SARs outstanding included 136,538 LGI Series A common stock capped SARs and 136,538 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Exchange Offer for LGI Options and SARs

On May 13, 2009, we commenced an option and SAR exchange offer for certain outstanding LGI equity awards (Eligible Awards) granted under the LGI Incentive Plan. Under the terms of the exchange offer, certain LGI employees, other than those of our senior executives who hold Eligible Awards, were given the opportunity to exchange Eligible Awards for the grant of new SARs on a 2-for-1 basis (exchange two existing options or SARs for one new SAR). Pursuant to the exchange offer, which was completed on June 16, 2009, eligible participants tendered, and LGI accepted for cancellation and exchange, Eligible Awards consisting of options and SARs covering an aggregate of 1,789,210 shares of LGI Series A common stock and 1,787,810 shares of LGI Series C common stock from 170 participants, representing approximately 99% of the total Series A and Series C shares underlying the options and SARs eligible for exchange. On June 16, 2009, after the cancellation of the tendered Eligible Awards, LGI granted new SARs to the exchange offer participants in respect of 894,627 shares of LGI Series A common stock and 893,927 shares of LGI Series C common stock, as applicable. The new SARs have a base price equal to $14.73 per share and $14.50 per share of LGI Series A and Series C common stock, respectively, which represents the closing price of such stock on June 16, 2009. The new SARs (i) vest 12.5% on November 1, 2009 and then vest at a rate of 6.25% each quarter thereafter and (ii) expire on May 1, 2016. This exchange did not have a significant impact on our stock-based compensation expense for the nine months ended September 30, 2009.

LGI Performance Plans

On February 18, 2009, the compensation committee of our board of directors determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the awards that had been earned by participants in our senior executive performance incentive plan and management incentive plan (the LGI Performance Plans). These installments represent the first two of six equal semi-annual installments that began on March 31, 2009. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.4 million and granted on February 18, 2009 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,016,351 shares of LGI Series A common stock and 1,937,265 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vested on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The compensation committee has not determined the method of payment of the remaining four installments of the earned awards. The decision by the compensation committee to settle the second installment of each earned award with restricted share units represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the nine months ended September 30, 2009. Our stock-based compensation expense for the nine months ended September 30, 2009 also includes a reduction of $10.7 million related to the first quarter 2009 forfeiture of certain awards under the LGI Performance Plans.

(11)	Earnings (Loss) per Common Share

Basic earnings (loss) per common share attributable to LGI stockholders is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding nonvested common shares) outstanding for the period. Diluted earnings (loss) per common share attributable to LGI stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, nonvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported net losses attributable to LGI stockholders during the three and nine months ended September 30, 2009 and 2008. Therefore, the dilutive effect at September 30, 2009 and 2008 of (i) the aggregate number of then outstanding options, SARs and nonvested shares of approximately 25.5 million and 27.4 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 34.8 million and 47.5 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive plans of 9.3 million and 12.8 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation.

The details of our net loss attributable to LGI stockholders are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(144.0)	$(312.2)	$(539.9)	$(47.4)
Earnings from discontinued operations, net of taxes	23.7	3.3	27.8	11.1

Net loss	$(120.3)	$(308.9)	$(512.1)	$(36.3)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

(12)	Related Party Transactions

Our related party transactions consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Revenue earned from related parties of:
J:COM (a)	$24.1	$30.2	$70.7	$95.0
LGI and consolidated subsidiaries other than J:COM (b)	4.9	7.7	13.7	21.9

Total LGI	$29.0	$37.9	$84.4	$116.9

Operating expenses charged by related parties of:
J:COM (c)	$36.0	$33.4	$105.9	$97.7
LGI and consolidated subsidiaries other than J:COM (d)	6.3	7.5	19.5	22.4

Total LGI	$42.3	$40.9	$125.4	$120.1

SG&A expenses charged by (to) related parties of:
J:COM (e)	$7.4	$6.7	$21.3	$19.4
LGI and consolidated subsidiaries other than J:COM (f)	(0.2)	(0.3)	(0.8)	(1.0)

Total LGI	$7.2	$6.4	$20.5	$18.4

Interest expense charged by related parties of J:COM (g)	$4.5	$3.5	$13.3	$10.5

Capital lease additions — related parties of J:COM (h)	$45.9	$45.9	$128.6	$110.0

(a)	J:COM earns revenue from programming services provided to J:COM affiliates and distribution fee revenue from SC Media & Commerce, Inc., a majority-owned subsidiary of Sumitomo. During the 2008 periods, (i) J:COM also provided construction, programming, management, administrative, call center and distribution services to certain of its and LGI’s affiliates and (ii) J:COM sold construction materials to certain of such affiliates. As a result of certain transactions completed by J:COM during 2008, these affiliates became J:COM subsidiaries and, accordingly, the revenue derived from these entities during the 2009 periods is eliminated in consolidation.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(c)	Amounts consist primarily of programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo. At September 30, 2009 and December 31, 2008, capital lease obligations of J:COM aggregating ¥54.7 billion ($609.9 million) and ¥54.1 billion ($603.3 million), respectively, were owed to these Sumitomo subsidiaries and affiliates.

In December 2008, J:COM acquired Mediatti, our then equity method affiliate. For additional information, see note 3.

(13)	Commitments and Contingencies

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

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded one of three “3G” mobile licenses recently auctioned by the Chilean government pursuant to a public bidding process. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services. The purchase price for the 3G license, which is expected to be paid in November 2009, is CLP 1,660.1 million ($3.0 million). In order to guarantee its compliance with the terms of the 3G license, VTR Móvil was required to post a performance bond in the amount of CLP 35.4 billion ($64.3 million). This performance bond, which is fully guaranteed by VTR, was posted in October 2009.

In connection with an April 2005 business combination, VTR’s noncontrolling shareholder, Cristalerías de Chile SA (Cristalerías), acquired the right (the Cristalerías Put Right) to require UGC to purchase Cristalerías’ 20% equity interest in VTR at fair value, subject to a $140 million floor price. The Cristalerías Put Right is exercisable by Cristalerías until April 13, 2015. Upon the exercise of the Cristalerías Put Right by Cristalerías, UGC has the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The fair value of the Cristalerías Put Right at September 30, 2009 was a liability of $14.3 million. In September 2009, Cristalerías accepted an offer from a third party, subject to UGC’s first offer right described below, to purchase Cristalerías’ 20% interest in VTR for CLP 167.0 billion ($303.5 million). Under UGC’s shareholder agreement with Cristalerías, prior to effecting a sale of its VTR shares to a third party, Cristalerías must first offer to sell such shares to UGC. By letter dated September 4, 2009, Cristalerías offered to sell its entire VTR interest to UGC for CLP 167.0 billion. Pursuant to its first offer right under the shareholders agreement, UGC had the right, exercisable through November 3, 2009, to (i) acquire the offered interest at the offered price or (ii) make a written counteroffer. On November 3, 2009, UGC made a written counteroffer. If Cristalerías rejects the counteroffer, Cristalerías will be free, for a period of 90 days, to sell the offered shares to a third party. Because the Cristalerías Put Right is not assignable, the Cristalerías Put Right would terminate upon a transfer of the offered shares by Cristalerías to a third party.

The noncontrolling interest owner of Chello Central Europe Zrt (Chello Central Europe), a subsidiary of Chellomedia in Hungary, has the right to put all (but not part) of its interest in Chello Central Europe to one of our

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

subsidiaries each year between January 1 and January 31. This put option lapses if not exercised by February 1, 2011. Chellomedia has a corresponding call right. The price payable upon exercise of the put or call right will be the fair value of the noncontrolling interest in Chello Central Europe. In the event the fair value of Chello Central Europe on exercise of the put right exceeds a multiple of ten times EBITDA, as defined in the underlying agreement, Chellomedia may in its sole discretion elect not to acquire the noncontrolling interest and the put right lapses for that year, with the noncontrolling shareholder being instead entitled to sell its noncontrolling interest to a third party within three months of such date, subject to Chellomedia’s right of first refusal. After this three-month period elapses, the noncontrolling shareholder cannot sell its shares to third parties without Chellomedia’s consent. The put and call rights are to be settled in cash. Based on our current assessment of the fair value of Chello Central Europe’s net assets, we do not expect the amount to be paid upon any future exercise of this put right to be material to our financial condition.

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, own a 14.3% common stock interest in Liberty Jupiter, Inc. (Liberty Jupiter), which owned a 4.0% indirect interest in J:COM at September 30, 2009. In addition to our 85.7% common stock interest in Liberty Jupiter, we also own Liberty Jupiter preferred stock with an aggregate liquidation value of $166.6 million at September 30, 2009. Under the amended and restated shareholders agreement, the individuals can require us to purchase all of their Liberty Jupiter common stock interest, and we can require them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal. Based on our current assessment of the fair value of Liberty Jupiter’s net assets, we do not expect the aggregate amount to be paid upon any future exercise of these purchase rights to be material to our financial condition.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the Shareholders Agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed an appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal is not dismissed by the Dutch Supreme Court. It is currently expected that the Dutch Supreme Court will render its decision during the first quarter of 2010.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all the other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. Oral pleadings in this appeal took place on April 17, 2009 and it is currently expected that the Court of Appeals will render its decision during the fourth quarter of 2009.

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

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding our subsidiary, UPC Nederland BV (UPC NL), as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision became effective on March 17, 2009. The new market analysis decision imposes on the four largest cable operators

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC NL, have a number of additional access obligations.

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

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into the 2008 PICs Agreement, which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. The claim for compensation is however not yet quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the Board resolutions of the PICs approving the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Belgacom’s request for annulment of the Board resolutions of the PICs approving the 2008 PICs Agreement is likely to be rejected for procedural reasons. Final judgment in the Council of State annulment case with respect to the Board resolution of the PICs approving the November 2007 agreement-in-principle is expected to take more than one year.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of the ongoing or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement.

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

September 30, 2009

(unaudited)

capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other – In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees and (iv) other matters arising in the ordinary course of business. We expect that the amounts, if any, which may be required to satisfy these contingencies will not be material in relation to our financial position or results of operations.

(14)	Segment Reporting

We own a variety of international subsidiaries and investments that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below) or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth, as appropriate.

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other operating charges or credits include gains and losses on the disposition of long-lived assets and due diligence, legal, advisory and other third-party costs directly related to our efforts to acquire controlling interests in entities. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes is presented below.

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

September 30, 2009

(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	The Netherlands

•	Switzerland

•	Austria

•	Ireland

•	Hungary

•	Other Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide Competitive Local Exchange Carrier (CLEC) and other business-to-business (B2B) services and J:COM provides certain programming distribution services. At September 30, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania and Slovakia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant consolidated operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
UPC Broadband Division:
The Netherlands	$288.4	$297.3	$832.7	$909.0
Switzerland	259.1	255.6	745.9	776.5
Austria	123.4	136.0	356.2	419.7
Ireland	88.1	91.1	252.3	275.1

Total Western Europe	759.0	780.0	2,187.1	2,380.3

Hungary	84.6	110.0	240.5	318.5
Other Central and Eastern Europe	207.3	235.4	572.0	692.0

Total Central and Eastern Europe	291.9	345.4	812.5	1,010.5

Central and corporate operations	2.1	2.8	6.4	8.4

Total UPC Broadband Division	1,053.0	1,128.2	3,006.0	3,399.2
Telenet (Belgium)	439.4	374.8	1,216.5	1,137.1
J:COM (Japan)	891.2	686.0	2,593.3	2,056.4
VTR (Chile)	179.7	179.7	508.2	560.8
Corporate and other	281.0	284.2	773.0	854.1
Intersegment eliminations	(20.1)	(19.6)	(56.9)	(65.4)

Total LGI	$2,824.2	$2,633.3	$8,040.1	$7,942.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

	Operating cash flow
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
UPC Broadband Division:
The Netherlands	$174.8	$173.2	$486.7	$507.9
Switzerland	147.8	137.4	417.2	407.2
Austria	64.3	70.6	181.3	215.0
Ireland	35.0	35.6	101.1	105.2

Total Western Europe	421.9	416.8	1,186.3	1,235.3

Hungary	41.7	57.6	120.1	163.8
Other Central and Eastern Europe	112.3	126.9	295.6	360.5

Total Central and Eastern Europe	154.0	184.5	415.7	524.3

Central and corporate operations	(49.0)	(52.8)	(143.4)	(168.0)

Total UPC Broadband Division	526.9	548.5	1,458.6	1,591.6
Telenet (Belgium)	220.5	186.7	619.5	551.5
J:COM (Japan)	391.6	290.0	1,123.9	849.4
VTR (Chile)	74.5	72.0	206.1	229.5
Corporate and other	67.2	62.6	163.3	175.9

Total LGI	$1,280.7	$1,159.8	$3,571.4	$3,397.9

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Total segment operating cash flow	$1,280.7	$1,159.8	$3,571.4	$3,397.9
Stock-based compensation expense	(39.5)	(42.0)	(98.9)	(125.3)
Depreciation and amortization	(775.4)	(708.0)	(2,178.7)	(2,148.3)
Impairment, restructuring and other operating charges, net	(2.0)	(1.4)	(126.2)	(3.3)

Operating income	463.8	408.4	1,167.6	1,121.0
Interest expense	(232.3)	(293.4)	(655.3)	(863.7)
Interest and dividend income	13.4	23.5	41.5	75.3
Realized and unrealized gains (losses) on derivative instruments, net	(226.8)	18.2	(772.4)	89.2
Foreign currency transaction gains (losses), net	6.7	(286.7)	91.5	96.3
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(51.0)	(129.2)	16.2	(84.4)
Losses on debt modifications	(9.7)	—	(34.0)	—
Share of results of affiliates, net	0.4	2.4	1.4	5.2
Other income (expense), net	7.0	(0.8)	5.9	(0.1)

Earnings (loss) from continuing operations before income taxes	$(28.5)	$(257.6)	$(137.6)	$438.8

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Subscription revenue (a):
Video	$1,335.0	$1,229.9	$3,811.5	$3,705.5
Broadband internet	673.8	627.6	1,926.7	1,873.1
Telephony	363.0	343.4	1,039.2	1,035.6

Total subscription revenue	2,371.8	2,200.9	6,777.4	6,614.2
Other revenue (b)	472.5	452.0	1,319.6	1,393.4
Intersegment eliminations	(20.1)	(19.6)	(56.9)	(65.4)

Total LGI	$2,824.2	$2,633.3	$8,040.1	$7,942.2

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$288.4	$297.3	$832.7	$909.0
Switzerland	259.1	255.6	745.9	776.5
Austria	123.4	136.0	356.2	419.7
Ireland	88.1	91.1	252.3	275.1
Hungary	84.6	110.0	240.5	318.5
Poland	74.2	86.0	199.1	243.6
Czech Republic	69.4	75.4	192.2	221.0
Romania	44.5	53.9	125.8	169.3
Slovakia	19.2	20.1	54.9	58.1
Central and corporate operations (a)	2.1	2.8	6.4	8.4

Total UPC Broadband Division	1,053.0	1,128.2	3,006.0	3,399.2
Belgium	439.4	374.8	1,216.5	1,137.1
Chellomedia (b)	104.4	106.9	293.9	328.2

Total Europe	1,596.8	1,609.9	4,516.4	4,864.5

Japan	891.2	686.0	2,593.3	2,056.4

The Americas:
Chile	179.7	179.7	508.2	560.8
Other (c)	35.5	35.9	101.9	101.6

Total — The Americas	215.2	215.6	610.1	662.4

Australia	141.1	141.4	377.2	424.3

Intersegment eliminations	(20.1)	(19.6)	(56.9)	(65.4)

Total LGI	$2,824.2	$2,633.3	$8,040.1	$7,942.2

(a)	The UPC Broadband Division’s central and corporate operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the United Kingdom, the Netherlands, Hungary, Poland, Spain and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications and video programming services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2008 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2009.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2008 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at September 30, 2009 in 14 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.3% at September 30, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at September 30, 2009), we provide broadband communications services in Japan. Through our indirect majority ownership interest in Austar (55.0% at September 30, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe, Japan (through J:COM) and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

We completed acquisitions of Mediatti, Interkabel and Spektrum, and certain other less significant acquisitions in Europe and Japan since the beginning of 2008. These acquisitions impact the comparability of our 2009 and 2008 results. For additional information, see note 3 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At September 30, 2009, we owned and operated networks that passed 34,653,000 homes and served 26,826,700 revenue generating units (RGUs), consisting of 15,221,100 video subscribers, 6,543,400 broadband internet subscribers and 5,062,200 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 200,700 and 619,300 RGUs during the three and nine months ended September 30, 2009, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added 199,100 and 609,300 RGUs during the three and nine months ended September 30, 2009, respectively, as compared to 213,600 and 761,200 RGUs that were added by our continuing operations on an organic basis during the respective 2008 periods. The organic RGU growth during the 2009 periods is attributable to the growth of our (i) digital cable services, which added 326,900 and 1,191,800 RGUs, respectively, (ii) telephony services, which added 123,700 and 441,700 RGUs, respectively, (iii) broadband internet services, which added 129,900 and 397,400 RGUs, respectively and (iv) DTH video services, which added 13,600 and 13,400 RGUs, respectively. The growth of our digital cable, telephony, broadband internet and DTH video services was partially offset by (i) declines in our analog cable RGUs of 391,300 and 1,423,400, respectively, and (ii) less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) RGUs.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 5.7% during the full year 2008 to 4.0% during the three months ended September 30, 2009, each rate as compared to the corresponding prior year period;

(ii)	organic declines in revenue in Hungary, the Netherlands, Austria, the Czech Republic and Ireland during the third quarter of 2009, as compared to the second quarter of 2009;

(iii)	organic declines in revenue in Austria and Hungary during the third quarter of 2009, as compared to the third quarter of 2008;

(iv)	organic declines in (a) video revenue in Ireland, Hungary, the Czech Republic and Slovakia, (b) internet revenue in Austria and Hungary and (c) telephony revenue in Switzerland, Chile, Austria and the Netherlands during the third quarter of 2009, as compared to the third quarter of 2008;

(v)	A lower number of net organic RGU additions during the third quarter of 2009, as compared to the third quarter of 2008;

(vi)	organic declines in RGUs in Hungary and, to a lesser extent, Switzerland, Austria and the Netherlands during the third quarter of 2009;

(vii)	organic declines in video RGUs in all of our European markets other than Switzerland during the third quarter of 2009; and

(viii)	organic declines in the average monthly subscription revenue earned per average RGU (ARPU) in the majority of our markets during the third quarter of 2009, as compared to the third quarter of 2008.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, and to a lesser degree, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from broadband internet and telephony services during the third quarter of 2009, as compared to the second quarter of 2009. These declines were mitigated somewhat by the impact of increased digital cable RGUs and other improvements in our RGU mix and the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

We are facing difficult economic environments in most of the countries in which we operate. These economic environments have made it (i) more difficult to attract new subscribers, (ii) more likely that certain of our subscribers will downgrade or disconnect their services and (iii) more difficult to maintain ARPUs at existing levels. Accordingly, our ability to increase, or in certain cases maintain, the revenue, RGUs, operating cash flow and liquidity of our operating subsidiaries could be adversely affected to the extent that relevant economic environments remain weak or decline further. We are unable to predict the extent of any of these potential adverse effects.

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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in Japan and most of our European markets with download speeds ranging up to 160 Mbps in Japan and 120 Mbps in Europe. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency risk from a translation perspective is currently to the euro and the Japanese yen. In this regard, 34.6% and 32.3% of our U.S. dollar revenue during the nine months ended September 30, 2009 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in foreign currency exchange rates from a translation perspective are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide CLEC and other B2B services and J:COM provides certain programming distribution services. At September 30, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries. Our Other Central and Eastern Europe segment includes our operating segments in the Czech Republic, Poland, Romania and Slovakia. Telenet, J:COM and VTR provide broadband communications services in Belgium, Japan and Chile, respectively. Our corporate and other category includes (i) Austar, (ii) other less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (iii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2009, as compared to the corresponding prior year periods. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2009 and 2008 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees, programming distribution revenue and amounts received for CLEC and other B2B services. Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

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

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$288.4	$297.3	$(8.9)	(3.0)	1.9
Switzerland	259.1	255.6	3.5	1.4	0.3
Austria	123.4	136.0	(12.6)	(9.3)	(4.8)
Ireland	88.1	91.1	(3.0)	(3.3)	1.7

Total Western Europe	759.0	780.0	(21.0)	(2.7)	0.2

Hungary	84.6	110.0	(25.4)	(23.1)	(7.2)
Other Central and Eastern Europe	207.3	235.4	(28.1)	(11.9)	6.8

Total Central and Eastern Europe	291.9	345.4	(53.5)	(15.5)	2.4

Central and corporate operations	2.1	2.8	(0.7)	(25.0)	(16.7)

Total UPC Broadband Division	1,053.0	1,128.2	(75.2)	(6.7)	0.8
Telenet (Belgium)	439.4	374.8	64.6	17.2	23.0
J:COM (Japan)	891.2	686.0	205.2	29.9	12.9
VTR (Chile)	179.7	179.7	—	—	5.5
Corporate and other	281.0	284.2	(3.2)	(1.1)	6.3
Intersegment eliminations	(20.1)	(19.6)	(0.5)	(2.6)	(9.2)

Total LGI	$2,824.2	$2,633.3	$190.9	7.2	8.0

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$832.7	$909.0	$(76.3)	(8.4)	2.1
Switzerland	745.9	776.5	(30.6)	(3.9)	0.5
Austria	356.2	419.7	(63.5)	(15.1)	(5.4)
Ireland	252.3	275.1	(22.8)	(8.3)	2.2

Total Western Europe	2,187.1	2,380.3	(193.2)	(8.1)	0.2

Hungary	240.5	318.5	(78.0)	(24.5)	(3.7)
Other Central and Eastern Europe	572.0	692.0	(120.0)	(17.3)	6.0

Total Central and Eastern Europe	812.5	1,010.5	(198.0)	(19.6)	2.9

Central and corporate operations	6.4	8.4	(2.0)	(23.8)	(14.5)

Total UPC Broadband Division	3,006.0	3,399.2	(393.2)	(11.6)	1.0
Telenet (Belgium)	1,216.5	1,137.1	79.4	7.0	19.0
J:COM (Japan)	2,593.3	2,056.4	536.9	26.1	12.9
VTR (Chile)	508.2	560.8	(52.6)	(9.4)	7.2
Corporate and other	773.0	854.1	(81.1)	(9.5)	6.9
Intersegment eliminations	(56.9)	(65.4)	8.5	13.0	2.8

Total LGI	$8,040.1	$7,942.2	$97.9	1.2	7.8

The Netherlands. The Netherlands’ revenue decreased $8.9 million or 3.0% and $76.3 million or 8.4% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, the Netherlands’ revenue increased $5.6 million or 1.9% and $18.7 million or 2.1%, respectively. These increases are attributable to increases in subscription revenue that were partially offset by decreases in non-subscription revenue. The increases in subscription revenue during the 2009 periods reflect the positive impact of higher ARPU. In addition, the positive impact of a higher number of average RGUs contributed to the increase during the nine-month period and a slightly lower number of average RGUs partially offset the positive impact of higher ARPU during the three-month period. ARPU increased during the 2009 periods, as compared to the corresponding 2008 periods, as the positive impacts of (i) improvements in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, telephony and broadband internet RGUs, (ii) January 2009 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers and premium digital services and products, were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from telephony services, primarily due to lower telephony call volumes and (c) customers selecting lower-priced tiers of broadband internet services. The negative effects of declines in the Netherlands’ telephony ARPU contributed to slight organic declines in revenue from telephony services during the three and nine months ended September 30, 2009, as compared to the corresponding 2008 periods. The changes in the average numbers of RGUs during the 2009 periods are attributable to the net effect of declines in the average numbers of analog RGUs and increases in the average numbers of digital cable, telephony and broadband internet RGUs. The declines in the Netherlands’ average numbers of analog cable RGUs are primarily attributable to (i) the effects of significant competition from the incumbent telecommunications operator in the Netherlands and (ii) the migration of analog cable customers to digital cable services. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The decreases in the Netherlands’ non-subscription revenue are primarily attributable to (i) decreases in revenue from B2B services, due largely to the loss of certain B2B contracts during 2008, and (ii) lower interconnect revenue, due largely to January 1, 2009 and July 1, 2009 reductions in termination rates imposed by regulatory authorities and decreases in call volumes.

Switzerland. Switzerland’s revenue increased $3.5 million or 1.4% during the three months ended September 30, 2009 and decreased $30.6 million or 3.9% during the nine months ended September 30, 2009, as compared to the corresponding prior year periods. Excluding FX, Switzerland’s revenue increased $0.7 million or 0.3% and $3.8 million or 0.5%, respectively. These increases are attributable to increases in subscription revenue that were partially offset by decreases in non-subscription revenue. The increase in subscription revenue for the three-month period is due to a slight increase in ARPU that was only partially offset by a decline in the average number of RGUs. The increase in subscription revenue for the nine-month period is due to an increase in the average number of RGUs and slightly higher ARPU. The changes in the average numbers of RGUs during the 2009 periods are attributable to the net effect of increases in the average numbers of digital cable, broadband internet and, for the nine-month period, telephony RGUs and decreases in the average numbers of analog cable RGUs and, for the three-month period, telephony RGUs. The declines in the average numbers of Switzerland’s analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU increased slightly during the 2009 periods, as compared to the corresponding 2008 periods, as the positive impacts of (i) improvements in Switzerland’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increased revenue from premium digital services and products and (iii) increases in the proportion of broadband internet subscribers selecting higher-priced tiers of service were largely offset by the negative impacts of (a) competition and (b) lower ARPU from telephony services, primarily due to lower telephony call volumes. The negative effects of declines in Switzerland’s telephony ARPU contributed to organic declines in revenue from telephony services during the three and nine months ended September 30, 2009, as compared to the corresponding 2008 periods. The decreases in Switzerland’s non-subscription revenue are primarily attributable to the net effect of (i) lower revenue from B2B construction services and equipment sales and (ii) increases in revenue from late fees.

Austria. Austria’s revenue decreased $12.6 million or 9.3% and $63.5 million or 15.1% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The nine-month decrease is net of a $2.3 million increase attributable to the impact of an acquisition. Excluding FX and the effects of the acquisition, Austria’s revenue decreased $6.5 million or 4.8% and $25.1 million or 6.0%, respectively. These decreases primarily are attributable to decreases in subscription revenue, as the negative impact of lower ARPU was only partially offset by the positive impact of higher average numbers of RGUs. The declines in subscription revenue, which are largely related to the significant competition we are experiencing in Austria, include declines in revenue from broadband internet and, to a lesser extent, telephony services that were only partially offset by slight increases in revenue from video services. ARPU decreased during the 2009 periods, as compared to the corresponding 2008 periods, as the negative impacts of (i) competition, (ii) higher proportions of customers selecting lower-priced tiers of video, broadband internet and telephony services, including, in the case of telephony services, usage-based calling plans, (iii) lower telephony call volumes and increases in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service, were only partially offset by the positive impacts of (a) improvements in Austria’s RGU mix, primarily attributable to higher proportions of digital cable RGUs, and (b) February and March 2009 rate increases for certain analog and digital cable services. The increases in the average numbers of RGUs are attributable to increases in the average numbers of digital cable and telephony RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, broadband internet RGUs. The declines in the average numbers of analog cable and broadband internet RGUs are primarily attributable to competition, and in the case of analog cable RGUs, the migration of analog cable customers to digital cable services. In light of current competitive and economic conditions, we expect that Austria will continue to be challenged to maintain or increase its revenue on an organic basis.

Ireland. Ireland’s revenue decreased $3.0 million or 3.3% and $22.8 million or 8.3% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, Ireland’s revenue increased $1.5 million or 1.7% and $5.9 million or 2.2%, respectively. The majority of these increases are attributable to increases in subscription revenue. The increases in subscription revenue are due primarily to increases in the average numbers of RGUs that were only partially offset during the three-month period by a decline in ARPU. The increases in the average number of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable and MMDS video RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the effects of competition and (ii) the migration of analog cable subscribers to digital cable services. ARPU decreased during the three-month period and remained relatively constant during the nine-month period. The changes in ARPU are attributable to the net effect of (i) increases due to improvements in Ireland’s RGU mix, primarily attributable to higher proportions of digital cable, telephony and broadband internet RGUs, (ii) increases due to a January 2009 price increase for certain video services and January 2009 and July 2008 price increases for certain broadband internet services, (iii) increases due to higher proportions of broadband internet and telephony customers selecting higher-priced tiers of service, (iv) decreases due to competition, (v) decreases due to lower telephony call volumes and other changes in subscriber calling patterns and (vi) decreases due to higher proportions of subscribers selecting lower-priced tiers of digital cable service and fewer premium digital products and services. The negative impacts of the lower average numbers of analog cable and MMDS RGUs contributed to organic declines in the average number of video RGUs and revenue from video services in Ireland during the three and nine months ended September 30, 2009, as compared to the corresponding 2008 period. Ireland’s non-subscription revenue increased during the three and nine months ended September 30, 2009, as compared to the corresponding 2008 periods, primarily attributable to increases in (i) installation revenue and (ii) B2B revenue, due primarily to growth in the number of business broadband internet and telephony customers.

Hungary. Hungary’s revenue decreased $25.4 million or 23.1% and $78.0 million or 24.5% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of increases of $0.4 million and $0.5 million, respectively, attributable to the impact of an acquisition. Excluding FX and the effects of the acquisition, Hungary’s revenue decreased $8.3 million or 7.5% and $12.2 million or 3.8%, respectively, due primarily to declines in subscription revenue. The declines in subscription revenue during the 2009 periods reflect the negative impact of lower ARPU. In addition, the negative impact of a lower number of average subscribers contributed to the decrease during the three-month period and a higher number of average subscribers partially offset the negative impact of lower ARPU during the nine-month period. The changes in the average numbers of RGUs during the 2009 periods are attributable to the net effect of declines in the average numbers of analog RGUs and increases in the average numbers of digital cable, broadband internet, telephony and DTH RGUs. The declines in the average numbers of Hungary’s analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The declines in subscription revenue, which are largely related to the significant competition we are experiencing in Hungary, include declines in revenue from video and broadband internet services that were only partially offset by increases in revenue from telephony services. ARPU declined during the 2009 periods, as compared to the corresponding periods in 2008, as the positive impact of improvements in Hungary’s RGU mix, primarily attributable to a higher proportion of digital cable and broadband internet RGUs was more than offset by the negative impacts of (i) competition, (ii) a higher proportion of customers selecting lower-priced tiers of broadband internet, video and telephony services, (iii) lower telephony call volumes and other changes in subscriber calling patterns and (iv) lower revenue from premium video services, such as extended basic tiers and additional sports and movie packages. During the nine-month period, Hungary’s non-subscription revenue increased, due primarily to growth in B2B revenue associated with a higher number of business broadband internet and telephony customers. In light of current competitive and economic conditions, we expect that Hungary will continue to be challenged to maintain or increase its revenue on an organic basis.

Other Central and Eastern Europe. Other Central and Eastern Europe’s revenue decreased $28.1 million or 11.9% and $120.0 million or 17.3% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The nine-month decrease is net of a $1.3 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, Other Central and Eastern Europe’s revenue increased $16.0 million or 6.8% and $40.1 million or 5.8%, respectively. Most of these increases are attributable to increases in subscription revenue that resulted from (i) higher average numbers of RGUs and (ii) slight increases in ARPU. The increases in the average numbers of RGUs are primarily attributable to increases (mostly in the Czech Republic, Poland and Romania) in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in Other Central and Eastern Europe during the 2009 periods, as compared to the corresponding periods in 2008. These declines include video RGU decreases in Romania, the Czech Republic and, to a lesser extent, Slovakia that were only partially offset by small increases in Poland. ARPU increased slightly in our Other Central and Eastern Europe segment during the 2009 periods, as compared to the corresponding periods in 2008, as the positive impacts of (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for certain video and telephony services in several countries were only partially offset by the negative impacts of (a) competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers, (c) lower analog and digital cable revenue from premium video services and products and (d) lower telephony call volumes and other changes in telephony subscriber calling patterns. Other Central and Eastern Europe’s non-subscription revenue increased during the 2009 periods, as compared to the corresponding periods in 2008, as decreases in revenue from B2B services in Romania were more than offset by higher installation and interconnect revenue and individually insignificant net increases in other non-subscription revenue categories.

Although competition is a factor throughout our Other Central and Eastern Europe markets, we are experiencing particularly intense competition in Romania. In Romania, competition has contributed to (i) declines in video revenue and overall revenue and (ii) a slight decline in ARPU during the nine months ended September 30, 2009, each as compared to the corresponding prior year period. In response to the level of competition in Romania, we have implemented aggressive pricing and marketing strategies. These strategies have contributed to sequential organic increases in Romania’s video revenue and overall subscription revenue during each of the past three quarters. While these strategies were implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods, no assurance can be given that we will be successful in meeting these objectives. We expect that we will continue to experience significant competition in future periods in Romania and other markets within our Other Central and Eastern Europe segment.

Recent political changes have led to increased political instability and economic uncertainty in Romania. Any further deterioration of economic conditions in Romania could have a material adverse impact on our Romanian operations.

Telenet (Belgium). Telenet’s revenue increased $64.6 million or 17.2% and $79.4 million or 7.0% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $50.3 million and $125.4 million, respectively, attributable to the impact of the Interkabel Acquisition and another less significant acquisition. Excluding FX and the effects of these acquisitions, Telenet’s revenue increased $35.9 million or 9.6% and $90.8 million or 8.0%, respectively. These increases are attributable to increases in subscription revenue that resulted from (i) higher average numbers of RGUs and (ii) increases in ARPU. The increases in average RGUs primarily are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU increased during the 2009 periods, as compared to corresponding periods in 2008, as the positive impacts of (i) improvements in Telenet’s RGU mix, primarily attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increases in revenue from premium digital cable services, such as video-on-demand, (iii) increases in revenue from set-top box rentals due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes, and (iv) February 2009 price increases for digital and analog cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, (b) increases in the proportions of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services, primarily due to lower call volumes and changes in subscriber calling patterns. Telenet’s non-subscription revenue decreased slightly during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008, due primarily to the net effect of (i) decreases in revenue from interconnect fees of $3.6 million and $10.3 million, respectively, (ii) lower revenue from set-top box sales and (iii) increases in installation revenue. The lower revenue from interconnect fees is due primarily to the January 1, 2009 reduction in fixed-line termination rates imposed by regulatory authorities. No further reductions in these termination rates are currently anticipated.

J:COM (Japan). J:COM’s revenue increased $205.2 million or 29.9% and $536.9 million or 26.1% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $50.4 million and $160.6 million, respectively, attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding FX and the effects of these acquisitions, J:COM’s revenue increased $38.0 million or 5.5% and $105.7 million or 5.1%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from higher average numbers of telephony, broadband internet and video RGUs during the 2009 periods, as compared to corresponding periods in 2008. ARPU remained relatively constant during the 2009 periods, as the positive impacts of (i) higher proportions of digital cable RGUs, (ii) increases in revenue from premium digital cable services and (iii) increases in the proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) bundling discounts and (b) lower telephony call volumes. J:COM’s non-subscription revenue increased slightly during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008, primarily attributable to the net effect of (i) increases in poor reception compensation or “PRC” revenue of $10.6 million and $11.5 million, respectively, (ii) declines in revenue from J:COM’s B2B construction services, (iii) lower installation revenue, (iv) increases in programming revenue and (v) individually insignificant net changes in other non-subscription revenue categories. Pursuant to its PRC arrangements, J:COM receives compensation from third parties to provide rebroadcasting services to viewers (at no cost to the viewers) whose reception of free over-the-air broadcast channels has been obstructed by obstacles constructed by these third parties. The increases in J:COM’s PRC revenue during the 2009 periods are primarily attributable to revenue earned pursuant to a July 2009 agreement that provides for J:COM to receive cash consideration from a third party in exchange for J:COM’s assumption of the third party’s obligation to provide rebroadcasting services free of charge to residents of certain buildings through July 2011.

VTR (Chile). VTR’s revenue remained relatively constant and decreased $52.6 million or 9.4% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, VTR’s revenue increased $9.8 million or 5.5% and $40.2 million or 7.2%, respectively. Most of these increases are attributable to increases in subscription revenue that resulted primarily from higher average numbers of broadband internet, telephony and video RGUs during the 2009 periods. In addition, the positive impact of slightly higher ARPU contributed to the increase during the nine-month period and a slight decrease in ARPU partially offset the positive impact of the higher average number of RGUs during the three-month period. The changes in ARPU are attributable to the net effect of (i) improvements in VTR’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, (ii) increases due to March 2008, September 2008, January 2009 and June 2009 inflation and other price adjustments for certain video, broadband internet and telephony services, (iii) decreases due to competition, particularly from the incumbent telecommunications operator in Chile, and (iv) decreases due to higher proportions of subscribers selecting lower-priced tiers of video, broadband internet and telephony services. The negative effects of declines in VTR’s telephony ARPU contributed to organic declines in revenue from telephony services during the three and nine months ended September 30, 2009, as compared to the corresponding 2008 periods.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$83.2	$91.1	$(7.9)	(8.7)	(3.8)
Switzerland	75.3	79.3	(4.0)	(5.0)	(6.0)
Austria	39.7	44.8	(5.1)	(11.4)	(6.7)
Ireland	41.4	43.4	(2.0)	(4.6)	0.3

Total Western Europe	239.6	258.6	(19.0)	(7.3)	(4.3)

Hungary	34.8	40.6	(5.8)	(14.3)	3.3
Other Central and Eastern Europe	73.7	81.4	(7.7)	(9.5)	9.7

Total Central and Eastern Europe	108.5	122.0	(13.5)	(11.1)	7.6

Central and corporate operations	10.8	11.0	(0.2)	(1.8)	(1.3)

Total UPC Broadband Division	358.9	391.6	(32.7)	(8.4)	(0.5)
Telenet (Belgium)	161.5	131.4	30.1	22.9	28.6
J:COM (Japan)	327.9	264.2	63.7	24.1	7.8
VTR (Chile)	77.4	77.1	0.3	0.4	6.0
Corporate and other	150.3	156.6	(6.3)	(4.0)	4.5
Intersegment eliminations	(20.1)	(18.7)	(1.4)	(7.5)	(12.1)

Total operating expenses excluding stock-based compensation expense	1,055.9	1,002.2	53.7	5.4	6.6

Stock-based compensation expense	3.3	1.9	1.4	73.7

Total LGI	$1,059.2	$1,004.1	$55.1	5.5

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$253.5	$292.0	$(38.5)	(13.2)	(3.1)
Switzerland	219.0	243.6	(24.6)	(10.1)	(5.9)
Austria	116.5	138.3	(21.8)	(15.8)	(6.2)
Ireland	116.6	133.6	(17.0)	(12.7)	(2.7)

Total Western Europe	705.6	807.5	(101.9)	(12.6)	(4.4)

Hungary	95.5	118.9	(23.4)	(19.7)	2.2
Other Central and Eastern Europe	208.3	245.7	(37.4)	(15.2)	8.5

Total Central and Eastern Europe	303.8	364.6	(60.8)	(16.7)	6.5

Central and corporate operations	34.6	38.2	(3.6)	(9.4)	1.9

Total UPC Broadband Division	1,044.0	1,210.3	(166.3)	(13.7)	(0.9)
Telenet (Belgium)	435.2	407.0	28.2	6.9	18.8
J:COM (Japan)	952.7	800.1	152.6	19.1	6.7
VTR (Chile)	220.7	231.2	(10.5)	(4.5)	12.9
Corporate and other	427.7	483.9	(56.2)	(11.6)	5.5
Intersegment eliminations	(56.4)	(60.7)	4.3	7.1	(3.3)

Total operating expenses excluding stock-based compensation expense	3,023.9	3,071.8	(47.9)	(1.6)	5.6

Stock-based compensation expense	7.7	7.4	0.3	4.1

Total LGI	$3,031.6	$3,079.2	$(47.6)	(1.5)

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) decreased $32.7 million or 8.4% and $166.3 million or 13.7% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases are net of $0.1 million and $1.7 million increases, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s operating expenses decreased $2.1 million or 0.5% and $13.1 million or 1.1%, respectively. These decreases include the following factors:

•

Decreases in interconnect and access costs of $5.4 million or 11.6% and $22.2 million or 15.4%, respectively, due primarily to the net effect of (i) lower interconnect and access rates in Switzerland, the Netherlands and Austria, (ii) lower B2B volume in the Netherlands and (iii) higher interconnect rates and growth in telephony and internet subscribers in Ireland;

•

Increases in programming and related costs of $5.4 million or 6.0% and $15.8 million or 5.8%, respectively, primarily due to (i) growth in digital cable services, predominantly in Austria, the Netherlands, Romania and Poland, and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts in our central and eastern European markets, including Poland, Hungary and Romania. These increases were partially offset by decreases in programming and related costs in Ireland as a result of (i) lower video cable RGUs and (ii) the impact of subscribers selecting lower-priced tiers of digital video services and products;

•	Decreases associated with lower levels of B2B construction services and equipment sales in Switzerland of $3.0 million and $9.3 million, respectively;

•	Decreases in personnel costs of $5.3 million or 7.0% and $7.8 million or 3.3%, respectively, primarily due to certain restructuring activities in Austria and lower staffing levels in Romania;

•

Decreases in bad debt and collection expenses of $2.6 million and $1.7 million, respectively, due largely to decreases in bad debt expenses in Romania and Ireland that were only partially offset by increases in Switzerland; and

•	Individually insignificant net increases in other operating expense categories.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $30.1 million or 22.9% and $28.2 million or 6.9% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These changes include $33.2 million and $72.8 million increases, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, Telenet’s operating expenses increased $4.4 million or 3.3% and $3.7 million or 0.9%, respectively. These increases include the following factors:

•

Increases in programming and related costs of $4.1 million or 12.1% and $11.8 million or 11.4%, respectively, as increases in content costs associated with the expansion of digital cable services more than offset decreases in copyright fees that arose from (i) lower numbers of video subscribers and (ii) lower average rates due to the favorable renegotiation of certain contracts;

•

Decreases in the cost of set-top boxes sold to customers of $3.2 million or 62.1% and $8.5 million or 51.6%, respectively, primarily due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes;

•

Increases in call center costs of $2.4 million or 39.2% and $6.0 million or 26.9%, respectively, due primarily to increases in incoming and outgoing call volumes arising from (i) increases in the number of subscribers selecting advanced services such as digital cable, broadband internet and telephony services, (ii) migrations of customers in the Interkabel footprint to Telenet’s billing system and (iii) Telenet’s efforts to improve service levels and maintain or improve subscriber retention rates;

•	A decrease in bad debt expense of $3.4 million during the nine-month period, due primarily to improvements in credit and collection procedures; and

•	Individually insignificant net decreases in other operating expense categories.

J:COM (Japan). J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $63.7 million or 24.1% and $152.6 million or 19.1% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $15.8 million and $44.8 million, respectively, attributable to the aggregate impact of acquisitions. Excluding FX and the effects of acquisitions, J:COM’s operating expenses increased $4.9 million or 1.8% and $8.4 million or 1.0%, respectively. These increases include the following factors:

•	Decreases in construction-related costs of $1.7 million or 46.2% and $10.5 million or 57.9%, respectively, primarily due to decreases in B2B construction services;

•	Increases in interconnect and access charges of $2.7 million or 8.8% and $6.9 million or 7.5%, respectively, primarily due to higher numbers of broadband internet and telephony subscribers;

•	Increases in personnel costs of $2.4 million or 4.9% and $5.7 million or 3.9%, respectively, primarily due to higher staffing levels and annual wage increases;

•

Increases in costs related to J:COM’s programming distribution operations of $1.6 million or 7.5% and $4.2 million or 7.0%, respectively, including costs associated with a channel that was launched in April 2008; and

•	Individually insignificant net increases in other operating expense categories.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $0.3 million or 0.4% during the three months ended September 30, 2009 and decreased $10.5 million or 4.5% during the nine months ended September 30, 2009, as compared to the corresponding prior year periods. Excluding FX, VTR’s operating expenses increased $4.6 million or 6.0% and $29.8 million or 12.9%, respectively. These increases include the following factors:

•

Increases in programming and related costs of $3.7 million or 16.5% and $17.6 million or 25.7%, respectively, due primarily to (i) growth in VTR’s digital cable services and (ii) foreign currency exchange fluctuations, particularly during the nine-month period, with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S. dollars;

•

Increases in bad debt expense of $1.1 million and $7.4 million, respectively, due primarily to (i) an increase in VTR’s customer base and (ii) the impact of difficult economic conditions. An increase associated with the second quarter 2008 reversal of a $3.6 million bad debt reserve in connection with the settlement of an interconnect fee dispute also contributed to the increase during the nine-month period.

•	Increases in network-related expenses of $2.0 million or 20.9% and $6.9 million or 23.4%, respectively, due primarily to higher maintenance, materials and electricity costs; and

•

Decreases in interconnect and access costs of $2.7 million or 16.5% and $4.6 million or 9.3%, respectively, primarily due to the net effect of (i) decreases associated with lower tariff rates and call volumes and (ii) increases associated with higher average numbers of broadband internet and telephony subscribers.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$30.4	$33.0	$(2.6)	(7.9)	(3.6)
Switzerland	36.0	38.9	(2.9)	(7.5)	(8.4)
Austria	19.4	20.6	(1.2)	(5.8)	(1.5)
Ireland	11.7	12.1	(0.4)	(3.3)	1.2

Total Western Europe	97.5	104.6	(7.1)	(6.8)	(4.4)

Hungary	8.1	11.8	(3.7)	(31.4)	(17.2)
Other Central and Eastern Europe	21.3	27.1	(5.8)	(21.4)	(4.1)

Total Central and Eastern Europe	29.4	38.9	(9.5)	(24.4)	(8.1)

Central and corporate operations	40.3	44.6	(4.3)	(9.6)	(4.0)

Total UPC Broadband Division	167.2	188.1	(20.9)	(11.1)	(5.1)
Telenet (Belgium)	57.4	56.7	0.7	1.2	6.1
J:COM (Japan)	171.7	131.8	39.9	30.3	13.2
VTR (Chile)	27.8	30.6	(2.8)	(9.2)	(4.0)
Corporate and other	63.5	65.0	(1.5)	(2.3)	0.5
Intersegment eliminations	—	(0.9)	0.9	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	487.6	471.3	16.3	3.5	2.3

Stock-based compensation expense	36.2	40.1	(3.9)	(9.7)

Total LGI	$523.8	$511.4	$12.4	2.4

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$92.5	$109.1	$(16.6)	(15.2)	(5.3)
Switzerland	109.7	125.7	(16.0)	(12.7)	(8.5)
Austria	58.4	66.4	(8.0)	(12.0)	(1.8)
Ireland	34.6	36.3	(1.7)	(4.7)	6.3

Total Western Europe	295.2	337.5	(42.3)	(12.5)	(4.6)

Hungary	24.9	35.8	(10.9)	(30.4)	(10.9)
Other Central and Eastern Europe	68.1	85.8	(17.7)	(20.6)	2.7

Total Central and Eastern Europe	93.0	121.6	(28.6)	(23.5)	(1.3)

Central and corporate operations	115.2	138.2	(23.0)	(16.6)	(5.6)

Total UPC Broadband Division	503.4	597.3	(93.9)	(15.7)	(4.1)
Telenet (Belgium)	161.8	178.6	(16.8)	(9.4)	0.9
J:COM (Japan)	516.7	406.9	109.8	27.0	13.8
VTR (Chile)	81.4	100.1	(18.7)	(18.7)	(3.6)
Corporate and other	182.0	194.3	(12.3)	(6.3)	5.1
Intersegment eliminations	(0.5)	(4.7)	4.2	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,444.8	1,472.5	(27.7)	(1.9)	2.9

Stock-based compensation expense	91.2	117.9	(26.7)	(22.6)

Total LGI	$1,536.0	$1,590.4	$(54.4)	(3.4)

N.M. — Not meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) decreased $20.9 million or 11.1% and $93.9 million or 15.7% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The nine-month decrease is net of a $0.2 million increase attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, the UPC Broadband Division’s SG&A expenses decreased $9.6 million or 5.1% and $24.9 million or 4.2%, respectively. These decreases include the following factors:

•

A decrease during the nine-month period in outsourced labor and professional fees of $8.8 million or 24.2%, due primarily to (i) decreases in system implementation and other information technology costs incurred by the UPC Broadband Division’s central and corporate operations, (ii) a decrease related to costs incurred during the 2008 period associated with a billing system migration in Switzerland and (iii) decreases in sales and marketing and information technology costs in the Netherlands;

•	Decreases in sales and marketing costs of $5.4 million or 11.0% and $7.3 million or 4.5%, respectively, due largely to lower marketing costs in the Netherlands, Austria and Hungary;

•	An increase during the nine-month period in personnel costs of $4.3 million or 1.7%, including increases in the Netherlands due to increased staffing levels and annual wage increases; and

•	Individually insignificant net decreases in telecommunications, audit, legal and other SG&A expense categories, due largely to cost containment efforts.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $0.7 million or 1.2% during the three months ended September 30, 2009 and decreased $16.8 million or 9.4% during the nine months ended September 30, 2009 as compared to the corresponding prior year periods. These changes include increases of $2.0 million and $3.8 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, Telenet’s SG&A expenses increased $1.5 million or 2.6% and decreased $2.3 million or 1.3%, respectively. These changes include the followings factors:

•

Increases in outsourced labor and professional fees of $2.1 million or 45.2% and $5.5 million or 34.7%, respectively, primarily due to (i) temporary replacement of certain full-time employees with outside contractors and (ii) an increase in strategic consulting projects;

•

Decreases in personnel costs of $3.1 million or 12.7% and $4.9 million or 7.1%, respectively, as the impacts of reduced staffing levels and lower severance costs were only partially offset by higher costs associated with annual wage increases; and

•	Increases in sales and marketing costs of $2.0 million or 10.3% and $2.7 million or 4.3%, as the impact of higher sales commissions was only partially offset by fewer marketing campaigns.

J:COM (Japan). J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $39.9 million or 30.3% and $109.8 million or 27.0% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $14.6 million and $48.5 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, J:COM’s SG&A expenses increased $2.8 million or 2.1% and $7.7 million or 1.9%, respectively. These increases include the followings factors:

•	Increases in personnel costs of $0.9 million or 0.9% and $11.4 million or 4.0%, respectively, due primarily to higher staffing levels and annual wage increases; and

•	Decreases in sales and marketing costs of $1.2 million or 8.8% and $5.8 million or 12.9%.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) decreased $2.8 million or 9.2% and $18.7 million or 18.7% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, VTR’s SG&A expenses decreased $1.2 million or 4.0% and $3.6 million or 3.6%, respectively. These decreases include the following factors:

•	Decreases in labor and related costs of $2.2 million or 16.1% and $4.2 million or 10.4%, respectively, primarily due to (i) reduced staffing levels and (ii) lower severance costs; and

•

A decrease during the nine-month period in legal fees of $1.0 million, due primarily to legal fees incurred during the second quarter of 2008 in connection with the settlement of an interconnect fee dispute.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$174.8	$173.2	$1.6	0.9	5.9
Switzerland	147.8	137.4	10.4	7.6	6.4
Austria	64.3	70.6	(6.3)	(8.9)	(4.5)
Ireland	35.0	35.6	(0.6)	(1.7)	3.4

Total Western Europe	421.9	416.8	5.1	1.2	4.1

Hungary	41.7	57.6	(15.9)	(27.6)	(12.5)
Other Central and Eastern Europe	112.3	126.9	(14.6)	(11.5)	7.3

Total Central and Eastern Europe	154.0	184.5	(30.5)	(16.5)	1.1

Central and corporate operations	(49.0)	(52.8)	3.8	7.2	2.8

Total UPC Broadband Division	526.9	548.5	(21.6)	(3.9)	3.7
Telenet (Belgium)	220.5	186.7	33.8	18.1	24.2
J:COM (Japan)	391.6	290.0	101.6	35.0	17.4
VTR (Chile)	74.5	72.0	2.5	3.5	8.9
Corporate and other	67.2	62.6	4.6	7.3	15.5

Total	$1,280.7	$1,159.8	$120.9	10.4	11.4

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$486.7	$507.9	$(21.2)	(4.2)	6.6
Switzerland	417.2	407.2	10.0	2.5	7.1
Austria	181.3	215.0	(33.7)	(15.7)	(6.1)
Ireland	101.1	105.2	(4.1)	(3.9)	7.0

Total Western Europe	1,186.3	1,235.3	(49.0)	(4.0)	4.6

Hungary	120.1	163.8	(43.7)	(26.7)	(6.4)
Other Central and Eastern Europe	295.6	360.5	(64.9)	(18.0)	5.0

Total Central and Eastern Europe	415.7	524.3	(108.6)	(20.7)	1.4

Central and corporate operations	(143.4)	(168.0)	24.6	14.6	3.4

Total UPC Broadband Division	1,458.6	1,591.6	(133.0)	(8.4)	4.4

Telenet (Belgium)	619.5	551.5	68.0	12.3	25.1
J:COM (Japan)	1,123.9	849.4	274.5	32.3	18.5
VTR (Chile)	206.1	229.5	(23.4)	(10.2)	6.1
Corporate and other	163.3	175.9	(12.6)	(7.2)	13.1

Total	$3,571.4	$3,397.9	$173.5	5.1	11.8

Operating Cash Flow Margin

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	%	%	%	%
UPC Broadband Division:
The Netherlands	60.6	58.3	58.4	55.9
Switzerland	57.0	53.8	55.9	52.4
Austria	52.1	51.9	50.9	51.2
Ireland	39.7	39.1	40.1	38.2

Total Western Europe	55.6	53.4	54.2	51.9

Hungary	49.3	52.4	49.9	51.4
Other Central and Eastern Europe	54.2	53.9	51.7	52.1

Total Central and Eastern Europe	52.8	53.4	51.2	51.9

Total UPC Broadband Division, including central and corporate operations	50.0	48.6	48.5	46.8

Telenet (Belgium)	50.2	49.8	50.9	48.5
J:COM (Japan)	43.9	42.3	43.3	41.3
VTR (Chile)	41.5	40.1	40.6	40.9

While we experienced improvement in the operating cash flow margins of the majority of our reportable segments during the nine months ended September 30, 2009, as compared to the corresponding period in 2008, competitive and economic factors have resulted in (i) a decline in the operating cash flow margin of Hungary and (ii) relatively flat operating cash flow margins in Austria, Other Central and Eastern Europe and VTR. Foreign currency impacts associated with non-functional currency expenses have also negatively impacted our operating cash flow margins, particularly in our VTR, Other Central and Eastern Europe and Hungary segments. The improvements in the operating cash flow margins of our reportable segments in the Netherlands, Switzerland, Ireland, Belgium and Japan are largely a function of increased operational leverage resulting from either (i) revenue growth that is more than offsetting the accompanying increases in operating and SG&A expenses, (ii) cost containment efforts or (iii) a combination of these factors. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2009	2008	$	%	%	%
		in millions
Subscription revenue (a):
Video	$1,335.0	$1,229.9	$105.1	8.5	9.4	3.7
Broadband internet	673.8	627.6	46.2	7.4	7.8	6.1
Telephony	363.0	343.4	19.6	5.7	5.6	4.6

Total subscription revenue	2,371.8	2,200.9	170.9	7.8	8.4	4.5
Other revenue (b)	472.5	452.0	20.5	4.5	6.1	1.7
Intersegment eliminations	(20.1)	(19.6)	(0.5)	(2.6)	(9.2)	(9.2)

Total LGI	$2,824.2	$2,633.3	$190.9	7.2	8.0	4.0

	Nine months ended September 30,		Increase (decrease)		Increase excluding FX	Increase (decrease) excluding acquisitions and FX
	2009	2008	$	%	%	%
		in millions
Subscription revenue (a):
Video	$3,811.5	$3,705.5	$106.0	2.9	10.0	3.9
Broadband internet	1,926.7	1,873.1	53.6	2.9	8.9	6.9
Telephony	1,039.2	1,035.6	3.6	0.3	5.8	4.7

Total subscription revenue	6,777.4	6,614.2	163.2	2.5	9.0	4.8
Other revenue (b)	1,319.6	1,393.4	(73.8)	(5.3)	1.4	(0.5)
Intersegment eliminations	(56.9)	(65.4)	8.5	13.0	2.8	2.8

Total LGI	$8,040.1	$7,942.2	$97.9	1.2	7.8	4.0

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $190.9 million or 7.2% and $97.9 million or 1.2% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases include $104.4 million and $302.8 million, respectively, attributable to the impact of acquisitions. Excluding FX and the effects of acquisitions, total consolidated revenue increased $105.2 million or 4.0% and $315.1 million or 4.0%, respectively.

Subscription revenue. Excluding FX and the effects of acquisitions, our consolidated subscription revenue increased $99.1 million or 4.5% and $319.7 million or 4.8% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases are attributable to (i) increases in subscription revenue from video services of $45.0 million or 3.7% and $142.7 million or 3.9%, respectively, as the impact of higher ARPU from video services was only partially offset by declines in the average numbers of video RGUs, (ii) increases in subscription revenue from broadband internet services of $38.2 million or 6.1% and $128.8 million or 6.9%, respectively, as the impact of increases in the average numbers of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) increases in subscription revenue from telephony services of $15.9 million or 4.6% and $48.2 million or 4.7%, respectively, as the impact of increases in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding FX and the effects of acquisitions, our consolidated other revenue increased $7.9 million or 1.7% during the three months ended September 30, 2009 and decreased $6.4 million or 0.5% during the nine months ended September 30, 2009, as compared to the corresponding prior year periods. These changes are primarily attributable to the net effect of (i) decreases in B2B and interconnect revenue, (ii) increases in J:COM’s PRC revenue, (iii) higher programming revenue and (iv) higher installation revenue.

For additional information concerning the changes in our revenue, see Discussion and Analysis of Reportable Segments – Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our consolidated operating expenses increased $55.1 million or 5.5% during the three months ended September 30, 2009 and decreased $47.6 million or 1.5% during the nine months ended September 30, 2009, as compared to the corresponding prior year periods. These changes are net of increases of $50.4 million and $124.1 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.4 million and $0.3 million, respectively. For additional information, see the discussion following SG&A expenses below. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated operating expenses increased $15.3 million or 1.5% and $48.6 million or 1.6% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses above, these increases generally reflect the net impact of (i) net increases in programming and related costs, (ii) net decreases in interconnect and access costs, (iii) net increases in network-related expenses and (iv) less significant net decreases in other operating expense categories.

SG&A expenses

Our consolidated SG&A expenses increased $12.4 million or 2.4% during the three months ended September 30, 2009 and decreased $54.4 million or 3.4% during the nine months ended September 30, 2009, as compared to the corresponding prior year periods. These changes are net of increases of $16.8 million and $53.3 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $3.9 million and $26.7 million, respectively. For additional information, see the discussion in the following paragraph. Excluding FX, the effects of acquisitions and stock-based compensation expense, total consolidated SG&A expenses decreased $6.0 million or 1.3% and $10.1 million or 0.7% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. As discussed in more detail under Discussion and Analysis of our Reportable Segments – SG&A Expenses above, these decreases generally reflect the net impact of (i) net decreases in sales and marketing costs, (ii) net decreases in audit and legal fees, (iii) net increases in personnel costs and (iv) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation expense that is associated with LGI common stock and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
LGI common stock:
LGI performance plans (a)	$20.2	$27.6	$51.2	$77.8
Stock options, SARs, restricted shares and restricted share units	11.9	11.3	32.6	32.9

Total LGI common stock	32.1	38.9	83.8	110.7
Other	7.4	3.1	15.1	14.6

Total	$39.5	$42.0	$98.9	$125.3

Included in:
Operating expense	$3.3	$1.9	$7.7	$7.4
SG&A expense	36.2	40.1	91.2	117.9

Total	$39.5	$42.0	$98.9	$125.3

(a)	The stock-based compensation expense related to the LGI performance plans during the nine months ended September 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards. For additional information concerning these items, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our consolidated depreciation and amortization expense increased $67.4 million and $30.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, depreciation and amortization expense increased $73.0 million or 10.3% and $175.8 million or 8.2%, respectively. These increases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated and (iii) increases associated with acquisitions.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $2.0 million and $126.2 million during the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $3.3 million during the corresponding prior year periods. As further described below, the 2009 nine-month amount includes a second quarter 2009 charge of $118.8 million to reduce the carrying value of the goodwill associated with our Romanian reporting unit. The amount for the 2008 nine-month period includes a $9.2 million gain on the sale of our interests in certain aircraft.

During the fourth quarter of 2008, we recorded a $144.8 million goodwill impairment charge with respect to our broadband communications reporting unit in Romania. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors have led to (i) lower than expected levels of revenue, cash flows and subscribers and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. Further hypothetical decreases of 20% and 30% in the June 2009 fair value of our Romanian reporting unit would have resulted in additional estimated goodwill impairment charges during the second quarter of 2009 ranging from approximately $45 million to $75 million and from approximately $75 million to $105 million, respectively.

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

Interest expense

Our consolidated interest expense decreased $61.1 million and $208.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. Excluding FX, interest expense decreased $38.1 million or 13.0% and $104.3 million or 12.1%, respectively, as decreases associated with lower weighted average interest rates more than offset increases associated with higher average outstanding debt balances. The declines in our weighted average interest rates are due primarily to lower interest rates on the UPC Broadband Holding Bank Facility and our other variable-rate indebtedness.

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

Interest and dividend income

Our consolidated interest and dividend income decreased $10.1 million and $33.8 million during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These decreases primarily are attributable to (i) lower weighted average interest rates earned on our cash and cash equivalent balances and (ii) slight decreases in dividend income during the three and nine months ended September 30, 2009, as compared to the corresponding prior year periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Cross-currency and interest rate derivative contracts (a)	$(307.6)	$(191.3)	$(706.9)	$(170.8)
Equity-related derivatives (b)	71.3	184.6	(57.8)	241.1
Foreign currency forward contracts	5.9	25.8	(12.2)	20.0
Other	3.6	(0.9)	4.5	(1.1)

Total	$(226.8)	$18.2	$(772.4)	$89.2

(a)	The loss during the 2009 three-month period primarily is attributable to the net effect of (i) losses associated with increases in the values of the Hungarian forint, Czech koruna and Swiss franc relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc and Hungarian forint markets, (iii) losses associated with increases in the values of the euro and Swiss franc relative to the U.S. dollar and (iv) a gain associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. The loss during the 2009 nine-month period primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei and Hungarian forint markets and (iii) losses associated with increases in the value of the Chilean peso relative to the euro. In addition, the losses for the three and nine months ended September 30, 2009 include a gain of $9.4 million and a loss of $11.3 million, respectively, resulting from changes in our credit risk valuation adjustments, as further described in notes 5 and 6 to our condensed consolidated financial statements. The loss during the 2008 three-month period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in all relevant currencies, (ii) gains associated with a decrease in value of the euro and the Chilean peso relative to the U.S. dollar, (iii) gains associated with decreases in the values of the Chilean peso, Polish zloty, Czech koruna and Hungarian forint relative to the euro and (iv) losses associated with an increase in the Swiss franc relative to the euro. The loss during the 2008 nine-month period primarily is attributable to the net effect of (i) losses associated with an increase in the value of the Hungarian forint, Swiss franc, Czech koruna, Polish zloty and Slovakian koruna relative to the euro, (ii) gains associated with a decrease in the value of the Chilean peso and the euro relative to the U.S. dollar, (iii) gains associated with a decrease in the value of the Romanian lei relative to the euro and (iv) losses associated with a decrease in Swiss franc, U.S. dollar and Australian dollar market interest rates. In addition, the losses for the three and nine months ended September 30, 2008 include gains of $28.8 million and $82.8 million, respectively, resulting from changes in our credit risk valuation adjustments, as further described in notes 5 and 6 to our condensed consolidated financial statements.

(b)	Includes activity related to the Sumitomo Collar and the News Corp. Forward. The gain during the 2009 three-month period primarily is attributable to an increase in the fair value of the Sumitomo Collar associated with (i) an increase in the value of the Japanese yen relative to the U.S. dollar and (ii) a decrease in the market price of Sumitomo common stock. The loss during the 2009 nine-month period primarily is attributable to a decline in the fair value of the Sumitomo Collar associated with an increase in the market price of Sumitomo common stock. The gains for the 2008 periods primarily are attributable to increases in the fair value of the Sumitomo Collar associated with (i) a decrease in the market price of Sumitomo common stock and (ii) an increase in the value of the Japanese yen relative to the U.S. dollar. In addition, the fair value of the Sumitomo Collar was negatively impacted during the 2008 periods by increases in (i) the volatility of Sumitomo common stock and (ii) for the 2008 nine-month period, the risk-free rate in Japan.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
U.S. dollar denominated debt issued by European subsidiaries	$111.0	$(230.8)	$130.9	$(86.8)
U.S. dollar denominated debt issued by a Latin American subsidiary	(14.2)	(22.8)	69.1	(48.0)
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	57.0	(90.0)	(63.5)	302.9
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(20.0)	59.3	(24.9)	(0.3)
Yen denominated debt issued by U.S. subsidiaries	(130.0)	—	(22.6)	(79.5)
Other	2.9	(2.4)	2.5	8.0

Total	$6.7	$(286.7)	$91.5	$96.3

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) during the 2008 periods, the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	in millions
Investments (a):
Sumitomo	$5.5	$(186.5)	$78.7	$(234.9)
News Corp (b).	(5.2)	(16.8)	(5.1)	(46.8)
Other, net (c)	—	2.9	(22.2)	13.0
Debt — UGC Convertible Notes (d)	(51.3)	71.2	(35.2)	184.3

Total	$(51.0)	$(129.2)	$16.2	$(84.4)

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	The 2009 amounts primarily relate to changes in the fair value of Cyfra+ that are primarily attributable to (i) changes in the value of the Polish zloty as compared to the euro and U.S. dollar and (ii) the impact of changes in the projected cash flows of Cyfra+.

(d)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 nine-month amount includes gains of $25.9 million recognized in connection with the UGC Convertible Notes that we repurchased in March 2009. For additional information, see notes 6 and 8 to our condensed consolidated financial statements.

Losses on debt modifications

We recognized losses on debt modifications of $9.7 million and $34.0 million during the three and nine months ended September 30, 2009, respectively. These losses include (i) losses of $20.1 million recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.8 million loss in connection with the August 2009 completion of Facilities D, E1, E2 and F under the Telenet Credit Facility and (iii) losses of $0.9 million and $5.1 million, respectively, recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $30.9 million and $24.6 million during the three months ended September 30, 2009 and 2008, respectively.

The income tax expense for the three months ended September 30, 2009 differs from the expected income tax benefit of $10.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions.

The income tax expense for the three months ended September 30, 2008 differs from the expected income tax benefit of $90.2 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses and (iv) an increase in certain net deferred tax liabilities due to an enacted change in state tax law. The negative impacts of these items were partially offset by the positive impacts of certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and intercompany loans.

We recognized income tax expense of $170.0 million and $314.6 million during the nine months ended September 30, 2009 and 2008, respectively.

The income tax expense for the nine months ended September 30, 2009 differs from the expected income tax benefit of $48.2 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses and (iv) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

The income tax expense for the nine months ended September 30, 2008 differs from the expected income tax expense of $153.6 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible items, (iii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iv) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and intercompany loans and (v) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

Earnings (loss) from continuing operations

During the three months ended September 30, 2009 and 2008, we reported losses from continuing operations of $59.4 million and $282.2 million, respectively, including (i) operating income of $463.8 million and $408.4 million, respectively, and (ii) non-operating expense of $492.3 million and $666.0 million, respectively. During the nine months ended September 30, 2009 and 2008, we reported earnings (loss) from continuing operations of ($307.6 million) and $124.2 million, respectively, including (i) operating income of $1,167.6 million and $1,121.0 million, respectively, and (ii) non-operating expense of $1,305.2 million and $682.2 million, respectively. Gains or losses associated with (i) the disposition of assets, (ii) changes in the fair values of derivative instruments, investments and debt and (iii) movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve net earnings is largely dependent on our ability to increase the aggregate operating cash flow of our operating segments to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating charges, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $54.0 million and $60.1 million during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to the net effect of (i) improvements in the results of operations of Austar, J:COM and Telenet and (ii) for the nine-month period, a decline in the results of operations of VTR.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Broadband Holding, Telenet, J:COM, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for the majority of our consolidated cash and cash equivalents at September 30, 2009. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2009 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$4.9
Non-operating subsidiaries	869.1

Total LGI and non-operating subsidiaries	874.0

Operating subsidiaries:
J:COM	661.6
Telenet	191.0
Austar	93.9
VTR	66.4
UPC Holding (excluding VTR)	49.9
Chellomedia	23.2
Liberty Puerto Rico	5.7
Other operating subsidiaries	3.1

Total operating subsidiaries	1,094.8

Total cash and cash equivalents	$1,968.8

Liquidity of LGI and its Non-operating Subsidiaries

The $4.9 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $869.1 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at September 30, 2009. Our remaining cash and cash equivalents of $1,094.8 million at September 30, 2009 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with borrowings by LGI and its non-operating subsidiaries or (iv) proceeds received upon the exercise of stock options. In this regard, we have received significant cash from our subsidiaries in the form of loan repayments during the first nine months of 2009. Most of this cash was used to repurchase LGI common stock and UGC Convertible Notes. For additional information, see notes 8 and 9 to our condensed consolidated financial statements.

As further described in note 9 to our condensed consolidated financial statements, we repurchased during the first nine months of 2009 a total of 7,197,921 shares of our LGI Series A common stock at a weighted average price of $17.85 per share and 14,583,704 shares of our LGI Series C common stock at a weighted average price of $16.16 per share, for an aggregate purchase price of $364.3 million, including direct acquisition costs. At September 30, 2009, the remaining amount authorized under our current stock repurchase plan was $231.0 million. Subsequent to

September 30, 2009 and through October 30, 2009, we purchased an additional 958,646 shares of our LGI Series A common stock at a weighted average price of $22.19 per share and 963,898 shares of our LGI Series C common stock at a weighted average price of $22.06 per share, for an aggregate purchase price of $42.5 million, including direct acquisition costs. After giving effect to these repurchases, the remaining amount authorized under our current repurchase program was $188.5 million.

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

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, J:COM and Chellomedia, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2009, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our September 30, 2009 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2009 was 4.2 and the ratio of our September 30, 2009 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended September 30, 2009 was 3.8.

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

At September 30, 2009, our outstanding consolidated debt and capital lease obligations aggregated $21.7 billion, including $499.3 million that is classified as current in our condensed consolidated balance sheet and $20.2 billion that is due in 2012 or thereafter. J:COM debt and capital lease obligations account for $435.8 million of the current portion of our debt and capital lease obligations. For additional information concerning the maturities of our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

In addition to our debt and capital lease obligations, we have certain contingent liabilities that could require us to issue shares or make cash payments in future periods. For additional information, see note 13 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain 2009 refinancing transactions that have resulted in the extension of our subsidiaries’ debt maturities, see note 8 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) additional financial institution failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

All of our consolidated debt and capital lease obligations at September 30, 2009 had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our reported cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

During the nine months ended September 30, 2009, we used net cash provided by our operating activities of $2,268.8 million to fund (i) net cash used by our investing activities of $1,461.4 million, (ii) net cash used by our financing activities of $303.5 million and (iii) an increase in our cash and cash equivalent balances of $513.4 million (excluding an $88.6 million increase due to changes in foreign currency exchange rates).

Operating Activities. Net cash provided by operating activities increased $65.8 million, from $2,203.0 million during the first nine months of 2008 to $2,268.8 million during the first nine months of 2009. This increase primarily is attributable to the net effect of (i) lower cash payments for interest, (ii) an increase in cash paid related to certain derivative instruments, (iii) an increase in the cash generated by our video, voice and broadband internet services, (iv) an increase in net cash payments for taxes and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by investing activities decreased $430.2 million, from $1,891.6 million during the first nine months of 2008 to $1,461.4 million during the first nine months of 2009. This decrease is primarily attributable to the net effect of (i) a decrease in cash paid in connection with acquisitions, net of cash acquired, of $229.8 million, (ii) the receipt of $167.0 million of proceeds upon the disposition of discontinued operations and (iii) a decrease in capital expenditures of $62.4 million, as a net increase in the local currency capital expenditures of our subsidiaries was more than offset by the impact of FX.

The UPC Broadband Division accounted for $762.3 million and $892.3 million of our consolidated capital expenditures during the nine months ended September 30, 2009 and 2008, respectively. The decrease in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) a decrease due to FX, (ii) a decrease in expenditures for support capital such as information technology upgrades and general support systems, (iii) a decrease in expenditures for new build and upgrade projects to expand services and (iv) an increase in expenditures for the purchase and installation of customer premise equipment.

Telenet accounted for $267.5 million and $250.2 million of our consolidated capital expenditures during the nine months ended September 30, 2009 and 2008, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $17.3 million and $0.7 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $284.8 million and $250.9 million during the nine months ended September 30, 2009 and 2008, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2009 period primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) an increase associated with the Interkabel Acquisition, (iii) a decrease due to FX, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) a decrease in expenditures for support capital such as information technology upgrades and general support systems.

J:COM accounted for $366.9 million and $273.0 million of our consolidated capital expenditures during the nine months ended September 30, 2009 and 2008, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $135.3 million and $103.3 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $502.2 million and $376.3 million during the nine months ended September 30, 2009 and 2008, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) an increase related to the effect of acquisitions, (ii) an increase due to FX, (iii) an increase in expenditures for the purchase and installation of customer premise equipment, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital such as information technology upgrades and general support systems.

VTR accounted for $124.1 million and $145.8 million of our consolidated capital expenditures during the nine months ended September 30, 2009 and 2008, respectively. The decrease in the capital expenditures of VTR is due primarily to the net effect of (i) a decrease due to FX, (ii) a decrease in expenditures for support capital such as information technology upgrades and general support systems, (iii) an increase in expenditures for the purchase and installation of customer premise equipment and (iv) an increase in expenditures for new build and upgrade projects.

We expect that the UPC Broadband Division’s full year capital expenditures will range from 24% to 25% of the UPC Broadband Division’s full year 2009 revenue, which is an increase from our previously-reported range of 22% to 24%. This increase is largely due to higher than expected expenditures for digital cable set-top boxes. We continue to expect, as originally disclosed in our 2008 Annual Report on Form 10-K, that the percentage of revenue represented by the full year 2009 capital expenditures (including capital lease additions) will range from (i) 24% to 26% for Telenet, (ii) 22% to 24% for J:COM and (iii) 20% to 22% for VTR.

Financing Activities. Net cash used by financing activities decreased $450.4 million, from $753.9 million during the first nine months of 2008 to $303.5 million during the first nine months of 2009. This decrease primarily is attributable to the net effect of (i) a decrease in cash paid to repurchase LGI common stock of $1,589.2 million and (ii) a $970.0 million decrease in cash provided by net borrowings of debt. The decrease in net borrowings is due in part to the impact of FX.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser degree, other currencies. At September 30, 2009, our European subsidiaries held cash balances of $853.9 million that were denominated in euros, J:COM held cash balances of $661.6 million that were denominated in Japanese yen and certain of our subsidiaries with functional currencies other than the U.S. dollar held cash balances of $75.1 million that were denominated in U.S. dollars. Subject to applicable debt covenants, these euro, Japanese yen and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At September 30, 2009, the aggregate fair value of this investment was approximately $470.9 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2009, all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowing and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and euro and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, Japanese yen, Chilean peso, euro and Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our capital expenditures and operating and SG&A expenses were not hedged as of September 30, 2009, we expect to continue to increase our use of hedging strategies with respect to these risks. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and the Japanese yen as 34.6% and 32.3% of our U.S. dollar revenue during the nine months ended September 30, 2009 were derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Hungarian forint, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso, the Hungarian forint and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2009	December 31, 2008
Spot rates:
Euro	0.6829	0.7167
Swiss franc	1.0365	1.0687
Japanese yen	89.68	90.79
Chilean peso	550.33	638.50
Hungarian forint	183.94	190.27
Australian dollar	1.1315	1.4192

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Average rates:
Euro	0.6990	0.6667	0.7333	0.6579
Swiss franc	1.0620	1.0740	1.1071	1.0579
Japanese yen	93.53	107.63	94.84	105.84
Chilean peso	545.69	517.19	572.99	483.87
Hungarian forint	189.57	157.59	208.35	163.07
Australian dollar	1.2003	1.1327	1.3412	1.0990

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At September 30, 2009, we effectively paid a fixed interest rate on 96% of our variable-rate debt (excluding VTR’s cash-collateralized variable-rate debt) through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2009 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at September 30, 2009 declines to 79%. With the exception of an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At September 30, 2009, our variable-rate indebtedness aggregated $15.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.40%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $79.3 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At September 30, 2009, our exposure to credit risk included (i) derivative assets with a fair value of $904.1 million, (ii) cash and cash equivalent and restricted cash balances of $2,447.4 million and (iii) aggregate undrawn debt facilities of $1,851.8 million, including CLP 136,391.6 million ($247.8 million) of commitments under the VTR Bank Facility for which we would be required to set aside an equivalent amount of cash collateral.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that we could be required to make payments to an insolvent counterparty even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different counterparty, the risks that were the subject of the original derivative contract would no longer be hedged.

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

UPC Holding Cross-currency Options

Holding all other factors constant, at September 30, 2009, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €24.7 million ($36.2 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €29.0 million ($42.5 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €288.0 million ($421.7 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €144.7 million ($211.9 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €108.4 million ($158.7 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €46.6 million ($68.2 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €40.6 million ($59.5 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €27.6 million ($40.4 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €24.3 million ($35.6 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $10.2 million ($10.6 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $6.7 million ($7.2 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 33.3 billion ($60.5 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.2 billion ($13.0 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2009, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €24.1 million ($35.3 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €22.0 million ($32.2 million).

UGC Convertible Notes

Holding all other factors constant, at September 30, 2009:

(i)	an instantaneous increase (decrease) of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €2.4 million ($3.5 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €10.9 million ($16.0 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €7.4 million ($10.8 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €11.8 million ($17.3 million) and conversely, an increase of 10% would have decreased the fair value by approximately €7.1 million ($10.4 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.1 million ($3.1 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.4 million ($3.5 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2009:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.5 billion ($39.0 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.4 billion ($37.9 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.0 billion ($44.6 million).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2009. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2009, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2009 through July 31, 2009:
Series A	1,689,674	$17.23	1,689,674
Series C	1,652,766	$17.22	1,652,766	(b	)
August 1, 2009 through August 31, 2009:
Series A	1,216,481	$21.60	1,216,481
Series C	1,223,529	$21.47	1,223,529	(b	)
September 1, 2009 through September 30, 2009:
Series A	1,042,528	$23.61	1,042,528
Series C	1,051,117	$23.42	1,051,117	(b	)
Total — July 1, 2009 through September 30, 2009:
Series A	3,948,683	$20.26	3,948,683
Series C	3,927,412	$20.20	3,927,412	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At September 30, 2009, we were authorized to purchase an additional $231.0 million of our LGI Series A and Series C common stock. Subsequent to September 30, 2009 and through October 30, 2009, we purchased an additional 958,646 shares of our LGI Series A common stock at a weighted average price of $22.19 per share and 963,898 shares of our LGI Series C common stock at a weighted average price of $22.06 per share, for an aggregate purchase price of $42.5 million, including direct acquisition costs. After giving effect to these repurchases, the remaining amount authorized under our current repurchase program was $188.5 million.

In addition to the shares listed in the table above, 782,628 shares of LGI Series A common stock and 754,639 shares of LGI Series C common stock were surrendered during the third quarter of 2009 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility D Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility D Lender, under the €2.3 billion credit facility agreement, originally dated August 1, 2007, as amended and restated, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas SA and JP Morgan PLC as Mandated Lead Arrangers, BNP Paribas SA as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2009 (File No. 000-51360) (the August 2009 8-K)).

4.2	Additional Facility E1 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E1 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the August 2009 8-K).

4.3	Additional Facility E2 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E2 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the August 2009 8-K).

4.4	Additional Facility F Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility F Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the August 2009 8-K).

4.5	Amendment and Waiver Request effective August 25, 2009 among Telenet Bidco NV as Borrower, Telenet NV as Guarantor, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the August 2009 8-K).

4.6	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as an Additional Facility T Lender, under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.7	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.8	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding B.V. as Borrower, UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.9	Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009 (File No. 000-51360)).

10	Material Contracts:

10.1	Personal Usage of Aircraft Policy, amended and restated.*

10.2	Form of Aircraft Time Sharing Agreement (US based).*

10.3	Form of Aircraft Time Sharing Agreement (Europe based).*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: November 4, 2009	/S/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated: November 4, 2009	/S/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 4, 2009	/S/ BERNARD G. DVORAK
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4	Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility D Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility D Lender, under the €2.3 billion credit facility agreement, originally dated August 1, 2007, as amended and restated, among Telenet Bidco NV as Borrower, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas SA and JP Morgan PLC as Mandated Lead Arrangers, BNP Paribas SA as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2009 (File No. 000-51360) (the August 2009 8-K)).

4.2	Additional Facility E1 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E1 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the August 2009 8-K).

4.3	Additional Facility E2 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E2 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the August 2009 8-K).

4.4	Additional Facility F Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility F Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the August 2009 8-K).

4.5	Amendment and Waiver Request effective August 25, 2009 among Telenet Bidco NV as Borrower, Telenet NV as Guarantor, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the August 2009 8-K).

4.6	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as an Additional Facility T Lender, under the senior secured credit agreement, originally dated January 16, 2004, as amended and restated from time to time, among, inter alia, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent, and the other banks and financial institutions named therein (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.7	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.8	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding B.V. as Borrower, UPC Financing Partnership, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.9	Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2009 (File No. 000-51360)).

10	Material Contracts:

10.1	Personal Usage of Aircraft Policy, amended and restated.*

10.2	Form of Aircraft Time Sharing Agreement (US based).*

10.3	Form of Aircraft Time Sharing Agreement (Europe based).*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32	Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith