Form 10-K
period 2009-12-31
Liberty Global, Inc.
filed 2010-02-24
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4.1 billion.

The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 19, 2010 was:

135,071,170 shares of Series A common stock;

9,355,501 shares of Series B common stock; and

123,999,389 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General Development of Business

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2009, in 14 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV, a subsidiary of UPC Holding (UPC Broadband Holding), are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR Global Com SA (VTR). Through our 50.5% indirect majority ownership interest in Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our 55.0% indirect majority owned subsidiary, Austar United Communications Limited (Austar), we provide DTH satellite services in Australia. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at December 31, 2009), we provided broadband communications and, to a lesser extent, programming services in Japan through February 17, 2010. We also have (1) consolidated broadband communications operations in Puerto Rico and (2) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2009, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2009.

Recent Developments

Acquisitions

Unitymedia. On January 28, 2010, UPC Germany GmbH (UPC Germany), our indirect wholly-owned subsidiary, purchased all of the issued and outstanding shares of capital stock of Unitymedia GmbH (Unitymedia) for €2,006.0 million ($2,803.0 million at the transaction date) in cash, pursuant to the terms of a share purchase agreement, dated November 13, 2009 (the Unitymedia Acquisition). The cash purchase price, together with Unitymedia’s net debt (aggregate principal amount outstanding less cash and cash equivalents) and capital lease obligations of €2,042.6 million ($2,854.1 million) at January 28, 2010, results in total consideration of €4,048.6 million ($5,657.1 million at the transaction date), before direct acquisition costs. Unitymedia is the second largest cable television provider in Germany and the largest in the German federal states of North Rhine-Westphalia and Hesse based on the number of video cable subscribers. Unitymedia offers video, voice and data services. Its cable network is available to approximately 8.8 million households in Germany, including households in the cities of Cologne, Dusseldorf and Frankfurt.

For additional information on the Unitymedia Acquisition, see note 22 to our consolidated financial statements included in Part II of this report. In addition, during 2009, we completed various other smaller acquisitions in the normal course of business.

Dispositions

UPC Slovenia. On July 15, 2009, one of our subsidiaries sold 100% of its interest in our cable and multi-channel multipoint (microwave) distribution system (MMDS) networks in Slovenia to Mid Europa Partners for a cash purchase price of €119.5 million ($168.4 million at the transaction date).

J:COM. On February 18, 2010, we sold to KDDI Corporation (KDDI) all of our ownership interests in three of our subsidiaries, which directly or indirectly through LGI/Sumisho Super Media LP (Super Media) and certain trust arrangements held our ownership interests in J:COM (the J:COM Disposal Group). In connection with the sale of the J:COM Disposal Group, we retained the right to receive the anticipated final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM. Such dividend is expected to be approved at the March 2010 J:COM shareholders meeting. Including both the proceeds received upon the sale and the anticipated dividend, we expect to realize gross proceeds of approximately ¥362.9 billion ($4,024.8 million at the applicable rate). The net proceeds were used in part to repay in full the ¥75 billion ($831.8 million at the applicable rate) credit facility of our indirect wholly-owned subsidiary, LGJ Holdings LLC, and to repay notes issued in connection with the purchase of the minority interests in one of the subsidiaries sold. Prior to the closing date, Sumitomo Corporation’s (Sumitomo) 41.3% interest in Super Media was redeemed for the J:COM shares attributable to such interest.

For additional information on the foregoing dispositions, see notes 5 and 22 to our consolidated financial statements included in Part II of this report.

Financings

Unitymedia Acquisition Financing. On November 20, 2009, UPC Germany issued: (1) €1,430.0 million ($2,049.3 million) principal amount of 8.125% senior secured notes (the Euro Senior Secured Notes), at an issue price of 97.844%, resulting in cash proceeds of €1,399.2 million ($2,077.8 million at the transaction date) before transaction costs, (2) $845.0 million principal amount of 8.125% senior secured notes (the Dollar Senior Secured Notes), at an issue price of 97.844%, resulting in cash proceeds of $826.8 million before transaction costs and (3) €665.0 million ($953.0 million) principal amount of 9.625% senior notes (the Senior Notes), at an issue price of 97.652%, resulting in cash proceeds of €649.4 million ($964.3 million at the transaction date) before transaction costs. The Euro Senior Secured Notes and the Dollar Senior Secured Notes (together, the Senior Secured Notes) mature on December 1, 2017. The Senior Notes mature on December 1, 2019.

The net proceeds of the sale of the Senior Secured Notes and the Senior Notes were deposited in escrow accounts pending their use by UPC Germany, together with other funds, to acquire all of the outstanding capital stock of Unitymedia, to repay existing indebtedness of Unitymedia and to cover certain costs and expenses. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of the proceeds in escrow to fund a portion of the purchase price for the Unitymedia Acquisition. In March 2010, (1) the remaining balances in the escrow accounts will be released in connection with the repayment of Unitymedia’s existing indebtedness and (2) Unitymedia and certain subsidiaries of Unitymedia will assume the obligations of UPC Germany under the Senior Notes and the Senior Secured Notes, respectively (collectively, the Debt Pushdown).

In November 2009, we completed the offering and sale of $935.0 million principal amount of 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes). The LGI Convertible Notes may be converted into shares of our Series A and Series C common stock. The initial conversion rates are 28.2602 shares of Series A common stock and 9.4201 shares of Series C common stock per $1,000 principal amount of LGI Convertible Notes, which represents an initial conversion price of approximately $26.5391 per basket of .75 of a Series A share and .25 of a Series C share. We may settle our conversion obligation in shares of LGI’s Series A common stock and Series C common stock, cash or a combination of the foregoing, at our election. The conversion rates are subject to customary adjustments. In addition, upon the occurrence of certain fundamental changes, we will in certain circumstances increase the conversion rates by a number of additional shares of our Series A and Series C common stock. The LGI Convertible Notes may not be redeemed by us at our election prior to the scheduled maturity date. Holders of the LGI Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a cash price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Concurrently with the issuance of the LGI Convertible Notes, we sold 4.5 million shares of our Series A common stock and 1.5 million shares of our Series C common stock for aggregate consideration of $128.3 million or $21.375 per share in a private placement transaction (the Private Placement). The net proceeds from the LGI Convertible Notes and the Private Placement were used to fund a portion of the cash purchase price for the Unitymedia Acquisition.

Unitymedia Revolving Credit Facility. On December 21, 2009, UPC Germany entered into an €80.0 million ($114.6 million) secured revolving credit facility agreement with certain lenders (the Unitymedia Revolving Credit Facility). The Unitymedia Revolving Credit Facility matures on December 31, 2014, and bears interest at EURIBOR, plus 3.75%. Borrowings under the Unitymedia Revolving Credit Facility may be used for general corporate and working capital purposes. Under the terms of the Unitymedia Revolving Credit Facility, no amounts were available to be drawn prior to completion of the Unitymedia Acquisition. Thereafter, up to €40 million ($57.3 million) may be drawn with the remaining €40 million available to be drawn after completion of the Debt Pushdown in March 2010.

UPC Broadband Holding Bank Facility Refinancing Transactions. The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding. During 2009, pursuant to various additional facility accession agreements, new Facilities Q, R, S, T and U (collectively, the New Facilities) were executed under the UPC Broadband Holding Bank Facility. Facility Q is a redrawable term loan facility. Facilities R, S, T and U are non-redrawable term loan facilities.

In connection with the completion of the New Facilities, certain of the lenders under the existing Facilities L, M and N novated their commitments to one of our indirect subsidiaries, which in turn novated its commitments to a subsidiary of UPC Broadband Holding, and entered into the New Facilities. As a result, total commitments of €700.3 million ($1,003.6 million), €2,935.8 million ($4,207.2 million) and $500.0 million under Facilities L, M and N, respectively, were rolled into the New Facilities during 2009. Among other matters, the completion of the New Facilities resulted in the extension of the maturity dates of a significant portion of the debt outstanding under the UPC Broadband Holding Bank Facility.

During September and October 2009, Facility T was increased by $325.0 million through the addition of (1) a $25.0 million tranche issued at par and (2) a $300.0 million tranche issued at a discount of 4%, resulting in net proceeds after discounts of $313.0 million. In November 2009, Facility Q was increased by a €35.0 million ($50.2 million) redrawable term loan facility.

UPCB Finance Senior Secured Notes. On January 20, 2010, UPCB Finance Limited (UPCB Finance), a special purpose financing company created for the primary purpose of issuing senior notes and owned 100% by a charitable trust, issued €500.0 million ($716.5 million) principal amount of 7.625% senior secured notes (the UPCB Senior Secured Notes) at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($710.4 million). UPCB Finance used the proceeds from the UPCB Senior Secured Notes to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing), a direct wholly-owned subsidiary of UPC Holding, as the borrower. UPC Financing used the proceeds from Facility V to reduce outstanding amounts under Facilities M and Q under the UPC Broadband Holding Bank Facility through (i) the novation of €152.7 million ($218.8 million) of commitments under Facility M to UPC Broadband Operations and (ii) the use of the remaining €347.3 million ($497.7 million) to repay borrowings under Facility Q.

UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Senior Secured Notes. Although UPC Financing has no equity or voting interest in UPCB Finance, the Facility V loan creates a variable interest in UPCB Finance for which UPC Financing is the primary beneficiary, which requires UPC Financing and its parent entities, including UPC Holding and LGI, to consolidate UPCB Finance. UPCB Finance, as a lender under the UPC Broadband Holding Bank Facility, is treated the same as the other lenders under the UPC Broadband Holding Bank Facility and will have benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders.

UPC Holding Senior Notes. On April 30, 2009, UPC Holding issued €184.4 million ($264.3 million) aggregate principal amount of 9.75% senior notes due April 2018 (the 9.75% Senior Notes), together with cash payments of €4.6 million ($6.6 million) and €4.1 million ($5.9 million), respectively, in exchange for (1) €115.3 million ($165.2 million) aggregate principal amount of its existing 7.75% senior notes due 2014, and (2) €69.1 million ($99.0 million) aggregate principal amount of its existing 8.625% senior notes due 2014.

Concurrently with such exchange, UPC Holding also issued €65.6 million ($94.0 million) principal amount of additional 9.75% senior notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($78.5 million). On May 29, 2009, UPC Holding issued €150.0 million ($215.0 million) principal amount of additional 9.75% senior notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% senior notes due April 2018 (the 9.875% Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($191.6 million) and $369.7 million, respectively. The net proceeds from the issuance of the 9.75% and 9.875% Senior Notes, after deducting applicable commissions and fees, were used for general corporate purposes.

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

Telenet Credit Facility Refinancing Transactions. In June 2009, Telenet Bidco NV, an indirect wholly-owned subsidiary of Telenet, amended its existing senior credit facility agreement (the Telenet Credit Facility), whereby the undrawn €225.0 million ($322.4 million) term loan B2 facility (the Telenet Facility B2), which was available to be drawn up to June 30, 2009, was split into two separate facilities: (1) a €135.0 million ($193.5 million) term loan facility (the Telenet Facility B2A), which is available to be drawn up to and including June 30, 2010, and (2) a €90.0 million ($129.0 million) term loan facility (the Telenet Facility B2B), which was drawn in full on June 29, 2009. The applicable terms and conditions of the Telenet Facility B2A and the Telenet Facility B2B are the same as the Telenet Facility B2. After the completion of this transaction, the Telenet Credit Facility included Facilities A, B1, B2A, B2B and C, all of which are term loan facilities, and a revolving loan facility.

On August 25, 2009, pursuant to various additional facility accession agreements, new Telenet Facilities D, E1, E2 and F (collectively, the New Telenet Facilities) were executed under the Telenet Credit Facility. All of the New Telenet Facilities are euro-denominated term loan facilities. In connection with the completion of the New Telenet Facilities, certain of the lenders under the existing Facilities A, B1, B2A, B2B and C novated their commitments to Telenet Mobile NV, an indirect wholly-owned subsidiary of Telenet, and entered into the New Telenet Facilities. As a result, during the third quarter of 2009, total commitments of €452.8 million ($648.9 million), €238.5 million ($341.8 million), €90.0 million ($129.0 million), €90.0 million ($129.0 million) and €979.2 million ($1,403.3 million) under Telenet Facilities A, B1, B2A, B2B and C, respectively, were rolled into the New Telenet Facilities. Among other matters, the completion of the New Telenet Facilities resulted in the extension of the maturity dates of a significant portion of the debt outstanding under the Telenet Credit Facility.

Austar Bank Facility. On September 17, 2009, an indirect wholly-owned subsidiary of Austar amended its senior bank facility (the Austar Bank Facility) to extend the maturity date of a portion of its existing AUD 225.0 million ($202.0 million) term loan (Tranche A), which was fully drawn at that date. Under the terms of the amendment, lenders representing AUD 176.0 million ($158.0 million) of the AUD 225.0 million amount outstanding under Tranche A have agreed to a “forward start” structure, whereby a new Tranche A2 was created and will be available to be drawn, at Austar’s option, upon the final maturity of Tranche A in August 2011. The AUD 49.0 million ($44.0 million) of Tranche A that was not effectively extended continues to bear interest at AUD BBSY, plus a margin ranging from 0.90% to 1.70% and matures in August 2011. The new Tranche A2 matures in August 2014 and borrowings under Tranche A2, if drawn, will bear interest at AUD BBSY, plus a margin ranging from 2.80% to 4.00%, depending on Austar’s leverage ratio at the time of the drawdown. Tranche A2 provides for an annual commitment fee of 1.0% of the committed Tranche A2 amount until August 2011.

J:COM Debt. In March 2009, J:COM entered into (1) a ¥15.0 billion ($161.0 million) variable-rate term loan agreement, (2) a ¥10.0 billion ($107.4 million) variable-interest rate term loan agreement, (3) a ¥4.0 billion ($42.9 million) variable-interest rate term loan agreement and (4) a ¥1.0 billion ($10.7 million) fixed-interest rate term loan agreement (collectively, the 2009 J:COM Term Loans). All amounts under the 2009 J:COM Term Loans were fully drawn in March 2009 and proceeds were used to repay the outstanding debt on certain other J:COM revolving credit facilities. The interest rate on the new variable-interest rate loans are based on three-month TIBOR, plus a margin ranging from 0.43% to 0.65%. The new ¥1.0 billion fixed-interest loan bears interest at 1.85%. The 2009 J:COM Term Loans contain covenants similar to those of J:COM’s existing credit facilities.

In July 2009, J:COM issued ¥10.0 billion ($107.4 million) principal amount of new unsecured bonds (the J:COM Bonds). The proceeds from the J:COM Bonds were used for general corporate purposes. The J:COM Bonds mature on June 30, 2014 and bear interest at 1.51%.

UGC Convertible Notes. In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC 1 3/4% convertible senior notes due April 15, 2024, at an aggregate purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon.

For a further description of the terms of the above financings and certain other transactions affecting our consolidated debt in 2009, see note 10 to our consolidated financial statements included in Part II of this report.

Stock Repurchases

Pursuant to our various stock repurchase programs, we repurchased during 2009 a total of 8,156,567 shares of LGI Series A common stock at a weighted average price of $18.36 per share and 15,547,602 shares of LGI Series C common stock at a weighted average price of $16.53 per share, for an aggregate cash purchase price of $406.8 million, including direct acquisition costs. At December 31, 2009, we were authorized under our current stock repurchase program to acquire an additional $188.5 million of LGI Series A and Series C common stock through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Subsequent to December 31, 2009, our board of directors increased the amount authorized under our current repurchase program by $350.0 million. As of February 19, 2010, the remaining amount authorized under this program was $538.5 million.

* * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 6A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditure priorities, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 6A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Financial Information About Operating Segments

Financial information about our reportable segments appears in note 20 to our consolidated financial statements included in Part II of this report.

Narrative Description of Business

Overview

Broadband Distribution

We offer a variety of broadband services over our cable television systems, including video, broadband internet and telephony. Available service offerings depend on the bandwidth capacity of our systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through DTH or through MMDS. Our analog video service offerings include basic programming and in some markets expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and, in most markets, incremental product and service offerings such as enhanced pay-per-view programming, including video-on-demand (VoD) and near-video-on-demand (NVoD), digital video recorders (DVR) and high definition (HD) television services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in most of our European markets with download speeds ranging up to 120 Mbps. At December 31, 2009, we also offered ultra high speed services in Japan with download speeds ranging up to 160 Mbps. We expect to continue to expand the availability of ultra high-speed internet services throughout our broadband communications markets.

We offer voice-over-internet-protocol, or VoIP, telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary, Japan and the Netherlands, we also provide circuit-switched telephony services. In select markets, including Australia and Belgium, we also offer mobile telephony services using third-party networks.

We operate our broadband distribution businesses in Europe through the UPC Broadband Division of Liberty Global Europe Holding BV (Liberty Global Europe), the parent company of UPC Holding, and through Liberty Global Europe’s indirect subsidiary, Telenet; in the Americas through VTR and Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico); and in Japan through February 17, 2010, principally through J:COM, a subsidiary of our then indirect majority-owned subsidiary Super Media; and our satellite distribution business in Australia through Austar. Each of Liberty Global Europe, UPC Holding, Telenet, VTR, Liberty Puerto Rico and Austar is a consolidated subsidiary. Through February 17, 2010, J:COM and Super Media were also consolidated subsidiaries. See “Recent Developments — Dispositions” above on the sale of the subsidiaries that held our interests in J:COM and Super Media. Except as otherwise noted, we refer to Liberty Puerto Rico and the countries of South America collectively as the Americas.

The following table presents certain operating data, as of December 31, 2009, with respect to the broadband communications, DTH and MMDS systems of our subsidiaries in Europe, Japan, the Americas and Australia. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data

December 31, 2009

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video					Internet		Telephony
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Homes Serviceable (9)	Subscribers (10)	Homes Serviceable (11)	Subscribers (12)
UPC Broadband Division:
The Netherlands (13)	2,765,400	2,608,900	1,957,900	3,320,100	1,203,900	751,400	—	—	1,955,300	2,647,300	741,700	2,618,600	623,100
Switzerland (13)	1,981,600	1,645,200	1,584,300	2,337,300	1,167,100	379,200	—	—	1,546,300	2,003,200	487,400	2,000,300	303,600
Austria	1,160,500	1,160,500	721,900	1,258,600	308,300	233,000	—	—	541,300	1,160,500	430,000	1,160,500	287,300
Ireland	877,400	593,000	536,100	713,300	153,600	276,900	—	74,300	504,800	593,000	148,100	499,200	60,400

Total Western Europe	6,784,900	6,007,600	4,800,200	7,629,300	2,832,900	1,640,500	—	74,300	4,547,700	6,404,000	1,807,200	6,278,600	1,274,400

Hungary	1,234,600	1,216,600	898,500	1,380,900	448,500	157,400	186,000	—	791,900	1,216,600	336,300	1,219,000	252,700
Romania	2,070,300	1,742,000	1,249,600	1,667,700	837,600	231,000	181,000	—	1,249,600	1,616,600	267,400	1,554,800	150,700
Poland	2,025,200	1,875,900	1,090,500	1,661,100	787,200	229,400	—	—	1,016,600	1,875,900	460,600	1,875,100	183,900
Czech Republic	1,317,900	1,208,100	778,900	1,164,100	152,100	379,700	104,100	—	635,900	1,208,100	362,000	1,204,000	166,200
Slovakia	491,200	436,500	284,500	365,900	178,500	61,300	32,500	3,900	276,200	398,400	62,500	398,400	27,200

Total Central and Eastern Europe	7,139,200	6,479,100	4,302,000	6,239,700	2,403,900	1,058,800	503,600	3,900	3,970,200	6,315,600	1,488,800	6,251,300	780,700

Total UPC Broadband Division	13,924,100	12,486,700	9,102,200	13,869,000	5,236,800	2,699,300	503,600	78,200	8,517,900	12,719,600	3,296,000	12,529,900	2,055,100

Telenet (Belgium)	2,793,800	2,793,800	2,342,400	4,199,300	1,341,600	1,000,900	—	—	2,342,500	2,793,800	1,115,900	2,793,800	740,900

J:COM (Japan)	12,593,800	12,593,800	3,274,800	5,946,600	250,200	2,348,400	—	—	2,598,600	12,593,800	1,584,900	12,133,800	1,763,100

The Americas:
VTR (Chile)	2,610,900	1,953,200	1,054,300	2,177,600	370,400	531,800	—	—	902,200	1,953,200	653,300	1,941,700	622,100
Puerto Rico	348,300	348,300	126,500	213,700	—	87,500	—	—	87,500	348,300	77,300	348,300	48,900

Total The Americas	2,959,200	2,301,500	1,180,800	2,391,300	370,400	619,300	—	—	989,700	2,301,500	730,600	2,290,000	671,000

Austar (Australia)	2,511,700	—	741,800	741,800	—	—	741,600	—	741,600	30,400	200	—	—

Grand Total	34,782,600	30,175,800	16,642,000	27,148,000	7,199,000	6,667,900	1,245,200	78,200	15,190,300	30,439,100	6,727,600	29,747,500	5,230,100

(1)	Homes Passed are homes or residential multiple dwelling units that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve as Homes Passed. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used by Cablecom Holdings GmbH (Cablecom) in Switzerland (see note 13) or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Cablecom’s partner networks or the unbundled loop and shared access network used by Austria GmbH.

(2)	Two-way Homes Passed are Homes Passed by those sections of our networks that are technologically capable of providing two-way services, including video and internet services and, in some cases, telephony services. Due to the fact that we do not own the partner networks used by Cablecom in Switzerland or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Cablecom’s partner networks or the unbundled loop and shared access network used by Austria GmbH.

(3)	Customer Relationships are the number of customers who receive at least one of our video, internet or voice services that we count as Revenue Generating Units (RGUs), without regard to which, or to how many, services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. Customer Relationships generally are counted on a unique premise basis. Accordingly, if an individual receives our services in two premises (e.g. primary home and vacation home), that individual will count as two Customer Relationships. We exclude mobile customers from Customer Relationships.

(4)	A RGU is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. RGUs generally are counted on a unique premise basis such that a given premise does not count as more than one RGU for any given service. On the other hand, if an individual receives our service in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a permanent basis (e.g. VIP subscribers, free service to employees) are not counted as RGUs.

(5)	Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. In Europe, we have approximately 449,800 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels.

(6)	Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. Individuals who receive digital cable service through a purchased digital set-top box but do not pay a monthly digital service fee are only counted as Digital Cable Subscribers to the extent we can verify that such individuals are subscribing to our analog cable service. We include 46,200 of these subscribers in the Digital Cable Subscribers reported for Cablecom. Subscribers to digital cable services provided by Cablecom over partner networks receive analog cable services from the partner networks as opposed to Cablecom.

(7)	DTH Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via a geosynchronous satellite.

(8)	MMDS Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming via MMDS.

(9)	Internet Homes Serviceable are Two-way Homes Passed that can be connected to our network, or a partner network with which we have a service agreement, for the provision of broadband internet services if requested by the customer or building owner. With respect to Austria GmbH, we do not report as Internet Homes Serviceable those homes served either over an unbundled loop or over a shared access network.

(10)	Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers in Austria include 81,200 residential digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections.

(11)	Telephony Homes Serviceable are Two-way Homes Passed that can be connected to our network, or a partner network with which we have a service agreement, for the provision of telephony services if requested by the customer or building owner. With respect to Austria GmbH, we do not report as Telephony Homes Serviceable those homes served over an unbundled loop rather than our network.

(12)	Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. Our Telephony Subscribers in Austria include 51,100 residential subscribers of Austria GmbH that are not serviced over our networks.

(13)	Pursuant to service agreements, Cablecom and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by the applicable service agreements. Internet and Telephony Homes Serviceable with respect to partner networks have been estimated by Cablecom. These estimates may change in future periods as more accurate information becomes available. At December 31, 2009, Cablecom’s partner networks account for 88,800 Customer Relationships, 128,700 RGUs, 50,700 Digital Cable Subscribers, 358,000 Internet Homes Serviceable, 355,000 Telephony Homes Serviceable, 48,000 Internet Subscribers, and 30,000 Telephony Subscribers. In addition, partner networks account for 467,700 digital cable homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2009 subscriber table.

Additional General Notes to Table:

With respect to Chile, Japan and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, broadband internet or telephony services are counted on an EBU basis. With respect to commercial establishments, such as bars, hotels and hospitals, to which we provide video and other services primarily for the patrons of such establishments, the subscriber count is generally calculated on an EBU basis by our subsidiaries (with the exception of Telenet, which counts commercial establishments on a per connection basis). EBU is generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. Telenet leases a portion of its network under a long-term capital lease arrangement. This table includes operating statistics for Telenet’s owned and leased networks. On a business-to-business basis, certain of our subsidiaries provide data, telephony and other services to businesses, primarily in the Netherlands, Switzerland, Austria, Ireland, Hungary, Belgium and Romania. We generally do not count customers of these services as subscribers, customers or RGUs.

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

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks. Premium services generally do not sell advertising and primarily generate their revenue from per-subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or third-party contractors. We operate our programming businesses in Europe principally through our subsidiary Chellomedia; in the Americas principally through our subsidiary Pramer S.C.A.; and in Japan through February 17, 2010, principally through our then subsidiary J:COM. We also own joint venture interests in MGM Networks Latin America, LLC, a programming business that serves the Americas, and in XYZ Networks Pty Ltd. (XYZ Networks), a programming business in Australia. Through Chellomedia, we own joint venture interests in the following programming businesses: The History Channel BV, a joint venture with A&E Television Networks, serving Spain and Portugal; Dreamia Holding BV, a joint venture with Zon Multimédia, serving Portugal; CBS Chellozone UK Channels Partnership, a joint venture with CBS Studios International, serving the United Kingdom, and Lightdragon Limited, a joint venture with Scripps Network International Inc., serving Europe, the Middle East and Africa.

Operations

Europe — Liberty Global Europe

Our European operations are conducted through our wholly-owned subsidiary, Liberty Global Europe, which provides video, voice and broadband internet services in 10 countries in Europe. Liberty Global Europe’s operations are currently organized into the UPC Broadband Division, Telenet and the Chellomedia Division. Through the UPC Broadband Division and Telenet, Liberty Global Europe provides video, broadband internet, and fixed line and mobile telephony services. In terms of video subscribers, Liberty Global Europe operates the largest cable network in each of Austria, Belgium, Czech Republic, Hungary, Ireland, Poland, Slovakia and Switzerland and the second largest cable network in the Netherlands and in Romania. For information concerning the Chellomedia Division, see “Chellomedia” below.

Provided below is country-specific information with respect to the broadband communications services of our UPC Broadband Division and Telenet.

The Netherlands

The UPC Broadband Division’s operations in the Netherlands, which we refer to as UPC Netherlands, are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Its cable networks are 94% upgraded to two-way capability, and almost all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Netherlands makes its digital video, broadband internet and fixed line telephony services available to 98%, 94% and 94%, respectively, of its homes passed.

For its analog cable customers, UPC Netherlands offers a basic service of approximately 30 video channels and approximately 40 radio channels, depending on a customer’s location. For its digital cable customers, UPC Netherlands offers two digital cable packages in either a standard definition (SD) version or an HD version, plus a third package to a limited number of subscribers who do not have two-way capability. Its entry level digital service includes 50 video channels and 70 radio channels (including the channels in its basic analog service). For an additional monthly charge, a digital subscriber may upgrade to an extended digital tier subscription. The extended digital tier includes all the channels of the entry level digital service, plus an extra channel package of approximately 40 general entertainment, sports, movies, documentary, music and ethnic channels. Both digital cable packages include an electronic program guide, interactive services and the functionality for VoD service, including catch-up television. The VoD service includes transaction-based VoD and in the extended digital tier for no additional charge, a subscription-based VoD service. The subscription-based VoD service includes various programming, such as music, kids, documentaries, sports or series (e.g. Desperate Housewives and Sex and the City). Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Eredivisie Live, alone or in combination, for additional monthly charges. The premium channels are available through 18 different packages, with a total of 40 premium channels. Its third digital service has 80 video channels and 70 radio channels. In all digital packages, a customer also has the option for an incremental monthly charge to upgrade the digital box to one with DVR functionality or with HD DVR functionality. UPC Netherlands currently offers up to 12 HD channels, depending on the digital service selected.

UPC Netherlands offers six tiers of broadband internet service with download speeds ranging from 5 Mbps to an ultra high-speed internet service with download speeds of up to 120 Mbps based on Euro DOCSIS 3.0 technology. UPC Netherlands, which was one of the first companies in Europe to offer this ultra high-speed internet service, commenced the deployment of this service in September 2008. As of June 30, 2009, this service became available to substantially all of UPC Netherlands’ two-way homes passed. Multi-feature telephony services are also available from UPC Netherlands through either circuit-switched telephony or VoIP. Of UPC Netherlands’ total customers, 9.0% subscribe to two services (double-play customers) and 30.3% subscribe to three services (triple-play customers) offered by UPC Netherlands (video, broadband internet and telephony).

In addition, UPC Netherlands offers a range of voice, broadband internet, private data networks and customized network services to small office at home (SOHO) customers and business customers primarily in its core metropolitan networks.

Switzerland

The UPC Broadband Division’s operations in Switzerland and a small portion of Austria, including the city of Vorarlberg, are operated by Cablecom and are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva. Cablecom’s cable networks are 83% upgraded to two-way capability and 83% of its cable homes passed are served by a network with a bandwidth of at least 650 MHz. Cablecom makes its digital video, broadband internet and fixed line telephony services available to 87%, 83% and 83%, respectively, of its homes passed.

For its analog cable customers, Cablecom offers a basic service of 36 video channels and 45 radio channels. The basic service is available in any one of three languages (French, German or Italian). For 66% of its analog cable subscribers, Cablecom maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises.

For its digital cable customers, Cablecom offers a digital cable package of 115 video channels and 100 radio channels (including the channels in its basic analog service) and a range of additional pay television programming in a variety of foreign language program packages and premium channel packages. A channel package includes general entertainment, sports, movies, adult and ethnic channels. Cablecom’s 90 premium channels are available either in packages or for individual subscriptions. The digital cable packages include an electronic programming guide, the functionality for transaction-based VoD service (depending on location) and, since October 2009, catch-up television. Cablecom offers digital boxes with HD DVR functionality to its customers for an incremental monthly charge. It currently offers eight HD channels.

Cablecom offers eight tiers of broadband internet service with download speeds ranging from 250 Kbps to an ultra high-speed internet service of up to 100 Mbps, based on U.S. DOCSIS 3.0 technology. Cablecom launched its ultra high-speed internet service in September 2009 in Zurich and it is available to 30% of its two-way homes passed. Multi-feature telephony services are also available from Cablecom using VoIP. Cablecom offers a pre-paid and post-paid mobile service to all customers in Switzerland. Of Cablecom’s total customers (excluding mobile customers), 16.8% are double-play customers and 15.4% are triple-play customers.

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

In addition, Cablecom offers a range of voice and broadband internet services to the Swiss business market throughout Switzerland.

Other Western Europe

The UPC Broadband Division also operates cable and DSL networks in Austria (excluding the Austrian portion of Cablecom’s network) (UPC Austria) and cable networks in Ireland (UPC Ireland). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. UPC Austria’s DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology. UPC Austria’s entire cable network is upgraded to two-way capability and approximately 90% of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Ireland’s cable network is 68% upgraded to two-way capability, and 61% of its cable homes passed are served by a network with a bandwidth of at least 550 MHz. For an incremental monthly charge, both operations offer their digital customers a digital box with DVR functionality and/or HD functionality. The number of HD channels offered are up to seven in Austria and 11 in Ireland. Also, a complete range of telecommunication services are offered to business customers by each of UPC Austria and UPC Ireland.

•

Austria. The cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck and Klagenfurt, and two smaller cities. Four of these cities (Vienna, Klagenfurt, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. For its analog cable subscribers, UPC Austria offers a package of 38 video channels, mostly in the German language, plus 35 radio channels. For its digital cable customers, UPC Austria offers two digital cable packages with up to 97 video channels and 74 radio channels (including a limited number of HD channels and the channels in its analog package), depending on the package selected, as well as an electronic program guide, interactive services and the functionality for VoD service. UPC Austria provides its entry level digital service at no incremental charge over the standard analog rate. Digital cable customers may also subscribe to one or more of eight premium channel packages for an additional monthly charge. These packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, international channels and HD channels.

UPC Austria offers four tiers of broadband internet service over cable with download speeds ranging from eight Mbps to an ultra high-speed internet service of 100 Mbps, and a student package. UPC Austria launched its ultra high-speed internet service based on Euro DOCSIS 3.0 technology on its Vienna network in June 2009. This service is available to 76% of UPC Austria’s two-way homes passed. Over DSL technology, UPC Austria offers two tiers of unbundled DSL broadband internet, plus additional tiers via wholesale offerings. It also offers a double-play package of broadband internet and telephony over DSL. Multi-feature telephony services are also available from UPC Austria. In addition, UPC Austria offers a bundle of fixed line and mobile telephony in a co-branding arrangement with a telephony operator. UPC Austria offers its telephony services through VoIP, which is available to all customers (DSL and cable). It also continues to offer telephony services through circuit-switched telephony. UPC Austria makes its digital video available to almost all of its homes passed and broadband internet and fixed line telephony services available to all of its homes passed. Of UPC Austria’s total customers (excluding mobile customers), 24.7% are double-play customers and 24.8% are triple-play customers.

•

Ireland. UPC Ireland’s operations are located in five regional clusters, including the cities of Dublin and Cork. For its analog cable customers, UPC Ireland offers an analog cable package with 18 video channels and 17 radio channels. An analog package of 10 video channels is also offered to its MMDS subscribers. For its digital cable customers, UPC Ireland offers three digital cable packages (all of which include the channels in its analog package). Its entry level digital package consists of 52 video channels and 39 radio channels. Similar digital packages are also offered to its MMDS subscribers. To encourage analog subscribers to switch to a digital subscription, the entry level digital package is priced lower than the analog service. For an incremental monthly charge, the digital subscriber may receive a digital box with DVR functionality. Also, for an incremental monthly charge, the digital cable subscriber may upgrade to one of two other digital packages, which offer up to either 83 or 105 video channels, respectively, and 39 radio channels. Each of these packages include two premium channels (both ESPN sports channels) for no additional charge. The program offerings for each type of service include general entertainment, kids, sports, documentaries and special interests channels. In addition, digital customers can receive event channels such as seasonal sport and real life stories. To complement its digital offering, UPC Ireland also offers its digital subscribers 23 premium channels, such as sports, ethnic and kids, and a pay-per-view service.

UPC Ireland offers five tiers of broadband internet service with download speeds ranging from one Mbps to 30 Mbps. UPC Ireland launched a higher speed internet service based on Euro DOCSIS 2.0 technology in January 2010 and plans to launch an ultra high-speed internet service based on Euro DOCSIS 3.0 technology in the second half of 2010. Multi-feature telephony services are also available from UPC Ireland through VoIP. UPC Ireland makes its digital video, broadband internet and fixed line telephony services available to 95%, 68% and 57%, respectively, of its homes passed. Of UPC Ireland’s total customers, 14.1% are double-play customers and 9.5% are triple-play customers.

Central and Eastern Europe

The UPC Broadband Division also operates cable networks in the Czech Republic (UPC Czech), Hungary (UPC Hungary), Poland (UPC Poland) and Romania (UPC Romania), and cable and MMDS networks in Slovakia (UPC Slovakia). In each of these operations, at least 84% of the cable networks are upgraded to two-way capability. Of the cable homes passed, at least 66% in Hungary and over 82% in the other Central and Eastern Europe operations are served by a network with a bandwidth of at least 750 MHz. In each of these cable operations, for an incremental monthly charge, digital cable customers may upgrade the digital box to one with DVR functionality and/or HD functionality. The number of HD channels offered range from five in Hungary to nine in the Czech Republic. VoD service is available to our subscribers in Budapest, Hungary and Warsaw, Poland. We will be expanding access to this service in 2010. The UPC Broadband Division also has DTH operations in certain of these countries, which it provides primarily through UPC Direct Programming II, BV (UPC Direct), a subsidiary of Liberty Global Europe.

•

Czech Republic. UPC Czech’s operations are located in approximately 136 cities and towns in the Czech Republic, including Prague, Brno, Ostrava, Plzen and Northern Bohemia. For its analog cable customers, UPC Czech offers two tiers of analog programming services (lifeline and basic) with up to 41 video channels, depending on the package selected, 25 radio channels and two premium channels. Of UPC Czech’s analog cable subscribers, 68% subscribe to the lower priced lifeline package of analog service. For its digital cable subscribers, UPC Czech offers three packages of digital programming services (lifeline, basic and supreme) with up to 95 video channels and 28 radio channels (including the channels in its analog service), depending on the package selected. Ten premium video channels are also available. UPC Czech offers four tiers of broadband internet service with download speeds ranging from 10 Mbps to an ultra high-speed internet service of 100 Mbps based on Euro DOCSIS 3.0 technology. UPC Czech began offering its ultra high-speed internet service on September 1, 2009, and it is available to 67% of its two-way homes passed. UPC Czech also offers VoIP multi-featured telephony services. UPC Czech makes its digital video, broadband internet and fixed line telephony services available to over 90% of its homes passed. Of UPC Czech’s total customers, 27.1% are double-play customers and 11.1% are triple-play customers. UPC Czech also offers voice and data services to SOHO and business customers.

•

Hungary. UPC Hungary’s operations are located in 22 major Hungarian towns and cities, including Budapest, Debrecen, Miskolc, Pécs and Székesfehérvár. For its analog cable customers, UPC Hungary offers up to four tiers of analog programming services, including a lifeline tier, with five to 46 video channels and three to 17 radio channels, depending on the tier selected and technical capability of the network. Less than 1% of UPC Hungary’s analog cable subscribers receive the lifeline tier. For its digital cable customers, UPC Hungary offers up to five tiers of digital programming services with up to 117 video channels (including the channels in its analog service) and 50 radio channels, depending on the package selected, location and if the package has HD channels. For an incremental monthly charge, the digital cable subscriber may also subscribe to any of five premium packages (two movie packages, two foreign language packages and an adult package). UPC Hungary offers eight tiers of broadband internet service with download speeds ranging from one Mbps to an ultra high-speed internet service of up to 120 Mbps. UPC Hungary launched its ultra high-speed internet service based on Euro DOCSIS 3.0 technology in Budapest and other cities in July 2009. The ultra high-speed internet service is available to 91% of its two-way homes passed. It also had 31,973 ADSL subscribers at December 31, 2009, on its twisted copper pair network located in the southeast part of Pest County. Multi-feature telephony services are also available from UPC Hungary. It offers its telephony services through circuit-switched telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network. UPC Hungary makes its digital video service, broadband internet and fixed line telephony services available to almost all of its homes passed. Of UPC Hungary’s total customers, 24.8% are double-play customers and 14.5% are triple-play customers. UPC Hungary offers voice and data services to business customers located in its service areas, primarily SOHO customers and small to medium size business customers.

•

Poland. UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including Warsaw and Katowice. For its analog cable subscribers, UPC Poland offers three tiers of analog service. Its lowest tier, the lifeline package, includes six to 10 channels and the intermediate package includes 14 to 31 channels. Almost 37% of UPC Poland’s analog cable subscribers receive the lifeline package. For the highest tier (basic), the full package includes the channels in the lifeline package, plus up to 51 additional channels with such themes as sports, children, science/educational, news, film and music. For an additional monthly charge, UPC Poland offers up to five premium channels, including HBO Poland and Canal+ Multiplex packages. UPC Poland also offers two packages of digital programming services (with each package including the channels in its analog service). Its basic digital package includes 84 channels and its extended tier package has over 100 channels. Up to 18 digital premium channels are also available. UPC Poland offers nine tiers of broadband internet service in portions of its network with download speeds ranging from one Mbps to its ultra high-speed internet service of up to 120 Mbps launched in September 2009 based on Euro DOCSIS 3.0 technology. The ultra high-speed internet service is available to 30% of its two-way homes passed. UPC Poland also offers VoIP multi-feature telephony services. UPC Poland makes its digital video, broadband internet and fixed line telephony services available to 88%, 93% and 93%, respectively, of its homes passed. Of UPC Poland’s total customers, 23.8% are double-play customers and 14.2% are triple-play customers. In addition, UPC Poland offers SOHO customers video, voice and data services.

•

Romania. UPC Romania’s operations are located primarily in two regional clusters, which include 10 of the 12 largest cities (with more than 200,000 inhabitants) in Romania, including Bucharest, Timisoara, Cluj and Constanta. For its analog cable customers, UPC Romania offers a lifeline package of 14 channels and a basic package of approximately 44 channels (depending on location), which include Romanian terrestrial broadcast channels, European satellite programming and other programming. In the main cities, it also offers three premium channels (HBO Romania, Motors and Adult). Approximately 0.2% of UPC Romania’s analog customers receive the lifeline package. UPC Romania also offers three packages of digital cable service to customers in 23 cities with up to 155 channels (including the channels in its analog service), depending on the package selected, and three packages of digital premium services with a total of 18 channels. UPC Romania offers three tiers of broadband internet service, with download speeds ranging from two Mbps to 24 Mbps, and VoIP telephony services. UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to bundled services. UPC Romania plans to launch an ultra high-speed internet service in the spring of 2010. UPC Romania makes its digital video, broadband internet and fixed line telephony services available to 76%, 78% and 75%, respectively, of its homes passed. Of UPC Romania’s total customers, 14.3% are double-play customers and 9.6% are triple-play customers. In addition, UPC Romania offers a wide range of land line telephony, data transfer, internet access and hosting services to business and SOHO customers.

•

Slovakia. UPC Slovakia offers analog cable service in seven regions in Slovakia, including the five largest cities of Bratislava, Košice, Prešov, Banská Bystrica and Žilina. UPC Slovakia offers its analog cable subscribers two tiers of analog service and its MMDS subscribers a basic tier of service. Its lower tier, the lifeline package, includes four to eight channels. Of UPC Slovakia’s analog cable subscribers, approximately 30% subscribe to the lifeline analog service. UPC Slovakia’s most popular tier, the basic package, includes 21 to 51 channels that generally offer all Slovakian terrestrial, cable and local channels, selected European satellite programming and other programming. Its MMDS service has 12 channels. For an additional monthly charge, UPC Slovakia offers an HBO premium service. For its digital cable subscribers, UPC Slovakia offers two packages of digital programming service with up to 66 channels (including the channels in its analog service), depending on the package selected, with the higher tier including some popular premium channels without an additional charge. In addition, six channel packages with up to 15 premium channels are available. UPC Slovakia offers five tiers of broadband internet service with download speeds ranging from two Mbps to an ultra high-speed internet service of up to 120 Mbps launched in September 2009. Its ultra high-speed internet service is available to 61% of its two-way homes passed. UPC Slovakia also offers VoIP multi-featured telephony services. UPC Slovakia makes its digital video, broadband internet and fixed line telephony services available to 74%, 81% and 81%, respectively, of its homes passed. Of UPC Slovakia’s total customers, 10.8% are double-play customers and 8.9% are triple-play customers. In addition, UPC Slovakia offers internet, data and telephony services to SOHO customers in its service areas.

•

UPC Direct. UPC Direct provides DTH services to customers in Czech Republic, Hungary and Slovakia. The UPC Direct platform has 50 basic channels, plus extended tier and premium channel options, as well as over 150 free-to-air (FTA) channels. Depending on the broadcast rights for a subscriber’s location, a subscriber may receive up to 37 or 40 channels for basic service and, for an additional monthly charge, a subscriber may upgrade to an extended basic tier package, plus various premium package options for specialty channels. UPC Direct has entered into an agreement with Telenor Satellite Broadcasting for the lease of transponder space on the Thor 5 and Thor 6 satellites. The agreement will expire in 2018. The transfer to the new satellites will enable UPC Direct to offer HD services and additional SD services by the summer of 2010 following the repositioning of its customers’ satellite dishes. UPC Direct provides DTH services to 16.4% of our total video subscribers in Czech Republic, 23.5% of our total video subscribers in Hungary and 11.8% of our total video subscribers in Slovakia. Through another subsidiary, the UPC Broadband Division also provides DTH services to 14.5% of our total video subscribers in Romania. Subscribers in Romania receive 45 channels in the basic service and may upgrade for additional specialty channels or premium packages. The channel offerings through both of these DTH services include local, regional and pan-European digital television and radio channels.

Telenet (Belgium)

Liberty Global Europe’s operations in Belgium are operated by Telenet. We indirectly own 50.5% of Telenet’s outstanding ordinary shares, which are held by an indirect subsidiary of Chellomedia. Telenet offers video, broadband internet and fixed and mobile telephony services in Belgium, primarily to residential customers in the Flanders region and the city of Brussels. Telenet makes all of these services, a quadruple-play, available to all of the homes passed by its cable network. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement), with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet makes its services available to all of the homes passed by the cable network owned by the PICs. Its cable networks and the PICs network are all upgraded to two-way capability and 97% of its cable homes passed are served by a network with a bandwidth of at least 550 MHz.

For its analog cable customers, Telenet offers a basic package of 26 video channels and 25 radio channels. For its digital cable subscribers, Telenet offers a basic package of digital programming service with 64 video channels and 33 radio channels (including channels from the basic analog package) and up to 10 packages of additional pay television programming based on interests. These packages include general entertainment, documentary, foreign language, kids, music, sports, adult and movies. The digital cable package includes an electronic programming guide, interactive services and the functionality for VoD service. Also, a customer has the option to upgrade the digital box to one with DVR functionality for an incremental monthly charge. Telenet also offers HD boxes and at least 14 HD channels, depending on the package selected and the region.

Telenet offers four tiers of broadband internet service with download speeds ranging from one Mbps to 25 Mbps. Telenet plans to launch ultra high-speed internet services based on Euro DOCSIS 3.0 technology in the first quarter of 2010. Telenet offers digital telephony services through VoIP and circuit-switched telephony, as well as value-added services. In addition, Telenet offers, individually and as a bundle, fixed line telephony services over its network and mobile telephony services as a mobile virtual network operator reselling leased network capacity. Of Telenet’s total customers (excluding mobile customers), 23.7% are double-play customers and 27.8% are triple-play customers.

Telenet also offers a range of voice and broadband internet services to business customers throughout Belgium and Luxembourg under the brand “Telenet Solutions”.

Telenet has the direct customer relationship with the analog and digital video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease for a period of 38 years, for which it is required to pay recurring fees in addition to the fees paid under certain pre-existing agreements with the PICs. The PICs remain the legal owners of the PICs network. All capital expenditures associated with the PICs network will be initiated by Telenet, but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule. The PICs Agreement has the form of an emphyotic lease agreement, which under Belgian law is the legal form that is closest to ownership of a real estate asset without actually having the full legal ownership. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of the lessee). For additional information on the provisions of the PICs Agreement, see note 4 to our consolidated financial statements included in Part II of this report.

Chellomedia

Liberty Global Europe’s Chellomedia Division provides interactive digital products and services, produces and markets 35 thematic channels, operates a digital media center and manages our investments in various businesses in Europe. Below is a description of the business unit operations of our Chellomedia Division:

•	Chello Programming.

Chello Zone. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels in 121 countries in 23 languages, either directly or through joint ventures with unrelated third parties, such as CBS Studios International and Scripps Networks Interactive Inc. These channels target the following genres: extreme sports and lifestyles (the Extreme Sports Channel), horror films (Zone Horror), real life stories (Zone Reality and CBS Reality), women’s information and entertainment and drama (Zone Club, Zone Romantica and CBS Drama), action (CBS Action), science fiction and fantasy (Zone Fantasy), cooking (Food Network) and children’s pre-school (Jim Jam). Chellomedia also provides international drama series to China Central Television for transmission in China. In addition, Chellomedia has a channel representation business, which represents both wholly-owned and third-party channels across Europe.

Chello Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in the Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football oriented. These exclusive pay television rights expire at various dates in 2012 and 2013. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014. It also distributes Weer & Verkeer (Weather & Traffic Channel) to cable networks and satellite operators.

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

Chello Central Europe. Chellomedia has a controlling 80% interest in a joint venture with an unrelated third party that owns the children’s channel Minimax and manages the sports channels Sport1 and Sport2. The programming on the sport channels varies by country, but is predominately football oriented. Chellomedia also owns the thematic channels Filmmuzeum (a Hungarian library film channel), TV Paprika (a cooking channel), Deko (a home and lifestyle channel), Spektrum (a documentary channel), Zone Club CCE (women’s information and entertainment), Zone Europa CCE (art house basic movies), Zone Romantica CCE (entertainment) and Sport M. Sport1 and Minimax are distributed to the UPC Broadband Division and other broadband operators in principally Hungary, Czech Republic, Slovakia and Romania. Minimax is also distributed in Serbia and other Eastern

European countries. Filmmuzeum and Sport M are distributed to the UPC Broadband Division and other broadband operators in Hungary. TV Paprika, Sport2, Deko and Spektrum are distributed to the UPC Broadband Division and other broadband operators in Hungary, Czech Republic and Slovakia. TV Paprika is also distributed in Romania and Moldova. Zone Club CCE, Zone Europa CCE and Zone Romantica CCE are distributed in Hungary and Poland in addition to the distributions of such channels in other countries by our Chello Zone business unit. Chellomedia also operates At Media, an advertising sales representation business in Poland, the Czech Republic and Hungary, and Mojo Productions, a full service production facility for local and international channels in the region.

Chello Multicanal. Through its subsidiaries IPS C.V. and Multicanal S.L. (collectively, IPS), Chellomedia owns and manages a suite of 11 thematic channels carried on a number of major pay television platforms in Spain, Portugal and Portuguese speaking countries in Africa. IPS has five wholly-owned thematic channels (Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa), two joint venture channels with A&E Television Networks (Canal de Historia and The Biography Channel), and four joint venture channels for Portuguese speaking territories with Servicos de Telecomunicacóes e Multimédia SGPS SA doing business as Zon Multimédia (Canal Hollywood, Panda, Panda Biggs and Mov).

•

Chello On Demand (Transactional Television). Chello On Demand aggregates and delivers entertainment content into VoD offers (transactional and subscription based) primarily for the UPC Broadband Division. This service offers movies, international comedy and drama, documentaries, children’s entertainment and local content on the subscriber’s request. Chello On Demand offers VoD services in Austria, Hungary, the Netherlands, Norway, Poland and Switzerland.

•

Investments. Chellomedia is an investor in various ventures for the development of country-specific Pan European programming, including The MGM Channel Central Europe, Jetix Poland, Weer & Verkeer (Weather & Traffic Channel), City Channel and Shorts International. Chellomedia also owns a 25% interest in Canal+ Cyfrowy Sp zoo, a DTH platform in Poland, a 15% interest (11.7% on a fully diluted basis) in O3B Networks Limited, a development stage company that plans to operate a satellite-based data backhaul business across the developing world (predominately Africa), as well as a less than 10% non-controlling interest in each of Casa Systems Inc., Pontis Inc. and Widevine Technologies Inc., entities developing technology relevant to our operations. Chellomedia is also the subsidiary through which Liberty Global Europe owns its interest in Telenet.

Asia/Pacific

Our operations in Australia are conducted primarily through Austar in which we own a 55.0% indirect majority ownership interest. Through February 17, 2010, we also had operations in Japan, conducted primarily through Super Media and its then subsidiary J:COM.

Australia

Austar is Australia’s leading pay television service provider to regional and rural Australia and the capital cities of Hobart and Darwin. Austar’s pay television services are provided through DTH satellite. FOXTEL Management Pty Ltd. (Foxtel), the other main provider of pay television services in Australia, has leased space on the Optus C1 and D3 satellites. Austar and Foxtel have entered into an agreement pursuant to which Austar is able to use a portion of Foxtel’s leased satellite space to provide its DTH services. This agreement will expire in 2017. Foxtel manages the satellite platform on Austar’s behalf as part of such agreement.

Austar’s DTH service is available to 2.5 million households, which is approximately one-third of Australian homes. Austar’s territory covers all of Tasmania and the Northern Territory and the regional areas outside of the capital cities in South Australia, Victoria, New South Wales and Queensland. Austar does not provide DTH service to Western Australia. Foxtel’s service area is concentrated in metropolitan areas and covers the balance of the other two-thirds of Australian homes. Foxtel and Austar do not compete with each other, except in the Gold Coast area in Queensland.

For the base level service, a DTH subscriber receives 52 channels, including nine time shifted channels. Austar’s DTH service also offers over 100 premium channels, as well as NVoD, interactive services and DVR functionality. Austar’s channel offerings include movies, sports, lifestyle programs, children’s programs, documentaries, drama and news. The NVoD service is comprised of 26 channels, dedicated to recently released movies. The interactive services include Sports Active, Weather Active and SKY News Active, three game services and 30 digital radio channels. In November 2009, Austar launched its HD television service. For an incremental monthly charge, subscribers may upgrade to Austar’s HD service and receive one or more of 13 HD channels, depending on the package selected, in addition to Austar’s other channel offerings and FTA television channels. In addition to residential subscribers, Austar also provides its television services to commercial premises, including hotels, retailers and licensed venues.

Austar owns a 50% interest in XYZ Networks. XYZ Networks has an ownership interest in or distributes the following channels: Discovery Channel, Nickelodeon, Nick Jr., arena, The LifeStyle Channel, LifeStyle Food, LifeStyle You, Channel [v], [V]2 Hits, MAX, Country Music Channel and The Weather Channel. These channels are distributed throughout Australia. Austar’s partner in XYZ Networks is Foxtel. Through agreements with XYZ Networks and other programmers, Austar has a number of long-term and key exclusive programming agreements for its regional territory expiring at various dates through 2020.

In addition, Austar offers mobile telephony services through a reseller agreement. Since 2000, Austar has owned significant holdings of the 2.3 GHz and 3.5 GHz spectrum bands throughout its regional territory. These bands are ideally suited for Worldwide Interoperability for Microwave Access (WiMax) based telecommunications services. Austar operates two trial markets for broadband internet services over a WiMax network using Austar’s spectrum. Although it has no current plans to expand the WiMax network further, Austar continues to explore spectrum opportunities.

Jupiter Telecommunications Co., Ltd.

J:COM is the largest multiple-system operator (MSO) in Japan, as measured by the total number of homes passed and customers. J:COM’s operations are primarily clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka, Kobe and Kyoto) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J:COM owns cable operations in the Sendai and Sapporo areas of Japan that are not part of a cluster. All of J:COM’s cable networks are upgraded to two-way capability, with all of its cable homes passed served by a system with a bandwidth of at least 750 MHz. J:COM makes its digital video and broadband internet services available to all of its homes passed and its fixed line telephony services available to 96% of its homes passed. Of its total customers (excluding mobile customers), approximately 28.0% are double-play customers and approximately 26.8% are triple-play customers.

For its analog cable customers, J:COM offers an analog programming service of approximately 45 channels of cable programming and analog terrestrial broadcasting and broadcast satellite channels, not including premium services. For its digital cable subscribers, J:COM offers two digital programming services with 54 and 66 channels, respectively, (including channels from its analog service) of cable programming, digital terrestrial broadcasting, and broadcast satellite channels, not including radio and data (news and weather forecasts) channels and premium services. The channel line-up for the digital service includes approximately 30 HD channels. Programming for both analog and digital services includes movies, dramas, sports, animations, news and general entertainment. J:COM provides its digital cable subscribers VoD and pay-per-view functionality, allowing those subscribers, generally for an additional charge, to receive programming that is not available to J:COM’s analog cable subscribers. For an incremental monthly charge, digital cable subscribers may also receive a digital set-top box with HD DVR functionality. For new cable subscribers, J:COM offers only the digital programming service.

For an additional charge, J:COM offers both its analog and digital subscribers subscriptions to premium channels, including movies, sports, animation and other special entertainment programming, either individually or in packages. In addition to the services offered to its cable television subscribers, J:COM also provides terrestrial broadcast retransmission services to more than 5.8 million additional households within its area as of December 31,

2009, including “compensation” households for which J:COM receives up-front fees pursuant to long-term contracts to provide such retransmission services. J:COM does not count such additional households as customers or RGUs.

J:COM offers seven tiers of broadband internet services. These broadband internet services offer download speeds ranging from 256 Kbps to an ultra high-speed internet service of up to 160 Mbps. The ultra high-speed internet service, branded J:COM Net Ultra 160M Course, is based on DOCSIS 3.0 technology. The J:COM NET Ultra 160M Course is available to 97% of J:COM’s homes passed.

Multi-feature telephony services are also available from J:COM through circuit-switched telephony and, in certain areas, VoIP. In partnership with WILLCOM, Inc., a personal handphone system service provider in Japan, J:COM also offers a mobile phone service called J:COM MOBILE. J:COM MOBILE customers receive discounted phone service when bundled with J:COM’s other telephony service, including free and discounted calling plans.

J:COM sources its programming through multiple suppliers, including its programming division Jupiter TV. Through Jupiter TV, J:COM develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers, and more recently, alternative broadband service providers using fiber-to-the-home (FTTH) and ADSL platforms. As of December 31, 2009, J:COM owned nine channels through wholly- or majority-owned subsidiaries and had investments ranging from 10% to 50% in eight additional channels. J:COM provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

Our interest in J:COM was held primarily through Super Media, an entity owned 58.7% by us and 41.3% by Sumitomo at December 31, 2009. We and Sumitomo also each owned an additional 3.7% of J:COM’s shares outside of Super Media. In October 2009, at Sumitomo’s request, Super Media was converted from a limited liability company to a limited partnership. One of our subsidiaries was the sole general partner and a limited partner of Super Media and another of our subsidiaries and Sumitomo were also limited partners. On February 17, 2010, Sumitomo’s interest in Super Media was redeemed for the J:COM shares attributable to such interest.

Prior to the redemption of Sumitomo’s interest in Super Media, we indirectly controlled J:COM through our control of Super Media, which owned a controlling interest in J:COM, and we therefore consolidated J:COM’s results of operations for financial reporting purposes.

The Americas

Our operations in the Americas are conducted primarily through our 80% owned subsidiary VTR in Chile and our wholly-owned subsidiary Liberty Puerto Rico. We also have a joint venture interest in MGM Networks Latin America and a subsidiary in Argentina, both of which offer programming content to the Latin America market. On January 20, 2010, our partner in VTR, Cristalerías de Chile SA (Cristalerías), sold its 20% interest in VTR to Corp Rec SA (Corp Rec). In connection with such sale, we and Cristalerías terminated Cristalerías’ put right along with various other agreements concerning VTR. We also entered into a shareholders’ agreement with our new partner in VTR, Corp Rec.

VTR

VTR provides video, broadband internet and fixed telephony services in 56 cities, including Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR is Chile’s largest multi-channel television provider in terms of number of subscribers, and a leading provider of broadband internet and residential telephony services. VTR’s cable network is 75% upgraded to two-way capability and 81% of cable homes passed are served by a network with a bandwidth of at least 750 MHz. VTR makes its digital video, broadband internet and fixed line telephony services available to 85%, 75% and 75%, respectively, of its homes passed.

VTR’s analog service is offered only in areas where its digital service is not available. For its analog cable customers, VTR offers two tiers of analog programming service: an entry tier analog service with up to 48 video channels and a full tier analog service with up to 68 channels. For an additional monthly charge, analog subscribers may receive up to 12 premium channels. VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as football matches and regional content. For its digital cable customers, VTR offers three digital cable packages. Its entry tier digital service includes 30 video channels and 40 radio channels. Its intermediate tier digital service includes up to 67 video channels and 40 radio channels (including channels in its entry tier analog service). For an additional monthly charge, a digital subscriber may upgrade to the full tier subscription with up to 91 video channels (including the channels in its full tier analog service) and 40 radio channels. All digital cable packages include an electronic programming guide, the functionality for VoD service and pay-per-view options. For an additional monthly charge, VTR offers digital boxes with DVR functionality and HD functionality. VTR currently offers six HD channels. Digital customers may also subscribe to premium services, which include movies, sports, kids, international and adult channels.

VTR offers four tiers of broadband internet services with download speeds ranging from one Mbps to 15 Mbps in 31 communities within Santiago and 35 communities outside Santiago. VTR also offers multi-feature telephony service over its cable network to customers in 31 communities within Santiago and 35 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location. Of VTR’s total customers, 21.7% are double-play customers and 42.4% are triple-play customers.

VTR offers a range of voice and broadband internet services to SOHO customers in its core communities within Santiago and its core metropolitan networks outside of Santiago.

In December 2005, the Subsecretary of Telecommunications awarded VTR regional concessions for wireless fixed telephony service in the frequency band of 3400-3600 MHz. Using this spectrum, VTR offers broadband telephony and internet services through WiMax technology in parts of Santiago. WiMax is a wireless alternative to cable and DSL for the last mile of broadband access. WiMax potential coverage is approximately 1.3 million homes with approximately 540,000 two-way homes passed.

In September 2009, the Subsecretary of Telecommunications awarded VTR one of three “3G” mobile licenses following a public auction process. Pursuant to such award, VTR purchased the license in November 2009 for CLP 1,669.0 million ($3.3 million) and delivered a CLP 35.6 billion ($70.2 million) performance bond to guarantee the timely buildout of the project. Such buildout will entail both the construction of new towers and the modification of existing towers for a total deployment of approximately 180 telecommunication towers in different areas of Chile. The definitive granting of the 3G license to VTR is still subject to the rejection of certain oppositions filed against such grant. If the concession is granted, the buildout must be completed within one year of the date the license decree is published, which is expected in 2010. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services.

VTR is subject to certain regulatory conditions as a result of the combination with Metrópolis Intercom SA in April 2005. The most significant conditions require that the combined entity (1) re-sell broadband capacity to third-party internet service providers on a wholesale basis; and (2) activate two-way service to two million homes passed within five years from the consummation date of the combination. VTR expects to satisfy the two-way service condition as required. For three years after the consummation date of the combination, the combined entity was also required to limit basic tier price increases to the rate of inflation, plus a programming cost escalator. This condition expired in May 2008. Another condition expressly prohibits us, as the controlling shareholder of VTR, from owning an interest, directly or indirectly through related parties, in any company that provides microwave or satellite television services in Chile. The DirecTV Group, Inc. (DirecTV) owns a satellite television distribution service that operates in Chile and elsewhere in the Americas. On December 12, 2006, Liberty Media Corporation (Liberty Media) announced publicly that it had agreed to acquire an approximate 39% interest in DirecTV. On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) stating that Liberty Media’s acquisition of the DirecTV interest would violate the regulatory condition prohibiting us from owning an interest in Chilean satellite or microwave television businesses. On March 19, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, the chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requested the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

Regulatory Matters

Overview

Video distribution, internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country. In some significant respects, however, regulation in European markets, with the exception of Switzerland, is harmonized under the regulatory structure of the European Union (EU).

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

In the broadcasting and communications sectors, there has been extensive EU-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not a Member State of the EU or the European Economic Area and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below, as well as regulation in certain Member States in which we face regulatory issues that may have a material impact on our business in that country.

EU Communications Regulation

The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the EU Communications Regulatory Framework or Regulatory Framework). The key elements of the Regulatory Framework are various Directives that require Member States to harmonize their laws, as well as certain regulations that have effect without any national transposition.

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

On November 24, 2009, the European Parliament and the European Council completed the process of agreeing on a set of revisions to the Regulatory Framework after a lengthy revision process. The revisions to the Regulatory Framework must be transposed in the Member States before June 19, 2011.

Generally, the changes to the Regulatory Framework are limited, but will affect us. Some changes are institutional. For example, a new body of European regulators is expected to be created in early 2010. Some new powers, however, will be given to national regulators. For example, the national regulators will have rights to mandate access to ducts even without “Significant Market Power” findings. This could lead to us being required to open our ducts to competitors and could mean that we are not able to make use of all capacity in our ducts for our own needs, or that we can get access to ducts of third parties instead of building our own ducts. Also, there will be enhanced powers for Member States to impose quality of service requirements on internet service providers (ISPs), which may restrict our flexibility in respect of our broadband services.

In general, pending the adoption and the transposition by the Member States of the new Directives, the existing legal situation is unchanged.

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

Significant Market Power. Certain of the obligations allowed by the Regulatory Framework apply only to operators or service providers with “Significant Market Power” in a relevant market. For example, the provisions of the Access Directive allow EU Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Regulatory Framework, an operator or service provider will be deemed to have Significant Market Power where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.

As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA), is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but on November 13, 2007, the EU Commission adopted a new recommendation reducing the list of markets to seven. Such markets are referred to as the predefined markets. The effect of the new recommendation is that those Member States who had not analyzed one of the deleted markets or who had analyzed such a market and found no Significant Market Power are no longer required to carry out any analysis in that market. Member States who have analyzed one of the deleted markets and found Significant Market Power will have to re-analyze that market and, if they still find Significant Market Power, notify the EU Commission of the finding of Significant Market Power outside the seven predefined markets. Pending such re-analysis, the prior finding of Significant Market Power will remain in effect until the end of its duration (typically for three years). There is no specific timetable for such re-analysis, although the EU Commission may pressure Member States if it sees them as being slow in performing market analyses.

We have been found to have Significant Market Power in certain markets in which we operate and further findings are possible. In particular, in those markets where we offer telephony services, we have been found to have Significant Market Power in the termination of calls on our own network. In addition, UPC Netherlands has been found to have Significant Market Power in the market for wholesale broadcasting transmission services (which is no longer a pre-defined market) in the Netherlands as described below.

NRAs might seek to define us as having Significant Market Power in any of the seven predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, a NRA could impose certain conditions on us. Under the Regulatory Framework, the EU Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof) in any market whether or not it is included in the seven predefined markets.

Video Services. The distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose reasonable must carry obligations for the transmission of specified radio and television broadcast channels on certain operators under their jurisdiction. Such obligations should be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to some degree of “must carry” regulation in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact “must carry” obligations that are in excess of what we believe to be allowed. Moreover, on December 22, 2008, the European Court of Justice took a very narrow view of the restriction on “must carry” under the Regulatory Framework, treating it as a procedural formality. Therefore, it is unlikely that there will be any reduction in the “must carry” regulations in the foreseeable future.

EU Broadcasting Law

Although the distribution of video channels by a cable operator is within the scope of the Regulatory Framework, the activities of a broadcaster are harmonized by other elements of EU law, in particular the Audiovisual Media Services Directive (AVMS). AVMS, which was adopted on December 11, 2007, amended the EU’s existing Television Without Frontiers Directive (TVWF) with the whole Directive now being renamed as AVMS. Member States were to have transposed the requirements of AVMS into national law by December 19, 2009. Not all have completed such transposition. It is not clear what practical effect this will have on us. Pending accurate transposition, there can be no assurance that the requirements on VoD will, in fact, operate in the manner described below in any individual Member State. As a result, we may face inconsistent and uncertain regulation of our VoD service in Europe.

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

In respect of channels originating in many European countries, The European Convention on Transfrontier Television extends the country of origin principle beyond the EU’s borders into certain other European territories into which we sell our channels, including Switzerland. The Convention is an instrument of the Council of Europe, with 47 member countries, including the 27 EU Member States, and is quite similar to TVWF in its aims of free movement of channels, although it only achieves that with member countries that have ratified its text and not all have so ratified. The Council of Europe is currently considering modifying the Convention along the lines of AVMS but there can be no assurance as to what the outcome of this will be.

Both TVWF and AVMS establish quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. From our perspective, the key difference between AVMS and TVWF is that the former extends the scope of EU broadcasting regulation and its country of origin principle to certain on-demand television-like services such as VoD. Accordingly, we should be able, if we choose to do so to offer our own VoD services across the European Economic Area based on the regulation of the country of origin. Thus, it is possible to structure our business to have a single regulatory regime for all of our VoD services offered in Europe. In addition, when we offer third party VoD services on our network, it should be the business of the third party, in its capacity as provider of the services, and not us as the local distributor, that is regulated in respect of these services.

Other European Level Regulation

In addition to the industry-specific regimes discussed above, our European operating companies must comply with both specific and general legislation concerning, among other matters, data protection, data retention and electronic commerce.

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

Currently the telecommunications equipment we provide our customers, such as digital set-top boxes is not subject to regulation regarding energy consumption in the EU, except as discussed below. The EU Commission is, however, considering the need for mandatory requirements regarding energy consumption of such equipment. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. Finally, we are working with a large group of companies to promote the possibility of a voluntary agreement on set-top box power consumption as an alternative to regulation. Nevertheless, legislation in this area may be adopted in the near future and could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.

In addition, pursuant to an EU regulation on standby power effective January 7, 2010, many devices, including cable modems, are required to have either a low power standby mode or off mode unless it is inappropriate to have both such modes on the device. It is likely that this regulation can be satisfied by placing an off switch on these devices. It is unclear whether or not our set-top boxes are subject to this requirement. We continue to explore with Member States and suppliers how this regulation will affect our products. It is possible that this regulation could result in an increase in our costs of procurement for some items.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework. According to this electronic communications law, Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. OPTA has completed its first and second round of market analysis.

All providers of call termination on fixed networks in the Netherlands have been found to have Significant Market Power. As a result, UPC Netherlands is subject to obligations regarding access, transparency, non-discrimination and tariff regulation. In December 2008, OPTA completed further market analyses, resulting in a new decision on call termination for UPC Netherlands. This decision became effective January 1, 2009, requiring UPC Netherlands to reduce its call termination rates. UPC Netherlands filed an appeal with College van Beroepvoor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court, which is still pending.

With respect to television services, a new market analysis decision on broadcast became effective on March 17, 2009. This decision found UPC Netherlands, as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposed new obligations. We filed an appeal against the decision on April 15, 2009, with CBb. Pending the outcome of this appeal, UPC Netherlands will be required to comply with the decision. The appeal hearing is scheduled for March 18, 2010. A decision of the CBb is not expected before the end of 2010.

The new market analysis decision imposes on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC Netherlands, have a number of additional access obligations. The access obligations imposed on UPC Netherlands consist of (1) access to capacity for the transmission of the television signal (both analog and digital); (2) resale of the analog television signal and, in conjunction with any such resale, the provision of customer connection; and (3) access to UPC Netherlands’ digital conditional access system, including access to its operational supporting systems and co-location. OPTA has stated that any operator with its own infrastructure, such as Royal KPN NV, the incumbent telecommunications operator in the Netherlands (KPN), will not be allowed to resell the analog television signal or avail itself of access to UPC Netherlands’ digital platform.

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

In respect of transmission of the analog television signal, a number of preconditions were established to ensure that such transmission will not cause unreasonable use of scarce capacity. A request for transmission of analog signals that are not included in UPC Netherlands’ analog television package, as well as parallel transmission of analog signals that are already part of the analog package, will in principle be deemed unreasonable.

Regarding digital, the new market analysis decision requires UPC Netherlands to enable providers of digital television signals to supply their digital signals using their own or UPC Netherlands’ digital conditional access system. This allows the third parties to have their own customer relationship for those digital television signals and to bundle their offer with the resale of the analog television signal.

Pricing of the wholesale offer for analog and digital transmission capacity will be at cost-oriented prices. Pricing of the wholesale offer for resale of the analog package, including access to UPC Netherlands’ transmission platform for purposes of resale, will be based on a discount to UPC Netherlands’ retail rates, at a level to be determined by OPTA and, if no retail offer of UPC Netherlands is available, on a cost-oriented basis. Both access obligations come with the obligation to provide access to the relevant network elements and facilities, including set-top boxes, co-location, software systems and operational supporting systems, at cost-oriented prices if no relevant retail tariff is available to define the retail minus tariff.

UPC Netherlands was required to develop cost models for both the wholesale offer for analog resale as well as digital transmission capacity. OPTA reviewed the cost model-resale and published a draft tariff decision on November 26, 2009. The draft tariff decision was subject to national consultation and European Commission notification. UPC Netherlands submitted comments to the draft decision on January 7, 2010. The review of the cost model-digital transmission capacity has been postponed by OPTA.

UPC Netherlands was also required to publish reference offers regarding the wholesale offer for analog resale as well as digital transmission capacity. UPC Netherlands published the reference offer-resale on May 18, 2009, and the reference offer-digital transmission capacity on November 2, 2009. In respect of the reference offer-resale, OPTA published a draft implementation decision on October 30, 2009. The draft implementation decision was subject to national consultation and European Commission notification. The European Commission issued comments on December 14, 2009, which OPTA should take into account in the final decision. UPC Netherlands also submitted comments to the draft decision. OPTA initiated Industry Group meetings with respect to the reference offer-digital transmission capacity, which commenced at the end of November 2009 and are ongoing. Furthermore, UPC Netherlands will not be allowed to discriminate between third parties and its own retail business in making these services available. This includes, for example, a prohibition on offering loyalty discounts to its own customers.

OPTA’s final tariff decision on analog resale is expected to be issued during the first quarter of 2010. The decision, besides being subject to appeal, may be subject to interim proceedings and possible postponement. UPC Netherlands is expected to be required to begin offering its analog cable package (together with the requested access) to resellers during the second quarter of 2010.

The Netherlands transposed the AVMS directive in the Media Act on December 18, 2009.

Switzerland

Switzerland has a regulatory system which partially reflects the principles of the EU, but otherwise is distinct from the European regulatory system of telecommunications. The Telecommunications Act (Fernmeldegesetz) regulates, in general, the transmission of information, including the transmission of radio and television signals. Most aspects of the distribution of radio and television, however, are regulated under the Radio and Television Act (Radio und Fernsehgesetz). In addition, the Competition Act and the Act on Price Surveillance are potentially relevant to our business. With respect to energy consumption of electronic home devices, the Energy Act and the revised Energy Ordinance have been applicable since January 2010, to television set-top boxes as described below.

Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications (OfCom). Dominant providers have to grant access to third parties, including unbundled access to the local loop and, for four years from April 1, 2007, bitstream access. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom AG (Swisscom). Therefore, such unbundling obligations do not apply to Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.

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

Encryption of Cablecom’s digital offering and its exclusive offering of proprietary set-top boxes are permissible under the Radio and Television Act. There is, however, an initiative, adopted by the Swiss Parliament in June 2009, which demands (1) a ban on encryption of the digital basic offering or, alternatively, (2) the introduction of a conditional access module. In order to implement this initiative, OfCom is preparing a draft for the necessary modification of the Radio and Television Act. The parliamentary debate of the amendment is expected to start at the earliest in April 2010. The amended Act will not, however, become effective before 2012.

Regarding the energy consumption of set-top boxes, the Swiss Federal government has adopted a revision of the Energy Ordinance. According to the amended legislation, as of January 1, 2010, set-top boxes would need to comply with specified power limits and non-compliant boxes could no longer be used in Switzerland. Although non-compliant boxes already in use by end customers will not have to be exchanged, Cablecom will not be allowed to import or sell any non-compliant boxes after January 1, 2010. HD boxes are exempt from this regulation.

In the past, Cablecom’s retail customer prices have been subject to review by the Swiss Price Regulator. As of 2007, Cablecom is no longer subject to an agreement with the Swiss Price Regulator. The Swiss Price Regulator has, however, defined certain criteria regarding Cablecom’s products and prices. As long as Cablecom respects those criteria, no further regulatory action is expected to be taken by the Swiss Price Regulator. Whether Cablecom will continue to be subject to price regulation going forward will depend on the assessment of its market position going forward.

Central and Eastern Europe

In contrast to the majority of our European operations, a large part of our cable network in Romania is above ground, as are the networks of most other utility providers, including other cable operators. For aesthetic and environmental reasons, cities in Romania want these companies, including UPC Romania, to move their networks underground. The issue has become most pressing in Bucharest, where the city council issued a decision requiring all existing networks to be placed underground within a period of years and engaged a single privately-owned company, NetCity Telecom SA, to build an underground duct and optical fiber network in that city (the NetCity Project). Legal challenges in Romania to the NetCity Project have so far been unsuccessful. In 2009 the first stage of the network was completed under five major streets in Bucharest and we have moved part of our network into this completed portion of the NetCity Project. Although we made such move, we are in discussions with NetCity Telecom SA on limiting future network moves. As a result, we are unable to assess the impact the next stages of the NetCity Project will have on the operations of UPC Romania. With the deployment of the first stage of the NetCity Project, we anticipate the pressure to move aerial networks underground to continue to grow in both Bucharest and elsewhere in Romania, such as the city of Cluj Napoca. Ultimately, we expect that this will lead to an increase in network costs for our Romanian operations and, possibly, a decrease in operational flexibility.

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

Telenet has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. With respect to the market for call termination on individual fixed networks, an on-going three year reduction of termination rates was imposed on Telenet beginning January 1, 2007. The final rate reduction in January 2009 resulted in near reciprocal termination tariffs (Telenet charges the interconnection rate of the incumbent telecommunications operator, Belgacom NV/SA (Belgacom), plus 15%).

In Belgium, both the BIPT and the regional media regulators (Vlaamse Media Regulator (Flanders), Conseil Supérieur de l’Audiovisuel (Wallonia), and Medienrat (in the German speaking community)) have to approve the wholesale broadband market analysis. The first round of decision regarding this market was issued on January 10, 2008. Belgacom was declared to have Significant Market Power on this market and cable networks were left out of the analysis. Due to market and technological developments, the second round of analysis for this market is expected to be launched by the BIPT during the first quarter of 2010.

With regard to the transposition of AVMS, a decree has been adopted by the Flemish Parliament in March 2009. Because VoD services were already regulated by Belgium media law, especially in Flanders, the transposition of AVMS has not caused a significant change in the regulation of VoD services.

Asia/Pacific

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

Licensing of Television Broadcasting. The BSA regulates subscription television broadcasting services through a licensing regime managed by the Australian Communications and Media Authority (Media Authority). Austar and its related companies hold subscription television broadcasting licenses under the BSA. These licenses are for an indefinite period and are issued subject to general license conditions, which may be revoked or varied by the Australian Government and which may include specific additional conditions. License conditions include a prohibition on cigarette or other tobacco advertising; a requirement that subscription fees must be the predominant source of revenue for the service (over, for example, advertising); a requirement that the licensee must remain a “suitable” licensee under the BSA; a requirement that customers must have the option to rent domestic reception equipment; and a requirement to comply with provisions relating to anti-siphoning (as described below) and the broadcast of R-rated material. An additional obligation on subscription television licensees, who provide a service predominantly devoted to drama programs, is to spend at least 10% of their annual program expenditure on new Australian drama programs. Austar makes the required investments in such programming.

Sports Rights Regulation — Anti-siphoning. The BSA prohibits subscription television broadcasting licensees from obtaining exclusive rights to certain events that the Australian Government considers should be freely available to the public. These events, which are specified on an “anti-siphoning list”, include a number of highly popular sporting events in Australia and are currently protected until December 31, 2010. The Australian Government is currently reviewing the operation and the content of the anti-siphoning scheme. A decision from the Australian Government on the future of the anti-siphoning list is expected in early 2010.

Digital Switchover. The Australian Government has confirmed that the switch off of analog broadcasting will be complete by the end of 2013. The Australian Government will implement a staggered region by region approach to the analog switch off. As currently proposed, Austar’s regional markets will be switched earlier than the metropolitan markets, starting in 2010 and finishing by the end of 2013. Currently, the Australian Government has not clarified whether subscription television subscribers with access to digital FTA channels will be counted in the penetration of digital ready households. Austar has, however, an agreement in principal with the Australian Government that Austar’s hybrid satellite and digital FTA box will be presented as a valid option for consumers to convert to digital television in Austar’s service areas and included in the penetration of digital ready households. The legislation also revises the dates for two statutory reviews (previously triggered by the end of analog switch off): (1) January 1, 2010: a review of the content and captioning rules applicable to FTA multi-channels; and (2) January 1, 2012: a review of the decision to implement a new commercial television network. Currently, FTA multi-channels are not required to provide minimum levels of Australian content or caption a minimum number of hours. This is currently under review by the Australian Government, although increased regulation on new and emerging FTA channels is thought unlikely.

FTA Multi-channeling. The FTA commercial networks were entitled to provide one SD multi-channel from January 1, 2009. Each network currently broadcasts one HD multi-channel. Except for the anti-siphoning list restrictions (FTA networks are currently not entitled to broadcast listed events on their multi-channels), there are currently no content or captioning obligations on the FTA multi-channels. This, however, is currently being reviewed by the Australian Government.

Foreign Media Ownership and Cross Media Ownership. Foreign media ownership rules in Australia have been relaxed although media has been retained as a “sensitive” sector and foreign investment in the media sector remains subject to the approval of the Treasurer of the Commonwealth of Australia. Cross media ownership rules provide that an operator may own two of three types of media assets (newspapers, television and radio) in a market, subject to there being at least five commercial media groups in metropolitan markets and four commercial media groups in regional markets.

Energy Efficiency. Mandatory limits on the emission levels of basic set-top boxes (excluding DVRs) sold in Australia came into effect on December 1, 2008. Austar has been in discussions with the Australian Government and Foxtel to implement a voluntary scheme (Code) to reduce the energy consumption of complex set-top boxes in the subscription television industry. The Code was signed by Austar and Foxtel in December 2009, and endorsed by the Australian Government. The Code will exempt Austar from mandatory energy regulation in the sector.

Austar Spectrum Licenses. In addition to licenses issued under the BSA, Austar holds spectrum licenses issued under and regulated by the Radiocommunications Act. Austar currently holds 19 spectrum licenses in the 2.3GHz Band and 26 licenses in the 3.4GHz Band covering geographic areas similar to Austar’s subscription television areas. These licenses expire in 2015. The spectrum licenses authorize the use of spectrum space rather than the use of a specific device or technology. Similar to the BSA, licenses issued under the Radiocommunications Act are subject to general license conditions and may be subject to specific license conditions, which can be added, revoked or modified by written notice during the term of the license. Spectrum licensees must comply with core conditions of the license and be compatible with the technical framework for the bands. There are no restrictions on ownership or control of spectrum licenses, except that the licensee must be a resident of Australia. The Media Authority is currently reviewing the framework for spectrum license trading. In addition, the Media Authority has begun preliminary analysis and research into the issue of extending spectrum license terms, including the licenses held by Austar, prior to their expirations in 2015. The Media Authority is also reviewing the availability and use of alternative spectrum bands for wireless access services, such as the 2.5 GHz band (which competes with Austar’s 2.3 GHz holding).

Digital Dividend. The spectrum to be made available as part of the switch off of analog television is currently under review by the Australian Government. This spectrum, known as the “digital dividend”, is in the 700 MHz band. The Australian Government has issued a green paper on the issues surrounding use of the digital dividend. Issues for discussion include the restacking of the current digital broadcasting service bands used by FTA broadcasters and potential uses for the spectrum, such as mobile and wireless broadband.

Communications. A subsidiary of Austar holds a carrier license issued under the Telecommunications Act. This license authorizes Austar to operate its WiMax broadband network and requires compliance with a set of carrier obligations under the Telecommunications Act. Other Austar subsidiaries provide dial-up internet services, mobile telephony services, and broadband services operated as carriage service providers and are required to comply with certain aspects of Australian telecommunications legislation. These service providers must observe statutory obligations in relation to access, law enforcement and national security and interception, and must become members of the Telecommunications Industry Ombudsman scheme, which manages complaints.

National Broadband Network. In April 2009, the Australian Government announced that it would establish a new company that will invest up to $43 billion over 8 years to build and operate a national broadband network (NBN). Under the plan, FTTH will be delivered to approximately 90% of homes and workplaces with speeds up to 100 Mbps. Next generation wireless and satellite technologies will supplement the FTTH build in regional and remote areas of Australia with speeds from 12 Mbps. The NBN will be initially wholly owned by the Australian Government but private investment will be encouraged. Full privatization is expected five years after the build is complete. The NBN company will be wholesale only and operate on an open access basis. The Australian Government is also proposing legislative changes that will set out the governance arrangements for the NBN company and that will facilitate the roll out of FTTH networks, including requiring use of fiber optic technology in greenfield developments and improving access to existing infrastructure for roll-out. The Australian Government introduced a new Bill relating to telecommunications regulation in September 2009. The Bill includes a package of reform covering three key areas: (1) measures to address the structure and incumbency in the Australian telecommunications market of the incumbent telecommunications provider, Telstra Corporation Limited (Telstra) (the Bill requires some form of vertical separation of Telstra and potentially the horizontal separation of Telstra from Foxtel and its hybrid fiber coaxial cable network); (2) streamlining the competition regime for telecommunications; and (3) strengthening consumer safeguards. The Bill is expected to be debated in the first quarter of 2010.

Japan

Overview. In Japan, the Ministry of Internal Affairs and Communications, commonly referred to as the MIC, regulates the cable television industry and the telecommunication industry under different laws. With a view to convergence of broadcasting and telecommunication, the MIC has been discussing the enactment of a comprehensive law covering both the cable television industry and the telecommunications industry. In January 2010, MIC announced it would present the bill on the new law to the Japanese national legislature in 2010. The new law will include four statutes, covering wireless transmission infrastructure (terrestrial and satellite), wired transmission infrastructure, transmission services and content services, respectively. Each statute will cover all distribution platforms in a consistent manner, not on an industry-by-industry basis.

In the terrestrial television industry, under the Japanese Radio Act, terrestrial analog broadcasting is scheduled to be terminated and switched to digital broadcasting on July 24, 2011. To make the terrestrial digital switch smoother, the Government has sought the assistance of cable television operators and alternative broadband television providers. This provides J:COM the opportunity to establish a customer relationship with terrestrial analog television viewers by offering them a package of terrestrial digital broadcast channels and, for those who do not have digital-ready televisions and are unwilling to purchase digital reception equipment, the rental of a digital box. With respect to cable television operators, the Government has targeted the switch from analog to digital programming services to be completed as soon as possible and not later than December 2010. J:COM is targeting mid-2010 for the completion of its transition to all digital programming. In January 2009, however, the Government announced a proposal for cable television operators to provide transition services for analog television users after the termination of terrestrial analog signals in July 2011. Under the proposal, cable television operators would convert terrestrial digital signals to analog signals and transmit the analog signals to analog television users for a few years after the termination of terrestrial analog broadcasting. In December 2009, a committee consisting of representatives of, among others, the Government and cable television operators issued an action plan stating that such transmission to analog television users will be temporary and it is targeted to terminate such transmission in March 2015.

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

The Americas

Chile

As described under “Operations — The Americas”, VTR is subject to certain regulatory conditions as a result of its combination with Metrópolis Intercom SA in April 2005. These conditions are in addition to the regulations described below.

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

With respect to digital terrestrial television (DTT) services, the Chilean Government adopted the Integrated Services Digital Broadcasting — Terrestrial (ISDB-T) standard in September 2009. In November, 2008, the Chilean Government introduced two bills related to DTT regarding stricter content standards and new rules for granting and operating DTT concessions (among other matters), which are still pending. Some broadcasters are proposing to add must carry provisions to these bills; however, such provisions have not been included to date.

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

Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. Certain broadcasters, however, have filed lawsuits against VTR claiming that VTR breached their intellectual property rights by retransmitting their signals. These lawsuits are still pending before the Chilean courts and a final judicial decision is not expected until the third quarter of 2010.

Internet. Internet services are considered complementary telecommunication services and, therefore, do not require concessions, permits or licenses. Pursuant to a condition imposed on VTR as a result of its combination with Metrópolis Intercom SA, VTR offers its broadband capacity for resale of internet services on a wholesale basis. The Chilean Government is reviewing new standards for internet services and the quality of such services. These standards could become law in 2010. Development of these standards may increase VTR’s costs relating to the provision of internet service and the development of quality service monitoring and reporting systems.

A Bill on Net Neutrality is currently being discussed in the Chilean Senate. This Bill prohibits “arbitrary blockings” and supplying differentiated service conditions according to the origin or ownership of the content or service provided through the internet. The Bill also authorizes measures to enhance traffic performance and network management and authorizes the Chilean Secretary of Telecommunications to define minimum service requirements, as well as illegal practices.

The Chilean Congress finished its final review of a Bill on Intellectual Property in January 2010. The provisions of this Bill will become law upon official publication in the first quarter of 2010. When the Bill becomes law, it will establish an exemption from liabilities favoring ISPs on infringements of copyright and intellectual property incurred by their users (similar to the Digital Millennium Copyright Act enacted by the U.S. Congress in 1998). It will impose on the ISPs the obligation of forwarding to end users all electronic notices warning about potential intellectual property infringements, and the obligation of blocking access to websites providing non-authorized access to protected content. The Bill also provides a mandatory arbitration procedure to solve disagreements and controversies over the fees fixed unilaterally by copyright collecting entities.

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

VTR has been awarded wireless fixed telephony concessions under which it has an exclusive right to use a specific block of spectrum in 3,400 MHz in most of the Chilean regions. With these concessions, VTR offers telephony and internet services using WiMax technology in parts of Santiago. The wireless fixed telephony concessions have been granted for renewable terms of 30 years. Such concessions are non-exclusive.

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

In January 2008, the Ministry requested the Chilean Antitrust Tribunal to review the telephony market. In February 2009, the Antitrust Tribunal concluded that, although the local service telephony market cannot be characterized as competitive, it has enhanced its level of competition since it was reviewed in 2003. As a result, the Antitrust Tribunal determined that incumbent local telephone operators will no longer be subject to price regulation at a retail level. Such decision, however, required the Ministry to set forth rules for the incumbent operators only (identifying Compañia de Telecomunicaciones de Chile SA (Telefónica), Telefónica de Sur (TelSur) and Entel Telefonía Local SA), forbidding, among other things, price discrimination, fixed/mobile bundles and differentiated prices for on net and off net traffic. Also, the Antitrust Tribunal ordered the Ministry to set forth rules, for all operators, forbidding tied sales of telecommunication services included in a bundle, and imposing effective network unbundling and number portability. The Antitrust Tribunal also declared some ancillary services and network unbundling services to be subject to price regulation for all companies, including VTR.

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

In August 2009, the Secretary of Telecommunications started a new tariff process on VTR related to certain ancillary telephone services (provided to end users) and additional network unbundling services (bitstream). The new tariff decree will be applied between 2010 and 2012.

During 2009, the Secretary of Telecommunications launched a 3G spectrum bid. Following an auction process, VTR was awarded one of the segments of spectrum (30 Mhz), for consideration of approximately CLP 1,669.0 million ($3.3 million), to be paid in addition to the project build-out costs. The definitive granting of the 3G license to VTR is still subject to the rejection of certain oppositions filed against such grant. According to the auction rules, VTR delivered a CLP 35.6 billion ($70.2 million) performance bond to guarantee timely and full network deployment and completion of the project. If the concession is finally granted to VTR, the project must be completed within one year from the date the license decree is published, which publication is expected in 2010. At publication, the 3G license will have a 30-year renewable term.

In April 2007, a Bill regarding Telecommunications Antennas Towers was introduced in the Chilean House of Representatives. It includes stricter restrictions on the construction of new telecom towers, including (1) the requirement to obtain prior authorization from local authorities and certain neighbors (as defined) to build antennas in new sites and (2) prohibiting the placement of antennas in sites smaller than 400 square meters. A strong opposition to this Bill has been raised by the incumbent mobile operators, on constitutional grounds. The government’s position about co-localization is unclear. Based on public statements by Ministry officials, we expect this Bill to be approved by the House of Representatives during 2010.

Rate Adjustments. With respect to VTR’s ability to increase the price of its different telecommunication services to its subscribers, the General Consumer Protection Laws contain provisions that may be interpreted by the National Consumer’s Service (Sernac) to require that any increase in rates — over the inflation rate — to existing subscribers must be previously accepted and agreed to by those subscribers, impairing VTR’s capacity to rationalize its price policy over current customers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing its subscriber rates in compliance with applicable laws.

Channel Lineup. With respect to VTR’s ability to modify its channel lineup without the previous consent of the subscribers, Sernac expressed that such action may be against certain provisions of the applicable Consumer Protection Law, including those provisions prohibiting misleading advertisement, unilateral modification of the clients’ contracts and abusive clauses. Sernac filed several lawsuits against VTR. In June 2008, the Court of Appeals of Santiago ruled against VTR in one of these lawsuits, and the Supreme Court rejected an appeal of this decision. Based on nine favorable rulings recently obtained by VTR, granting the company the right to modify its channel lineup, VTR disagrees with Sernac’s interpretation. To prevent future conflicts with Sernac, VTR is negotiating with Sernac to establish common acceptable criteria to enable modifications of VTR’s channel lineup.

Competition

The markets for video, broadband internet and telephony services, and for video programming, generally are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face increased competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the EU. The percentage information in this section is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for UPC Broadband is based on information from the subscription based website DataXis for the third quarter of 2009. The percentage information for Telenet is based on information from the Internet Services Providers Association of Belgium for the third quarter of 2009 and on internal market studies for telephony as of September 30, 2009. For Japan, the percentage information is based on information obtained from the website of the Japanese Ministry of Internal Affairs and Communications, dated as of various dates from December 31, 2008 to August 31, 2009, from Hoso Journal by Hoso Journal-sha, Inc., dated December 2009, and internal market studies as of November 2009. For Chile, the percentage information is based on information provided by the Subsecretaria de Telecomunicaciones de Chile as of September 30, 2009. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet and telephony.

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

(4) other cable operators in the same communities that we serve; (5) other fixed line telecommunications carriers and broadband providers, including the incumbent telephony operators, offering video products (a) through broadband internet connections using DSL or ADSL technology (which we refer to as DSL-TV), (b) through DTH satellite systems, or (c) over fiber optic lines of FTTH networks; (6) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; and (8) movie theaters, video stores, video websites and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

•

Europe. In Europe, historically our principal competition in the provision of video services came from traditional over-the-air broadcasters in all markets; DTH satellite providers in many markets, such as Austria and Ireland where we compete with long-established satellite platforms; and cable operators in various markets where portions of our systems have been overbuilt. In some markets, competition from SMATV or MMDS could be a factor. Our operations in Hungary, Poland, Romania and Slovakia are significantly overbuilt by other cable operators. At least 38% of our operations are overbuilt in Hungary and Poland, and in Romania and Slovakia, 75% and 65%, respectively, of our operations are overbuilt. In all these areas competition is particularly intense.

Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies and aggressively priced services. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is fast becoming a significant part of the competitive environment. Also FTTH networks are becoming more prevalent and the number of providers of DTH satellite services has grown, particularly in the Central and Eastern European markets.

Portions of our systems have been overbuilt by FTTH networks. For example, FTTH networks have been launched by Reggefiber FttH (a partnership between Reggefiber ttH bv and KPN) in the Netherlands and by Telefónica 02 Czech Republic, a.s. in the Czech Republic. In Switzerland, Swisscom had approximately 50,000 homes on its FTTH network at the end of 2009, and plans to expand its FTTH network to approximately one million homes over the next five years. In Austria, Telekom Austria AG has announced plans to spend €1.5 billion ($2.1 billion) to build a fiber-based network by 2013, using a combination of FTTH, fiber to the building and fiber to the curb infrastructure. In Hungary, Magyar Telekom Rt continues to expand its FTTH network, reaching approximately 165,000 homes by year-end 2009. In addition, there is increasing willingness from government and quasi-government entities in Europe to invest in such networks, creating a new source of competition. At December 31, 2009, approximately 16.5% of our cable networks in the aggregate have been overbuilt by FTTH networks, ranging from approximately 1% of our footprint in Austria to 65% of our footprint in Slovakia.

In most of our Central and Eastern European markets, we are also experiencing significant competition from Digi TV, the DTH platform of a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary and Romania. The incumbent telecommunications operator in Romania also operates a competing DTH platform. Our DTH platforms, through UPC Direct and another subsidiary, offer advanced services and functionality, including DVR and premium content, to four of our Central and Eastern Europe markets.

In most of our European markets, competitive video services are now being offered by the incumbent telecommunications operator, whose video strategies include DSL-TV, DTH, DTT and FTTH. The ability of incumbent operators to offer the so-called “triple-play” of video, broadband internet and telephony services is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT and DSL-TV video packages at a discount to the retail price of the comparable digital cable service and, in the case of DSL-TV, including DVRs as a standard feature.

To meet the challenges in this competitive environment, we tailor our packages in each country in line with one or more of three general strategies: channel offerings, recurring discounts for bundled services and loyalty contracts. Generally, discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, using advanced digital features such as VoD, HD, DVRs, catch-up television and offering attractive content packages and bundles of services at reasonable prices. VoD, HD and DVRs are an integral part of our digital services in almost all or our markets. In addition, from time to time, digital channel offerings are modified by our operations. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services.

The Netherlands. In the Netherlands, 78% of all households subscribe to a cable service and UPC Netherlands’ share of that video cable market is 35%. Historically, satellite television penetration has been the main source of our competition in the Netherlands. Competition from the DTT and DSL-TV services offered by KPN is also strong with KPN providing video services to 11% of the total video households. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a DSL-TV service that includes VoD, an electronic program guide and DVR functionality. KPN is targeting our price sensitive analog and digital customers with discounted Digitenne offers and, to a lesser extent, DSL-TV video packages. With its nationwide telecommunications network and ability to offer bundled triple-play services, KPN is a significant competitor. In addition, FTTH networks have become a serious competitive factor with Reggefiber FTTH networks in a number of cities and future expansion of these networks expected within our service area. To enhance its competitive position, UPC Netherlands offers VoD services, DVR functionality and HD set-top boxes to all UPC Netherlands digital cable customers. Such services allow UPC Netherlands subscribers to personalize their programming. Also, UPC Netherlands markets a variety of bundle options from which subscribers can select various combinations of services, including internet and telephony options, to meet their needs.

Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and are the sole provider in substantially all of our network area. Over 50% of video cable subscribers in Switzerland receive their service from Cablecom. Due to a small program offering, competition from terrestrial television in Switzerland is limited, although DTT is now available in most parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, continued competition is expected from the satellite television operators. Our main competition is Swisscom, the incumbent telecommunications operator, which offers DSL-TV services to approximately 6% of all video subscribers in Switzerland and has plans to further extend its FTTH network. Swisscom offers VoD services as well as DVR functionality and HD services. To effectively compete, Cablecom enhanced its digital television platform with the rollout of DVR functionality and HD services in 2008, followed by VoD and catch-up television in 2009. Cablecom has also introduced promotion packages for its bundle services, offering triple-play services for the price of two and double-play services at a discount.

Other Western Europe. In Austria, we are the largest cable television provider based on number of video cable subscribers. Our primary competition in Austria for video customers is from FTA television received via satellite and from the DSL-TV services provided by the incumbent telecommunications operator, Telekom Austria AG. Over half of the Austrian households receive only FTA television compared to approximately 48% of Austrian households receiving a subscription video service. UPC Austria provides video cable services to approximately 37% of the cable households in Austria. Newer technologies such as DSL-TV from Telekom Austria AG represent an increasing threat with digital services incorporating premium services, such as VoD, offered at a heavy discount to the video cable subscription price within the market. To stay competitive, UPC Austria offers HD DVR functionality and VoD service. Also, UPC Austria markets competitively priced bundle options.

Ireland has one of the highest digital and pay television penetration rates in Europe with 73% of the households subscribing to a video service. UPC Ireland provides video cable and MMDS services to 46% of such households. We are the largest cable television provider in Ireland based on number of video cable subscribers. Our primary competition for video customers is from British Sky Broadcasting plc, which provides DTH satellite services in Ireland. We will also face potential competition from the fixed line incumbent, Eircom Limited, which has been provisionally awarded the commercial DTT license after Boxer DTT Limited (a joint venture between Boxer TV-Access AB and Communicorp Group Ltd.) withdrew from the license process in 2009. The DTT service would be launched in parallel with the public sector DTT service and would provide pay-access to channels such as the UK terrestrial channels to compliment the Irish public service FTA channels on the public sector DTT service. The DTT timelines are yet unclear, but provisionally scheduled for the second quarter of 2010. To stay competitive, UPC Ireland has revised its channel offerings in its analog and digital packages to include certain popular premium channels at no additional charge.

Central and Eastern Europe. In Hungary, 77% of the households subscribe to a video service with a majority, 75%, using a video cable service. We are the largest cable television provider based on number of video cable subscribers. UPC Hungary’s share of the video cable market is 27%. We also provide satellite services in Hungary through UPC Direct, in competition with three other DTH providers. One of these, Digi TV, is an aggressive competitor whose DTH services can reach up to 100% of UPC Hungary’s DTH and cable service areas and who has overbuilt nearly half of UPC Hungary’s cable service areas with its own cable network. Digi TV is targeting UPC Hungary’s analog cable and DTH subscribers with low-priced video packages. To meet the competition, UPC Hungary has introduced an aggressive price plan and targeted bundle offers for the areas in which Digi TV is operating its cable service. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom Rt. (in which Deutsche Telekom has a majority stake). Magyar Telekom Rt. offers a DSL-TV service, including a VoD service, to internet subscribers of its ISP subsidiary and triple-play packages, as well as a DTH service with bundle options. Both Magyar Telekom Rt and Digi TV also provide services over FTTH networks. To meet such competition, UPC Hungary offers a digital television platform with DVR functionality and HD and VoD services. Of the subscription video households in Hungary, 13% subscribe to Digi TV’s DTH service, 6% subscribe to Digi TV’s cable service and 26% subscribe to UPC Hungary’s video cable service.

As in Hungary, Digi TV is also an aggressive DTH competitor in Romania, Czech Republic and Slovakia. Digi TV’s share of the subscription video households in Romania, Czech Republic and Slovakia is 38%, 15% and 27%, respectively. Our market share of such subscription video households is 22%, 57% and 23%, respectively. In Romania, competition also comes from alternative distributors of television signals, including Rom Telecom SA, another DTH provider, and Romania Cable Systems, a cable systems operator. Currently, in the Czech Republic, the incumbent telephone company offers a DSL-TV service, several other operators provide DTH services and a number of local ISPs provide FTTH services. This makes the market for television subscribers in the Czech Republic extremely competitive with price often the deciding factor. In addition, over 70% of the Czech Republic can receive DTT services for free. Pre-paid DTH services are also increasing in popularity in the Czech Republic and Slovakia. In Poland, UPC Poland competes with four DTH service providers, including the incumbent telecommunications provider Telekomunikacja Polska SA, which launched its DTH service in 2008 and offers a mobile broadband service. UPC Poland also competes with three other major cable operators with triple-play services, who have overbuilt portions of UPC Poland’s operations. Also in Central and Eastern Europe, competition from DTT providers has increased significantly in 2009 and FTTH networks are being trialed or expanded. Subscribers in Central and Eastern Europe tend to be more price sensitive than in other European markets. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer a variety of bundled service packages and enhanced digital services, such as VoD and DVR and channel offerings that include certain premium channels at no additional charge.

Belgium. Belgium has a high cable penetration rate with 86% of the households subscribing to a cable service. Telenet’s video cable market share is 52%, making it the largest cable television provider based on number of video cable subscribers. Telenet’s principal competitor is Belgacom, the incumbent telecommunications operator, which has interactive digital television and HD service as part of its video offer. Belgacom also offers double-play and triple-play packages. We also face competition from TV Vlaanderen, which provides digital television via satellite. As a result of the PICs Agreement, we have expanded our digital interactive services and other video cable service on the PICs network. See “Operations — Europe — Liberty Global Europe — Telenet (Belgium)” above. We believe this expansion of services, together with our extensive cable network, the broad acceptance of our basic cable television services and our extensive additional features, such as HD and DVR functionality and VoD offering, enhances our competitive position.

•

Asia/Pacific. Austar is the leading provider of subscription television services in substantially all of its broadcast areas, where its primary competitor is FTA broadcasters. In contrast, the market for multi-channel television services in Japan is highly complex with multiple cable systems, DTH satellite platforms and alternative broadband service providers. In Japan, 14.7% of the households subscribe to a video cable service. With respect to the video cable systems that offer a full complement of cable and broadcast channels, J:COM is the largest in terms of subscribers, serving 36.4% of the video cable households.

•

The Americas. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Telefónica (using the brand name Movistar), TelSur, Telmex Internacional SAB de CV (Telmex) and DirecTV Chile. Telefónica offers double-play and triple-play packages using DTH for video and ADSL for voice and internet. Telmex is offering triple-play packages using DTH and, in certain areas of Santiago, through a hybrid fiber coaxial cable network. Telmex is also expanding its hybrid fiber coaxial cable network in certain regional cities of Chile. Telmex is an aggressive competitor targeting video subscribers, including VTR subscribers, with low price video packages. Other competition comes from video services offered by or over the networks of fixed line telecommunications operators using DSL or ADSL technology (such as TelSur in the southern regions). Use of mobile broadband is also increasing. Of the 35% of Chilean households receiving a video service, VTR services 57% of the video market, compared to 17% for Telefónica, 15% for Telmex and 8% for DirecTV Chile. To effectively compete, VTR has enhanced its digital platform and is expanding to additional neighborhoods, and VoD, DVR, catch-up television and HD services are an integral part of its video packages.

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

Our strategy is speed leadership and we seek to out-perform on speed, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering and a range of value added services. In 2008, UPC Netherlands launched a new bundling strategy, along with (and including) its ultra high-speed internet service with speeds of up to 120 Mbps to compete with FTTH initiatives. In 2009, we also launched our ultra high-speed internet service in most of our other European markets. The focus is to launch high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low and medium-end of the internet market. By fully utilizing the technical capabilities of Euro DOCSIS 3.0 technology, we can compete with local FTTH initiatives and create a competitive advantage compared to DSL infrastructures on a national level.

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

In the Netherlands, we face competition from KPN, the largest broadband internet provider with 45% of the internet market, and operators using the unbundled local loop. As of September 30, 2009, UPC Netherlands provided broadband internet services to 12% of the total broadband internet market. In the second quarter of 2009, UPC Netherlands completed the upgrade of its network to Euro DOCSIS 3.0 and launched its new ultra high-speed internet portfolio. UPC Netherlands now offers significantly more speed at price points similar to the competition.

In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 56% of all broadband internet customers. The next significant competitor is Sunrise Communications AG with 15% of the broadband internet market. Cablecom serves 18% of all broadband internet customers. Cablecom distinguishes itself through bundle offerings and its ultra high-speed internet services.

UPC Austria’s largest competitor with respect to internet services is the incumbent telecommunications company, Telekom Austria AG, with approximately 55% of the total broadband internet subscribers in Austria. UPC Austria’s share of the total broadband internet subscribers is 24%. In addition, UPC Austria faces competition from unbundled local loop access and mobile broadband operators, which have increased the competition in the broadband internet market significantly. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. To compete, UPC Austria has launched bundled offers specifically aimed at these market segments. UPC Austria uses its ultra high-speed internet services and triple-play bundling capabilities across all market segments to encourage customers from other providers to switch to UPC Austria’s services and to reduce churn in the existing customer base.

Mobile data card providers are gaining market share throughout Europe. For example, in Ireland, the largest telephony provider, Telefónica O2 Ireland Limited, offers a range of mobile internet products at competitive prices. The trend towards mobile internet is also visible throughout Europe, where market developments in Austria and Ireland (driven by “3”, a brand name of Hutchison 3G Austria GmbH and Hutchison 3G Ireland Ltd.) are most significant. Outside of mobile internet, UPC Ireland’s most significant competitor is the fixed line incumbent, Eircom Limited, with 55% of the broadband internet market.

In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. FTTH networks are also being built. To a lesser extent mobile broadband is also a threat in the Czech Republic and Slovakia. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom Rt., and Digi TV as well as mobile broadband operators. Such competition has caused existing low-end options to be more prominent in the market. In all of our Central and Eastern Europe markets, except for Romania, we are using our ultra high-speed internet to attract and retain customers. In 2010 we will launch an ultra high-speed internet service in Romania as well.

In Belgium, the internet market continues to grow at a significant pace with 68% of households subscribing to an internet service. Telenet’s primary competitor is Belgacom and other DSL service providers. Belgacom is currently upgrading its network to enable enhanced internet speeds. Also, mobile internet use is increasing. To compete, Telenet offers one of the fastest speeds available to residential customers in Belgium and plans to attract customers with the launch of its ultra high-speed internet service in 2010. Telenet provides broadband internet service to 23.5% of the total broadband internet market in Belgium.

•

Asia/Pacific. In Japan, J:COM competes with FTTH and ADSL providers of broadband internet services. Broadband internet using FTTH technology has become more widely available, and pricing for these services has declined. ADSL providers often offered their broadband internet services at a cost lower than J:COM’s; however, in 2009 J:COM introduced new tiers of broadband internet services at various speeds with more competitive prices in order to maintain and grow its share of the broadband market. The 160 Mbps services based on DOCSIS 3.0 technology offered by J:COM is competitively priced against both FTTH and ADSL. In 2009, NTT and K-OptiCom Corporation each increased their ultra high-speed internet service to up to 200 Mbps, which competes with J:COM’s ultra high-speed internet services in the Sapporo, Sendai, Kanto and Kansai Regions. Such increased speeds are, however, available only in limited areas of such regions. J:COM’s share of the high-speed (128 kbps and greater) broadband internet market in Japan is approximately 5.1%.

•

The Americas. In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Telefónica (under the brand name Movistar), Telmex and Telsur. In response to the availability of mobile data in Chile, VTR has more than doubled its internet speeds for customers as a differentiation strategy. VTR is experiencing increased pricing and download speed pressure from Telefónica, Telmex and Telsur and more effective competition from these companies with the bundle of their internet service with other services. VTR’s share of the residential high-speed (300 kbps and greater) broadband internet market in Chile is 41%, compared to 48% for Telefónica. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service. VTR also offers broadband services through WiMax in parts of Santiago.

Telephony

With respect to telephony services, our businesses continue to compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and long-standing customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTH-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. If competition in the telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. We seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging. We also offer varying plans to meet customer needs and various bundle options.

•

Europe. Across Europe our telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and new entrant VoIP operators offering service across broadband lines are also important in these markets. Generally, we expect telephony markets to remain extremely competitive.

Our telephony strategy in Europe is focused around price leadership, and we position our services as “unlimited”, using our existing product portfolio. Our portfolio includes a basic telephony product for line rental (which includes unlimited network calling in some countries, like Romania), unlimited national off peak calling branded “Freetime” and unlimited national 24/7 calling branded “Anytime”. In 2009, we launched price plans, including unlimited international calls within the EU, in most of our markets. We also use our bundle offerings to help promote telephony services.

In the Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN. In

Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed line telephony service provider followed by Sunrise Communications AG, which also offers carrier pre-select services. To meet the competition, Cablecom enhanced its portfolio with attractive bundle options. The market share of the fixed line telephony market for UPC Netherlands is 8% and for Cablecom is 9%.

In Austria and in our Central and Eastern European markets, the incumbent telephone companies dominate the telephony market. Most of the fixed line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select or wholesale line rental services. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with circuit-switched telephony services, VoIP over our cable network, and DSL technology service over an unbundled loop. In Hungary, we provide circuit-switched telephony services over our copper wire telephony network and VoIP telephony services over our cable network. We continue to gain market share with our VoIP telephony service offerings in all of our European markets and in some markets we have enhanced our telephony services through unlimited calling options.

In Belgium, Belgacom is the dominant telephony provider. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as the new “Free Phone Europe” flat fee plan offered in the “shake” bundles (free off-peak calls to fixed lines in Belgium and 35 European countries). We also compete with mobile operators, including Belgacom, in the provision of telephony service in Belgium. Telenet’s share of the fixed line telephony market is 16%.

•

Asia/Pacific. In Japan, NTT and KDDI are J:COM’s principal competition for telephony business. J:COM also faces increasing competition from new common carriers in the telephony market, as well as ISPs and FTTH-based providers. Many of these carriers offer VoIP telephony services. As of December 31, 2009, call volume over J:COM’s fixed line services had generally declined as mobile phone usage had increased. J:COM’s share of the fixed line telephony market in Japan is approximately 3.6%.

•

The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators such as TelSur and Telmex. Telefónica and TelSur have substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. Claro Chile SA, Telefonica Moviles Chile SA and Entel PCS Telecomunicaciones SA are the primary companies that offer mobile telephony in Chile. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. Also, mobile services are expected to be bundled with other services by competitors, thereby enhancing their competitive position. VTR offers circuit-switched and VoIP telephony services over its cable network. Although mobile phone use has increased, VTR’s fixed line services have continued to increase because of the flat fee offer by VTR. In the residential market, VTR’s share of the fixed line telephony market in Chile is 28%.

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

Employees

As of December 31, 2009, we, including our consolidated subsidiaries, had an aggregate of approximately 23,000 employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.

Financial Information About Geographic Areas

Financial information related to the geographic areas in which we do business appears in note 20 to our consolidated financial statements included in Part II of this report.

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

In some European markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTH networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no government involvement.

The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities, movies, live events, radio broadcasts and print media. Technology advances, such as download speeds, VoD, interactive and mobile broadband services, have increased audience fragmentation through the number of entertainment and information delivery choices. Such increased choices could adversely affect consumer demand for services and viewing preferences. At the same time, these advances have beneficial effects for our programming businesses by increasing the available platforms for distribution of our services.

We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition has resulted in increased customer churn, reductions in the rate of customer acquisition and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or, in certain cases, maintain the revenue, average monthly subscription revenue per average RGU (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.

Changes in technology may limit the competitiveness of and demand for our services. Technology in the video, telecommunications and data services industries is changing rapidly. This significantly influences the demand for the products and services that are offered by our businesses. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue and operating cash flow.

Our capital expenditures may not generate a positive return. The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

If we are unable to obtain attractive programming or necessary equipment and software on satisfactory terms for our digital cable services, the demand for our services could be reduced, thereby lowering revenue and profitability. We rely on digital programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital cable services on satisfactory terms or at all in order to offer compelling digital cable services. This may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. In addition, must carry requirements may consume channel capacity otherwise available for other services. Any or all of these factors could result in reduced demand for, and lower revenue and profitability from, our digital video services. Further, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. We depend on third-party suppliers and licensors to supply our equipment, software and certain services. If demand exceeds these suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Although we actively monitor the creditworthiness of our key third party suppliers and licensors, the financial failure of a key third party supplier or licensor could disrupt our operations and have an adverse impact on our cash flows.

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

Factors Relating to Overseas Operations and Foreign Regulation

Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks. Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	increases in taxes and governmental fees;

•	economic and political instability and related impacts on foreign currency exchange rates; and

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies.

Operational risks that we may experience in certain countries include disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.

We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2009, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2010, (1) approximately 1% to 3% of our revenue, (2) approximately 7% to 9% of our aggregate operating and selling, general and administrative (SG&A) expenses (exclusive of stock-based compensation expense) and (3) approximately 22% to 24% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Europe, Chile, Argentina and Australia and (b) euros in Switzerland, Poland, Hungary, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2010, which exclude non-functional currency transactions of J:COM and Unitymedia, may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, Japanese yen, Chilean peso, euro and Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2009, we expect to continue to increase our use of hedging strategies during 2010 with respect to non-functional currency amounts included in our revenue and our operating and SG&A expenses. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements included in Part II of this report.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of shareholders’ equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of foreign currency risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and, to a lesser extent, the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of electronic communications networks and services require our licensing from, or registration with, the appropriate regulatory authorities and, for telephony services, entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services, as in the Netherlands. In this regard, UPC Netherlands is expected to be required to begin offering its analog cable package (together with the required access) to resellers during the second quarter of 2010. As the wholesale rate that UPC Netherlands will receive from resellers will be somewhat lower than UPC Netherlands’ current retail rate for analog cable services, UPC Netherlands’ average monthly subscription revenue for each analog cable customer and revenue from analog cable services are expected to be adversely impacted to the extent that existing retail analog cable customers of UPC Netherlands become retail analog cable customers of resellers. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. In some cases, ownership restrictions may apply to broadband communications and/or programming businesses. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses or other adverse conditions.

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

Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and in certain countries have imposed access obligations. This has resulted, for example, in specific obligations in the Netherlands in respect of TV resale and distribution, as well as obligations of call termination in respect of our telephony business in Europe and video “must carry” obligations in many markets in which we operate.

When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or European level), which can block, impose conditions on, or delay an acquisition; thus hampering our opportunities for growth.

New legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced in jurisdictions in which we operate. For example, in the European Union a large element of regulation affecting our business derives from a number of legal measures, which we refer to as the Directives, and that are the basis of the regulatory regime concerning many of the services we offer across the EU. The various Directives require Member States to harmonize their laws on communications and cover such issues as access, user rights, privacy and competition. The EU has recently completed a review of all the Directives; however, from time to time any one or more of the Directives may again be reviewed by the EU. Countries will be harmonizing their laws to the Directives as changed in this last review. In harmonizing their laws pursuant to the Directives, Member States have a degree of discretion and may change national laws in a way that is more unfavorable to our operations than the Directives demand.

We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, primarily private equity funds. Even if we were successful in acquiring new businesses, the integration of new businesses may present significant costs and challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating personnel, networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including the recently completed Unitymedia Acquisition.

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

A change in tax laws of any country in which we operate could result in a higher tax expense or a higher effective tax rate on our worldwide earnings. We conduct our worldwide operations through various subsidiaries. Tax laws and regulations applicable to us and to such subsidiaries are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, or in the valuation of our deferred tax assets, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.

For example, on February 1, 2010, the U.S. Treasury Department released a general explanation of the Obama administration’s tax proposals for its fiscal year 2011 budget, which describes a number of proposed amendments to the international provisions of the U.S. Internal Revenue Code that may be applicable to our business, including, but not limited to, proposals relating to the deferral of deduction for interest expense related to deferred foreign income and changes in the determination and calculation of foreign tax credits. It is possible that these proposals could result in changes to the existing U.S. tax laws that affect us. We are unable to predict whether any of these or other proposals will ultimately be enacted. Any such changes could negatively impact our business.

Factors Relating to Certain Financial Matters

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 20 to our consolidated financial statements included in Part II of this report). As a result, we are highly leveraged. At December 31, 2009, our outstanding consolidated debt and capital lease obligations was $25.9 billion, of which $487.7 million is due over the next 12 months and $23.0 billion is due in 2013 or thereafter. J:COM’s debt and capital lease obligations accounted for $424.4 million of the current portion of our debt and capital lease obligations at December 31, 2009. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions in 2009 and early 2010 that, among other matters, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. Our ability to service or refinance our debt and to maintain compliance with the financial covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to repay or limit the borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2009, we purchased $406.8 million (including direct acquisition costs) of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.

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

In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial covenants may be affected by adverse economic, competitive or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.

We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries. We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to EURIBOR, LIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost.

We are subject to increasing operating costs and inflation risks which may adversely affect our earnings. While our operations attempt to increase our subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. In some countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings (loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.

Difficult economic conditions may reduce subscriber spending for our video, internet and telephony services and reduce our rate of growth of subscriber additions. Most of the countries in which we operate are experiencing difficult economic conditions. Because a substantial portion of our revenue is derived from residential subscribers who may be impacted by these conditions, it may be (1) more difficult to attract new subscribers, (2) more likely that certain of our subscribers will downgrade or disconnect their services and (3) more difficult to maintain or increase ARPUs at or from existing levels. Accordingly, our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating subsidiaries could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

We may not freely access the cash of our operating companies. Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (1) our cash and cash equivalents, and (2) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we also receive (1) proceeds in the form of distributions or loan repayments from our subsidiaries or affiliates, (2) proceeds upon the disposition of investments and other assets, (3) proceeds received in connection with the incurrence of debt or the issuance of equity securities, and (4) proceeds received upon the exercise of stock options. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be limited due to tax considerations or the presence of noncontrolling interests. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.

We are exposed to the risk of default by the counterparties to our financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. At December 31, 2009, our exposure to credit risk included (1) derivative assets with a fair value of $907.7 million, (2) cash and cash equivalent and restricted cash balances of $7,417.9 million and (3) aggregate undrawn debt facilities of $1,587.5 million, including CLP 13,837.5 million ($27.3 million) of commitments under VTR’s senior secured credit facility for which we would be required to set aside an equivalent amount of cash collateral. While we currently have no specific concerns about the creditworthiness of any particular counterparty, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. It is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. In this regard, (1) additional financial institutions failures could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (2) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weak economies, could adversely impact our cash flows and liquidity.

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

We may not report net earnings. We reported losses from continuing operations of $15.1 million, $618.5 million and $196.9 million during 2009, 2008 and 2007, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or at all.

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

John C. Malone has significant voting power with respect to corporate matters considered by our stockholders. John C. Malone beneficially owns outstanding shares of our common stock representing 38.5% of our aggregate voting power as of February 19, 2010. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.

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

Change in control provisions in our incentive plan and our convertible note indentures may also discourage, delay or prevent a change in control of our company even if such change of control would be in the best interests of our stockholders.

Our ability to exercise control over certain of our subsidiaries may be, in some cases, dependent upon the consent and co-operation of other equity participants who are not under our control. At December 31, 2009, we had operations in 14 countries through our subsidiaries. Our participation of ownership in each of these subsidiaries has varied from market to market, and in certain countries we have agreements with minority shareholders, which provide these minority shareholders with different rights and the ability to block transactions or decisions that we would otherwise undertake. Our ability to withdraw funds, including dividends, from our participation in, and to exercise management control over, certain of these subsidiaries and investments depends on the consent of the other equity participants in these subsidiaries. Although the terms of our investments vary, our operations may be affected if disagreements develop with other equity participants in our subsidiaries. Failure to resolve such disputes could restrict payments to us and have an adverse effect on our business operations.

Item 1.B.	Unresolved Staff Comments

None.

Item 2.	Properties

During 2009, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.

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

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals decision in the event that Liberty Global Europe’s appeal is not dismissed by the Dutch Supreme Court. It is currently expected that the Dutch Supreme Court will render its decision during the second quarter of 2010.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007, following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court.

PART II

Item 4.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

General

The capitalized terms used in PART II of this Annual Report on Form 10-K have been defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Market Information

We have three series of common stock, LGI Series A, Series B and Series C, which trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low
Year ended December 31, 2009
First quarter	$19.79	$9.11	$21.58	$9.50	$18.35	$8.95
Second quarter	$18.66	$12.94	$18.02	$13.43	$18.30	$12.75
Third quarter	$25.27	$14.46	$25.29	$14.99	$25.06	$14.36
Fourth quarter	$23.84	$18.75	$23.56	$19.01	$23.71	$18.79

Year ended December 31, 2008
First quarter	$41.37	$33.38	$40.80	$34.39	$38.52	$31.70
Second quarter	$37.08	$30.84	$35.57	$31.38	$34.75	$29.63
Third quarter	$36.16	$26.76	$36.74	$26.85	$34.19	$25.65
Fourth quarter	$30.18	$9.89	$29.57	$10.71	$28.39	$10.02

Holders

As of February 19, 2010, there were 2,359, 130 and 2,403 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The required information was previously reported in our Current Report on Form 8-K filed on November 16, 2009, as amended on November 19, 2009 by our Current Report on Form 8-K/A.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2009:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2009 through
October 31, 2009	Series A:	958,646	Series A:	$22.19	Series A:	958,646
	Series C:	963,898	Series C:	$22.06	Series C:	963,898	(b	)
November 1, 2009 through
November 30, 2009	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	(b	)
December 1, 2009 through
December 31, 2009	Series A:	—	Series A:	$—	Series A:	—
	Series C:	—	Series C:	$—	Series C:	—	(b	)
Total — October 1, 2009 through
December 31, 2009	Series A:	958,646	Series A:	$22.19	Series A:	958,646
	Series C:	963,898	Series C:	$22.06	Series C:	963,898	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	Subsequent to December 31, 2009, our board of directors increased the amount authorized under our current repurchase program by $350.0 million. As of February 19, 2010, the remaining amount authorized under this program was $538.5 million.

In addition to the shares listed in the table above, 44,864 shares of LGI Series A common stock and 44,861 shares of LGI Series C common stock were surrendered during the fourth quarter of 2009 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Stock Performance Graph

The following graph compares the percentage change from June 8, 2004 to December 31, 2009 in the cumulative total stockholder return (assuming reinvestment of dividends) on LGI Series A common stock, LGI Series B common stock, LGI Series C common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested on June 8, 2004. The stock prices of our common stock on June 8, 2004 and December 31, 2004 have been adjusted to give effect to our September 6, 2005 Series C dividend.

	June 8, 2004	As of December 31,
		2004	2005	2006	2007	2008	2009
LGI Series A	$100.00	$130.49	$123.63	$160.16	$215.33	$87.47	$120.27
LGI Series B	$100.00	$128.02	$113.31	$146.31	$195.31	$78.86	$109.42
LGI Series C	$100.00	$129.23	$119.64	$158.01	$206.49	$85.67	$123.36
Nasdaq Telecommunications Index	$100.00	$115.52	$109.79	$144.36	$128.41	$73.78	$110.63
Nasdaq Composite Index	$100.00	$107.70	$110.00	$120.83	$131.05	$63.15	$90.77

Item 5.	Selected Financial Data

The following tables present selected historical financial information of LGI and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. This information is only a summary, and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2009	2008	2007	2006	2005
	in millions
Summary Balance Sheet Data: (a) (b)
Property and equipment, net	$12,010.7	$12,035.4	$10,608.5	$8,136.9	$7,991.3
Intangible assets (including goodwill), net	$15,671.5	$15,733.4	$15,315.4	$11,698.0	$10,839.9
Total assets	$39,899.9	$33,986.1	$32,618.6	$25,569.3	$23,378.5
Debt and capital lease obligations, including current portion	$25,852.6	$20,502.9	$18,353.4	$12,230.1	$10,115.0
Total equity	$6,497.1	$6,494.7	$8,282.1	$9,158.6	$9,612.9

	Year ended December 31,
	2009	2008	2007	2006	2005
	in millions, except per share amounts
Summary Statement of Operations Data: (a) (b)
Revenue	$11,080.2	$10,497.7	$8,952.6	$6,453.7	$4,492.7
Operating income	$1,637.0	$1,345.6	$652.4	$344.8	$243.3
Earnings (loss) from continuing operations (c)	$(15.1)	$(618.5)	$(196.9)	$(170.2)	$55.9
Loss from continuing operations attributable to LGI stockholders	$(439.9)	$(803.0)	$(434.6)	$(341.9)	$(65.4)
Basic and diluted loss from continuing operations attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(1.63)	$(2.55)	$(1.14)	$(0.78)	$(0.16)

(a)	On June 15, 2005, we completed the LGI Combination whereby LGI acquired all of the capital stock of UGC that LGI International did not already own and LGI International and UGC each became wholly-owned subsidiaries of LGI. Prior to 2007, we accounted for our interest in Telenet using the equity method. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We also completed a number of other acquisitions during 2009, 2008, 2007, 2006 and 2005. For information concerning our acquisitions during the past three years, see note 4 to our consolidated financial statements.

(b)	Subsequent to December 31, 2009, we sold the J:COM Disposal Group. As we did not meet the requirements to classify the J:COM Disposal Group as held for sale at December 31, 2009, the financial condition, results of operations and cash flows of the J:COM Disposal Group are reflected in our continuing operations as of and for all periods presented in the Selected Financial Data presented above and as of and for all periods presented in our consolidated financial statements included elsewhere herein. We will begin reporting the J:COM Disposal Group as a discontinued operation in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. For additional information, see note 22 to our consolidated financial statements.

(c)	Includes earnings from continuing operations attributable to noncontrolling interests of $424.8 million, $184.5 million, $237.7 million, $171.7 million and $121.3 million, respectively.

Item 6.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2009.

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH satellite operations at December 31, 2009 in 14 countries, primarily in Europe, Japan and Chile. Through our indirect wholly-owned subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications operations of UPC Broadband Holding, a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.5% at December 31, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in J:COM (37.8% at December 31, 2009), we provided broadband communications and, to a lesser extent, programming services in Japan through February 17, 2010. Through our indirect majority ownership interest in Austar (55.0% at December 31, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our analog video service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital video service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and high definition programming.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in most of our European markets with download speeds ranging up to 120 Mbps. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In select markets, including Belgium and Australia, we also offer mobile telephony services using third-party networks.

As further described in note 4 to our consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2009, 2008 and 2007 results of operations. Certain of the more significant of these transactions are listed below:

(i)	J:COM’s acquisition of an additional interest in J Sports on October 1, 2009;

(ii)	J:COM’s acquisition of Mediatti on December 31, 2008;

(iii)	Telenet’s completion of the Interkabel Acquisition on October 1, 2008; and

(iv)	the acquisition of JTV Thematics, the thematics channel business of SC Media, through the September 1, 2007 merger of JTV Thematics with J:COM.

In addition to the transactions listed above, we completed a number of less significant acquisitions in Europe and Japan during 2009, 2008 and 2007.

Subsequent to December 31, 2009, we completed the Unitymedia Acquisition and sold the J:COM Disposal Group. We did not meet the requirements to classify the J:COM Disposal Group as held for sale at December 31, 2009. Accordingly, the financial condition, results of operations and cash flows of the J:COM Disposal Group are reflected as continuing operations in (i) our consolidated financial statements and (ii) our operating statistics, results of operations, cash flows and financial condition that we present and discuss below. The sale of the J:COM Disposal Group and the Unitymedia Acquisition will have a significant impact on our consolidated financial statements. For additional information, see note 22 to our consolidated financial statements.

As further discussed in note 5 to our consolidated financial statements, our consolidated financial statements have been reclassified to present UPC Slovenia as a discontinued operation. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

From a strategic perspective, we are seeking to build broadband communications and video programming businesses that have strong prospects for future growth in revenue and operating cash flow (as defined in note 20 to our consolidated financial statements). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2009, we owned and operated networks that passed 34,782,600 homes and served 27,148,000 revenue generating units (RGUs), consisting of 15,190,300 video subscribers, 6,727,600 broadband internet subscribers and 5,230,100 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 941,700 RGUs during 2009. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added 931,700 RGUs during 2009, as compared to 1,045,300 RGUs that were added on an organic basis during 2008. The organic RGU growth during 2009 is attributable to the growth of our (i) digital cable services, which added 1,569,200 RGUs, (ii) telephony services, which added 609,600 RGUs,

(iii) broadband internet services, which added 581,600 RGUs and (iv) DTH video services, which added 36,200 RGUs. The growth of our digital cable, telephony, broadband internet and DTH video services was partially offset by (i) a decline in our analog cable RGUS of 1,850,400 and (ii) a decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 14,500.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	a decline in the organic growth rate for our consolidated revenue from 5.7% during 2008 to 3.9% during 2009, each as compared to the corresponding prior year;

(ii)	organic declines in overall revenue in Hungary during the fourth quarter of 2009, as compared to the third quarter of 2009;

(iii)	organic declines in (a) subscription revenue in Austria and Hungary and (b) overall revenue in Austria, Hungary and Romania during 2009, as compared to 2008;

(iv)	organic declines in (a) video revenue in Hungary, Austria and the Czech Republic and (b) internet revenue in Austria, Switzerland and Hungary during the fourth quarter of 2009, as compared to the third quarter of 2009;

(v)	organic declines in (a) video revenue in Ireland, Hungary, the Czech Republic, Romania and Slovakia, (b) internet revenue in Austria, Hungary and Slovakia and (c) telephony revenue in Chile, Switzerland and Austria during 2009, as compared to 2008;

(vi)	A lower number of net organic RGU additions during 2009, as compared to 2008, despite an increase in net organic RGU additions during the fourth quarter of 2009, as compared to the fourth quarter of 2008;

(vii)	an organic decline in RGUs in (a) Switzerland, during the fourth quarter of 2009, and (b) Hungary and Switzerland, during the full year 2009;

(viii)	organic declines in video RGUs in most of our European markets during the quarter and full year ended December 31, 2009; and

(ix)	organic declines in the average monthly subscription revenue per average RGU (ARPU) in many of our markets during the quarter and full year ended December 31, 2009, each as compared to the corresponding period in 2008.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, economic and, to a lesser extent, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from broadband internet and telephony services during 2009, as compared to 2008. These declines were largely mitigated by (i) the impact of increased digital cable RGUs and other improvements in our RGU mix and (ii) the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

We continue to face difficult economic environments in most of the countries in which we operate. These economic environments have an adverse impact on our ability to (i) attract new subscribers, (ii) prevent certain of our subscribers from downgrading or disconnecting their services and (iii) maintain or increase ARPUs. Accordingly, our ability to increase, or in certain cases maintain, the revenue, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating subsidiaries could be adversely affected to the extent that relevant economic environments remain weak or decline further. We are currently unable to predict the extent of any of these potential adverse effects.

Over the next few years, we believe that we will continue to be challenged to maintain or improve our organic revenue, RGU and operating cash flow growth rates as we expect that competition will remain strong and that certain of our markets will continue to mature. However, with advanced digital cable offerings and ultra high-speed broadband internet offerings available in most of our markets, we believe that we are well positioned to meet the competition and that we will continue to show growth. Along these lines, we expect that the growth of our broadband communications subsidiaries (including Unitymedia, but excluding J:COM) during this time frame will primarily result from increases in RGUs, as we expect that ARPU will remain relatively unchanged. In this regard, we expect that increases in digital cable, broadband internet and telephony RGUs will more than offset decreases in our analog cable RGUs, and that the positive impact on ARPU from improvements in our product mix, due primarily to the migration of cable subscribers from analog to digital services, will be largely offset by the negative impacts of decreases in our telephony and, to a lesser extent, our broadband internet ARPU. We also believe that during this time frame we will see (i) modest improvements in OCF margins and (ii) declines in aggregate capital expenditures and capital lease additions, as a percentage of revenue. As a result of the competitive and economic environments in which we operate, we also expect that we will continue to be challenged to maintain or improve current subscriber retention rates. To the extent that we experience higher subscriber disconnect rates, it will likely be more difficult to control certain components of our operating, marketing and capital costs. Our expectations with respect to the items discussed in this paragraph are subject to competitive, economic, technological and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory or economic developments could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Liquidity and Capital Resources — Consolidated Cash Flow Statements, below.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2009, 2008 and 2007 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during 2009 was to the euro and the Japanese yen as 34.6% and 32.2% of our U.S. dollar revenue during 2009 was derived from subsidiaries whose functional currency is the euro and the Japanese yen, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, VTR, Austar, and, for the periods presented, had the ability to control J:COM, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide B2B services and J:COM provides certain programming distribution services. At December 31, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, J:COM, VTR and Austar provide broadband communications services in Belgium, Japan, Chile and Australia, respectively. Our corporate and other category includes (i) less significant operating segments that provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

During 2009, we made certain changes to our reportable segments. Segment information for all periods presented has been reclassified to reflect these changes. For additional information concerning these changes and for other information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 20 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense in accordance with our definition of operating cash flow) as well as an analysis of operating cash flow by reportable segment for (i) 2009 as compared to 2008 and (ii) 2008 as compared to 2007. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2009, 2008 and 2007 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees, programming distribution revenue and amounts received for B2B services. Consistent with the presentation of our revenue categories in note 20 to our consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

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

Revenue of our Reportable Segments

Revenue — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$1,139.7	$1,181.1	$(41.4)	(3.5)	1.7
Switzerland	1,020.6	1,017.0	3.6	0.4	0.6
Other Western Europe	835.3	893.8	(58.5)	(6.5)	(1.4)

Total Western Europe	2,995.6	3,091.9	(96.3)	(3.1)	0.5

Central and Eastern Europe	1,112.6	1,292.4	(179.8)	(13.9)	2.3
Central operations	9.1	10.5	(1.4)	(13.3)	(2.8)

Total UPC Broadband Division	4,117.3	4,394.8	(277.5)	(6.3)	1.0
Telenet (Belgium)	1,685.8	1,509.0	176.8	11.7	17.3
J:COM (Japan)	3,571.6	2,854.2	717.4	25.1	13.4
VTR (Chile)	700.8	713.9	(13.1)	(1.8)	5.7
Austar (Australia)	533.9	534.7	(0.8)	(0.1)	6.8
Corporate and other	548.9	576.0	(27.1)	(4.7)	4.7
Intersegment eliminations	(78.1)	(84.9)	6.8	8.0	3.1

Total LGI	$11,080.2	$10,497.7	$582.5	5.5	7.6

The Netherlands. The Netherlands’ revenue decreased $41.4 million or 3.5% during 2009, as compared to 2008. Excluding the effects of FX, the Netherlands’ revenue increased $20.3 million or 1.7%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue during 2009 reflects the net effect of (i) the positive impacts of higher ARPU and a slightly higher number of average RGUs and (ii) the impact of a $7.9 million decrease that is primarily related to favorable analog cable rate settlements with certain municipalities that we recognized in 2008, with $5.3 million of the decrease occurring in the fourth quarter. ARPU increased during 2009, as compared to 2008, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, telephony and broadband internet RGUs, (ii) January 2009 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from telephony services, due primarily to lower telephony call volumes, and (c) a higher proportion of customers selecting lower-priced tiers of broadband internet services. The slight increase in the average number of RGUs during 2009 is attributable to the net effect of increases in the average numbers of digital cable, telephony and broadband internet RGUs and a decline in the average number of analog RGUs. The decline in the Netherlands’ average number of analog cable RGUs is primarily attributable to (i) the effects of significant competition from the incumbent telecommunications operator in the Netherlands and (ii) the migration of analog cable customers to digital cable services. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The decrease in the Netherlands’ non-subscription revenue is primarily attributable to (i) a decrease in revenue from B2B services, due largely to the loss of certain B2B contracts during the latter part of 2008, and (ii) lower interconnect revenue, due largely to January 1, 2009 and July 1, 2009 reductions in termination rates imposed by regulatory authorities.

For information concerning potential adverse impacts on ARPU and revenue from analog cable services as a result of regulatory developments in the Netherlands, see note 19 to our consolidated financial statements.

Switzerland. Switzerland’s revenue increased $3.6 million or 0.4% during 2009, as compared to 2008. Excluding the effects of FX, Switzerland’s revenue increased $6.1 million or 0.6%. This increase is attributable to an increase in subscription revenue that was partially offset by a slight decrease in non-subscription revenue. The increase in subscription revenue is due to an increase in the average number of RGUs and slightly higher ARPU. The increase in the average number of RGUs during 2009 is attributable to the net effect of increases in the average numbers of digital cable, broadband internet and telephony RGUs and a decline in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. During 2009, competition in Switzerland contributed to a net organic decline in total RGUs, as declines in analog cable and telephony RGUs were only partially offset by increases in digital cable and broadband internet RGUs. ARPU increased slightly during 2009, as compared to 2008, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) increased revenue from premium digital services and products more than offset the negative impacts of (a) competition, (b) lower ARPU from telephony services, due primarily to lower telephony call volumes, and (c) lower ARPU from broadband internet services, due primarily to an increase in the proportion of broadband internet subscribers selecting lower-priced tiers of service. The negative effect of the decline in Switzerland’s telephony ARPU contributed to an organic decline in revenue from telephony services during 2009, as compared to 2008. The slight decrease in Switzerland’s non-subscription revenue is primarily attributable to the net effect of (i) lower revenue from B2B construction services and equipment sales and (ii) an increase in revenue from late fees.

Other Western Europe. Other Western Europe’s revenue decreased $58.5 million or 6.5% during 2009, as compared to 2008. This decrease is net of an increase of $2.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Other Western Europe’s revenue decreased $14.6 million or 1.6%. This decrease is attributable to a decrease in subscription revenue that was only partially offset by an increase in non-subscription revenue. The decrease in subscription revenue during 2009 is due to the net effect of lower ARPU and a higher average number of RGUs. The decline in subscription revenue in Other Western Europe, which is largely attributable to the significant competition we are experiencing in Austria and Ireland, includes declines in (i) revenue from broadband internet and telephony services in Austria, and (ii) revenue from video services in Ireland. The declines in Austria’s revenue from broadband internet and telephony services led to declines in Austria’s subscription and overall revenue during 2009. ARPU decreased in Other Western Europe during 2009, as compared to 2008, due primarily to the negative impacts of (i) competition, (ii) a higher proportion of subscribers selecting lower-priced tiers of digital cable service and fewer premium digital products and services, (iii) a higher proportion of customers selecting lower-priced tiers of broadband internet services and, in Austria, telephony services (including usage-based calling plans) and (iv) in Austria, lower telephony call volumes and an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. These negative factors were partially offset by the positive impacts of (a) an improvement in RGU mix, primarily attributable to higher proportions of digital cable RGUs, (b) rate increases for certain analog cable, digital cable and broadband internet services and (c) higher telephony call volume and a higher proportion of customers selecting higher-priced tiers of telephony services in Ireland. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs contributed to an organic decline in the average number of video RGUs in Other Western Europe during 2009, as compared to 2008. During the fourth quarter of 2009, Ireland experienced a sequential increase in revenue from premium digital services, due largely to steps taken during the latter part of 2009 to combat signal theft. Other Western Europe’s non-subscription revenue increased during 2009, primarily attributable to increases in (i) B2B revenue, due primarily to growth in the number of business broadband internet and telephony customers, and (ii) installation revenue.

Central and Eastern Europe. Central and Eastern Europe’s revenue decreased $179.8 million or 13.9% during 2009, as compared to 2008. This decrease is net of a $2.1 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Central and Eastern Europe’s revenue increased $28.0 million or

2.2%. Most of this increase is attributable to an increase in subscription revenue as the positive impact of a higher average number of RGUs was only partially offset by the negative impact of a decrease in ARPU. The increase in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs, which is attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to a decline in the average number of total video RGUs in Central and Eastern Europe during 2009, as compared to 2008. This decline includes average video RGU decreases in Romania, Hungary, the Czech Republic and, to a lesser extent, Slovakia that were only partially offset by a small increase in Poland. The decline in average video RGUs in Romania, Hungary, the Czech Republic and Slovakia led to organic declines in revenue from video services in each of these countries during 2009, as compared to 2008. ARPU decreased in our Central and Eastern Europe segment during 2009, as the negative impacts of (i) competition, (ii) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog and digital cable revenue from premium video services and products and (iv) lower telephony call volumes and other changes in telephony subscriber calling patterns were only partially offset by the positive impacts of (a) an improvement in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (b) rate increases for certain video and telephony services in several countries. Decreases in ARPU from broadband internet services in Hungary and Slovakia led to organic declines in revenue from broadband internet services in each of these countries during 2009, as compared to 2008. Central and Eastern Europe’s non-subscription revenue increased during 2009, as compared to 2008, as a decrease in revenue from B2B services in Romania was more than offset by (i) an increase in interconnect revenue, (ii) higher installation revenue and (iii) a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Hungary and Romania. In Hungary, competition, including competition from a competitor that has overbuilt nearly half of Hungary’s broadband communications network, has contributed to declines during the quarter and full year ended December 31, 2009 in (i) video, broadband internet and overall revenue and (ii) ARPU, each as compared to the corresponding period in 2008. In addition, competition has contributed to a decline in the total number of RGUs in Hungary during 2009. In Romania, competition contributed to declines in video revenue and overall revenue during 2009, as compared to 2008. In response to the competition in Hungary and Romania, we have implemented aggressive pricing and marketing strategies. We expect that we will continue to experience significant competition in future periods in Hungary, Romania and other markets within Central and Eastern Europe.

Telenet (Belgium). Telenet’s revenue increased $176.8 million or 11.7% during 2009, as compared to 2008. This increase includes $134.0 million attributable to the impact of the October 1, 2008 Interkabel Acquisition and another less significant acquisition. Excluding the effects of these acquisitions and FX, Telenet’s revenue increased $126.7 million or 8.4%. This increase is attributable to an increase in subscription revenue that resulted from (i) an increase in ARPU and (ii) a higher average number of RGUs. ARPU increased during 2009, as compared to 2008, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, (iii) an increase in revenue from set-top box rentals due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes, and (iv) February 2009 price increases for digital and analog cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from broadband internet services, due primarily to an increase in the proportion of customers selecting lower-priced tiers of service, and (c) lower ARPU from telephony services, due primarily to lower call volume and a change in subscriber calling patterns. The increase in the average number of RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. Telenet’s non-subscription revenue decreased slightly during 2009, as compared to 2008, due primarily to the net effect of (i) an increase in installation revenue of $16.8 million, primarily attributable to a higher number of digital cable installations, (ii) a decrease in revenue from interconnect fees of $14.2 million, (iii) an increase in mobile telephony revenue and (iv) lower revenue from set-top box sales. The lower revenue from interconnect fees is due primarily to the January 1, 2009 reduction in fixed-line termination rates imposed by regulatory authorities. No further reductions in these termination rates are anticipated.

J:COM (Japan). J:COM’s revenue increased $717.4 million or 25.1% during 2009, as compared to 2008. This increase includes $236.8 million attributable to the aggregate impact of the Mediatti and other less significant acquisitions. Excluding the effects of these acquisitions and FX, J:COM’s revenue increased $145.4 million or 5.1%. This increase is primarily attributable to an increase in subscription revenue that resulted from the net effect of (i) a higher average number of RGUs and (ii) slightly lower ARPU. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. ARPU decreased slightly during 2009, as the positive impacts of (i) an improvement in J:COM’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) an increase in revenue from premium digital cable services and (iii) an increase in the proportion of broadband internet subscribers selecting higher-priced tiers of service were more than offset by the negative impacts of (a) increased bundling discounts and (b) lower telephony call volume. J:COM’s non-subscription revenue increased slightly during 2009, as compared to 2008, primarily attributable to the net effect of (i) an increase in poor reception compensation or “PRC” revenue of $21.4 million, (ii) a decline in revenue from J:COM’s B2B construction services, (iii) lower installation revenue, (iv) an increase in programming revenue and (v) a net increase resulting from individually insignificant changes in other non-subscription revenue categories. Pursuant to its PRC arrangements, J:COM receives compensation from third parties to provide rebroadcasting services to viewers (at no cost to the viewers) whose reception of free over-the-air broadcast channels has been obstructed by obstacles constructed by these third parties. The increase in J:COM’s PRC revenue during 2009 is primarily attributable to revenue earned pursuant to a July 2009 agreement that provides for J:COM to receive cash consideration from a third party in exchange for J:COM’s assumption of the third party’s obligation to provide rebroadcasting services free of charge to residents of certain buildings through July 2011.

VTR (Chile). VTR’s revenue decreased $13.1 million or 1.8% during 2009, as compared to 2008. Excluding the effects of FX, VTR’s revenue increased $40.6 million or 5.7%. Most of this increase is attributable to an increase in subscription revenue that resulted primarily from a higher average number of RGUs. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. ARPU remained relatively constant during 2009 as (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, and (ii) increases due to various inflation and other price adjustments for certain video, broadband internet and telephony services were offset by (a) a decrease due to competition, particularly from the incumbent telecommunications operator in Chile, and (b) a decrease due to higher proportions of subscribers selecting lower-priced tiers of video, broadband internet and telephony services. A decline in VTR’s telephony ARPU contributed to an organic decline in revenue from telephony services during 2009, as compared to 2008.

Austar (Australia). Austar’s revenue decreased $0.8 million or 0.1% during 2009, as compared to 2008. Excluding the effects of FX, Austar’s revenue increased $36.1 million or 6.8%. This increase is attributable to an increase in subscription revenue that resulted from (i) a higher average number of DTH RGUs during 2009 and (ii) the positive impact of higher ARPU. The increase in ARPU is primarily attributable to (i) a March 2009 price increase for certain DTH video services and (ii) higher penetration of premium services, such as personal video recorders. Austar’s non-subscription revenue decreased slightly during 2009, as compared to 2008, as a decline in revenue from mobile telephony services was partially offset by a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

Revenue — 2008 compared to 2007

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$1,181.1	$1,060.6	$120.5	11.4	3.9
Switzerland	1,017.0	873.9	143.1	16.4	4.9
Other Western Europe	893.8	810.3	83.5	10.3	2.8

Total Western Europe	3,091.9	2,744.8	347.1	12.6	3.9

Central and Eastern Europe	1,292.4	1,132.5	159.9	14.1	3.5
Central operations	10.5	11.1	(0.6)	(5.4)	(14.5)

Total UPC Broadband Division	4,394.8	3,888.4	506.4	13.0	3.7

Telenet (Belgium)	1,509.0	1,291.3	217.7	16.9	9.4
J:COM (Japan)	2,854.2	2,249.5	604.7	26.9	11.3
VTR (Chile)	713.9	634.9	79.0	12.4	11.6
Austar (Australia)	534.7	474.5	60.2	12.7	11.6
Corporate and other	576.0	501.2	74.8	14.9	9.7
Intersegment eliminations	(84.9)	(87.2)	2.3	2.6	9.0

Total LGI	$10,497.7	$8,952.6	$1,545.1	17.3	7.9

The Netherlands. The Netherlands’ revenue increased $120.5 million or 11.4% during 2008, as compared to 2007. Excluding the effects of foreign FX, the Netherlands’ revenue increased $41.4 million or 3.9%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue is due to (i) higher ARPU and (ii) a higher number of average RGUs during 2008, as compared to 2007. ARPU was higher during 2008, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to a higher proportion of telephony, digital cable and broadband internet RGUs, (ii) January 2008 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from premium digital services and products, were only partially offset by the negative impacts of (a) increased competition, (b) changes in telephony subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans and (c) an increase in the proportion of customers selecting lower-priced tiers of broadband internet services. The increase in average RGUs is attributable to an increase in average telephony, digital cable and broadband internet RGUs that was only partially offset by a decline in average analog cable RGUs. The decline in the Netherlands’ average analog cable RGUs is primarily attributable to (i) the migration of certain analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in subscription revenue during 2008 also includes the impact of a $6.8 million increase that is primarily related to favorable analog cable rate settlements with certain municipalities, with $4.5 million of the impact relating to the fourth quarter of 2008. The decrease in the Netherlands’ non-subscription revenue is primarily attributable to (i) a decrease in revenue from B2B services, as increased competition has led to the loss of certain B2B contracts, and (ii) lower revenue from installation fees as a result of higher discounting and lower subscriber additions.

Switzerland. Switzerland’s revenue increased $143.1 million or 16.4% during 2008, as compared to 2007. Excluding the effects of FX, Switzerland’s revenue increased $42.7 million or 4.9%. This increase is attributable to an increase in subscription revenue, due to (i) a higher number of average RGUs and (ii) higher ARPU during 2008. The increase in average RGUs is attributable to increases in average digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in average analog cable RGUs. ARPU was higher during 2008, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to a higher proportion of digital cable, telephony and broadband internet RGUs, (ii) a January 2008 price increase for analog and digital cable services and (iii) Switzerland’s digital migration efforts were only partially offset by the negative impacts of (a) increased competition, (b) lower telephony call volume, (c) an increase in the proportion of customers selecting lower-priced tiers of broadband internet services and (d) a lower-priced tier of digital cable services and a decrease in the rental price charged for digital cable set-top boxes that Switzerland began offering in April 2007 to comply with the regulatory framework established by the Swiss Price Regulator in November 2006. Switzerland’s non-subscription revenue remained relatively constant during 2008, as a decrease in interconnect revenue was offset by a net increase resulting from individually insignificant changes in other components of non-subscription revenue. The decrease in interconnect revenue primarily is attributable to reductions in interconnect tariffs that were imposed by a regulatory authority during the fourth quarter of 2008. These tariff reductions, which were retroactive to January 1, 2007, resulted in decreases in interconnect revenue of $2.2 million for the year ended December 31, 2008 and $4.4 million for the fourth quarter of 2008, each as compared to the corresponding prior year period.

Other Western Europe. Other Western Europe’s revenue increased $83.5 million or 10.3% during 2008, as compared to 2007. This increase includes $22.0 million attributable to the impacts of the October 2007 Tirol acquisition and another less significant acquisition. Excluding the effects of these acquisitions and FX, Other Western Europe’s revenue increased $0.5 million or 0.1%. This increase is attributable to an increase in subscription revenue, as the positive impact of a higher number of average RGUs during 2008, as compared to 2007, was only partially offset by lower ARPU. The increase in Other Western Europe’s average RGUs is attributable to increases in the average number of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in average analog cable and MMDS video RGUs. ARPU decreased during 2008, as the positive impacts of (i) an improvement in Other Western Europe’s RGU mix, primarily attributable to a higher proportion of digital cable RGUs, (ii) January 2008 price increases for certain analog cable, digital cable and MMDS video services and (iii) a July 2008 price increase in Ireland for certain broadband internet services were more than offset by the negative impacts of (a) increased competition, (b) lower telephony call volume and (c) an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than circuit-switched telephony service. In Austria, subscription revenue decreased during 2008, as compared to 2007. This decrease, which is largely related to the significant competition we are experiencing in Austria, includes declines in revenue from broadband internet and telephony services that were only partially offset by an increase in revenue from video services. Other Western Europe’s non-subscription revenue decreased slightly during 2008, as compared to 2007, as a decrease in installation revenue in Austria was only partially offset by a net increase resulting from individually insignificant changes in other components of Other Western Europe’s non–subscription revenue.

Central and Eastern Europe. Central and Eastern Europe’s revenue increased $159.9 million or 14.1% during 2008, as compared to 2007. This increase includes $5.9 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Central and Eastern Europe’s revenue increased $33.7 million or 3.0%. Most of this increase is attributable to an increase in subscription revenue as a result of the positive impact of higher average RGUs during 2008 that was only partially offset by the negative impact of lower ARPU. The increase in average RGUs is attributable to increases in average broadband internet RGUs (mostly in Poland, Romania, Hungary and the Czech Republic) and telephony RGUs (mostly related to the expansion of VoIP telephony services in Hungary, the Czech Republic, Poland and Romania), that were only partially offset by a decline in average video RGUs. The decline in average video RGUs is attributable to decreases in Romania and, to a lesser extent, the Czech Republic, Hungary and Slovakia that were only partially offset by a small increase in Poland. ARPU declined in Central and Eastern Europe during 2008, as compared to 2007, as the positive impacts of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable (due in part to the second quarter 2008 launch of digital cable services in Poland and Slovakia) and broadband internet RGUs, and (ii) rate increases for video services in certain countries were more than offset by the negative impacts of (a) increased competition, (b) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers of service and (c) changes in telephony subscriber calling patterns and an increase in the proportion of telephony subscribers selecting fixed-rate calling plans. An increase in non-subscription revenue also contributed to the increase in revenue during 2008, primarily attributable to increases in installation, interconnect and B2B revenue.

In Romania, competition contributed to (i) an organic decline in total RGUs during the three months ended December 31, 2008 and (ii) declines in ARPU, video revenue and overall revenue during 2008, as compared to 2007. In response to the elevated level of competition in Romania, we implemented aggressive pricing and marketing strategies. These strategies, which contributed to the organic decline in Romania’s revenue during 2008, were implemented with the objective of maintaining our market share in Romania and enhancing our prospects for continued revenue growth in future periods. In Hungary, competition contributed to a decline in subscription revenue during 2008, as compared to 2007, as a decline in revenue from video services was only partially offset by increases in revenue from broadband internet and telephony services. In the case of the Czech Republic, competition has contributed to declines during 2008, as compared to 2007, in (i) ARPU from all product categories and (ii) revenue from video services.

Telenet (Belgium). Telenet’s revenue increased $217.7 million or 16.9% during 2008, as compared to 2007. This increase includes $40.8 million attributable to the impact of acquisitions. Excluding the effects of these acquisitions and FX, Telenet’s revenue increased $80.4 million or 6.2%. Most of this increase is attributable to an increase in subscription revenue due to (i) a higher number of average RGUs during 2008, as compared to 2007 and (ii) a slight increase in ARPU. The increase in average RGUs primarily is attributable to increases in the average number of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. ARPU increased slightly during 2008, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to a higher proportion of digital cable, broadband internet and telephony RGUs, (ii) an August 2007 price increase for analog cable services, (iii) an increase in revenue from premium digital cable services, such as video-on-demand, and (iv) an increase in revenue from set-top box rentals due to Telenet’s increased emphasis on the rental, as opposed to the sale, of set-top boxes were largely offset by the negative impacts of (a) increased competition, (b) a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) lower ARPU from telephony services. The decline in ARPU from telephony services reflects an increasing proportion of subscribers selecting fixed-rate calling plans and lower rates for fixed-to-mobile voice traffic. An increase in non-subscription revenue also contributed to the increase in revenue during 2008, as an increase in B2B revenue was only partially offset by lower revenue from set-top box sales and interconnect fees. The decrease in interconnect fees is due primarily to reductions in fixed-line termination rates imposed by regulatory authorities.

J:COM (Japan). J:COM’s revenue increased $604.7 million or 26.9% during 2008, as compared to 2007. This increase includes $100.0 million attributable to the aggregate impact of the September 2007 acquisition of JTV Thematics and other less significant acquisitions. Excluding the effects of these acquisitions and FX, J:COM’s revenue increased $153.4 million or 6.8%. Most of this increase is attributable to an increase in subscription revenue, due primarily to a higher average number of telephony, broadband internet and video RGUs during 2008. ARPU remained relatively constant during 2008 as compared to 2007, as the positive impacts of (i) a higher proportion of digital cable RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, and (iii) a higher proportion of broadband internet subscribers selecting higher-priced tiers of service were offset by the negative impacts of (a) higher bundling discounts and (b) lower telephony call volume.

VTR (Chile). VTR’s revenue increased $79.0 million or 12.4% during 2008, as compared to 2007. Excluding the effects of FX, VTR’s revenue increased $73.4 million or 11.6%. This increase is attributable to an increase in subscription revenue, due primarily to higher average numbers of broadband internet, telephony and video RGUs during 2008 and, to a lesser extent, a slight increase in ARPU. ARPU increased slightly during 2008, as the positive impacts of (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, (ii) various inflation adjustments for certain video, broadband internet and telephony services and (iii) the continued migration of certain telephony subscribers to an unlimited fixed-rate calling plan were only partially offset by the negative impacts of (a) increased competition, particularly from the incumbent telecommunications operator in Chile, and (b) an increase in the proportion of subscribers selecting lower-priced tiers of analog video services.

Austar (Australia). Austar’s revenue increased $60.2 million or 12.7% during 2008, as compared to 2007. Excluding the effects of FX, Austar’s revenue increased $54.9 million or 11.6%. This increase is attributable to an increase in subscription revenue, due primarily to (i) higher average numbers of DTH RGUs during 2008 and (ii) an increase in ARPU. The increase in ARPU is primarily attributable to (i) a January 2008 price increase for DTH video services and (ii) higher penetration of premium services, such as personal video recorders. Austar’s non-subscription revenue increased slightly during 2008, as compared to 2007, as a decline in revenue from mobile telephony services was more than offset by a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

Operating Expenses of our Reportable Segments

Operating expenses — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$347.3	$373.0	$(25.7)	(6.9)	(1.6)
Switzerland	308.8	324.4	(15.6)	(4.8)	(4.6)
Other Western Europe	319.0	348.3	(29.3)	(8.4)	(3.3)

Total Western Europe	975.1	1,045.7	(70.6)	(6.8)	(3.1)

Central and Eastern Europe	416.5	465.7	(49.2)	(10.6)	6.2
Central operations	50.4	49.1	1.3	2.6	9.5

Total UPC Broadband Division	1,442.0	1,560.5	(118.5)	(7.6)	0.1

Telenet (Belgium)	610.1	542.9	67.2	12.4	17.7
J:COM (Japan)	1,317.1	1,094.9	222.2	20.3	8.9
VTR (Chile)	299.4	297.3	2.1	0.7	8.2
Austar (Australia)	269.6	275.9	(6.3)	(2.3)	4.6
Corporate and other	331.8	358.8	(27.0)	(7.5)	3.0
Intersegment eliminations	(77.5)	(78.8)	1.3	1.6	(3.7)

Total operating expenses excluding stock-based compensation expense	4,192.5	4,051.5	141.0	3.5	5.9

Stock-based compensation expense	9.6	9.7	(0.1)	(1.0)

Total LGI	$4,202.1	$4,061.2	$140.9	3.5

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

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) decreased $118.5 million or 7.6% during 2009, as compared to 2008. This decrease is net of a $1.7 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses remained relatively unchanged and includes the following factors:

•

An increase in programming and related costs of $23.4 million or 6.7%, due primarily to (i) growth in digital cable services, predominantly in the Netherlands, Poland, Romania and Austria, and (ii) FX with respect to non-functional currency expenses associated with certain programming contracts in Central and Eastern Europe, particularly in Romania, Poland and Hungary. These increases were partially offset by a decrease in programming and related costs in Ireland as a result of (i) a lower average number of video cable RGUs and (ii) the impact of subscribers selecting lower-priced tiers of digital cable services and products;

•

A decrease in interconnect and access costs of $19.2 million or 10.6%, due primarily to the net effect of (i) lower interconnect and access rates in the Netherlands and Austria, (ii) lower B2B volume in the Netherlands and (iii) higher interconnect rates and growth in the number of telephony and internet subscribers in Ireland. These decreases were partially offset by the impact of interconnect tariff reductions that were imposed by a regulatory authority in Switzerland during the fourth quarter of 2008. The fourth quarter 2008 adjustments that we recorded to reflect these tariff reductions, which were retroactive to January 1, 2007, gave rise to increases in interconnect expense of $2.8 million and $1.5 million during the quarter and year ended December 31, 2009, respectively.

•

An increase in network and information technology related expenses of $18.0 million or 9.8%, due primarily to (i) higher maintenance costs in the UPC Broadband Division’s central operations, the Netherlands and Poland, (ii) higher utility costs in Poland and (iii) an increase relating to the impact of a $2.5 million energy tax credit received by the Netherlands during the fourth quarter of 2008;

•	A decrease associated with lower levels of B2B construction services and equipment sales in Switzerland of $13.2 million;

•	A decrease in personnel costs of $7.5 million or 2.4%, due primarily to certain restructuring activities in Austria and lower staffing levels in Romania;

•

A decrease in bad debt and collection expenses of $3.1 million, due largely to decreases in bad debt expenses in Romania and Ireland that were only partially offset by increases in Switzerland and Austria. The decrease in bad debt expense in Romania, which amounted to $9.8 million, was due primarily to Romania’s improved credit and collection policies; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $67.2 million or 12.4% during 2009, as compared to 2008. This increase includes $76.4 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $19.6 million or 3.6%. This increase includes the following factors:

•

An increase in programming and related costs of $17.6 million or 12.3%, as an increase in content costs associated with the expansion of digital cable services more than offset a decrease in copyright fees that arose from lower average rates due to the favorable renegotiation of certain contracts. In addition, a $4.2 million decrease associated with the impact of accrual releases in connection with certain copyright fee settlements in 2008 contributed to the increase in programming and related costs;

•	An increase of $8.7 million related to the impact of a fourth quarter 2009 settlement of future obligations to provide post-employment benefits to certain of Telenet’s current employees;

•

A decrease in the cost of set-top boxes sold to customers of $8.8 million or 48.1%, due primarily to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes;

•	An increase in call center costs of $8.1 million or 28.2%, due primarily to higher incoming and outgoing call volumes arising from (i) an increase in the number of subscribers selecting advanced services such as digital cable, broadband internet and telephony services, (ii) the migration of customers in the Interkabel footprint to Telenet’s billing system and (iii) Telenet’s efforts to improve service levels and maintain or improve subscriber retention rates;

•	A decrease in personnel costs of $3.9 million or 3.7%, due to the net effect of (i) lower bonus and severance costs, (ii) annual wage increases and (iii) higher staffing levels; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

J:COM (Japan). J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $222.2 million or 20.3% during 2009, as compared to 2008. This increase includes $80.7 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, J:COM’s operating expenses increased $16.8 million or 1.5%. This increase includes the following factors:

•	A decrease in construction-related costs of $12.9 million or 51.6%, due primarily to a decrease in B2B construction services;

•	An increase in personnel costs of $9.8 million or 4.9%, due primarily to higher staffing levels and annual wage increases;

•	An increase in interconnect and access charges of $8.5 million or 6.8%, due primarily to higher numbers of broadband internet and telephony subscribers;

•

An increase in costs related to J:COM’s advertising production business of $3.7 million or 17.7%, primarily attributable to the outsourcing of a portion of production activities beginning in the second quarter of 2009; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $2.1 million or 0.7% during 2009, as compared to 2008. Excluding the effects of FX, VTR’s operating expenses increased $24.5 million or 8.2%. This increase includes the following factors:

•

An increase in programming and related costs of $13.9 million or 15.4%, due primarily to (i) growth in VTR’s digital cable services and (ii) foreign currency exchange fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S. dollars;

•

An increase in bad debt expense of $8.7 million, due primarily to (i) an increase in VTR’s customer base and (ii) the impact of difficult economic conditions. An increase associated with the $3.6 million impact of a second quarter 2008 reversal of a bad debt reserve in connection with the settlement of an interconnect fee dispute also contributed to the increase;

•

A decrease in interconnect and access costs of $8.5 million or 13.3%, due primarily to the net effect of (i) decreases associated with lower tariff rates and call volumes and (ii) increases associated with higher average numbers of broadband internet and telephony subscribers; and

•	An increase in network-related expenses of $7.5 million or 20.3%, due primarily to higher maintenance and materials costs.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) decreased $6.3 million or 2.3% during 2009, as compared to 2008. Excluding the effects of FX, Austar’s operating expenses increased $12.6 million or 4.6%. This increase is primarily attributable to an increase in programming and related costs of $13.8 million or 5.9%, due primarily to (i) a higher average number of Austar’s DTH video RGUs and (ii) rate increases for certain programming contracts.

Operating expenses — 2008 compared to 2007

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$373.0	$369.7	$3.3	0.9	(6.2)
Switzerland	324.4	312.3	12.1	3.9	(5.8)
Other Western Europe	348.3	337.2	11.1	3.3	(3.9)

Total Western Europe	1,045.7	1,019.2	26.5	2.6	(5.3)

Central and Eastern Europe	465.7	414.5	51.2	12.4	3.0
Central operations	49.1	71.3	(22.2)	(31.1)	(35.0)

Total UPC Broadband Division	1,560.5	1,505.0	55.5	3.7	(4.4)

Telenet (Belgium)	542.9	486.4	56.5	11.6	4.7
J:COM (Japan)	1,094.9	895.1	199.8	22.3	7.3
VTR (Chile)	297.3	272.6	24.7	9.1	8.5
Austar (Australia)	275.9	251.0	24.9	9.9	8.7
Corporate and other	358.8	327.4	31.4	9.6	4.9
Intersegment eliminations	(78.8)	(86.5)	7.7	8.9	14.9

Total operating expenses excluding stock-based compensation expense	4,051.5	3,651.0	400.5	11.0	2.6

Stock-based compensation expense	9.7	12.2	(2.5)	(20.5)

Total LGI	$4,061.2	$3,663.2	$398.0	10.9

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $55.5 million or 3.7% during 2008, as compared to 2007. This increase includes $10.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses decreased $76.3 million or 5.1%. This decrease includes the following factors:

•

A decrease in interconnect and access costs of $29.6 million or 11.9%, due primarily to (i) lower interconnect and access rates in Austria, Switzerland and the Netherlands, (ii) lower B2B volume in the Netherlands, (iii) decreased telephony usage in Austria and (iv) reductions in interconnect tariffs in Switzerland that were imposed by a regulatory authority during the fourth quarter of 2008. These tariff reductions, which were retroactive to January 1, 2007, resulted in decreases in interconnect expense of $1.3 million for the year ended December 31, 2008 and $2.8 million for the fourth quarter of 2008, each as compared to the corresponding prior year period;

•

A decrease in personnel costs of $16.8 million or 5.6%, due largely to (i) decreased staffing levels, particularly in (a) the Netherlands, in connection with the integration of certain components of the Netherlands’ operations, (b) Switzerland and Austria, in connection with the increased usage of third parties to manage excess call volume and (c) Romania, in connection with certain restructuring activities, and (ii) an increase in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment for digital cable services;

•

A decrease in network related expenses of $9.5 million or 6.1%, due primarily to (i) cost containment efforts in Switzerland and the Netherlands and (ii) the impact of a $2.8 million energy tax credit received by the Netherlands during the fourth quarter of 2008;

•	A decrease in management fees of $8.8 million, due primarily to the renegotiation of an agreement with the noncontrolling interest owner of one of our operating subsidiaries in Austria;

•

An increase in outsourced labor and consulting fees of $8.5 million or 7.5%, associated with the use of third parties to manage excess call center volume, primarily in Switzerland, Austria and the Czech Republic. This increase, which was due in part to growth in digital cable services, was partially offset by a decrease in Ireland associated with higher costs during 2007 related to a billing system conversion and the integration of certain call center operations;

•

An increase in programming and related costs of $4.2 million or 1.4%, due primarily to growth in digital cable services, predominantly in the Netherlands, Austria and Switzerland. These increases were partially offset by decreases in programming and related costs as a result of lower analog cable RGUs in Romania, Hungary, the Czech Republic and Ireland;

•

A decrease in bad debt expense of $1.4 million, due primarily to reductions in bad debt expense in Switzerland, Austria and to a lesser extent, the Czech Republic, the Netherlands, and Ireland, due largely to improved credit and collection procedures. These decreases were largely offset by a $7.5 million increase in bad debt expense in Romania; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $56.5 million or 11.6% during 2008, as compared to 2007. This increase includes $20.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $2.7 million or 0.6%. This increase includes the following factors:

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

•

An increase in programming and related costs of $7.3 million or 7.0%, as an increase associated with the growth in Telenet’s digital cable services was only partially offset by a $4.1 million decrease associated with the impact of accrual releases in connection with certain copyright fee settlements in 2008;

•	An increase in call overflow fees of $4.8 million or 22.9%, due primarily to increases in staffing levels to manage excess call center volume associated with digital video services;

•

An increase in personnel costs of $2.0 million or 2.1%, as increases associated with (i) annual wage increases and (ii) increased severance costs were only partially offset by decreases associated with (a) increases in personnel and related costs allocable to capital activities, such as the installation of customer premise equipment and network upgrades and (b) reduced staffing levels related to the outsourcing of certain programming operations; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

J:COM (Japan). J:COM’s operating expenses (exclusive of stock-based compensation expense) increased $199.8 million or 22.3% during 2008, as compared to 2007. This increase includes $32.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, J:COM’s operating expenses increased $33.2 million or 3.7%. This increase includes the following factors:

•	An increase in interconnect and access charges of $11.2 million or 12.6%, due primarily to a higher number of broadband internet and telephony subscribers;

•

An increase in programming and related costs of $8.4 million or 3.4%, as a result of growth in the number of video RGUs and a higher proportion of subscribers selecting digital cable over analog cable services;

•	An increase in personnel costs of $6.8 million or 4.1%, due primarily to higher staffing levels and annual wage increases; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $24.7 million or 9.1% during 2008, as compared to 2007. Excluding the effects of FX, VTR’s operating expenses increased $23.3 million or 8.5%. This increase includes the following factors:

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

•

An increase in bad debt expense of $1.6 million, as increases associated with RGU growth and weak economic conditions in Chile were only partially offset by a $3.2 million decrease associated with the impact of the second quarter 2008 reversal of a bad debt reserve in connection with the settlement of an interconnect fee dispute.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $24.9 million or 9.9% during 2008, as compared to 2007. Excluding the effects of FX, Austar’s operating expenses increased $21.7 million or 8.7%. This increase includes the following factors:

•	An increase in programming and related costs of $18.2 million or 8.5%, due primarily to increases in the average number of Austar’s DTH video RGUs; and

•	An increase in personnel costs of $2.5 million or 14.6%, largely due to annual wage increases and increased staffing levels.

SG&A Expenses of our Reportable Segments

SG&A expenses — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$127.0	$137.5	$(10.5)	(7.6)	(2.1)
Switzerland	147.4	152.5	(5.1)	(3.3)	(2.9)
Other Western Europe	124.0	130.7	(6.7)	(5.1)	0.5

Total Western Europe	398.4	420.7	(22.3)	(5.3)	(1.6)

Central and Eastern Europe	130.0	157.2	(27.2)	(17.3)	(1.3)
Central operations	115.7	133.5	(17.8)	(13.3)	(8.7)

Total UPC Broadband Division	644.1	711.4	(67.3)	(9.5)	(2.9)

Telenet (Belgium)	243.1	239.5	3.6	1.5	6.2
J:COM (Japan)	708.6	568.3	140.3	24.7	13.1
VTR (Chile)	113.0	121.1	(8.1)	(6.7)	1.7
Austar (Australia)	78.9	81.5	(2.6)	(3.2)	3.4
Corporate and other	222.6	230.6	(8.0)	(3.5)	2.1
Inter-segment eliminations	(0.6)	(6.1)	5.5	90.2	90.5

Total SG&A expenses excluding stock-based compensation expense	2,009.7	1,946.3	63.4	3.3	4.3

Stock-based compensation expense	120.2	143.8	(23.6)	(16.4)

Total LGI	$2,129.9	$2,090.1	$39.8	1.9

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

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) decreased $67.3 million or 9.5% during 2009, as compared to 2008. This decrease is net of a $0.2 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses decreased $20.6 million or 2.9%. This decrease includes the following factors:

•

A decrease in outsourced labor and professional fees of $7.4 million or 26.9%, due primarily to (i) a decrease in system implementation and other information technology costs incurred by the UPC Broadband Division’s central operations, (ii) a decrease related to costs incurred during 2008 associated with a billing system migration in Switzerland and (iii) a decrease in consulting costs in the Netherlands related to sales and marketing and information technology activities;

•	A $4.2 million increase due to the impact of a favorable settlement of a value added tax contingency in Switzerland during the fourth quarter of 2008;

•	A decrease in sales and marketing costs of $4.1 million or 2.0%, due largely to lower marketing expenditures in Austria, the Netherlands, Hungary and the Czech Republic; and

•	A net decrease resulting from individually insignificant changes in telecommunications, travel and entertainment, personnel and other SG&A expense categories, due largely to cost containment efforts.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $3.6 million or 1.5% during 2009, as compared to 2008. This increase includes $11.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $3.5 million or 1.5%. This increase includes the followings factors:

•

An increase in outsourced labor and professional fees of $7.1 million or 36.0%, due primarily to (i) temporary replacement of certain full-time employees with outside contractors and (ii) an increase in strategic consulting projects;

•	An increase in sales and marketing costs of $6.1 million or 6.7%, due primarily to (i) the impact of higher sales commissions and (ii) an increase in marketing efforts;

•

A decrease in personnel costs of $4.5 million or 5.0%, as the impacts of reduced staffing levels and lower severance costs were only partially offset by higher costs associated with annual wage increases;

•	A decrease in facilities expenses, due primarily to lower maintenance and insurance costs; and

•	A net decrease resulting from individually insignificant changes in other SG&A expense categories.

J:COM (Japan). J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $140.3 million or 24.7% during 2009, as compared to 2008. This increase includes $66.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, J:COM’s SG&A expenses increased $8.4 million or 1.5%. This increase includes the following factors:

•	An increase in personnel costs of $7.0 million or 1.7%, due primarily to higher staffing levels and annual wage increases; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) decreased $8.1 million or 6.7% during 2009, as compared to 2008. Excluding the effects of FX, VTR’s SG&A expenses increased $2.1 million or 1.7%. This increase includes the following factors:

•	An increase in sales and marketing costs of $3.2 million or 10.2%, due primarily to (i) higher sales commissions and (ii) an increase in marketing efforts;

•	A decrease in labor and related costs of $2.4 million or 5.2%, due primarily to reduced staffing levels; and

•

A net increase resulting from individually insignificant changes in other SG&A expense categories, including a decrease associated with legal fees incurred during the second quarter 2008 in connection with the settlement of an interconnect fee dispute.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) decreased $2.6 million or 3.2% during 2009, as compared to 2008. Excluding the effects of FX, Austar’s SG&A expenses increased $2.8 million or 3.4%. This increase includes the following factors:

•	An increase in sales and marketing costs of $1.6 million or 4.9%, due primarily to higher costs in connection with rebranding and marketing efforts, partially offset by lower sales commissions; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

SG&A expenses — 2008 compared to 2007

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$137.5	$141.3	$(3.8)	(2.7)	(9.8)
Switzerland	152.5	143.5	9.0	6.3	(5.7)
Other Western Europe	130.7	131.9	(1.2)	(0.9)	(7.6)

Total Western Europe	420.7	416.7	4.0	1.0	(7.7)

Central and Eastern Europe	157.2	149.7	7.5	5.0	(3.8)
Central operations	133.5	119.5	14.0	11.7	4.5

Total UPC Broadband Division	711.4	685.9	25.5	3.7	(4.7)
Telenet (Belgium)	239.5	207.8	31.7	15.3	8.1
J:COM (Japan)	568.3	442.8	125.5	28.3	12.5
VTR (Chile)	121.1	113.1	8.0	7.1	4.8
Austar (Australia)	81.5	77.3	4.2	5.4	4.0
Corporate and other	230.6	233.5	(2.9)	(1.2)	(5.3)
Inter-segment eliminations	(6.1)	(0.7)	(5.4)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,946.3	1,759.7	186.6	10.6	1.8

Stock-based compensation expense	143.8	181.2	(37.4)	(20.6)

Total LGI	$2,090.1	$1,940.9	$149.2	7.7

N.M. — Not Meaningful.

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $25.5 million or 3.7% during 2008, as compared to 2007. This increase includes $3.6 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses decreased $35.9 million or 5.2%. This decrease includes the following factors:

•

A decrease in sales and marketing costs of $17.1 million or 8.7%, due primarily to decreases related to (i) the Netherlands’ continued emphasis during the 2008 periods on more efficient marketing strategies, (ii) cost containment efforts in Hungary and Austria and (iii) decreased costs due to a UPC rebranding campaign during 2007. These decreases were partially offset by (i) an increase in the costs incurred in Poland to support the launch of digital cable services and (ii) an increase associated with the impact of a favorable first quarter 2007 settlement related to number porting charges in Switzerland;

•

A decrease in outsourced labor and professional fees of $11.6 million or 19.8%, due primarily to decreases in certain central costs and certain costs incurred in the Netherlands, Ireland, Switzerland and Romania;

•	A $4.6 million decrease associated with the impact of a favorable settlement of a value added tax contingency in Switzerland during the fourth quarter of 2008; and

•

A decrease in personnel costs of $2.5 million or 0.9%, as increases in personnel and related costs allocable to capital activities, such as the installation of billing and support systems were only partially offset by the impacts of increases in staffing levels and annual wage increases.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $31.7 million or 15.3% during 2008, as compared to 2007. This increase includes $3.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $13.5 million or 6.5%. This increase includes the followings factors:

•	An increase in outsourced labor and professional fees of $6.0 million or 26.8%, primarily related to certain information technology projects and strategic initiatives performed during 2008;

•

An increase in personnel costs of $4.6 million or 5.8%, as the impacts of (i) annual wage increases and (ii) the $4.3 million impact of an increase in severance costs were only partially offset by decreased costs associated with reduced staffing levels;

•	An increase in sales and marketing costs of $6.3 million or 8.0%, due primarily to increased sales commissions; and

•	A net decrease resulting from individually insignificant changes in other SG&A expense categories.

J:COM (Japan). J:COM’s SG&A expenses (exclusive of stock-based compensation expense) increased $125.5 million or 28.3% during 2008, as compared to 2007. This increase includes $36.1 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, J:COM’s SG&A expenses increased $19.4 million or 4.4%. This increase includes (i) an increase in personnel costs of $15.0 million or 4.7% that is due primarily to higher staffing levels and annual wage increases and (ii) a net increase resulting from individually insignificant changes in other SG&A expense categories.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $8.0 million or 7.1% during 2008, as compared to 2007. Excluding the effects of FX, VTR’s SG&A expenses increased $5.4 million or 4.8%. This increase includes (i) an increase in legal fees of $1.6 million, due primarily to the second quarter 2008 settlement of an interconnect fee dispute, (ii) an increase in personnel costs of $1.2 million or 3.1%, due largely to periodic wage increases, including inflation adjustments, and (iii) a net increase in utility costs and other individually insignificant changes in other expense categories.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $4.2 million or 5.4% during 2008, as compared to 2007. Excluding the effects of FX, Austar’s SG&A expenses increased $3.1 million or 4.0%. This increase includes (i) an increase in sales and marketing costs of $4.3 million or 15.6%, due primarily to higher sales commissions and advertising costs associated with a promotional campaign launched in 2008 and (ii) a net decrease resulting from individually insignificant changes in other SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 20 to our consolidated financial statements.

Operating Cash Flow — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$665.4	$670.6	$(5.2)	(0.8)	4.3
Switzerland	564.4	540.1	24.3	4.5	4.7
Other Western Europe	392.3	414.8	(22.5)	(5.4)	(0.4)

Total Western Europe	1,622.1	1,625.5	(3.4)	(0.2)	3.2

Central and Eastern Europe	566.1	669.5	(103.4)	(15.4)	0.5
Central operations	(157.0)	(172.1)	15.1	8.8	3.8

Total UPC Broadband Division	2,031.2	2,122.9	(91.7)	(4.3)	3.0
Telenet (Belgium)	832.6	726.6	106.0	14.6	20.6
J:COM (Japan)	1,545.9	1,191.0	354.9	29.8	17.7
VTR (Chile)	288.4	295.5	(7.1)	(2.4)	4.7
Austar (Australia)	185.4	177.3	8.1	4.6	11.7
Corporate and other	(5.5)	(13.4)	7.9	59.0	95.0

Total	$4,878.0	$4,499.9	$378.1	8.4	10.4

Operating Cash Flow — 2008 compared to 2007

	Year ended December 31,		Increase		Increase excluding FX
	2008	2007	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$670.6	$549.6	$121.0	22.0	14.2
Switzerland	540.1	418.1	122.0	29.2	16.5
Other Western Europe	414.8	341.2	73.6	21.6	13.4

Total Western Europe	1,625.5	1,308.9	316.6	24.2	14.7

Central and Eastern Europe	669.5	568.3	101.2	17.8	5.8
Central operations	(172.1)	(179.7)	7.6	4.2	10.0

Total UPC Broadband Division	2,122.9	1,697.5	425.4	25.1	14.3
Telenet (Belgium)	726.6	597.1	129.5	21.7	13.7
J:COM (Japan)	1,191.0	911.6	279.4	30.6	14.5
VTR (Chile)	295.5	249.2	46.3	18.6	17.9
Austar (Australia)	177.3	146.2	31.1	21.3	20.6
Corporate and other	(13.4)	(59.7)	46.3	77.6	74.5

Total	$4,499.9	$3,541.9	$958.0	27.0	16.3

Operating Cash Flow Margin — 2009, 2008 and 2007

The following table sets forth the operating cash flow margins of our reportable segments:

	Year ended December 31,
	2009	2008	2007
	%
UPC Broadband Division:
The Netherlands	58.4	56.8	51.8
Switzerland	55.3	53.1	47.8
Other Western Europe	47.0	46.4	42.1

Total Western Europe	54.1	52.6	47.7

Central and Eastern Europe	50.9	51.8	50.2
Total UPC Broadband Division, including central operations	49.3	48.3	43.7

Telenet (Belgium)	49.4	48.2	46.2
J:COM (Japan)	43.3	41.7	40.5
VTR (Chile)	41.2	41.4	39.3
Austar (Australia)	34.7	33.2	30.8

While we experienced improvement in the operating cash flow margins of most of our reportable segments during 2009, as compared to 2008, competitive and economic factors have resulted in (i) a decline in the operating cash flow margin of Central and Eastern Europe and (ii) relatively flat operating cash flow margins for Other Western Europe and VTR. Foreign currency impacts associated with non-functional currency expenses have also negatively impacted our operating cash flow margins, particularly in Central and Eastern Europe and VTR. The improvements in the operating cash flow margins of the Netherlands, Switzerland, Telenet, J:COM and Austar are largely a function of increased operational leverage resulting from (i) revenue growth that is more than offsetting the accompanying increases in operating and SG&A expenses and/or (ii) cost containment efforts. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As compared to 2009, we currently expect that during 2010 (i) the operating cash flow margins of VTR will improve slightly and (ii) the operating cash flow margins of the UPC Broadband Division (excluding Unitymedia), Telenet and Austar will remain relatively constant. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk below.

2009 compared to 2008

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Increase excluding FX	Increase excluding acquisitions and FX
	2009	2008	$	%	%	%
	in millions
Subscription revenue (a):
Video	$5,216.0	$4,893.5	$322.5	6.6	8.8	3.6
Broadband internet	2,634.5	2,475.1	159.4	6.4	8.3	6.4
Telephony	1,426.3	1,364.5	61.8	4.5	5.9	4.9

Total subscription revenue	9,276.8	8,733.1	543.7	6.2	8.2	4.6
Other revenue (b)	1,881.5	1,849.5	32.0	1.7	4.1	0.1
Intersegment eliminations	(78.1)	(84.9)	6.8	8.0	3.1	3.1

Total LGI	$11,080.2	$10,497.7	$582.5	5.5	7.6	3.9

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $582.5 million during 2009, as compared to 2008. This increase includes $387.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $405.8 million or 3.9%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $401.7 million or 4.6% during 2009, as compared to 2008. This increase is attributable to (i) a $177.1 million or 3.6% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) a $157.5 million or 6.4%

increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) a $67.1 million or 4.9% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $1.4 million, or 0.1%, during 2009, as compared to 2008. This increase is primarily attributable to the net effect of (i) decreases in B2B and interconnect revenue, (ii) increases in J:COM’s PRC revenue, (iii) higher programming revenue and (iv) higher installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue — 2009 compared to 2008 above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $140.9 million during 2009, as compared to 2008. This increase includes $163.3 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $0.1 million during 2009. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $76.6 million or 1.9% during 2009, as compared to 2008. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2009 compared to 2008 above, this increase generally reflects the net impact of (i) net increases in programming and other direct costs, (ii) net decreases in interconnect and access charges, (iii) increases in network and information technology related expenses and (iv) less significant net decreases in other operating expense categories.

SG&A expenses

Our SG&A expenses increased $39.8 million during 2009, as compared to 2008. This increase includes a $78.4 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $23.6 million during 2009. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses increased $5.8 million or 0.3% during 2009, as compared to 2008. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2009 compared to 2008 above, this increase generally reflects the net impact of (i) net increases in sales and marketing costs, (ii) decreases in professional fees and (iii) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2009	2008
	in millions
LGI Series A, Series B and Series C common stock:
LGI performance plans (a)	$64.6	$94.4
Stock options, SARs, restricted stock and restricted stock units	42.4	44.0

Total LGI common stock	107.0	138.4
Austar Performance Plan	15.9	16.0
Other	6.9	(0.9)

Total	$129.8	$153.5

Included in:
Operating expense	$9.6	$9.7
SG&A expense	120.2	143.8

Total	$129.8	$153.5

(a)	The stock-based compensation expense related to the LGI performance plans during 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards.

For additional information concerning our stock-based compensation, see note 14 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $130.3 million during 2009, as compared to 2008. Excluding the effect of FX, depreciation and amortization expense increased $195.1 million or 6.9%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, primarily in Japan and Belgium, and (iii) decreases associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium and Hungary.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $138.6 million and $158.5 million during 2009 and 2008, respectively. As further described below, these amounts include impairment charges of $118.8 million and $144.8 million, respectively, to reduce the carrying value of the goodwill associated with our Romanian reporting unit. The 2009 period also includes (i) direct acquisition costs of $11.0 million, including $6.1 million incurred in connection with the Unitymedia Acquisition and (ii) restructuring charges of $10.4 million. As further described in note 22 to our consolidated financial statements, we expect that we will incur significant additional direct acquisition costs during the first quarter of 2010 in connection with the Unitymedia Acquisition. The 2008 period also includes the net effect of (i) restructuring charges aggregating $19.0 million, including (a) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations and (b) a $5.6 million charge related to the reorganization of certain of VTR’s administrative and operational functions, and (ii) a $9.2 million gain on the sale of our interests in certain aircraft.

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

During June 2009, we concluded that an additional goodwill impairment charge was warranted for our reporting unit in Romania, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors have led to (i) lower than expected levels of revenue, cash flows and subscribers and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit.

We continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant. For additional information, see related discussion under Critical Accounting Policies, Judgments and Estimates below.

For additional information concerning our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our interest expense decreased $201.6 million during 2009, as compared to 2008. Excluding the effects of FX, interest expense decreased $118.1 million as a decrease associated with a lower weighted average interest rate during 2009 more than offset an increase associated with a higher average outstanding debt balance. The decline in our weighted average interest rates is due primarily to lower interest rates on the UPC Broadband Holding Bank Facility and our other variable-rate indebtedness.

As further discussed in notes 10 and 22 to our consolidated financial statements, we completed financing transactions in November 2009 and January 2010 that collectively resulted in a significant increase to our indebtedness. As a result of these financing transactions, we expect that, holding all other factors constant, our interest expense in 2010 will be significantly higher than the amount we incurred in 2009.

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

Interest and dividend income

Our interest and dividend income decreased $41.6 million during 2009, as compared to 2008. This decrease primarily is attributable to the net impact of (i) a lower weighted average interest rate, (ii) higher average cash and cash equivalent and restricted cash balances, due in large part to proceeds raised in connection with the debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition, and (iii) a decrease in dividend income. For additional information regarding these debt and equity financings, see notes 10 and 13 to our consolidated financial statements.

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

	Year ended December 31,
	2009	2008
	in millions
Cross-currency and interest rate derivative contracts (a)	$(1,016.1)	$(392.3)
Equity-related derivatives (b)	(74.3)	442.7
Foreign currency forward contracts	(18.3)	34.3
Other	5.5	(5.8)

Total	$(1,103.2)	$78.9

(a)	The loss during 2009 primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei, Hungarian forint and Japanese yen markets, (iii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the euro and (iv) gains associated with increases in market interest rates in the Australian dollar, Polish zloty, U.S. dollar, Czech koruna and Chilean peso markets. In addition, the 2009 loss includes a loss of $27.0 million resulting from changes in our credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements. The loss during 2008 primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in all of our currency markets, (ii) gains associated with decreases in the values of the Polish zloty and Romanian lei relative to the euro, (iii) a gain associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) a loss associated with an increase in the value of the Swiss franc relative to the euro and (v) a loss associated with an increase in the value of the euro relative to the U.S. dollar. In addition, the 2008 loss includes a gain of $106.0 million related to credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements.

(b)	The loss during 2009 primarily is attributable to a decline in the fair value of the Sumitomo Collar associated with (i) a decrease in the value of the Japanese yen relative to the U.S. dollar and (ii) an increase in the market price of Sumitomo common stock. The gain during 2008 primarily is attributable to an increase in the fair value of the Sumitomo Collar associated with (i) a decrease in the market price of Sumitomo common stock and (ii) an increase in the value of the Japanese yen relative to the U.S. dollar. In addition, the fair value of the Sumitomo Collar was negatively impacted during 2008 by an increase in the volatility of Sumitomo common stock.

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

	Year ended December 31,
	2009	2008
	in millions
U.S. dollar denominated debt issued by a Latin American subsidiary	$107.2	$(112.4)
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(60.9)	(10.4)
Yen denominated debt issued by U.S. subsidiaries	47.4	(349.4)
U.S. dollar denominated debt issued by European subsidiaries	33.2	(74.5)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	18.5	(1.7)
Other	4.0	(3.7)

Total	$149.4	$(552.1)

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) during 2008, the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

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

	Year ended December 31,
	2009	2008
	in millions
Investments (a):
Sumitomo	$70.0	$(255.9)
News Corp (b).	(5.1)	(62.7)
Other, net	(8.0)	(16.2)
Debt — UGC Convertible Notes (c)	(79.0)	327.8

Total	$(22.1)	$(7.0)

(a)	For additional information concerning our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 amount includes a gain of $25.9 million recognized in connection with the UGC Convertible Notes that we repurchased in March 2009. For additional information, see notes 8 and 10 to our consolidated financial statements.

Losses on debt modifications and extinguishments, net

We recognized losses on debt modifications and extinguishments, net, of $33.4 million during 2009. These losses include (i) a $19.6 million loss recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.6 million loss recognized in connection with the August 2009 completion of Facilities D, E1, E2 and F under the Telenet Credit Facility and (iii) a $5.2 million loss recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 10 to our consolidated financial statements.

Income tax expense

We recognized income tax benefit of $233.7 million and income tax expense of $433.3 million during 2009 and 2008, respectively.

The income tax benefit during 2009 differs from the expected income tax benefit of $87.1 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) certain basis and other permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain jurisdictions, including tax benefits of $185.3 million and $138.8 million recognized by Telenet and Switzerland, respectively, upon the release of valuation allowances during the fourth quarter of 2009 and (iii) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period. The tax benefit recognized by Telenet upon the release of valuation allowances was allocated between our company and the noncontrolling interest owners of Telenet. These positive impacts were only partially offset by the negative impacts of (i) the recognition of a deferred tax liability associated with the previously unrecorded tax effect of the difference between the financial and tax accounting basis of the J:COM Disposal Group, (ii) differences between the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses and (iv) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

The income tax expense during 2008 differs from the expected income tax benefit of $64.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences between the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses, (iv) the loss of certain tax attributes due to the election to change the filing status of our Australian subsidiaries, (v) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (vi) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit and (vii) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the expected 2010 income tax impacts of this transaction, see note 22 to our consolidated financial statements.

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Loss from continuing operations

During 2009 and 2008, we reported a loss from continuing operations of $15.1 million and $618.5 million, respectively, including (i) operating income of $1,637.0 million and $1,345.6 million, respectively, and (ii) non-operating expense of $1,885.8 million and $1,530.8 million, respectively. Gains or losses associated with (i) the disposition of assets and changes in ownership, (ii) changes in the fair values of derivative instruments and (iii) movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) provisions for litigation, (d) impairment, restructuring and other operating charges, net, (e) interest expense, (f) other net non-operating expenses and (g) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources – Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $239.1 million during 2009, as compared to 2008. This increase is primarily attributable to the net effect of (i) improvements in the results of operations of Telenet, Austar and J:COM and (ii) a decline in the results of operations of VTR.

2008 compared to 2007

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Increase excluding FX	Increase excluding acquisitions and FX
	2008	2007	$	%	%	%
	in millions
Subscription revenue (a):
Video	$4,893.5	$4,287.6	$605.9	14.1	5.1	3.3
Broadband internet	2,475.1	2,051.6	423.5	20.6	10.3	9.3
Telephony	1,364.5	1,166.0	198.5	17.0	7.5	6.8

Total subscription revenue	8,733.1	7,505.2	1,227.9	16.4	6.9	5.5
Other revenue (b)	1,849.5	1,534.6	314.9	20.5	11.7	6.2
Intersegment eliminations	(84.9)	(87.2)	2.3	2.6	9.0	9.0

Total LGI	$10,497.7	$8,952.6	$1,545.1	17.3	7.9	5.7

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary somewhat between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Our consolidated revenue increased $1,545.1 million during 2008, as compared to 2007. This increase includes $189.8 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $514.0 million or 5.7%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $410.9 million or 5.5% during 2008, as compared to 2007. This increase is attributable to (i) a $191.5 million or 9.3% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) a $140.0 million or 3.3% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, and (iii) a $79.4 million or 6.8% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $95.3 million, or 6.2%, during 2008, as compared to 2007. This increase is primarily attributable to the net effect of (i) an increase in programming revenue, (ii) lower installation and B2B revenue and (iii) less significant net increases in other non-subscription revenue categories.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue — 2008 compared to 2007 above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $398.0 million during 2008, as compared to 2007. This increase includes $70.0 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $2.5 million during 2008. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $25.3 million or 0.7% during 2008, as compared to 2007. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2008 compared to 2007 above, this increase generally reflects the net impact of (i) increases in programming and other direct costs, (ii) increases in outsourced labor and consulting fees, (iii) net decreases in interconnect and access charges, (iv) net decreases in network related expenses and (v) less significant net decreases in other operating expense categories.

SG&A expenses

Our SG&A expenses increased $149.2 million during 2008, as compared to 2007. This increase includes a $44.7 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $37.4 million during 2008. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses decreased $13.7 million or 0.8% during 2008, as compared to 2007. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2008 compared to 2007 above, this decrease generally reflects the net impact of (i) net increases in labor costs, (ii) net decreases in sales and marketing costs and (iii) less significant net decreases in other SG&A expense categories.

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

Depreciation and amortization expense

Our depreciation and amortization expense increased $360.7 million during 2008, as compared to 2007. Excluding the effect of FX, depreciation and amortization expense increased $137.9 million or 5.6%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, primarily in Japan, Belgium and Austria, and (iii) decreases associated with certain assets in Japan, Switzerland and Chile becoming fully depreciated.

Provisions for litigation

We recorded provisions for litigation of (i) $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions, and (ii) $25.0 million during the fourth quarter of 2007, representing the binding agreement that was reached in January 2008 to settle the shareholder litigation related to the LGI Combination. For additional information concerning the Cignal Actions, see note 19 to our consolidated financial statements.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $158.5 million and $43.5 million during 2008 and 2007, respectively. The 2008 amount includes the net effect of (i) a $144.8 million charge associated with the impairment of the goodwill of our Romanian reporting unit, (ii) restructuring charges aggregating $19.0 million, including (a) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations and (b) a $5.6 million charge related to the reorganization of certain of VTR’s administrative and operational functions, and (iii) a $9.2 million gain on the sale of our interests in certain aircraft. For additional information concerning the impairment of the goodwill of our Romanian reporting unit, see note 9 to our consolidated financial statements. The 2007 amount includes (i) impairment charges aggregating $12.3 million and (ii) restructuring charges aggregating $22.2 million, including an $8.8 million charge associated with the integration of the Netherlands B2B and broadband communications operations.

For additional information concerning our restructuring charges, see note 17 to our consolidated financial statements.

Interest expense

Our interest expense increased $165.2 million during 2008, as compared to 2007. Excluding the effects of FX, interest expense increased $101.3 million. This increase reflects the net effect of an increase in our average outstanding indebtedness and a slight decrease in our weighted average interest rate. The slight decrease in our weighted average interest rate is due primarily to (i) a decrease in the weighted average interest rate of our UPC Broadband Holding Bank Facility and (ii) a decrease associated with the April 2007 refinancing of the payment-in-kind facility agreement of Liberty Global Switzerland, Inc. Amortization of deferred financing costs increased $10.9 million during 2008, primarily related to fees incurred in connection with (i) the Telenet Credit Facility in August 2007, (ii) the UPC Broadband Holding Bank Facility in the third quarter of 2008 and the second quarter of 2007 and (iii) the LGJ Holdings Credit Facility in October 2007. For additional information, see note 10 to our consolidated financial statements.

Interest and dividend income

Our interest and dividend income decreased $23.7 million during 2008, as compared to 2007. This decrease primarily is attributable to a decrease in our average consolidated cash and cash equivalent and restricted cash balances. Our weighted average interest rate remained relatively constant during 2008, as compared to 2007, as lower weighted average interest rates on most of our cash and cash equivalent balances were offset by the full year impact of a higher interest rate earned on our restricted cash collateral account associated with the VTR Bank Facility. This cash collateral account, which was initially funded in May 2007, earns interest at a rate that is significantly higher than the average rate earned by the remainder of our cash and cash equivalent and restricted cash balances. Dividend income decreased during 2008, as an increase in the dividend income on the Sumitomo common stock that we acquired on July 3, 2007 only partially offset the loss of dividend income on the ABC Family Worldwide, Inc. preferred stock that was redeemed on August 2, 2007. Our interest and dividend income for 2007 includes $18.1 million of dividends earned on our investment in ABC Family Worldwide, Inc. preferred stock.

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

	Year ended December 31,
	2008	2007
	in millions
Equity-related derivatives (a)	$442.7	$239.8
Cross-currency and interest rate derivative contracts (b)	(392.3)	(150.7)
Foreign currency forward contracts	34.3	(19.3)
Other	(5.8)	2.6

Total	$78.9	$72.4

(a)	Includes (i) gains related to the Sumitomo Collar with respect to the Sumitomo shares held by our company since July 2007, (ii) gains related to the News Corp. Forward and (iii) gains during 2007 related to the call options we held with respect to Telenet ordinary shares. The gains on the News Corp. Forward are due primarily to declines in the market price of the respective underlying common stock. The gains related to the Sumitomo Collar primarily are attributable to increases in the fair value of the Sumitomo Collar associated with (i) decreases in the market price of Sumitomo common stock and (ii) increases in the value of the Japanese yen relative to the U.S. dollar. In addition, the fair value of the Sumitomo Collar was negatively impacted by increases in the volatility of Sumitomo common stock.

(b)	The loss during 2008 primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in all of our currencies, (ii) gains associated with decreases in the values of the Polish zloty and Romanian lei relative to the euro, (iii) a gain associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) a loss associated with an increase in the value of the Swiss franc relative to the euro and (v) a loss associated with an increase in the value of the euro relative to the U.S. dollar. In addition, the 2008 loss includes a gain of $106.0 million related to credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements. The loss during 2007 primarily is attributable to the net effect of (i) a loss associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) gains associated with increases in market interest rates in euro and Australian dollar markets, (iii) a gain associated with a decrease in the value of the Swiss franc relative to the euro and (iv) a loss associated with an increase in the value of the Chilean peso relative to the U.S. dollar.

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

	Year ended December 31,
	2008	2007
	in millions
Yen denominated debt issued by U.S. subsidiaries	$(349.4)	$(92.7)
U.S. dollar denominated debt issued by a Latin American subsidiary	(112.4)	33.4
U.S. dollar denominated debt issued by a European subsidiary	(74.5)	221.0
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(10.4)	(18.7)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(1.7)	(55.2)
Swiss franc denominated debt issued by a European subsidiary	—	21.5
Other	(3.7)	0.1

Total	$(552.1)	$109.4

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Unrealized losses due to changes in fair values of certain investments and debt, net

The details of our unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2008	2007
	in millions
Investments (a):
Sumitomo	$(255.9)	$—
News Corp.	(62.7)	—
Other, net	(16.2)	—
Debt — UGC Convertible Notes (b)	327.8	(200.0)

Total	$(7.0)	$(200.0)

(a)	We began using the fair value method to account for certain investments effective January 1, 2008. For additional information concerning our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. For additional information, see notes 8 and 10 to our consolidated financial statements.

Losses on debt modifications and extinguishments, net

We recognized losses on debt modifications and extinguishments, net, of $112.1 million during 2007. These losses include (i) an $88.3 million loss in connection with Telenet’s fourth quarter 2007 refinancing transactions, which loss includes (a) $71.8 million representing the excess of the redemption values over the carrying values of the Telenet Notes and (b) $16.5 million related to the write-off of unamortized deferred financing costs, (ii) a $19.5 million loss resulting from the write-off of unamortized deferred financing costs in connection with the May 2007 refinancing of the VTR Bank Facility, (iii) an $8.4 million loss resulting from the write-off of unamortized deferred financing costs in connection with the second quarter 2007 refinancing of the UPC Broadband Holding Bank Facility and (iv) a $5.2 million gain on the April 2007 redemption of Cablecom Luxembourg’s 9.375% senior notes due 2014. For additional information, see note 10 to our consolidated financial statements.

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

Gains on disposition of assets and changes in ownership, net

We recognized gains on the disposition of assets and changes in ownership, net, of $557.6 million during 2007, primarily related to the recognition of (i) a $489.3 million pre-tax gain in connection with the July 2007 exchange of our interest in SC Media for Sumitomo common stock and (ii) a $62.2 million gain in connection with the July 2007 sale of our investment in Melita.

For additional information regarding our dispositions, see note 5 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $433.3 million and $232.1 million during 2008 and 2007, respectively.

The income tax expense during 2008 differs from the expected income tax benefit of $64.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences between the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses, (iv) the loss of certain tax attributes due to the election to change the filing status of our Australian subsidiaries, (v) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (vi) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit and (vii) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

The income tax expense for 2007 differs from the expected income tax expense of $12.3 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the Netherlands due to an enacted change in tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses, (iii) a difference between the financial and tax accounting treatment of litigation provisions, (iv) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (v) a difference between the financial and tax accounting treatment of goodwill related to the sale of our investment in SC Media. These negative impacts were only partially offset by the positive impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (ii) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period. Our effective tax rate was not significantly impacted by changes in our valuation allowances as the positive impacts of net decreases in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including (i) tax benefits of $86.3 million and $29.0 million recognized by Telenet and J:COM, respectively, upon the release of valuation allowances and (ii) a tax benefit of $56.2 million recognized by the Netherlands to reduce valuation allowances due to a tax rate decrease, were more than offset by the negative impact of a net increase in valuation allowances against currently arising deferred tax assets in certain other tax jurisdictions. The full amount of the tax benefit recognized by Telenet upon the release of valuation allowances was allocated to the noncontrolling interest owners of Telenet.

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Loss from continuing operations

During 2008 and 2007, we reported a loss from continuing operations of $618.5 million and $196.9 million, respectively, including (i) operating income of $1,345.6 million and $652.4 million, respectively, and (ii) non-operating expense of $1,530.8 million and $617.2 million, respectively. Gains or losses associated with the disposition of assets and changes in ownership, changes in the fair values of derivative instruments and movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $52.1 million during 2008, as compared to 2007. This decrease is primarily attributable to declines in the results of operations of Telenet and Austar that were only partially offset by improvements in the results of operations of J:COM and VTR.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Broadband Holding, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2009. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2009 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$5.8
Non-operating subsidiaries	2,022.1

Total LGI and non-operating subsidiaries	2,027.9

Operating subsidiaries:
J:COM	691.7
Telenet	208.8
UPC Holding (excluding VTR)	100.8
VTR	128.2
Austar	84.4
Chellomedia	17.9
Liberty Puerto Rico	6.6
Other operating subsidiaries	3.3

Total operating subsidiaries	1,241.7

Total cash and cash equivalents	$3,269.6

Liquidity of LGI and its Non-operating Subsidiaries

The $5.8 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $2,022.1 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2009. Our remaining cash and cash equivalents of $1,241.7 million at December 31, 2009 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt or the issuance of equity securities by LGI or its non-operating subsidiaries or (iv) proceeds received upon the exercise of stock options. In this regard, during 2009, LGI (i) issued the LGI Convertible Notes and completed the Private Placement of LGI common stock and (ii) received significant cash from its subsidiaries in the form of loan repayments. The net proceeds received from the LGI Convertible Notes and the Private Placement were used to fund a portion of the Unitymedia Purchase Price, and most of the cash received from LGI’s subsidiaries was used to repurchase LGI common stock and UGC Convertible Notes. For additional information concerning the impacts of these transactions on our liquidity, see notes 10, 13 and 22 to our consolidated financial statements.

As further described in note 13 to our consolidated financial statements, we repurchased during 2009 a total of 8,156,567 shares of our LGI Series A common stock at a weighted average price of $18.36 per share and 15,547,602 shares of our LGI Series C common stock at a weighted average price of $16.53 per share, for an aggregate purchase price of $406.8 million, including direct acquisition costs. Subsequent to December 31, 2009, our board of directors increased the amount authorized under our current repurchase program by $350.0 million. As of February 19, 2010, the remaining amount authorized under this program was $538.5 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the LGI and UGC Convertible Notes and the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of LGI’s obligations under the LGI Performance Plans to the extent not satisfied through the issuance of LGI common stock, (iii) the satisfaction of contingent liabilities, (iv) acquisitions, (v) the repurchase of equity and debt securities or (vi) other investment opportunities. No assurance can be given that any external funding would be available on favorable terms, or at all. For additional information concerning the LGI Performance Plans, see note 14 to our consolidated financial statements.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, VTR, Telenet, Austar and Chellomedia, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2009, see note 10 to our consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Pro Forma Liquidity Impacts of Certain Subsequent Events

We completed (i) the Unitymedia Acquisition on January 28, 2010 and (ii) the sale of the J:COM Disposal Group and the related repayment of the outstanding borrowings under the LGJ Holdings Credit Facility on February 18, 2010. In addition, we expect to complete the Debt Pushdown related to the Unitymedia Acquisition in March 2010. The following table presents information regarding our consolidated cash, restricted cash and debt and capital lease obligations, as adjusted to give effect to the assumed completion of these transactions on a pro forma basis as of December 31, 2009. For additional information concerning these transactions, see notes 10 and 22. The pro forma amounts, which are not necessarily indicative of the amounts that would have occurred if such transactions had occurred on December 31, 2009, are based on currently available information and certain assumptions that we believe are reasonable. Amounts presented in the table below represent U.S. dollar equivalents based on December 31, 2009 exchange rates.

	December 31, 2009
	LGI historical	Impact of Unitymedia Acquisition and Debt Pushdown (a)	Impact of J:COM disposal (b)	LGI, as adjusted
	in millions
Cash and cash equivalents	$3,269.6	$(1,449.8)	$2,285.4	$4,105.2

Long-term restricted cash	$4,135.8	$(3,669.7)	$—	$466.1

Total debt and capital lease obligations:
Current	$487.7	$16.7	$(424.4)	$80.0
Long-term	25,364.9	669.9	(3,085.3)	22,949.5

Total debt and capital lease obligations	$25,852.6	$686.6	$(3,509.7)	$23,029.5

(a)	Reflects (i) the use of existing cash balances and cash from the escrow accounts associated with the Unitymedia Senior Notes to fund (a) the Unitymedia Purchase Price, (b) the payment of related estimated transaction costs, (c) the repayment of Unitymedia’s existing indebtedness in connection with the Debt Pushdown and (d) the settlement of certain derivative instruments related to Unitymedia’s existing indebtedness and (ii) the consolidation of the cash and cash equivalents and capital lease obligations of Unitymedia.

(b)	Reflects (i) cash received upon the sale of the J:COM Disposal Group, net of (a) estimated cash paid for transaction costs and (b) cash paid to purchase non-controlling interests in Liberty Jupiter, (ii) the deconsolidation of the J:COM Disposal Group’s cash and cash equivalents and debt and capital lease obligations and (iii) the repayment all amounts outstanding under the LGJ Holdings Credit Facility, including principal and accrued interest, and the cash settlement of related derivative instruments. No adjustment has been reflected for U.S. income tax payments that we expect to make during 2010 in connection with the sale of the J:COM Disposal Group and our other 2010 taxable activities. Based on our expectations as to the tax attributes that will be available to us in 2010, we expect that these 2010 U.S. tax payments will range from $350.0 million to $500.0 million.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31, 2009 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2009 was 4.9. In addition, the ratio of our December 31, 2009 consolidated net debt (debt less cash and cash equivalents and restricted cash balances related to our debt instruments) to our annualized consolidated operating cash flow for the quarter ended December 31, 2009 was 3.5.

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

Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment.

At December 31, 2009, our outstanding consolidated debt and capital lease obligations aggregated $25.9 billion, including $487.7 million that is classified as current in our consolidated balance sheet and $23.0 billion that is due in 2013 or thereafter. J:COM’s debt and capital lease obligations accounted for $424.4 million of the current portion of our debt and capital lease obligations at December 31, 2009. For additional information concerning the maturities of our debt and capital lease obligations, see note 10 to our consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions in 2009 and 2010 that have resulted in the extension of our subsidiaries’ debt maturities, see notes 10 and 22 to our consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) the financial failure of any or our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

At December 31, 2009, $25.2 billion of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at December 31, 2009, see note 10 to our consolidated financial statements.

Consolidated Cash Flow Statements

Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

2009 Consolidated Cash Flow Statement

General. During 2009, we used net cash provided by our operating activities of $3,341.7 million and net cash provided by our financing activities of $694.3 million to fund net cash used by our investing activities of $2,147.8 million and a $1,888.2 million increase in our existing cash and cash equivalents balances (excluding a $5.1 million increase due to changes in FX).

Operating Activities. Net cash provided by our operating activities increased $230.2 million, from $3,111.5 million during 2008 to $3,341.7 million during 2009. This increase is primarily attributable to the net effect of (i) an increase in cash paid related to certain derivative instruments, (ii) lower cash payments for interest, (iii) an increase in the cash provided by our operating cash flow and related working capital items, (iv) an increase in net cash payments for taxes and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities decreased $874.6 million, from $3,022.4 million during 2008 to $2,147.8 million during 2009. This decrease is due primarily to the net effect of (i) a decrease in cash paid in connection with acquisitions of $611.1 million, (ii) an increase in cash received related to the disposition of discontinued operations of $167.5 million and (iii) a decrease in capital expenditures of $125.1 million. Most of the decrease in capital expenditures is due to FX.

The UPC Broadband Division accounted for $1,032.8 million and $1,249.2 million of our consolidated capital expenditures during 2009 and 2008, respectively. The decrease in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) a decrease in expenditures for new build and upgrade projects to expand services, (ii) a decrease due to FX, (iii) a decrease in expenditures for support capital such as information technology upgrades and general support systems and (iv) a decrease in expenditures for the purchase and installation of customer premise equipment. During 2009 and 2008, the UPC Broadband Division’s capital expenditures represented 25.1% and 28.4%, respectively, of its revenue.

Telenet accounted for $368.7 million and $326.2 million of our consolidated capital expenditures during 2009 and 2008, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $24.6 million and $11.2 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $393.3 million and $337.4 million during 2009 and 2008, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2009 period primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) an increase in expenditures for buildings and general support systems, (iii) a decrease in expenditures for new build and upgrade projects to expand services and (iv) a decrease due to FX. During 2009 and 2008, Telenet’s capital expenditures (including amounts financed under capital lease arrangements) represented 23.3% and 22.4%, respectively, of its revenue.

J:COM accounted for $555.7 million and $460.7 million of our consolidated capital expenditures during 2009 and 2008, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $188.9 million and $150.0 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $744.6 million and $610.7 million during 2009 and 2008, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) an increase due to the effects of acquisitions, (ii) an increase due to FX, (iii) a decrease in expenditures for new build and upgrade projects to expand services, (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems and (v) a decrease in expenditures for the purchase and installation of customer premise equipment. During 2009 and 2008, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 20.8% and 21.4%, respectively, of its revenue.

VTR accounted for $155.6 million and $181.7 million of our consolidated capital expenditures during 2009 and 2008, respectively. The decrease in the capital expenditures of VTR is due primarily to the net effect of (i) a decrease due to FX, (ii) a decrease in expenditures for new build and upgrade projects, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems and (iv) an increase in expenditures for the purchase and installation of customer premise equipment. During 2009 and 2008, VTR’s capital expenditures represented 22.2% and 25.5%, respectively, of its revenue.

Austar accounted for $87.5 million and $96.0 million of our consolidated capital expenditures during 2009 and 2008, respectively. The decrease in the capital expenditures of Austar is due primarily to the net effect of (i) a decrease due to FX, (ii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems and (iii) a decrease in expenditures for the purchase and installation of customer premise equipment. During 2009 and 2008, Austar’s capital expenditures represented 16.4% and 18.0%, respectively, of its revenue.

We expect the percentage of revenue represented by our aggregate capital expenditures (including capital lease additions) to decline during 2010, as compared to 2009, with the 2010 percentage expected to range from (i) 21% to 23% for the UPC Broadband Division (excluding Unitymedia); (ii) 19% to 21% for Telenet; (iii) 21% to 23% for VTR and (iv) 14% to 16% for Austar. As further described in note 19, VTR was awarded a 3G license in September 2009, subject to the rejection of certain oppositions. The 2010 estimated range of VTR’s capital expenditures includes the estimated expenditures related to the regulatory requirements of the 3G license, but does not include any expenditures that would be required for commercial deployment of a 3G network. The actual amount of the 2010 capital expenditures of the UPC Broadband Division, Telenet, VTR and Austar may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations. In terms of the composition of the aggregate 2010 capital expenditures of our broadband communications subsidiaries (excluding Unitymedia and J:COM), we expect that 37% to 43% will be used to purchase and install customer premise equipment and that the remainder will be used to fund the rebuild and upgrade of portions of our broadband distribution systems and other capital requirements.

Financing Activities. Net cash provided by our financing activities during 2009 was $694.3 million, compared to net cash used by our financing activities of $823.4 million during 2008. This change primarily is attributable to the net effect of (i) a $3,778.0 million decrease in cash related to increases in cash collateral accounts, (ii) a $3,610.2 million increase in cash received from net borrowings, (iii) a $1,855.5 million decrease in cash paid to repurchase our LGI Series A and Series C common stock, (iv) a $204.5 million decrease related to higher payments of financing fees and (v) a $126.6 million increase related to proceeds received in connection with the issuance of common stock to a third party. The changes in our cash collateral accounts and net borrowings include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net borrowings is due to FX.

2008 Consolidated Cash Flow Statement

General. During 2008, we used net cash provided by our operating activities of $3,111.5 million and $734.3 million of our existing cash and cash equivalent balances (excluding a $72.2 million increase due to changes in FX) to fund net cash used by our investing activities of $3,022.4 million and net cash used by our financing activities of $823.4 million.

Operating Activities. Net cash provided by our operating activities increased $678.3 million, from $2,433.2 million during 2007 to $3,111.5 million during 2008. This increase primarily is attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, (ii) a decrease in net cash provided by operating activities due to higher cash payments for interest, (iii) an increase in cash received related to certain derivative instruments, (iv) an increase in the reported net cash provided by operating activities due to FX and (v) an increase in net cash payments for taxes.

Investing Activities. Net cash used by our investing activities increased $275.4 million, from $2,747.0 million during 2007 to $3,022.4 million during 2008. This increase is due primarily to the net effect of (i) a decrease in cash paid in connection with acquisitions of $465.1 million, (ii) a decrease in proceeds received upon disposition of assets of $441.0 million and (iii) an increase in capital expenditures of $336.1 million. The increase in capital expenditures is due in part to FX.

The UPC Broadband Division accounted for $1,249.2 million and $1,056.6 million of our consolidated capital expenditures during 2008 and 2007, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) an increase due to FX, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for the purchase and installation of customer premise equipment and (iv) a decrease in expenditures for support capital such as information technology upgrades and general support systems. During 2008 and 2007, the UPC Broadband Division’s capital expenditures represented 28.4% and 27.2%, respectively, of its revenue.

Telenet accounted for $326.2 million and $237.6 million of our consolidated capital expenditures during 2008 and 2007, respectively. Telenet uses capital lease arrangements to finance a portion of its capital expenditures. From a financial reporting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our consolidated statements of cash flows. Including $11.2 million and $22.7 million of expenditures that were financed under capital lease arrangements, Telenet’s capital expenditures aggregated $337.4 million and $260.3 million during 2008 and 2007, respectively. The increase in Telenet’s capital expenditures (including amounts financed under capital lease arrangements) during the 2008 period primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) an increase due to FX, (iii) a decrease in expenditures for buildings and general support systems and (iv) an increase in expenditures for new build and upgrade projects to expand services. During 2008 and 2007, Telenet’s capital expenditures (including amounts financed under capital lease arrangements) represented 22.4% and 20.2%, respectively, of its revenue.

J:COM accounted for $460.7 million and $395.5 million of our consolidated capital expenditures during 2008 and 2007, respectively. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. Including $150.0 million and $161.0 million of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $610.7 million and $556.5 million during 2008 and 2007, respectively. The increase in J:COM’s capital expenditures (including amounts financed under capital lease arrangements) is due primarily to the net effect of (i) an increase due to FX, (ii) a decrease in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for new build and upgrade projects to expand services and (iv) a decrease in expenditures for support capital such as information technology upgrades and general support systems. During 2008 and 2007, J:COM’s capital expenditures (including amounts financed under capital lease arrangements) represented 21.4% and 24.7%, respectively, of its revenue.

VTR accounted for $181.7 million and $157.7 million of our consolidated capital expenditures during 2008 and 2007, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) an increase due to FX and (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During 2008 and 2007, VTR’s capital expenditures represented 25.5% and 24.8%, respectively, of its revenue.

Austar accounted for $96.0 million and $92.8 million of our consolidated capital expenditures during 2008 and 2007, respectively. The increase in the capital expenditures of Austar is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment and (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During 2008 and 2007, Austar’s capital expenditures represented 18.0% and 19.6%, respectively, of its revenue.

Financing Activities. Net cash used by our financing activities during 2008 was $823.4 million, compared to net cash provided by our financing activities of $328.6 million during 2007. This change primarily is attributable to the net effect of (i) a $1,176.0 million decrease in cash received from net borrowings, due in part to FX, (ii) a $563.0 million decrease in the net use of cash due to a reduction in cash distributed by our subsidiaries to noncontrolling interest owners and (iii) a $475.0 million increase in cash paid to repurchase our LGI Series A and Series C common stock.

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

Contractual Commitments

As of December 31, 2009, the U.S. dollar equivalents (based on December 31, 2009 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:						Total
	2010	2011	2012	2013	2014	Thereafter
	in millions
Debt (excluding interest)	$232.9	$832.8	$1,183.6	$2,998.4	$4,990.2	$14,924.2	$25,162.1
Capital leases (excluding interest)	253.5	207.4	168.8	124.3	86.4	323.7	1,164.1
Operating leases	216.2	93.4	63.7	43.2	25.6	82.9	525.0
Programming, satellite and other purchase obligations	447.9	194.7	121.3	63.6	33.4	39.7	900.6
Other commitments	74.8	66.0	61.2	57.4	52.6	1,397.4	1,709.4

Total (a)	$1,225.3	$1,394.3	$1,598.6	$3,286.9	$5,188.2	$16,767.9	$29,461.2

Projected cash interest payments on debt and capital lease obligations (b)	$1,205.6	$1,186.8	$1,160.4	$1,161.3	$1,006.6	$2,332.7	$8,053.4

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2009 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($192.7 million at December 31, 2009) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of December 31, 2009. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

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

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the past three years, see note 7 to our consolidated financial statements.

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

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 69% of our total assets at December 31, 2009.

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such events or changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. Certain of our reporting units are publicly traded in active markets. For these reporting units, our fair value determinations are based on quoted market prices. For certain of our non-publicly traded reporting units, fair value substantially exceeded carrying value in the 2008 impairment test, and no events or changes in circumstance have occurred in 2009 with respect to these reporting units that would suggest that there has been any meaningful decline in fair value of these reporting units in 2009. As such, for these reporting units, we have carried forward the 2008 estimated fair value of the reporting unit for purposes of completing the 2009 annual impairment test. For the remainder of our reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans or, in some cases, a market-based approach. For purposes of our 2009 annual impairment test, we relied primarily on the income-based approach due to the limited number of recent transactions involving businesses similar to our broadband communications and programming businesses. With respect to our discounted cash flow analysis, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. The discount rates used in determining the fair values of our reporting units for purposes of our 2009 impairment test ranged from 10% to 19%. The aggregate fair values used in our 2009 impairment tests exceeded our average market capitalization, as determined over a representative period, by an amount which we believe to be reasonable in light of the fact that our equity, and the equity of other companies within our industry, have historically traded at comparable discounts to private market valuations and transactions.

Based on the results of the 2009 annual impairment test, most of our reporting units have fair values that are at least 20% greater than their respective carrying values, including all of our large reporting units. As of our October 1, 2009 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and certain Chellomedia reporting units, had an excess of fair value over carrying value of less than 20%. As of this date, these reporting units had goodwill aggregating approximately $1.3 billion. In order to assess the sensitivity of the reporting unit fair value determinations used for our 2009 impairment calculation, we applied a hypothetical decrease of 20% to the estimated fair value of each reporting unit. A hypothetical 20% decrease in the fair value of each of our reporting units would have resulted in an estimated goodwill impairment associated with five of our reporting units ranging, in aggregate, from $250 million to $700 million. A hypothetical 30% decrease in the fair value of each of our reporting units would have resulted in an estimated goodwill impairment associated with five of our reporting units ranging, in aggregate, from $500 million to $800 million.

During 2009, 2008 and 2007, we recorded impairments of our property and equipment and intangible assets (including goodwill) aggregating $119.9 million, $148.9 million and $12.3 million, respectively. The 2009 and 2008 impairments are primarily due to goodwill impairments recorded in June 2009 and December 2008 with respect to our Romanian reporting unit. For additional information, see note 9 to our consolidated financial statements.

Costs Associated with Construction and Installation Activities

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

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological change, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with definite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment, and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technical changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with definite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense during 2009, 2008 and 2007 was $2,972.6 million, $2,842.3 million and $2,481.6 million, respectively. A 10% increase in the aggregate amount of our depreciation and amortization expense during 2009 would have resulted in a $297.3 million or 18.2% decrease in our 2009 operating income.

Fair Value Measurements

GAAP provides guidance with respect to the recurring and non-recurring fair value measurements and for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments, fair value method investments and UGC Convertible Notes, all of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of the UGC Convertible Notes and our interest rate and foreign currency derivative instruments and (ii) the binomial option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments, fair value method investments and UGC Convertible Notes, see note 8 to our consolidated financial statements. See also notes 6, 7 and 10 to our consolidated financial statements for information concerning our fair value method investments, derivative instruments, and UGC Convertible Notes, respectively.

Changes in the fair values of our derivative instruments, fair value method investments and UGC Convertible Notes have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2009, 2008 and 2007, we reported in our statements of operations net gains (losses) of ($1,125.3 million), $71.9 million and ($127.6 million), respectively, attributable to changes in the fair value of these items.

As further described in note 8 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments, disposal of our fair value method investments, or repayment of the UGC Convertible Notes may differ materially from the recorded fair values at December 31, 2009.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below.

Non-recurring Valuations. Our non-recurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. From December 31, 2006 to December 31, 2009, the aggregate amount of our property and equipment and intangible assets increased by $7.8 billion or 39.6%. A significant portion of this increase is attributable to increases resulting from the application of acquisition accounting. For additional information, see notes 4, 8 and 9 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2009, the aggregate valuation allowance provided against deferred tax assets was $1,919.0 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2009 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2009, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $400.6 million, of which $356.1 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in foreign subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, a net deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. As of December 31, 2009, we have approximately $0.5 billion of net differences in our taxable outside bases that have not been recognized. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have an adverse impact on our consolidated income tax expense and net earnings (loss).

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros, Japanese yen and, to a lesser extent, other currencies. At December 31, 2009, our European subsidiaries held cash balances of $2,121.4 million that were denominated in euros and certain of our subsidiaries with functional currencies other than the U.S. dollar held cash balances of $40.8 million that were denominated in U.S. dollars. Subject to applicable debt covenants, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At December 31, 2009, the aggregate fair value of this investment was approximately $462.2 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2009, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 7 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2010, (i) approximately 1% to 3% of our revenue, (ii) approximately 7% to 9% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 22% to 24% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Europe, Chile, Argentina and Australia and (b) euros in Switzerland, Poland, Hungary, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2010, which exclude non-functional currency transactions of J:COM and Unitymedia, may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, Japanese yen, Chilean peso, euro and Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2009, we expect to continue to increase our use of hedging strategies during 2010 with respect to non-functional currency amounts included in our revenue and our operating and SG&A expenses. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during 2009 was to the euro and the Japanese yen as 34.6% and 32.2% of our U.S. dollar revenue during 2009 was derived from subsidiaries whose functional currencies are the euro and the Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Japanese yen, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2009	2008	2007
Spot rates:
Euro	0.6978	0.7167	0.6857
Swiss franc	1.0349	1.0687	1.1360
Japanese yen	93.14	90.79	111.79
Chilean peso	507.45	638.50	498.10
Australian dollar	1.1138	1.4192	1.1406

	Year ended December 31,
	2009	2008	2007
Average rates:
Euro	0.7193	0.6832	0.7305
Swiss franc	1.0857	1.0822	1.2001
Japanese yen	93.59	103.34	117.77
Chilean peso	559.21	522.81	522.24
Australian dollar	1.2811	1.1968	1.1954

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Telenet, the LIBOR-indexed debt of VTR, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At December 31, 2009, we effectively paid a fixed interest rate on 96% of our variable-rate debt (excluding VTR’s cash-collateralized variable-rate debt) through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2009 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at December 31, 2009 declines to 81%. With the exception of an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 7 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2009, our variable-rate indebtedness aggregated $15.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.42%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $78.5 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. In addition, most of our cash is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of AA-. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions. We generally do not require our counterparties to provide collateral or other security or to enter into master netting arrangements.

At December 31, 2009, our exposure to credit risk included (i) derivative assets with a fair value of $907.7 million, (ii) cash and cash equivalent and restricted cash balances of $7,417.9 million and (iii) aggregate undrawn debt facilities of $1,587.5 million, including CLP 13,837.5 million ($27.3 million) of commitments under the VTR Bank Facility for which we would be required to set aside an equivalent amount of cash collateral.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that certain amounts owing between our company and an insolvent counterparty could be set-off, even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different counterparty, the risks that were the subject of the original derivative contract would no longer be hedged.

While we currently have no specific concerns about the creditworthiness of any particular counterparty, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition.

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below. For additional information, see notes 7, 8 and 10 to our consolidated financial statements.

UPC Holding Cross-currency Options

Holding all other factors constant, at December 31, 2009, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €23.2 million ($33.2 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €27.5 million ($39.4 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €296.9 million ($425.5 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €141.9 million ($203.4 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €98.7 million ($141.4 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €47.7 million ($68.4 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €24.1 million ($34.5 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €30.7 million ($44.0 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €27.1 million ($38.8 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $11.9 million ($12.3 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $3.1 million ($3.3 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2009:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 33.5 billion ($66.0 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 7.1 billion ($14.0 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2009, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €27.8 million ($39.8 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €27.1 million ($38.8 million).

UGC Convertible Notes

Holding all other factors constant, at December 31, 2009:

(i)	an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €11.0 million ($15.8 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €9.0 million ($12.9 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €8.2 million ($11.8 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €6.6 million ($9.5 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €9.1 million ($13.0 million) and conversely, an increase of 10% would have decreased the fair value by approximately €6.3 million ($9.0 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.1 million ($3.0 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €2.1 million ($3.0 million) and conversely, a decrease of 50 basis points would have increased the fair value by €2.2 million ($3.2 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2009:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.4 billion ($36.5 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.3 billion ($35.4 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.0 billion ($42.9 million).

Item 7.	Financial Statements and Supplementary Data

The consolidated financial statements of LGI are filed under this Item, beginning on page II-66. Financial statement schedules are filed under Item 14 of this Annual Report on Form 10-K.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2009. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2009, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-63.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein beginning on page II-64.

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

Item 8B.	Other Information

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2009, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of the following businesses we acquired in 2009:

	Total assets included in consolidated financial statements as of December 31, 2009	Total revenue included in consolidated financial statements for the year ended December 31, 2009
	in millions
J Sports Broadcasting Corporation	$232.5	$36.1
Other	18.8	24.6

	$251.3	$60.7

The aggregate amount of consolidated assets and revenue of these businesses included in our consolidated financial statements as of and for the year ended December 31, 2009 was $251.3 million and $60.7 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Liberty Global, Inc.:

We have audited Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2009 excluded the following businesses acquired in 2009:

	Total assets included in consolidated financial statements as of December 31, 2009	Total revenue included in consolidated financial statements for the year ended December 31, 2009
	in millions
J Sports Broadcasting Corporation	$232.5	$36.1
Other	18.8	24.6

	$251.3	$60.7

The aggregate amount of total assets and revenue of these businesses included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2009 was $251.3 million and $60.7 million, respectively. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors

Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. In 2007, we did not audit the consolidated financial statements of Telenet Group Holding NV, a partially-owned subsidiary, which statements reflect total revenue constituting €942.8 million ($1,293.4 million at the average exchange rate for 2007) for the year ended December 31, 2007 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Telenet Group Holding NV, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2, in 2009, Liberty Global, Inc. changed its method of accounting for business combinations and noncontrolling interests. In 2008, Liberty Global, Inc. changed its method of accounting for certain investments and an insurance arrangement. In 2007, Liberty Global, Inc. changed its method of accounting for income tax uncertainties. As discussed in note 20, in 2009, Liberty Global, Inc. changed its presentation of reportable segments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 24, 2010

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

Antwerp Belgium, February 22, 2008

PricewaterhouseCoopers Bedrijfsrevisoren bcvba

Reperesented by

/s/  B. Gabriëls

Partner

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,269.6	$1,374.0
Trade receivables, net	1,016.7	1,002.8
Deferred income taxes (note 12)	504.2	280.8
Derivative instruments (note 7)	157.6	193.6
Other current assets	330.1	382.5

Total current assets	5,278.2	3,233.7
Restricted cash (note 10)	4,135.8	470.8
Investments (note 6)	1,008.6	979.8
Property and equipment, net (note 9)	12,010.7	12,035.4
Goodwill (note 9)	13,353.8	13,144.7
Intangible assets subject to amortization, net (note 9)	2,130.0	2,405.0
Other assets, net (notes 7, 9 and 12)	1,982.8	1,716.7

Total assets	$39,899.9	$33,986.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS—(continued)

	December 31,
	2009	2008
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$734.9	$735.0
Deferred revenue and advance payments from subscribers and others (note 11)	886.4	918.4
Current portion of debt and capital lease obligations (note 10)	487.7	513.0
Derivative instruments (note 7)	741.6	441.7
Other accrued and current liabilities	1,685.3	1,634.0

Total current liabilities	4,535.9	4,242.1
Long-term debt and capital lease obligations (including $564.1 million and $574.5 million, respectively, measured at fair value) (notes 7 and 10)	25,364.9	19,989.9
Deferred tax liabilities (note 12)	890.5	902.7
Other long-term liabilities (notes 7 and 11)	2,611.5	2,356.7

Total liabilities	33,402.8	27,491.4

Commitments and contingencies (notes 10, 12, 14 and 19)

Equity (note 13):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 134,687,250 and 136,334,241 shares, respectively	1.3	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 9,369,101 and 7,191,210 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 123,483,527 and 137,703,628 shares, respectively	1.2	1.4
Additional paid-in capital	4,105.5	4,124.0
Accumulated deficit	(2,287.0)	(1,874.9)
Accumulated other comprehensive earnings, net of taxes (note 18)	1,299.0	1,141.0

Total LGI stockholders	3,120.1	3,393.0
Noncontrolling interests	3,377.0	3,101.7

Total equity	6,497.1	6,494.7

Total liabilities and equity	$39,899.9	$33,986.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	in millions, except share and per share amounts

Revenue (note 15)	$11,080.2	$10,497.7	$8,952.6

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 14 and 15)	4,202.1	4,061.2	3,663.2
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 14 and 15)	2,129.9	2,090.1	1,940.9
Depreciation and amortization (note 9)	2,972.6	2,842.3	2,481.6
Provisions for litigation (note 19)	—	—	171.0
Impairment, restructuring and other operating charges, net (notes 9 and 17)	138.6	158.5	43.5

	9,443.2	9,152.1	8,300.2

Operating income	1,637.0	1,345.6	652.4

Other income (expense):
Interest expense (note 15)	(945.7)	(1,147.3)	(982.1)
Interest and dividend income	50.0	91.6	115.3
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	(1,103.2)	78.9	72.4
Foreign currency transaction gains (losses), net	149.4	(552.1)	109.4
Realized and unrealized losses due to changes in fair values of certain investments and debt, net (notes 6, 8, and 10)	(22.1)	(7.0)	(200.0)
Losses on debt modifications and extinguishments, net (note 10)	(33.4)	—	(112.1)
Share of results of affiliates, net (note 6)	2.4	5.4	33.7
Other-than-temporary declines in fair values of investments (note 6)	—	—	(212.6)
Gains on disposition of assets and changes in ownership, net (notes 4 and 5)	9.9	—	557.6
Other income (expense), net	6.9	(0.3)	1.2

	(1,885.8)	(1,530.8)	(617.2)

Earnings (loss) from continuing operations before income taxes	(248.8)	(185.2)	35.2
Income tax benefit (expense) (note 12)	233.7	(433.3)	(232.1)

Loss from continuing operations	(15.1)	(618.5)	(196.9)

Discontinued operation (note 5):
Earnings from discontinued operations, net of taxes (note 5)	3.5	16.7	13.5
Gain on disposal of discontinued operations	25.7	—	—

	29.2	16.7	13.5

Net earnings (loss)	14.1	(601.8)	(183.4)
Net earnings attributable to noncontrolling interests	(426.2)	(187.1)	(239.2)

Net loss attributable to LGI stockholders	$(412.1)	$(788.9)	$(422.6)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Continuing operations	$(1.63)	$(2.55)	$(1.14)
Discontinued operations	0.10	0.05	0.03

	$(1.53)	$(2.50)	$(1.11)

Weighted average common shares outstanding — basic and diluted	268,822,323	315,234,690	380,223,355

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2009	2008	2007
	in millions

Net earnings (loss)	$14.1	$(601.8)	$(183.4)

Other comprehensive earnings, net of taxes (note 18):
Foreign currency translation adjustments	70.6	808.7	795.5
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	(3.7)	0.5	9.6
Unrealized losses on available-for-sale securities	—	—	(139.1)
Reclassification adjustment for losses on available-for-sale securities included in net loss	—	—	135.4
Unrealized losses on cash flow hedges	(4.8)	(7.2)	(6.2)
Reclassification adjustment for losses (gains) on cash flow hedges included in net earnings (loss)	2.9	2.4	(4.4)
Pension related adjustments	14.3	(23.4)	13.3

Other comprehensive earnings	79.3	781.0	804.1

Comprehensive earnings	93.4	179.2	620.7
Comprehensive earnings attributable to noncontrolling interests	(347.5)	(646.1)	(354.6)

Comprehensive earnings (loss) attributable to LGI stockholders	$(254.1)	$(466.9)	$266.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2007, before effect of accounting change	$2.0	$0.1	$2.0	$8,093.5	$(1,020.3)	$169.8	$7,247.1	$1,911.5	$9,158.6
Accounting change (note 2)	—	—	—	71.4	123.8	—	195.2	4.5	199.7

Balance at January 1, 2007, as adjusted for accounting change	2.0	0.1	2.0	8,164.9	(896.5)	169.8	7,442.3	1,916.0	9,358.3
Net loss	—	—	—	—	(422.6)	—	(422.6)	239.2	(183.4)
Other comprehensive earnings, net of taxes (note 18)	—	—	—	—	—	688.7	688.7	115.4	804.1
Repurchase and cancellation of LGI common stock (note 13)	(0.3)	—	(0.3)	(1,860.4)	—	—	(1,861.0)	—	(1,861.0)
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	55.9	—	—	55.9	—	55.9
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	12.4	—	—	12.4	—	12.4
Consolidation of Telenet (note 4)	—	—	—	—	—	—	—	688.3	688.3
Purchase of subsidiary shares from noncontrolling interests (note 4)	—	—	—	—	—	—	—	(403.2)	(403.2)
Dividends and distributions to noncontrolling interest owners (note 13)	—	—	—	(114.1)	—	—	(114.1)	(488.4)	(602.5)
Adjustments due to issuance of stock by Telenet (note 4)	—	—	—	(47.2)	—	—	(47.2)	147.0	99.8
Adjustments due to issuance of stock by J:COM (note 4)	—	—	—	55.2	—	—	55.2	190.7	245.9
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	26.5	—	—	26.5	41.0	67.5

Balance at December 31, 2007	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1	$2,446.0	$8,282.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY—(Continued)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2008, before effect of accounting changes	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1	$2,446.0	$8,282.1
Accounting changes (note 2)	—	—	—	—	233.1	(39.5)	193.6	—	193.6

Balance at January 1, 2008, as adjusted for accounting changes	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7	2,446.0	8,475.7
Net loss	—	—	—	—	(788.9)	—	(788.9)	187.1	(601.8)
Other comprehensive earnings, net of taxes (note 18)	—	—	—	—	—	322.0	322.0	459.0	781.0
Repurchase and cancellation of LGI common stock (note 13)	(0.3)	—	(0.3)	(2,216.5)	—	—	(2,217.1)	—	(2,217.1)
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	47.1	—	—	47.1	—	47.1
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	9.0	—	—	9.0	—	9.0
Dividends and distributions to noncontrolling interest owners (note 13)	—	—	—	—	—	—	—	(34.9)	(34.9)
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	(8.8)	—	—	(8.8)	44.5	35.7

Balance at December 31, 2008	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY—(Continued)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net earnings	—	—	—	—	(412.1)	—	(412.1)	426.2	14.1
Other comprehensive earnings, net of taxes (note 18)	—	—	—	—	—	158.0	158.0	(78.7)	79.3
Repurchase and cancellation of LGI common stock (note 13)	(0.1)	—	(0.2)	(406.5)	—	—	(406.8)	—	(406.8)
Issuance of LGI common stock to a third party, net (note 13)	—	—	—	126.6	—	—	126.6	—	126.6
Issuance of LGI Convertible Notes, net (note 10)	—	—	—	194.0	—	—	194.0	—	194.0
Stock-based compensation, net of taxes (notes 3 and 14)	—	—	—	50.3	—	—	50.3	—	50.3
Reclassification of LGI Performance Plans obligation settled with common stock (note 14)	—	—	—	36.4	—	—	36.4	—	36.4
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	(27.3)	—	—	(27.3)	—	(27.3)
Dividends and distributions to noncontrolling interest owners (note 13)	—	—	—	—	—	—	—	(91.7)	(91.7)
Consolidation of J Sports (note 4)	—	—	—	—	—	—	—	37.1	37.1
Disposal of UPC Slovenia (note 5)	—	—	—	—	—	—	—	(17.9)	(17.9)
Adjustments due to other changes in subsidiaries’ equity and other, net (note 13)	—	—	—	8.0	—	—	8.0	0.3	8.3

Balance at December 31, 2009	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	in millions
Cash flows from operating activities:
Net earnings (loss)	$14.1	$(601.8)	$(183.4)
Earnings from discontinued operations	(29.2)	(16.7)	(13.5)

Loss from continuing operations	(15.1)	(618.5)	(196.9)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	129.8	153.5	193.4
Depreciation and amortization	2,972.6	2,842.3	2,481.6
Provisions for litigation	—	—	171.0
Impairment, restructuring and other operating charges	138.6	158.5	43.5
Amortization of deferred financing costs and non-cash interest	73.5	47.1	74.3
Realized and unrealized losses (gains) on derivative instruments, net	1,103.2	(78.9)	(72.4)
Foreign currency transaction losses (gains), net	(149.4)	552.1	(109.4)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net of dividends	41.4	9.2	200.0
Losses on debt modifications and extinguishments	33.4	—	112.1
Share of results of affiliates, net of dividends	(2.4)	(5.4)	(28.5)
Deferred income tax expense (benefit)	(511.1)	232.1	130.4
Other-than-temporary declines in fair values of investments	—	—	212.6
Gains on disposition of assets and changes in ownership, net	(9.9)	—	(557.6)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	112.4	222.0	252.1
Payables and accruals	(575.3)	(402.5)	(473.0)
Net cash provided by operating activities of discontinued operations	11.6	26.5	20.0

Net cash provided by operating activities	3,353.3	3,138.0	2,453.2

Cash flows from investing activities:
Capital expended for property and equipment	(2,235.3)	(2,360.4)	(2,024.3)
Proceeds received upon disposition of discontinued operations, net of disposal costs	167.5	—	—
Cash paid in connection with acquisitions, net of cash acquired	(72.8)	(683.9)	(1,149.0)
Proceeds received upon dispositions of assets	23.7	40.4	481.4
Other investing activities, net	(30.9)	(18.5)	(55.1)
Net cash used by investing activities of discontinued operations	(9.3)	(22.4)	(39.7)

Net cash used by investing activities	$(2,157.1)	$(3,044.8)	$(2,786.7)

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2009	2008	2007
	in millions
Cash flows from financing activities:
Borrowings of debt	$7,107.2	$2,516.6	$4,932.6
Repayments and repurchases of debt and capital lease obligations	(2,034.0)	(1,053.6)	(2,293.6)
Change in cash collateral	(3,768.6)	9.4	6.2
Repurchase of LGI common stock	(416.3)	(2,271.8)	(1,796.8)
Payment of financing costs	(232.2)	(27.7)	(95.3)
Proceeds from issuance of LGI common stock to a third party, net	126.6	—	—
Distributions by subsidiaries to noncontrolling interests	(91.7)	(33.5)	(596.5)
Proceeds from issuance of stock by subsidiaries	12.9	31.9	124.9
Other financing activities, net	(9.6)	5.3	47.1
Net cash used by financing activities of discontinued operations	—	(3.5)	(1.1)

Net cash provided (used) by financing activities	694.3	(826.9)	327.5

Effect of exchange rates on cash	5.1	72.2	161.0

Net increase (decrease) in cash and cash equivalents:
Continuing operations	1,893.3	(662.1)	175.8
Discontinued operations	2.3	0.6	(20.8)

Net increase (decrease) in cash and cash equivalents	1,895.6	(661.5)	155.0
Cash and cash equivalents:
Beginning of period	1,374.0	2,035.5	1,880.5

End of period	$3,269.6	$1,374.0	$2,035.5

Cash paid for interest	$826.6	$1,288.0	$905.3

Net cash paid for taxes	$215.8	$141.3	$76.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home (DTH) satellite operations at December 31, 2009 in 14 countries, primarily in Europe, Japan and Chile. LGI was formed for the purpose of effecting the combination of LGI International, Inc. (LGI International) and UnitedGlobalCom, Inc. (UGC) (the LGI Combination). As a result of the LGI Combination, LGI International and UGC each became wholly-owned subsidiaries of LGI. LGI International is the predecessor to LGI and was formed in connection with the June 2004 spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media). In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Through our indirect wholly-owned subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications operations of UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding, are collectively referred to as the UPC Broadband Division. UPC Broadband Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com SA (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.5% at December 31, 2009), we provide broadband communications services in Belgium. Through our indirect controlling ownership interest in Jupiter Telecommunications Co., Ltd. (J:COM) (37.8% at December 31, 2009), we provided broadband communications and, to a lesser extent, programming services in Japan through February 17, 2010. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (55.0% at December 31, 2009), we provide DTH satellite services in Australia. We also have (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). Accordingly, we have presented UPC Slovenia as a discontinued operation in our consolidated statements of operations and cash flows and related footnote disclosures. See note 5.

Subsequent to December 31, 2009, we (i) acquired Unitymedia GmbH (Unitymedia), Germany’s second largest cable television provider and (ii) sold our ownership interests in three of our subsidiaries, including Liberty Jupiter LLC (Liberty Jupiter) (formerly Liberty Jupiter, Inc.), which directly or indirectly, including through certain trust arrangements, held our ownership interests in J:COM (the J:COM Disposal Group). As we did not meet the requirements to classify the J:COM Disposal Group as held for sale at December 31, 2009, the financial condition, results of operations and cash flows of the J:COM Disposal Group are reflected in our continuing operations in these consolidated financial statements. We expect to begin reporting the J:COM Disposal Group as a discontinued operation in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. For additional information, see note 22.

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2009.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through February 24, 2009, the date of issuance.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(2)	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

SFAS 168

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with Accounting Principles Generally Accepted in the United States (GAAP). In June 2009, SFAS 162 was replaced by SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162 (SFAS 168), subsequently codified within FASB Accounting Standards Codification (FASB ASC) Topic 105, Generally Accepted Accounting Principles. The FASB ASC is now the source of authoritative GAAP recognized by the FASB. We adopted SFAS 168 effective July 1, 2009 and such adoption did not have a material impact on our consolidated financial statements.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008 and interim periods within those years as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairment assessments. We prospectively adopted SFAS 157 (exclusive of the deferred provisions discussed above) effective January 1, 2008 and we prospectively adopted the deferred provisions of SFAS 157 effective January 1, 2009.

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), subsequently codified within FASB ASC Topic 810, Consolidation (FASB ASC 810). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

deconsolidation of a subsidiary. It also states that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 requires (i) that consolidated net income include the amounts attributable to both the parent and noncontrolling interest, (ii) that a parent recognize a gain or loss in net income in connection with changes in ownership that result in the consolidation of investees or the deconsolidation of subsidiaries and (iii) expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and such adoption resulted in the retrospective reclassification of minority interests in subsidiaries to noncontrolling interests within equity.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 825, Financial Instruments, which permits entities to choose to measure financial assets and financial liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the fair value method of accounting for certain equity method and available-for-sale investments, and such adoption resulted in (i) an increase to our investments of $280.9 million, (ii) an increase to our long-term deferred tax liabilities of $82.3 million, (iii) a decrease to our accumulated other comprehensive earnings, net of taxes, of $39.5 million and (iv) a decrease to our accumulated deficit of $238.1 million. Our adjustment to accumulated other comprehensive earnings, net of taxes, includes the release of previously-recorded foreign currency translation gains of $3.7 million and unrealized gains on available-for-sale securities of $35.8 million.

EITF 06-10

In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), subsequently codified within FASB ASC Topic 715. EITF 06-10 provides guidance for determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12, Omnibus Opinion (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. Effective January 1, 2008, we adopted EITF 06-10, which is applicable to two joint survivor life insurance policies that provide for an aggregate death benefit of $30 million on the lives of one of our former directors and his spouse. Such adoption resulted in (i) an increase to our other long-term assets of $21.8 million, (ii) an increase to our other accrued and current liabilities of $13.2 million, (iii) a decrease to our long-term deferred tax liabilities of $2.9 million, (iv) an increase to our other long-term liabilities of $16.5 million and (v) an increase to our accumulated deficit of $5.0 million.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 740. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

recognition threshold and provides guidance for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

In connection with our January 1, 2007 adoption of FIN 48, we recognized (i) a $157.9 million decrease to our other long-term liabilities related to uncertain income tax positions, (ii) a $187.3 million increase to our deferred tax assets, net of related valuation allowances, (iii) a $123.8 million decrease to our accumulated deficit and (iv) a $145.5 million decrease to our goodwill. In addition, we recorded a $71.4 million increase to additional paid-in capital and a $4.5 million increase to noncontrolling interests related to the noncontrolling interest owners’ share of the decrease to the January 1, 2007 stockholders’ deficit of a majority-owned subsidiary.

Other accounting changes

In addition to the accounting changes described above, we adopted the following new accounting pronouncements during 2009 and such adoptions did not have a material impact on our consolidated financial statements:

•

Effective January 1, 2009, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), subsequently codified within FASB ASC Topic 350, Intangibles — Goodwill and Other, and FASB ASC Topic 275, Risks and Uncertainties;

•

Effective January 1, 2009, Emerging Issues Task Force Issue No. 08-06, Equity Method Investment Accounting Considerations, subsequently codified within FASB ASC Topic 323, Investments — Equity Method and Joint Ventures;

•

Effective June 30, 2009, FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, subsequently codified within FASB ASC 820; and

•	Effective June 30, 2009, FSP No. 107, Interim Disclosures about Fair Value of Financial Instruments, subsequently codified within FASB ASC Topic 825, Financial Instruments.

Recent Accounting Pronouncements

SFAS 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). FASB Statement No. 140, as amended by SFAS 166, was subsequently codified within various FASB ASC Topics, primarily FASB ASC Topic 860, Transfers and Servicing. SFAS 166, among other matters, (i) eliminates the concept of a qualifying special-purpose entity, (ii) creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, (iii) clarifies other sale-accounting criteria and (iv) changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 166 effective January 1, 2010 and do not expect such adoption to have a material impact on our consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). FASB Interpretation No. 46(R) (FIN 46(R)), as amended by SFAS 167, was subsequently codified within various FASB ASC Topics, primarily FASB ASC 810. SFAS 167, among other matters, (i) eliminates the exceptions of FIN 46(R) with respect to the consolidation of qualifying special-purpose entities, (ii) contains new criteria for

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

determining the primary beneficiary and (iii) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation No. 46(R). SFAS 167 is applicable for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 167 effective January 1, 2010 and do not expect such adoption to have a material impact on our consolidated financial statements.

ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (FASB ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (FASB ASU 2009-05). FASB ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. FASB ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We will adopt FASB ASU 2009-05 effective January 1, 2010 and do not expect such adoption to have a material impact on our consolidated financial statements.

ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (FASB ASU 2009-13). FASB ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements by establishing an expanded selling price hierarchy for determining the selling price of a deliverable. FASB ASU 2009-13 also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. FASB ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We will adopt FASB ASU 2009-13 effective January 1, 2010 and do not expect such adoption to have a material impact on our consolidated financial statements.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Restricted cash includes cash held in escrow and cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2009 and 2008, our current and long-term restricted cash balances aggregated $4,148.3 million and $483.9 million, respectively. For additional information concerning our restricted cash balances, see note 10.

Our significant non-cash investing and financing activities are disclosed in our statements of equity and in notes 4, 5, 9, and 10.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $142.5 million and $144.6 million at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. We have elected the fair value option for all investments that were previously classified as available-for-sale securities, and for certain privately-held investments. We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we have not elected the fair value option for those equity method investments with which LGI or its consolidated subsidiaries have significant related-party transactions. For additional information regarding our fair value method investments, see notes 6 and 8.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in net earnings or loss. All costs directly associated with the acquisition of an investment that is intended to be accounted for using the fair value method are expensed as incurred. Transfers between fair value hierarchies are recorded as of the end of the period in which the transfer occurs.

Dividends from publicly-traded investees are recognized when declared as dividend income in our consolidated statement of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

We continue to use the equity method for certain privately-held investments over which we have the ability to exercise significant influence. Generally, we exercise significant influence through a voting interest between 20% and 50%, or board representation and management authority. Under the equity method, an investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. The portion of the difference between our investment and our share of the net assets of the investee that represents goodwill is not amortized, but continues to be considered for impairment. Intercompany profits on transactions with equity affiliates where assets remain on the balance sheet of LGI or the investee are eliminated to the extent of our ownership in the investee.

Through December 31, 2008, changes in our proportionate share of the underlying share capital of an equity method investee, including those which result from the issuance of additional equity securities by such equity investee, were recognized as increases or decreases to additional paid-in capital. As a result of a change in GAAP, we began recognizing any such changes as gains or losses in our consolidated statement of operations effective January 1, 2009.

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

Prior to January 1, 2008, we accounted for certain investments as available-for-sale securities. Available-for-sale securities were recorded at fair value. Unrealized holding gains and losses on securities classified as available-for-sale were carried net of taxes as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of equity.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Derivative Instruments

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. With the exception of J:COM’s interest rate swaps, which are accounted for as cash flow hedges, we generally do not apply hedge accounting to our derivative instruments.

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

We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. In addition, we recognize asset retirement obligations that arise from the European Union (EU) Directive on Waste Electrical and Electronic Equipment (WEEE Directive). The WEEE Directive creates certain legal obligations to dispose of electrical and electronic equipment, which incorporates equipment used in our European operations. The majority of our obligations under the WEEE Directive are related to customer premise equipment.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

As of December 31, 2009 and 2008, the recorded value of our asset retirement obligations was $106.9 million and $72.0 million, respectively.

Intangible Assets

Our primary intangible assets are goodwill, customer relationships, cable television franchise rights and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Cable television franchise rights, customer relationships and trade names were originally recorded at their fair values in connection with business combinations.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Impairment of Property and Equipment and Intangible Assets

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such events or changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, which is generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement costs. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

We evaluate goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we compare the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. Through December 31, 2008, we accounted for any post-acquisition changes in these items as adjustments of the accounting for the respective business combinations, and accordingly, the tax impact of these changes was not recognized in our consolidated statements of operations. Effective January 1, 2009, the finalized accounting for business combinations, including business combinations completed prior to January 1, 2009, is no longer adjusted for these changes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense.

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) and equity method investees are translated at the spot rate in effect at the applicable reporting date, and our consolidated statement of operations and our company’s share of the results of operations of our equity affiliates generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statement of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

recorded in our consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statement of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

Revenue Recognition

Service Revenue — Cable Networks. We recognize revenue from the provision of video, telephone and broadband internet services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is recognized as revenue in the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life.

Service Revenue — Other. We recognize revenue from DTH, telephone and data services that are not provided over our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to services that are not provided over our cable network is deferred and amortized over the average expected subscriber life.

Programming Revenue. We recognize revenue arising from our programming businesses’ distribution agreements in the period the related programming is provided.

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

Deferred Construction and Maintenance Revenue. As further described in note 11, J:COM enters into agreements whereby it receives poor reception compensation or “PRC” (most of which is generally received at the inception of the contract) to construct and maintain certain cable facilities. Revenue from these PRC agreements has been deferred and is recognized on a straight-line basis over periods (up to 20 years) that are consistent with the durations of the underlying agreements.

Sales, Use and Other Value Added Taxes. Revenue is recorded net of applicable sales, use and other value added taxes.

Stock-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options based on their grant-date fair values and our estimates of forfeitures. We recognize the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow.

We use the straight-line method to recognize stock-based compensation expense for our outstanding stock awards that do not contain a performance condition and the accelerated expense attribution method for our outstanding stock awards that contain a performance condition and vest on a graded basis. We also recognize the equity component of deferred compensation as additional paid-in capital.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

We have calculated the expected life of options and stock appreciation rights (SARs) granted by LGI to employees based on historical exercise trends. The expected volatility for LGI options and SARs was based on the historical volatilities of LGI for a historical period equal to the expected average life of the LGI awards. We also considered the volatilities of certain other companies with characteristics similar to LGI in arriving at our determination of the expected volatility of LGI options and SARs granted prior to 2009.

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

Earnings (Loss) per Common Share

Basic earnings (loss) attributable to LGI stockholders per common share is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding unvested common shares) outstanding for the period. Diluted earnings (loss) attributable to LGI stockholders per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options, unvested common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the period presented.

We reported losses from continuing operations during 2009, 2008 and 2007. Therefore, the dilutive effect at December 31, 2009, 2008 and 2007 of (i) the aggregate number of then outstanding options, SARs, and nonvested shares of approximately 22.3 million, 26.1 million and 26.7 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 56.7 million, 42.4 million and 42.0 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI’s performance-based incentive plans of 6.5 million, 21.1 million and 9.9 million, respectively, were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. Subsequent to December 31, 2009, (i) we eliminated certain contingent obligations to issue shares of LGI common stock and (ii) the compensation committee of our board of directors determined how the remaining four installments under LGI’s performance-based incentive plans will be settled. The above disclosure of the 6.5 million contingently issuable shares at December 31, 2009 gives effect to these post-balance sheet developments. For additional information, see notes 14, 19 and 22.

The details of our net loss attributable to LGI stockholders are set forth below:

	Year ended December 31,
	2009	2008	2007
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(439.9)	$(803.0)	$(434.6)
Earnings from discontinued operations, net of taxes	27.8	14.1	12.0

Net loss	$(412.1)	$(788.9)	$(422.6)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(4)	Acquisitions

2009 Acquisition

J Sports. On October 1, 2009, J:COM acquired an additional interest in J Sports Broadcasting Corporation (J Sports), increasing J:COM’s ownership of J Sports from a noncontrolling interest of 33.4% to a controlling interest of 80.5%. J Sports is a sports channel business currently operating four channels in Japan. The total consideration paid by J:COM for the additional interest in J Sports was ¥8,010.8 million ($89.3 million at the transaction date), excluding cash acquired of ¥2,724.6 million ($30.4 million at the transaction date). Prior to this transaction, J:COM accounted for its investment in J Sports using the equity method. In connection with J:COM’s acquisition of a controlling interest in J Sports, J:COM recognized a ¥798.0 million ($8.9 million at the average rate for the period) gain equal to the excess of the fair value over the carrying value of J:COM’s 33.4% interest in J Sports at the acquisition date. The gain is included in gains on disposition of assets and changes in ownership, net, in our consolidated statement of operations for the year ended December 31, 2009. J:COM has accounted for this transaction using the acquisition method of accounting, whereby the fair value of J Sports’ net assets has been allocated to J Sports’ identifiable assets and liabilities and its noncontrolling interests based on estimates of their respective fair values.

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

The Mediatti interest acquired by J:COM from Olympus and the other third parties was accounted for using the purchase method of accounting and the Mediatti interest acquired by J:COM from our company was treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire Mediatti includes (i) ¥15,463.6 million ($169.4 million at the transaction date) representing the cash paid to Olympus and the other third parties, (ii) ¥7,299.4 million ($79.9 million at the transaction date) representing the historical cost basis or our equity method investment in Mediatti at December 25, 2008 and (iii) ¥243.4 million ($2.6 million at the transaction date) representing direct acquisition costs.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The aggregate cost basis assigned to the Mediatti interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of Mediatti based on their respective fair values, and the excess of the aggregate cost basis over the fair values of such identifiable net assets has been allocated to goodwill.

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

In connection with the Interkabel Acquisition, (i) Telenet paid net cash consideration of €224.9 million ($315.9 million at the transaction date) before working capital adjustments and direct acquisition costs and (ii) entered into a long-term lease of the Telenet PICs Network, as further described below. The €224.9 million of cash consideration includes €8.3 million ($11.6 million at the transaction date) representing compensation to the PICs for the acquisition of certain equipment and other rights, net of compensation to Telenet for the transfer of certain liabilities to Telenet. In addition, the PICs paid Telenet cash of €27.0 million ($37.9 million at the transaction date) during the fourth quarter of 2008 in connection with certain working capital adjustments. Telenet borrowed an additional €85.0 million ($124.2 million at the transaction date) under the Telenet Credit Facility in September 2008 to fund a portion of the €224.9 million of net cash consideration paid to the PICs. The remaining cash consideration was funded by existing cash and cash equivalent balances. Telenet incurred €3.4 million ($4.8 million at the transaction date) of direct acquisition costs associated with this transaction.

Among other matters, the 2008 PICs Agreement, which supersedes the agreement-in-principle that the parties signed on November 26, 2007, provides that the PICs will remain the legal owners of the Telenet PICs Network, and that Telenet will receive full rights to use the Telenet PICs Network under a long-term lease for a period of 38 years, for which it will pay recurring fees in addition to the fees paid under the existing 1996 PICs Agreements, as described below. The fees payable under the 2008 PICs Agreement include (i) principal payments of €13.0 million ($18.6 million) per year (payable in quarterly installments) through October 2023 on the €195.0 million ($279.4 million) value assigned to the initial leased asset base, (ii) payments to the PICs over the life of the 2008 PICs Agreement to reimburse for capital expenditures and compensate for network operating costs incurred by the PICs with respect to the Telenet PICs Network and (iii) interest on the outstanding amount of the initial leased asset base and all capital additions to the initial leased asset base at a rate of 6.25% per annum over the life of the 2008 PICs Agreement. All capital expenditures associated with the Telenet PICs Network will be initiated by Telenet but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule.

Including amounts payable under the existing 1996 PICs Agreements, as described below, payments for network operating costs incurred by the PICs will total €34.8 million ($49.9 million) during the first year of the 2008 PICs Agreement and will decrease by a fixed annual amount though the sixth year of the 2008 PICs

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Agreement, when the annual reimbursement will be €28.7 million ($41.1 million). Thereafter, the percentage change in the amount of reimbursed network operating costs will be based on changes in the network operating costs incurred by Telenet with respect to its own networks. Payments to the PICs for network operating costs are included in operating expenses in our consolidated statements of operations.

The 2008 PICs Agreement also provides that Telenet will allow the PICs to use limited bandwidth on the Telenet PICs Network throughout the life of the 2008 PICs Agreement. The 2008 PICs Agreement has the form of an emphyotic lease agreement, which under Belgian law, is the legal form that is closest to ownership of a real estate asset without actually having the full legal ownership.

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

In the event a court would require Telenet and the PICs to pay a penalty or indemnification to a third party on grounds that the PICs did not organize a market consultation procedure before entering into the agreements, the PICs will be liable to pay such indemnity up to a maximum amount of €20 million ($28.7 million). Any amount above €20 million would be payable by Telenet. The arrangement covers claims introduced on or before June 28, 2018.

Pursuant to certain agreements that Telenet and the PICs entered into in 1996 (the 1996 PICs Agreements), Telenet acquired the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on a portion of the Telenet PICs Network. In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to make various payments to the PICs, including payments associated with the capital upgrade of the Telenet PICs Network so that the Telenet PIC Network would be technologically capable of providing two-way communications services (the two-way upgrade). The discounted value of the amounts payable by Telenet through 2016 under the 1996 PICs Agreements that corresponded to the two-way upgrade of the Telenet PICs Network was reflected as a financed obligation within our other debt balances, with corresponding amounts reflected as intangible assets associated with Telenet’s right to use a portion of the Telenet PICs Network. Following the completion of the Interkabel Acquisition, we began including these financed obligations (€83.5 million ($119.7 million) balance at October 1, 2008) and intangible assets (€81.5 million ($116.8 million) net carrying value at October 1, 2008) together with the respective lease obligations and assets associated with the 2008 PICs Agreement to arrive at the total obligations and assets that we report in our consolidated balance sheet with respect to the capital lease of the Telenet PICs Network. See notes 9 and 10. Telenet’s obligation to make certain additional annual payments from 2017 through 2046 under the 1996 PICs Agreements was not terminated by the 2008 PICs Agreement. The discounted value of these payments is included in our other debt balances in our consolidated balance sheets.

Telenet accounted for the Interkabel Acquisition using the purchase method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

For information concerning litigation related to the Interkabel Acquisition, see note 19.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Opening Balance Sheet Information of the Significant 2008 Acquisitions

A summary of the purchase price and opening balance sheets for the Significant 2008 Acquisitions is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2009 prior to the finalization of the applicable purchase price allocations:

	Mediatti	Interkabel
Effective acquisition date for financial reporting purposes:	December 31, 2008	October 1, 2008
	in millions
Cash	$57.7	$—
Other current assets	35.7	—
Property and equipment, net	301.3	389.1
Goodwill (a)	195.0	188.6
Intangible assets subject to amortization (b)	45.9	111.6
Other assets, net	37.0	15.3
Current liabilities	(51.1)	(67.2)
Long-term debt and capital lease obligations	(274.8)	(307.7)
Other long-term liabilities	(93.0)	(46.9)
Noncontrolling interests	(1.8)	—

Total purchase price	$251.9	$282.8

Purchase price:
Cash consideration	$169.4	$278.0
Investments (c)	79.9	—
Direct acquisition costs	2.6	4.8

	$251.9	$282.8

(a)	Substantially all of the goodwill associated with the Interkabel transaction is expected to be deductible for tax purposes.

(b)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships. The intangible assets of each of Mediatti and Interkabel had weighted average lives of 10 years at the respective acquisition dates. The Interkabel amount includes an €81.5 million ($114.5 million at the transaction date) reduction associated with the reclassification of certain network-related intangible assets to property and equipment, net. For additional information, see the above description of the Interkabel Acquisition.

(c)	The amount for Mediatti represents the carrying value of our equity method investment in Mediatti, which was eliminated upon J:COM’s acquisition of Mediatti.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Acquisition of Telenet

General — As further described below, it was not until February 2007 that we were able to exercise the voting control associated with the Telenet shares we acquired in November 2006. Accordingly, the November 2006 transaction that led to our January 1, 2007 consolidation of Telenet is described below, along with the additional interests that we acquired in 2007.

2006 Transactions — We acquired 8,481,138 of Telenet’s ordinary shares from third parties during November and December of 2006, including 6,750,000 shares that we acquired on November 13, 2006, as further described below.

On November 13, 2006, Belgian Cable Investors, a Delaware partnership and then a majority-owned subsidiary of Chellomedia (Belgian Cable Investors), paid cash consideration of €135.0 million ($172.9 million at the transaction date) or €20.00 ($25.62 at the transaction date) per share, before direct acquisition costs, to exercise certain call options to acquire 6,750,000 ordinary shares of Telenet from various members of the “Mixed Intercommunales” (entities comprised of certain Flanders municipalities and Electrabel NV). At the time, the Mixed Intercommunales were, along with certain of our subsidiaries, members of a syndicate (the Telenet Syndicate) that controlled Telenet by virtue of the Telenet Syndicate’s collective ownership of a majority of the outstanding Telenet shares. As a result of this transaction, we obtained a majority ownership interest in the Telenet shares owned by the Telenet Syndicate, thereby acquiring certain governance rights that provided us with the ability to exercise voting control over Telenet, as further described below. However, as we did not obtain regulatory approval to exercise our voting control over Telenet until February 26, 2007, we accounted for Telenet using the equity method through December 31, 2006. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We obtained control of Telenet to enhance our strategic alternatives with respect to our investment position in Telenet.

2007 Transactions. During the first quarter of 2007, we acquired 2,720,970 of Telenet’s outstanding ordinary shares through transactions with third parties and the conversion of certain warrants, for an aggregate cost of €63.9 million ($83.8 million at the average rate for the period), including direct acquisition costs and the €4.9 million ($6.4 million at the average rate for the period) fair value of the converted warrants.

On May 31, 2007, pursuant to the rights provided us under the agreement among the Telenet Syndicate shareholders (the Syndicate Agreement), we nominated seven additional members to the Telenet board of directors, bringing our total number of representatives to nine of the 17 total members. Under the Syndicate Agreement and

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

the Telenet Articles of Association, certain limited Telenet board decisions were required to receive the affirmative vote of specified directors in order to be effective. Based on the shareholdings of the other Telenet Syndicate shareholders at the time, these special voting requirements applied only to certain minority-protective decisions, including (i) affiliate transactions, (ii) incurrence of debt in excess of that required to fund Telenet’s business plan and (iii) dispositions of assets representing more than 20% of Telenet’s fair market value.

On June 29, 2007, one of Chellomedia’s subsidiaries paid cash consideration of €35.3 million ($47.6 million at the transaction date) to acquire from a third party the remaining 10.5% interest in Belgian Cable Investors that we did not already own.

On July 4, 2007, Belgian Cable Investors paid cash consideration of €466.7 million, or €25.00 per share ($635.7 million or $34.05 per share at the transaction date), before direct acquisition costs, to exercise options to acquire 18,668,826 Telenet shares from certain of the Telenet Syndicate shareholders. As a result of this transaction, only one third-party shareholder (the Financial Consortium) remained within the Telenet Syndicate and our governance rights increased such that the only Telenet board decisions that we did not then control under the Syndicate Agreement and the Telenet Articles of Association were certain minority-protective decisions, including decisions to sell certain cable assets or terminate cable services. The Syndicate Agreement was subsequently terminated in March 2009.

On August 7, 2007, we exercised 26,417 warrants to purchase Telenet ordinary shares and on or around the same date, certain third-party holders of these warrants exercised in the aggregate a further 3,261,960 warrants. On August 10, 2007, Telenet issued (i) 7,461,533 ordinary shares in the aggregate to the Financial Consortium and other third parties and (ii) 79,251 ordinary shares to our company upon the exercise of these warrants. In connection with the dilution of our Telenet ownership interest that resulted from the exercise of the warrants by third-party holders, we recognized a loss of €35.8 million ($49.2 million at the transaction date), which is reflected as a decrease to additional paid-in capital in our consolidated statement of equity. No deferred income taxes were required to be provided on this loss.

On September 24, 2007, we purchased 5,300,000 Telenet ordinary shares in privately negotiated transactions for total cash consideration of €117.8 million ($165.9 million at the transaction date), including direct acquisition costs. These shares were subject to the terms of the Syndicate Agreement.

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

Acquisition of JTV Thematics

Through February 17, 2010, Sumitomo Corporation (Sumitomo) was the owner of a noncontrolling interest in LGI/Sumisho Super Media, LP (Super Media), our then indirect majority-owned subsidiary, which owned a controlling interest in J:COM. On July 2, 2007, Jupiter TV Co., Ltd. (Jupiter TV), our Japanese programming joint venture with Sumitomo, was split into two separate companies through the spin-off of the thematics channel business (JTV Thematics). The business of the newly incorporated JTV Thematics consisted of the operations that invest in, develop, manage and distribute fee-based television programming through cable, satellite and broadband platforms systems in Japan. Following the spin-off of JTV Thematics, Jupiter TV was renamed SC Media & Commerce, Inc. (SC Media). SC Media’s business remained primarily focused on the operation of Jupiter Shop Channel Co., Ltd. (Jupiter Shop Channel), through which a wide variety of consumer products and accessories are marketed and sold.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

As further described in note 5, we exchanged our interest in SC Media for shares of Sumitomo common stock on July 3, 2007.

On September 1, 2007, JTV Thematics and J:COM executed a merger agreement under which JTV Thematics was merged with J:COM. The merger of J:COM and JTV Thematics has been treated as the acquisition of JTV Thematics by J:COM. J:COM acquired JTV Thematics to increase its presence in the programming distribution business in Japan. The JTV Thematics interest acquired by J:COM from Sumitomo has been accounted for using the purchase method of accounting and the JTV Thematics interest acquired from our company has been treated as a transaction between entities under common control. Accordingly, for accounting purposes, J:COM’s cost to acquire JTV Thematics includes (i) ¥26,839 million ($231.7 million at the transaction date) representing the value assigned to the 253,676 J:COM ordinary shares issued to Sumitomo based on the average quoted market price of J:COM ordinary shares for the period beginning two trading days before and ending two trading days after the terms of the merger were agreed to and announced (May 22, 2007), (ii) ¥6,708 million ($57.9 million at the transaction date) representing the value assigned to the 253,675 J:COM ordinary shares issued to one of our wholly-owned indirect subsidiaries, based on our historical cost basis in JTV Thematics at September 1, 2007 and (iii) ¥411.0 million ($3.5 million at the transaction date) representing direct acquisition costs.

The aggregate cost basis assigned to the JTV Thematics interests acquired by J:COM, as detailed above, has been allocated to the acquired identifiable net assets of JTV Thematics based on assessments of their respective fair values, and the excess of the aggregate cost basis over the fair values of such identifiable net assets was allocated to goodwill.

In connection with the dilution of our J:COM ownership interest that resulted from the issuance of the J:COM shares to Sumitomo, we recorded a $53.0 million gain, which is reflected as an increase to additional paid-in capital in our consolidated statement of equity. No deferred income taxes were required to be provided on this gain.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Opening Balance Sheet Information of the Significant 2007 Acquisitions

A summary of the purchase prices and opening balance sheets of the Significant 2007 Acquisitions is presented in the following table. The opening balance sheets presented in this table reflect our final purchase price allocations, including certain purchase accounting adjustments that were recorded in 2008 prior to the finalization of the applicable purchase price allocations:

	Telenet	JTV Thematics
Effective acquisition or consolidation date for financial reporting purposes:	January 1, 2007	September 1, 2007
	in millions
Cash	$77.6	$6.3
Other current assets	159.1	22.3
Investments	—	94.1
Property and equipment, net	1,420.3	8.8
Goodwill	1,975.1	159.8
Intangible assets subject to amortization (a)	929.9	132.8
Other assets, net	22.9	14.5
Current liabilities	(575.6)	(46.5)
Long-term debt and capital lease obligations	(1,810.7)	(24.2)
Other long-term liabilities	(299.7)	(74.6)
Noncontrolling interests (b)	(378.3)	(0.2)

Total purchase price	$1,520.6	$293.1

Purchase price:
Cash consideration	$930.8	$—
Issuance of J:COM stock to Sumitomo	—	231.7
Investments (c)	523.3	57.9
Options and warrants (d)	65.2	—
Direct acquisition costs	1.3	3.5

	$1,520.6	$293.1

(a)	The amounts reflected as intangible assets subject to amortization primarily include intangible assets related to customer relationships and, in the case of Telenet, certain network-related rights. At January 1, 2007 and the respective 2007 step acquisition dates, the weighted average useful life of Telenet’s intangible assets was approximately 16 years. At September 1, 2007, the useful life of JTV Thematics’ intangible assets was approximately 15 years.

(b)	The Telenet amount represents the noncontrolling interest owners’ share of Telenet’s net assets.

(c)	These amounts represent the carrying values of our equity method investments in Telenet and JTV Thematics, which were eliminated upon our respective acquisitions of controlling interests in these entities.

(d)	Amount represents the fair value of options and warrants to acquire Telenet ordinary shares on the date of exercise.

Other 2007 Acquisition

Telesystems Tirol — On October 2, 2007, our operating subsidiary in Austria acquired Telesystem Tirol GmbH & Co KG (Tirol), a broadband communications operator in Austria, for cash consideration of €84.3 million ($119.3 million at the transaction date), including working capital adjustments and direct acquisition costs. We have

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Pro Forma Information for 2008 and 2007 Significant Acquisitions

The following unaudited pro forma consolidated operating results for 2008 and 2007 give effect to (i) the Significant 2008 acquisitions as if they had been completed as of January 1, 2008 (for 2008 results) and January 1, 2007 (for 2007 results) and (ii) the Significant 2007 Acquisitions as if they had been completed as of January 1, 2007 (for 2007 results). No effect has been given to the acquisitions of Spektrum and Tirol since they would not have had a significant impact on our results of operations for the indicated periods. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Year ended December 31,
	2008	2007
	in millions, except per share amounts
Revenue	$10,770.7	$9,271.2

Net loss attributable to LGI stockholders	$(816.1)	$(452.5)

Basic and diluted loss attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(2.59)	$(1.19)

(5)	Discontinued Operations and Dispositions

Discontinued Operations

UPC Slovenia — On July 15, 2009, one of our subsidiaries sold 100% of its interest in UPC Slovenia to Mid Europa Partners for a cash purchase price of €119.5 million ($168.4 million at the transaction date). As a result of this disposition, we have accounted for UPC Slovenia as a discontinued operation. In connection with the disposal of UPC Slovenia, we recognized a net gain of $25.7 million that includes a realized cumulative foreign currency translation gain of $3.7 million. This net gain is reflected in discontinued operations in our consolidated statement of operations for the year ended December 31, 2009. The operating results of UPC Slovenia that are classified as discontinued operations in our consolidated statements of operations are summarized in the following table:

	Year ended December 31,
	2009	2008	2007
	in millions
Revenue	$30.2	$63.4	$50.7

Operating income	$3.1	$17.9	$14.4

Earnings before income taxes and noncontrolling interests	$3.2	$18.2	$14.5

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Dispositions

SC Media — On July 3, 2007, pursuant to a share-for-share exchange agreement with Sumitomo, we exchanged all of our shares in SC Media for 45,652,043 shares of Sumitomo common stock with a transaction date market value of ¥104.5 billion ($854.7 million at the transaction date). As a result of this exchange transaction, we recognized a pre-tax gain of $489.3 million, representing the excess of the market value of the Sumitomo shares received over the carrying value of our investment in SC Media, after deducting a $19.4 million foreign currency translation loss that was reclassified from our accumulated other comprehensive earnings to our consolidated statement of operations in connection with this exchange transaction. As further described in note 7, we executed a zero cost collar transaction with respect to the Sumitomo shares during the second quarter of 2007. As further described in note 6, we recorded a loss during the fourth quarter of 2007 due to an other-than-temporary decline in the fair value of our investment in Sumitomo common stock.

Melita Cable Plc (Melita) — On July 26, 2007, an indirect wholly-owned subsidiary of Chellomedia sold its 50% interest in Melita to an unrelated third party for cash consideration of €73.6 million ($101.1 million at the transaction date). We recognized a gain of $62.2 million in connection with this transaction.

(6)	Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2009	2008
	in millions
Fair value	$831.9	$815.1
Equity	152.9	189.7
Cost	23.8	25.0

Total	$1,008.6	$1,029.8

Current (a)	$—	$50.0

Long-term	$1,008.6	$979.8

(a)	The December 31, 2008 balance represents the fair value of our investment in shares of The News Corporation Limited (News Corp.) Class A common stock, which were surrendered on July 9, 2009 in connection with the settlement of the related prepaid forward sale contract. For information concerning our News Corp. prepaid forward sale transaction, see note 7.

Fair Value Method Investments

On January 1, 2008, we elected the fair value option for certain of our investments, including our investments in Sumitomo, News Corp. and Canal+ Cyfrowy Sp zoo (Cyfra+). The aggregate fair value of our fair value method investments as of January 1, 2008 was $1,138.8 million. For additional information regarding our fair value method investments, see note 8.

Sumitomo – At December 31, 2009 and 2008, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares represented 3.7% of Sumitomo’s outstanding common stock at December 31, 2009. At December 31, 2009 and 2008, the fair value of our Sumitomo shares was $462.2 million and $392.2 million, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

During the fourth quarter of 2007, the value of our investment in Sumitomo common stock declined to a level at December 31, 2007 that was nearly 25% below our then cost basis of ¥104.5 billion ($1,122.0 million). The decline in fair value was considered other-than-temporary primarily due to the extent and length of time that fair value was below carrying value and uncertainties regarding the near-term prospects for the recovery of the market price of Sumitomo shares. Accordingly, we recognized a $206.6 million pre-tax loss in December 2007. This loss is included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Our investment in Sumitomo common stock is pledged as security for borrowings under the Sumitomo Collar, which among other matters, effectively hedges our exposure to declines in the market price of Sumitomo common stock below a specified amount. For additional information, see note 7.

News Corp. — At December 31, 2008, we held 5,500,000 shares of News Corp. Class A common stock,. In August 2005, we entered into a prepaid forward sale contract with respect to our investment in News Corp. Class A common stock. On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the prepaid forward sale contract. See note 7.

Cyfra+ — At December 31, 2009 and 2008, we held a 25.0% interest in Cyfra+, a privately-held DTH operator in Poland. During the second quarter of 2009, we received an $18.4 million dividend from Cyfra+. This dividend has been reflected as a reduction of our investment in Cyfra+.

Equity Method Investments

Our equity method affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. Investments accounted for using the equity method include (i) J:COM’s 50.0% ownership interest in Discovery Japan, Inc., a general documentary channel business currently operating two channels in Japan and (ii) Austar’s 50.0% ownership interest in XYZ Network Pty Ltd., a provider of programming services in Australia. We also used the equity method to account for J:COM’s 33.4% ownership interest in J Sports through September 30, 2009. As further described in note 4, J:COM began consolidating J Sports after J:COM increased its ownership in J Sports to 80.5% on October 1, 2009. The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2009	2008	2007
	in millions
SC Media	$—	$—	$16.7
Other	2.4	5.4	17.0

Total	$2.4	$5.4	$33.7

At December 31, 2009 and 2008, the aggregate carrying amount of our equity method investments exceeded our proportionate share of the respective affiliates’ net assets by $79.9 million and $89.5 million, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite-lived intangible assets are amortized over their estimated useful lives (generally 17 years).

SC Media

SC Media, a 50% joint venture formed in 1996 by our company and Sumitomo, was a programming company in Japan, which owned and invested in programming distribution businesses, including the businesses of JTV Thematics and Jupiter Shop Channel. As a result of the exchange of our investment in SC Media for Sumitomo

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

shares on July 3, 2007 and J:COM’s acquisition of a 100% interest in JTV Thematics on September 1, 2007, we no longer own an interest in SC Media and certain of the equity method investments formerly owned by SC Media are now owned by J:COM. For additional information, see notes 4 and 5.

Summarized financial information of SC Media for the period in which we used the equity method to account for SC Media is as follows:

Six months ended June 30, 2007
in millions
Results of Operations
Revenue	$449.8
Operating, selling, general and administrative expenses	(368.7)
Depreciation and amortization	(12.7)

Operating income	68.4
Other, net	(38.7)

Net earnings	$29.7

Other

Mediatti — As further described in note 4, J:COM purchased 100% of the outstanding shares of Mediatti on December 25, 2008. Prior to this transaction, LGI accounted for its interest in Mediatti using the equity method. Summarized financial information of Mediatti for the periods in which we used the equity method to account for Mediatti is as follows:

	Year ended December 31,
	2008	2007
	in millions
Results of Operations
Revenue	$172.8	$124.2
Operating, selling, general and administrative expenses	(117.4)	(86.7)
Depreciation and amortization	(47.5)	(36.2)
Impairment	(4.6)	—

Operating income	3.3	1.3
Other, net	(6.0)	(3.5)

Net loss	$(2.7)	$(2.2)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(7)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥), the Australian dollar (AUD) and the British pound sterling (£). With the exception of J:COM’s interest rate swaps, which were accounted for as cash flow hedges during the years presented, we generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our other derivative instruments generally are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2009			December 31, 2008
	Current	Long-term (a)	Total	Current	Long-term (a)	Total (b)
	in millions
Assets:
Cross-currency and interest rate derivative contracts (c)	$153.6	$186.6	$340.2	$182.6	$297.9	$480.5
Equity-related derivative (d)	—	561.2	561.2	—	631.7	631.7
Foreign currency forward contracts	1.0	—	1.0	10.8	—	10.8
Other	3.0	2.3	5.3	0.2	0.9	1.1

Total	$157.6	$750.1	$907.7	$193.6	$930.5	$1,124.1

Liabilities:
Cross-currency and interest rate derivative contracts (c) (e)	$715.1	$1,166.9	$1,882.0	$418.8	$904.3	$1,323.1
Equity-related derivatives (d)	18.4	—	18.4	17.2	—	17.2
Foreign currency forward contracts	7.1	0.2	7.3	3.6	1.5	5.1
Other	1.0	1.7	2.7	2.1	1.2	3.3

Total	$741.6	$1,168.8	$1,910.4	$441.7	$907.0	$1,348.7

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)	Excludes the prepaid forward sale contract previously held on our News Corp. Class A common stock (the News Corp. Forward), which is included in the current portion of debt and capital lease obligations in our consolidated balance sheet as of December 31, 2008. On July 9, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock.

(c)

In 2008, we began considering credit risk in our fair value assessments. As of December 31, 2009 and 2008, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $7.0 million and $21.9 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $89.0 million and $127.9 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our derivative

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

instruments resulted in a loss of $27.0 million during 2009 and a gain of $106.0 million during 2008, and these amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 8.

(d)	Our equity-related derivative asset relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we assumed that any losses incurred by our company in the event of nonperformance by the counterparty would have been, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(e)	As discussed above, J:COM accounts for its interest rate swaps as cash flow hedges. At December 31, 2009 and 2008, (i) the aggregate fair values of these swaps were liabilities of $21.1 million and $18.0 million, respectively, of which $6.2 million and $3.0 million were classified as current, and (ii) our accumulated other comprehensive earnings included accumulated losses of $3.5 million and $3.4 million, respectively, related to J:COM’s interest rate swaps. During 2009, 2008 and 2007, the net losses reclassified from J:COM’s accumulated other comprehensive earnings to interest expense with respect to these cash flow hedges was not significant.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2009	2008	2007
	in millions
Cross-currency and interest rate derivative contracts	$(1,016.1)	$(392.3)	$(150.7)
Equity-related derivatives (a)	(74.3)	442.7	239.8
Foreign currency forward contracts	(18.3)	34.3	(19.3)
Other	5.5	(5.8)	2.6

Total	$(1,103.2)	$78.9	$72.4

(a)	Includes (i) activity during all periods presented related to (a) the Sumitomo Collar (b) the News Corp. Forward and (ii) activity during 2007 related to the call options we held with respect to Telenet ordinary shares.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Year ended December 31,
	2009	2008	2007
	in millions
Operating activities	$(358.5)	$182.8	$(125.1)
Investing activities	3.4	(1.6)	(0.2)
Financing activities	(21.8)	(2.7)	10.8

Total	$(376.9)	$178.5	$(114.5)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At December 31, 2009, our exposure to credit risk included derivative assets with a fair value of $907.7 million.

Under our derivative contracts, the exercise of termination and set-off provisions is generally at the option of the non-defaulting party only. However, in an insolvency of a derivative counterparty, a liquidator may be able to force the termination of a derivative contract. In addition, mandatory set-off of amounts due under the derivative contract and potentially other contracts between our company and the relevant counterparty may be applied under the insolvency regime of the relevant jurisdiction. Accordingly, it is possible that certain amounts owing between our company and an insolvent counterparty could be set-off, even if that counterparty had previously defaulted on its obligations under a derivative contract with our company. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to novate our derivative contracts to different counterparties, no assurance can be given that we would be able to do this on terms or pricing that would be acceptable to us. If we are unable to, or choose not to, novate to a different counterparty, the risks that were the subject of the original derivative contract would no longer be hedged.

While we currently have no specific concerns about the creditworthiness of any particular counterparty, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition.

Equity-Related Derivatives

Sumitomo Collar and Secured Borrowing. During the second quarter of 2007, our wholly-owned indirect subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed a zero cost share collar transaction (the Sumitomo Collar) with respect to the underlying ordinary shares of Sumitomo stock received by Liberty Programming Japan from Sumitomo in exchange for Liberty Programming Japan’s interest in SC Media. See note 5. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($22.75) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($29.93). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2009 was an asset of $561.2 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

News Corp. Forward. On August 2, 2005, we entered into the News Corp. Forward, a prepaid forward sale transaction with respect to our then investment in 5,500,000 shares of News Corp. Class A common stock. In consideration for entering into the News Corp. Forward, we received cash consideration of $75.0 million. The News Corp. Forward included a debt host instrument and an embedded derivative. The embedded derivative had the combined economics of a put exercisable by LGI and a call exercisable by the counterparty. As the net fair value of the embedded derivative at the inception date was zero, the full $75.0 million received at the inception date was associated with the debt host contract and such amount represented the present value of the amount to be paid upon the maturity of the News Corp. Forward. On July 9, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock. We accounted for the embedded derivative separately at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations.

The fair value of the embedded derivative and the accreted value of the debt host instrument are presented together in the current portion of our debt and capital lease obligations in our December 31, 2008 consolidated balance sheet, as set forth below (in millions):

Debt host contract	$87.3
Embedded equity derivative	(40.3)

$47.0

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding:
July 2010	€60.0	CZK	1,703.1	5.50%	5.33%
July 2010 — December 2014	€60.0	CZK	1,703.1	5.50%	6.05%
February 2010	€105.8	CZK	3,018.7	5.50%	4.88%
February 2010 — December 2014	€105.8	CZK	3,018.7	5.50%	5.80%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
December 2014 — December 2016	€36.0	CZK	1,021.9	5.50%	6.84%

July 2010	€260.0	HUF	75,570.0	5.50%	7.80%
July 2010 — December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014	€228.0	HUF	62,867.5	5.50%	8.98%
December 2014 — December 2016	€156.0	HUF	45,342.0	5.50%	10.30%

July 2010	€245.0	PLN	1,000.6	5.50%	6.52%
July 2010 — December 2014	€245.0	PLN	1,000.6	5.50%	7.60%
December 2014	€98.4	PLN	335.0	5.50%	7.12%
December 2014	€57.1	PLN	270.0	5.50%	7.60%
December 2014 — December 2016	€147.0	PLN	600.4	5.50%	8.84%

December 2010 — December 2016	€200.0	RON	709.1	5.50%	11.38%
December 2016	€31.9	RON	116.8	5.50%	11.58%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€216.2	CHF	353.4	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.95%

December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%
December 2013	€19.4	CZK	517.0	3.50%	4.49%
December 2013	$14.7	PLN	50.0	3.50%	5.56%

UPC Germany GmbH (UPC Germany), our indirect wholly-owned subsidiary:
December 2017	$845.0		€569.4	8.125%	8.49%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2009 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%

December 2010	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	10.24%
December 2016	$84.1	RON	203.3	6 mo. LIBOR + 3.50%	13.35%

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$460.8	CLP	255,025.1	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2009 are as follows:

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2010		€3,890.0	1 mo. EURIBOR + 2.00%	6 mo. EURIBOR + 1.81%
January 2010		€655.0	1 mo. EURIBOR + 2.25%	6 mo. EURIBOR + 1.61%
January 2010 — January 2011		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
April 2012		€555.0	6 mo. EURIBOR	3.32%
December 2014		€659.5	6 mo. EURIBOR	4.67%
July 2010 (b)		€31.6	5.50%	5.67%
April 2010		€1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		€1,000.0	6 mo. EURIBOR	4.66%
January 2011		€193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012— December 2015		€263.0	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	98,400.0	6.77%	6 mo. TAB

January 2010		$511.0	1 mo. LIBOR + 2.75%	6 mo. LIBOR + 2.17%
January 2010		$1,900.0	1 mo LIBOR + 1.75%	6 mo. LIBOR + 1.54%

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
January 2010		$87.3	1 mo. LIBOR + 3.00%	6 mo. LIBOR + 2.90%
December 2013		$87.3	6 mo. LIBOR	4.98%

January 2010		€151.4	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.82%
December 2013		€151.4	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	50.0	3 mo. AUD BBSY	3.90%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014	AUD	175.9	3 mo. AUD BBSY	6.50%

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$165.9	3 mo. LIBOR	5.14%
March 2010		$165.9	1 mo. LIBOR + 2.25%	3 mo. LIBOR + 1.86%

VTR:
July 2013	CLP	98,400.0	6 mo. TAB	7.78%

Telenet NV, an indirect subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
January 2010 — December 2011		€50.0	3 mo. EURIBOR	5.29%
July 2011 — December 2015		€200.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015		€350.0	3 mo. EURIBOR	3.54%

Telenet Bidco NV (Telenet Bidco), an indirect subsidiary of Telenet:
January 2010		€250.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 2.00%
January 2010		€587.5	1 mo. EURIBOR + 0.25%	3 mo. EURIBOR
January 2010		€762.5	1 mo. EURIBOR + 0.27%	3 mo. EURIBOR
January 2010		€300.0	1 mo. EURIBOR + 2.25%	3 mo. EURIBOR + 1.98%
September 2012		€350.0	3 mo. EURIBOR	4.35%
September 2010 — December 2017		€50.0	3 mo. EURIBOR	3.52%
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%

LGJ Holdings LLC (LGJ Holdings), an indirect subsidiary of LGI:
January 2010		¥75,000.0	1 mo. TIBOR +3.25%	6 mo. TIBOR + 3.18%
November 2012		¥75,000.0	6 mo. TIBOR	1.34%

J:COM:
September 2011		¥2,000.0	6 mo. TIBOR	1.37%
October 2011		¥10,000.0	6 mo. ¥ LIBOR	1.35%
April 2013		¥20,000.0	6 mo. ¥ LIBOR	1.75%
October 2013		¥19,500.0	6 mo. ¥ LIBOR	1.63%
April 2014		¥10,000.0	3 mo. TIBOR	1.15%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	This contract originated as a cross-currency interest rate swap involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amount was converted into euros at the entry rate of 30.126 SKK per euro.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2009
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
December 2017	€4.1	6.50%
December 2017	€4.1	5.50%

Telenet Bidco:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
September 2014	€600.0	4.65%
September 2015	€300.0	4.58%
June 2015 — June 2017	€50.0	4.50%

(a)	For derivative instruments that were in effect as of December 31, 2009, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2009, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2009
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at December 31, 2009
in millions
October 13, 2016	$19.8
April 12, 2017	$19.8
October 12, 2017	$19.8
April 12, 2018	$419.8

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2009:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	€2.2	HUF	610.2	January 2010 — July 2010
UPC Broadband Holding	€0.7	PLN	2.9	January 2010 — July 2010
UPC Broadband Holding	€1.0	CZK	25.2	January 2010 — March 2010
J:COM	$25.9		¥2,565.5	January 2010 — September 2012
J:COM	£1.3		¥201.3	February 2010 — June 2011
J:COM	€2.3		¥303.0	January 2010 — November 2013
VTR	$63.2	CLP	34,686.9	January 2010 — December 2010
Telenet NV	$9.0		€6.1	January 2010 — June 2010
Austar Entertainment	$30.7	AUD	34.4	January 2010 — December 2010
LGE Financing	$2.6		€1.9	January 2010 — July 2010

(8)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UGC (the UGC Convertible Notes) (see note 10). The reported fair values of these assets and liabilities as of December 31, 2009 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

As further described in note 7, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The fair value measurements of these derivative instruments are determined using cash flow models. All but one of the inputs to these cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we believe that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 7.

The UGC Convertible Notes are traded, but not in a market that could be considered active. Fair value is determined using a cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustment with respect to the UGC Convertible Notes is quantified and explained in note 10.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill and the values of certain other assets and liabilities. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow analyses fall under

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Level 3 of the fair value hierarchy. During 2009, we performed nonrecurring fair value measurements in connection with goodwill impairment assessments and J:COM’s acquisition of J Sports. For additional information, see notes 4 and 9.

A summary of the assets and liabilities that are measured at fair value is as follows:

Description	December 31, 2009	Fair value measurements at December 31, 2009 using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments	$907.7	$—	$346.5	$561.2
Investments	831.9	462.2	—	369.7

Total assets	$1,739.6	$462.2	$346.5	$930.9

Liabilities:
UGC Convertible Notes	$564.1	$—	$—	$564.1
Derivative instruments	1,910.4	—	1,892.0	18.4

Total liabilities	$2,474.5	$—	$1,892.0	$582.5

		Fair value measurements at December 31, 2008 using:
Description	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments (a)	$1,164.4	$—	$492.4	$672.0
Investments	815.1	442.2	—	372.9

Total assets	$1,979.5	$442.2	$492.4	$1,044.9

Liabilities:
UGC Convertible Notes	$574.5	$—	$—	$574.5
Derivative instruments	1,348.7	—	1,331.5	17.2

Total liabilities	$1,923.2	$—	$1,331.5	$591.7

(a)	Includes the embedded derivative component of the News Corp. Forward, which is included within current portion of debt and capital lease obligations in our December 31, 2008 consolidated balance sheet. On July 2, 2009, we settled the News Corp. Forward liability by surrendering our shares of News Corp. Class A common stock.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2009	$372.9	$654.8	$(574.5)	$453.2
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(74.3)	—	(74.3)
Unrealized losses due to changes in fair values of certain investments and debt, net	(8.0)	—	(79.0)	(87.0)
Interest expense	—	—	(10.3)	(10.3)
Repurchase of UGC Convertible Notes (note 10)	—	—	90.1	90.1
Distributions from investees	(19.6)	—	—	(19.6)
Settlement of News Corp. Forward (note 7)	—	(44.4)	—	(44.4)
Purchases, settlements, foreign currency translation adjustments and other, net	24.4	6.7	9.6	40.7

Balance of asset (liability) at December 31, 2009	$369.7	$542.8	$(564.1)	$348.4

(a)	With the exception of (i) gains of $25.9 million recognized in connection with the UGC Convertible Notes that we repurchased in March 2009 and (ii) a loss of $0.9 million recognized in connection with the News Corp. Forward that we settled in July 2009, all of the net losses recognized during 2009 relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2009.

Our cash equivalents include amounts that are invested in money market funds. We record these funds at the net asset value reported by the investment manager as there are no restrictions on our ability, contractual or otherwise, to redeem our investments at the stated net asset value reported by the investment manager.

(9)	Long-lived Assets

Property and Equipment, Net

The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,
	2009	2008
	in millions
Cable distribution systems	$19,306.6	$17,349.7
Support equipment, buildings and land	2,845.8	2,288.1

	22,152.4	19,637.8
Accumulated depreciation	(10,141.7)	(7,602.4)

Total property and equipment, net	$12,010.7	$12,035.4

Depreciation expense related to our property and equipment was $2,602.2 million, $2,419.6 million and $2,126.6 million during 2009, 2008 and 2007, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

At December 31, 2009 and 2008, the amount of property and equipment, net, recorded under capital leases was $1,120.0 million and $1,153.6 million, respectively. Most of these amounts relate to assets included in our cable distribution systems category. Depreciation of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations.

During 2009, 2008 and 2007, we recorded $241.8 million, $647.7 million and $196.1 million of non-cash increases to our property and equipment, respectively, as a result of assets acquired under capital lease arrangements. These increases include (i) $213.0 million, $246.9 million and $171.9 million, respectively, related to lease arrangements acquired or entered into by J:COM, and (ii) $24.6 million, $395.5 million and $22.7 million, respectively, related to lease arrangements acquired or entered into by Telenet. The 2008 amount for Telenet is primarily related to the 2008 PICs Agreement. See note 4.

Goodwill

Changes in the carrying amount of goodwill during 2009 are as follows:

	January 1, 2009	Acquisition- related adjustments	Impairments	Reclassified to discontinued operations	Foreign currency translation adjustments and other	December 31, 2009
	in millions
UPC Broadband Division:
The Netherlands	$1,279.5	$—	$—	$—	$27.3	$1,306.8
Switzerland	2,658.6	0.5	—	—	86.8	2,745.9
Other Western Europe	1,090.6	—	—	—	29.5	1,120.1

Total Western Europe	5,028.7	0.5	—	—	143.6	5,172.8
Central and Eastern Europe	1,273.9	—	(118.8)	(55.5)	24.2	1,123.8

Total UPC Broadband Division	6,302.6	0.5	(118.8)	(55.5)	167.8	6,296.6

Telenet (Belgium)	2,204.8	75.7	—	—	61.2	2,341.7
J:COM (Japan)	3,551.2	16.7	—	—	(80.1)	3,487.8
VTR (Chile)	418.5	—	—	—	108.0	526.5
Austar (Australia)	287.1	—	—	—	27.4	314.5
Corporate and other	380.5	0.3	—	—	5.9	386.7

Total LGI	$13,144.7	$93.2	$(118.8)	$(55.5)	$290.2	$13,353.8

As further described below, we recorded a $144.8 million goodwill impairment charge during the fourth quarter of 2008 with respect to our broadband communications reporting unit in Romania. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors led to (i) lower than expected levels of revenue, cash flows and subscribers and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to our Romanian reporting unit. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. This impairment charge is included in impairment, restructuring and other operating charges, net, in our consolidated statements of operations.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

We continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

With the exception of impairment charges related to our broadband communications operations in Romania, as described above, we have not recorded any significant goodwill impairment charges since the later of January 1, 2002 or the date on which a new basis of accounting was established, as applicable. At January 1, 2008, December 31, 2008 and December 31, 2009 and based on exchange rates as of those dates, the amount of our accumulated impairments with respect to our broadband communications operations in Romania was nil, $145.5 million and $263.1 million, respectively.

Changes in the carrying amount of goodwill during 2008 are as follows:

	January 1, 2008	Acquisition- related adjustments	Impairments	Release of pre-acquisition valuation allowance and other income tax related adjustments	Foreign currency translation adjustments and other	December 31, 2008
		in millions
UPC Broadband Division:
The Netherlands	$1,367.0	$1.5	$—	$(41.6)	$(47.4)	$1,279.5
Switzerland	2,519.8	—	—	(19.3)	158.1	2,658.6
Other Western Europe	1,133.0	1.0	—	(0.3)	(43.1)	1,090.6

Total Western Europe	5,019.8	2.5	—	(61.2)	67.6	5,028.7
Central and Eastern Europe	1,530.4	36.4	(144.8)	—	(148.1)	1,273.9

Total UPC Broadband Division	6,550.2	38.9	(144.8)	(61.2)	(80.5)	6,302.6
Telenet (Belgium)	2,183.0	118.4	—	—	(96.6)	2,204.8
J:COM (Japan)	2,677.3	275.0	—	(8.4)	607.3	3,551.2
VTR (Chile)	534.3	—	—	—	(115.8)	418.5
Austar (Australia)	264.4	50.7	—	(2.7)	(25.3)	287.1
Corporate and other	417.6	41.6	—	—	(78.7)	380.5

Total LGI	$12,626.8	$524.6	$(144.8)	$(72.3)	$210.4	$13,144.7

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31,
	2009	2008
	in millions
Gross carrying amount:
Customer relationships	$3,257.9	$3,150.3
Other	307.4	345.3

	$3,565.3	$3,495.6

Accumulated amortization:
Customer relationships	$(1,344.1)	$(973.0)
Other	(91.2)	(117.6)

	$(1,435.3)	$(1,090.6)

Net carrying amount:
Customer relationships	$1,913.8	$2,177.3
Other	216.2	227.7

	$2,130.0	$2,405.0

Amortization of intangible assets with finite useful lives was $370.4 million, $422.7 million and $355.0 million during 2009, 2008 and 2007, respectively. Based on our amortizable intangible asset balances at December 31, 2009, we expect that amortization expense will be as follows for the next five years and thereafter. Amounts presented below represent U.S. dollar equivalents based on December 31, 2009 exchange rates (in millions):

2010	$370.5
2011	300.3
2012	275.9
2013	245.6
2014	236.8
Thereafter	700.9

Total	$2,130.0

Indefinite-lived Intangible Assets

At December 31, 2009 and 2008, franchise rights and other indefinite-lived intangible assets aggregating $187.7 million and $183.7 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(10)	Debt

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2009				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing
		capacity (b)
		Borrowing currency		U.S. $ equivalent	December 31,		December 31,
					2009	2008	2009	2008
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%		$—	$—	$992.4	$—	$630.7	$—
Subsidiaries:
UPC Broadband Holding Bank Facility	3.54%		€439.1	629.3	8,506.6	7,463.7	9,052.1	8,823.1
UPC Holding Senior Notes	8.80%		—	—	2,295.8	1,141.3	2,219.0	1,534.8
Unitymedia Senior Notes (f)	8.50%		—	—	3,911.8	—	3,763.3	—
Telenet Credit Facility	3.83%		€310.0	444.3	2,802.3	2,695.8	2,851.9	2,769.6
J:COM Credit Facility	0.85%		¥30,000.0	322.1	96.5	411.3	96.5	440.2
Other J:COM debt	1.11%		¥10,000.0	107.4	1,942.5	1,412.4	1,923.1	1,641.9
Sumitomo Collar Loan (g)	1.88%		—	—	1,005.6	1,031.6	1,005.6	1,031.6
LGJ Holdings Credit Facility	3.54%		—	—	765.0	740.2	805.2	826.1
UGC Convertible Notes (h)	1.75%		—	—	564.1	574.5	564.1	574.5
Austar Bank Facility	5.49%	AUD	23.7	21.3	696.0	535.4	740.7	598.0
VTR Bank Facility (i)	2.68%	CLP	13,837.5	27.3	460.8	465.5	460.8	465.5
Chellomedia Bank Facility	3.39%		€25.0	35.8	218.1	269.4	268.4	301.2
Liberty Puerto Rico Bank Facility	2.23%		—	—	154.8	154.1	175.9	167.6
Other	9.73%		—	—	131.2	156.3	131.2	156.3

Total debt	4.61%			$1,587.5	$24,543.5	$17,051.5	24,688.5	19,330.4

Capital lease obligations:
J:COM							684.9	704.2
Telenet							444.5	438.0
Other subsidiaries							34.7	30.3

Total capital lease obligations							1,164.1	1,172.5

Total debt and capital lease obligations							25,852.6	20,502.9
Current maturities							(487.7)	(513.0)

Long-term debt and capital lease obligations							$25,364.9	$19,989.9

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(a)	Represents the weighted average interest rate in effect at December 31, 2009 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, discounts and commitments fees, but excluding the impact of financing costs, our estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 6.6% at December 31, 2009. For information concerning our derivative instruments, see note 7.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2009 without regard to covenant compliance calculations. At December 31, 2009, our availability under (i) the UPC Broadband Holding Bank Facility (as defined below) was limited to €317.9 million ($455.6 million) and (ii) the Chellomedia Bank Facility (as defined below) was limited to €14.6 million ($20.9 million). Additionally, when the December 31, 2009 bank reporting requirements have been completed and taking into account financing transactions completed subsequent to December 31, 2009, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €58.9 million ($84.4 million). Also, the full €25.0 million ($35.8 million) of unused borrowing capacity under the Chellomedia Bank Facility will be available once the December 31, 2009 bank reporting requirements have been completed. To the extent we were to draw on the VTR Bank Facility (as defined below) commitments, we would be required to set aside an equivalent amount of cash collateral. On December 21, 2009, UPC Germany entered into a revolving credit facility. No amounts were available to be borrowed under this revolving credit facility as of December 31, 2009. For additional information regarding amounts that became available for borrowing subsequent to December 31, 2009, see related discussion below.

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of discounts, where applicable.

(e)	The $935.0 million principal amount of the LGI Convertible Notes (as defined below) includes $626.2 million that we allocated to a debt component and $308.8 million that we allocated to an equity component. See the related discussion below for additional information. The amount reported in the estimated fair value column for the LGI Convertible Notes represents the estimated fair value of the entire instrument, including the debt and equity components.

(f)	The proceeds received from the November 2009 issuance of the Unitymedia Senior Notes (as defined below) were placed into two escrow accounts. At December 31, 2009, the aggregate amount included in the escrow accounts of €2,560.7 million ($3,669.7 million) is included in long-term restricted cash in our consolidated balance sheet. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price (as defined in note 22), and in March 2010, the remaining balances of the escrow accounts will be released in connection with the repayment of Unitymedia’s existing indebtedness. See note 22 and the related discussion below for additional information.

(g)	See note 7 for information regarding the Sumitomo Collar Loan.

(h)	The UGC Convertible Notes are measured at fair value. See below for additional information.

(i)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. This cash collateral account had a balance of $460.8 million at December 31, 2009, of which $4.7 million is reflected as a current asset and $456.1 million is included in long-term restricted cash in our consolidated balance sheet.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

LGI Convertible Notes

In November 2009, LGI completed the offering and sale of $935.0 million principal amount of 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes). The net proceeds of $910.8 million, after deducting the initial purchaser’s discount and related transaction costs aggregating $24.2 million, were subsequently used on January 28, 2010 to fund a portion of the Unitymedia Purchase Price (see note 22). Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2010. The LGI Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of LGI’s existing and future unsubordinated and unsecured indebtedness and ranks senior in right of payment to all of LGI’s existing and future subordinated indebtedness. The LGI Convertible Notes are effectively subordinated in right of payment to all existing and future indebtedness, other liabilities and preferred stock of LGI’s subsidiaries.

In addition to customary default provisions, the indenture governing the LGI Convertible Notes, which does not contain any financial or operating covenants, provides that any default in the payment of indebtedness or any acceleration of indebtedness in excess of $100 million of LGI or its Significant Subsidiaries (as defined in the indenture) is an event of default under the LGI Convertible Notes indenture.

The LGI Convertible Notes may be converted into shares of LGI common stock, cash or any combination of cash and shares of common stock, at the initial conversion rates of 28.2602 shares of LGI Series A common stock and 9.4201 shares of LGI Series C common stock per $1,000 principal amount (for an aggregate of 26,423,287 shares of Series A common stock and 8,807,794 shares of Series C common stock). The initial conversion rates are subject to adjustment under certain circumstances. The LGI Convertible Notes may not be redeemed at LGI’s election prior to the scheduled maturity date. If a “fundamental change,” as defined in the indenture, occurs at any time, a holder of LGI Convertible Notes will, subject to certain conditions, have the right to require LGI to repurchase for cash all or a portion of the holder’s LGI Convertible Notes.

The $935.0 million principal amount of the LGI Convertible Notes was allocated between debt and equity components. The portion of the principal amount allocated to the debt component of $626.2 million was measured based on the estimated fair value of a debt instrument that has the same terms as the LGI Convertible Notes without the conversion feature. This debt component will be accreted to the principal amount to be repaid on the November 15, 2016 maturity date using the effective interest method. The stated interest rate of the LGI Convertible Notes plus the accretion of the discount results in an effective interest rate of 11.5%. The $308.8 million difference between the outstanding principal amount and the amount allocated to the debt component has been recorded, net of deferred income taxes and a pro rata portion of the initial purchaser’s discount and related transaction costs, as an increase to additional paid-in capital in our consolidated statement of equity.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($71.7 million) or more in the aggregate of (i) Liberty Global Europe,

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Inc. (an indirect subsidiary of UGC), (ii) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe, Inc. and (iii) UPC Holding II B.V. (a direct subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

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

The covenant in the UPC Broadband Holding Bank Facility relating to disposals of assets includes a basket for permitted disposals of assets, the Annualized EBITDA of which does not exceed a certain percentage of the Annualized EBITDA of the Borrower Group, each capitalized term as defined in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the Borrower Group, as defined in the UPC Broadband Holding Bank Facility.

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA, as defined in the UPC Broadband Holding Bank Facility, of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($143.3 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The details of our borrowings under the UPC Broadband Holding Bank Facility as of December 31, 2009 are summarized in the following table:

Facility	Final maturity date	December 31, 2009
		Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions
I	April 1, 2010	EURIBOR + 2.50%	€48.1	$68.9	$—
L	July 3, 2012	EURIBOR + 2.25%	€129.7	185.9	—
M	(d)	EURIBOR + 2.00%	€954.2	—	1,367.4
N	(d)	LIBOR + 1.75%	$1,400.0	—	1,400.0
O	July 31, 2013	(e)	(e)	—	71.9
P	September 2, 2013	LIBOR + 2.75%	$511.5	—	511.5
Q	(f)	EURIBOR + 2.75%	€422.0	374.5	230.3
R	(f)	EURIBOR + 3.25%	€263.3	—	377.3
S	(g)	EURIBOR + 3.75%	€1,700.0	—	2,436.2
T	(g)	LIBOR + 3.50%	$876.1	—	865.0
U	(h)	EURIBOR + 4.00%	€1,250.8	—	1,792.5

Total				$629.3	$9,052.1

(a)	Amounts represent total third-party commitments at December 31, 2009 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities I, L, M and N have been novated to UPC Broadband Operations B.V. (UPC Broadband Operations), a direct subsidiary of UPC Broadband Holding, and, accordingly, such amounts are not included in the table above. Subsequent to December 31, 2009, we cancelled Facility I.

(b)	At December 31, 2009, our availability under the UPC Broadband Holding Bank Facility was limited to €317.9 million ($455.6 million). When the December 31, 2009 bank reporting requirements have been completed and taking into account financing transactions completed subsequent to December 31, 2009, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €58.9 million ($84.4 million).

(c)	The Facility T amount includes the impact of discounts.

(d)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(e)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($31.7 million) sub-tranche and (ii) a PLN 115.1 million ($40.2 million) sub-tranche.

(f)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(g)	The final maturity dates for Facilities S and T are the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($358.3 million) or more.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(h)	The final maturity date for Facility U is the earlier of (i) December 31, 2017 and (ii) October 17, 2013, the date falling 90 days prior to the date on which the UPC Holding Senior Notes due in 2014 (see below) fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($358.3 million) or more.

2009 Transactions. During 2009, pursuant to various additional facility accession agreements, new Facilities Q, R, S, T and U (collectively, the New Facilities) were executed under the UPC Broadband Holding Bank Facility. Facility Q is a redrawable term loan facility. Facilities R, S, T and U are non-redrawable term loan facilities.

In connection with the completion of the New Facilities, certain of the lenders under the existing Facilities L, M and N novated their commitments to Liberty Global Europe BV (LG Europe) (which commitments were subsequently novated by LG Europe to UPC Broadband Operations in December 2009) and entered into the New Facilities. As a result, total commitments of €700.3 million ($1,003.6 million), €2,935.8 million ($4,207.2 million) and $500.0 million under Facilities L, M and N, respectively, were rolled into the New Facilities during 2009. Among other matters, the completion of the New Facilities resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

During September and October 2009, Facility T was increased by $325.0 million through the addition of (i) a $25.0 million tranche issued at par and (ii) a $300.0 million tranche issued at a discount of 4%, resulting in net proceeds after discounts of $313.0 million.

In November 2009, Facility Q was increased by a €35.0 million ($50.2 million) redrawable term loan facility (Facility Q5).

Fees and third-party costs incurred during 2009 in connection with the New Facilities included $33.2 million related to Facilities Q and R and $22.0 million related to Facilities S, T and U. In accordance with applicable guidance, (i) $35.6 million, representing the fees and third-party costs related to Facilities Q and R, and a portion of the fees and third-party costs related to Facility T, were capitalized as deferred financing costs and (ii) $19.6 million, representing the fees and third-party costs related to Facilities S and U, and a portion of the fees and third-party costs related to Facility T, were charged to expense and included in losses on debt modifications and extinguishments in our consolidated statement of operations.

2008 Transactions. In August and September 2008, two additional facility accession agreements (Facility O and Facility P, respectively) were entered into under the UPC Broadband Holding Bank Facility. Facility O is an additional term loan facility comprised of (i) a HUF 5,962.5 million ($31.7 million) sub-tranche and (ii) a PLN 115.1 million ($40.2 million) sub-tranche, and both sub-tranches were drawn in full in August 2008. Facility P is an additional term loan facility in the principal amount of $521.2 million, of which only $511.5 million was received due to the failure of one of the lenders to fund a $9.7 million commitment. Certain of the lenders under Facility I, which was then a €250.0 million ($358.3 million) repayable and redrawable term loan under the UPC Broadband Holding Bank Facility, novated €202.0 million ($289.5 million) of their undrawn commitments to LG Europe (which commitments were subsequently novated by LG Europe to UPC Broadband Operations in December 2009) and entered into Facility P. Facility P was drawn on September 12, 2008. The proceeds of Facilities O and P were used for general corporate and working capital purposes.

2007 Transactions. In April and May 2007, the UPC Broadband Holding Bank Facility was amended and six additional facility accession agreements (collectively, the 2007 Accession Agreements) were executed. In connection with the execution of the 2007 Accession Agreements, each of which provided for an additional term loan under new Facilities M and N of the UPC Broadband Holding Bank Facility, the then existing Facilities J1, J2,

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

K1 and K2 were refinanced. Tranches 1, 2 and 3 under Facility M became effective on April 17, 2007, April 16, 2007 and May 18, 2007, respectively. The €1,695.0 million ($2,429.1 million) of proceeds received under Facility M — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J1 and Facility K1 under the UPC Broadband Holding Bank Facility. The €1,175.0 million ($1,683.9 million) of proceeds received under Facility M — Tranche 2 were indirectly used, together with available cash of €207.2 million ($280.8 million at the transaction date), to repay debt of certain subsidiaries of Cablecom Holdings GmbH (Cablecom), an indirect subsidiary through which we hold our broadband communications operations in Switzerland, and Liberty Global Switzerland, Inc., another indirect subsidiary and the then immediate parent of Cablecom. Effective April 16, 2007, Cablecom and its subsidiaries became subsidiaries of UPC Broadband Holding. The €520.0 million ($745.2 million) of proceeds received under Facility M — Tranche 3 were used to fund the cash collateral account that secures the VTR Bank Facility and for general corporate and working capital purposes. Tranche 4 under Facility M became effective on May 14, 2007 and was drawn in full in September 2007. The €250.0 million ($358.3 million) of proceeds received under Facility M — Tranche 4 were used for general corporate purposes. Tranches 1 and 2 under Facility N became effective on May 16, 2007 and May 18, 2007, respectively. The $1,775.0 million of proceeds received under Facility N — Tranche 1 were used to refinance all of the outstanding borrowings under Facility J2 and Facility K2 under the UPC Broadband Holding Bank Facility. The $125.0 million of proceeds received under Facility N — Tranche 2 were used for general corporate and working capital purposes. Tranches 1, 2, 3, and 4 under Facility M and Tranches 1 and 2 under Facility N were subsequently combined into single Facilities M and N, respectively.

Pursuant to an amendment letter dated April 16, 2007, the UPC Broadband Holding Bank Facility was amended to permit the acquisition of LGI’s indirect 80% interest in VTR (either directly or indirectly by the acquisition of its parent holding company) and its subsidiaries by a member of the Borrower Group, as defined in the UPC Broadband Holding Bank Facility (the VTR Transfer). The amendment letter also amended the terms of the UPC Broadband Holding Bank Facility to, among other things, permit security interests granted under VTR’s then existing bank facilities, including any refinancing thereof, and over related deposits or similar arrangements and to permit the disposal of all or any part of any member of the VTR Group (consisting of VTR, its subsidiaries and its parent holding company) without impact on the ability to dispose of other assets in the Borrower Group, as defined in the UPC Broadband Holding Bank Facility, under applicable covenants. The VTR Transfer was completed on May 23, 2007, when certain of our subsidiaries that collectively own an 80% interest in VTR were transferred to a subsidiary of UPC Broadband Holding.

In connection with the refinancing of Facilities J1, J2, K1 and K2, as described above, we recognized debt extinguishment losses of $8.4 million, representing the write-off of unamortized deferred financing costs.

UPC Holding Senior Notes

On July 29, 2005, UPC Holding issued €500 million ($607 million at the transaction date) principal amount of 7.75% senior notes (the 7.75% Senior Notes). On October 10, 2005, UPC Holding issued €300 million ($363 million at the transaction date) principal amount of 8.625% senior notes (the 8.625% Senior Notes). On April 17, 2007, the €300.0 million ($429.9 million) principal amount of 8.0% senior notes due 2016 (the 8.0% Senior Notes) issued on October 31, 2006 by Cablecom Luxembourg S.C.A. (Cablecom Luxembourg) became the direct obligation of UPC Holding on terms substantially identical (other than as to interest, maturity and redemption) to those governing UPC Holding’s existing senior notes due 2014.

On April 30, 2009, UPC Holding issued €184.4 million ($264.3 million) aggregate principal amount of new 9.75% senior notes due April 2018 (the 9.75% Senior Notes), together with cash payments of €4.6 million ($6.6 million) and €4.1 million ($5.9 million), respectively, in exchange for (i) €115.3 million ($165.2 million) aggregate

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

principal amount of its existing 7.75% Senior Notes and (ii) €69.1 million ($99.0 million) aggregate principal amount of its existing 8.625% Senior Notes. In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged senior notes and incurred applicable commissions and fees, including fees paid to third parties of $5.1 million that are included in losses on debt modifications and extinguishments in our consolidated statement of operations.

On April 30, 2009, UPC Holding also issued €65.6 million ($94.0 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($78.5 million).

On May 29, 2009, UPC Holding issued €150.0 million ($215.0 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% Senior Notes due April 2018 (the 9.875% Senior Notes, and together with the 7.75% Senior Notes, the 8.625% Senior Notes, the 8.0% Senior Notes and the 9.75% Senior Notes, the UPC Holding Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($191.6 million) and $369.7 million, respectively. The net proceeds from the issuance of the 9.75% and 9.875% Senior Notes, after deducting applicable commissions and fees, were used for general corporate purposes.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured by pledges of the shares of UPC Holding. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($71.7 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the indentures), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

The details of the UPC Holding Senior Notes are summarized in the following table:

	December 31, 2009
	Outstanding principal amount		Estimated fair value	Carrying value (a)
UPC Holding Senior Notes:	Borrowing currency	U.S. $ equivalent
	in millions
7.75% Senior Notes due January 2014	€384.6	$551.2	$537.7	$551.2
8.625% Senior Notes due January 2014	€230.9	330.9	333.3	330.9
8.0% Senior Notes due November 2016	€300.0	429.9	412.7	429.9
9.75% Senior Notes due April 2018	€400.0	573.2	592.1	536.0
9.875% Senior Notes due April 2018	$400.0	400.0	420.0	371.0

		$2,285.2	$2,295.8	$2,219.0

(a)	Amounts include the impact of discounts, where applicable.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The UPC Holding Senior Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the indentures.

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on July 15 in the case of the 7.75% and 8.625% Senior Notes, November 1 in the case of the 8.0% Senior Notes and April 15 in the case of the 9.75% and 9.875% Senior Notes of the years set out below:

	Redemption price
Year	7.75% Senior Notes	8.625% Senior Notes	8.0% Senior Notes	9.75% Senior Notes	9.875% Senior Notes
2010	101.938%	102.156%	106.000%	N.A.	N.A.
2011	100.000%	100.000%	104.000%	N.A.	N.A.
2012	100.000%	100.000%	102.660%	N.A.	N.A.
2013	100.000%	100.000%	101.330%	104.875%	N.A.
2014	N.A.	N.A.	100.000%	102.437%	104.938%
2015	N.A.	N.A.	100.000%	100.000%	102.469%
2016 and thereafter	N.A.	N.A.	100.000%	100.000%	100.000%

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

Unitymedia Senior Notes

On November 20, 2009, UPC Germany issued (i) €1,430.0 million ($2,049.3 million) principal amount of 8.125% senior secured notes (the Euro Senior Secured Notes) at an original issue discount of 2.156%, resulting in cash proceeds of €1,399.2 million ($2,077.8 million at the transaction date) before transaction costs, (ii) $845.0 million principal amount of 8.125% senior secured notes (the Dollar Senior Secured Notes and, together with the Euro Senior Secured Notes, the Senior Secured Notes) at an original issue discount of 2.156%, resulting in cash proceeds of $826.8 million before transaction costs and (iii) €665.0 million ($953.0 million) principal amount of 9.625% senior notes (the Senior Notes and together with the Senior Secured Notes, the Unitymedia Senior Notes) at an original issue discount of 2.348%, resulting in cash proceeds of €649.4 million ($964.3 million at the transaction date) before transaction costs. The net proceeds from the sale of the Unitymedia Senior Notes ($3,773.5 million at the transaction date) were placed into two escrow accounts. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price (see note 22). In March 2010, (i) the remaining balances in the escrow accounts will be released in connection with the repayment of Unitymedia’s existing indebtedness, (ii) the obligations under the Senior Secured Notes will be assumed by Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen) and Unitymedia NRW GmbH (Unitymedia NRW) and (iii) the obligations under the Senior Notes will be assumed by Unitymedia (collectively, the Debt Pushdown). Unitymedia Hessen and Unitymedia NRW (the Senior Secured Notes Co-Issuers) are indirect subsidiaries of Unitymedia. In connection with the issuance of the Unitymedia Senior Notes, we incurred commissions and expenses, including legal, accounting and other professional fees, of $104.0 million.

Upon completion of the Debt Pushdown, the Senior Secured Notes and the Senior Notes will be senior obligations of the Senior Secured Notes Co-Issuers and Unitymedia (each an Issuer), respectively, that will rank equally with all of the existing and future senior debt and will be senior to all existing and future subordinated debt of the Senior Secured Notes Co-Issuers. The Senior Secured Notes will be secured by a first-ranking pledge over the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

shares of the Senior Secured Notes Co-Issuers and certain other asset security of certain direct and indirect subsidiaries of Unitymedia. The Senior Notes will be secured by a first-ranking pledge of Unitymedia and junior-priority share pledges and other asset security of certain direct and indirect subsidiaries of Unitymedia.

In addition, the Unitymedia Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($35.8 million) or more in the aggregate of an Issuer or any of the Restricted Subsidiaries (as defined in the indentures) is an event of default under the Unitymedia Senior Notes.

The Unitymedia Senior Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the indentures.

The details of the Unitymedia Senior Notes are summarized in the following table:

	December 31, 2009
		Outstanding principal amount		Estimated fair value	Carrying value (a)
Unitymedia Senior Notes	Interest rate	Borrowing currency	U.S. $ equivalent
		in millions
Euro Senior Secured Notes due December 2017	8.125%	€1,430.0	$2,049.3	$2,077.5	$2,005.6
Dollar Senior Secured Notes due December 2017	8.125%	$845.0	845.0	861.0	826.9
Senior Notes due December 2019	9.625%	€665.0	953.0	967.2	930.8

			$3,847.3	$3,905.7	$3,763.3

(a)	Amounts include the impact of discounts, where applicable.

At any time prior to December 1, 2012 in the case of the Senior Secured Notes and December 1, 2014 in the case of the Senior Notes, the Issuer may redeem some or all of the Unitymedia Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on December 1, 2012 and December 1, 2014, respectively, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through December 1, 2012 and December 1, 2014, respectively, computed using the discount rate specified in the indentures, over (b) the principal amount of the applicable Unitymedia Senior Notes on the redemption date and (iii) accrued but unpaid interest and additional amounts, if any, to the applicable redemption date.

The Issuer may redeem some or all of the Unitymedia Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on December 1 of the years set out below:

	Redemption Price
Year	Senior Secured Notes	Senior Notes
2012	108.125%	N.A.
2013	104.063%	N.A.
2014	102.031%	104.813%
2015	100.000%	103.208%
2016	100.000%	101.604%
2017 and thereafter	100.000%	100.000%

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

In addition, at any time prior to December 1, 2012, the Issuer may redeem up to 35% of the Unitymedia Senior Notes (at a redemption price of 108.125% of the principal amount in the case of the Senior Secured Notes and 109.625% of the principal amount in the case of the Senior Notes) with the net proceeds from one or more specified equity offerings.

At any time on or after November 20, 2010 but prior to November 20, 2012, the Issuer has the option, following completion of a UPC Exchange Transaction (as defined below), to redeem all, but not less than all, of the Unitymedia Senior Notes. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be (i) 101% if such redemption is on or before November 20, 2011 or (ii) 102% if such redemption is after November 20, 2011. A UPC Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior notes issued by UPC Broadband Holding or UPC Holding, as applicable, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of Unitymedia Senior Notes to participate in the exchange offer), offered in exchange for Unitymedia Senior Notes.

The Issuer may redeem all of the Unitymedia Senior Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If the Issuer or certain of its subsidiaries sell certain assets or experience specific changes in control, the Issuer must offer to repurchase the Unitymedia Senior Notes at a redemption price of 101%.

Unitymedia Revolving Credit Facility

On December 21, 2009, UPC Germany entered into an €80.0 million ($114.6 million) secured revolving credit facility agreement with certain lenders (the Unitymedia Revolving Credit Facility). The applicable margin for the Unitymedia Revolving Credit Facility is EURIBOR plus a margin of 3.75%. Borrowings under the Unitymedia Revolving Credit Facility, which mature on December 31, 2014, may be used for general corporate and working capital purposes. No amounts were available to be borrowed under the Unitymedia Revolving Credit Facility at December 31, 2009. Following the January 28, 2010 completion of the Unitymedia Acquisition (as defined in note 22), the amount available to be borrowed was increased to €40.0 million ($57.3 million) and upon the completion of the Debt Pushdown in March 2010, the amount available to be borrowed will be increased to €80.0 million. Upon completion of the Debt Pushdown, the obligations of UPC Germany will be assumed by Unitymedia Hessen and Unitymedia NRW. In addition to customary restrictive covenants and events of default, the Unitymedia Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the Unitymedia Revolving Credit Facility. The Unitymedia Revolving Credit Facility is secured by a pledge over the shares of the borrower and certain other asset security of certain direct and indirect subsidiaries of Unitymedia. The Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion.

Telenet Credit Facility

On August 1, 2007, Telenet Bidco executed a new senior credit facility agreement, as amended and restated by various supplemental agreements (the Telenet Credit Facility). At that date, the Telenet Credit Facility provided for (i) a €530.0 million ($759.5 million) Term Loan A Facility (Telenet Facility A) maturing in August 2012, (ii) a €307.5 million ($440.7 million) Term Loan B1 Facility (Telenet Facility B1) maturing in February 2014, (iii) a €225.0 million ($322.4 million) Term Loan B2 Facility (Telenet Facility B2) maturing in February 2014, (iv) a €1,062.5 million ($1,522.6 million) Term Loan C Facility (Telenet Facility C) maturing in August 2015 and (v) a €175.0 million ($250.8 million) Revolving Facility (the Telenet Revolving Facility) maturing in August 2014.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

On October 10, 2007, the Telenet Facility A, the Telenet Facility B1 and the Telenet Facility C were drawn in full. The Telenet Facility B2 was initially available to be drawn through July 31, 2008. The Telenet Revolving Facility is available to be drawn until maturity. The proceeds of the Telenet Facility A, the Telenet Facility B1 and the first €462.5 million ($654.8 million at the transaction date) drawn under the Telenet Facility C were used primarily to (i) redeem in full the then outstanding Senior Discount Notes of Telenet and the Senior Notes of one of Telenet’s subsidiaries (collectively, the Telenet Notes) and (ii) repay in full the amounts outstanding under Telenet’s previous credit facility. During the fourth quarter of 2007, we recognized debt extinguishment losses of $88.3 million in the aggregate in connection with the redemption of the Telenet Notes, and the repayment of Telenet’s previous credit facility. These losses include the $71.8 million excess of the redemption values over the carrying values of the Telenet Notes, and $16.5 million related to the write-off of unamortized deferred financing costs.

On November 19, 2007, Telenet used the remaining funds borrowed under the Telenet Facility C to fund a distribution to shareholders by way of a capital reduction. See note 13.

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

The Telenet Facility B2 has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet Facility B2 subject to a maximum of 1.00%. The Telenet Revolving Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Telenet Revolving Facility subject to a maximum of 0.75%.

Effective May 23, 2008, the Telenet Credit Facility was amended to (i) include an increased basket for permitted financial indebtedness incurred pursuant to finance leases, (ii) include a new definition of “Interkabel Acquisition,” (iii) exclude indebtedness incurred under the network lease entered into in connection with the Interkabel Acquisition up to a maximum aggregate amount of €195.0 million ($279.4 million) from the definition of Total Debt (as defined in the Telenet Credit Facility) and (iv) extend the availability period for the €225.0 million ($322.4 million) Telenet Facility B2 from July 31, 2008 to June 30, 2009.

In June 2009, Telenet Bidco amended the Telenet Credit Facility, whereby the undrawn Telenet Facility B2, which was then available to be drawn up to June 30, 2009, was split into two separate facilities: (i) a €135.0 million ($193.5 million) term loan facility (Telenet Facility B2A), which is available to be drawn up to and including June 30, 2010, and (ii) a €90.0 million ($129.0 million) term loan facility (Telenet Facility B2B), which was drawn in full on June 29, 2009. The applicable terms and conditions of Telenet Facility B2A and Telenet Facility B2B are the same as Telenet Facility B2.

On August 25, 2009, pursuant to various additional facility accession agreements, new Telenet Facilities D, E1, E2 and F (collectively, the New Telenet Facilities) were executed under the Telenet Credit Facility. All of the New Telenet Facilities are euro-denominated term loan facilities.

In connection with the completion of the New Telenet Facilities, certain of the lenders under the existing Telenet Facilities A, B1, B2A, B2B and C novated their commitments to Telenet Mobile NV, an indirect wholly- owned subsidiary of Telenet, and entered into the New Telenet Facilities. As a result, during the third quarter of

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

2009, total commitments of €452.8 million ($648.9 million), €238.5 million ($341.8 million), €90.0 million ($129.0 million), €90.0 million and €979.2 million ($1,403.3 million) under Telenet Facilities A, B1, B2A, B2B and C, respectively, were rolled into the New Telenet Facilities. Among other matters, the completion of the New Telenet Facilities resulted in the extension of a significant portion of the maturities under the Telenet Credit Facility.

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

In connection with the completion of the New Telenet Facilities described above, third-party costs aggregating $8.8 million were charged to expense during 2009 and are included in losses on debt modifications and extinguishments in our consolidated statement of operations.

The details of the Telenet Credit Facility are summarized in the following table:

	Final maturity date	December 31, 2009
Facility		Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount
			in millions
A	August 1, 2012	EURIBOR + 2.25%	€77.2	$—	$110.6
B1	(a)	EURIBOR + 2.50%	69.0	—	98.9
B2A	(a)	EURIBOR + 2.50%	45.0	64.5	—
C	August 1, 2015	EURIBOR + 2.75%	83.3	—	119.4
D	December 31, 2014	EURIBOR + 3.00%	452.8	—	648.9
E1	March 31, 2015	EURIBOR + 3.50%	328.5	—	470.8
E2	March 31, 2015	EURIBOR + 3.50%	90.0	129.0	—
F	July 31, 2017	EURIBOR + 3.75%	979.2	—	1,403.3
Revolving Facility	August 1, 2014	EURIBOR + 2.13%	175.0	250.8	—

Total			€2,300.0	$444.3	$2,851.9

(a)	Borrowings under Telenet Facilities B1 and B2A are due and payable in three equal installments on January 31, 2013, July 31, 2013 and January 31, 2014.

Telenet Capital Lease Obligations

At December 31, 2009 and 2008, Telenet’s capital lease obligations included €273.9 million ($392.5 million) and €277.8 million ($398.1 million), respectively, associated with Telenet’s lease of the Telenet PICs Network. For additional information, see note 4.

J:COM Credit Facility

In December 2005, J:COM entered into (i) a ¥30 billion ($322.1 million) revolving credit loan (the 2005 J:COM Revolving Loan) and (ii) an ¥85 billion ($912.6 million) amortizing term loan (the 2005 J:COM Term Loan and, together with the 2005 J:COM Revolving Loan, the J:COM Credit Facility). Borrowings may be made under the J:COM Credit Facility on a senior, unsecured basis. Amounts repaid under the 2005 J:COM Term Loan may not be reborrowed.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

On December 29, 2008, in connection with its acquisition of Mediatti, as discussed in note 4, J:COM borrowed ¥22 billion ($236.2 million) under the 2005 J:COM Revolving Loan and ¥8 billion ($85.9 million) under the 2007 J:COM Revolving Loan (as defined below). The proceeds from these borrowings, along with available cash on hand, were used to fund the Mediatti purchase price and to repay Mediatti’s then existing credit facility.

Borrowings under the J:COM Credit Facility bear interest equal to TIBOR plus a variable margin to be adjusted based on the leverage ratio of J:COM. The weighted-average interest rate, including applicable margins, on the 2005 J:COM Term Loan at December 31, 2009 was 0.85%. Borrowings under the 2005 J:COM Revolving Loan may be used by J:COM for acquisitions and general corporate purposes. Amounts drawn under the 2005 J:COM Term Loan have a final maturity date of December 31, 2010, and amortize in quarterly installments. The final maturity date of all amounts outstanding under the 2005 J:COM Revolving Loan is December 31, 2010 and will be available for drawdown until one month prior to its final maturity. In addition to customary restrictive covenants and events of default, including defaults on other indebtedness of J:COM and its subsidiaries, the J:COM Credit Facility requires compliance with various financial covenants such as: (i) Maximum Senior Debt to EBITDA, (ii) Minimum Debt Service Coverage Ratio and (iii) a Total Shareholder’s Equity test, each capitalized term as defined in the J:COM Credit Facility. The J:COM Credit Facility permits J:COM to transfer funds to its shareholders (and indirectly to LGI) through loans, dividends or other distributions provided that J:COM maintains compliance with applicable covenants. At December 31, 2009, ¥30.0 billion ($322.1 million) was available for borrowing under the 2005 J:COM Revolving Loan. The J:COM Revolving Loan provides for an annual commitment fee of 0.20% on the unused portion.

Other J:COM debt

In July 2009, J:COM issued ¥10.0 billion ($107.4 million) principal amount of new unsecured bonds (the J:COM Bonds).

In March 2009, J:COM entered into (i) a ¥15.0 billion ($161.0 million) variable-rate term loan agreement, (ii) a ¥10.0 billion ($107.4 million) variable-interest rate term loan agreement, (iii) a ¥4.0 billion ($42.9 million) variable-interest rate term loan agreement and (iv) a ¥1.0 billion ($10.7 million) fixed-interest rate term loan agreement (collectively, the 2009 J:COM Term Loans). All amounts under the 2009 J:COM Term Loans were fully drawn in March 2009 and proceeds were used to repay the outstanding balances of the 2005 J:COM Revolving Loan and the 2007 J:COM Revolving Loan. The 2009 J:COM Term Loans contain covenants similar to the J:COM Credit Facility.

On March 31, 2008, J:COM entered into a ¥25 billion ($268.4 million) syndicated term loan (the 2008 J:COM Term Loan). On April 16, 2008 the full amount of the 2008 J:COM Term Loan was drawn and the proceeds were used to repay a portion of the outstanding 2005 J:COM Term Loan. The 2008 J:COM Term Loan contains covenants similar to those of the J:COM Credit Facility.

On September 28, 2007, J:COM entered into a ¥10 billion ($107.4 million) unsecured revolving credit facility agreement with a syndicate of banks (the 2007 J:COM Revolving Loan). Borrowings under the 2007 J:COM Revolving Loan, may be used for acquisitions and general corporate purposes. In addition to customary restrictive covenants and events of default, including defaults on other indebtedness of J:COM and its subsidiaries, the 2007 J:COM Revolving Loan requires compliance with various financial covenants such as: (i) Minimum Working Capital, (ii) Maximum Senior Debt to EBITDA and (iii) Minimum Debt Service Coverage Ratio, each capitalized term as defined in the 2007 J:COM Revolving Loan agreement. As of December 31, 2009, ¥10.0 billion was available for borrowing under the 2007 J:COM Revolving Loan. The 2007 J:COM Revolving Loan provides for an annual commitment fee of 0.10% on the unused portion.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

During 2006, J:COM entered into various fixed and variable rate term loans (the 2006 J:COM Term Loans). The 2006 J:COM Term Loans contain covenants similar to those of the J:COM Credit Facility.

The details of J:COM’s other debt are summarized in the following table:

Debt / type	Final maturity date	December 31, 2009
		Interest rate (a)	Facility/principal amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount
			in millions
J:COM Bonds	June 30, 2014	1.51%	¥10,000.0	$—	$107.4
2009 J:COM Term Loans:
Variable	(b)	3mo TIBOR + 0.57%	29,000.0	—	311.4
Fixed	March 11, 2016	1.85%	1,000.0	—	10.7
2008 J:COM Term Loan	April 16, 2014	3mo TIBOR + 0.2%	25,000.0	—	268.4
2007 J:COM Revolving Loan	September 14, 2012	1mo TIBOR +0.35%	10,000.0	107.4	—
2006 J:COM Term Loans:
Variable	September 25, 2011	6mo TIBOR +0.25%	2,000.0	—	21.5
Variable	(c)	6mo LIBOR + 0.31%	49,500.0	—	531.4
Fixed	(d)	1.95%	40,500.0	—	434.8
Other J:COM debt	(e)	0.53%	22,121.2	—	237.5

Total			¥189,121.2	$107.4	$1,923.1

(a)	Interest rates of aggregated term loans are presented on a weighted average basis.

(b)	The variable rate 2009 J:COM Term Loans have final maturity dates ranging from March 12, 2012 to March 12, 2015.

(c)	The variable rate 2006 J:COM Term Loans have final maturity dates ranging from October 27, 2011 to October 25, 2013.

(d)	The fixed rate 2006 J:COM Term Loans have final maturity dates ranging from March 29, 2013 to October 25, 2013.

(e)	The Other J:COM debt includes various loans that have final maturity dates ranging from January 20, 2010 to March 20, 2019.

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($716.5 million) 1.75% euro-denominated convertible senior notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes, which does not contain any financial or operating covenants, provides that an acceleration of indebtedness in excess of €50 million ($71.7 million) of UGC or its Significant Subsidiaries (as defined in the indenture) is an event of default under the indenture for the UGC Convertible Notes.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Prior to September 11, 2007, the UGC Convertible Notes in the aggregate were convertible into 11,044,375 shares of LGI Series A common stock and 11,044,375 shares of LGI Series C common stock based on the then conversion price for one share of LGI Series A common stock and the related Series C Dividend Shares Amount (as defined in the indenture governing the UGC Convertible Notes), which was equivalent to a conversion rate of 22.09 LGI Series A shares and 22.09 LGI Series C shares for each €1,000 principal amount of UGC Convertible Notes. Effective September 11, 2007, the conversion price of the UGC Convertible Notes was adjusted to give effect to the cumulative impact of our self-tender offers since the issuance of the UGC Convertible Notes. After giving effect to this adjustment and our March 2009 repurchase transactions, as described below, the UGC Convertible Notes in the aggregate are convertible into 8,905,137 LGI Series A shares and 8,813,411 LGI Series C shares, which is equivalent to a conversion rate of 22.32 shares of LGI Series A common stock and 22.09 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

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

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at an aggregate purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The $25.9 million change in the fair value of the repurchased UGC Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our 2009 consolidated statement of operations.

The UGC Convertible Notes are measured at fair value. Our assessments of the fair value of the UGC Convertible Notes at December 31, 2009 and 2008 include estimated credit risk components of $31.8 million and $136.5 million, respectively. These credit risk components are estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk resulted in a loss of $82.9 million during 2009 and a gain of $111.9 million during 2008. These amounts are included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our consolidated statements of operations. For information regarding our fair value measurements, see note 8.

Austar Bank Facility

On August 28, 2007, Austar Entertainment amended and restated its then existing bank facility (the Austar Bank Facility), which allowed Austar Entertainment to borrow up to AUD 850.0 million ($763.2 million) and provides for (i) a AUD 225.0 million ($202.0 million) term loan (Tranche A), which bears interest at BBSY plus

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

margins ranging from 0.90% to 1.70% and matures in August 2011, (ii) a AUD 500.0 million ($448.9 million) term loan, which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013 and (iii) a AUD 100.0 million ($89.8 million) revolving facility, which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($22.4 million) working capital facility that matures in August 2012. Borrowings under the Austar Bank Facility were advanced to Austar to fund (i) the October 31, 2007 redemption of the Austar Subordinated Transferable Adjustable Redeemable Securities and (ii) Austar’s November 1, 2007 distribution to its shareholders (see note 13). The Austar Bank Facility has a commitment fee on undrawn and uncancelled balances of 0.5% per year. As of December 31, 2009, the two term loans and the revolving facility have been drawn in full.

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

On September 17, 2009, Austar Entertainment amended the Austar Bank Facility to extend the maturity date of a portion of Tranche A, which was fully drawn at that date. Under the terms of the amendment, lenders representing AUD 176.0 million ($158.0 million) of the AUD 225.0 million ($202.0 million) amount outstanding under Tranche A have agreed to a “forward start” structure, whereby a new Tranche A2 was created and will be available to be drawn, at Austar Entertainment’s option, upon the final maturity of Tranche A in August 2011. The AUD 49.0 million ($44.0 million) of Tranche A that was not effectively extended continues to bear interest at AUD BBSY plus a margin ranging from 0.90% to 1.70% and matures in August 2011. The new Tranche A2 matures in August 2014 and borrowings under Tranche A2, if drawn, will bear interest at AUD BBSY plus a margin ranging from 2.80% to 4.00%, depending on Austar’s leverage ratio at the time of the drawdown. Tranche A2 provides for an annual commitment fee of 1.0% of the committed Tranche A2 amount until August 2011.

LGJ Holdings Credit Facility

On October 31, 2007, LGJ Holdings, our wholly-owned indirect subsidiary, executed a new senior secured credit facility agreement (the LGJ Holdings Credit Facility). The LGJ Holdings Credit Facility provided for an initial term loan facility in the amount of ¥75.0 billion ($805.2 million) (the LGJ Term Loan Facility) which was drawn in full on November 5, 2007. The proceeds of the LGJ Term Loan Facility were used to make a distribution to the sole member of LGJ Holdings and to pay fees, costs and expenses incurred in connection with the LGJ Term Loan Facility. The applicable margin for the LGJ Term Loan Facility was 3.25% per annum over TIBOR. Subsequent to December 31, 2009, the LGJ Holdings Credit Facility was repaid in full with a portion of the proceeds from the sale of the J:COM Disposal Group. For additional information, see note 22.

VTR Bank Facility

In connection with the VTR Transfer, a single lender acquired the interests and was subrogated to the rights of the lenders under the then existing fully-drawn $475.0 million U.S. dollar denominated Tranche B term loan under VTR’s previous bank facility (the VTR Tranche B Term Loan). The VTR Tranche B Term Loan was then amended and restated pursuant to the VTR Bank Facility. The amendments included, among other things, a 100 basis point reduction in the interest rate margin payable under the VTR Tranche B Term Loan (from LIBOR plus 3.0% to Eurodollar Rate, as defined in the VTR Bank Facility, plus 2.0%) and the elimination of certain restrictive

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

covenants and undertakings. VTR’s then existing undrawn CLP 122.6 billion ($241.6 million) term loan (the VTR Tranche A Term Loan) and CLP 13.8 billion ($27.3 million) revolving loan (the VTR Revolving Loan) facilities were cancelled and replaced in the VTR Bank Facility on substantially the same terms. Effective November 20, 2009, the undrawn VTR Tranche A Term Loan was no longer available to be drawn. The VTR Tranche B Term Loan matures in September 2014 and the VTR Revolving Loan matures in March 2013. Any borrowings under the VTR Revolving Loan will bear interest at the Nominal TAB Rate, as defined in the VTR Bank Facility, plus 2.50%.

Pursuant to the deposit arrangements with the lender in relation to the VTR Bank Facility, we are required to fund a cash collateral account in an amount equal to the outstanding principal and interest payable under the VTR Bank Facility. In this regard, we used borrowings under Facility M of the UPC Broadband Holding Bank Facility to fund a deposit with the new lender securing VTR’s obligations under the VTR Bank Facility. In connection with the refinancing of VTR’s bank facilities, VTR recognized debt extinguishment losses of $19.5 million during the second quarter of 2007, representing the write-off of unamortized deferred financing costs.

Chellomedia Bank Facility

The senior secured credit facility of Chellomedia PFH (the Chellomedia Bank Facility), an indirect subsidiary of Chellomedia, provides the terms and conditions upon which the lenders have made available to Chellomedia PFH (i) two euro-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2009 of €101.9 million ($146.0 million), (ii) two U.S. dollar-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2009 of $87.3 million, (iii) a delayed draw facility due in 2013 with outstanding borrowings at December 31, 2009 of €24.5 million ($35.1 million) and (iv) a revolving facility (which may also be drawn in Hungarian forints) due in 2012. As of December 31, 2009, the four term facilities and the delayed draw facility have been drawn in full. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.50% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR).

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

Liberty Puerto Rico Bank Facility

Liberty Puerto Rico’s bank facility (the Liberty Puerto Rico Bank Facility) provides for (i) a $150 million amortizing term loan (the LPR Term Loan), (ii) a $20 million amortizing delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility may be used to fund the general corporate and working capital requirements of Liberty Puerto Rico. All amounts borrowed under the Liberty Puerto Rico Bank Facility bear

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The Liberty Puerto Rico Bank Facility was fully drawn as of December 31, 2009.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2009 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2009 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (excluding VTR) (a)	VTR (b)	Unitymedia	Telenet	J:COM	Austar	Other (c)	Total
	in millions
Year ended December 31:
2010	$—	$8.5	$4.7	$—	$—	$214.4	$—	$5.3	$232.9
2011	—	0.2	4.7	—	—	206.7	44.0	577.2	832.8
2012	—	0.2	4.7	—	110.7	167.5	89.8	810.7	1,183.6
2013	—	1,465.7	4.7	—	65.9	750.3	448.9	262.9	2,998.4
2014	—	2,997.6	442.0	—	681.8	541.3	158.0	169.5	4,990.2
Thereafter	935.0	6,885.3	—	3,847.3	2,079.7	139.4	—	1,037.5	14,924.2

Total debt maturities	935.0	11,357.5	460.8	3,847.3	2,938.1	2,019.6	740.7	2,863.1	25,162.1
Fair value adjustment and unamortized discount	(304.3)	(77.6)	—	(84.0)	—	—	—	(7.7)	(473.6)

Total debt	$630.7	$11,279.9	$460.8	$3,763.3	$2,938.1	$2,019.6	$740.7	$2,855.4	$24,688.5

Current portion	$—	$8.5	$4.7	$—	$—	$214.4	$—	$5.3	$232.9

Noncurrent portion	$630.7	$11,271.4	$456.1	$3,763.3	$2,938.1	$1,805.2	$740.7	$2,850.1	$24,455.6

(a)	For purposes of this table, we have assumed that (i) the €615.5 million ($882.1 million) outstanding principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed in 2013, (ii) Facilities M, N and Q of the UPC Broadband Holding Bank Facility will be repaid in 2014, (iii) Facility R of the UPC Holding Broadband Holding Bank Facility will be repaid in 2015, (iv) Facilities S and T of the UPC Broadband Holding Bank Facility will be repaid in 2016 and (v) Facility U of the UPC Broadband Holding Bank Facility will be repaid in 2017.

(b)	Amounts represent borrowings under the VTR Credit Facility, for which the source of repayment is expected to be the related cash collateral account.

(c)	The 2011 amount includes the €399.0 million ($571.8 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Capital lease obligations:

	J:COM	Telenet	Other	Total
	in millions
Year ended December 31:
2010	$228.0	$65.3	$9.2	$302.5
2011	182.2	62.0	4.4	248.6
2012	139.0	59.8	3.8	202.6
2013	92.5	56.1	3.3	151.9
2014	51.7	54.5	3.0	109.2
Thereafter	42.3	337.3	29.6	409.2

	735.7	635.0	53.3	1,424.0
Amounts representing interest	(50.8)	(190.5)	(18.6)	(259.9)

Present value of net minimum lease payments	$684.9	$444.5	$34.7	$1,164.1

Current portion	$210.0	$37.5	$7.3	$254.8

Noncurrent portion	$474.9	$407.0	$27.4	$909.3

Non-cash Refinancing Transactions

During 2009, 2008 and 2007, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $5,585.0 million, $389.0 million and $7,019.9 million, respectively.

Subsequent Events

For information regarding a financing transaction completed subsequent to December 31, 2009, see note 22.

(11)	Deferred Construction and Maintenance Revenue

J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers who receive poor reception of broadcast television signals as a result of obstacles that have been constructed by third parties. J:COM and its subsidiaries enter into agreements with these third parties, whereby J:COM receives poor reception compensation or “PRC” (most of which is generally received at the inception of the contract) to construct and maintain cable facilities to provide rebroadcasting services to the affected viewers at no cost to the viewers during the agreement period. Revenue from these PRC agreements has been deferred and is generally recognized on a straight-line basis over periods (up to 20 years) that are consistent with the durations of the underlying agreements. During 2009, 2008 and 2007, J:COM recognized revenue under these PRC arrangements totaling $94.6 million, $57.9 million and $47.6 million, respectively. Deferred revenue recorded under these PRC arrangements is included in our current and long-term liabilities as follows:

	December 31,
	2009	2008
	in millions
Current liabilities - Deferred revenue and advance payments from subscribers and others	$66.5	$59.1
Other long-term liabilities	632.5	722.0

Total	$699.0	$781.1

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(12)	Income Taxes

LGI files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2009:
Federal	$10.4	$198.1	$208.5
State and local	2.5	(15.7)	(13.2)
Foreign	(290.3)	328.7	38.4

	$(277.4)	$511.1	$233.7

Year ended December 31, 2008:
Federal	$(2.3)	$(25.4)	$(27.7)
State and local	(1.0)	(1.7)	(2.7)
Foreign	(197.9)	(205.0)	(402.9)

	$(201.2)	$(232.1)	$(433.3)

Year ended December 31, 2007:
Federal	$33.4	$(84.3)	$(50.9)
State and local	1.7	(4.4)	(2.7)
Foreign	(136.8)	(41.7)	(178.5)

	$(101.7)	$(130.4)	$(232.1)

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2009	2008	2007
	in millions
Computed “expected” tax benefit (expense)	$87.1	$64.8	$(12.3)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	346.7	(28.7)	43.5
Previously unrecorded tax liability on basis difference in foreign subsidiary	(260.4)	—	—
Change in valuation allowance	244.1	(190.1)	(1.8)
International rate differences	(165.5)	(126.4)	(50.6)
Non-deductible or non-taxable interest and other expenses	(34.4)	(66.5)	(65.2)
Impairment and write-off of goodwill	(18.7)	(22.8)	(35.3)
Recognition of previously unrecognized tax benefits	17.5	—	34.6
State and local income taxes, net of federal income taxes	10.6	(1.8)	(1.7)
Enacted tax law and rate changes	(3.1)	(19.6)	(69.1)
Foreign taxes	1.4	(9.7)	(15.8)
Change in tax status of foreign consolidated subsidiary	—	(30.2)	—
Non-deductible provisions for litigation	—	—	(59.9)
Other, net	8.4	(2.3)	1.5

	$233.7	$(433.3)	$(232.1)

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
	in millions
Current deferred tax assets	$504.2	$280.8
Non-current deferred tax assets	461.4	212.3
Current deferred tax liabilities	(1.1)	(9.1)
Non-current deferred tax liabilities	(890.5)	(902.7)

Net deferred tax asset (liability)	$74.0	$(418.7)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$2,815.0	$2,673.0
Debt	267.4	454.7
Deferred revenue	241.4	261.6
Property and equipment, net	113.3	63.9
Derivative instruments	104.8	83.4
Stock-based compensation	80.4	69.9
Other future deductible amounts	253.1	247.3

Deferred tax assets	3,875.4	3,853.8
Valuation allowance	(1,919.0)	(2,053.0)

Deferred tax assets, net of valuation allowance	1,956.4	1,800.8

Deferred tax liabilities:
Intangible assets	(654.6)	(701.7)
Investments	(500.9)	(378.6)
Property and equipment, net	(413.9)	(562.6)
Derivative instruments	(212.6)	(241.9)
Other future taxable amounts	(100.4)	(334.7)

Deferred tax liabilities	(1,882.4)	(2,219.5)

Net deferred tax asset (liability)	$74.0	$(418.7)

Our deferred income tax valuation allowance decreased $134.0 million in 2009. This decrease reflects the net effect of (i) the net tax benefit recorded in our consolidated statement of operations of $244.1 million, (ii) the establishment of a $250.8 million valuation allowance against existing deferred tax assets following the reversal of a similar amount of deferred tax liabilities upon the receipt of a favorable tax ruling, (iii) the reversal of valuation allowances against expired net operating loss carryforwards of $211.7 million, (iv) foreign currency translation adjustments, (v) acquisitions and similar transactions and (vi) other.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The significant components of our tax loss carryforwards and related tax assets at December 31, 2009 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
The Netherlands	$4,779.6	$1,218.8	2012-2019
United States	1,037.0	384.1	2012-2029
Luxembourg	1,027.5	293.8	Indefinite
France	689.2	237.2	Indefinite
Belgium	677.7	230.3	Indefinite
Switzerland	508.6	106.4	2010-2013
Ireland	505.4	63.2	Indefinite
Australia	501.8	150.5	Indefinite
Austria	170.9	42.7	Indefinite
Hungary	126.1	24.0	Indefinite
Chile	80.3	13.7	Indefinite
Romania	62.2	10.0	2010-2014
Japan	61.6	25.1	2010-2016
Puerto Rico	16.2	6.3	2012-2014
Spain	15.8	4.7	2020-2024
Other	18.1	4.2	Various

Total	$10,278.0	$2,815.0

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $93.9 million at December 31, 2009, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2009, U.S. and non-U.S. income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $0.5 billion of cumulative temporary differences (including, for this purpose, any difference between the aggregate tax basis in stock of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries or foreign taxes paid or accrued is subject to various significant limitations under U.S. tax laws including a limited carry back and carry forward period. Some of our operating companies are located in countries with which the U.S. does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.

Through our subsidiaries, we maintain a presence in many foreign countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.S. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.

Although we intend to take reasonable tax planning measures to limit our tax exposures, there can be no assurance we will be able to do so.

We and our subsidiaries file various consolidated and stand alone income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2004 are no longer subject to examination by tax authorities. During 2008, the Internal Revenue Service (IRS) commenced examinations of most of the U.S. federal income tax returns that we or our domestic subsidiaries filed for the 2005 and 2006 tax years. Most of these audits are anticipated to be completed in 2010. Certain of our foreign subsidiaries are also currently involved in income tax examinations in various foreign jurisdictions in which we operate, including Chile (2002 through 2005), Australia (2004 through 2006), the UK (2007), France (2006 and 2007), Czech Republic (2006 and 2007), Hungary (2003 through 2007) and Romania (2007). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.

The changes in our unrecognized tax benefits during 2009 are summarized below (in millions):

Balance at January 1, 2009	$424.6
Reductions for tax positions of prior years	(75.1)
Additions based on tax positions related to the current year	60.5
Lapse of statute of limitations	(15.6)
Additions for tax positions of prior years	8.6
Foreign currency translation	(2.4)

Balance at December 31, 2009	$400.6

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2009, our unrecognized tax benefits included $356.1 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2010, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2009. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. Our unrecognized tax benefits at December 31, 2009 include $176.7 million that were eliminated upon the February 18, 2010 sale of the J:COM Disposal Group. This reduction will not impact our effective income tax rate. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during 2010.

During 2009, 2008, and 2007, our income tax benefit (expense) includes income tax expense (benefit) of $9.6 million, $13.6 million and ($3.9 million), respectively, representing the net accrual (release) of interest and penalties during the period. In addition, our other long-term liabilities include accrued interest and penalties of $34.9 million at December 31, 2009.

(13)	Equity

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued or subject to future issuance pursuant to outstanding stock options. At December 31, 2009, there were (i) 4,326,000, 887,227 and 7,415,496 shares of LGI Series A, Series B and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 4,174,146 and 4,123,953 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs, (iii) 35,328,424 and 17,621,205 shares of LGI Series A and Series C common stock, respectively, reserved for issuance upon conversion of the LGI and UGC Convertible Notes and (iv) 650,830 and 650,828 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted stock units. In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is either issued (9,369,101 shares) or subject to future issuance pursuant to outstanding stock options (887,227 shares).

Subject to any preferential rights of any outstanding series of our preferred stock, the holders of LGI Series A, Series B and Series C common stock will be entitled to such dividends as may be declared from time to time by our board of directors from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one of our series of common stock, we shall also pay to the holders of the other series of our common stock an equal per share dividend. There are currently no restrictions on our ability to pay dividends in cash or stock.

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

Private Placement

In November 2009, we sold 4,500,000 shares of our LGI Series A common stock and 1,500,000 shares of our LGI Series C common stock at $21.375 per share in a private placement transaction (the Private Placement). We also provided certain registration rights covering the shares issued in the Private Placement pursuant to a registration rights agreement. The net proceeds of $126.6 million after deducting commissions were used to fund a portion of the Unitymedia Purchase Price, as defined in note 22.

Stock Repurchases

During 2009, 2008 and 2007, our board of directors authorized various stock repurchase programs. Under these plans, we were authorized to acquire the specified amount of our LGI Series A and Series C common stock from time to time through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our stock repurchase programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. Subsequent to December 31, 2009, our board of directions increased the amount authorized under our current repurchase program by $350.0 million. As of February 19, 2010, the remaining amount authorized under this program was $538.5 million.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

In addition to the share repurchase programs described above, we completed three separate modified Dutch auction self-tender offers during 2007.

The following table provides details of our stock repurchases during 2009, 2008 and 2007:

	LGI Series A common stock		LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased	Average price paid per share (a)	Total cost (a)
					in millions
Stock purchased pursuant to repurchase programs during:
2009	8,156,567	$18.36	15,547,602	$16.53	$406.8

2008	39,065,387	$30.24	35,084,656	$29.52	$2,217.1

2007	5,469,397	$38.57	11,361,890	$37.06	$632.0

Stock purchased pursuant to modified Dutch auction self-tender offers (b):
September 17, 2007	5,682,000	$43.09	9,510,517	$40.09	$626.1
April 25, 2007	7,882,862	35.21	724,183	32.86	301.4
January 10, 2007	5,084,746	29.66	5,246,590	28.74	301.6

Total pursuant to self-tender offers	18,649,608	$36.10	15,481,290	$35.91	$1,229.1

Total purchases (including purchases pursuant to self-tender offers) during:
2009	8,156,567	$18.36	15,547,602	$16.53	$406.8

2008	39,065,387	$30.24	35,084,656	$29.52	$2,217.1

2007	24,119,005	$36.66	26,843,180	$36.39	$1,861.0

(a)	Includes direct acquisition costs.

(b)	Shares purchased pursuant to the self-tender offers were not applied against the authorized amounts of our stock repurchase programs.

Subsidiary Stock Issuances, Dividends and Distributions

Telenet — On May 28, 2009, Telenet’s shareholders approved a distribution of €0.50 per share or €55.9 million ($76.1 million at the average rate for the period). This distribution, which was accrued by Telenet following shareholder approval, was paid on September 1, 2009. Our share of this capital distribution was €28.0 million ($40.9 million at the average rate for the period) and the noncontrolling interest owners’ share was €27.9 million ($40.3 million at the average rate for the period). The noncontrolling interest owners’ share of this distribution has been reflected as a reduction of noncontrolling interests’ equity in our consolidated statement of equity.

On November 19, 2007, Telenet commenced the distribution of €655.9 million ($961.6 million at the transaction date) to its shareholders. Our share of this capital distribution was €335.2 million ($491.4 million at the transaction date).

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

J:COM — During the third quarter of 2008 and the first quarter of 2009, J:COM paid dividends to its shareholders of ¥500 per share or ¥3.428 billion ($31.8 million at the applicable rates) and ¥250 per share or ¥1.715 billion ($18.3 million at the applicable rates), respectively. During the second quarter of 2009, Super Media distributed substantially all of its share of the proceeds from these J:COM dividends to our company and Sumitomo. During the third quarter of 2009, J:COM paid dividends to its shareholders of ¥490 per share or ¥3.361 billion ($36.0 million at the applicable rates) and Super Media distributed substantially all of its share of the proceeds from this J:COM dividend to our company and Sumitomo. After deducting withholding taxes, our share of these J:COM dividends was ¥3.063 billion ($32.2 million at the transaction dates) and the noncontrolling interest owners’ share was ¥5.146 billion ($52.7 million at the average rates for the periods). The noncontrolling interest owners’ share of the J:COM dividends has been reflected as a reduction of noncontrolling interests’ equity in our consolidated statements of equity.

Austar — On April 1, 2008, Austar issued 54,025,795 ordinary shares upon the vesting of certain Class B shares that were originally issued pursuant to an executive compensation plan. Proceeds of AUD 7.5 million ($7.1 million at the average rate for the period) were received by Austar in conjunction with the repayment of the shareholders’ loans associated with the Class B shares. Subsequently, on May 13, 2008, 12,200,000 of these newly issued ordinary shares were purchased by another LGI subsidiary for aggregate cash consideration of AUD 15.3 million ($14.4 million at the transaction date). Also, Austar paid aggregate cash consideration of AUD 55.0 million ($51.9 million at the average rate for the period) to repurchase 46,303,184 of its ordinary shares from public shareholders during the second quarter of 2008 pursuant to a stock repurchase plan. As a result of the foregoing transactions, LGI’s indirect ownership interest in Austar increased from 53.4% to 54.0%, and we recorded an increase to our goodwill of $50.6 million and a decrease to our additional paid-in capital of $8.6 million.

In connection with our December 2005 acquisition of a controlling interest in Austar, we recorded the noncontrolling interests’ share of Austar’s stockholders’ deficit at the acquisition date as a decrease to our additional paid-in capital. With the exception of a period during the first three quarters of 2007 when Austar reported equity and we recorded the noncontrolling interests’ share of Austar’s equity movements as adjustments of noncontrolling interests in our consolidated balance sheet, we have recorded all subsequent changes in the noncontrolling interests’ share of Austar’s equity movements as adjustments to our additional paid-in capital.

On November 1, 2007, Austar distributed AUD 299.9 million ($274.8 million at the transaction date) to its shareholders. Our share of this capital distribution was AUD 160.1 million ($146.7 million at the transaction date). The noncontrolling interest owners’ share of this capital distribution of AUD 124.5 million ($114.1 million at the transaction date) has been reflected as a reduction of additional paid-in capital in our 2007 consolidated statement of equity.

Other

During 2009, 2008 and 2007, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests in, and the equity transactions of, certain of our subsidiaries and affiliates.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2009, the majority of our net assets represented net assets of our subsidiaries that were subject to such limitations.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(14)	Stock Incentive Awards

As discussed in note 3, our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Year ended December 31,
	2009	2008	2007
	in millions
LGI common stock:
LGI performance plans	$64.6	$94.4	$108.2
Stock options, SARs, restricted shares and restricted share units	42.4	44.0	47.3

Total LGI common stock	107.0	138.4	155.5
Restricted shares of LGI and Zonemedia Enterprises Ltd. (Zonemedia) (a)	—	—	16.2
Austar Performance Plan	15.9	16.0	9.5
Other	6.9	(0.9)	12.2

Total	$129.8	$153.5	$193.4

Included in:
Operating expense	$9.6	$9.7	$12.2
S&A expense	120.2	143.8	181.2

Total	$129.8	$153.5	$193.4

(a)	These restricted shares were issued in connection with our January 2005 acquisition of Zonemedia. The 2007 amount includes $12.8 million of stock-based compensation that was recognized on an accelerated basis in connection with the third quarter 2007 execution of certain agreements between a subsidiary of Chellomedia and the holders of these restricted shares. No further compensation expense will be recognized in connection with these restricted stock awards.

The following table provides certain information related to stock-based compensation not yet recognized as of December 31, 2009:

	December 31, 2009
	LGI Series A, Series B and Series C common stock (a)	LGI performance plans (b)	Telenet Employee Stock Option Plans (c)	Austar Performance Plan (d)
Total compensation expense not yet recognized (in millions)	$66.9	$57.4	$11.6	$8.9

Weighted average period remaining for expense recognition (in years)	2.5	1.8	2.9	1.8

(a)	Amounts relate to the LGI incentive plans (including the Transitional Plan) and the UGC incentive plans described below.

(b)	Amounts relate primarily to the LGI Performance Plans described below.

(c)	Amounts relate to the Telenet Employee Stock Option Plans described below.

(d)	Amounts relate to the Austar Performance Plan described below.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The following table summarizes certain information related to the incentive awards granted and exercised pursuant to the LGI and UGC incentive plans described below:

	Year ended December 31,
	2009	2008	2007
LGI Series A, Series B and Series C common stock:
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	1.42 – 3.81%	2.48 – 3.96%	4.56 – 5.02%
Expected life	3.2 – 8.2 years	4.5 – 6.0 years	4.5 – 6.0 years
Expected volatility	43.0 – 56.8%	24.0 – 43.0%	22.40 – 25.20%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$8.08	$10.23	$10.69
SARs	$6.26	$9.84	$10.19
Restricted stock	$12.71	$35.42	$36.46
Total intrinsic value of awards exercised (in millions):
Options	$15.2	$12.1	$44.4
SARs	$4.4	$28.2	$75.0
Cash received from exercise of options (in millions)	$11.4	$17.9	$42.9
Income tax benefit related to stock-based compensation (in millions)	$32.8	$36.3	$30.1

Stock Incentive Plans — LGI Common Stock

The LGI Incentive Plan

The Liberty Global, Inc. 2005 Incentive Plan, as amended and restated effective October 31, 2006 (the LGI Incentive Plan) is administered by the compensation committee of our board of directors. The compensation committee of our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than four million shares of our common stock, of which no more than two million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options and SARs under the LGI Incentive Plan issued prior to the LGI Combination generally vest at the rate of 20% per year on each anniversary of the grant date and expire 10 years after the grant date. Options and SARs under the LGI Incentive Plan issued after the LGI Combination generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 25,682,950 shares available for grant as of December 31, 2009 before considering any shares that might be issued in satisfaction

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

of our obligations under the LGI Performance Plans, as described below. These shares may be awarded at or above fair value in any series of stock, except that no more than 23,372,168 shares may be awarded in LGI Series B common stock.

The LGI Directors Incentive Plan

The Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan, as amended and restated effective November 1, 2006 (the LGI Directors Incentive Plan) is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board of directors and committees of our board of directors, and to encourage their investment in capital stock of our company. The LGI Directors Incentive Plan is administered by our full board of directors. Our board of directors has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.

Our board of directors may grant awards under the LGI Directors Incentive Plan. Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than five million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Options issued prior to the LGI Combination under the LGI Directors Incentive Plan vest on the first anniversary of the grant date and expire 10 years after the grant date. Options issued after the LGI Combination under the LGI Directors Incentive Plan will vest as to one-third on the date of the first annual meeting of stockholders following the grant date and as to an additional one-third on the date of the second and third annual meetings of stockholders following the grant date, provided the director continues to serve as director on such date, and expire 10 years after the grant date. The LGI Directors Incentive Plan had 9,244,985 shares available for grant as of December 31, 2009. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan

Options, restricted stock and SARs were granted to employees and directors of UGC prior to the LGI Combination under these plans. No new grants will be made under these plans.

Stock Award Activity — LGI Common Stock

The following tables summarize the LGI stock award activity during 2009 under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards granted to directors and employees of Liberty Media as described above.

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	5,435,145	$21.83
Granted	65,000	$14.91
Expired or canceled	(470,539)	$53.40
Forfeited	(71,665)	$25.51
Exercised	(631,941)	$10.43

Outstanding at December 31, 2009	4,326,000	$19.90	3.2	$16.9

Exercisable at December 31, 2009	4,083,393	$19.63	3.0	$16.3

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,066,716	$20.01
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	(2,179,489)	$20.05

Outstanding and exercisable at December 31, 2009	887,227	$19.92	1.2	$1.8

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	8,353,012	$20.00
Granted	65,000	$14.82
Expired or canceled	(470,539)	$50.05
Forfeited	(71,665)	$24.09
Exercised	(460,312)	$10.42

Outstanding at December 31, 2009	7,415,496	$18.61	3.1	$30.2

Exercisable at December 31, 2009	7,172,889	$18.44	3.0	$29.5

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	639,792	$31.79
Granted	2,485,888	$12.77
Expired or canceled	—	$—
Forfeited	(63,292)	$28.32
Released from restrictions	(2,350,914)	$14.02

Outstanding at December 31, 2009	711,474	$24.36	2.6

Restricted stock and restricted stock units — LGI Series B common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2009	11,854	$22.23
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	(11,854)	$22.23

Outstanding at December 31, 2009	—	$—	—

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2009	651,450	$29.78
Granted	2,406,434	$12.65
Expired or canceled	—	$—
Forfeited	(63,076)	$26.87
Released from restrictions	(2,283,336)	$13.81

Outstanding at December 31, 2009	711,472	$23.37	2.6

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,958,980	$25.27
Granted	2,061,283	$15.83
Expired or canceled	(1,488,940)	$36.82
Forfeited	(150,309)	$27.77
Exercised	(206,868)	$13.59

Outstanding at December 31, 2009	4,174,146	$16.98	4.7	$21.3

Exercisable at December 31, 2009	2,328,354	$17.67	3.5	$10.5

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

SARs — LGI Series C common stock:	Number of Shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	3,993,297	$23.75
Granted	2,060,583	$15.65
Expired or canceled	(1,487,540)	$34.43
Forfeited	(150,309)	$26.35
Exercised	(292,078)	$12.34

Outstanding at December 31, 2009	4,123,953	$16.57	4.8	$21.7

Exercisable at December 31, 2009	2,277,894	$17.10	3.6	$10.6

At December 31, 2009, total SARs outstanding included 136,538 LGI Series A common stock capped SARs and 136,538 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Exchange Offer for LGI Options and SARs

On May 13, 2009, we commenced an option and SAR exchange offer for certain outstanding LGI equity awards (Eligible Awards) granted under the LGI Incentive Plan. Under the terms of the exchange offer, certain LGI employees, other than those of our senior executives who hold Eligible Awards, were given the opportunity to exchange Eligible Awards for the grant of new SARs on a 2-for-1 basis (exchange two existing options or SARs for one new SAR). Pursuant to the exchange offer, which was completed on June 16, 2009, eligible participants tendered, and LGI accepted for cancellation and exchange, Eligible Awards consisting of options and SARs covering an aggregate of 1,789,210 shares of LGI Series A common stock and 1,787,810 shares of LGI Series C common stock from 170 participants, representing approximately 99% of the total Series A and Series C shares underlying the options and SARs eligible for exchange. On June 16, 2009, after the cancellation of the tendered Eligible Awards, LGI granted new SARs to the exchange offer participants in respect of 894,627 shares of LGI Series A common stock and 893,927 shares of LGI Series C common stock, as applicable. The new SARs have a base price equal to $14.73 per share and $14.50 per share of LGI Series A and Series C common stock, respectively, which represents the closing price of such stock on June 16, 2009. The new SARs (i) vest 12.5% on November 1, 2009 and then vest at a rate of 6.25% each quarter thereafter and (ii) expire on May 1, 2016. This exchange did not have a significant impact on our stock-based compensation expense for the year ended December 31, 2009.

LGI Performance Plans

During the fourth quarter of 2006, the compensation committee of our board of directors and our board of directors authorized the implementation of a new performance-based incentive plan for our senior executives (the LGI Senior Executive Performance Plan) pursuant to the LGI 2005 Incentive Plan. In January 2007, the compensation committee authorized the implementation of a similar performance-based incentive plan (the LGI Management Performance Plan and together with the LGI Senior Executive Performance Plan, the LGI Performance Plans) pursuant to the LGI Incentive Plan, for certain management-level employees not participating in the LGI Senior Executive Performance Plan. The LGI Performance Plans are five-year plans, with a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. At the

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on our achievement of specified compound annual growth rates (CAGR) in consolidated operating cash flow (see note 20), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the performance period.

Earned awards are payable in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, the compensation committee has the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. Each installment of the earned awards may be settled in cash, unrestricted shares of LGI Series A and Series C common stock, or any combination of the foregoing, or restricted share units may be issued at any time in respect of all or any portion of the remaining balance of an earned award, in each case at the discretion of the compensation committee. With the exception of an initial equity incentive award granted to a new hire in 2007, participants in the LGI Senior Executive Performance Plan were not eligible to receive and were not granted any equity incentive awards during the two-year performance period.

Following completion of the performance period, on February 18, 2009, the compensation committee determined that an OCF CAGR of approximately 15.5% had been achieved during the performance period. Based on this determination and after deducting forfeited awards, participants in the LGI Performance Plans that met minimum annual performance rating levels earned $317.9 million or 87.4% of their aggregate maximum achievable awards. After deducting the first two semi-annual payments made during 2009 in respect of these earned awards, the remaining amount of unpaid earned awards was $208.4 million at December 31, 2009.

On February 18, 2009, the compensation committee also determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the earned awards. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.2 million and granted on February 18, 2009 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,002,597 shares of LGI Series A common stock and 1,924,050 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vested on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The decision by the compensation committee to settle the second installment of each earned award with restricted share units represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the year ended December 31, 2009. Our stock-based compensation expense for the year ended December 31, 2009 also includes a reduction of $10.7 million related to the first quarter 2009 forfeiture of certain awards under the LGI Performance Plans.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

On February 16, 2010, the compensation committee determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) will pay cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the performance plans) with respect to LGI Series A common stock and 31,708 restricted plan shares with respect to LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock, relating to the final three installments of each participant’s earned award. In accordance with the performance plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 installment will vest in full on March 31, 2010. The restricted plan shares issued in relation to the balance of the earned awards will vest in three equal installments on each of September 30, 2010, March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represents a modification that will result in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

Compensation expense under the LGI Performance Plans is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the compensation committee has elected to cash settle a portion of the vested awards under the LGI Performance Plans. We began recording stock-based compensation with respect to the LGI Performance Plans on January 1, 2007, the date after which all awards were granted and the date that the requisite vesting periods began.

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

Stock Incentive Plans — Austar Common Stock

Austar Performance Plan

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, beginning on January 1, 2007, and a three-year service period beginning on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar’s achievement of specified compound annual growth rates in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan, and the participant’s annual performance ratings during the performance period.

Earned awards are payable in six equal semi-annual installments on each March 31 and September 30, commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, the remuneration committee of Austar’s board of directors has the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. Each installment of the earned awards may be settled in cash, unrestricted shares of Austar, or any combination of the foregoing, or restricted share units may be issued at any time in respect of all or any portion of the remaining balance of an earned award, in each case at the discretion of the Austar remuneration committee.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Following completion of the performance period, on February 24, 2009, the Austar remuneration committee determined that an EBITDA CAGR of approximately 21.4% had been achieved during the performance period. Based on this determination, participants in the Austar Performance Plans that met minimum annual performance rating levels earned AUD 63.8 million ($57.3 million) or 100% of their aggregate maximum achievable awards. After deducting the first two semi-annual payments made during 2009 in respect of these earned awards, the remaining amount of unpaid earned awards was AUD 42.6 million ($38.2 million) at December 31, 2009.

During 2009, Austar paid cash aggregating AUD 10.6 million ($9.5 million) on both March 31 and September 30 to settle the first two installments of the awards earned under the Austar Performance Plan. The Austar remuneration committee has not determined the method of payment of the remaining installments of the earned awards.

The Austar Performance Plan is accounted for as a liability-based plan. Compensation expense under the Austar Performance Plan is (i) recognized using the accelerated attribution method based on our assessment of the awards that are probable to be earned and (ii) reported as stock-based compensation in our consolidated statements of operations, notwithstanding the fact that the Austar remuneration committee has elected in the past and could elect in the future to cash settle all or any portion of vested awards under the Austar Performance Plan. Austar began recording stock-based compensation with respect to the Austar Performance Plan on May 2, 2007, the date that the Austar Performance Plan participants were notified of their awards.

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

Stock Incentive Plans — Telenet Common Stock

Telenet Option Plans

Telenet Class A and Class B Option Plan — During periods ended prior to January 1, 2007, Telenet granted Class A and Class B options to certain members of Telenet management. At December 31, 2009, 270,303 Class A options and 140,875 Class B options were outstanding with a weighted average exercise price per profit certificate of €4.92 ($7.05) and €6.16 ($8.83), respectively. During 2009, 974,222 Class A and 309,449 Class B options were exercised in exchange for total cash proceeds of €6.9 million ($9.9 million). All of the Class A and Class B options were fully vested at December 31, 2009 and are exercisable through June 2012 and December 2012, respectively. Stock-based compensation recorded by Telenet with respect to the Class A and Class B options was not significant. In connection with Telenet’s September 1, 2009 capital distribution (see note 13), the numbers of Class A and Class B options outstanding at that date were increased by 8,251 and 6,070, respectively, and the exercise prices for all then outstanding Class A and Class B options were reduced proportionately so that the fair value of the Class A and Class B options outstanding before and after the capital distribution remained the same for all option holders.

Telenet Employee Stock Option Plans — During 2008 and 2009, Telenet granted stock options to members of senior management under three employee stock option plans (the Telenet Employee Stock Option Plans). The maximum aggregate number of shares authorized for issuance as of December 31, 2009 under the Telenet

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Employee Stock Option Plans is 437,900, of which 163,000 shares may only be issued to Telenet’s chief executive officer. Options generally vest at a rate of 6.25% per quarter over four years and are exercisable through dates ranging from January 2013 to March 2016. Total stock-based compensation expense of $4.2 million and $2.0 million was recorded in 2009 and 2008 in connection with the Telenet Employee Stock Option Plans.

The following table summarizes the activity during 2009 related to the Telenet Employee Stock Option Plans:

Options — Telenet ordinary shares:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	1,421,100	€14.90
Granted (a)	1,416,000	€14.34
Capital distribution adjustment (b)	88,301	€0.48
Expired or canceled	—	€—
Forfeited	(32,632)	€14.50
Exercised (c)	(49,311)	€14.03

Outstanding at December 31, 2009	2,843,458	€14.18	3.9	€40.3

Exercisable at December 31, 2009	764,531	€14.36	3.6	€11.0

(a)	The fair value of these awards was calculated on the date of grant using an expected volatility ranging from 24.4% to 36.4%, an expected life of 3.6 years, and a risk-free return ranging from 1.83% – 2.71%. The weighted average grant date fair value during 2009 was €5.22 ($7.48).

(b)	In connection with Telenet’s September 1, 2009 capital distribution (see note 13), the number of options outstanding at that date were increased and the exercise price for all then outstanding options was reduced proportionately so that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders.

(c)	Options were exchanged for total cash proceeds of €0.7 million ($1.0 million).

Telenet Employee Stock Purchase Plan

In 2007, Telenet authorized a compensatory plan under which Telenet employees would be given the opportunity to purchase Telenet shares at a discounted price at the end of an offering period. Although employees are fully vested in the shares upon purchase, the shares may not be publicly traded for two years following the date of purchase.

In January 2008, Telenet offered its employees the opportunity to reserve shares for purchase under the plan at a subscription price to be determined as of March 19, 2008. The final subscription price of €12.11 ($17.36) was determined by applying a 16.67% discount to the average closing price of the shares during the 30 days preceding March 20, 2008. Telenet received subscriptions for 693,217 shares in March 2008. In connection with the April 2008 issuance of the shares underlying these subscriptions, Telenet received cash proceeds of €8.4 million ($12.0 million) and recorded stock-based compensation expense of $2.5 million. No further shares are available under this plan.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Stock Incentive Plans — Other Subsidiaries

J:COM Stock Option Plans

J:COM has granted options and stock purchase warrants under various plans for certain directors and employees of J:COM and its consolidated subsidiaries and managed affiliates, and certain non-employees. Options or warrants granted to non-management employees vest two years from the date of grant, unless their individual grant agreements provide otherwise. Options or warrants granted to management employees and non-employees vest in four equal annual installments from date of grant, unless their individual grant agreements provide otherwise. Options granted prior to 2006 generally expire at dates ranging from August 2010 to August 2012. Options granted in 2006 and 2007 expire 20 years after the grant date. Options granted in 2008 and 2009 expire either eight or 20 years after the grant date. As of December 31, 2009, J:COM has granted the maximum number of options under existing authorized plans.

A summary of the J:COM Stock Option Plan activity during 2009 is as follows:

Options — J:COM ordinary shares:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2009	92,590	¥79,340
Granted (a)	1,177	¥1
Expired or canceled	(7,748)	¥80,000
Forfeited	—	¥—
Exercised	(2,003)	¥79,481

Outstanding at December 31, 2009	84,016	¥78,164	1.9	¥1,179.2

Exercisable at December 31, 2009	82,088	¥80,000	1.7	¥1,001.5

(a)	The exercise price of these options was significantly below the market price of J:COM common stock on the date of grant.

During 2009, 2008 and 2007, J:COM received cash proceeds of $1.7 million, $8.3 million and $24.9 million, respectively, in connection with the exercise of stock options.

VTR Phantom SARs Plan

In April 2006, VTR’s board of directors adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a two- to four-year period. Certain of these SARs expire on July 1, 2010 and the remainder expire on July 1, 2011. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the compensation committee that administers the VTR Plan. As the outstanding SARs under this plan currently must be settled in cash, we use the liability method to account for the VTR phantom SARs.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

A summary of the VTR Plan activity during 2009 is as follows:

SARs — VTR common stock:	Number of shares	Weighted average base price		Weighted average remaining contractual term	Aggregate intrinsic value
				in years	in millions
Outstanding at January 1, 2009	707,894	CLP	11,438
Granted	—	CLP	—
Expired or canceled	—	CLP	—
Forfeited	(43,791)	CLP	10,254
Exercised	(51,930)	CLP	10,059

Outstanding and exercisable at December 31, 2009 (a)	612,173	CLP	11,640	1.0	CLP	1,981.0

(a)	The fair value of these awards at December 31, 2009 was calculated using an expected volatility of 48.4%, an expected life of 1.0 year and a risk-free return of 2.55%. In addition, we were required to estimate the fair value of VTR common stock at December 31, 2009. The fair value of these awards is remeasured each reporting period, and compensation expense is adjusted to reflect the updated fair value.

United Chile Synthetic Option Plan

Pursuant to a synthetic option plan (the United Chile Synthetic Option Plan) that was adopted in December 2006 to replace the former UIH Latin America, Inc. Stock Option Plan, one of our directors and certain of our executive officers and employees, hold an aggregate of 381,300 synthetic options with respect to hypothetical shares of United Chile LLC (United Chile), the owner of our 80% ownership interest in VTR. These synthetic options represent a 1.9% fully diluted equity interest in United Chile. For purposes of determining the value attributable to these synthetic options, United Chile is assumed to have a specified share capital and intercompany indebtedness. These assumptions are designed to replicate at United Chile the share capital and indebtedness, net of the value of certain assets that UIH Latin America, Inc. would have had absent certain intercompany transactions that occurred in 2006. All of the synthetic options outstanding under the United Chile Synthetic Option Plan are fully vested and expire in 2010 and 2011. These synthetic options had no intrinsic value and minimal fair value at December 31, 2009. No new grants may be made under the United Chile Synthetic Option Plan. We account for the United Chile Synthetic Option Plan awards as liability-based awards.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(15)	Related Party Transactions

Our related party transactions consist of the following:

	Year ended December 31,
	2009	2008	2007
	in millions
Revenue earned from related parties of:
J:COM (a)	$97.2	$123.1	$81.9
LGI and consolidated subsidiaries other than J:COM (b)	25.8	28.0	26.6

Total LGI	$123.0	$151.1	$108.5

Operating expenses charged by related parties of:
J:COM (c)	$138.3	$133.9	$91.5
LGI and consolidated subsidiaries other than J:COM (d)	28.0	30.6	27.0

Total LGI	$166.3	$164.5	$118.5

SG&A expenses charged by (to) related parties of:
J:COM (e)	$29.7	$32.9	$21.1
LGI and consolidated subsidiaries other than J:COM (f)	(0.9)	(1.4)	(0.5)

Total LGI	$28.8	$31.5	$20.6

Interest expense charged by related parties of J:COM (g)	$18.2	$14.6	$12.0

Capital lease additions — related parties of J:COM (h)	$179.1	$144.2	$153.7

(a)	J:COM earns revenue from programming services provided to certain J:COM affiliates and distribution fee revenue from SC Media. During the 2008 and 2007 periods, (i) J:COM also provided construction, programming, management, administrative, call center and distribution services to certain of its and LGI’s affiliates and (ii) J:COM sold construction materials to certain of such affiliates. As a result of certain transactions completed by J:COM during 2008, these affiliates became J:COM subsidiaries and, accordingly, the revenue derived from these entities during the 2009 period is eliminated in consolidation.

(b)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(c)	Amounts consist primarily of programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates.

(d)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(e)	J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM. Amounts also include rental and IT support expenses paid to certain subsidiaries of Sumitomo.

(f)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(g)	Amounts consist of related party interest expense, primarily related to assets leased from the aforementioned Sumitomo entities.

(h)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo. At December 31, 2009 and 2008, capital lease obligations of J:COM aggregating ¥55.1 billion ($591.6 million) and ¥54.1 billion ($580.8 million), respectively, were due to these Sumitomo subsidiaries and affiliates.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Certain of J:COM’s equity method affiliates deposit excess funds with J:COM. The aggregate amount of these deposits owed by J:COM to these equity method affiliates at December 31, 2009 and 2008 of ¥5,133.0 million ($55.1 million) and ¥4,124.0 million ($44.3 million), respectively, is included in other accrued and current liabilities in our consolidated balance sheets.

On December 25, 2008, J:COM acquired Mediatti, our then equity method affiliate. For additional information, see note 4.

As discussed in more detail in notes 4 and 5, on July 2, 2007, SC Media was split into two separate companies through the spin-off of JTV Thematics. We exchanged our investment in SC Media for Sumitomo shares on July 3, 2007 and J:COM acquired a 100% interest in JTV Thematics on September 1, 2007.

(16)	Transactions with Officers and Directors

O3B Networks Limited

From January 4, 2008 through December 31, 2009, we have invested $32.7 million in O3B Networks Limited (O3B), a start-up company headquartered in Jersey, Channel Islands that plans to engage in a satellite-based data backhaul business. At December 31, 2009, (i) our company owned an 11.7% interest in O3B, (ii) one of our directors, who is a founder of O3B, owned a 3.7% interest in O3B and (iii) another of our directors owned a 0.3% interest in O3B. The ownership percentages set forth above are calculated on an “if converted” basis with respect to all outstanding convertible preferred shares and vesting of all employee incentive plan shares and certain other shares that may be earned by one of the shareholders if certain services are performed.

Other

On October 10, 2008, we purchased 1,000,000 shares of our Series C common stock from our Chairman of the Board, for $18.00 per share in cash. This purchase was made pursuant to our stock repurchase program, as further described in note 13.

For a description of certain transactions involving stock options held by certain of our directors, see note 14.

(17)	Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2009 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Total
	in millions
Restructuring liability as of January 1, 2009	$12.8	$13.1	$16.0	$41.9
Restructuring charges (credits)	13.9	0.9	(4.4)	10.4
Cash paid	(20.5)	(4.7)	(3.6)	(28.8)
Other	—	—	0.8	0.8
Foreign currency translation adjustments	0.4	0.1	(0.3)	0.2

Restructuring liability as of December 31, 2009	$6.6	$9.4	$8.5	$24.5

Short-term portion	$6.1	$4.7	$2.6	$13.4
Long-term portion	0.5	4.7	5.9	11.1

Total	$6.6	$9.4	$8.5	$24.5

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Our 2009 restructuring charges are primary related to reorganization and integration activities in certain of our European operations.

A summary of changes in our restructuring liabilities during 2008 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Other	Total
	in millions
Restructuring liability as of January 1, 2008	$8.7	$16.9	$21.3	$0.1	$47.0
Restructuring charges (credits)	16.8	2.7	(0.5)	—	19.0
Cash paid	(15.4)	(5.3)	(4.1)	—	(24.8)
Acquisitions and other	2.3	(0.5)	(0.2)	(0.1)	1.5
Foreign currency translation adjustments	0.4	(0.7)	(0.5)	—	(0.8)

Restructuring liability as of December 31, 2008	$12.8	$13.1	$16.0	$—	$41.9

Short-term portion	$12.0	$4.9	$4.2	$—	$21.1
Long-term portion	0.8	8.2	11.8	—	20.8

Total	$12.8	$13.1	$16.0	$—	$41.9

Our 2008 restructuring charges include (i) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations and (ii) a charge of $5.6 million related to the reorganization of certain of VTR’s administrative and operational functions.

A summary of changes in our restructuring liabilities during 2007 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Other	Total
	in millions
Restructuring liability as of January 1, 2007	$14.3	$11.4	$25.8	$1.6	$53.1
Restructuring charges (credits)	14.7	7.6	(0.3)	0.2	22.2
Cash paid	(18.7)	(3.2)	(4.3)	(1.5)	(27.7)
Acquisitions and other	(2.2)	(0.3)	—	(0.2)	(2.7)
Foreign currency translation adjustments	0.6	1.4	0.1	—	2.1

Restructuring liability as of December 31, 2007	$8.7	$16.9	$21.3	$0.1	$47.0

Short-term portion	$6.8	$4.0	$4.5	$0.1	$15.4
Long-term portion	1.9	12.9	16.8	—	31.6

Total	$8.7	$16.9	$21.3	$0.1	$47.0

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(18)	Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension related adjustments and, during 2007, unrealized holding gains and losses on securities classified as available-for-sale. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	LGI stockholders					Noncontrolling interests	Total accumulated other comprehensive earnings (loss)
	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Unrealized gains (losses) on cash flow hedges	Pension related adjustments	Accumulated other comprehensive earnings (loss)
	in millions
Balance at January 1, 2007	$119.1	$39.5	$3.6	$7.6	$169.8	$(191.6)	$(21.8)
Other comprehensive earnings	686.8	(3.7)	(6.7)	12.3	688.7	115.4	804.1

Balance at December 31, 2007	805.9	35.8	(3.1)	19.9	858.5	(76.2)	782.3
Accounting change (note 2)	(3.7)	(35.8)	—	—	(39.5)	—	(39.5)
Other comprehensive earnings	344.7	—	(0.3)	(22.4)	322.0	459.0	781.0

Balance at December 31, 2008	1,146.9	—	(3.4)	(2.5)	1,141.0	382.8	1,523.8
Other comprehensive earnings	145.2	—	(0.8)	13.6	158.0	(78.7)	79.3

Balance at December 31, 2009	$1,292.1	$—	$(4.2)	$11.1	$1,299.0	$304.1	$1,603.1

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The components of other comprehensive earnings (loss), net of taxes are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2009:
Foreign currency translation adjustments	$52.0	$14.9	$66.9
Unrealized losses on cash flow hedges	(2.4)	0.5	(1.9)
Pension related adjustments	14.7	(0.4)	14.3

Other comprehensive earnings	64.3	15.0	79.3
Other comprehensive loss attributable to noncontrolling interests (a)	79.0	(0.3)	78.7

Other comprehensive earnings attributable to LGI stockholders	$143.3	$14.7	$158.0

Year ended December 31, 2008:
Foreign currency translation adjustments	$814.4	$(5.2)	$809.2
Unrealized losses on cash flow hedges	(8.5)	3.7	(4.8)
Pension related adjustments	(24.7)	1.3	(23.4)

Other comprehensive earnings	781.2	(0.2)	781.0
Other comprehensive earnings attributable to noncontrolling interests (a)	(455.5)	(3.5)	(459.0)

Other comprehensive earnings attributable to LGI stockholders	$325.7	$(3.7)	$322.0

Year ended December 31, 2007:
Foreign currency translation adjustments	$811.5	$(6.4)	$805.1
Unrealized losses on securities	(5.9)	2.2	(3.7)
Unrealized losses on cash flow hedges	(17.6)	7.0	(10.6)
Pension related adjustments	13.8	(0.5)	13.3

Other comprehensive earnings	801.8	2.3	804.1
Other comprehensive earnings attributable to noncontrolling interests (a)	(113.1)	(2.3)	(115.4)

Other comprehensive earnings attributable to LGI stockholders	$688.7	$—	$688.7

(a)	Amounts primarily represent the noncontrolling interests’ share of our foreign currency translation adjustments.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(19)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of December 31, 2009, the U.S. dollar equivalents (based on December 31, 2009 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during:
	2010	2011	2012	2013	2014	Thereafter	Total
	in millions
Operating leases	$216.2	$93.4	$63.7	$43.2	$25.6	$82.9	$525.0
Programming, satellite and other purchase obligations	447.9	194.7	121.3	63.6	33.4	39.7	900.6
Other commitments	74.8	66.0	61.2	57.4	52.6	1,397.4	1,709.4

	$738.9	$354.1	$246.2	$164.2	$111.6	$1,520.0	$3,135.0

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

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Rental expense under non-cancelable operating lease arrangements amounted to $199.2 million, $200.4 million and $180.1 million in 2009, 2008 and 2007, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense for matching contributions under the various defined contribution employee benefit plans was $27.0 million, $31.0 million and $27.4 million in 2009, 2008 and 2007, respectively.

Certain of our indirect subsidiaries maintain various employee benefit plans that are accounted for as defined benefit pension plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We estimate discount rates annually based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. Plan assets include investments in debt securities, equity securities, guarantee investment contracts and other assets. To the extent that net actuarial gains or losses exceed 10% of the greater of plan assets or plan liabilities, such gains or losses are amortized over the average future service period of plan participants.

As of December 31, 2009 and 2008, (i) the aggregate projected benefit obligation of these plans was $250.0 million and $232.7 million, respectively, (ii) the aggregate fair value of the assets held by these plans was $206.8 million and $170.1 million, respectively, and (iii) the aggregate net liability included in our other long-term liabilities related to these plans was $43.2 million and $62.6 million, respectively. During 2009, 2008 and 2007, our consolidated statements of operations include net periodic pension costs related to these plans of $15.7 million, $13.6 million and $18.1 million, respectively. Our subsidiaries’ contributions to their respective plans in 2010 are expected to aggregate $10.6 million.

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded one of three “3G” mobile licenses recently auctioned by the Chilean government pursuant to a public bidding process. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services. The purchase price for the 3G license is CLP 1,669 million ($3.3 million). In order to guarantee its compliance with the terms of the 3G license, VTR Móvil was required to post a performance bond in the amount of CLP 35.6 billion ($70.2 million). This performance bond, which is fully guaranteed by VTR, was posted in October 2009. The definitive granting of the 3G license to VTR is still subject to the rejection of certain oppositions filed against such grant.

In connection with an April 2005 business combination, VTR’s then noncontrolling shareholder, Cristalerías de Chile SA (Cristalerías), acquired the right (the Cristalerías Put Right) to require UGC to purchase Cristalerías’ 20% equity interest in VTR at fair value as determined by an independent appraisal, subject to a $140 million floor price. The Cristalerías Put Right was exercisable by Cristalerías until April 13, 2015. Upon the exercise of the Cristalerías Put Right by Cristalerías, UGC had the option to use cash or shares of LGI common stock to acquire Cristalerías’ interest in VTR. The Cristalerías Put Right was exercised during the fourth quarter of 2009 and an appraisal process was initiated. On January 20, 2010, Cristalerías sold its entire 20% equity interest to a third party. In connection with that sale and prior to the completion of the appraisal process, Cristalerías and UGC terminated the Cristalerías Put Right and all other agreements between Cristalerías and UGC with respect to VTR.

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

Three individuals, including one of our executive officers and an officer of one of our subsidiaries, owned a 14.3% common stock interest in Liberty Jupiter, which owned a 4.0% indirect interest in J:COM at December 31, 2009. In addition to our 85.7% common stock interest in Liberty Jupiter, we also owned Liberty Jupiter preferred stock with an aggregate liquidation value of $151.2 million at December 31, 2009. Under the amended and restated shareholders agreement, the individuals could have required us to purchase all of their Liberty Jupiter common stock interest, and we could have required them to sell us all or part of their Liberty Jupiter common stock interest, in exchange for LGI common stock with an aggregate market value equal to the fair market value of the Liberty Jupiter shares so exchanged, as determined by agreement of the parties or independent appraisal. Subsequent to December 31, 2009, we paid cash consideration of $32.0 million to acquire the noncontrolling interest in Liberty Jupiter in connection with the sale of the J:COM Disposal Group. For additional information, see note 22.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe Holding BV (Liberty Global Europe) (formerly known as Liberty Global Europe NV), an indirect subsidiary of UGC, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

million in the aggregate before statutory interest. A hearing on the appeal was held on May 22, 2007. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal is not dismissed by the Dutch Supreme Court. It is currently expected that the Dutch Supreme Court will render its decision during the second quarter of 2010.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. A hearing in the 2006 Cignal Action took place on October 9, 2007 following which, on December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals on March 12, 2008. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court.

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. We did not adjust the provision as a result of the December 19, 2007 District Court decision in the 2006 Cignal Action, because the plaintiffs appealed that decision.

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding our broadband communications operations in the Netherlands (UPC Netherlands) as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision became effective on March 17, 2009. We filed an appeal against the decision on April 15, 2009 with College van Beroep voor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court. Pending the outcome of this appeal, UPC Netherlands will be required to comply with the decision. The appeal hearing is scheduled for March 18, 2010. A decision of the CBb is not expected before the end of 2010.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The new market analysis decision imposes on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC Netherlands, have a number of additional access obligations. The access obligations imposed on UPC Netherlands consist of (i) access to capacity for the transmission of the television signal (both analog and digital), (ii) resale of the analog television signal and, in conjunction with any such resale, the provision of customer connection, and (iii) access to UPC Netherlands’ digital conditional access system, including access to its operational supporting systems and co-location. OPTA has stated that any operator with its own infrastructure, such as Royal KPN NV, the incumbent telecommunications operator in the Netherlands, will not be allowed to resell the analog television signal or avail itself of access to UPC Netherlands’ digital platform.

The resale obligation will enable third parties to take over the customer relationship as far as the analog television signal is concerned. The decision includes the possibility for resale of an analog package that is not identical to the analog packages offered by UPC Netherlands. Potential resellers will need to negotiate the relevant copyrights directly with program providers in order to resell the analog television signals. In case of non-identical resale, the decision imposes a number of preconditions, including that the reseller must bear the costs of filtering and that OPTA will determine the reasonableness of such request on a case by case basis.

In respect of transmission of the analog television signal, a number of preconditions were established to ensure that such transmission will not cause unreasonable use of scarce capacity. A request for transmission of analog signals that are not included in UPC Netherlands’ analog television package, as well as parallel transmission of analog signals that are already part of the analog package, will in principle be deemed unreasonable.

Regarding digital, the new market analysis decision requires UPC Netherlands to enable providers of digital television signals to supply their digital signals using their own or UPC Netherlands’ digital conditional access system. This allows the third parties to have their own customer relationship for those digital television signals and to bundle their offer with the resale of the analog television signal.

Pricing of the wholesale offer for analog and digital transmission capacity will be at cost-oriented prices. Pricing of the wholesale offer for resale of the analog package, including access to UPC Netherlands’ transmission platform for purposes of resale, will be based on a discount to UPC Netherlands’ retail rates, at a level to be determined by OPTA and, if no retail offer of UPC Netherlands is available, on cost-oriented basis. Both access obligations come with the obligation to provide access to the relevant network elements and facilities, including set-top boxes, co-location, software systems and operational supporting systems, at cost-oriented prices if no relevant retail tariff is available to define the retail minus tariff.

UPC Netherlands was required to develop cost models for both the wholesale offer for analog resale as well as digital transmission capacity. OPTA reviewed the cost model-resale and published a draft tariff decision on November 26, 2009. The draft tariff decision was subject to national consultation and European Commission notification. UPC Netherlands submitted comments to the draft decision on January 7, 2010. The review of the cost model-digital transmission capacity has been postponed by OPTA.

UPC Netherlands was also required to publish reference offers regarding the wholesale offer for analog resale as well as digital transmission capacity. UPC Netherlands published the reference offer-resale on May 18, 2009, and the reference offer-digital transmission capacity on November 2, 2009. In respect of the reference offer-resale, OPTA published a draft implementation decision on October 30, 2009. The draft implementation decision was subject to national consultation and European Commission notification. The European Commission issued comments on December 14, 2009, which OPTA should take into account in the final decision. UPC Netherlands also submitted comments to the draft decision. OPTA initiated Industry Group meetings with respect to the reference offer-digital transmission capacity, which commenced at the end of November 2009 and are ongoing.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Furthermore, UPC Netherlands will not be allowed to discriminate between third parties and its own retail business in making these services available. This includes, for example, a prohibition on offering loyalty discounts to its own customers. OPTA’s final tariff decision on analog resale is expected to be issued during the first quarter of 2010. The decision, besides being subject to appeal, may be subject to interim proceedings and possible postponement.

UPC Netherlands is expected to be required to begin offering its analog cable package (together with the requested access) to resellers during the second quarter of 2010. As the wholesale rate that UPC Netherlands will receive from resellers will be somewhat lower than UPC Netherlands’ current retail rate for analog cable services, UPC Netherlands’ average monthly subscription revenue for each analog cable customer and revenue from analog cable services are expected to be adversely impacted to the extent that existing retail analog cable customers of UPC Netherlands become retail analog cable customers of resellers. The extent of any such adverse impact is dependent on (i) the wholesale rate that will be set by OPTA and (ii) the number of UPC Netherlands’ existing analog cable customers who elect to receive their service from a reseller.

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the November 2007 agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the Board resolutions of the PICs approving the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Final judgment in the Council of State annulment case with respect to the Board resolution of the PICs approving the November 2007 agreement-in-principle and the 2008 PICs Agreement is expected to take more than one year.

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of the ongoing or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to a rescission of the 2008 PICs Agreement and/or an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement.

Chilean Antitrust Matter — On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

(20)	Information about Operating Segments

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

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

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

During 2009, we made the following changes to our reportable segments:

•

During the fourth quarter, we (i) combined Ireland and Austria into one reportable segment (Other Western Europe), (ii) combined Hungary and our Other Central and Eastern Europe into one reportable segment (Central and Eastern Europe) and (iii) began reporting Austar as a separate reportable segment. Previously, Ireland, Austria and Hungary were reported as separate reportable segments and Austar was included in our corporate and other category;

•

During the fourth quarter, we changed our reporting such that we no longer include two of our subsidiaries that perform certain corporate and administrative functions within the central operations category of the UPC Broadband Division. Instead, we present these subsidiaries within our corporate and other category; and

•

During the first quarter, we changed our reporting such that we no longer include video-on-demand costs within the central operations category of the UPC Broadband Division. Instead, we present these costs within the individual operating segments of the UPC Broadband Division.

Segment information for all periods presented has been restated to reflect the above-described changes and to present UPC Slovenia as a discontinued operation. Previously, UPC Slovenia was included in our Central and Eastern Europe segment. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:
•	The Netherlands
•	Switzerland
•	Other Western Europe
•	Central and Eastern Europe

•	Telenet (Belgium)

•	J:COM (Japan)

•	VTR (Chile)

•	Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, voice and broadband internet services. Certain segments also provide business-to-business (B2B) services and J:COM provides certain programming distribution services. At December 31, 2009, our operating segments in the UPC Broadband Division provided services in nine European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, J:COM, VTR and Austar provide broadband communications services in Belgium, Japan, Chile and Australia, respectively. Our corporate and other category includes (i) less significant consolidated operating segments that

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

provide broadband communications services in Puerto Rico and video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Subsequent to December 31, 2009, we sold the J:COM Disposal Group. For additional information, see note 22.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, VTR, Austar and, for the periods presented, had the ability to control J:COM, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, J:COM, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

	Year ended December 31,
	2009		2008		2007
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
UPC Broadband Division:
The Netherlands	$1,139.7	$665.4	$1,181.1	$670.6	$1,060.6	$549.6
Switzerland	1,020.6	564.4	1,017.0	540.1	873.9	418.1
Other Western Europe	835.3	392.3	893.8	414.8	810.3	341.2

Total Western Europe	2,995.6	1,622.1	3,091.9	1,625.5	2,744.8	1,308.9

Central and Eastern Europe	1,112.6	566.1	1,292.4	669.5	1,132.5	568.3
Central operations	9.1	(157.0)	10.5	(172.1)	11.1	(179.7)

Total UPC Broadband Division	4,117.3	2,031.2	4,394.8	2,122.9	3,888.4	1,697.5
Telenet (Belgium)	1,685.8	832.6	1,509.0	726.6	1,291.3	597.1
J:COM (Japan)	3,571.6	1,545.9	2,854.2	1,191.0	2,249.5	911.6
VTR (Chile)	700.8	288.4	713.9	295.5	634.9	249.2
Austar (Australia)	533.9	185.4	534.7	177.3	474.5	146.2
Corporate and other	548.9	(5.5)	576.0	(13.4)	501.2	(59.7)
Intersegment eliminations	(78.1)	—	(84.9)	—	(87.2)	—

Total LGI	$11,080.2	$4,878.0	$10,497.7	$4,499.9	$8,952.6	$3,541.9

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2009	2008	2007
	in millions
Total segment operating cash flow	$4,878.0	$4,499.9	$3,541.9
Stock-based compensation expense	(129.8)	(153.5)	(193.4)
Depreciation and amortization	(2,972.6)	(2,842.3)	(2,481.6)
Provisions for litigation	—	—	(171.0)
Impairment, restructuring and other operating charges, net	(138.6)	(158.5)	(43.5)

Operating income	1,637.0	1,345.6	652.4
Interest expense	(945.7)	(1,147.3)	(982.1)
Interest and dividend income	50.0	91.6	115.3
Realized and unrealized gains (losses) on derivative instruments, net	(1,103.2)	78.9	72.4
Foreign currency transaction gains (losses), net	149.4	(552.1)	109.4
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(22.1)	(7.0)	(200.0)
Losses on debt modifications and extinguishments, net	(33.4)	—	(112.1)
Share of results of affiliates, net	2.4	5.4	33.7
Other-than-temporary declines in fair values of investments	—	—	(212.6)
Gains on disposition of assets and changes in ownership, net	9.9	—	557.6
Other income (expense), net	6.9	(0.3)	1.2

Earnings (loss) from continuing operations before income taxes	$(248.8)	$(185.2)	$35.2

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Investments in affiliates		Long-lived assets		Total assets
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
	in millions
UPC Broadband Division:
The Netherlands	$—	$—	$2,633.0	$2,706.2	$2,657.0	$2,719.9
Switzerland	—	—	4,362.2	4,319.0	4,840.6	4,710.7
Other Western Europe	—	—	2,116.8	2,068.6	2,188.7	2,139.2

Total Western Europe	—	—	9,112.0	9,093.8	9,686.3	9,569.8

Central and Eastern Europe	—	—	2,512.4	2,659.7	2,633.6	2,807.7
Central operations	—	—	213.9	250.9	7,080.5	2,193.0

Total UPC Broadband Division	—	—	11,838.3	12,004.4	19,400.4	14,570.5
Telenet (Belgium)	0.4	—	5,147.6	5,031.2	5,794.8	5,396.8
J:COM (Japan)	97.9	147.2	8,037.4	8,195.1	9,428.1	9,180.2
VTR (Chile)	4.8	4.4	1,181.9	938.6	1,470.5	1,176.6
Austar (Australia)	49.8	38.1	557.4	480.3	907.1	760.7
Corporate and other	—	—	919.6	948.2	2,899.0	2,719.5

Total LGI — continuing operations	152.9	189.7	27,682.2	27,597.8	39,899.9	33,804.3
Discontinued operations	—	—	—	171.0	—	181.8

Total LGI	$152.9	$189.7	$27,682.2	$27,768.8	$39,899.9	$33,986.1

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments, excluding amounts subject to capital lease arrangements, are set forth below:

	Year ended December 31,
	2009	2008	2007
	in millions
UPC Broadband Division:
The Netherlands	$149.5	$229.4	$201.6
Switzerland	255.4	246.8	210.9
Other Western Europe	238.8	219.3	204.8

Total Western Europe	643.7	695.5	617.3

Central and Eastern Europe	296.7	414.2	294.3
Central operations	92.4	139.5	145.0

Total UPC Broadband Division	1,032.8	1,249.2	1,056.6
Telenet (Belgium)	368.7	326.2	237.6
J:COM (Japan)	555.7	460.7	395.5
VTR (Chile)	155.6	181.7	157.7
Austar (Australia)	87.5	96.0	92.8
Corporate and other	35.0	46.6	84.1

Total LGI	$2,235.3	$2,360.4	$2,024.3

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2009	2008	2007
	in millions
Subscription revenue (a):
Video	$5,216.0	$4,893.5	$4,287.6
Broadband internet	2,634.5	2,475.1	2,051.6
Telephony	1,426.3	1,364.5	1,166.0

Total subscription revenue	9,276.8	8,733.1	7,505.2
Other revenue (b)	1,881.5	1,849.5	1,534.6
Intersegment eliminations	(78.1)	(84.9)	(87.2)

Total LGI	$11,080.2	$10,497.7	$8,952.6

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the allocation of bundling discounts may vary somewhat among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2009	2008	2007
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$1,139.7	$1,181.1	$1,060.6
Switzerland	1,020.6	1,017.0	873.9
Austria	483.9	538.0	503.1
Ireland	351.4	355.8	307.2
Hungary	324.6	405.9	377.1
Poland	277.9	312.8	229.3
Czech Republic	262.9	284.3	226.8
Romania	172.1	213.4	237.2
Slovakia	75.1	76.0	62.1
Central operations (a)	9.1	10.5	11.1

Total UPC Broadband Division	4,117.3	4,394.8	3,888.4
Belgium	1,685.8	1,509.0	1,291.3
Chellomedia (b)	410.3	439.3	361.5

Total Europe	6,213.4	6,343.1	5,541.2

Japan	3,571.6	2,854.2	2,249.5

The Americas:
Chile	700.8	713.9	634.9
Other (c)	138.6	136.7	139.7

Total — The Americas	839.4	850.6	774.6

Australia	533.9	534.7	474.5

Intersegment eliminations	(78.1)	(84.9)	(87.2)

Total LGI	$11,080.2	$10,497.7	$8,952.6

(a)	The UPC Broadband Division’s central operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the Netherlands, the United Kingdom, Poland, Spain, Hungary and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2009	2008
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$2,633.0	$2,706.2
Switzerland	4,362.2	4,319.0
Austria	1,320.8	1,317.0
Ireland	796.0	751.6
Hungary	776.4	792.3
Poland	406.0	374.1
Czech Republic	888.9	900.3
Romania	288.3	436.9
Slovakia	152.8	156.1
Central operations (a)	213.9	250.9

Total UPC Broadband Division	11,838.3	12,004.4
Belgium	5,147.6	5,031.2
Chellomedia (b)	473.6	496.8
Other (c)	3.9	4.5

Total Europe	17,463.4	17,536.9

Japan	8,037.4	8,195.1

The Americas:
U.S. (d)	64.7	67.0
Chile	1,181.9	938.6
Other (e)	377.4	379.9

Total — The Americas	1,624.0	1,385.5

Australia	557.4	480.3

Total LGI — continuing operations	27,682.2	27,597.8
Discontinued operations	—	171.0

Total LGI	$27,682.2	$27,768.8

(a)	The UPC Broadband Division’s central operations are located primarily in the Netherlands.

(b)	Chellomedia’s geographic segments are located primarily in the Netherlands, the United Kingdom, Poland, Spain, Hungary and other European countries.

(c)	Primarily represents corporate and administrative costs incurred by certain of our subsidiaries in the Netherlands and United Kingdom.

(d)	Primarily represents the assets of our corporate category.

(e)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

(21)	Quarterly Financial Information (Unaudited)

	2009
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,577.8	$2,653.0	$2,824.2	$3,040.1
Effect of discontinued operations (note 5)	(14.9)	—	—	—

As adjusted	$2,562.9	$2,653.0	$2,824.2	$3,040.1

Operating income:
As previously reported	$404.6	$301.9	$463.8	$469.4
Effect of discontinued operations (note 5)	(2.7)	—	—	—

As adjusted	$401.9	$301.9	$463.8	$469.4

Net earnings (loss) attributable to LGI stockholders	$(298.7)	$(93.1)	$(120.3)	$100.0

Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Basic	$(1.08)	$(0.34)	$(0.45)	$0.38

Diluted	$(1.08)	$(0.34)	$(0.45)	$0.34

	2008
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,611.0	$2,729.9	$2,649.7	$2,570.5
Effect of discontinued operations (note 5)	(15.8)	(16.2)	(16.4)	(15.0)

As adjusted	$2,595.2	$2,713.7	$2,633.3	$2,555.5

Operating income:
As previously reported	$357.8	$364.5	$412.8	$228.3
Effect of discontinued operations (note 5)	(4.9)	(4.8)	(4.4)	(3.7)

As adjusted	$352.9	$359.7	$408.4	$224.6

Net earnings (loss) attributable to LGI stockholders	$(155.6)	$428.2	$(308.9)	$(752.6)

Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Basic	$(0.45)	$1.33	$(1.01)	$(2.60)

Diluted	$(0.45)	$1.11	$(1.01)	$(2.60)

(22)	Subsequent Events

UPCB Finance Senior Secured Notes

On January 20, 2010, UPCB Finance Limited (UPCB Finance), a special purpose financing company created for the primary purpose of issuing senior notes and owned 100% by a charitable trust, issued €500.0 million ($716.5 million) principal amount of 7.625% senior secured notes (the UPCB Senior Secured Notes) at an original issue

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($710.4 million). UPCB Finance used the proceeds from the UPCB Senior Secured Notes to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing), a direct subsidiary of UPC Holding, as the borrower. UPC Financing used the proceeds from Facility V to reduce outstanding amounts under Facilities M and Q under the UPC Broadband Holding Bank Facility through (i) the novation of €152.7 million ($218.8 million) of commitments under Facility M to UPC Broadband Operations and (ii) the use of the remaining €347.3 million ($497.7 million) to repay borrowings under Facility Q.

UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Senior Secured Notes. Although UPC Financing has no equity or voting interest in UPCB Finance, the Facility V loan creates a variable interest in UPCB Finance for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate UPCB Finance following the issuance of the UPCB Senior Secured Notes. Accordingly, the amounts outstanding under Facility V will eliminate in UPC Holding’s and LGI’s consolidated financial statements.

The UPCB Senior Secured Notes have been issued pursuant to an indenture (the Indenture), dated January 20, 2010. Facility V is made pursuant to an Additional Facility V Accession Agreement (the Facility V Accession Agreement). Pursuant to the Facility V Accession Agreement, the call provisions, maturity and applicable interest rate for Facility V are the same as those of the UPCB Senior Secured Notes. UPCB Finance, as a lender under the UPC Broadband Holding Bank Facility, will be treated the same as the other lenders under the UPC Broadband Holding Bank Facility and will have benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the Indenture and the security interests over (i) all of the issued shares of UPCB Finance and (ii) Facility V, granted to secure UPCB Finance’s obligations under the UPCB Senior Secured Notes, the holders of the UPCB Senior Secured Notes will be provided indirectly with the benefits, rights, protections and covenants, granted to UPCB Finance as a lender under the UPC Broadband Holding Bank Facility.

UPCB Finance is prohibited from incurring any additional indebtedness, subject to certain exceptions under the Indenture.

The UPCB Senior Secured Notes are non-callable until January 15, 2015. At any time prior to January 15, 2015, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Facility V), UPCB Finance will redeem an aggregate principal amount of the UPCB Senior Secured Notes equal to the amount of Facility V prepaid, at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on January 1, 2015, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through January 1, 2015, computed using the discount rate specified in the Indenture, over (b) the principal amount of the UPCB Senior Secured Notes on the redemption date and (iii) accrued but unpaid interest and additional amounts, if any, to the applicable redemption date. On or after January 15, 2015, upon the occurrence of an Early Redemption Event (as defined in the Indenture), UPCB Finance will redeem an aggregate principal amount of the Senior Secured Notes equal to the principal amount of Facility V prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on January 15 of the years set forth below:

Year	Redemption Price
2015	103.813%
2016	102.542%
2017	101.271%
2018 and thereafter	100.000%

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

Unitymedia Acquisition

On January 28, 2010, UPC Germany paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of Unitymedia (the Unitymedia Acquisition). Unitymedia is the second largest cable television provider in Germany and the largest in the German federal states of North Rhine Westphalia and Hesse based on the number of video cable subscribers. The Unitymedia Acquisition was completed pursuant to a November 13, 2009 share purchase agreement (the Unitymedia SPA) that provides for, among other matters, that 3% of the Unitymedia Purchase Price be placed in escrow for a period not to exceed 122 days, pending any claims arising under the Unitymedia SPA. Any successful claims on this escrow account will be treated as adjustments of the Unitymedia Purchase Price. The €2,006.0 million Unitymedia Purchase Price, together with Unitymedia’s net debt (aggregate principal amount outstanding less cash and cash equivalents) and capital lease obligations of €2,042.6 million ($2,854.1 million at the transaction date) at January 28, 2010, results in total consideration of €4,048.6 million ($5,657.1 million at the transaction date) before estimated direct acquisition costs of €39.0 million ($54.5 million at the transaction date). We acquired Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Unitymedia with our existing European operations.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes and (ii) our existing cash and cash equivalent balances. As further described in notes 10 and 13, we obtained financing for the Unitymedia Acquisition in November 2009 through (i) the issuance of the Unitymedia Senior Notes and the LGI Convertible Notes and (ii) the sale of LGI common stock in the Private Placement.

Disposal of J:COM

On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, the second largest wireless operator in Japan. As part of the sale agreement, we retained the right to receive the anticipated final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM that is expected to be approved at J:COM’s March 2010 shareholders meeting. Including both the proceeds received upon the sale and the anticipated dividend, we expect to realize gross proceeds of approximately ¥362.9 billion ($4,024.8 million at the applicable rate). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) LGJ Holdings Credit Facility, (ii) settled related interest rate swaps and (iii) incurred estimated transaction costs of $12.0 million. In addition, (i) prior to the closing date, Sumitomo’s interest in Super Media was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter for cash consideration of $32.0 million.

LIBERTY GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007

The summarized financial position of the J:COM Disposal Group as of December 31, 2009 is as follows (in millions):

Current assets	$1,057.7
Property and equipment, net	4,058.5
Intangibles assets, net	3,979.4
Other assets	335.5

Total assets	$9,431.1

Current liabilities	$1,088.4
Long-term debt and capital lease obligations	2,280.1
Other liabilities	1,055.7

Total liabilities	4,424.2

Equity attributable to noncontrolling interests	2,888.7
Equity attributable to LGI stockholders	2,118.2

Total equity	5,006.9

Total liabilities and equity	$9,431.1

For certain information regarding J:COM’s operating results, see note 20.

In connection with the sale of the J:COM Disposal Group, we expect to recognize a pre-tax gain in excess of $2.0 billion. The related income tax impact is expected to include current U.S. taxes payable in 2010 of $350.0 million to $500.0 million based on our expectations as to (i) the tax attributes that will be available to us in 2010 and (ii) our other 2010 taxable activities.

As further described in note 1, we will begin reporting the J:COM Disposal Group as a discontinued operation in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

PART III

The capitalized terms used in PART III of this Annual Report on Form 10-K have been defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2010.

Item 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10.	EXECUTIVE COMPENSATION

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is included below and accordingly will not be incorporated by reference to our definitive proxy statement.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We intend to file our definitive proxy statement for our 2010 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2010.

III-1

Item 11.	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
LGI Incentive Plan (3):
LGI Series A common stock	5,145,358	$20.28	25,682,950
LGI Series B common stock	—	$—
LGI Series C common stock	6,747,302	$19.26
LGI Directors Incentive Plan (4) (5):
LGI Series A common stock	332,576	$25.90	9,244,985
LGI Series B common stock	—	$—
LGI Series C common stock	332,576	$24.76
The Transitional Plan (5) (6):
LGI Series A common stock	287,754	$17.52	—
LGI Series B common stock	887,227	$19.92
LGI Series C common stock	1,740,219	$17.88
UGC Plans (7):
LGI Series A common stock	2,734,458	$18.47	—
LGI Series B common stock	—	$—
LGI Series C common stock	2,719,352	$13.60
Equity compensation plans not approved by security holders:
None	—		—

Totals:
LGI Series A common stock	8,500,146		34,927,935

LGI Series B common stock	887,227

LGI Series C common stock	11,539,449

(1)	This table includes SARs with respect to 4,174,146 and 4,123,953 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2009 and excluding any related tax effects, 997,974 and 1,019,900 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2009. For further information, see note 14 to our consolidated financial statements.

III-2

(2)	In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards with respect to LGI common stock.

(3)	The LGI Incentive Plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2009, an aggregate of 25,682,950 shares of common stock were available for issuance pursuant to the incentive plan before considering any shares that might be issued in satisfaction of our obligations under the LGI Performance Plans. No more than 23,372,168 of such shares may consist of LGI Series B shares. For information concerning the LGI Performance Plans, see note 14 to our consolidated financial statements.

(4)	The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2009, an aggregate of 9,244,985 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than five million shares may consist of LGI Series B shares).

(5)	Prior to LGI International’s spin off from Liberty Media, Liberty Media approved each of the non-employee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LGI International.

(6)	The transitional plan was adopted in connection with LGI International’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(7)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in the LGI Combination. No additional awards will be made under these plans.

III-3

PART IV

Item 14.	Exhibits and Financial Statement Schedules

(a) (1) FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-66 of this Annual Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2005 (File No. 000-51360) (the Merger 8-K)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Merger 8-K).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Merger 8-K).

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Merger 8-K).

4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 24, 2005 (File No. 000-51360)).

4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband Holding BV (UPC Broadband Holding) as Borrower, TD Bank Europe Limited as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 10.41 to the UnitedGlobalCom, Inc. (UGC) Annual Report on Form 10-K filed March 14, 2005 (File No. 000-49658) (UGC 2004 10-K)).

4.5	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 (File No. 000-51360)).

4.6	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the Additional Facility L Lenders listed therein, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006 (File No. 000-51360)).

4.7	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2006 (File No. 000-51360)).

4.8	Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).

4.9	Additional Facility Accession Agreement dated September 9, 2008, among UPC Broadband Holding, UPC Financing (as Borrower), Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 000-51360)).

4.10	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.11	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.12	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.13	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent and the banks and financial institutions listed therein as Additional Facility R Lenders under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.14	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.15	Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.16	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.17	Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2009 (File No. 000-51360)).

4.18	Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the Guarantors listed therein to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.19	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.20	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.21	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.22	Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2009 (File No. 000-51360)).

4.23	Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UBS Limited as Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360) (the November 2009 8-K)).

4.24	Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing, as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.25	Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.26	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.27	Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.28	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.29	Indenture dated January 20, 2010, among UPCB Finance Limited, The Bank of New York Mellon, as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.3 to the January 2010 8-K).

4.30	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, and October 8, 2007 and June 23, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.31	Supplemental agreement dated June 23, 2009, between Telenet Bidco NV and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.32	Additional Facility D Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility D Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2009 (File No. 000-51360) (the August 2009 8-K)).

4.33	Additional Facility E1 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E1 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the August 2009 8-K).

4.34	Additional Facility E2 Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility E2 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the August 2009 8-K).

4.35	Additional Facility F Accession Agreement, dated August 25, 2009, among Telenet Bidco NV as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility F Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the August 2009 8-K).

4.36	Amendment and Waiver Request effective August 25, 2009 among Telenet Bidco NV as Borrower, Telenet NV as Guarantor, Toronto Dominion (Texas) LLC as Facility Agent and KBC Bank NV as Security Agent, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the August 2009 8-K).

4.37	Indenture dated November 18, 2009, between the Registrant and Law Debenture Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360) (the November 19, 2009 8-K/A)).

4.38	Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the November 19, 2009 8-K/A).

4.39	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 8 1/8% Senior Secured Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.40	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 9 5/8% Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

4.41	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 — Material Contracts:

10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).

10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 7, 2008 10-Q).

10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed August 19, 2005 (File No. 000-51360)).

10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).

10.6	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.2 to the November 2006 8-K).

10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed August 11, 2006 (File No. 000-51360)).

10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360) (the August 4, 2009 10-Q)).

10.10	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the August 4, 2009 10-Q).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2010).*

10.12	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).

10.13	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).

10.14	Form of Grant Acceptance for Restricted Share Units under the SEP Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2009 (File No. 000-51360)).

10.15	Form of Verification of Incentive Award Terms under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008 (File No. 000-51360)).

10.16	Liberty Global, Inc. 2008 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 26, 2008 (File No. 000-51360)).

10.17	Liberty Global, Inc. 2009 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2009 (File No. 000-51360)).

10.18	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of November 20, 2009).*

10.19	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed February 23, 2009 (File No. 000-51360) (the 2008 10-K)).

10.20	Nonemployee Director Deferred Compensation Plan (adopted effective December 15, 2009).*

10.21	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*

10.22	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan).*

10.23	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.1 to the December 2005 8-K).

10.24	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 99.2 to the December 2005 8-K).

10.25	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).

10.26	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004).*

10.27	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2005 (File No. 000-51360)).

10.28	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004.*

10.29	Form of Letter Agreement dated December 22, 2006, between United Chile LLC and certain employees of the Registrant, including three executive officers (incorporated by reference to Exhibit 10.22 to the 2006 10-K).

10.30	Notice to Holders of United Chile Synthetic Options, Right to Amend Grant Agreement dated December 16, 2008 with Amendment Election Form (incorporated by reference to Exhibit 10.29 to the 2008 10-K).

10.31	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).

10.32	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 of the 2005 10-K).

10.33	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 4, 2009 (File No. 000-51360) (the November 4, 2009 10-Q)).

10.34	Form of Aircraft Time Sharing Agreement (U.S. based) (incorporated by reference to Exhibit 10.2 to the November 4, 2009 10-Q).

10.35	Form of Aircraft Time Sharing Agreement (European based) (incorporated by reference to Exhibit 10.3 to the November 4, 2009 10-Q).

10.36	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken.*

10.37	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV and Gene Musselman.*

10.38	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe NV, formerly known as United Pan-Europe Communications NV), the Registrant (as assignee of UGC) and Gene Musselman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2008 (File No. 000-51360)).

10.39	Amendment to Employment Agreement, effective December 31, 2009, among UPC Broadband Holding Services B.V., the Registrant and Gene Musselman (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2010 (File No. 000-51360)).

10.40	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007 (the November 8, 2007 10-Q)).

10.41	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).

10.42	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).

10.43	Executive Service Agreement, dated November 30, 2006, between Liberty Global Europe Ltd. and Miranda Curtis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 4, 2006 (File No. 000-51360)).

10.44	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 (the August 9, 2007 10-Q)).

10.45	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).

10.46	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed February 26, 2008 (File No. 000-51360) (the 2007 10-K).

10.47	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan (incorporated by reference to Exhibit 10.40 to the 2007 10-K).

10.48	Agreement of Limited Partnership of LGI/Sumisho Super Media, LP, dated as of October 23, 2009, among Liberty Japan, Inc., Liberty Jupiter, Inc., Sumitomo Corporation and, solely with respect to Section 16.22 thereof, LGI International, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 23, 2009 (File No. 000-51360)).

10.49	Preemptive Rights Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.51 to the 2007 10-K).

10.50	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and John Dick (incorporated by reference to Exhibit 10.52 to the 2007 10-K).

10.51	Right of First Offer Agreement dated as of January 4, 2008, among O3B Networks Limited, LGI Ventures BV, Gregory Wyler and Paul Gould (incorporated by reference to Exhibit 10.53 to the 2007 10-K).

10.52	Share Purchase Agreement, dated November 13, 2009, among Unity Media S.C.A., BALAGO Vermogensverwaltungsgesellschaft mbh (now known as UPC Germany GmbH), and the Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed November 16, 2009 (File No. 000-51360)).

10.53	Sale and Purchase Agreement, dated January 25, 2010, between LGI International and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

21 — List of Subsidiaries*

23 — Consent of Experts and Counsel:

23.1	Consent of KPMG LLP*

23.2	Consent of PricewaterhouseCoopers Bedrijfsrevisoren bcvba*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification *

101 — XBRL Documents

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: February 24, 2010	By	/S/ ELIZABETH M. MARKOWSKI
Elizabeth M. Markowski Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ JOHN C. MALONE	Chairman of the Board	February 24, 2010
John C. Malone

/S/ MICHAEL T. FRIES	Chief Executive Officer, President and Director	February 24, 2010
Michael T. Fries

/S/ JOHN P. COLE	Director	February 24, 2010
John P. Cole

/S/ JOHN W. DICK	Director	February 24, 2010
John W. Dick

/S/ PAUL A. GOULD	Director	February 24, 2010
Paul A. Gould

/S/ RICHARD R. GREEN	Director	February 24, 2010
Richard R. Green

/S/ DAVID E. RAPLEY	Director	February 24, 2010
David E. Rapley

/S/ LARRY E. ROMRELL	Director	February 24, 2010
Larry E. Romrell

/S/ J. C. SPARKMAN	Director	February 24, 2010
J. C. Sparkman

/S/ J. DAVID WARGO	Director	February 24, 2010
J. David Wargo

/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/S/ BERNARD G. DVORAK Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	February 24, 2010

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2009	2008
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$0.1
Deferred income taxes	12.0	20.0
Other current assets	3.8	1.9

Total current assets	21.6	22.0

Investments in consolidated subsidiaries, including intercompany balances	3,854.5	3,523.8

Property and equipment, at cost	2.9	2.3
Accumulated depreciation	(1.4)	(1.0)

Property and equipment, net	1.5	1.3
Deferred income taxes	38.3	73.0
Other assets, net	16.1	—

Total assets	$3,932.0	$3,620.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.2	$10.5
Accrued stock-based compensation	104.9	113.3
Accrued liabilities and other	18.3	11.9

Total current liabilities	124.4	135.7
Accrued stock-based compensation	54.6	89.3
LGI Convertible Notes	630.7	—
Other long-term liabilities	2.2	2.1

Total liabilities	811.9	227.1

Commitments and contingencies
Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 134,687,250 and 136,334,241 shares, respectively	1.3	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 9,369,101 and 7,191,210 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 123,483,527 and 137,703,628 shares, respectively	1.2	1.4
Additional paid-in capital	4,105.5	4,124.0
Accumulated deficit	(2,287.0)	(1,874.9)
Accumulated other comprehensive earnings, net of taxes	1,299.0	1,141.0

Total stockholders’ equity	3,120.1	3,393.0

Total liabilities and stockholders’ equity	$3,932.0	$3,620.1

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Year ended December 31,
	2009	2008	2007
	in millions
Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$114.6	$126.8	$128.6
Depreciation and amortization	0.5	0.4	0.3
Other operating charges	0.1	—	—

Operating loss	(115.2)	(127.2)	(128.9)

Other expense:
Interest expense, net	(9.7)	(1.4)	(4.7)
Other expense, net	—	(0.2)	—

	(9.7)	(1.6)	(4.7)

Loss before income taxes and equity in losses of consolidated subsidiaries, net	(124.9)	(128.8)	(133.6)
Equity in losses of consolidated subsidiaries, net	(330.7)	(702.6)	(337.9)
Income tax benefit	43.5	42.5	48.9

Net loss	$(412.1)	$(788.9)	$(422.6)

LIBERTY GLOBAL, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Information — See Notes to Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Only)

	Year ended December 31,
	2009	2008	2007
	in millions
Cash flows from operating activities:
Net loss	$(412.1)	$(788.9)	$(422.6)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in losses of consolidated subsidiaries, net	330.7	702.6	337.9
Stock-based compensation expense	55.1	69.8	75.1
Amortization of deferred financing costs and non-cash interest	4.7	0.8	0.6
Depreciation and amortization	0.5	0.4	0.3
Deferred income tax benefit	(64.1)	(34.6)	(22.5)
Changes in operating assets and liabilities:
Receivables and other operating assets	(2.0)	(1.6)	3.0
Payables and accruals	(7.2)	(56.7)	66.8

Net cash provided (used) by operating activities	(94.4)	(108.2)	38.6

Cash flows from investing activities:
Distributions and advances from (contributions to) subsidiaries and affiliates, net	(441.7)	2,300.8	1,760.9
Capital expended for property and equipment	(0.6)	(0.6)	(0.4)

Net cash provided (used) by investing activities	(442.3)	2,300.2	1,760.5

Cash flows from financing activities:
Borrowings of debt	935.0	215.0	—
Repayments and repurchases of debt	(90.1)	(215.0)	—
Repurchase of LGI common stock	(416.3)	(2,271.8)	(1,796.8)
Proceeds from issuance of LGI common stock to a third party, net	126.6	—	—
Payment of financing costs	(24.2)	—	(3.5)
Proceeds from issuance of LGI common stock upon exercise of stock options	11.4	17.9	42.9

Net cash provided (used) by financing activities	542.4	(2,253.9)	(1,757.4)

Net increase (decrease) in cash and cash equivalents	5.7	(61.9)	41.7
Cash and cash equivalents:
Beginning of period	0.1	62.0	20.3

End of period	$5.8	$0.1	$62.0

LIBERTY GLOBAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts-Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Reclassified to discontinued operations	Balance at end of period
	in millions
Year ended December 31:
2007	$76.5	73.6	23.7	(57.9)	9.5	—	$125.4
2008	$125.4	82.9	0.5	(53.6)	(10.6)	—	$144.6
2009	$144.6	65.9	0.4	(73.2)	7.4	(2.6)	$142.5