Form 10-Q
period 2010-03-31
Liberty Global, Inc.
filed 2010-05-06
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 30, 2010 was:

Series A common stock — 130,970,934 shares;

Series B common stock — 9,355,501 shares; and

Series C common stock — 121,518,817 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010	December 31, 2009
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$4,184.2	$3,269.6
Trade receivables, net	696.1	1,016.7
Deferred income taxes	234.3	504.2
Derivative instruments (note 5)	119.3	157.6
Other current assets	291.0	330.1

Total current assets	5,524.9	5,278.2
Restricted cash (note 8)	11.6	4,135.8
Investments (note 4)	938.1	1,008.6
Property and equipment, net (note 7)	10,990.5	12,010.7
Goodwill (note 7)	11,561.9	13,353.8
Intangible assets subject to amortization, net (note 7)	2,421.4	2,130.0
Other assets, net (note 5)	1,635.1	1,982.8

Total assets	$33,083.5	$39,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	March 31, 2010	December 31, 2009
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$528.9	$734.9
Deferred revenue and advance payments from subscribers and others	912.9	886.4
Current portion of debt and capital lease obligations (note 8)	64.9	487.7
Derivative instruments (note 5)	599.0	741.6
Accrued interest	301.5	168.6
Other accrued and current liabilities	1,699.8	1,516.7

Total current liabilities	4,107.0	4,535.9
Long-term debt and capital lease obligations (note 8)	21,642.9	25,364.9
Deferred tax liabilities	1,273.9	890.5
Other long-term liabilities (note 5)	1,993.7	2,611.5

Total liabilities	29,017.5	33,402.8

Commitments and contingencies (note 14)
Equity (note 10):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 133,519,308 and 134,687,250 shares, respectively	1.3	1.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 9,355,501 and 9,369,101 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 122,697,349 and 123,483,527 shares, respectively	1.2	1.2
Additional paid-in capital	4,176.6	4,105.5
Accumulated deficit	(1,550.4)	(2,287.0)
Accumulated other comprehensive earnings, net of taxes	953.9	1,299.0

Total LGI stockholders	3,582.7	3,120.1
Noncontrolling interests	483.3	3,377.0

Total equity	4,066.0	6,497.1

Total liabilities and equity	$33,083.5	$39,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2010	2009
	in millions, except share and per share amounts
Revenue (note 13)	$2,178.9	$1,697.5

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 11 and 13)	827.8	658.4
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 11 and 13)	409.9	318.5
Depreciation and amortization	589.2	483.3
Impairment, restructuring and other operating charges, net (notes 3 and 7)	48.4	0.7

	1,875.3	1,460.9

Operating income	303.6	236.6

Non-operating income (expense):
Interest expense	(343.2)	(188.1)
Interest and dividend income	13.0	21.2
Realized and unrealized losses on derivative instruments, net (note 5)	(510.5)	(152.5)
Foreign currency transaction losses, net	(135.1)	(245.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	52.6	(20.1)
Other income (expense), net	3.0	(1.5)

	(920.2)	(586.2)

Loss from continuing operations before income taxes	(616.6)	(349.6)
Income tax expense (note 9)	(16.7)	(18.8)

Loss from continuing operations	(633.3)	(368.4)

Discontinued operations (note 3):
Earnings from discontinued operations, net of taxes	47.6	124.7
Gain on disposal of discontinued operations, net of taxes	1,392.2	—

	1,439.8	124.7

Net earnings (loss)	806.5	(243.7)
Net earnings attributable to noncontrolling interests	(69.9)	(55.0)

Net earnings (loss) attributable to LGI stockholders	$736.6	$(298.7)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 12):
Continuing operations	$(2.44)	$(1.33)
Discontinued operations	5.19	0.25

	$2.75	$(1.08)

Weighted average common shares outstanding — basic and diluted	267,655,446	276,242,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended March 31,
	2010	2009
	in millions
Net earnings (loss)	$806.5	$(243.7)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	104.8	(474.0)
Reclassification adjustment for foreign currency translation gains included in net earnings (note 3)	(390.9)	—
Other	1.8	0.8

Other comprehensive loss	(284.3)	(473.2)

Comprehensive earnings (loss)	522.2	(716.9)
Comprehensive loss (earnings) attributable to noncontrolling interests	(130.7)	159.6

Comprehensive earnings (loss) attributable to LGI stockholders	$391.5	$(557.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	LGI stockholders							Noncontrolling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders

	Series A	Series B	Series C
	in millions
Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	736.6	—	736.6	69.9	806.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(345.1)	(345.1)	60.8	(284.3)
Repurchase and cancellation of common stock (note 10)	—	—	—	(109.6)	—	—	(109.6)	—	(109.6)
Call option contract (note 10)	—	—	—	(19.7)	—	—	(19.7)		(19.7)
Stock-based compensation, net of taxes (note 11)	—	—	—	16.1	—	—	16.1	—	16.1
Issuance of LGI stock incentive awards to satisfy obligation under the LGI Performance Plans (note 11)	—	—	—	117.8	—	—	117.8	—	117.8
Excess tax benefits from stock-based compensation	—	—	—	34.3	—	—	34.3	—	34.3
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	5.5	—	—	5.5	—	5.5
Disposition of J:COM Disposal Group (note 3)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	26.7	—	—	26.7	(0.2)	26.5

Balance at March 31, 2010	$1.3	$0.1	$1.2	$4,176.6	$(1,550.4)	$953.9	$3,582.7	$483.3	$4,066.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2010	2009
	in millions
Cash flows from operating activities:
Net earnings (loss)	$806.5	$(243.7)
Earnings from discontinued operations	(1,439.8)	(124.7)

Loss from continuing operations	(633.3)	(368.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	34.0	25.5
Depreciation and amortization	589.2	483.3
Impairment, restructuring and other operating charges, net	48.4	0.7
Amortization of deferred financing costs and non-cash interest	25.8	11.0
Realized and unrealized losses on derivative instruments, net	510.5	152.5
Foreign currency transaction losses, net	135.1	245.2
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(52.6)	20.1
Deferred income tax expense	705.7	14.4
Excess tax benefits from stock-based compensation	(34.3)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(694.3)	(146.6)
Net cash provided by operating activities of discontinued operations	169.1	266.2

Net cash provided by operating activities	803.3	703.9

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	3,164.7	—
Cash paid in connection with acquisitions, net of cash acquired	(2,627.1)	—
Capital expended for property and equipment	(405.0)	(412.5)
Other investing activities, net	1.2	3.6
Net cash used by investing activities of discontinued operations	(88.4)	(124.9)

Net cash provided (used) by investing activities	$45.4	$(533.8)

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(unaudited)

	Three months ended March 31,
	2010	2009
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(4,440.8)	$(190.3)
Borrowings of debt	1,241.1	—
Decrease in cash collateral	3,557.8	—
Repurchase of LGI common stock	(101.5)	(116.5)
Net cash paid related to derivative instruments	(91.0)	—
Excess tax benefits from stock-based compensation	34.3	—
Payment of deferred financing costs	(23.3)	(26.7)
Other financing activities, net	16.3	(10.6)
Net cash used by financing activities of discontinued operations	(22.2)	(58.4)

Net cash provided (used) by financing activities	170.7	(402.5)

Effect of exchange rate changes on cash:
Continuing operations	(118.1)	(49.1)
Discontinued operations	13.3	(23.0)

Total	(104.8)	(72.1)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	842.8	(364.4)
Discontinued operations	71.8	59.9

Total	914.6	(304.5)
Cash and cash equivalents:
Beginning of period	3,269.6	1,374.0

End of period	$4,184.2	$1,069.5

Cash paid for interest:
Continuing operations	$174.3	$207.1
Discontinued operations	10.3	19.6

Total	$184.6	$226.7

Net cash paid for taxes:
Continuing operations	$7.8	$5.9
Discontinued operations	0.9	113.1

Total	$8.7	$119.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at March 31, 2010 in 14 countries, primarily in Europe, Chile and Australia. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another indirect subsidiary of LGI, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com SA (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.4% at March 31, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.6% at March 31, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico, (ii) consolidated interests in certain programming businesses in Europe and Argentina and (iii) Unitymedia’s DTH operations in Germany. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group), including Liberty Jupiter LLC (Liberty Jupiter) (formerly Liberty Jupiter, Inc.), which directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). Accordingly, we have presented the J:COM Disposal Group and UPC Slovenia as discontinued operations in our condensed consolidated statements of operations and cash flows. As they pertain to the condensed consolidated statements of operations and cash flows, all amounts presented in the notes to these condensed consolidated financial statements relate only to our continuing operations, unless otherwise noted. See note 3.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

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

March 31, 2010

(unaudited)

impairments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of March 31, 2010.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)	Accounting Changes

SFAS 166

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). FASB Statement No. 140, as amended by SFAS 166, was subsequently codified within various FASB Accounting Standards Codification (FASB ASC) Topics, primarily FASB ASC Topic 860, Transfers and Servicing. SFAS 166, among other matters, (i) eliminates the concept of a qualifying special-purpose entity, (ii) creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, (iii) clarifies other sale-accounting criteria and (iv) changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for fiscal years and interim periods beginning after November 15, 2009. We adopted SFAS 166 effective January 1, 2010 and such adoption did not have a material impact on our condensed consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). FASB Interpretation No. 46(R) (FIN 46(R)), as amended by SFAS 167, was subsequently codified within various FASB ASC Topics, primarily FASB ASC 810. SFAS 167, among other matters, (i) eliminates the exceptions of FIN 46(R) with respect to the consolidation of qualifying special-purpose entities, (ii) contains new criteria for determining the primary beneficiary and (iii) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation No. 46(R). SFAS 167 is applicable for fiscal years and interim periods beginning after November 15, 2009. We adopted SFAS 167 effective January 1, 2010 such adoption did not have a material impact on our condensed consolidated financial statements.

ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (FASB ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (FASB ASU 2009-05). FASB ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. FASB ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We adopted FASB ASU 2009-05 effective January 1, 2010 and such adoption did not have a material impact on our condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (FASB ASU 2009-13). FASB ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements by establishing an expanded selling price hierarchy for determining the selling price of a deliverable. FASB ASU 2009-13 also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. FASB ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted FASB ASU 2009-13 effective January 1, 2010 and such adoption did not have a material impact on our condensed consolidated financial statements.

(3)	Acquisitions and Dispositions

Unitymedia Acquisition

On January 28, 2010, UPC Germany GmbH (UPC Germany), our indirect subsidiary, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of Unitymedia (the Unitymedia Acquisition). Unitymedia is the second largest cable television provider in Germany and the largest in the German federal states of North Rhine Westphalia and Hesse based on the number of video cable subscribers. The Unitymedia Acquisition was completed pursuant to a November 13, 2009 share purchase agreement (the Unitymedia SPA), which provides, among other matters, that 3% of the Unitymedia Purchase Price be placed in escrow for a period not to exceed 122 days, pending any claims arising under the Unitymedia SPA. Any successful claims on this escrow account will be treated as adjustments of the Unitymedia Purchase Price. The €2,006.0 million Unitymedia Purchase Price, together with Unitymedia’s net debt (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date) at January 28, 2010, results in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before estimated direct acquisition costs of €36.9 million ($51.6 million at the applicable rates). These direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating charges in our consolidated statements of operations. We acquired Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Unitymedia with our existing European operations.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes (as defined in note 8) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) UPC Germany’s issuance of the Unitymedia Senior Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction (the Private Placement).

We have accounted for the Unitymedia Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The purchase price allocation as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, we expect that the most significant adjustments to the preliminary allocation will relate to long-lived assets and income taxes.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

A summary of the preliminary purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table:

Unitymedia
in millions
Cash	$175.9
Other current assets	319.8
Property and equipment, net	3,580.3
Goodwill (a)	2,127.2
Intangible assets subject to amortization (b)	990.3
Other assets, net	43.0
Current portion of long-term debt and capital lease obligations	(13.5)
Other current liabilities	(679.1)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(656.5)

Total purchase price	$2,803.0

(a)	The goodwill recognized in connection with the Unitymedia Acquisition is primarily attributable to (i) the ability to exploit Unitymedia’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies we expect to achieve through the integration of Unitymedia with our other operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At January 28, 2010, the weighted average useful life of Unitymedia’s intangible assets was approximately seven years.

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2010 and 2009 give effect to the Unitymedia Acquisition as if such acquisition had been completed as of January 1, 2010 (for the 2010 period results) and January 1, 2009 (for the 2009 period results). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Three months ended March 31,
	2010	2009
	in millions, except per share amounts
Revenue:
Continuing operations	$2,274.8	$2,082.9
Discontinued operations	640.6	877.9

Total	$2,915.4	$2,960.8

Net earnings (loss) attributable to LGI stockholders	$750.0	$(365.6)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$2.80	$(1.32)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Our condensed consolidated statement of operations for the three months ended March 31, 2010 includes revenue and net loss attributable to Unitymedia of $220.0 million and $32.9 million, respectively.

Dispositions

J:COM Disposal Group — On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, the second largest wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rates). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility of our subsidiary LGJ Holdings LLC (the LGJ Holdings Credit Facility), (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.5 million. In addition, (i) prior to the closing date, Sumitomo Corporation’s noncontrolling interest in LGI/Sumisho Super Media, LP, our then indirect majority-owned subsidiary, which owned a controlling interest in J:COM, was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter for cash consideration of $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($806.1 million) of cash and cash equivalents of the J:COM Disposal Group.

In connection with the sale of the J:COM Disposal Group, we recognized a pre-tax gain of $2,179.7 million that includes cumulative foreign currency translation gains of $376.0 million. The related income tax expense of $787.5 million differs from the actual federal and state income taxes that we expect our U.S. tax group to pay in 2010 of $225 million to $300 million, as the actual income taxes to be paid by our U.S. tax group during 2010 will be a function of (i) the U.S. tax attributes available at December 31, 2010 to offset the liability resulting from the taxable gain and (ii) our other 2010 taxable activities in the U.S.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

UPC Slovenia — On July 15, 2009, one of our subsidiaries sold 100% of its interest in UPC Slovenia to Mid Europa Partners for a cash purchase price of €119.5 million ($168.4 million at the transaction date). As a result of this disposition, we have presented UPC Slovenia as a discontinued operation.

The combined operating results of the J:COM Disposal Group and UPC Slovenia are classified as discontinued operations in our condensed consolidated statements of operations and are summarized in the following table:

	Three months ended March 31,
	2010	2009
	in millions
Revenue	$640.6	$877.9

Operating income	$136.1	$168.0

Earnings before income taxes and noncontrolling interests	$84.7	$227.4

Income tax expense	$37.1	$102.7

Earnings (loss) from discontinued operations attributable to LGI stockholders, net of taxes	$(3.7)	$69.9

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million and $9.2 million, (ii) realized and unrealized gains (losses) on derivative instruments related to the settled interest rate swaps of ($2.2 million) and $3.7 million and (iii) foreign currency transaction gains (losses) related to the Japanese yen denominated LGJ Holdings Credit Facility of ($36.6 million) and $71.4 million are included in discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

(4)	Investments

The details of our investments are set forth below:

	March 31, 2010	December 31, 2009
	in millions
Accounting Method
Fair value	$881.4	$831.9
Equity	56.1	152.9
Cost	0.6	23.8

Total	$938.1	$1,008.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(5)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2010			December 31, 2009
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$114.9	$100.9	$215.8	$153.6	$186.6	$340.2
Equity-related derivatives (c)	—	496.8	496.8	—	561.2	561.2
Foreign currency forward contracts	1.4	—	1.4	1.0	—	1.0
Other	3.0	4.7	7.7	3.0	2.3	5.3

Total	$119.3	$602.4	$721.7	$157.6	$750.1	$907.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$588.0	$1,173.7	$1,761.7	$715.1	$1,166.9	$1,882.0
Equity-related derivatives (c)	8.9	—	8.9	18.4	—	18.4
Foreign currency forward contracts	1.2	—	1.2	7.1	0.2	7.3
Other	0.9	1.0	1.9	1.0	1.7	2.7

Total	$599.0	$1,174.7	$1,773.7	$741.6	$1,168.8	$1,910.4

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)	As of March 31, 2010, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $6.1 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $116.1 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. Based on our evaluation of market conditions and recent transactions, we may determine that interest rate spreads obtained from market quotations for our subsidiaries’ debt instruments require adjustment in order to estimate credit spreads. These adjustments are intended to remove the impacts of estimated liquidity spreads and other factors, such as distressed sales, that cause market quotations to not be reflective of fair values. The change in the credit risk valuation adjustments associated with our derivative instruments resulted in a net gain of $33.8 million and a net loss of $40.3 million during the three months ended March 31, 2010 and 2009, respectively, and these amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(c)	The fair values of our equity-related derivatives relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. These fair value amounts do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the counterparty would, subject to relevant insolvency laws, be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2010	2009
	in millions
Cross-currency and interest rate derivative contracts	$(463.3)	$(67.1)
Equity-related derivatives (a)	(54.9)	(75.7)
Foreign currency forward contracts	4.4	(9.8)
Other	3.3	0.1

Total	$(510.5)	$(152.5)

(a)	Includes activity related to the Sumitomo Collar and, during the 2009 period, the prepaid forward sale contract on our previously-held shares of The News Corporation Class A common stock (the News Corp. Forward).

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Three months ended March 31,
	2010	2009
	in millions
Operating activities	$(316.4)	$(169.8)
Investing activities	(0.4)	3.8
Financing activities	(91.0)	—

Total	$(407.8)	$(166.0)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At March 31, 2010, our exposure to credit risk included derivative assets with a fair value of $721.7 million.

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

March 31, 2010

(unaudited)

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2010 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
July 2010	€60.0	CZK	1,703.1	5.50%	5.33%
July 2010 — December 2014	€60.0	CZK	1,703.1	5.50%	6.05%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
December 2014	€105.8	CZK	3,018.7	5.50%	5.80%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
July 2010	€260.0	HUF	75,570.0	5.50%	7.80%
July 2010 — December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2014	€228.0	HUF	62,867.5	5.50%	8.98%
July 2010	€245.0	PLN	1,000.6	5.50%	6.52%
July 2010 — December 2014	€245.0	PLN	1,000.6	5.50%	7.60%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
December 2014	€98.4	PLN	335.0	5.50%	7.12%
December 2014	€57.1	PLN	270.0	5.50%	7.60%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2016	€31.9	RON	116.8	5.50%	11.58%
September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%
December 2013	€19.4	CZK	517.0	3.50%	4.49%
December 2013	$14.7	PLN	50.0	3.50%	5.56%

Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2010 are as follows:

Subsidiary (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%
December 2010	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	10.24%
December 2010 — December 2016	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	14.01%
December 2016	$84.1	RON	203.3	6 mo. LIBOR + 3.50%	13.35%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.3	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$460.8	CLP	255,025.1	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2010 are as follows:

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
April 2010		€1,000.0	6 mo. EURIBOR	3.28%
April 2010 — December 2014		€1,000.0	6 mo. EURIBOR	4.66%
July 2010		€500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 2.98%
July 2010 (b)		€25.0	5.50%	5.67%
January 2011		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2011		€193.5	6 mo. EURIBOR	3.83%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
April 2012		€555.0	6 mo. EURIBOR	3.32%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012 — December 2015		€263.0	6 mo. EURIBOR	3.97%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
December 2014		€659.5	6 mo. EURIBOR	4.67%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	98,400.0	6.77%	6 mo. TAB

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
December 2013		$87.3	6 mo. LIBOR	4.98%

December 2013		€151.4	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	50.0	3 mo. AUD BBSY	3.90%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014	AUD	175.9	3 mo. AUD BBSY	6.50%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Subsidiary (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$165.5	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	98,400.0	6 mo. TAB	7.78%

Telenet NV, an indirect subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
December 2011		€50.0	3 mo. EURIBOR	5.29%

Telenet Bidco NV (Telenet Bidco), an indirect subsidiary of Telenet:
September 2012		€350.0	3 mo. EURIBOR	4.35%
September 2010 — December 2017		€50.0	3 mo. EURIBOR	3.52%
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%
July 2011 — December 2015		€200.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015		€350.0	3 mo. EURIBOR	3.54%

Unitymedia:
April 2011		€800.0	3 mo. EURIBOR	3.35%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	These contracts originated as cross-currency interest rate swaps involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amounts were converted into euros at the entry rate of 30.126 SKK per euro.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Interest Rate Caps

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2010
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
December 2017	€4.0	6.50%
December 2017	€4.0	5.50%

Telenet Bidco:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
September 2015	€250.0	4.50%
June 2015 — June 2017	€50.0	4.50%

(a)	For derivative instruments that were in effect as of March 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2010
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

Telenet Bidco:
July 2017	€950.0	1.00%	4.00%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at March 31, 2010
in millions
October 13, 2016	$19.8
April 12, 2017	$19.8
October 12, 2017	$19.8
April 12, 2018	$419.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2010:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	€1.7	HUF	457.3	April 2010 — June 2011
UPC Broadband Holding	€1.1	PLN	4.5	April 2010 — March 2011
UPC Broadband Holding	€90.2		$67.2	April 2010
VTR	$48.1	CLP	25,747.1	April 2010 — February 2011
Telenet NV	$7.5		€5.2	April 2010 — August 2010
Austar Entertainment	$16.0	AUD	17.8	April 2010 — December 2010
LGE Financing	$1.5		€1.1	April 2010 — July 2010
LGE Financing	$20.6	CLP	10,877.0	April 2010

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes) (see note 8). UGC is a wholly-owned subsidiary of LGI. The reported fair values of these assets and liabilities as of March 31, 2010 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

March 31, 2010

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

As further described in note 5, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The fair value measurements of these derivative instruments are determined using discounted cash flow models. All but one of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we believe that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

The UGC Convertible Notes are traded, but not in a market that is considered active. Fair value is determined using a discounted cash flow valuation model, consisting of inputs such as quoted market prices for LGI Series A and Series C common stock, risk-free interest rates, yield curves, credit spreads and forecasted stock volatility. The stock volatility input is based on the historical volatilities of the LGI Series A and Series C common stock. The valuation of the UGC Convertible Notes is based on Level 1 inputs (quoted market prices for LGI Series A and Series C common stock), Level 2 inputs (interest rates and yield curves) and Level 3 inputs (forecasted volatilities

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

and credit spreads). As changes in volatilities and credit spreads could have a significant impact on the overall valuation of the UGC Convertible Notes, we believe that this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustment with respect to the UGC Convertible Notes is quantified and explained in note 8.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill, replacement costs of tangible assets and the values of certain other assets and liabilities. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow analyses fall under Level 3 of the fair value hierarchy. During the first quarter of 2010, we performed nonrecurring fair value measurements in connection with the Unitymedia Acquisition. See note 3.

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at March 31, 2010 using:
Description	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivatives:
Cross-currency and interest rate derivative contracts	$215.8	$—	$215.8	$—
Equity-related derivatives	496.8	—	—	496.8
Foreign currency forward contracts	1.4	—	1.4	—
Other	7.7	—	7.7	—

Total derivatives	721.7	—	224.9	496.8
Investments	881.4	525.2	—	356.2

Total assets	$1,603.1	$525.2	$224.9	$853.0

Liabilities:
UGC Convertible Notes	$584.5	$—	$—	$584.5

Derivative instruments:
Cross-currency and interest rate derivative contracts	1,761.7	—	1,761.7	—
Equity-related derivatives	8.9	—	—	8.9
Foreign currency forward contracts	1.2	—	1.2	—
Other	1.9	—	1.9	—

Total derivatives	1,773.7	—	1,764.8	8.9

Total liabilities	$2,358.2	$—	$1,764.8	$593.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

		Fair value measurements at December 31, 2009 using:
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$340.2	$—	$340.2	$—
Equity-related derivatives	561.2	—	—	561.2
Foreign currency forward contracts	1.0	—	1.0	—
Other	5.3	—	5.3	—

Total derivatives	907.7	—	346.5	561.2
Investments	831.9	462.2	—	369.7

Total assets	$1,739.6	$462.2	$346.5	$930.9

Liabilities:
UGC Convertible Notes	$564.1	$—	$—	$564.1

Derivative instruments:
Cross-currency and interest rate derivative contracts	1,882.0	—	1,882.0	—
Equity-related derivatives	18.4	—	—	18.4
Foreign currency forward contracts	7.3	—	7.3	—
Other	2.7	—	2.7	—

Total derivatives	1,910.4	—	1,892.0	18.4

Total liabilities	$2,474.5	$—	$1,892.0	$582.5

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2010	$369.7	$542.8	$(564.1)	$348.4
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(54.9)	—	(54.9)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	7.5	—	(17.9)	(10.4)
Purchases, settlements and other	(2.1)	—	(2.5)	(4.6)
Foreign currency translation adjustments	(18.9)	—	—	(18.9)

Balance of asset (liability) at March 31, 2010	$356.2	$487.9	$(584.5)	$259.6

(a)	Substantially all of the gains (losses) recognized during the three months ended March 31, 2010 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2010.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(7)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2010	December 31, 2009
	in millions
Distribution systems	$15,162.0	$19,306.6
Support equipment, buildings and land	2,311.6	2,845.8

	17,473.6	22,152.4
Accumulated depreciation	(6,483.1)	(10,141.7)

Total property and equipment, net	$10,990.5	$12,010.7

Goodwill

Changes in the carrying amount of our goodwill for the three months ended March 31, 2010 are set forth below:

	January 1, 2010	Acquisitions and related adjustments	Sale of J:COM Disposal Group	Foreign currency translation adjustments and other	March 31, 2010
	in millions
UPC Broadband Division:
Germany	$—	$2,127.2	$—	$(67.0)	$2,060.2
The Netherlands	1,306.8	—	—	(72.8)	1,234.0
Switzerland	2,745.9	—	—	(42.7)	2,703.2
Other Western Europe	1,120.1	—	—	(62.3)	1,057.8

Total Western Europe	5,172.8	2,127.2	—	(244.8)	7,055.2

Central and Eastern Europe	1,123.8	—	—	(30.7)	1,093.1

Total UPC Broadband Division	6,296.6	2,127.2	—	(275.5)	8,148.3
Telenet (Belgium)	2,341.7	(0.4)	—	(130.4)	2,210.9
J:COM (Japan)	3,487.8	—	(3,553.8)	66.0	—
VTR (Chile)	526.5	—	—	(17.2)	509.3
Austar	314.5	—	—	2.8	317.3
Corporate and other	386.7	—	—	(10.6)	376.1

Total	$13,353.8	$2,126.8	$(3,553.8)	$(364.9)	$11,561.9

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $437.7 million of the goodwill in our Central and Eastern Europe reportable segment at March 31, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

At March 31, 2010 and December 31, 2009 and based on exchange rates as of those dates, the amount of our accumulated impairments with respect to our broadband communications operations in Romania, which is included within our Central and Eastern Europe segment, was $256.9 million and $263.1 million, respectively.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2010	December 31, 2009
	in millions
Gross carrying amount:
Customer relationships	$3,485.9	$3,257.9
Other	297.6	307.4

	$3,783.5	$3,565.3

Accumulated amortization:
Customer relationships	$(1,262.0)	$(1,344.1)
Other	(100.1)	(91.2)

	$(1,362.1)	$(1,435.3)

Net carrying amount:
Customer relationships	$2,223.9	$1,913.8
Other	197.5	216.2

	$2,421.4	$2,130.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(8)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2010
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)		Carrying value (d)

		Borrowing currency		U.S. $ equivalent	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%		$—	$—	$1,195.3	$992.4	$637.2	$630.7
Subsidiaries:
UPC Broadband Holding Bank Facility	3.82%		€769.7	1,041.6	7,685.4	8,506.6	7,963.9	9,052.1
UPC Holding Senior Notes	8.81%		—	—	2,247.3	2,295.8	2,117.3	2,219.0
UPCB Finance Senior Secured Notes (f)	7.63%		—	—	692.6	—	670.9	—
Unitymedia Senior Notes (g)	8.49%		—	—	3,834.0	3,911.8	3,602.5	3,763.3
Unitymedia Revolving Credit Facility	4.17%		€45.0	60.9	46.2	—	47.4	—
Telenet Credit Facility	3.81%		€310.0	419.5	2,659.5	2,802.3	2,693.1	2,851.9
Sumitomo Collar Loan	1.88%		—	—	1,002.4	1,005.6	1,002.4	1,005.6
LGJ Holdings Credit Facility	—		—	—	—	765.0	—	805.2
UGC Convertible Notes (h)	1.75%		—	—	584.5	564.1	584.5	564.1
Austar Bank Facility	5.50%	AUD	75.0	68.8	682.3	696.0	710.1	740.7
VTR Bank Facility (i)	—		—	—	—	460.8	—	460.8
Chellomedia Bank Facility	3.80%		€25.0	33.8	210.5	218.1	258.3	268.4
Liberty Puerto Rico Bank Facility	2.26%		—	—	157.9	154.8	175.5	175.9
J:COM Credit Facility	—		—	—	—	96.5	—	96.5
Other J:COM debt	—		—	—	—	1,942.5	—	1,923.1
Other	10.85%		—	—	108.4	131.2	108.4	131.2

Total debt	5.25%			$1,624.6	$21,106.3	$24,543.5	20,571.5	24,688.5

Capital lease obligations:
Unitymedia (j)							685.1	—
Telenet							414.1	444.5
J:COM							—	684.9
Other subsidiaries							37.1	34.7

Total capital lease obligations							1,136.3	1,164.1

Total debt and capital lease obligations							21,707.8	25,852.6
Current maturities							(64.9)	(487.7)

Long-term debt and capital lease obligations							$21,642.9	$25,364.9

(a)	Represents the weighted average interest rate in effect at March 31, 2010 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, discounts and commitments fees, but excluding the impact of financing costs, our estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.6% at March 31, 2010. For information concerning our derivative instruments, see note 5.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2010 without regard to covenant compliance calculations. At March 31, 2010, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €58.9 million ($79.7 million). Additionally, when the March 31, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €138.1 million ($186.9 million).

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of discounts, where applicable.

(e)	The $935.0 million principal amount of the LGI Convertible Notes has been allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the estimated fair values of the entire instrument, including the debt and equity components.

(f)	UPCB Finance Limited (UPCB Finance), the issuer of 7.625% senior secured notes (the UPCB Senior Secured Notes), is a special purpose financing company created for the primary purpose of issuing the UPCB Senior Secured Notes and is owned 100% by a charitable trust. UPCB Finance used the proceeds from the UPCB Senior Secured Notes to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility (as defined below), with UPC Financing Partnership (UPC Financing), a direct subsidiary of UPC Holding, as the borrower. UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Senior Secured Notes. As such, UPCB Finance is a variable interest entity and UPC Financing and its parent entities, including UPC Holding and LGI, are required by GAAP to consolidate UPCB Finance. Accordingly, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements.

(g)	The proceeds received from the November 2009 issuance of the Unitymedia Senior Notes (as defined below) were placed into two escrow accounts. At December 31, 2009, the aggregate amount included in the escrow accounts of €2,560.7 million ($3,465.6 million) is included in long-term restricted cash in our condensed consolidated balance sheet. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price, and on March 2, 2010, the remaining balances of the escrow accounts were released in connection with the repayment of Unitymedia’s existing indebtedness.

(h)	The UGC Convertible Notes are measured at fair value. Our assessment of the fair value of the UGC Convertible Notes included an estimated credit risk component of $17.2 million at March 31, 2010. This credit risk component is estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk during the three months ended March 31, 2010 and 2009 resulted in losses of $13.2 million and $8.6 million, respectively, that are included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 6.

(i)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we were required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. On March 22, 2010, the third-party lender under the VTR Bank Facility assigned its rights and obligations under the VTR Bank Facility to a subsidiary of UPC Broadband Holding. As consideration for this assignment, the deposit in the collateral account was transferred to the third-party lender in a non-cash transaction.

(j)	Primarily represents Unitymedia’s obligations under a duct network lease agreement. The original contracts were concluded effective July 1, 2000 and have an indefinite term, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate the lease.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. On January 19, 2010, the existing Facility S and existing Facility T under the UPC Broadband Holding Bank Facility were increased by (i) a €40.0 million ($54.1 million) term loan facility (Facility S3) made pursuant to an Additional Facility S Accession Agreement (the Facility S3 Accession Agreement) and (ii) a $162.0 million term loan facility (Facility T5) made pursuant to an Additional Facility T Accession Agreement (the Facility T5 Accession Agreement). Pursuant to the Facility S3 Accession Agreement and the Facility T5 Accession Agreement, certain Facility P lenders (the Rolling P Lenders) agreed to roll their Facility P commitments into the new Facility S3 or T5, as applicable, by novating their Facility P commitments to UPC Broadband Operations B.V. (UPC Broadband Operations), a direct subsidiary of UPC Broadband Holding, and entered into the new Facility S3 and T5 as relevant. UPC Broadband Operations, the initial lender under Facility S3 and T5, novated its Facility S3 and Facility T5 commitments to the Rolling P Lenders.

On March 24, 2010, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility W Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility W Accession Agreement, certain Facility M and Facility P lenders (the Rolling M and P Lenders) agreed to roll all or part of their existing Facility M and Facility P commitments into a new redrawable term loan facility (Facility W) in an aggregate principal amount of €218.0 million ($295.0 million). The Rolling M and P Lenders novated their existing drawn Facility M and Facility P commitments of €208.8 million ($282.6 million) and €26.1 million ($35.3 million), respectively, to UPC Broadband Operations, and entered into the new Facility W, which was undrawn at closing. UPC Broadband Operations, the initial lender under the Additional Facility W Accession Agreement, novated its undrawn Facility W commitment of €218.0 million to the Rolling M and P Lenders in the amounts of €191.9 million ($259.7 million) and €26.1 million, respectively. An annual commitment fee of 1.20% of the undrawn uncancelled portion of the total Facility W commitment is payable quarterly in arrears. Facility W may be upsized in the future by entering into one or more additional facility accession agreements.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of March 31, 2010 are summarized in the following table:

		March 31, 2010
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
				in millions
L	July 3, 2012	EURIBOR + 2.25%	€129.7	$175.5	$—
M	(d)	EURIBOR + 2.00%	€592.7	—	802.1
N	(d)	LIBOR + 1.75%	$1,400.0	—	1,400.0
O	July 31, 2013	(e)	(e)	—	70.8
P	September 2, 2013	LIBOR + 2.75%	$259.2	—	259.2
Q	(f)	EURIBOR + 2.75%	€422.0	571.1	—
R	(f)	EURIBOR + 3.25%	€263.3	—	356.3
S	(g)	EURIBOR + 3.75%	€1,740.0	—	2,354.9
T	(g)	LIBOR + 3.50%	$1,038.1	—	1,027.8
U	(h)	EURIBOR + 4.00%	€1,250.8	—	1,692.8
V (i)	January 15, 2020	7.625%	€500.0	—	676.7
W	(j)	EURIBOR + 3.00%	€218.0	295.0	—
Elimination of Facility V in consolidation (i)			€(500.0)	—	(676.7)

Total				$1,041.6	$7,963.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(a)	Amounts represent total commitments at March 31, 2010 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M, N and P have been novated to UPC Broadband Operations, a direct subsidiary of UPC Broadband Holding, and, accordingly, such amounts are not included in the table above.

(b)	At March 31, 2010, our availability under the UPC Broadband Holding Bank Facility was limited to €58.9 million ($79.7 million). When the March 31, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €138.1 million ($186.9 million).

(c)	The Facility T amount includes the impact of discounts.

(d)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s Senior Notes due 2014 fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(e)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($30.4 million) sub-tranche and (ii) a PLN 115.1 million ($40.4 million) sub-tranche.

(f)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s Senior Notes due 2014 fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(g)	The final maturity dates for Facilities S and T are the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s Senior Notes due 2014 fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($338.3 million) or more.

(h)	The final maturity date for Facility U is the earlier of (i) December 31, 2017 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s Senior Notes due 2014 fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($338.3 million) or more.

(i)	As discussed above, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements. Pursuant to the Facility V accession agreement, the call provisions, maturity and applicable interest rates for Facility V are the same as those of the UPCB Finance Senior Secured Notes.

(j)	The final maturity date for Facility W is the earlier of (i) March 31, 2015 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s Senior Notes due 2014 fall due, if, on such date, such Senior Notes are outstanding in an aggregate principal amount of €250.0 million ($338.3 million) or more.

Subsequent refinancing events. On April 20, 2010, (i) €26.1 million ($35.3 million) of commitments under Facility M were effectively rolled into Facility W and (ii) $37.2 million and $9.7 million of commitments under Facility P were effectively rolled into Facilities R and T, respectively. On May 4, 2010, certain Facility N lenders (the Rolling N Lenders) agreed to roll their existing Facility N commitments into a new term loan facility (Facility X) in an aggregate principal amount of $1,042.8 million. The Rolling N lenders will novate their existing Facility N commitments to UPC Broadband Operations and will enter into the new Facility X. UPC Broadband Operations, the initial lender under Facility X, will novate its Facility X commitment to the Rolling N Lenders. The final maturity date for Facility X will be equal to that of Facility U, as described above. Facility X will bear interest at (i) LIBOR

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

plus 1.75% per annum from May 4, 2010 up to and including June 30, 2010 and (ii) LIBOR plus 3.50% per annum after June 30, 2010. The completion of the May 4, 2010 transaction is subject to the execution of the applicable novation certificates by the relevant parties.

Unitymedia Senior Notes

On November 20, 2009, UPC Germany issued (i) €1,430.0 million ($1,935.3 million) principal amount of 8.125% senior secured notes (the UM Euro Senior Secured Notes) at an issue price of 97.844%, (ii) $845.0 million principal amount of 8.125% senior secured notes (the UM Dollar Senior Secured Notes and, together with the UM Euro Senior Secured Notes, the UM Senior Secured Notes) at an issue price of 97.844% and (iii) €665.0 million ($900.0 million) principal amount of 9.625% senior notes (the UM Senior Notes) at an issue price of 97.652% (collectively, the Unitymedia Senior Notes). The UM Senior Secured Notes mature on December 1, 2017 and the UM Senior Notes mature on December 1, 2019. Upon closing, and after deducting issuance costs of €65.1 million ($96.7 million at the transaction date), the €2,541.0 million ($3,773.5 million at the transaction date) of net proceeds from the sale of the Unitymedia Senior Notes were placed into two escrow accounts. As further discussed in note 3, on January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price. On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with the repayment of Unitymedia’s existing indebtedness, (ii) the obligations under the UM Senior Secured Notes were assumed by certain indirect subsidiaries of Unitymedia and (iii) the obligations under the UM Senior Notes were assumed by Unitymedia.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on March 31, 2010 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (including UPCB Finance) (a)	Unitymedia	Telenet	Austar	Other (b)	Total
	in millions
Year ended December 31:
Remainder of 2010	$—	$0.2	$—	$—	$—	$5.5	$5.7
2011	—	0.2	—	—	45.0	545.1	590.3
2012	—	0.2	—	104.5	44.7	5.2	154.6
2013	—	1,163.3	—	62.3	458.9	252.8	1,937.3
2014	—	2,202.1	47.4	643.9	161.5	170.0	3,224.9
Thereafter	935.0	7,465.5	3,681.1	1,965.5	—	1,022.9	15,070.0

Total debt maturities	935.0	10,831.5	3,728.5	2,776.2	710.1	2,001.5	20,982.8
Fair value adjustment and unamortized discount	(297.8)	(79.4)	(78.6)	—	—	44.5	(411.3)

Total debt	$637.2	$10,752.1	$3,649.9	$2,776.2	$710.1	$2,046.0	$20,571.5

Current portion	$—	$0.2	$—	$—	$—	$6.1	$6.3

Noncurrent portion	$637.2	$10,751.9	$3,649.9	$2,776.2	$710.1	$2,039.9	$20,565.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(a)	For purposes of this table, we have assumed that (i) the €615.5 million ($833.0 million) outstanding principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed in 2013, (ii) Facilities M, N and Q of the UPC Broadband Holding Bank Facility will be repaid in 2014, (iii) Facility R of the UPC Holding Broadband Holding Bank Facility will be repaid in 2015, (iv) Facilities S and T of the UPC Broadband Holding Bank Facility will be repaid in 2016 and (v) Facility U of the UPC Broadband Holding Bank Facility will be repaid in 2017.

(b)	The 2011 amount includes the €399.0 million ($540.0 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2010	$50.7	$42.4	$7.6	$100.7
2011	69.4	60.3	5.1	134.8
2012	67.1	58.8	4.2	130.1
2013	66.4	55.2	3.7	125.3
2014	66.4	53.5	3.4	123.3
Thereafter	1,029.6	317.3	34.9	1,381.8

	1,349.6	587.5	58.9	1,996.0
Amounts representing interest	(664.5)	(173.4)	(21.8)	(859.7)

Present value of net minimum lease payments	$685.1	$414.1	$37.1	$1,136.3

Current portion	$15.5	$35.9	$7.2	$58.6

Noncurrent portion	$669.6	$378.2	$29.9	$1,077.7

Non-cash Refinancing Transactions

During the three months ended March 31, 2010 and 2009, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $162.0 million and $682.4 million, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(9)	Income Taxes

Income tax expense attributable to our loss from continuing operations before income taxes differs from the income tax benefit computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended March 31,
	2010	2009
	in millions
Computed “expected” income tax benefit	$215.8	$122.4
Change in valuation allowance	(165.5)	(56.1)
International rate differences	(50.4)	(47.8)
Non-deductible or non-taxable interest and other expenses	(25.0)	(11.0)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	7.3	(23.1)
Other, net	1.1	(3.2)

	$(16.7)	$(18.8)

The changes in our unrecognized tax benefits during the three months ended March 31, 2010 are summarized below (in millions):

Balance at January 1, 2010	$400.6
Reduction related to the sale of the J:COM Disposal Group	(176.7)
Additions based on tax positions related to the current year	167.6
Reductions for tax positions of prior years	(5.5)
Additions for tax positions of prior years	10.0
Lapse of statute of limitations	(1.0)
Foreign currency translation	(2.5)

Balance at March 31, 2010	$392.5

No assurance can be given that any of these tax benefits will be recognized or realized.

As of March 31, 2010, our unrecognized tax benefits included $335.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next 12 months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of March 31, 2010. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during the remainder of 2010.

(10)	Equity

Stock Repurchases

During the first quarter of 2010, we purchased 2,050,415 shares of our LGI Series A common stock at a weighted average price of $28.31 per share and 1,845,308 shares of our LGI Series C common stock at a weighted average price of $27.95 per share, for an aggregate purchase price of $109.6 million, including direct acquisition

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

costs. At March 31, 2010, the remaining amount authorized under our current repurchase program was $428.9 million. Subsequent to March 31, 2010 and through April 30, 2010, we purchased an additional 2,601,061 shares of our LGI Series A common stock at a weighted average price of $28.77 per share and 1,191,308 shares of our Series C common stock at a weighted average price of $28.75 per share, for an aggregate purchase price of $109.1 million, including direct acquisition costs. As of April 30, 2010, the remaining amount authorized under this program was $319.9 million, which amount will be reduced by the call option contract described below if settled in stock.

Call Option Contract

On March 30, 2010, we agreed to pay $19.7 million to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 700,000 shares of LGI Series A common stock at a exercise price of $29.282 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The $19.7 million cost of this call option contract, which expires on May 11, 2010, was paid in April 2010.

(11)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended March 31,
	2010	2009
	in millions
LGI common stock:
LGI performance plans (a)	$19.0	$12.2
Other LGI stock incentive awards	9.8	8.0

Total LGI common stock	28.8	20.2
Austar Performance Plan	3.1	4.3
Other	2.1	1.0

Total	$34.0	$25.5

Included in:
Operating expense	$2.3	$2.5
SG&A expense	31.7	23.0

Total	$34.0	$25.5

(a)	The stock-based compensation expense related to the LGI performance plans during the three months ended March 31, 2009 includes a $5.1 million reduction associated with the settlement of the second installment of awards under the LGI Performance Plans (as defined below) and a $10.7 million reduction related to the forfeiture of certain awards.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of March 31, 2010:

	LGI common stock (a)	LGI performance plans (b)	LGI PSUs (c)
Total compensation expense not yet recognized (in millions)	$58.1	$33.9	$19.9

Weighted average period remaining for expense recognition (in years)	2.3	1.0	2.3

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 18,585,296 shares available for grant as of March 31, 2010. These shares may be awarded in any series of our common stock. The LGI Director Incentive Plan had 9,242,651 shares available for grant as of March 31, 2010. These shares may be awarded at or above fair value in any series of stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock.

(b)	Compensation expense under these performance-based incentive plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors has elected to cash settle a portion of the vested awards under these performance-based incentive plans.

(c)	Amounts relate to LGI performance-based restricted share units (PSUs), as discussed below.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Three months ended March 31,
LGI common stock:	2010	2009
Assumptions used to estimate fair value of awards granted:
Risk-free interest rate	1.46%	(a)
Expected life	3.2 years	(a)
Expected volatility	56.8%	(a)
Expected dividend yield	none	(a)
Weighted average grant-date fair value per share of awards granted:
Stock Appreciation Rights (SARs)	$10.40	$—
Restricted stock	$24.52	$11.82
PSUs	$28.44	$—
Total intrinsic value of awards exercised (in millions):
Options	$12.6	$—
SARs	$17.3	$0.1
Cash received from exercise of options (in millions)	$14.6	$—
Income tax benefit related to stock-based compensation (in millions)	$7.9	$6.3

(a)	During the first quarter of 2009, no options or SARs were granted.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

LGI Performance Plans

The LGI Performance Plans are the performance-based incentive plans for our senior executives and certain key employees. The LGI Performance Plans are five-year plans, with a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on our achievement of specified compound annual growth rates (CAGR) in consolidated operating cash flow (see note 15), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the performance period.

On February 16, 2010, the compensation committee of our board of directors determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the performance plans) with respect to LGI Series A common stock and 31,708 restricted plan shares with respect to LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted an aggregate of 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock, relating to the final three installments of each participant’s earned award. In accordance with the performance plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 installment vested in full on March 31, 2010. The restricted plan shares issued in relation to the balance of the earned awards will vest in three equal installments on each of September 30, 2010, March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

LGI PSUs

In March 2010, the compensation committee of our board of directors determined to modify the equity incentive award component of our executive officers’ and other key employees’ compensation packages, whereby a target annual equity value would be set for each executive or key employee, of which approximately two-thirds will be delivered in the form of an annual award of PSUs and approximately one-third in the form of an annual award of SARs.

In connection with each year’s award of PSUs, the compensation committee will select one or more performance measures for the ensuing two-year performance period. Different performance measures may be selected for the awards in subsequent years. The compensation committee will also set the performance targets corresponding to the selected performance measure(s), which will determine the percentage of the PSU award earned during the relevant performance period, and a base performance objective that must be achieved in order for any portion of the PSU award to be earned. Earned PSUs will then vest in two equal installments on March 31 and September 30 of the year following the end of the performance period. Each year’s award of SARs will be made at the same time as awards are made under our annual equity grant program for employees and on terms consistent with our standard form of SAR award agreement.

On March 26, 2010, the compensation committee granted to our executive officers a total of 349,100 LGI Series A PSUs and 349,100 LGI Series C PSUs pursuant to the Liberty Global, Inc. 2005 Incentive Plan. Each PSU

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting. Subsequent to March 31, 2010, in connection with its annual equity grant process, the compensation committee approved a grant of PSUs to certain key employees.

The performance period for the 2010 PSUs is January 1, 2010 to December 31, 2011. The performance target selected by the committee is achievement of an OCF CAGR of approximately 7.0% for the two-year performance period, subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2010 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2010 PSUs will vest on March 31, 2012 and the balance on September 30, 2012. The compensation committee also established a base performance objective of a 5.0% OCF CAGR, which must be satisfied in order for award recipients to be eligible to earn any of their 2010 PSUs and is not subject to adjustment. Compensation costs attributable to the 2010 PSUs will be recognized over the requisite service period of the awards.

Stock Award Activity – LGI Common Stock

The following tables summarize the stock award activity during the three months ended March 31, 2010 with respect to LGI common stock:

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,326,000	$19.90
Granted	—	$—
Expired or canceled	(4,557)	$154.00
Forfeited	(469)	$24.32
Exercised	(482,670)	$13.83

Outstanding at March 31, 2010	3,838,304	$20.50	3.1	$36.0

Exercisable at March, 2010	3,645,248	$20.26	2.9	$34.6

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	887,227	$19.92
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding and exercisable at March 31, 2010	887,227	$19.92	0.9	$8.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	7,415,496	$18.61
Granted	—	$—
Expired or canceled	(4,557)	$145.78
Forfeited	(469)	$23.80
Exercised	(652,133)	$12.16

Outstanding at March 31, 2010	6,758,337	$19.14	2.9	$68.1

Exercisable at March 31, 2010	6,565,281	$19.00	2.8	$66.7

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,474	$24.36
Granted	3,282,671	$24.73
Expired or canceled	—	$—
Forfeited	(2,789)	$24.89
Released from restrictions	(122,306)	$25.22

Outstanding at March 31, 2010	3,869,050	$24.65	1.2

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,472	$23.37
Granted	3,173,223	$24.30
Expired or canceled	—	$—
Forfeited	(2,789)	$23.93
Released from restrictions	(121,207)	$24.29

Outstanding at March 31, 2010	3,760,699	$24.13	1.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,174,146	$16.98
Granted	4,672	$26.01
Expired or canceled	(22,312)	$36.87
Forfeited	(7,322)	$15.85
Exercised	(761,777)	$14.95

Outstanding at March 31, 2010	3,387,407	$17.32	4.7	$39.6

Exercisable at March 31, 2010	1,712,777	$18.59	3.3	$17.6

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,123,953	$16.57
Granted	4,672	$25.60
Expired or canceled	(22,312)	$34.34
Forfeited	(7,322)	$15.67
Exercised	(796,039)	$14.56

Outstanding at March 31, 2010	3,302,952	$16.95	4.8	$38.9

Exercisable at March 31, 2010	1,628,103	$18.08	3.4	$17.0

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	349,100	$28.63
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at March 31, 2010	349,100	$28.63	2.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	349,100	$28.25
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at March 31, 2010	349,100	$28.25	2.3

At March 31, 2010, total SARs outstanding included 47,752 LGI Series A common stock capped SARs and 47,752 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans – Austar Performance Plan

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, beginning on January 1, 2007, and a three-year service period beginning on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar’s achievement of specified CAGRs in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan, and the participant’s annual performance ratings during the performance period.

On March 31, 2010, Austar paid cash aggregating AUD 2.0 million ($1.8 million) and granted 7,270,261 of its ordinary shares to settle the third installment of the awards earned. The Austar remuneration committee has not determined the method of payment of the remaining installments of the earned awards.

(12)	Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to LGI stockholders is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding restricted common shares) outstanding for the period. Diluted earnings (loss) per share attributable to LGI stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, restricted common shares and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported net losses from continuing operations attributable to LGI stockholders during the three months ended March 31, 2010 and 2009. Therefore, the dilutive effect at March 31, 2010 and 2009 of (i) the aggregate number of then outstanding options, SARs and restricted shares and share units of approximately 25.8 million and 29.5 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 56.1 million and 38.7 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive awards (including PSUs) of 0.7 million and 14.4 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended March 31,
	2010	2009
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(651.9)	$(368.6)
Earnings from discontinued operations, net of taxes	1,388.5	69.9

Net earnings (loss)	$736.6	$(298.7)

(13)	Related Party Transactions

The related party transactions of our continuing operations are as follows:

	Three months ended March 31,
	2010	2009
	in millions
Revenue earned from related parties (a)	$7.6	$3.6

Operating expenses charged by related parties (b)	$5.7	$5.9

SG&A expenses charged to related parties (c)	$(0.3)	$(0.3)

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(c)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(14)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of March 31, 2010, the U.S. dollar equivalents (based on March 31, 2010 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Nine months ending December 31, 2010	Year ending December 31,				Thereafter	Total
		2011	2012	2013	2014
	in millions
Operating leases	$144.5	$137.4	$99.4	$74.8	$55.0	$209.9	$721.0
Programming, satellite and other purchase obligations	314.0	156.9	83.8	35.9	5.8	6.2	602.6
Other commitments	81.5	87.4	72.1	65.5	54.2	1,368.0	1,728.7

Total	$540.0	$381.7	$255.3	$176.2	$115.0	$1,584.1	$3,052.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, and certain repair and maintenance, fiber capacity and energy commitments of Unitymedia.

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

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded one of three “3G” mobile licenses recently auctioned by the Chilean government pursuant to a public bidding process. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services. The purchase price for the 3G license is CLP 1,669 million ($3.2 million). In order to guarantee its compliance with the terms of the 3G license, in October 2009, VTR Móvil posted a performance bond in the amount of CLP 35.6 billion ($67.9 million). This performance bond is fully guaranteed by VTR.

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

March 31, 2010

(unaudited)

Legal and Regulatory Proceedings and Other Contingencies

Cignal — On April 26, 2002, Liberty Global Europe Holding BV (Liberty Global Europe), an indirect subsidiary of UGC, received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 30, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued a decision in which it honored the appeal of Liberty Global Europe and referred the case to the Court of Appeals in The Hague. The Supreme Court also dismissed the conditional appeal of the plaintiffs. It is unclear when the Court of Appeals will render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

In light of the September 13, 2007 decision by the Court of Appeals and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. Notwithstanding the December 19, 2007 District Court decision in the 2006 Cignal Action and the April 10, 2010 Dutch Supreme Court decision in the 2002 Cignal Action, we do not anticipate reversing or otherwise adjusting the provision until such time as the final disposition of these matters has been reached.

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into the 2008 PICs Agreement, which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom has brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which could overrule the appeal judgment, but only on matters of law or procedure. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

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

It is possible that Belgacom will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other Belgacom proceedings. However, an unfavorable outcome of existing or future Belgacom proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement. We do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

our broadband communications operations in the Netherlands (UPC Netherlands) as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision became effective on March 17, 2009. UPC Netherlands filed an appeal against the decision on April 15, 2009 with College van Beroep voor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court. Pending the outcome of this appeal, UPC Netherlands will be required to comply with the decision. The appeal hearing took place on March 18, 2010 and a decision of the CBb is not expected before the end of 2010.

OPTA’s decision imposes on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. The two largest cable operators, including UPC Netherlands, have a number of additional access obligations. The access obligations imposed on UPC Netherlands consist of (i) access to capacity for the transmission of the television signal (both analog and digital), (ii) resale of the analog television signal and, in conjunction with any such resale, the provision of customer connection, and (iii) access to UPC Netherlands’ digital conditional access system, including access to its operational supporting systems and co-location. OPTA has stated that any request to resell the analog television signal or avail itself of access to UPC Netherlands’ digital platform from an operator with its own infrastructure, such as Royal KPN NV, the incumbent telecommunications operator in the Netherlands, will in principle not be deemed reasonable.

The resale obligation will enable third parties to take over the customer relationship as far as the analog television signal is concerned. The decision includes the possibility for resale of an analog package that is not identical to the analog packages offered by UPC Netherlands. Potential resellers will need to secure the relevant programming rights in order to resell the analog television signals. In case of non-identical resale, the decision imposes a number of preconditions, including that the reseller must bear the costs of filtering and that OPTA will determine the reasonableness of such request on a case by case basis.

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

Regarding digital, OPTA’s decision requires UPC Netherlands to enable providers of digital television signals to supply their digital signals using their own or UPC Netherlands’ digital conditional access system. This allows the third parties to have their own customer relationship for those digital television signals and to bundle their offer with the resale of the analog television signal.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

UPC Netherlands was required to develop cost models for both the wholesale offer for analog resale as well as digital transmission capacity. OPTA reviewed the cost model-resale and published a draft tariff decision on November 26, 2009, which was subject to national consultation and European Commission notification. The review of the cost model-digital transmission capacity has been postponed by OPTA.

UPC Netherlands was also required to publish reference offers regarding the wholesale offer for analog resale as well as digital transmission capacity. UPC Netherlands published the reference offer-resale on May 18, 2009, and the reference offer-digital transmission capacity on November 2, 2009. In respect of the reference offer-resale, OPTA published a draft implementation decision on October 30, 2009, which was subject to national consultation and European Commission notification. OPTA initiated Industry Group meetings with respect to the reference offer-digital transmission capacity, which commenced at the end of November 2009 and are ongoing.

OPTA issued its final implementation decision and its final tariff decision on analog resale on March 10, 2010. Both decisions are similar to OPTA’s draft decisions. The tariff decision sets a wholesale rate of €8.83 ($11.95) per month or 62.5% of UPC Netherlands’ retail rate. The wholesale rate is subject to annual adjustments for cost of living increases beginning in April 2010. UPC Netherlands is required to begin offering its analog cable package (together with the requested access) to resellers in (i) June 2010 with respect to existing analog-only customers and (ii) November 2010 with respect to all of its customers. UPC Netherlands has appealed both decisions.

As the wholesale rate that UPC Netherlands will receive from resellers will be lower than UPC Netherlands’ current retail rate for analog cable services, UPC Netherlands’ average monthly subscription revenue for each analog cable customer and revenue from analog cable services are expected to be adversely impacted to the extent that existing retail analog cable customers of UPC Netherlands become retail analog cable customers of resellers. The extent of any such adverse impact is dependent on (i) the number of UPC Netherlands’ existing analog cable customers who elect to receive their service from a reseller and (ii) the results of the appeal or any interim injunction process with respect to OPTA’s final tariff decision.

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

March 31, 2010

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

Chile Earthquake — On February 27, 2010, certain areas served by VTR’s broadband communications network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed over 24,000 homes that were passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 revenue generating units. With the exception of these destroyed homes, service had been restored to substantially all of VTR’s remaining customers as of March 31, 2010. We expect that the earthquake, in combination with competitive and economic factors, will continue to adversely impact VTR’s results of operations during the remainder of 2010 and future periods. However, assuming that aftershocks from the earthquake do not cause further material damage, we currently expect that the direct financial and operational impacts of the earthquake (i) will progressively lessen over time and (ii) will not be material to our consolidated results of operations or financial condition.

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other operating charges or credits include gains and losses on the disposition of long-lived assets and direct acquisition costs, such as third party due diligence, legal and advisory costs. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

(loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes is presented below.

During the first quarter of 2010, we initiated the process of centralizing the UPC Broadband Division’s DTH operations into a Luxembourg-based organization and began reporting the DTH operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Previously, these operations, which provide DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia, were managed by the respective local management in these countries with support from the UPC Broadband Division’s central operations, and accordingly, were previously included in the results of the UPC Broadband Division’s Central and Eastern Europe and central operations segments. As a result of this change, the DTH operating results that were previously reported in the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. Segment information for all periods presented has been restated to reflect this change and to present UPC Slovenia and J:COM as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR (Chile)

•	Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide business-to-business (B2B) services. At March 31, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Unitymedia’s broadband communications operations are reported in our Germany segment, while Unitymedia’s DTH operations are included in our corporate and other category. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico, (b) video programming and other services in Europe and Argentina and (c) DTH operations in Germany and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, VTR and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, VTR, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Three months ended March 31,
	2010		2009
	Revenue	Operating cash flow	Revenue	Operating cash flow
Performance Measures	in millions
UPC Broadband Division:
Germany	$216.8	$119.7	$—	$—
The Netherlands	295.5	169.2	266.9	152.7
Switzerland	260.3	142.1	238.1	130.5
Other Western Europe	214.2	98.6	194.4	88.8

Total Western Europe	986.8	529.6	699.4	372.0
Central and Eastern Europe	286.1	141.9	253.9	129.9
Central operations	0.2	(36.4)	—	(41.6)

Total UPC Broadband Division	1,273.1	635.1	953.3	460.3
Telenet (Belgium)	439.1	222.3	374.2	190.6
VTR (Chile)	182.0	70.1	155.8	61.4
Austar (Australia)	156.4	54.1	108.5	37.5
Corporate and other	149.2	(6.4)	124.4	(3.7)
Intersegment eliminations	(20.9)	—	(18.7)	—

Total	$2,178.9	$975.2	$1,697.5	$746.1

The following table provides a reconciliation of total segment operating cash flow to loss from continuing operations before income taxes:

	Three months ended March 31,
	2010	2009
	in millions
Total segment operating cash flow from continuing operations	$975.2	$746.1
Stock-based compensation expense	(34.0)	(25.5)
Depreciation and amortization	(589.2)	(483.3)
Impairment, restructuring and other operating charges, net	(48.4)	(0.7)

Operating income	303.6	236.6
Interest expense	(343.2)	(188.1)
Interest and dividend income	13.0	21.2
Realized and unrealized losses on derivative instruments, net	(510.5)	(152.5)
Foreign currency transaction losses, net	(135.1)	(245.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	52.6	(20.1)
Other income (expense), net	3.0	(1.5)

Loss from continuing operations before income taxes	$(616.6)	$(349.6)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2010	2009
	in millions
Subscription revenue (a):
Video	$1,084.3	$812.2
Broadband internet	490.7	402.4
Telephony	262.8	220.0

Total subscription revenue	1,837.8	1,434.6
Other revenue (b)	362.0	281.6
Intersegment eliminations	(20.9)	(18.7)

Total	$2,178.9	$1,697.5

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the allocation of bundling discounts may vary among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2010

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2010	2009
	in millions
Europe:
Belgium	$439.1	$374.2
The Netherlands	295.5	266.9
Switzerland	260.3	238.1
Germany	220.0	—
Austria	121.0	114.6
Chellomedia (a)	111.4	92.3
Ireland	93.2	79.8
Poland	79.5	59.4
Hungary	76.4	76.3
Czech Republic	65.9	58.8
Romania	43.5	39.8
Slovakia	18.9	17.5
Other (b)	2.1	2.1
Intersegment eliminations	(20.9)	(18.7)

Total Europe	1,805.9	1,401.1

The Americas:
Chile	182.0	155.8
Other (c)	34.6	32.1

Total — The Americas	216.6	187.9

Australia	156.4	108.5

Total	$2,178.9	$1,697.5

(a)	Chellomedia’s geographic segments are located primarily in the Netherlands, the United Kingdom, Hungary, Poland, Spain and other European countries.

(b)	Primarily represents certain revenue related to the UPC Broadband Division’s DTH operations.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

(16)	Subsequent Events

Telenet Capital Distribution

On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($3.02) per share or €249.3 million ($337.4 million), which is expected to be paid during the third quarter of 2010. Our share of this capital distribution is expected to be approximately €125.8 million ($170.3 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our 2009 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 and 2009.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2010.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2009 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increase with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we, or the entities in which we have interests, operate;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH operations at March 31, 2010 in 14 countries, primarily in Europe, Chile and Australia. Through our indirect subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.4% at March 31, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar (54.6% at March 31, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico, (ii) consolidated interests in certain programming businesses in Europe and Argentina and (iii) Unitymedia’s DTH operations in Germany. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

As further described in note 3 to our condensed consolidated financial statements, we completed the Unitymedia Acquisition on January 28, 2010 and certain other less significant acquisitions since the beginning of 2009 that impact the comparability of our 2010 and 2009 results of operations. In addition, we sold (i) UPC Slovenia on July 15, 2009 and (ii) the J:COM Disposal Group on February 18, 2010. As further discussed in note 3 to our condensed consolidated financial statements, our condensed consolidated statements of operations and cash flows have been reclassified to present UPC Slovenia and the J:COM Disposal Group as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

During the first quarter of 2010, we initiated the process of centralizing the UPC Broadband Division’s DTH operations into a Luxembourg-based organization, which we refer to as “Luxco DTH,” and began reporting the DTH operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Previously, these operations, which provide DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia, were managed by the respective local management in these countries with support from the UPC Broadband Division’s central operations, and accordingly, were previously included in the results of the UPC Broadband Division’s Central and Eastern Europe and central operations segments. As a result of this change, the DTH operating results that were previously reported in the UPC Broadband

Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. In the below discussion and analysis, references to the financial amounts and operating statistics of the applicable individual countries within our Central and Eastern Europe reportable segment include the Luxco DTH amounts that are associated with the subscribers that reside in the respective countries.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2010, we owned and operated networks that passed 31,010,500 homes and served 27,121,800 revenue generating units (RGUs), consisting of 16,992,900 video subscribers, 5,911,100 broadband internet subscribers and 4,217,800 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 5,939,100 RGUs during the three months ended March 31, 2010. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added 204,200 RGUs during the three months ended March 31, 2010, as compared to 152,300 RGUs that were added on an organic basis during the corresponding period in 2009. The organic RGU growth during the three months ended March 31, 2010 is attributable to the growth of our (i) digital cable services, which added 285,800 RGUs, (ii) broadband internet services, which added 167,800 RGUs and (iii) telephony services, which added 151,800 RGUs. The growth of our digital cable, broadband internet and telephony services was partially offset by declines in our (i) analog cable RGUs of 393,700, (ii) DTH video RGUs of 4,900 and (iii) multi-channel multi-point (microwave) distribution system (MMDS) video RGUs of 2,600.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	organic declines in overall revenue in Switzerland, Hungary, Puerto Rico, Romania and, to a lesser extent, the Czech Republic and Slovakia during the first quarter of 2010, as compared to the fourth quarter of 2009;

(ii)	organic declines in (a) subscription revenue in Hungary, Austria and, to a lesser extent, the Czech Republic, Slovakia and Switzerland and (b) overall revenue in Hungary and, to a lesser extent, Austria, the Czech Republic and Romania during the first quarter of 2010, as compared to the first quarter of 2009;

(iii)	organic declines in (a) video revenue in Hungary, Puerto Rico and, to a lesser extent, the Czech Republic, Romania, Switzerland and Slovakia, (b) broadband internet revenue in Hungary and, to a lesser extent, Romania and (c) telephony revenue in Switzerland and, to a lesser extent, Hungary, Ireland, Austria, Puerto Rico and Romania during the first quarter of 2010, as compared to the fourth quarter of 2009;

(iv)	organic declines in (a) video revenue in Hungary, the Czech Republic, Ireland and, to a lesser extent, Slovakia, (b) broadband internet revenue in Hungary and Austria and (c) telephony revenue in Switzerland and, to a lesser extent, Hungary, Austria and the Czech Republic during the first quarter of 2010, as compared to the first quarter of 2009;

(v)	an organic decline in RGUs in Romania and, to a lesser extent, Slovakia during the first quarter of 2010;

(vi)	organic declines in video RGUs in all of our European markets and in Puerto Rico during the first quarter of 2010; and

(vii)	organic declines in the average monthly subscription revenue per average RGU (ARPU) in Hungary, Austria, the Czech Republic and, to a lesser extent, Slovakia during the first quarter of 2010, as compared to the first quarter of 2009.

On February 27, 2010, certain areas served by VTR’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed over 24,000 homes that were passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of these destroyed homes, service had been restored to substantially all of VTR’s remaining customers as of March 31, 2010. The lost revenue associated with the destroyed homes, temporary service outages and VTR’s allowance of free telephone usage during the weeks following the earthquake resulted in an estimated $3.7 million decrease in VTR’s revenue during the first quarter of 2010. In addition, the earthquake led to (i) an estimated $0.8 million increase in certain operating and selling, general and administrative expenses, (ii) a $2.2 million impairment loss and (iii) other adverse impacts on VTR’s results of operations that are less quantifiable. Moreover, during the first quarter of 2010, the adverse impacts of the earthquake, along with competitive and economic factors, contributed to (a) a slight organic decline in VTR’s total video RGUs, (b) an organic decline in VTR’s overall revenue, including organic declines in VTR’s telephony, video and broadband internet revenue, as compared to the fourth quarter of 2009, (c) organic declines in VTR’s telephony and video revenue, which led to organic declines in VTR’s subscription and overall revenue, as compared to the first quarter of 2009, and (d) organic declines in VTR’s ARPU from telephony, video and broadband internet services, as compared to the first quarter of 2009. We expect that the earthquake, in combination with competitive and economic factors, will continue to adversely impact VTR’s results of operations during the remainder of 2010 and future periods. However, assuming that aftershocks from the earthquake do not cause further material damage, we currently expect that the direct financial and operational impacts of the earthquake (i) will progressively lessen over time and (ii) will not be material to our consolidated results of operations or financial condition.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, economic and, to a lesser extent, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from broadband internet and telephony services during the first quarter of 2010, as compared to the first quarter of 2009. These declines were largely mitigated by (i) the impact of increased digital cable RGUs and other improvements in our RGU mix and (ii) the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

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

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory or economic developments could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Material Changes in Financial Condition — Condensed Consolidated Cash Flow Statements below.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2010 and 2009 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the first quarter of 2010 was to the euro as 55.6% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, VTR and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, VTR, Austar and other less significant majority owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide B2B services. At March 31, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Unitymedia’s broadband communications operations are reported in our Germany segment, while Unitymedia’s DTH operations are included in our corporate and other category. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico, (b) video programming and other services in Europe and Argentina and (c) DTH operations in Germany and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 15 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2010 as compared to the corresponding period in 2009. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2010 and 2009 at the end of this section.

The revenue of our reportable segments includes amounts received from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees and amounts received for B2B services. Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

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

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
		in millions
UPC Broadband Division:
Germany (a)	$216.8	$—	$216.8	N.M.	N.M.
The Netherlands	295.5	266.9	28.6	10.7	4.4
Switzerland	260.3	238.1	22.2	9.3	0.7
Other Western Europe	214.2	194.4	19.8	10.2	3.9

Total Western Europe	986.8	699.4	287.4	41.1	34.0

Central and Eastern Europe	286.1	253.9	32.2	12.7	(1.7)
Central operations	0.2	—	0.2	N.M.	N.M.

Total UPC Broadband Division	1,273.1	953.3	319.8	33.5	24.5
Telenet (Belgium)	439.1	374.2	64.9	17.3	10.6
VTR (Chile)	182.0	155.8	26.2	16.8	(0.2)
Austar (Australia)	156.4	108.5	47.9	44.1	5.9
Corporate and other	149.2	124.4	24.8	19.9	11.5
Intersegment eliminations	(20.9)	(18.7)	(2.2)	(11.8)	(5.6)

Total	$2,178.9	$1,697.5	$481.4	28.4	17.2

(a)	Represents the revenue of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through March 31, 2010.

N.M. – Not Meaningful.

Germany. The revenue increase for our Germany segment during the three months ended March 31, 2010, as compared to the corresponding period in 2009, is entirely attributable to the January 28, 2010 Unitymedia Acquisition and accordingly, we do not separately discuss the revenue of our Germany segment.

The Netherlands. The Netherlands’ revenue increased $28.6 million or 10.7% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, the Netherlands’ revenue increased $11.6 million or 4.4%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue during the first quarter of 2010 is attributable to the positive impacts of (i) higher ARPU and (ii) a higher average number of RGUs. ARPU increased during the first quarter of 2010, as compared to the first quarter of 2009, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) January 2010 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products, were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from telephony services, due primarily to somewhat lower telephony call volumes and a change in subscriber calling patterns, and (c) a higher proportion of customers selecting lower-priced tiers of broadband internet services. The increase in the average number of RGUs during the first quarter of 2010 is attributable to the net effect of increases in the average numbers of digital cable, broadband internet and telephony RGUs and a decline in the average number of analog cable RGUs. The decline in the Netherlands’ average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The decrease in the Netherlands’ non-subscription revenue is primarily attributable to individually insignificant changes in various non-subscription revenue categories.

For information concerning potential adverse impacts on ARPU and revenue from analog cable services as a result of regulatory developments in the Netherlands, see note 14 to our condensed consolidated financial statements.

Switzerland. Switzerland’s revenue increased $22.2 million or 9.3% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, Switzerland’s revenue increased $1.7 million or 0.7%. This increase is attributable to an increase in non-subscription revenue that was partially offset by a slight decrease in subscription revenue. The slight decrease in subscription revenue is due primarily to the net effect of (i) a slight decrease in the average number of RGUs and (ii) a slight increase in ARPU. The decrease in the average number of RGUs is attributable to the net effect of (i) decreases in the average numbers of analog cable and, to a lesser extent, telephony RGUs and (ii) increases in the average numbers of digital cable and broadband internet RGUs. The decline in the average number of Switzerland’s analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. ARPU increased slightly during the first quarter of 2010, as compared to the first quarter of 2009, due primarily to the net impact of (i) an improvement in Switzerland’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, (ii) increased revenue from premium digital services and products, (iii) the adverse effects of competition, (iv) lower ARPU from telephony services, due primarily to lower telephony call volumes and a change in subscriber calling patterns, and (v) lower ARPU from broadband internet services, due primarily to an increase in the proportion of broadband internet subscribers selecting lower-priced tiers of service. The negative effects of the lower average number of telephony RGUs and the decline in telephony ARPU contributed to an organic decline in Switzerland’s revenue from telephony services during the first quarter of 2010, as compared to the first quarter of 2009. The increase in Switzerland’s non-subscription revenue is largely attributable to an increase in B2B revenue, due primarily to growth in the number of business broadband internet and telephony customers.

Other Western Europe. Other Western Europe’s revenue increased $19.8 million or 10.2% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, Other Western Europe’s revenue increased $7.6 million or 3.9%. This increase is attributable to increases in both non-subscription and subscription revenue. The increase in subscription revenue during the first quarter of 2010 is attributable to the net effect of (i) a higher average number of RGUs and (ii) lower ARPU. The increase in subscription revenue in Other Western Europe, which is adversely impacted by the significant competition we are experiencing in Austria and, to a lesser extent, Ireland, is net of declines in (i) revenue from broadband internet and telephony services in Austria and (ii) revenue from video services in Ireland. The declines in Austria’s revenue from broadband internet and telephony services led to declines in Austria’s subscription and overall revenue during the first quarter of 2010, as compared to the first quarter of 2009. The increase in Other Western Europe’s average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs led to an organic decline in the average number of total video RGUs in Other Western Europe during the first quarter of 2010, as compared to the first quarter of 2009. ARPU decreased in our Other Western Europe segment during the first quarter of 2010, due primarily to the negative impacts of (i) competition, (ii) a higher proportion of subscribers selecting lower-priced tiers of digital cable service and fewer premium digital products and services, (iii) lower ARPU from broadband internet services, due primarily to a higher proportion of customers selecting lower-priced tiers of broadband internet services and (iv) lower ARPU from telephony services, due primarily to lower telephony call volumes and a change in subscriber calling patterns. These negative factors were partially offset by the positive impacts of (i) an improvement in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for certain analog cable, digital cable, broadband internet and telephony services. The increase in Other Western Europe’s non-subscription revenue during the first quarter of 2010 is primarily attributable to increases in (i) B2B revenue, due primarily to a first quarter 2010 settlement with the incumbent telecommunications operator in Austria, and (ii) installation revenue.

Central and Eastern Europe. Central and Eastern Europe’s revenue increased $32.2 million or 12.7% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $0.3 million attributable to the impact of an acquisition. Excluding the effects of an acquisition and FX, Central and Eastern Europe’s revenue decreased $4.6 million or 1.8%, attributable to a decrease in subscription revenue that was only partially offset by a slight increase in non-subscription revenue. The decrease in subscription revenue during the first quarter of 2010 is attributable to the net effect of (i) lower ARPU and (ii) a higher average number of RGUs. ARPU decreased in our Central and Eastern Europe segment during the first quarter of 2010, due primarily to the negative impacts of (i) competition, (ii) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog cable revenue from premium video services and products and (iv) lower ARPU from telephony services, due primarily to lower telephony call volumes and a change in subscriber calling patterns. These negative factors were partially offset by the positive impacts of (i) an improvement in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) higher digital cable revenue from premium video services and products. The increase in Central and Eastern Europe’s average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet, telephony and, to a lesser extent, DTH video RGUs that were only partially offset by declines in the average numbers of analog cable and, to a lesser extent, MMDS video RGUs. The decline in the average number of analog cable RGUs, which is attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to a decline in the average number of total video RGUs in each country within our Central and Eastern Europe segment during the first quarter of 2010, as compared to the first quarter of 2009. Non-subscription revenue in our Central and Eastern Europe segment increased slightly during the first quarter of 2010, as compared to the first quarter of 2009, as a decrease in revenue from B2B services in Romania was more than offset by (i) an increase in interconnect revenue, primarily in Poland, and (ii) slight increases in revenue from B2B services in Hungary, Poland, Slovakia and the Czech Republic.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Hungary and Romania. In response to the competition in Hungary and Romania, we have implemented aggressive pricing and marketing strategies. In Hungary, competition, including competition from a competitor that has overbuilt approximately half of Hungary’s broadband communications network, has contributed to declines during the first quarter of 2010 in (i) video, broadband internet, telephony and overall revenue and (ii) ARPU, each as compared to the first quarter of 2009. In Romania, competition contributed to organic declines in (i) overall revenue during the first quarter of 2010, as compared to the corresponding period in 2009, and (ii) video and overall RGUs during the first quarter of 2010. The organic decline in Romania’s video RGUs is largely attributable to the loss of analog and, to a much lesser extent, digital cable subscribers to competitors following the expiration of loyalty contracts. In this regard, loyalty contracts representing more than one-third of the aggregate number of Romania’s analog and digital cable RGU’s at March 31, 2010 are scheduled to expire during the 12 month period ending March 31, 2011, with approximately half of those contracts scheduled to expire during the second quarter of 2010. Although we have increased our subscriber retention efforts in Romania, no assurance can be given that we will be able to retain video subscribers following the expiration of their loyalty contracts. In addition, during the first quarter of 2010, (i) a decline in average video RGUs in the Czech Republic and Slovakia led to organic declines in revenue from video services in each of these countries and (ii) in the Czech Republic, a decline in telephony ARPU led to a slight organic decline in revenue from telephony services, each as compared to the first quarter of 2009. We expect that we will continue to experience significant competition in future periods in Hungary, Romania and other markets within Central and Eastern Europe.

During the second and third quarters of 2010, we will turn the satellite dishes of Luxco DTH customers in connection with Luxco DTH’s migration to a new satellite. We cannot predict the extent, if any, that the disruption associated with these dish-turning activities will impact Luxco DTH’s revenue, RGUs and operating results.

Telenet (Belgium). Telenet’s revenue increased $64.9 million or 17.3% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $6.6 million attributable to the impact of an acquisition. Excluding the effects of the acquisitions and FX, Telenet’s revenue increased $33.0 million or 8.8%. This increase is attributable to an increase in subscription revenue that resulted from (i) an increase in ARPU and (ii) a higher average number of RGUs. ARPU increased as the positive impacts of (i) an improvement in Telenet’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) an increase in revenue from premium digital cable services and (iii) February 2009 price increases for digital and analog cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from broadband internet services, due primarily to an increase in the proportion of customers selecting lower-priced tiers of service, and (c) lower ARPU from telephony services, due primarily to lower call volume and a change in subscriber calling patterns. The increase in the average number of RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. Telenet’s non-subscription revenue decreased slightly, due primarily to the net effect of (i) an increase in mobile telephony revenue, (ii) a decrease in installation revenue and (iii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

VTR (Chile). VTR’s revenue increased $26.2 million or 16.8% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, VTR’s revenue decreased $0.3 million or 0.2%. This decrease is attributable to a decrease in subscription revenue that was only partially offset by an increase in non-subscription revenue. The decrease in subscription revenue during the first quarter of 2010 is due to the net effect of (i) lower ARPU and (ii) a higher average number of RGUs, with the February 27, 2010 earthquake in Chile having an adverse impact on each of these measures, as further described in Overview above. The lower ARPU is primarily attributable to (i) competition, particularly from the incumbent telecommunications operator in Chile, (ii) higher proportions of subscribers selecting lower-priced tiers of video, broadband internet and telephony service and (iii) the negative impact of credits provided to customers in the weeks following the earthquake. These negative factors were partially offset by (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, and (ii) increases due to inflation and other price adjustments for certain telephony services. The increase in the average number of RGUs is attributable to increases in the average number of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The increase in VTR’s non-subscription revenue is attributable to individually insignificant changes in various non-subscription revenue categories.

Austar (Australia). Austar’s revenue increased $47.9 million or 44.1% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, Austar’s revenue increased $6.4 million or 5.9%. This increase is attributable to an increase in subscription revenue that resulted from (i) the positive impact of higher ARPU and (ii) a higher average number of DTH video RGUs during the 2010 period. The increase in ARPU is primarily attributable to (i) February 2010 and March 2009 price increases for certain DTH video services and (ii) higher penetration of premium services, such as personal video recorders. Austar’s non-subscription revenue decreased slightly during the first quarter of 2010, as compared to the corresponding period in 2009, due primarily to a decline in revenue from mobile telephony services.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$58.0	$—	$58.0	N.M.	N.M.
The Netherlands	91.7	83.0	8.7	10.5	4.1
Switzerland	78.1	72.4	5.7	7.9	(0.6)
Other Western Europe	84.3	74.6	9.7	13.0	6.5

Total Western Europe	312.1	230.0	82.1	35.7	28.6

Central and Eastern Europe	108.5	92.8	15.7	16.9	1.8
Central operations	12.0	15.1	(3.1)	(20.5)	(23.7)

Total UPC Broadband Division	432.6	337.9	94.7	28.0	19.0
Telenet (Belgium)	155.6	132.5	23.1	17.4	10.6
VTR (Chile)	80.3	70.0	10.3	14.7	(2.0)
Austar (Australia)	82.0	55.4	26.6	48.0	8.7
Corporate and other	95.9	77.8	18.1	23.3	13.4
Intersegment eliminations	(20.9)	(17.7)	(3.2)	(18.1)	(11.8)

Total operating expenses excluding stock-based compensation expense	825.5	655.9	169.6	25.9	13.7

Stock-based compensation expense	2.3	2.5	(0.2)	(8.0)

Total	$827.8	$658.4	$169.4	25.7

(a)	Represents the operating expenses of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through March 31, 2010.

N.M. – Not Meaningful.

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

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $94.7 million or 28.0% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $58.1 million attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $6.0 million or 1.8%. This increase includes the following factors:

•

An increase in network related expenses of $7.2 million or 19.1%, due largely to (i) higher energy costs in the Netherlands and the Czech Republic and (ii) higher costs associated with the refurbishment of customer premise equipment in the Netherlands and Poland. The higher energy costs in the Netherlands are due primarily to an energy tax refund that was received during the first quarter of 2009;

•	A decrease in bad debt and collection expenses of $5.3 million, due largely to decreases in the Czech Republic, Switzerland and the Netherlands; and

•

An increase in programming and related costs of $4.8 million or 5.9%, due primarily to (i) growth in digital cable subscribers and services, predominantly in the Netherlands, Ireland and Poland , and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts, primarily in Poland, Hungary, Romania and the Czech Republic. These increases were partially offset by a decrease in programming and related costs in Switzerland as a result of lower copyright fees due primarily to subscribers selecting lower-priced tiers.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $23.1 million or 17.4% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $5.6 million attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Telenet’s operating expenses increased $8.5 million or 6.4%. This increase includes the following factors:

•	An increase in bad debt expense of $3.1 million, due primarily to the impact of (i) difficult economic conditions and (ii) certain favorable settlements that occurred during the first quarter of 2009;

•	An increase in programming and related costs of $3.0 million or 8.1%, primarily due to growth in digital cable services; and

•	An increase in interconnect and access costs of $3.0 million or 17.6%, primarily due to growth in the number of mobile telephony subscribers and increased usage.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $10.3 million or 14.7% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, VTR’s operating expenses decreased $1.4 million or 2.0%. This decrease includes the following factors:

•	A decrease in network-related expenses of $1.4 million or 16.2%, due primarily to lower tariff rates for pole rentals;

•	A decrease in interconnect and access costs of $1.3 million or 10.6%, due primarily to decreases associated with lower tariff rates and call volumes;

•

A small increase in programming and related costs, as an increase associated with growth in digital cable services was largely offset by a decrease associated with foreign currency exchange rate fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S dollars; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $26.6 million or 48.0% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, Austar’s operating expenses increased $4.8 million or 8.7%. This increase is primarily attributable to an increase in programming and related costs of $4.6 million or 9.5%, due primarily to (i) increased costs related to delivery of additional HD channels, (ii) increased monthly costs associated with the launch of a new satellite during the fourth quarter of 2009 and (iii) a higher average number of DTH video RGUs.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$39.1	$—	$39.1	N.M.	N.M.
The Netherlands	34.6	31.2	3.4	10.9	4.6
Switzerland	40.1	35.2	4.9	13.9	5.2
Other Western Europe	31.3	31.0	0.3	1.0	(4.6)

Total Western Europe	145.1	97.4	47.7	49.0	42.0

Central and Eastern Europe	35.7	31.2	4.5	14.4	0.3
Central operations	24.6	26.5	(1.9)	(7.2)	(12.3)

Total UPC Broadband Division	205.4	155.1	50.3	32.4	24.3
Telenet (Belgium)	61.2	51.1	10.1	19.8	13.0
VTR (Chile)	31.6	24.4	7.2	29.5	10.6
Austar (Australia)	20.3	15.6	4.7	30.1	(5.1)
Corporate and other	59.7	50.3	9.4	18.7	14.9
Inter-segment eliminations	—	(1.0)	1.0	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	378.2	295.5	82.7	28.0	18.5

Stock-based compensation expense	31.7	23.0	8.7	37.8

Total	$409.9	$318.5	$91.4	28.7

(a)	Represents the SG&A expenses of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through March 31, 2010.

N.M. – Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $50.3 million or 32.4% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $39.1 million attributable to the impact of the

Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses decreased $1.5 million or 0.9%. This decrease includes the following factors:

•

A decrease in sales and marketing costs of $2.5 million or 5.4%, due largely to (i) lower marketing expenditures in Austria and Romania and (ii) lower sales commissions in Austria, partially offset by higher marketing expenditures in Ireland; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $10.1 million or 19.8% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $4.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $2.4 million or 4.7%, due primarily to an increase in personnel costs of $2.2 million or 12.8%. The increase in personnel costs is primarily the result of (i) higher severance costs, (ii) increased staffing levels and (iii) annual wage increases.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $7.2 million or 29.5% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, VTR’s SG&A expenses increased $2.6 million or 10.6%. This increase includes the following factors:

•	An increase in personnel costs of $1.6 million or 16.8%, due primarily to (i) higher severance costs, (ii) higher bonus costs and (iii) increased sales commissions; and

•	An increase in sales and marketing costs of $1.1 million or 14.4%, due primarily to higher sales commissions that were partially offset by a decrease in marketing efforts.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $4.7 million or 30.1% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, Austar’s SG&A expenses decreased $0.8 million or 5.1%. This decrease is attributable to individually insignificant changes in various SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Operating cash flow margin is defined as operating cash flow divided by revenue. For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 15 to our condensed consolidated financial statements.

Operating Cash Flow

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$119.7	$—	$119.7	N.M.	N.M.
The Netherlands	169.2	152.7	16.5	10.8	4.4
Switzerland	142.1	130.5	11.6	8.9	0.3
Other Western Europe	98.6	88.8	9.8	11.0	4.7

Total Western Europe	529.6	372.0	157.6	42.4	35.2

Central and Eastern Europe	141.9	129.9	12.0	9.2	(4.6)
Central operations	(36.4)	(41.6)	5.2	12.5	17.0

Total UPC Broadband Division	635.1	460.3	174.8	38.0	28.7
Telenet (Belgium)	222.3	190.6	31.7	16.6	9.9
VTR (Chile)	70.1	61.4	8.7	14.2	(2.5)
Austar (Australia)	54.1	37.5	16.6	44.3	6.2
Corporate and other	(6.4)	(3.7)	(2.7)	(73.0)	(53.7)

Total	$975.2	$746.1	$229.1	30.7	20.1

(a)	Represents the operating cash flow of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through March 31, 2010.

N.M. – Not Meaningful.

Operating Cash Flow Margin

	Three months ended March 31,
	2010	2009
	%
UPC Broadband Division:
Germany	55.2	—
The Netherlands	57.3	57.2
Switzerland	54.6	54.8
Other Western Europe	46.0	45.7

Total Western Europe	53.7	53.2

Central and Eastern Europe	49.6	51.2

Total UPC Broadband Division, including central operations	49.9	48.3
Telenet (Belgium)	50.6	50.9
VTR (Chile)	38.5	39.4
Austar (Australia)	34.6	34.6

While the operating cash flow margins of most of our reportable segments remained relatively unchanged during the three months ended March 31, 2010, as compared to the corresponding period in 2009, competitive and economic factors and, in the case of VTR, the impact of the February 27, 2010 earthquake, have resulted in declines in the operating cash flow margins of Central and Eastern Europe and VTR. Foreign currency impacts associated with non-functional currency expenses have also negatively impacted our operating cash flow margins, primarily in Central and Eastern Europe and VTR. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$1,084.3	$812.2	$272.1	33.5	20.9	2.7
Broadband internet	490.7	402.4	88.3	21.9	12.3	5.3
Telephony	262.8	220.0	42.8	19.5	10.2	2.4

Total subscription revenue	1,837.8	1,434.6	403.2	28.1	16.8	3.4
Other revenue (b)	362.0	281.6	80.4	28.6	18.4	6.6
Intersegment eliminations	(20.9)	(18.7)	(2.2)	(11.8)	(5.6)	(5.6)

Total	$2,178.9	$1,697.5	$481.4	28.4	17.2	3.9

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. However, due to regulatory and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $481.4 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $226.0 million attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $66.2 million or 3.9%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $48.7 million or 3.4% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase is attributable to (i) a $22.0 million or 2.7% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) a $21.4 million or 5.3% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) a $5.3 million or 2.4% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $18.5 million, or 6.6%, during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase is primarily attributable to the net effect of (i) increases in programming and, to a lesser extent, interconnect, B2B and mobile telephony and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $169.4 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes $64.1 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $0.2 million during the first quarter of 2010. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $25.9 million or 3.9% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — above, this increase generally reflects the net impact of (i) increases in programming and other direct costs, (ii) net increases in network related expenses and (iii) less significant net decreases in other operating expense categories.

SG&A expenses

Our SG&A expenses increased $91.4 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase includes a $44.8 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $8.7 million during the first quarter of 2010. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses increased $9.8 million or 3.3% during the three months ended March 31, 2010, as compared to the corresponding period in 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments – SG&A Expenses – above, this increase generally reflects the net impact of (i) net increases in personnel costs and (ii) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2010	2009
	in millions
LGI common stock:
LGI performance plans (a)	$19.0	$12.2
Other LGI stock incentive awards	9.8	8.0

Total LGI common stock	28.8	20.2
Austar Performance Plan	3.1	4.3
Other	2.1	1.0

Total	$34.0	$25.5

Included in:
Operating expense	$2.3	$2.5
SG&A expense	31.7	23.0

Total	$34.0	$25.5

(a)	The stock-based compensation expense related to the LGI performance plans during the three months ended March 31, 2009 includes a $5.1 million reduction associated with the settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the forfeiture of certain awards.

For additional information concerning our stock-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $105.9 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effect of FX, depreciation and amortization expense increased $61.7 million or 12.8%. This increase is due primarily to the net effect of (i) increases associated with the Unitymedia Acquisition, (ii) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) decreases associated with certain assets becoming fully depreciated, primarily in Switzerland, Hungary, the Netherlands and Belgium and (iv) decreases associated with changes in the useful lives of certain property and equipment, primarily in Switzerland, Hungary, the Netherlands, Austria, Romania and Ireland.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $48.4 million and $0.7 million during the three months ended March 31, 2010 and 2009, respectively. The amount for the 2010 period includes (i) $45.5 million of direct acquisition costs related to the Unitymedia Acquisition and (ii) a $2.2 million impairment representing the write-off of property and equipment that was damaged by the February 27, 2010 earthquake in Chile.

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $437.7 million of the goodwill in our Central and Eastern Europe reportable segment at March 31, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

Our interest expense increased $155.1 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Excluding the effects of FX, interest expense increased $133.3 million during the 2010 period. This increase is primarily attributable to (i) a higher weighted average interest rate and (ii) a higher average outstanding debt balance, due largely to debt incurred in connection with the Unitymedia Acquisition. The increase in our weighted average interest rate is primarily related to (i) the higher interest rates on the Unitymedia Senior Notes and (ii) increases in interest rates on the UPC Broadband Holding Bank Facility and certain of our other variable-rate indebtedness. The increase in interest expense during the 2010 period is also a function of interest expense incurred from January 28, 2010 through March 2, 2010 on the Unitymedia debt that was refinanced in connection with the pushdown of the Unitymedia Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $8.2 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This decrease primarily is attributable to the net impact of (i) a lower weighted average interest rate earned on our cash and cash equivalent and restricted cash balances, due primarily to the relatively low interest rate earned on the escrow accounts related to the Unitymedia Senior Notes, (ii) higher average cash and cash equivalent and restricted cash balances, due primarily to (a) the proceeds received from the sale of the J:COM Disposal Group and (b) the proceeds raised in connection with certain debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition, and (iii) a decrease in dividend income. For additional information regarding the sale of the J:COM Disposal Group and the Unitymedia Acquisition, see note 3 to our condensed consolidated financial statements.

Realized and unrealized losses on derivative instruments, net

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

	Three months ended March 31,
	2010	2009
	in millions
Cross-currency and interest rate derivative contracts (a)	$(463.3)	$(67.1)
Equity-related derivatives (b)	(54.9)	(75.7)
Foreign currency forward contracts	4.4	(9.8)
Other	3.3	0.1

Total	$(510.5)	$(152.5)

(a)	The loss during the 2010 period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Romanian lei, Hungarian forint, Swiss franc, Polish zloty and Chilean peso markets, (ii) losses associated with increases in the values of the Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro and (iii) gains associated with decreases in the values of the euro and Chilean peso relative to the U.S. dollar. In addition, the loss during the 2010 period includes a net gain of $33.8 million resulting from changes in our credit risk valuation adjustments, as further described in notes 5 and 6 to our condensed consolidated financial statements. The loss during the 2009 period primarily is attributable to the net effect of (i) gains associated with decreases in the values of the Hungarian forint, Polish zloty, Czech koruna and Swiss franc relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Chilean peso, Swiss franc and U.S. dollar markets and (iii) a loss associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and the euro. In addition, the loss during the 2009 period includes a net loss of $40.3 million resulting from changes in our credit risk valuation adjustments.

(b)	The loss during the 2010 period primarily is attributable to a decline in the fair value of the Sumitomo Collar associated with an increase in the market price of Sumitomo common stock. The loss during the 2009 period primarily is attributable to the net effect of (i) a loss related to a decline in the fair value of the Sumitomo Collar associated with (a) a decrease in the value of the Japanese yen relative to the U.S. dollar and (b) an increase in the market price of Sumitomo common stock and (ii) a gain on the News Corp. Forward.

For additional information concerning our derivative instruments, see note 5 to our condensed consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction losses, net

Our foreign currency transaction gains (losses) primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains (losses) are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction losses, net, are as follows:

	Three months ended March 31,
	2010	2009
	in millions
U.S. dollar denominated debt issued by European subsidiaries	$(234.4)	$(118.5)
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	45.6	(276.3)
U.S. dollar denominated debt issued by a Latin American subsidiary	(18.1)	41.0
Yen denominated debt issued by U.S. subsidiaries	3.4	89.3
Cash and restricted cash denominated in a currency other than the entity’s functional currency	65.2	22.1
Other	3.2	(2.8)

Total	$(135.1)	$(245.2)

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and, during the 2010 period, a U.S. dollar denominated loan between a Latin American subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe and, during the 2010 period, the U.S. dollar against the Chilean peso and the euro.

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

	Three months ended March 31,
	2010	2009
	in millions
Investments (a):
Sumitomo	$63.0	$(4.8)
News Corp. (b)	—	(13.6)
Other, net	7.5	(39.2)
Debt — UGC Convertible Notes (c)	(17.9)	37.5

Total	$52.6	$(20.1)

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 amount includes a gain of $25.9 million recognized in connection with the UGC Convertible Notes that we repurchased in March 2009.

Income tax expense

We recognized income tax expense of $16.7 million and $18.8 million during the three months ended March 31, 2010 and 2009, respectively.

The income tax expense during the 2010 period differs from the expected income tax benefit of $215.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses.

The income tax expense during the 2009 period differs from the expected income tax benefit of $122.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain basis and other permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (iv) certain permanent differences between the financial and tax accounting treatment of interest and other nondeductible expenses.

On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the expected 2010 income tax impacts of this transaction, see note 3 to our condensed consolidated financial statements.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended March 31, 2010 and 2009, we reported a loss from continuing operations of $633.3 million and $368.4 million, respectively, including (i) operating income of $303.6 million and $236.6 million, respectively, and (ii) non-operating expense of $920.2 million and $586.2 million, respectively. Gains or losses associated with (i) the disposition of assets and changes in ownership, (ii) changes in the fair values of derivative instruments and (iii) movements in foreign currency exchange rates are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) provisions for litigation, (d) impairment, restructuring and other operating charges, net, (e) interest expense, (f) other net non-operating expenses and (g) income tax expenses.

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

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $47.6 million and $124.7 million during the three months ended March 31, 2010 and 2009, respectively, relate to the operations of (i) the J:COM Disposal Group and (ii) during the 2009 period, UPC Slovenia. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,392.2 million during the three months ended March 31, 2010 related to the sale of the J:COM Disposal Group. For additional information, see note 3 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $14.9 million during the three months ended March 31, 2010, as compared to the corresponding period in 2009. This increase is primarily attributable to the net effect of improvements in the results of operations of VTR, Telenet and Austar.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, VTR, Austar, Chellomedia and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2010. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2010 are set forth in the following table. With the exception of LGI, which is reported on a stand-alone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$2,348.6
Non-operating subsidiaries	1,191.9

Total LGI and non-operating subsidiaries	3,540.5

Operating subsidiaries:
Telenet	270.5
Unitymedia	119.3
UPC Holding (excluding VTR)	49.8
VTR	133.0
Austar	48.5
Liberty Puerto Rico	9.4
Chellomedia	8.9
Other operating subsidiaries	4.3

Total operating subsidiaries	643.7

Total cash and cash equivalents	$4,184.2

Liquidity of LGI and its Non-operating Subsidiaries

The $2,348.6 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,191.9 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2010. Our remaining cash and cash equivalents of $643.7 million at March 31, 2010 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information regarding a capital distribution that is expected to be paid by Telenet during the third quarter of 2010, see note 16 to our condensed consolidated financial statements.

As further described in note 10 to our condensed consolidated financial statements, we repurchased during the three months ended March 31, 2010 a total of 2,050,415 shares of our LGI Series A common stock at a weighted average price of $28.31 per share and 1,845,308 shares of our LGI Series C common stock at a weighted average price of $27.95 per share, for an aggregate purchase price of $109.6 million, including direct acquisition costs. As of March 31, 2010, the remaining amount authorized under this program was $428.9 million. Subsequent to March 31, 2010 and through April 30, 2010, we purchased an additional 2,601,061 shares of our LGI Series A common stock at a weighted average price of $28.77 per share and 1,191,308 shares of our Series C common stock at a weighted average price of $28.75 per share, for an aggregate purchase price of $109.1 million, including direct acquisition costs. As of April 30, 2010, the remaining amount authorized under this program was $319.9 million, which amount will be reduced by the call option contract described in note 10 to our condensed consolidated financial statements if settled in stock.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the LGI and UGC Convertible Notes and the secured borrowings of Liberty Programming Japan LLC (the Sumitomo Collar Loan). From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities or (v) other investment opportunities. No assurance can be given that any external funding would be available on favorable terms, or at all.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Unitymedia and Chellomedia, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2010, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2010 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2010 was 5.6 (5.3 if a full quarter of Unitymedia’s operating cash flow is included). These ratios currently are above our target range, due in part to the Unitymedia Acquisition and the sale of the J:COM Disposal Group. In addition, the ratio of our March 31, 2010 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended March 31, 2010 was 4.5 (4.3 if a full quarter of Unitymedia’s operating cash flow is included).

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

At March 31, 2010, our outstanding consolidated debt and capital lease obligations aggregated $21.7 billion, including $64.9 million that is classified as current in our condensed consolidated balance sheet and $20.8 billion that is due in 2013 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions completed during and subsequent to the first quarter of 2010 that have resulted in the extension of our subsidiaries’ debt maturities, see note 8 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets and the associated difficult economic conditions could impact our future financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

At March 31, 2010, $21.1 billion of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at March 31, 2010, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

General. During the three months ended March 31, 2010, we used net cash provided by our operating activities of $634.2 million, net cash provided by our investing activities of $133.8 million and net cash provided by our financing activities of $192.9 million to fund a $960.9 million increase in our cash and cash equivalents (excluding a $118.1 million decrease due to changes in FX).

Operating Activities. Net cash provided by our operating activities increased $196.5 million, from $437.7 million during the first three months of 2009 to $634.2 million during the first three months of 2010. This increase is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impacts of the Unitymedia Acquisition, (ii) higher cash payments related to derivative instruments, (iii) a decrease in cash payments for interest, net of an increase related to the Unitymedia Acquisition, and (iv) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash provided by our investing activities during the three months ended March 31, 2010 was $133.8 million, compared to net cash used by our investing activities of $408.9 million during the corresponding period in 2009. This change is due primarily to the net effect of (i) an increase associated with cash received upon the sale of the J:COM Disposal Group, net of deconsolidated cash and disposal costs, of $3,164.7 million, (ii) a decrease associated with cash paid in connection with the Unitymedia Acquisition of $2,627.1 million and (iii) a decrease in capital expenditures of $7.5 million, as a net decrease in the local currency capital expenditures of our subsidiaries was only partially offset by an increase due to FX.

The UPC Broadband Division accounted for $251.8 million and $244.3 million of our consolidated capital expenditures during the three months ended March 31, 2010 and 2009, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premise equipment, (ii) an increase due to acquisitions, including $35.3 million of capital expenditures attributable to Unitymedia, (iii) an increase due to FX, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital such as information technology upgrades and general support systems.

Telenet accounted for $76.6 million and $95.6 million of our consolidated capital expenditures during the three months ended March 31, 2010 and 2009, respectively. These amounts exclude $7.0 million and $6.3 million of expenditures that were financed under capital lease arrangements, respectively. The decrease in Telenet’s capital expenditures, excluding the impact of capital lease additions, during the 2010 period primarily relates to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premise equipment, (ii) an increase due to FX, (iii) an increase in expenditures for buildings and general support systems and (iv) an increase in expenditures for new build and upgrade projects to expand services.

VTR accounted for $41.8 million and $43.6 million of our consolidated capital expenditures during the three months ended March 31, 2010 and 2009, respectively. The decrease in the capital expenditures of VTR is due primarily to the net effect of (i) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (ii) an increase due to FX, (iii) a decrease in expenditures for new build and upgrade projects and (iv) an increase in expenditures for the purchase and installation of customer premise equipment.

Austar accounted for $27.9 million and $20.5 million of our consolidated capital expenditures during the three months ended March 31, 2010 and 2009, respectively. The increase in the capital expenditures of Austar is due primarily to FX.

Excluding capital lease arrangements, we currently expect the percentage of revenue represented by aggregate capital expenditures for the full year 2010 to range from (i) 21% to 23% for the UPC Broadband Division

(excluding Unitymedia); (ii) 19% to 21% for Telenet; (iii) 22% to 24% for VTR and (iv) 14% to 16% for Austar. As further described in note 14 to our condensed consolidated financial statements, VTR was awarded a 3G license in September 2009. The full year 2010 estimated range of VTR’s capital expenditures includes the estimated expenditures related to the regulatory requirement of the 3G license, but does not include any expenditures that would be required for commercial deployment of a 3G network, which expenditures could be significant. The actual amount of the 2010 capital expenditures of the UPC Broadband Division (excluding Unitymedia), Telenet, VTR and Austar may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations.

Financing Activities. Net cash provided by our financing activities during the three months ended March 31, 2010 was $192.9 million, compared to net cash used by our financing activities of $344.1 million during the corresponding period in 2009. This change primarily is attributable to the net effect of (i) an increase related to a decrease in cash collateral accounts of $3,557.8 million, (ii) a decrease related to higher net repayments of debt and capital lease obligations of $3,009.4 million, (iii) higher cash payments related to derivative instruments, (iv) an increase in excess tax benefits from stock-based compensation of $34.3 million and (v) an increase related to lower repurchases of our LGI Series A and Series C common stock of $15.0 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net repayments of debt and capital lease obligations is due to FX.

Off Balance Sheet Arrangements

In October 2009, VTR Móvil posted a performance bond to guarantee compliance with the terms of a 3G mobile license it was awarded. This performance bond is fully guaranteed by VTR. For additional information, see note 14 to our condensed consolidated financial statements.

In the ordinary course of business, we have provided indemnifications to purchasers of certain of our assets, our lenders, our vendors and certain other parties. We have also provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Contractual Commitments

As of March 31, 2010, the U.S. dollar equivalents (based on March 31, 2010 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:
	Nine months ended December 31, 2010	Year ended December 31,
		2011	2012	2013	2014	Thereafter	Total
	in millions
Debt (excluding interest)	$5.7	$590.3	$154.6	$1,937.3	$3,224.9	$15,070.0	$20,982.8
Capital leases (excluding interest)	40.2	57.2	56.1	54.8	56.5	871.5	1,136.3
Operating leases	144.5	137.4	99.4	74.8	55.0	209.9	721.0
Programming, satellite and other purchase obligations	314.0	156.9	83.8	35.9	5.8	6.2	602.6
Other commitments	81.5	87.4	72.1	65.5	54.2	1,368.0	1,728.7

Total (a)	$585.9	$1,029.2	$466.0	$2,168.3	$3,396.4	$17,525.6	$25,171.4

Projected cash interest payments on debt and capital lease obligations (b)	$908.6	$1,146.7	$1,132.2	$1,163.6	$1,039.7	$3,131.5	$8,522.3

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2010 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($362.4 million at March 31, 2010) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of March 31, 2010. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, and certain repair and maintenance, fiber capacity and energy commitments of Unitymedia.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2010 and 2009, see note 5 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser extent, other currencies. At March 31, 2010, our European subsidiaries held cash balances of $1,729.0 million that were denominated in euros and certain of our subsidiaries with functional currencies other than the U.S. dollar held nominal cash balances that were denominated in U.S. dollars. Subject to applicable debt covenants, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At March 31, 2010, the aggregate fair value of this investment was $525.2 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2010, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and euro and the forward sale of the Hungarian forint, Polish zloty, Chilean peso, euro, U.S. dollar and Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of March 31, 2010, we expect to continue to increase our use of hedging strategies during the remainder of 2010 with respect to non-functional currency amounts included in our revenue and our operating and SG&A expenses. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during the first quarter of 2010 was to the euro as 55.6% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currencies is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2010	December 31, 2009
Spot rates:
Euro	0.7389	0.6978
Swiss franc	1.0512	1.0349
Hungarian forint	196.19	188.26
Polish zloty	2.8515	2.8643
Czech koruna	18.769	18.387
Chilean peso	524.58	507.45
Australian dollar	1.0896	1.1138

	Three months ended March 31,
	2010	2009
Average rates:
Euro	0.7226	0.7667
Swiss franc	1.0573	1.1478
Hungarian forint	194.19	225.86
Polish zloty	2.8827	3.4591
Czech koruna	18.696	21.206
Chilean peso	518.86	607.09
Australian dollar	1.1068	1.5064

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Telenet, the AUD BBSY-indexed debt of Austar and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At March 31, 2010, we effectively paid a fixed interest rate on all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2010 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at March 31, 2010 declines to 82%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At March 31, 2010, our variable-rate indebtedness aggregated $11.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $59.5 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At March 31, 2010, our exposure to credit risk included (i) derivative assets with a fair value of $721.7 million, (ii) cash and cash equivalent and restricted cash balances of $4,205.9 million and (iii) aggregate undrawn debt facilities of $1,624.6 million.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative and financial instruments to changes in market conditions is set forth below. For additional information, see notes 5, 6 and 8 to our condensed consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €348.3 million ($471.4 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €150.1 million ($203.1 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €98.9 million ($133.8 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €48.9 million ($66.2 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €34.4 million ($46.6 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.0 million ($42.0 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €27.3 million ($36.9 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $13.4 million ($16.6 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $1.3 million ($1.4 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at March 31, 2010, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €25.0 million ($33.8 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €29.8 million ($40.3 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 32.8 billion ($62.5 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 6.4 billion ($12.2 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2010, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €42.0 million ($56.8 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €43.0 million ($58.2 million).

UGC Convertible Notes

Holding all other factors constant, at March 31, 2010:

(i)	an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €15.3 million ($20.7 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €17.1 million ($23.1 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €23.4 million ($31.7 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €20.0 million ($27.1 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €25.9 million ($35.1 million) and conversely, an increase of 10% would have decreased the fair value by approximately €18.9 million ($25.6 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €1.1 million ($1.5 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €1.2 million ($1.6 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2010:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.3 billion ($35.3 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.2 billion ($34.2 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.6 billion ($49.2 million).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2010. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2010, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

For the details of a development in the 2002 Cignal Action that occurred on April 9, 2010, see note 14 to our condensed consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2010:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2010 through January 31, 2010	—	$—	—	(b	)
February 1, 2010 through February 28, 2010	—	$—	—	(b	)
March 1, 2010 through March 31, 2010:
Series A	2,050,415	$28.31	2,050,415
Series C	1,845,308	$27.95	1,845,308	(b	)
Total — January 1, 2010 through March 31, 2010:
Series A	2,050,415	$28.31	2,050,415
Series C	1,845,308	$27.95	1,845,308	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At March 31, 2010, we were authorized to purchase an additional $428.9 million of our LGI Series A and Series C common stock. Subsequent to March 31, 2010 and through April 30, 2010, we purchased an additional 2,601,061 shares of our LGI Series A common stock at a weighted average price of $28.77 per share and 1,191,308 shares of our Series C common stock at a weighted average price of $28.75 per share, for an aggregate purchase price of $109.1 million, including direct acquisition costs. As of April 30, 2010, the remaining amount authorized under this program was $319.9 million, which amount will be reduced by the call option contract described in note 10 to our condensed consolidated financial statements if settled in stock.

In addition to the shares listed in the table above, 47,843 shares of LGI Series A common stock and 47,392 shares of LGI Series C common stock were surrendered during the first quarter of 2010 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility S Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.2	Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.3	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.4	Indenture dated January 20, 2010, among UPCB Finance Limited, The Bank of New York Mellon, as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to
Exhibit 4.3 to the January 2010 8-K).

4.5	Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2010 (File No. 000-51360)).

4.6	Cancellation Notice, dated February 11, 2010, among UPC Broadband Holding and Toronto Dominion (Texas) LLC as Facility Agent, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2010 (File Nol. 000-51360)).

4.7	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010 (File Nol. 000-51360) (the April 2010 8-K)).

4.8	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.9	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.10	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010 (File Nol. 000-51360)).

10 — Material Contracts:

10.1	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2010) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360)).

10.2	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*

10.3	Form of Restricted Share Units Agreement under the Incentive Plan.*

10.4	Form of Grant Acceptance for Restricted Share Units under the 2007 Senior Executive Performance Incentive Plan.*

10.5	Form of Grant Acceptance for Restricted Shares under the 2007 Senior Executive Performance Incentive Plan.*

10.6	Liberty Global, Inc. 2010 Annual Performance Award Plan for executive officers under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (a description of said annual plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K dated February 16, 2010 (File No. 000-51360)).

10.7	Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K dated March 26, 2010 (File No. 000-51360)).

10.8	Form of Performance Share Units Agreement under the Incentive Plan.*

10.9	Termination Agreement effective March 31, 2010, among Liberty Global Europe Limited, the Registrant and Miranda Curtis.*

10.10	Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: May 6, 2010	/S/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated: May 6, 2010	/S/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2010	/S/ BERNARD G. DVORAK
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility S Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.2	Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.3	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.4	Indenture dated January 20, 2010, among UPCB Finance Limited, The Bank of New York Mellon, as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.3 to the January 2010 8-K).

4.5	Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2010 (File No. 000-51360)).

4.6	Cancellation Notice, dated February 11, 2010, among UPC Broadband Holding and Toronto Dominion (Texas) LLC as Facility Agent, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2010 (File Nol. 000-51360)).

4.7	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010 (File Nol. 000-51360) (the April 2010 8-K)).

4.8	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.9	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.10	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010 (File Nol. 000-51360)).

10 — Material Contracts:

10.1	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2010) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360)).

10.2	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*

10.3	Form of Restricted Share Units Agreement under the Incentive Plan.*

10.4	Form of Grant Acceptance for Restricted Share Units under the 2007 Senior Executive Performance Incentive Plan.*

10.5	Form of Grant Acceptance for Restricted Shares under the 2007 Senior Executive Performance Incentive Plan.*

10.6	Liberty Global, Inc. 2010 Annual Performance Award Plan for executive officers under the Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (a description of said annual plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K dated February 16, 2010 (File No. 000-51360)).

10.7	Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K dated March 26, 2010 (File No. 000-51360)).

10.8	Form of Performance Share Units Agreement under the Incentive Plan.*

10.9	Termination Agreement effective March 31, 2010, among Liberty Global Europe Limited, the Registrant and Miranda Curtis.*

10.10	Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on
Form 8-K filed January 28, 2010 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith