Form 10-Q
period 2010-06-30
Liberty Global, Inc.
filed 2010-08-03
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 30, 2010 was:

Series A common stock — 119,492,668 shares;

Series B common stock — 9,355,501 shares; and

Series C common stock — 114,830,096 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,507.4	$3,269.6
Trade receivables, net	678.1	1,016.7
Deferred income taxes	254.0	504.2
Derivative instruments (note 5)	177.9	157.6
Other current assets	257.8	330.1

Total current assets	4,875.2	5,278.2
Restricted cash (note 8)	11.5	4,135.8
Investments (note 4)	818.0	1,008.6
Property and equipment, net (note 7)	9,970.6	12,010.7
Goodwill (note 7)	10,647.1	13,353.8
Intangible assets subject to amortization, net (note 7)	2,130.1	2,130.0
Other assets, net (note 5)	1,713.8	1,982.8

Total assets	$30,166.3	$39,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

(unaudited)

	June 30, 2010	December 31, 2009
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$499.6	$734.9
Deferred revenue and advance payments from subscribers and others	740.6	886.4
Current portion of debt and capital lease obligations (note 8)	483.4	487.7
Derivative instruments (note 5)	568.1	741.6
Accrued interest	231.7	168.6
Other accrued and current liabilities	1,572.9	1,516.7

Total current liabilities	4,096.3	4,535.9
Long-term debt and capital lease obligations (note 8)	19,869.0	25,364.9
Deferred tax liabilities	1,127.4	890.5
Other long-term liabilities (note 5)	2,025.5	2,611.5

Total liabilities	27,118.2	33,402.8

Commitments and contingencies (note 14)

Equity (note 10):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 121,876,229 and 134,687,250 shares, respectively	1.2	1.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 9,355,501 and 9,369,101 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 116,766,137 and 123,483,527 shares, respectively	1.2	1.2
Additional paid-in capital	3,745.0	4,105.5
Accumulated deficit	(2,235.9)	(2,287.0)
Accumulated other comprehensive earnings, net of taxes	1,188.1	1,299.0

Total LGI stockholders	2,699.7	3,120.1
Noncontrolling interests	348.4	3,377.0

Total equity	3,048.1	6,497.1

Total liabilities and equity	$30,166.3	$39,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions, except share and per share amounts
Revenue (note 13)	$2,172.7	$1,811.2	$4,351.6	$3,508.7

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 11 and 13)	800.7	687.2	1,628.5	1,345.6
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 11 and 13)	419.7	345.0	829.6	663.5
Depreciation and amortization	590.9	507.0	1,180.1	990.3
Impairment, restructuring and other operating charges, net (notes 3 and 7)	34.9	123.3	83.3	124.0

	1,846.2	1,662.5	3,721.5	3,123.4

Operating income	326.5	148.7	630.1	385.3

Non-operating income (expense):
Interest expense	(317.0)	(192.1)	(660.2)	(380.2)
Interest and dividend income	5.2	6.1	18.2	27.3
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	146.8	(393.6)	(363.7)	(546.1)
Foreign currency transaction gains (losses), net	(758.3)	282.3	(893.4)	37.1
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	(28.9)	87.3	23.7	67.2
Gains (losses) on debt modifications (note 8)	(2.8)	(24.3)	0.3	(24.3)
Other expense, net	(1.7)	(1.1)	(1.8)	(2.6)

	(956.7)	(235.4)	(1,876.9)	(821.6)

Loss from continuing operations before income taxes	(630.2)	(86.7)	(1,246.8)	(436.3)
Income tax benefit (expense) (note 9)	(26.1)	29.4	(42.8)	10.6

Loss from continuing operations	(656.3)	(57.3)	(1,289.6)	(425.7)

Discontinued operations (note 3):
Earnings from discontinued operations, net of taxes	—	58.3	47.6	183.0
Gain (adjustment to gain) on disposal of discontinued operations, net of taxes	(19.6)	—	1,372.6	—

	(19.6)	58.3	1,420.2	183.0

Net earnings (loss)	(675.9)	1.0	130.6	(242.7)
Net earnings attributable to noncontrolling interests	(9.6)	(94.1)	(79.5)	(149.1)

Net earnings (loss) attributable to LGI stockholders	$(685.5)	$(93.1)	$51.1	$(391.8)

Basis and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 12):
Continuing operations	$(2.58)	$(0.35)	$(5.03)	$(1.70)
Discontinued operations	(0.08)	0.01	5.22	0.27

	$(2.66)	$(0.34)	$0.19	$(1.43)

Weighted average common shares outstanding — basic and diluted	257,325,590	271,793,361	262,461,976	274,005,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Net earnings (loss)	$(675.9)	$1.0	$130.6	$(242.7)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	254.6	292.2	359.4	(181.8)
Reclassification adjustment for foreign currency translation gains included in net earnings	—	—	(390.9)	—
Other	(1.8)	(0.7)	—	0.1

Other comprehensive earnings (loss)	252.8	291.5	(31.5)	(181.7)

Comprehensive earnings (loss)	(423.1)	292.5	99.1	(424.4)
Comprehensive loss (earnings) attributable to noncontrolling interests	(28.2)	(159.3)	(158.9)	0.3

Comprehensive earnings (loss) attributable to LGI stockholders	$(451.3)	$133.2	$(59.8)	$(424.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	51.1	—	51.1	79.5	130.6
Other comprehensive loss, net of taxes	—	—	—	—	—	(110.9)	(110.9)	79.4	(31.5)
Repurchase and cancellation of common stock (note 10)	(0.1)	—	—	(577.3)	—	—	(577.4)	—	(577.4)
Stock-based compensation (note 11)	—	—	—	39.7	—	—	39.7	—	39.7
Issuance of LGI stock incentive awards to satisfy obligation under the LGI Performance Plans (note 11)	—	—	—	117.8	—	—	117.8	—	117.8
Excess tax benefits from stock-based compensation	—	—	—	34.4	—	—	34.4	—	34.4
LGI common stock issued in connection with equity incentive plans, net of related employee tax withholding (note 11)	—	—	—	5.3	—	—	5.3	—	5.3
Disposition of J:COM Disposal Group (note 3)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Distributions to noncontrolling interest owners (note 10)	—	—	—	—	—	—	—	(163.4)	(163.4)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	19.6	—	—	19.6	0.1	19.7

Balance at June 30, 2010	$1.2	$0.1	$1.2	$3,745.0	$(2,235.9)	$1,188.1	$2,699.7	$348.4	$3,048.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2010	2009
	in millions
Cash flows from operating activities:
Net earnings (loss)	$130.6	$(242.7)
Earnings from discontinued operations	(1,420.2)	(183.0)

Loss from continuing operations	(1,289.6)	(425.7)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	66.7	59.4
Depreciation and amortization	1,180.1	990.3
Impairment, restructuring and other operating charges, net	83.3	124.0
Amortization of deferred financing costs and non-cash interest	48.9	27.0
Realized and unrealized losses on derivative instruments, net	363.7	546.1
Foreign currency transaction losses (gains), net	893.4	(37.1)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net of dividends	(14.0)	(48.9)
Losses (gains) on debt modifications	(0.3)	24.3
Deferred income tax expense (benefit)	736.1	(27.5)
Excess tax benefits from stock-based compensation	(34.4)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(1,048.6)	(274.1)
Net cash provided by operating activities of discontinued operations	169.1	633.4

Net cash provided by operating activities	1,154.4	1,591.2

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	3,163.8	—
Cash paid in connection with acquisitions, net of cash acquired	(2,636.3)	(2.8)
Capital expended for property and equipment	(839.4)	(835.6)
Other investing activities, net	3.7	(14.5)
Net cash used by investing activities of discontinued operations	(88.4)	(248.0)

Net cash used by investing activities	$(396.6)	$(1,100.9)

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Six months ended June 30,
	2010	2009
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(4,603.9)	$(365.6)
Borrowings of debt	1,469.5	767.5
Decrease in cash collateral	3,557.8	—
Repurchase of LGI common stock	(554.9)	(206.9)
Net cash paid related to derivative instruments	(130.8)	(20.3)
Excess tax benefits from stock-based compensation	34.4	—
Payment of deferred financing costs	(29.8)	(61.0)
Other financing activities, net	19.7	(8.6)
Net cash used by financing activities of discontinued operations	(22.2)	(173.1)

Net cash used by financing activities	(260.2)	(68.0)

Effect of exchange rate changes on cash:
Continuing operations	(273.1)	(31.1)
Discontinued operations	13.3	(12.3)

Total	(259.8)	(43.4)

Net increase in cash and cash equivalents:
Continuing operations	166.0	178.9
Discontinued operations	71.8	200.0

Total	237.8	378.9

Cash and cash equivalents:
Beginning of period	3,269.6	1,374.0

End of period	$3,507.4	$1,752.9

Cash paid for interest:
Continuing operations	$512.2	$366.6
Discontinued operations	10.3	37.5

Total	$522.5	$404.1

Net cash paid for taxes:
Continuing operations	$145.3	$9.5
Discontinued operations	0.9	113.8

Total	$146.2	$123.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at June 30, 2010 in 14 countries, primarily in Europe, Chile and Australia. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another indirect subsidiary of LGI, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com SA (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.3% at June 30, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.6% at June 30, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico, (ii) consolidated interests in certain programming businesses in Europe and Argentina and (iii) Unitymedia’s DTH operations in Germany. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

On June 15, 2010, we announced that we would close down the DTH operations of Unitymedia’s arena segment effective September 30, 2010. As a result, we expect to begin reporting Unitymedia’s arena segment as a discontinued operation in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. The operating results of Unitymedia’s arena segment were not material to Unitymedia’s standalone or our consolidated operating results for the period from January 28, 2010 to June 30, 2010.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on May 11, 2010.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of derivative instruments, financial instruments and investments, fair values of long-lived assets and any related impairments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, including certain leased assets, actuarial liabilities associated with certain benefit plans and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of June 30, 2010.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

FASB ASU 2009-05

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

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (FASB ASU 2009-13). FASB ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements by establishing an expanded selling price hierarchy for determining the selling price of a deliverable. FASB ASU 2009- 13 also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. FASB ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted FASB ASU 2009-13 effective January 1, 2010 and such adoption did not have a material impact on our condensed consolidated financial statements.

(3)	Acquisitions and Dispositions

Unitymedia Acquisition

On January 28, 2010, UPC Germany GmbH (UPC Germany), our indirect subsidiary, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of Unitymedia (the Unitymedia Acquisition). Unitymedia is the second largest cable television provider in Germany and the largest in the German federal states of North Rhine Westphalia and Hesse based on the number of video cable subscribers. The €2,006.0 million Unitymedia Purchase Price, together with Unitymedia’s net debt (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date) at January 28, 2010, results in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of €36.9 million ($51.3 million at the applicable rates). These direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating charges in our condensed consolidated statements of operations. We acquired Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Unitymedia with our existing European operations.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes (as defined in note 8) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) UPC Germany’s issuance of the Unitymedia Senior Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

We have accounted for the Unitymedia Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The purchase price allocation as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although certain items in the valuation process remain open, we expect that any further adjustments to the preliminary allocation will not be material to our financial position or results of operations.

A summary of the preliminary purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table (in millions):

Cash	$175.9
Other current assets	316.4
Property and equipment, net	3,580.4
Goodwill (a)	2,106.3
Intangible assets subject to amortization (b)	990.3
Other assets, net	43.0
Current portion of long-term debt and capital lease obligations	(13.5)
Other current liabilities	(659.0)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(652.4)

Total purchase price	$2,803.0

(a)	The goodwill recognized in connection with the Unitymedia Acquisition is primarily attributable to (i) the ability to exploit Unitymedia’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies we expect to achieve through the integration of Unitymedia with our other operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At January 28, 2010, the weighted average useful life of Unitymedia’s intangible assets was approximately seven years.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2010 and the three and six months ended June 30, 2009 give effect to the Unitymedia Acquisition as if such acquisition had been completed as of January 1, 2010 (for the 2010 period) and January 1, 2009 (for the 2009 periods). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Three months ended June 30, 2009	Six months ended June 30,
		2010	2009
	in millions, except per share amounts
Revenue:
Continuing operations	$2,232.3	$4,447.5	$4,315.1
Discontinued operations	854.4	640.6	1,732.3

Total	$3,086.7	$5,088.1	$6,047.4

Net earnings (loss) attributable to LGI stockholders	$(151.0)	$62.7	$(516.6)

Basic and diluted earnings (loss) attributable to LGI stockholders per share – Series A, Series B and Series C common stock	$(0.56)	$0.24	$(1.89)

Our condensed consolidated statements of operations for the three and six months ended June 30, 2010 include revenue attributable to Unitymedia of $297.8 million and $517.8 million, respectively, and net losses attributable to Unitymedia of $160.7 million and $193.6 million, respectively.

Dispositions

J:COM Disposal Group — On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, the second largest wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rates). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility of our subsidiary LGJ Holdings LLC (the LGJ Holdings Credit Facility), (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.8 million. In addition, (i) prior to the closing date, the noncontrolling interest held by Sumitomo Corporation (Sumitomo) in LGI/Sumisho Super Media, LP, our then indirect majority-owned subsidiary, which owned a controlling interest in J:COM, was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter for cash consideration of $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($806.1 million at the transaction date) of cash and cash equivalents of the J:COM Disposal Group.

In connection with the sale of the J:COM Disposal Group, we recognized a pre-tax gain of $2,179.4 million that includes cumulative foreign currency translation gains of $376.0 million. The related income tax expense of $806.8 million (including $19.3 million of first quarter 2010 tax expense that was recorded during the second quarter of 2010) differs from the actual federal and state income taxes that we expect our U.S. tax group to pay in

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

2010 of $225 million to $300 million, as the actual income taxes to be paid by our U.S. tax group during 2010 will be a function of (i) the U.S. tax attributes available at December 31, 2010 to offset the liability resulting from the taxable gain and (ii) our other 2010 taxable activities in the U.S.

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

The combined operating results of the J:COM Disposal Group and UPC Slovenia are classified as discontinued operations in our condensed consolidated statements of operations and are summarized in the following table:

	Three months ended June 30, 2009	Six months ended June 30,
		2010	2009
	in millions
Revenue	$854.4	$640.6	$1,732.3

Operating income	$155.7	$136.1	$323.7

Earnings before income taxes and noncontrolling interests	$104.9	$84.7	$332.3

Income tax expense	$46.6	$37.1	$149.3

Earnings (loss) from discontinued operations attributable to LGI stockholders, net of taxes	$3.2	$(3.7)	$73.1

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million and $17.8 million, (ii) realized and unrealized losses on derivative instruments related to the settled interest rate swaps of $2.2 million and $2.2 million and

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(iii) foreign currency transaction gains (losses) related to the Japanese yen denominated LGJ Holdings Credit Facility of ($36.6 million) and $47.8 million are included in discontinued operations in our condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, respectively.

(4)	Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2010	December 31, 2009
	in millions
Fair value (a)	$766.5	$831.9
Equity	50.9	152.9
Cost	0.6	23.8

Total	$818.0	$1,008.6

(a)	Includes $462.3 million and $462.2 million, respectively, representing the fair value of our investment in shares of common stock of Sumitomo. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned indirect subsidiary.

(5)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). As we generally do not apply hedge accounting to our derivative instruments, changes in the fair values of our derivative instruments are recorded in realized and unrealized gains (losses) on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2010			December 31, 2009
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$172.9	$310.0	$482.9	$153.6	$186.6	$340.2
Equity-related derivatives (c)	—	629.8	629.8	—	561.2	561.2
Foreign currency forward contracts	3.7	—	3.7	1.0	—	1.0
Other	1.3	2.2	3.5	3.0	2.3	5.3

Total	$177.9	$942.0	$1,119.9	$157.6	$750.1	$907.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$559.0	$1,281.0	$1,840.0	$715.1	$1,166.9	$1,882.0
Equity-related derivatives (c)	7.9	—	7.9	18.4	—	18.4
Foreign currency forward contracts	—	—	—	7.1	0.2	7.3
Other	1.2	2.1	3.3	1.0	1.7	2.7

Total	$568.1	$1,283.1	$1,851.2	$741.6	$1,168.8	$1,910.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)	As of June 30, 2010, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $24.2 million and the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $149.0 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The change in the credit risk valuation adjustments associated with the derivative instruments of our continuing operations resulted in net gains of $25.9 million and $59.7 million during the three and six months ended June 30, 2010, respectively, compared to a net gain (loss) of $21.3 million and ($19.0 million) during the three and six months ended June 30, 2009, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

(c)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. These fair value amounts do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the counterparty would, subject to relevant insolvency laws, be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Cross-currency and interest rate derivative contracts	$57.0	$(332.0)	$(406.3)	$(399.1)
Equity-related derivatives (a)	129.2	(53.4)	74.3	(129.1)
Foreign currency forward contracts	(34.2)	(9.0)	(29.8)	(18.8)
Other	(5.2)	0.8	(1.9)	0.9

Total	$146.8	$(393.6)	$(363.7)	$(546.1)

(a)	Primarily includes activity related to the Sumitomo Collar and, during the 2009 periods, the prepaid forward sale contract on our previously-held shares of The News Corporation Class A common stock (the News Corp. Forward).

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Six months ended June 30,
	2010	2009
	in millions
Operating activities	$(320.7)	$(130.5)
Investing activities	(0.1)	3.9
Financing activities	(130.8)	(20.3)

Total	$(451.6)	$(146.9)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At June 30, 2010, our exposure to credit risk included derivative assets with a fair value of $1,119.9 million.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
July 2010	€60.0	CZK	1,703.1	5.50%	5.33%
July 2010 — December 2014	€60.0	CZK	1,703.1	5.50%	6.05%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
December 2014	€105.8	CZK	3,018.7	5.50%	5.80%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
July 2010 — July 2017	€39.6	CZK	1,000.0	3.00%	3.75%

July 2010	€260.0	HUF	75,570.0	5.50%	7.80%
July 2010 — December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2014	€228.0	HUF	62,867.5	5.50%	8.98%

July 2010	€245.0	PLN	1,000.6	5.50%	6.52%
July 2010 — December 2014	€245.0	PLN	1,000.6	5.50%	7.60%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
December 2014	€98.4	PLN	335.0	5.50%	7.12%
December 2014	€57.1	PLN	270.0	5.50%	7.60%
July 2010 — July 2017	€82.0	PLN	318.0	3.00%	5.60%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
July 2010 — July 2015	€123.8	CLP	86,500.0	2.50%	5.84%

December 2016	€31.9	RON	116.8	5.50%	11.58%
September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

December 2013	€19.4	CZK	517.0	3.50%	4.49%

December 2013	$14.7	PLN	50.0	3.50%	5.56%

Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%
December 2010	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	10.24%
December 2010 — December 2016	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	14.01%
December 2016	$84.1	RON	203.3	6 mo. LIBOR + 3.50%	13.35%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$460.8	CLP	255,025.1	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
December 2014		€1,000.0	6 mo. EURIBOR	4.66%
July 2010		€500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 2.98%
July 2010 (b)		€25.0	5.50%	5.67%
January 2011		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2011		€193.5	6 mo. EURIBOR	3.83%
July 2010 — July 2011		€850.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.59%
July 2010 — January 2012		€1,500.0	1 mo. EURIBOR + 4.00%	6 mo. EURIBOR + 3.68%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
April 2012		€555.0	6 mo. EURIBOR	3.32%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012 — December 2015		€263.0	6 mo. EURIBOR	3.97%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
December 2014		€659.5	6 mo. EURIBOR	4.67%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	98,400.0	6.77%	6 mo. TAB

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%

July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
December 2013		$87.3	6 mo. LIBOR	4.98%

December 2013		€151.4	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	50.0	3 mo. AUD BBSY	3.90%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014	AUD	175.9	3 mo. AUD BBSY	6.50%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$165.0	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	98,400.0	6 mo. TAB	7.78%

Telenet NV, an indirect subsidiary of Telenet:
September 2010		€50.0	3 mo. EURIBOR	4.70%
December 2011		€50.0	3 mo. EURIBOR	5.29%

Telenet Bidco NV (Telenet Bidco), an indirect subsidiary of Telenet:
September 2010 — December 2017		€50.0	3 mo. EURIBOR	3.52%
June 2011 — August 2015		€350.0	3 mo. EURIBOR	3.54%
July 2011 — December 2015		€200.0	3 mo. EURIBOR	3.55%
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%
September 2012		€350.0	3 mo. EURIBOR	4.35%

Unitymedia:
April 2011		€800.0	3 mo. EURIBOR	3.35%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	These contracts originated as cross-currency interest rate swaps involving the euro and the Slovakian koruna (SKK). As a result of Slovakia’s January 1, 2009 conversion to the euro, the SKK notional amounts were converted into euros at the entry rate of 30.126 SKK per euro.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Interest Rate Caps

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2010
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
December 2017	€3.8	6.50%
December 2017	€3.8	5.50%

Telenet Bidco:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
September 2015	€250.0	4.50%
June 2015 — June 2017	€50.0	4.50%

(a)	For derivative instruments that were in effect as of June 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2010
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%

Telenet Bidco:
July 2017	€950.0	1.00%	4.00%

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at June 30, 2010
in millions
October 17, 2016	$19.8
April 18, 2017	$19.8
October 16, 2017	$19.8
April 16, 2018	$419.8

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2010:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	€3.0	HUF	846.5	July 2010 — July 2011
UPC Broadband Holding	€0.8	PLN	3.2	July 2010 — March 2011
UPC Broadband Holding	€104.4		$127.4	July 2010
VTR	$54.1	CLP	28,840.2	July 2010 — June 2011
Telenet NV	$8.0		€6.2	July 2010 — November 2010
Austar Entertainment	$9.2	AUD	10.2	July 2010 — December 2010
LGE Financing	$4.9		€3.7	July 2010 — July 2011

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes) (see note 8). UGC is a wholly-owned subsidiary of LGI. The reported fair values of these assets and liabilities as of June 30, 2010 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill, replacement costs of tangible assets and the values of certain other assets and liabilities. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

analyses fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2010, we performed nonrecurring fair value measurements in connection with the Unitymedia Acquisition and goodwill impairment assessments. See notes 3 and 7.

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at June 30, 2010 using:
Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivatives:
Cross-currency and interest rate derivative contracts	$482.9	$—	$482.9	$—
Equity-related derivatives	629.8	—	—	629.8
Foreign currency forward contracts	3.7	—	3.7	—
Other	3.5	—	3.5	—

Total derivatives	1,119.9	—	490.1	629.8
Investments	766.5	462.3	—	304.2

Total assets	$1,886.4	$462.3	$490.1	$934.0

Liabilities:
UGC Convertible Notes	$427.8	$—	$—	$427.8

Derivative instruments:
Cross-currency and interest rate derivative contracts	1,840.0	—	1,840.0	—
Equity-related derivatives	7.9	—	—	7.9
Other	3.3	—	3.3	—

Total derivatives	1,851.2	—	1,843.3	7.9

Total liabilities	$2,279.0	$—	$1,843.3	$435.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivatives	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2010	$369.7	$542.8	$(564.1)	$348.4
Gains (losses) included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	74.3	—	74.3
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(23.4)	—	47.0	23.6
Repurchase of UGC Convertible Notes (note 8)	—	—	89.1	89.1
Reclassifications, distributions, settlements and other	6.9	4.8	0.2	11.9
Foreign currency translation adjustments	(49.0)	—	—	(49.0)

Balance of asset (liability) at June 30, 2010	$304.2	$621.9	$(427.8)	$498.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	With the exception of a $10.7 million gain associated with the portion of the UGC Convertible Notes that we repurchased during the second quarter of 2010, substantially all of the gains (losses) recognized during the six months ended June 30, 2010 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2010.

(7)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2010	December 31, 2009
	in millions
Distribution systems	$14,172.8	$19,306.6
Support equipment, buildings and land	2,129.2	2,845.8

	16,302.0	22,152.4
Accumulated depreciation	(6,331.4)	(10,141.7)

Total property and equipment, net	$9,970.6	$12,010.7

Goodwill

Changes in the carrying amount of our goodwill for the six months ended June 30, 2010 are set forth below:

	January 1, 2010	Acquisitions and related adjustments	Impairment	Sale of J:COM Disposal Group	Foreign currency translation adjustments and other	June 30, 2010
	in millions
UPC Broadband Division:
Germany	$—	$2,106.4	$—	$—	$(258.7)	$1,847.7
The Netherlands	1,306.8	—	—	—	(189.2)	1,117.6
Switzerland	2,745.9	0.2	—	—	(109.4)	2,636.7
Other Western Europe	1,120.1	—	—	—	(162.1)	958.0

Total Western Europe	5,172.8	2,106.6	—	—	(719.4)	6,560.0
Central and Eastern Europe	1,123.8	—	—	—	(172.2)	951.6

Total UPC Broadband Division	6,296.6	2,106.6	—	—	(891.6)	7,511.6
Telenet (Belgium)	2,341.7	2.5	—	—	(338.8)	2,005.4
J:COM (Japan)	3,487.8	—	—	(3,553.8)	66.0	—
VTR (Chile)	526.5	—	—	—	(38.1)	488.4
Austar	314.5	—	—	—	(7.3)	307.2
Corporate and other	386.7	1.0	(24.5)	—	(28.7)	334.5

Total	$13,353.8	$2,110.1	$(24.5)	$(3,553.8)	$(1,238.5)	$10,647.1

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

During the second quarter of 2010, we recorded a $24.5 million impairment charge to reduce the goodwill associated with Chellomedia’s programming operations in central and eastern Europe, which are included within the corporate and other category in the above table. During the second quarter of 2010, we concluded that this impairment charge was warranted, due largely to adverse economic factors that have led to a significant decline in current and projected advertising revenues, as compared to previous forecasts. In addition, the costs of certain sports programming have increased significantly, while the forecasted revenue increases associated with this sports programming have not materialized. These factors led to lower projected cash flows, and accordingly, to a valuation of this reporting unit that was lower than its carrying value as of June 30, 2010. Our assessment of the fair value of this reporting unit was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to Chellomedia’s programming operations in central and eastern Europe. This discounted cash flow analysis reflected the aforementioned decline in projected cash flows and a discount rate of 14%. The amount of this impairment charge is subject to adjustment during the third quarter of 2010 upon the completion of our assessment of the implied fair value of the goodwill associated with this reporting unit.

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $384.1 million of the goodwill in our Central and Eastern Europe reportable segment at June 30, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At June 30, 2010 and December 31, 2009 and based on exchange rates as of those dates, the amount of our accumulated impairments was $242.8 million and $263.1 million, respectively. The June 30, 2010 amount includes accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2010	December 31, 2009
	in millions
Gross carrying amount:
Customer relationships	$3,170.7	$3,257.9
Other	280.7	307.4

	$3,451.4	$3,565.3

Accumulated amortization:
Customer relationships	$(1,239.9)	$(1,344.1)
Other	(81.4)	(91.2)

	$(1,321.3)	$(1,435.3)

Net carrying amount:
Customer relationships	$1,930.8	$1,913.8
Other	199.3	216.2

	$2,130.1	$2,130.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(8)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2010			Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%	$ —	$—	$1,092.7	$992.4	$644.7	$630.7
Subsidiaries:
UPC Broadband Holding Bank Facility	3.80%	€ 795.8	975.3	6,840.9	8,506.6	7,426.4	9,052.1
UPC Holding Senior Notes	8.83%	—	—	1,995.5	2,295.8	1,953.6	2,219.0
UPCB Finance Senior Secured Notes (f)	7.63%	—	—	608.5	—	607.7	—
Unitymedia Senior Notes (g)	8.48%	—	—	3,424.3	3,911.8	3,343.0	3,763.3
Unitymedia Revolving Credit Facility	4.20%	—	—	89.2	—	98.1	—
Telenet Credit Facility	3.81%	€ 175.0	214.5	2,507.9	2,802.3	2,604.5	2,851.9
Sumitomo Collar Loan	1.88%	—	—	1,057.3	1,005.6	1,057.3	1,005.6
LGJ Holdings Credit Facility	—	—	—	—	765.0	—	805.2
UGC Convertible Notes (h)	1.75%	—	—	427.8	564.1	427.8	564.1
Austar Bank Facility	5.81%	AUD 75.0	63.5	629.7	696.0	655.1	740.7
VTR Bank Facility (i)	—	—	—	—	460.8	—	460.8
Chellomedia Bank Facility	3.79%	€ 25.0	30.6	205.6	218.1	242.2	268.4
Liberty Puerto Rico Bank Facility	2.54%	$ 10.0	10.0	141.9	154.8	165.1	175.9
J:COM Credit Facility	—	—	—	—	96.5	—	96.5
Other J:COM debt	—	—	—	—	1,942.5	—	1,923.1
Other	10.68%	—	—	104.4	131.2	104.4	131.2

Total debt	5.23%		$1,293.9	$19,125.7	$24,543.5	19,329.9	24,688.5

Capital lease obligations:
Unitymedia (j)						617.8	—
Telenet						375.8	444.5
J:COM						—	684.9
Other subsidiaries						28.9	34.7

Total capital lease obligations						1,022.5	1,164.1

Total debt and capital lease obligations						20,352.4	25,852.6
Current maturities						(483.4)	(487.7)

Long-term debt and capital lease obligations						$19,869.0	$25,364.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	Represents the weighted average interest rate in effect at June 30, 2010 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, discounts and commitments fees, but excluding the impact of financing costs, our estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.6% at June 30, 2010. For information concerning our derivative instruments, see note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2010 without regard to covenant compliance calculations. At June 30, 2010, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €138.1 million ($169.3 million). Additionally, when the June 30, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €169.7 million ($208.0 million).

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of discounts, where applicable.

(e)	The $935.0 million principal amount of the LGI Convertible Notes has been allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the estimated fair value of the entire instrument, including both the debt and equity components.

(f)	UPCB Finance Limited (UPCB Finance), the issuer of 7.625% senior secured notes (the UPCB Senior Secured Notes), is a special purpose financing company created for the primary purpose of issuing the UPCB Senior Secured Notes and is owned 100% by a charitable trust. UPCB Finance used the proceeds from the UPCB Senior Secured Notes to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility (as defined below), with UPC Financing Partnership (UPC Financing), a direct subsidiary of UPC Holding, as the borrower. UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Senior Secured Notes. As such, UPCB Finance is a variable interest entity and UPC Financing and its parent entities, including UPC Holding and LGI, are required by GAAP to consolidate UPCB Finance. Accordingly, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements.

(g)	The proceeds received from the November 2009 issuance of the Unitymedia Senior Notes (as defined below) were placed into two escrow accounts. At December 31, 2009, the aggregate amount included in the escrow accounts of €2,560.7 million ($3,138.5 million) is included in long-term restricted cash in our condensed consolidated balance sheet. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price, and on March 2, 2010, the remaining balances of the escrow accounts were released in connection with the repayment of Unitymedia’s then-existing indebtedness.

(h)	The UGC Convertible Notes are measured at fair value. See related discussion below.

(i)

Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we were required to fund a cash collateral account in an amount equal

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. During the first six months of 2010, pursuant to various additional facility accession agreements with respect to the UPC Broadband Holding Bank Facility, (i) new Facilities W and X were executed and (ii) commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility. In connection with the completion of these transactions, certain lenders under existing Facilities M, N and P novated their commitments to UPC Broadband Operations BV (UPC Broadband Operations), a direct subsidiary of UPC Broadband Holding, and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (i) €218.1 million ($267.3 million) under Facility M were rolled into Facility W, (ii) $1,042.8 million under Facility N were rolled into Facility X and (iii) $322.9 million under Facility P were rolled into Facilities R, S, T and W. Among other matters, the completion of the foregoing transactions resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of June 30, 2010 are summarized in the following table:

		June 30, 2010
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions
L	July 3, 2012	EURIBOR + 2.25%	€129.7	$159.0	$—
M	(d)	EURIBOR + 2.00%	€566.6	—	694.4
N	(d)	LIBOR + 1.75%	$357.2	—	357.2
O	July 31, 2013	(e)	(e)	—	59.8
P	September 2, 2013	LIBOR + 2.75%	$188.6	—	188.6
Q	(f)	EURIBOR + 2.75%	€422.0	517.2	—
R	(f)	EURIBOR + 3.25%	€290.7	—	356.3
S	(g)	EURIBOR + 3.75%	€1,740.0	—	2,132.6
T	(g)	LIBOR + 3.50%	$1,071.5	—	1,061.7
U	(h)	EURIBOR + 4.00%	€1,250.8	—	1,533.0
V (j)	January 15, 2020	7.625%	€500.0	—	612.8
W	(i)	EURIBOR + 3.00%	€244.1	299.1	—
X	(h)	LIBOR + 3.50%	$1,042.8	—	1,042.8
Elimination of Facility V in consolidation (j)			€(500.0)	—	(612.8)

Total				$975.3	$7,426.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	Amounts represent total commitments at June 30, 2010 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M, N and P have been novated to UPC Broadband Operations, a direct subsidiary of UPC Broadband Holding, and, accordingly, such amounts are not included in the table above.

(b)	At June 30, 2010, our availability under the UPC Broadband Holding Bank Facility was limited to €138.1 million ($169.3 million). When the June 30, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €169.7 million ($208.0 million).

(c)	The Facility T amount includes the impact of discounts.

(d)	The final maturity date for Facilities M and N is the earlier of (i) December 31, 2014 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s senior notes due 2014 fall due, if such senior notes have not been repaid, refinanced or redeemed prior to such date.

(e)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($25.7 million) sub-tranche and (ii) a PLN 115.1 million ($34.1 million) sub-tranche.

(f)	The final maturity dates for Facilities Q and R are the earlier of (i) July 31, 2014 and December 31, 2015, respectively, and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s senior notes due 2014 fall due, if such Senior Notes have not been repaid, refinanced or redeemed prior to such date.

(g)	The final maturity dates for Facilities S and T are the earlier of (i) December 31, 2016 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s senior notes due 2014 fall due, if, on such date, such senior notes are outstanding in an aggregate principal amount of €250.0 million ($306.4 million) or more.

(h)	The final maturity date for each of Facility U and Facility X is the earlier of (i) December 31, 2017 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s senior notes due 2014 fall due, if, on such date, such senior notes are outstanding in an aggregate principal amount of €250.0 million ($306.4 million) or more.

(i)	The final maturity date for Facility W is the earlier of (i) March 31, 2015 and (ii) October 17, 2013, the date falling 90 days prior to the date on which UPC Holding’s senior notes due 2014 fall due, if, on such date, such senior notes are outstanding in an aggregate principal amount of €250.0 million ($306.4 million) or more.

(j)	As discussed above, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements. Pursuant to the Facility V accession agreement, the call provisions, maturity and applicable interest rates for Facility V are the same as those of the UPCB Finance Senior Secured Notes.

Subsequent refinancing event

On July 2, 2010, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility W3 Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility W3 Accession Agreement, the existing Facility W under the UPC Broadband Holding Bank Facility was increased by an aggregate principal amount of €25.0 million ($30.6 million). The final maturity date and interest rate for borrowings under Facility W are set forth in the above table.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Unitymedia Senior Notes

On November 20, 2009, UPC Germany issued (i) €1,430.0 million ($1,752.7 million) principal amount of 8.125% senior secured notes (the UM Euro Senior Secured Notes) at an issue price of 97.844%, (ii) $845.0 million principal amount of 8.125% senior secured notes (together with the UM Euro Senior Secured Notes, the UM Senior Secured Notes) at an issue price of 97.844% and (iii) €665.0 million ($815.1 million) principal amount of 9.625% senior notes (the UM Senior Notes) at an issue price of 97.652% (collectively, the Unitymedia Senior Notes). The UM Senior Secured Notes mature on December 1, 2017 and the UM Senior Notes mature on December 1, 2019. Upon closing, and after deducting issuance costs of €65.1 million ($96.7 million at the transaction date), the €2,541.0 million ($3,773.5 million at the transaction date) of net proceeds from the sale of the Unitymedia Senior Notes were placed into two escrow accounts. As further discussed in note 3, on January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price. On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with the repayment of Unitymedia’s then-existing indebtedness, (ii) the obligations under the UM Senior Secured Notes were assumed by certain indirect subsidiaries of Unitymedia and (iii) the obligations under the UM Senior Notes were assumed by Unitymedia.

UGC Convertible Notes

The UGC Convertible Notes are measured at fair value. Our assessments of the fair value of the UGC Convertible Notes include estimated credit risk components of $11.7 million and $31.8 million at June 30, 2010 and December 31, 2009, respectively. These credit risk components are estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk resulted in losses of $3.9 million and $17.1 million during the three and six months ended June 30, 2010, respectively, and a gain (loss) of $5.1 million and ($3.5 million) during the three and six months ended June 30, 2009, respectively. These amounts are included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 6.

During May 2010, we paid in the aggregate €72.6 million ($89.1 million at the transaction dates) to repurchase €70.8 million ($86.9 million at the transaction dates) principal amount of the UGC Convertible Notes at a weighted average purchase price (including accrued interest) equal to approximately 102.5% of face value. The change in the fair value of the repurchased UGC Convertible Notes from March 31, 2010 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our condensed consolidated statement of operations for the three and six months ended June 30, 2010.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on June 30, 2010 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (including UPCB Finance) (a)	Unitymedia	Telenet	Austar	Other (b)	Total
	in millions
Year ended December 31:
Remainder of 2010	$—	$0.2	$—	$—	$—	$5.0	$5.2
2011	—	0.2	—	—	41.5	407.3	449.0
2012	—	0.2	—	94.7	41.3	4.9	141.1
2013	—	1,003.0	—	93.2	423.3	237.4	1,756.9
2014	—	1,051.6	98.1	601.5	149.0	160.1	2,060.3
Thereafter	935.0	8,007.0	3,412.7	1,892.0	—	1,078.9	15,325.6

Total debt maturities	935.0	10,062.2	3,510.8	2,681.4	655.1	1,893.6	19,738.1
Fair value adjustment and unamortized discount	(290.3)	(73.7)	(69.7)	—	—	25.5	(408.2)

Total debt	$644.7	$9,988.5	$3,441.1	$2,681.4	$655.1	$1,919.1	$19,329.9

Current portion	$—	$0.2	$—	$—	$—	$434.0	$434.2

Noncurrent portion	$644.7	$9,988.3	$3,441.1	$2,681.4	$655.1	$1,485.1	$18,895.7

(a)	For purposes of this table, we have assumed that (i) the €615.5 million ($754.4 million) outstanding principal amount of the UPC Holding Senior Notes due 2014 will be repaid, refinanced or redeemed in 2013, (ii) Facilities M, N and Q of the UPC Broadband Holding Bank Facility will be repaid in 2014, (iii) Facility R of the UPC Holding Broadband Holding Bank Facility will be repaid in 2015, (iv) Facilities S and T of the UPC Broadband Holding Bank Facility will be repaid in 2016 and (v) Facilities U and X of the UPC Broadband Holding Bank Facility will be repaid in 2017.

(b)	The 2011 amount includes the €328.2 million ($402.3 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2010	$31.1	$28.4	$2.3	$61.8
2011	63.0	55.5	3.8	122.3
2012	60.8	54.4	3.3	118.5
2013	60.2	51.0	3.0	114.2
2014	60.2	49.5	2.9	112.6
Thereafter	932.5	295.7	33.3	1,261.5

	1,207.8	534.5	48.6	1,790.9
Amounts representing interest	(590.0)	(158.7)	(19.7)	(768.4)

Present value of net minimum lease payments	$617.8	$375.8	$28.9	$1,022.5

Current portion	$14.3	$32.5	$2.4	$49.2

Noncurrent portion	$603.5	$343.3	$26.5	$973.3

Non-cash Refinancing Transactions

During the six months ended June 30, 2010 and 2009, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $1,304.5 million and $5,585.0 million, respectively.

(9)	Income Taxes

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the income tax benefit computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Computed “expected” income tax benefit	$220.6	$30.3	$436.4	$152.7
Change in valuation allowance	(144.6)	24.8	(310.2)	(31.3)
International rate differences	(65.0)	(25.1)	(115.4)	(72.9)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(32.2)	33.1	(24.9)	10.0
Recognition of previously unrecognized tax benefits	17.5	—	17.5	—
Non-deductible or non-taxable interest and other expenses	(10.8)	(4.6)	(35.7)	(15.5)
Impairment of goodwill	(5.2)	(18.0)	(5.2)	(18.0)
Other, net	(6.4)	(11.1)	(5.3)	(14.4)

Total	$(26.1)	$29.4	$(42.8)	$10.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

The changes in our unrecognized tax benefits during the six months ended June 30, 2010 are summarized below (in millions):

Balance at January 1, 2010	$400.6
Reduction related to the sale of the J:COM Disposal Group	(176.7)
Additions based on tax positions related to the current year	170.1
Reductions for tax positions of prior years	(48.0)
Additions for tax positions of prior years	9.9
Lapse of statute of limitations and settlement with tax authorities	(2.4)
Foreign currency translation	(7.0)

Balance at June 30, 2010	$346.5

No assurance can be given that any of these tax benefits will be recognized or realized.

As of June 30, 2010, our unrecognized tax benefits included $324.4 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next 12 months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of June 30, 2010. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during the remainder of 2010.

(10)	Equity

Stock Repurchases

During the first six months of 2010, we purchased 13,818,131 shares of our LGI Series A common stock at a weighted average price of $26.59 per share and 7,901,033 shares of our LGI Series C common stock at a weighted average price of $26.57 per share, for an aggregate purchase price of $577.4 million, including direct acquisition costs. On June 16, 2010, our board of directors authorized a $250 million increase to our current stock repurchase program. At June 30, 2010, the remaining amount authorized under this repurchase program was $211.5 million.

Call Option Contract

On March 30, 2010, we agreed to pay $19.7 million to enter into a call option contract pursuant to which we contemporaneously (i) sold call options on 700,000 shares of LGI Series A common stock at an exercise price of $29.28 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The $19.7 million cost of this call option contract, which expired on May 11, 2010, was paid in April 2010. In connection with the expiration of this agreement, we exercised our call options and acquired 700,000 shares of LGI Series A common stock at a per share price of $28.17.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Telenet Capital Distribution

On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($2.93 at the approval date) per share or approximately €249.9 million ($328.9 million at the approval date) based on Telenet’s outstanding ordinary shares as of June 30, 2010. This distribution, the payment of which was initiated on August 2, 2010, was accrued by Telenet during the second quarter of 2010 following shareholder approval. Our share of this capital distribution is approximately €125.8 million ($165.5 million at the approval date).

(11)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$12.9	$18.8	$31.9	$31.0
Other LGI stock-based incentive awards	11.3	11.3	21.1	20.7

Total LGI common stock	24.2	30.1	53.0	51.7
Telenet stock-based incentive awards	4.3	0.9	5.8	1.3
Austar Performance Plan	1.7	2.6	4.8	6.9
Other	2.5	0.3	3.1	(0.5)

Total	$32.7	$33.9	$66.7	$59.4

Included in:
Continuing operations:
Operating expense	$3.2	$1.9	$5.5	$4.4
SG&A expense	29.5	31.4	61.2	54.4

Total — continuing operations	32.7	33.3	66.7	58.8
Discontinued operations	—	0.6	—	0.6

Total	$32.7	$33.9	$66.7	$59.4

(a)	Includes stock-based compensation expense related to the LGI Performance Plans (as defined below) and, for the 2010 periods, LGI performance-based restricted share units (PSUs). See below for information regarding the LGI Performance Plans and LGI PSUs. The amount presented for the six months ended June 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of June 30, 2010:

	LGI common stock (a)	LGI performance plans (b)	LGI PSUs
Total compensation expense not yet recognized (in millions)	$88.6	$24.9	$34.5

Weighted average period remaining for expense recognition (in years)	2.9	0.8	2.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 14,373,430 shares available for grant as of June 30, 2010. These shares may be awarded at or above fair value in any series of our common stock. The LGI Director Incentive Plan had 9,198,129 shares available for grant as of June 30, 2010. These shares may be awarded at or above fair value in any series of our common stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock.

(b)	Includes compensation expense under the LGI Performance Plans. This compensation expense is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors has elected to cash settle a portion of the vested awards under the LGI Performance Plans.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

Six months ended June 30,
LGI common stock:	2010	2009
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	1.26 – 3.30%	1.82 – 3.09%
Expected life	3.2 – 9.0 years	3.2 – 8.2 years
Expected volatility	40.0 – 56.8%	43.0 – 54.5%
Expected dividend yield	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$14.26	$ 8.08
SARs	$ 9.71	$ 6.25
Restricted stock	$24.68	$12.70
PSUs	$27.95	$ —

Total intrinsic value of awards exercised (in millions):
Options	$ 13.8	$ —
SARs	$ 19.3	$ 0.2
Cash received from exercise of options (in millions)	$ 16.8	$ —
Income tax benefit related to stock-based compensation (in millions)	$ 14.8	$ 13.8

LGI Performance Plans

The LGI Performance Plans are five-year performance-based incentive plans for our senior executives and certain key employees. The LGI Performance Plans have a two-year performance period, beginning January 1, 2007, and a three-year service period beginning January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on our achievement of specified compound annual growth rates (CAGR) in consolidated operating cash flow (see note 15), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the performance period.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

In March and April 2010, the compensation committee granted to our executive officers and certain key employees a total of 686,278 LGI Series A PSUs and 686,278 LGI Series C PSUs pursuant to the LGI Incentive Plan. Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.

The performance period for the 2010 PSUs is January 1, 2010 to December 31, 2011. The performance target selected by the committee is achievement of an OCF CAGR of approximately 7% for the two-year performance period, subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2010 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2010 PSUs will vest on March 31, 2012 and the balance on September 30, 2012. The compensation committee also established a base performance objective of a 5.0% OCF CAGR, which

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

must be satisfied in order for award recipients to be eligible to earn any of their 2010 PSUs and is not subject to adjustment. Compensation costs attributable to the 2010 PSUs will be recognized over the requisite service period of the awards.

Stock Award Activity — LGI Common Stock

The following tables summarize the stock award activity during the six months ended June 30, 2010 with respect to LGI common stock:

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,326,000	$19.90
Granted	16,872	$26.76
Expired or canceled	(9,296)	$126.84
Forfeited	(469)	$24.32
Exercised	(537,352)	$14.62

Outstanding at June 30, 2010	3,795,755	$20.42	2.9	$24.5

Exercisable at June 30, 2010	3,694,016	$20.31	2.7	$24.0

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	887,227	$19.92
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding and exercisable at June 30, 2010	887,227	$19.92	0.7	$5.6

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	7,415,496	$18.61
Granted	16,857	$26.79
Expired or canceled	(9,296)	$120.07
Forfeited	(469)	$23.80
Exercised	(723,548)	$12.33

Outstanding at June 30, 2010	6,699,040	$19.16	2.7	$48.5

Exercisable at June 30, 2010	6,597,316	$19.10	2.6	$47.9

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,474	$24.36
Granted	3,484,263	$24.89
Expired or canceled	—	$—
Forfeited	(4,396)	$23.84
Released from restrictions	(219,457)	$24.85

Outstanding at June 30, 2010	3,971,884	$24.80	1.1

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,472	$23.37
Granted	3,374,809	$24.47
Expired or canceled	—	$—
Forfeited	(4,396)	$22.98
Released from restrictions	(218,361)	$23.88

Outstanding at June 30, 2010	3,863,524	$24.30	1.1

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,174,146	$16.98
Granted	1,582,544	$27.47
Expired or canceled	(22,725)	$36.96
Forfeited	(11,523)	$15.96
Exercised	(867,075)	$14.68

Outstanding at June 30, 2010	4,855,367	$20.72	5.2	$27.7

Exercisable at June 30, 2010	1,773,221	$18.78	3.3	$12.5

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,123,953	$16.57
Granted	1,582,544	$27.07
Expired or canceled	(22,725)	$34.44
Forfeited	(11,523)	$15.78
Exercised	(834,743)	$14.62

Outstanding at June 30, 2010	4,837,506	$20.26	5.3	$29.1

Exercisable at June 30, 2010	1,755,185	$18.01	3.3	$13.6

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	686,278	$28.14
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at June 30, 2010	686,278	$28.14	2.0

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	686,278	$27.76
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at June 30, 2010	686,278	$27.76	2.0

At June 30, 2010, total SARs outstanding included 47,752 LGI Series A common stock capped SARs and 47,752 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans — Austar Performance Plan

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

On March 31, 2010, Austar paid cash aggregating AUD 2.0 million ($1.8 million at the transaction date) and granted 7,270,261 of its ordinary shares to settle the third installment of the awards earned. The Austar remuneration committee has not determined the method of payment of the remaining installments of the earned awards.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(12)	Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to LGI stockholders is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding restricted shares) outstanding for the period. Diluted earnings (loss) per share attributable to LGI stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, restricted shares, restricted share units and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported net losses from continuing operations attributable to LGI stockholders during the three and six months ended June 30, 2010 and 2009. Therefore, the dilutive effect at June 30, 2010 and 2009 of (i) the aggregate number of then outstanding options, SARs and restricted shares and share units of approximately 28.9 million and 30.7 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 53.5 million and 43.0 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive awards (including PSUs) of 1.4 million and 13.3 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(665.9)	$(96.3)	$(1,317.8)	$(464.9)
Earnings from discontinued operations, net of taxes	(19.6)	3.2	1,368.9	73.1

Net earnings (loss)	$(685.5)	$(93.1)	$51.1	$(391.8)

(13)	Related Party Transactions

The related party transactions of our continuing operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Revenue earned from related parties (a)	$6.8	$5.2	$14.4	$8.8

Operating expenses charged by related parties (b)	$5.9	$7.3	$11.6	$13.2

SG&A expenses charged to related parties (c)	$(0.3)	$(0.3)	$(0.6)	$(0.6)

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(c)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(14)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of June 30, 2010, the U.S. dollar equivalents (based on June 30, 2010 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Six months ending December 31, 2010	Year ending December 31,				Thereafter	Total
		2011	2012	2013	2014
	in millions
Operating leases	$84.6	$120.5	$89.1	$65.3	$48.8	$200.4	$608.7
Programming, satellite and other purchase obligations	255.4	192.3	112.5	39.6	12.2	12.2	624.2
Other commitments	52.5	90.6	75.8	67.6	57.3	1,312.3	1,656.1

Total	$392.5	$403.4	$277.4	$172.5	$118.3	$1,524.9	$2,889.0

Programming commitments consist of obligations associated with certain of our programming, studio output, and sports right contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium movie and sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.

Other commitments relate primarily to Telenet’s commitments pursuant to a 2008 agreement (the 2008 PICs Agreement) with four associations of municipalities in Belgium, which we refer to as the pure intercommunales, or the “PICs,” for the operating costs of the broadband communications network (the Telenet PICs Network) owned by the PICs. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, and certain repair and maintenance, fiber capacity and energy commitments of Unitymedia.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by,

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded one of three “3G” mobile licenses recently auctioned by the Chilean government pursuant to a public bidding process. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services. The purchase price for the 3G license is CLP 1,669 million ($3.1 million). In order to guarantee its compliance with the terms of the 3G license, in October 2009, VTR Móvil posted a performance bond in the amount of CLP 35.6 billion ($65.1 million). This performance bond is fully guaranteed by VTR.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs’ Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Final judgment in the Council of State annulment cases, which may be joined, is expected to take up to two years.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

OPTA issued its final implementation decision and its final tariff decision on analog resale on March 10, 2010. Both decisions are similar to OPTA’s draft decisions. UPC Netherlands has appealed both decisions. The tariff decision sets a wholesale rate of €8.83 ($10.82) per month (which rate excludes programming costs as these are required to be borne by the third-party reseller) or 62.5% of UPC Netherlands’ retail rate. The wholesale rate is subject to annual adjustments for cost of living increases beginning in April 2010. In accordance with OPTA’s implementation decision, UPC Netherlands has taken all required measures to allow resellers to offer their services as of July 2010. One third-party reseller has begun marketing the analog service on a standalone basis and in a bundle with digital IPTV video, broadband internet and telephony services.

As the wholesale rate that UPC Netherlands will receive from resellers will be lower than UPC Netherlands’ current retail rate for analog cable services, UPC Netherlands’ average monthly subscription revenue for each analog cable customer and revenue from analog cable services are expected to be adversely impacted to the extent

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

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

Chilean Antitrust Matter — On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis Intercom SA prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses through April 2010. On March 10, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. We currently are unable to predict the outcome of this matter or its impact on VTR.

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other operating charges or credits include (i) gains and losses on the disposition of long-lived assets, (ii) direct acquisition costs, such as third party due diligence, legal and advisory costs, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes is presented below.

During the first quarter of 2010, we initiated the process of centralizing the UPC Broadband Division’s DTH operations into a Luxembourg-based organization, which we refer to as “Luxco DTH,” and began reporting Luxco DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Previously, these operations, which provide DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia, were managed by the respective local management in these countries with support from the UPC Broadband Division’s central operations, and accordingly, were included in the results of the UPC Broadband Division’s Central and Eastern Europe and central operations segments. As a result of this change, the Luxco DTH operating results that were previously reported in the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. Segment information for all periods presented has been restated to reflect this change and to present UPC Slovenia and J:COM as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR (Chile)

•	Austar (Australia)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

All of the reportable segments set forth above derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide business-to-business (B2B) services. At June 30, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Unitymedia’s broadband communications operations are reported in our Germany segment, while Unitymedia’s DTH operations are included in our corporate and other category. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico, (b) video programming and other services in Europe and Argentina and (c) DTH operations in Germany and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
UPC Broadband Division:
Germany	$293.9	$—	$510.7	$—
The Netherlands	274.3	277.4	569.8	544.3
Switzerland	250.5	248.7	510.8	486.8
Other Western Europe	194.7	202.6	408.9	397.0

Total Western Europe	1,013.4	728.7	2,000.2	1,428.1
Central and Eastern Europe	264.8	270.7	550.9	524.6
Central operations	0.5	0.3	0.7	0.3

Total UPC Broadband Division	1,278.7	999.7	2,551.8	1,953.0
Telenet (Belgium)	410.2	397.7	849.3	771.9
VTR (Chile)	191.3	172.7	373.3	328.5
Austar (Australia)	156.5	127.6	312.9	236.1
Corporate and other	156.4	131.6	305.6	256.0
Intersegment eliminations	(20.4)	(18.1)	(41.3)	(36.8)

Total	$2,172.7	$1,811.2	$4,351.6	$3,508.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

	Operating cash flow
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
UPC Broadband Division:
Germany	$169.0	$—	$288.7	$—
The Netherlands	159.5	159.2	328.7	311.9
Switzerland	134.6	138.9	276.7	269.4
Other Western Europe	86.4	94.3	185.0	183.1

Total Western Europe	549.5	392.4	1,079.1	764.4
Central and Eastern Europe	129.1	135.5	271.0	265.4
Central operations	(39.5)	(34.1)	(75.9)	(75.7)

Total UPC Broadband Division	639.1	493.8	1,274.2	954.1
Telenet (Belgium)	208.7	208.4	431.0	399.0
VTR (Chile)	79.9	70.2	150.0	131.6
Austar (Australia)	53.4	45.8	107.5	83.3
Corporate and other	3.9	(5.9)	(2.5)	(9.6)

Total	$985.0	$812.3	$1,960.2	$1,558.4

The following table provides a reconciliation of total segment operating cash flow to loss from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Total segment operating cash flow from continuing operations	$985.0	$812.3	$1,960.2	$1,558.4
Stock-based compensation expense	(32.7)	(33.3)	(66.7)	(58.8)
Depreciation and amortization	(590.9)	(507.0)	(1,180.1)	(990.3)
Impairment, restructuring and other operating charges, net	(34.9)	(123.3)	(83.3)	(124.0)

Operating income	326.5	148.7	630.1	385.3
Interest expense	(317.0)	(192.1)	(660.2)	(380.2)
Interest and dividend income	5.2	6.1	18.2	27.3
Realized and unrealized gains (losses) on derivative instruments, net	146.8	(393.6)	(363.7)	(546.1)
Foreign currency transaction gains (losses), net	(758.3)	282.3	(893.4)	37.1
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(28.9)	87.3	23.7	67.2
Gains (losses) on debt modifications	(2.8)	(24.3)	0.3	(24.3)
Other expense, net	(1.7)	(1.1)	(1.8)	(2.6)

Loss from continuing operations before income taxes	$(630.2)	$(86.7)	$(1,246.8)	$(436.3)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Subscription revenue (a):
Video	$1,088.0	$869.7	$2,173.8	$1,681.9
Broadband internet	465.6	428.6	946.8	831.0
Telephony	268.4	230.8	539.2	450.8

Total subscription revenue	1,822.0	1,529.1	3,659.8	2,963.7
Other revenue (b)	371.1	300.2	733.1	581.8
Intersegment eliminations	(20.4)	(18.1)	(41.3)	(36.8)

Total	$2,172.7	$1,811.2	$4,351.6	$3,508.7

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Europe:
UPC Broadband Division:
The Netherlands	$274.3	$277.4	$569.8	$544.3
Switzerland	250.5	248.7	510.8	486.8
Germany	293.9	—	510.7	—
Austria	107.2	118.2	228.2	232.8
Ireland	87.5	84.4	180.7	164.2
Poland	74.4	65.5	153.9	124.9
Hungary	70.6	79.6	147.0	155.9
Czech Republic	59.0	63.9	124.9	122.7
Romania	39.3	41.5	82.8	81.3
Slovakia	16.1	18.3	35.0	35.8
Other (a)	5.9	2.2	8.0	4.3

Total UPC Broadband Division	1,278.7	999.7	2,551.8	1,953.0

Belgium (Telenet)	410.2	397.7	849.3	771.9

Chellomedia:
The Netherlands	27.9	22.8	56.5	45.4
Poland	29.4	17.7	54.6	31.9
Hungary	10.7	11.2	23.0	22.6
Romania	6.3	9.2	13.5	17.1
Czech Republic	2.5	1.7	5.2	3.8
Other Chellomedia (b)	40.0	34.6	75.4	68.7

Total Chellomedia	116.8	97.2	228.2	189.5

Other Germany (Unitymedia’s arena segment)	3.9	—	7.1	—

Intersegment eliminations	(20.4)	(18.1)	(41.3)	(36.8)

Total Europe	1,789.2	1,476.5	3,595.1	2,877.6

The Americas:
Chile (VTR)	191.3	172.7	373.3	328.5
Other (c)	35.7	34.4	70.3	66.5

Total — The Americas	227.0	207.1	443.6	395.0

Australia (Austar)	156.5	127.6	312.9	236.1

Total	$2,172.7	$1,811.2	$4,351.6	$3,508.7

(a)	Primarily represents certain revenue related to Luxco DTH.

(b)	Chellomedia’s other geographic segments are located primarily in Spain, Portugal and other European countries.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

June 30, 2010

(unaudited)

(16)	Subsequent Event

On July 19, 2010, Telenet launched a voluntary exchange process for certain term loans under its €2.3 billion ($2.8 billion) senior credit facility (the Telenet Credit Facility) pursuant to which certain of the existing lenders under the Telenet Credit Facility were offered the opportunity to exchange their existing participations and commitments for participations and commitments in a new tranche maturing in June 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our Current Report on Form 8-K filed with the SEC on May 11, 2010, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2010.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2009 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, voice and broadband internet services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, voice and broadband internet services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	the outcome of any pending or threatened litigation;

•	continued consolidation of the foreign broadband distribution industry;

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

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increase with local authorities;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we, or the entities in which we have interests, operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH operations at June 30, 2010 in 14 countries, primarily in Europe, Chile and Australia. Through our indirect subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.3% at June 30, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar (54.6% at June 30, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico, (ii) consolidated interests in certain programming businesses in Europe and Argentina and (iii) Unitymedia’s DTH operations in Germany. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

During the first quarter of 2010, we initiated the process of centralizing the UPC Broadband Division’s DTH operations into a Luxembourg-based organization, which we refer to as “Luxco DTH,” and began reporting Luxco DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Previously, these operations, which provide DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia, were managed by the respective local management in these countries with support from the UPC Broadband Division’s central operations, and accordingly, were included in the results of the UPC Broadband Division’s Central and Eastern Europe and central operations segments. As a result of this change, the Luxco DTH operating results that were previously reported in the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. In the below discussion and analysis, references to the financial amounts and operating statistics of the applicable individual countries within our Central and Eastern Europe reportable segment include the Luxco DTH amounts that are associated with the subscribers that reside in the respective countries.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2010, we owned and operated networks that passed 31,117,300 homes and served 27,294,100 RGUs, consisting of 16,888,000 video subscribers, 6,062,600 broadband internet subscribers and 4,343,500 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 172,300 and 6,092,700 RGUs during the three and six months ended June 30, 2010, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition RGU additions, our continuing operations added 168,800 and 373,000 RGUs during the three and six months ended June 30, 2010, as compared to 94,300 and 246,600 RGUs that were added on an organic basis during the corresponding periods in 2009. The organic RGU growth during the 2010 periods is attributable to the growth of our (i) digital cable services, which added 267,100 and 552,900 RGUs, respectively, (ii) broadband internet services, which added 151,500 and 319,300 RGUs, respectively, and (iii) telephony services, which added 125,700 and 277,500 RGUs, respectively. The growth of our digital cable, broadband internet and telephony services was partially offset by declines in our analog cable RGUs of 372,400 and 766,100, respectively, and by other less significant declines in our DTH video and multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	organic declines in overall revenue in Austria and, to a lesser extent, Slovakia during the second quarter of 2010, as compared to the first quarter of 2010;

(ii)	organic declines in (a) subscription revenue in Hungary, Austria and Switzerland and (b) overall revenue in Hungary and Austria during the second quarter of 2010, as compared to the second quarter of 2009;

(iii)	organic declines in (a) broadband internet revenue in Switzerland and Austria and (b) telephony revenue in Switzerland during the second quarter of 2010, as compared to the first quarter of 2010;

(iv)	organic declines in (a) video revenue in Hungary and the Czech Republic and (b) broadband internet revenue in Austria, Hungary and Switzerland during the second quarter of 2010, as compared to the second quarter of 2009;

(v)	an organic decline in RGUs in Romania and, to a lesser extent, Hungary, Slovakia and Puerto Rico during the second quarter of 2010;

(vi)	organic declines in video RGUs in all of our European markets except Poland and in Puerto Rico during the second quarter of 2010; and

(vii)	organic declines in the average monthly subscription revenue per average RGU (ARPU) in Hungary, Austria, the Czech Republic and, to a lesser extent, Puerto Rico, Switzerland and Slovakia during the second quarter of 2010, as compared to the second quarter of 2009.

On February 27, 2010, certain areas served by VTR’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of homes destroyed by the earthquake, service has been restored to substantially all of the homes within VTR’s network footprint. The lost revenue associated with (i) the temporary service outages and the destroyed or adversely impacted homes, and (ii) VTR’s allowance of free telephone usage during the weeks following the earthquake, resulted in an estimated $3.7 million decrease in VTR’s revenue during the first quarter of 2010. In addition, the earthquake led to (i) an estimated $0.8 million increase in certain operating and selling, general and administrative expenses, (ii) a $2.2 million impairment loss and (iii) other adverse impacts on VTR’s results of operations that are less quantifiable. During the second quarter of 2010, the adverse effects of the earthquake were not material to VTR’s standalone or our consolidated results of operations. Although the impact of the earthquake, in combination with competitive and economic factors, could adversely impact VTR’s results of operations in future periods, we do not expect any such impacts to be material in relationship to VTR’s standalone or our consolidated operations.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, economic and, to a lesser extent, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from broadband internet and telephony services during the second quarter of 2010, as compared to the second quarter of 2009. These declines generally were mitigated by the positive impacts of (i) increased digital cable RGUs and other improvements in our RGU mix and (ii) the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

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

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory or economic developments could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Material Changes in Financial Condition—Condensed Consolidated Cash Flow Statements below.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the six months ended June 30, 2010 was to the euro as 56.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide B2B services. At June 30, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Unitymedia’s broadband communications operations are reported in our Germany segment, while Unitymedia’s DTH operations are included in our corporate and other category. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico, (b) video programming and other services in Europe and Argentina and (c) DTH operations in Germany and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 15 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 31, 2010 and 2009 at the end of this section.

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

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$293.9	$—	$293.9	N.M.	N.M.
The Netherlands	274.3	277.4	(3.1)	(1.1)	5.8
Switzerland	250.5	248.7	1.8	0.7	0.5
Other Western Europe	194.7	202.6	(7.9)	(3.9)	2.9

Total Western Europe	1,013.4	728.7	284.7	39.1	43.5

Central and Eastern Europe	264.8	270.7	(5.9)	(2.2)	(0.2)
Central operations	0.5	0.3	0.2	N.M.	N.M.

Total UPC Broadband Division	1,278.7	999.7	279.0	27.9	31.7
Telenet (Belgium)	410.2	397.7	12.5	3.1	10.5
VTR (Chile)	191.3	172.7	18.6	10.8	3.9
Austar (Australia)	156.5	127.6	28.9	22.6	5.8
Corporate and other	156.4	131.6	24.8	18.8	21.6
Intersegment eliminations	(20.4)	(18.1)	(2.3)	(12.7)	(21.2)

Total	$2,172.7	$1,811.2	$361.5	20.0	22.0

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$510.7	$—	$510.7	N.M.	N.M.
The Netherlands	569.8	544.3	25.5	4.7	5.1
Switzerland	510.8	486.8	24.0	4.9	0.6
Other Western Europe	408.9	397.0	11.9	3.0	3.4

Total Western Europe	2,000.2	1,428.1	572.1	40.1	38.9

Central and Eastern Europe	550.9	524.6	26.3	5.0	(1.0)
Central operations	0.7	0.3	0.4	N.M.	N.M.

Total UPC Broadband Division	2,551.8	1,953.0	598.8	30.7	28.2
Telenet (Belgium)	849.3	771.9	77.4	10.0	10.5
VTR (Chile)	373.3	328.5	44.8	13.6	1.9
Austar (Australia)	312.9	236.1	76.8	32.5	5.8
Corporate and other	305.6	256.0	49.6	19.4	16.6
Intersegment eliminations	(41.3)	(36.8)	(4.5)	(12.2)	(13.0)

Total	$4,351.6	$3,508.7	$842.9	24.0	19.7

(a)	Represents the revenue of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through June 30, 2010.

N.M.— Not Meaningful.

Germany. The revenue increase for our Germany segment during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, is entirely attributable to the January 28, 2010 Unitymedia Acquisition and accordingly, we do not separately discuss the change in the revenue of our Germany segment. Our Germany segment’s subscription revenue includes revenue from multi-year bulk agreements with operators of in-building networks (level 4 operators), housing associations and landlords that provide access to more than half of Unitymedia’s analog cable subscribers. The 20 largest of these agreements accounted for an estimated 6% to 8% of our Germany segment’s total revenue (including amounts billed directly by Unitymedia to the building occupants for premium cable, internet and telephony services) during the period from January 28, 2010 to June 30, 2010. No assurance can be given that Unitymedia’s bulk agreements with level 4 operators, housing associations and landlords will be renewed or extended on financially equivalent terms or at all. Our Germany segment’s non-subscription revenue includes fees received for the carriage of channels on Unitymedia’s analog and digital cable services. These fees, which represented approximately 8% of our Germany segment’s total revenue during the period from January 28, 2010 to June 30, 2010, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2010 through 2013. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

The Netherlands. The Netherlands’ revenue decreased $3.1 million or 1.1% during the three months ended June 30, 2010 and increased $25.5 million or 4.7% during the six months ended June 30, 2010, as compared to the corresponding periods in 2009. Excluding the effects of FX, the Netherlands’ revenue increased $16.2 million or 5.8% and $27.7 million or 5.1%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) higher ARPU and (ii) a higher average numbers of RGUs. ARPU increased during the three and six month ended June 30, 2010, as compared to the corresponding periods in 2009, as the positive impacts of (i) improvements in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) January 2010 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products, were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from telephony services, due primarily to somewhat lower telephony call volumes and changes in subscriber calling patterns, and (c) lower ARPU from broadband internet services, due primarily to higher proportions of customers selecting lower-priced tiers of service. The increases in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of digital cable, broadband internet and telephony RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in the Netherlands’ average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The Netherlands’ non-subscription revenue increased slightly during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

For information concerning potential adverse impacts on ARPU and revenue from analog cable services as a result of regulatory developments in the Netherlands, see note 14 to our condensed consolidated financial statements.

Switzerland. Switzerland’s revenue increased $1.8 million or 0.7% and $24.0 million or 4.9% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Switzerland’s revenue increased $1.3 million or 0.5% and $3.0 million or 0.6%, respectively. These increases are attributable to increases in non-subscription revenue that were partially offset by slight decreases in subscription revenue. The slight decreases in subscription revenue reflect (i) slight decreases in ARPU, (ii) a slight increase in the average number of RGUs during the three-month period and (iii) a slight decrease in the average number of RGUs during the six-month period. The slight declines in ARPU are due primarily to the net impact of (i) the adverse effects of competition, (ii) lower ARPU from telephony services, due primarily to lower telephony call volumes and changes in subscriber calling patterns, (iii) lower ARPU from broadband internet services, due primarily to increases in the proportion of broadband internet subscribers selecting lower-priced tiers of service, (iv) improvements in Switzerland’s RGU mix, attributable to higher proportions of digital cable and, to a lesser extent, broadband internet and telephony RGUs and (v) increased revenue from premium digital services and products. The negative effect of the declines in ARPU from broadband internet and telephony services led to organic declines in Switzerland’s revenue from each of these services during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. The changes in the average numbers of RGUs are attributable to the net impact of (i) decreases in the average numbers of analog cable RGUs and (ii) increases in the average numbers of digital cable, broadband internet and telephony RGUs. The declines in the average numbers of Switzerland’s analog cable RGUs are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. The increases in Switzerland’s non-subscription revenue are largely attributable to increases in (i) B2B revenue, due primarily to growth in business broadband internet and telephony services and (ii) installation revenue.

Other Western Europe. Other Western Europe’s revenue decreased $7.9 million or 3.9% during the three months ended June 30, 2010 and increased $11.9 million or 3.0% during the six months ended June 30, 2010, as compared to the corresponding periods in 2009. Excluding the effects of FX, Other Western Europe’s revenue increased $5.9 million or 2.9% and $13.5 million or 3.4%, respectively. These increases are attributable to increases in both subscription and non-subscription revenue. The increases in subscription revenue during the three and six months ended June 30, 2010 are attributable to the net effect of (i) higher average numbers of RGUs and (ii) lower ARPU. The increases in subscription revenue in Other Western Europe are net of (i) declines in revenue from broadband internet and, to a lesser extent, telephony services in Austria and (ii) during the six-month period, a slight decline in revenue from video services in Ireland. The revenue declines in Austria, which are largely attributable to increased competition, led to decreases in subscription and overall revenue during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. The increases in Other Western Europe’s average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs led to declines in the average numbers of total video RGUs in Other Western Europe during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. ARPU decreased in our Other Western Europe segment during the 2010 periods, due primarily to the negative impacts of (i) competition, (ii) fewer subscriptions to premium digital products and services and higher proportions of subscribers selecting lower-priced tiers of analog and, during the six-month period, digital cable services, (iii) lower ARPU from broadband internet services, due primarily to higher proportions of customers selecting lower-priced tiers of broadband internet services and (iv) lower ARPU from telephony services, due primarily to lower telephony call volumes and changes in subscriber calling patterns. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for certain analog cable, digital cable, broadband internet and telephony services. The increases in Other Western Europe’s non-subscription revenue during the three and six months ended June 30, 2010 are primarily attributable to increases in B2B revenue, including, during the six-month period, the positive impact of a first quarter 2010 settlement with the incumbent telecommunications operator in Austria.

Central and Eastern Europe. Central and Eastern Europe’s revenue decreased $5.9 million or 2.2% during the three months ended June 30, 2010 and increased $26.3 million or 5.0% during the six months ended June 30, 2010, as compared to the corresponding periods in 2009. The increase for the six-month period includes $0.5 million attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Central and Eastern Europe’s revenue decreased $0.6 million or 0.2% and $5.5 million or 1.1%, respectively, as decreases in subscription revenue were only partially offset by increases in non-subscription revenue. The decreases in subscription revenue during the 2010 periods are attributable to the net effect of (i) lower ARPU and (ii) higher average numbers of RGUs. ARPU decreased in our Central and Eastern Europe segment during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, due primarily to the negative impacts of (i) competition, (ii) higher proportions of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog cable revenue from premium video services and products and (iv) lower ARPU from telephony services, due primarily to lower telephony call volumes and changes in subscriber calling patterns. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) higher digital cable revenue from premium video services and products. The increases in Central and Eastern Europe’s average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, broadband internet, telephony and, to a lesser extent, DTH video RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in each country within our Central and Eastern Europe segment during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. Non-subscription revenue in our Central and Eastern Europe segment increased during the 2010 periods, as (i) increases in interconnect revenue, primarily in Poland, and (ii) slight increases in revenue from B2B services in Poland, Hungary, Slovakia and the Czech Republic were only partially offset by decreases in revenue from B2B services in Romania.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Hungary and Romania. In response to the competition in Hungary and Romania, we have implemented aggressive pricing and marketing strategies. In Hungary, competition, including competition from a competitor that, as of June 30, 2010, has overbuilt approximately half of our broadband communications network in Hungary, has contributed to declines during the second quarter of 2010 in (i) video, broadband internet and overall revenue, and (ii) ARPU, each as compared to the corresponding period in 2009. In Romania, competition contributed to organic declines in video, broadband internet and telephony RGUs during the second quarter of 2010. The organic decline in Romania’s video RGUs is largely attributable to the loss of analog cable subscribers to competitors following the expiration of loyalty contracts. Despite the fact that we have increased our subscriber retention efforts in Romania, we believe that competitive factors will continue to adversely impact our ability to retain analog cable customers in Romania, particularly given that (i) a significant number of loyalty contracts are scheduled to expire during the 12-month period ending June 30, 2011 and (ii) the Romanian government recently passed legislation that, effective July 20, 2010, allows customers to break loyalty contracts without paying a penalty. In addition, a July 1, 2010 increase in Romania’s value added tax from 19% to 24% may make it more difficult to maintain or increase our ARPU in Romania. Competition also has impacted the Czech Republic and Slovakia during the second quarter of 2010, as lower average numbers of video RGUs led to organic declines in revenue from video services in each of these countries, as compared to the second quarter of 2009. We expect that we will continue to experience significant competition in future periods in Hungary, Romania and other markets within Central and Eastern Europe.

During second quarter of 2010, we turned nearly 200,000 satellite dishes of Luxco DTH customers in connection with Luxco DTH’s migration to a new satellite. We will continue these dish-turning activities during the second half of 2010. We cannot predict the extent, if any, that the disruption associated with these dish-turning activities will impact Luxco DTH’s revenue, RGUs and operating results.

Telenet (Belgium). Telenet’s revenue increased $12.5 million or 3.1% and $77.4 million or 10.0% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. The increase for the six month period includes $16.1 million attributable to the impact of acquisitions. Excluding the effects of the acquisitions and FX, Telenet’s revenue increased $32.1 million or 8.1% and $65.2 million or 8.4%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) increases in ARPU and (ii) a higher average number of RGUs. ARPU increased as the positive impacts of (i) an improvement in Telenet’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) an increase in revenue from premium digital cable services and (iii) February 2009 and 2010 price increases for certain analog and digital cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, (b) lower ARPU from broadband internet services, due primarily to an increase in the proportion of customers selecting lower-priced tiers of service, and (c) lower ARPU from telephony services, due primarily to lower call volume and a change in subscriber calling patterns. The increases in the average numbers of RGUs primarily are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. Telenet’s non-subscription revenue increased during the three and six months ended June 30, 2010, as compared to the corresponding prior year periods, due primarily to the increases in mobile telephony revenue that were only partially offset by decreases in installation revenue.

VTR (Chile). As further described in Overview above, the February 27, 2010 earthquake in Chile had an adverse impact on VTR’s revenue, RGU base and ARPU during the first quarter of 2010. VTR’s revenue increased $18.6 million or 10.8% and $44.8 million or 13.6% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s revenue increased $6.7 million or 3.9% and $6.2 million or 1.9%, respectively. These increases are attributable to increases in subscription revenue and, to a lesser extent, non-subscription revenue. The increases in subscription revenue during the three and six months ended June 30, 2010 are attributable to higher average numbers of RGUs, partially offset, during the six-month period, by lower ARPU. ARPU was relatively unchanged during the 2010 three-month period, as compared to the corresponding period in 2009. The increases in the average number of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. VTR’s ARPU during the 2010 periods reflects the net effect of (i) competition, particularly from the incumbent telecommunications operator in Chile, (ii) higher proportions of subscribers selecting lower-priced tiers of video, broadband internet and telephony service, (iii) the negative impact of credits provided to customers in the weeks following the earthquake, (iv) improvements in VTR’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, and (v) increases due to inflation and other price adjustments for certain telephony services. The increase in VTR’s non-subscription revenue is attributable to (i) increases in installation revenue and (ii) net increases resulting from individually insignificant changes in other non-subscription revenue categories.

Austar (Australia). Austar’s revenue increased $28.9 million or 22.6% and $76.8 million or 32.5% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s revenue increased $7.4 million or 5.8% and $13.7 million or 5.8%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) the positive impact of higher ARPU and (ii) higher average numbers of DTH video RGUs during the 2010 periods. The increases in ARPU are primarily attributable to (i) February 2010 and March 2009 price increases for certain DTH video services and (ii) higher penetration of premium services, such as digital video recorders. Austar’s non-subscription revenue remained relatively unchanged during the 2010 three-month period and decreased slightly during the 2010 six-month period, each as compared to the corresponding period in 2009. The decrease during the 2010 six-month period is due primarily to a decline in revenue from mobile telephony services.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$68.5	$—	$68.5	N.M.	N.M.
The Netherlands	81.8	87.3	(5.5)	(6.3)	0.3
Switzerland	78.5	74.5	4.0	5.4	5.3
Other Western Europe	77.2	77.4	(0.2)	(0.3)	6.9

Total Western Europe	306.0	239.2	66.8	27.9	32.6

Central and Eastern Europe	101.3	101.9	(0.6)	(0.6)	1.4
Central operations	11.9	9.3	2.6	28.0	27.7

Total UPC Broadband Division	419.2	350.4	68.8	19.6	23.4
Telenet (Belgium)	144.3	136.0	8.3	6.1	13.6
VTR (Chile)	79.6	73.3	6.3	8.6	1.8
Austar (Australia)	79.2	63.4	15.8	24.9	7.8
Corporate and other	95.3	80.8	14.5	17.9	19.1
Intersegment eliminations	(20.1)	(18.6)	(1.5)	(8.1)	(14.6)

Total operating expenses excluding stock-based compensation expense	797.5	685.3	112.2	16.4	17.5

Stock-based compensation expense	3.2	1.9	1.3	68.4

Total	$800.7	$687.2	$113.5	16.5

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$126.5	$—	$126.5	N.M.	N.M.
The Netherlands	173.5	170.3	3.2	1.9	2.2
Switzerland	156.6	146.9	9.7	6.6	2.4
Other Western Europe	161.5	152.0	9.5	6.3	6.7

Total Western Europe	618.1	469.2	148.9	31.7	30.7

Central and Eastern Europe	209.8	194.7	15.1	7.8	1.9
Central operations	23.9	24.4	(0.5)	(2.0)	(3.2)

Total UPC Broadband Division	851.8	688.3	163.5	23.8	21.3
Telenet (Belgium)	299.9	268.5	31.4	11.7	12.1
VTR (Chile)	159.9	143.3	16.6	11.6	(0.1)
Austar (Australia)	161.2	118.8	42.4	35.7	8.3
Corporate and other	191.2	158.6	32.6	20.6	16.8
Intersegment eliminations	(41.0)	(36.3)	(4.7)	(12.9)	(13.2)

Total operating expenses excluding stock-based compensation expense	1,623.0	1,341.2	281.8	21.0	15.7

Stock-based compensation expense	5.5	4.4	1.1	25.0

Total	$1,628.5	$1,345.6	$282.9	21.0

(a)	Represents the operating expenses of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through June 30, 2010.

N.M.— Not Meaningful.

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

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $68.8 million or 19.6% and $163.5 million or 23.8% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $73.8 million and $129.2 million, respectively, attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $8.3 million or 2.4% and $17.5 million or 2.5%, respectively. These increases include the following factors:

•

Increases in programming and related costs of $11.0 million or 13.6% and $16.2 million or 10.0%, respectively, due primarily to (i) growth in digital cable services, predominantly in the Netherlands, Ireland and Poland, and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts, primarily in Poland, Hungary, the Czech Republic and Switzerland;

•	Decreases in bad debt and collection expenses of $5.2 million and $12.0 million, respectively, due largely to improved collection experience in the Czech Republic, the Netherlands and Hungary;

•

An increase during the six-month period in network related expenses of $10.1 million or 12.3%, due largely to (i) higher energy costs in the Netherlands and the Czech Republic and (ii) higher costs associated with the refurbishment of customer premise equipment in the Netherlands and Poland. The higher energy costs in the Netherlands are due primarily to an energy tax refund that was received during the first quarter of 2009. Network related expenses remained relatively unchanged during the three-month period;

•

An increase in outsourced labor and professional fees of $1.8 million or 11.3% and $4.5 million or 14.2%, respectively, due largely to (i) costs incurred in connection with the centralization of Luxco DTH’s operations and (ii) higher outsourced labor associated with customer facing activities, primarily in Switzerland; and

•	A decrease in personnel costs of $1.5 million or 2.1% and $3.4 million or 2.5%, respectively, due primarily to an increase in personnel and related costs allocable to capital activities.

During the second quarter of 2010, Unitymedia recorded adjustments to conform to our policies for the capitalization of property and equipment. These adjustments, which generally involve the capitalization of costs associated with the replacement of portions of Unitymedia’s network, resulted in a $7.4 million decrease to Unitymedia’s operating expenses, including $3.0 million related to the period ended March 31, 2010.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $8.3 million or 6.1% and $31.4 million or 11.7% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $7.0 million and $12.6 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $11.5 million or 8.5% and $19.9 million or 7.4%, respectively. These increases include the following factors:

•	Increase in interconnect and access costs of $5.0 million or 27.6% and $7.9 million or 22.7%, respectively, primarily due to growth in the number of mobile and fixed-line telephony subscribers;

•	Increases in mobile telephony handset costs of $3.7 million and $6.6 million, attributable to the success of mobile telephony calling plan promotions involving free or heavily discounted handsets;

•

Decreases in outsourced labor of $4.9 million or 23.3% and $5.9 million or 16.2%, respectively, due primarily to (i) decreased expenses associated with customer-facing activities and (ii) the insourcing of customer care and network operations functions;

•

Increases in bad debt expense of $1.4 million and $4.5 million, respectively, due primarily to the impact of (i) difficult economic conditions and (ii) during the six-month period, certain favorable settlements that occurred during the first quarter of 2009;

•

Increases in programming and related costs of $0.7 million or 1.8% and $3.7 million or 4.9%, respectively, due primarily to growth in digital cable services that was only partially offset by the impact of lower negotiated rates for programming content;

•

Increases in personnel costs of $2.0 million or 8.8% and $3.3 million or 7.4%, respectively, due primarily to (i) increased staffing levels, primarily related to the insourcing of customer care and network operations functions, and (ii) annual wage increases; and

•	Individually insignificant changes in other operating expense categories.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $6.3 million or 8.6% and $16.6 million or 11.6% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s operating expenses increased $1.3 million or 1.8% during the 2010 three-month period and remained relatively unchanged during the 2010 six-month period, due primarily to:

•	Decreases in network-related expenses of $1.8 million or 17.9% and $3.2 million or 17.1%, respectively, due primarily to lower tariff rates for pole rentals;

•

Increases in programming and related costs of $1.2 million or 5.5% and $1.6 million or 3.5%, respectively, as increases associated with growth in digital cable services were only partially offset by decreases associated with foreign currency exchange rate fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S dollars;

•	Decreases in interconnect and access costs of $0.2 million or 2.0% and $1.6 million or 6.5%, respectively, due primarily to decreases associated with lower tariff rates and call volumes; and

•	Net increases resulting from individually insignificant changes in other operating expense categories.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $15.8 million or 24.9% and $42.4 million or 35.7%, during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s operating expenses increased $4.9 million or 7.8% and $9.8 million or 8.3%, respectively. These increases are primarily attributable to increases in programming and related costs of $4.5 million or 8.2% and $9.1 million or 8.9%, respectively, due primarily to (i) increased costs related to delivery of additional high definition programming channels, (ii) increased monthly costs associated with the launch of a new satellite during the fourth quarter of 2009 and (iii) a higher average number of DTH video RGUs.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$56.4	$—	$56.4	N.M.	N.M.
The Netherlands	33.0	30.9	2.1	6.8	14.5
Switzerland	37.4	35.3	2.1	5.9	5.4
Other Western Europe	31.1	30.9	0.2	0.6	7.5

Total Western Europe	157.9	97.1	60.8	62.6	67.0

Central and Eastern Europe	34.4	33.3	1.1	3.3	3.3
Central operations	28.1	25.1	3.0	12.0	21.5

Total UPC Broadband Division	220.4	155.5	64.9	41.7	46.1
Telenet (Belgium)	57.2	53.3	3.9	7.3	15.4
VTR (Chile)	31.8	29.2	2.6	8.9	2.3
Austar (Australia)	23.9	18.4	5.5	29.9	12.4
Corporate and other	57.2	56.7	0.5	0.9	(0.2)
Inter-segment eliminations	(0.3)	0.5	(0.8)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	390.2	313.6	76.6	24.4	26.1

Stock-based compensation expense	29.5	31.4	(1.9)	(6.1)

Total	$419.7	$345.0	$74.7	21.7

	Six months ended June 30,		Increase		Increase excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$95.5	$—	$95.5	N.M.	N.M.
The Netherlands	67.6	62.1	5.5	8.9	9.4
Switzerland	77.5	70.5	7.0	9.9	5.3
Other Western Europe	62.4	61.9	0.5	0.8	1.3

Total Western Europe	303.0	194.5	108.5	55.8	54.4

Central and Eastern Europe	70.1	64.5	5.6	8.7	1.9
Central operations	52.7	51.6	1.1	2.1	3.6

Total UPC Broadband Division	425.8	310.6	115.2	37.1	35.1
Telenet (Belgium)	118.4	104.4	14.0	13.4	14.2
VTR (Chile)	63.4	53.6	9.8	18.3	6.2
Austar (Australia)	44.2	34.0	10.2	30.0	3.8
Corporate and other	116.9	107.0	9.9	9.3	7.4
Inter-segment eliminations	(0.3)	(0.5)	0.2	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	768.4	609.1	159.3	26.2	22.4

Stock-based compensation expense	61.2	54.4	6.8	12.5

Total	$829.6	$663.5	$166.1	25.0

(a)	Represents the SG&A expenses of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through June 30, 2010.

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

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $64.9 million or 41.7% and $115.2 million or 37.1%, respectively, during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. These increases include $57.1 million and $99.5 million, respectively, attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses increased $14.6 million or 9.4% and $9.4 million or 3.0%, respectively. These increases include the following factors:

•	Increases in personnel costs of $5.3 million or 7.9% and $5.5 million or 4.0%, due largely to increased marketing staffing levels in Switzerland and the Netherlands;

•

Increases in outsourced labor and professional fees of $2.0 million and $4.6 million, due largely to (i) an increase in consulting activities related to sales and marketing and information technology activities in Switzerland and the UPC Broadband Division’s central operations and (ii) costs associated with the centralization of Luxco DTH operations; and

•

An increase (decrease) in sales and marketing costs of $5.2 million or 10.9% and ($1.7 million) or (1.8%), due primarily to the net effect of (i) higher marketing expenditures in the Netherlands due largely to campaigns promoting high definition programming, (ii) higher costs associated with rebranding efforts in Ireland and (iii) during the six-month period, a decrease representing the difference between the sales commissions included in the Unitymedia acquisition effect and the actual sales commissions incurred by Unitymedia during the period following the acquisition date. For information regarding our approach to estimating the effects of acquisitions, see Material Changes in Results of Operations above.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $3.9 million or 7.3% and $14.0 million or 13.4% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $4.3 million and $8.6 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $3.9 million or 7.3% and $6.2 million or 6.0%, respectively. These increases include the following factors:

•

Increases in personnel costs of $2.0 million or 11.2% and $4.2 million or 11.7%, respectively, due primarily to (i) higher severance costs, (ii) increased staffing levels and (iii) annual wage increases;

•	Increases in sales and marketing costs of $3.4 million or 17.4% and $3.2 million or 8.1%, respectively, due primarily to increased marketing activities;

•

Decreases in professional fees of $3.3 million or 33.8% and $3.6 million or 20.2%, respectively, as the amount of consulting costs associated with strategic and financial initiatives declined from the amounts incurred during the 2009 periods; and

•	Net increases resulting from individually insignificant changes in other operating expense categories.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $2.6 million or 8.9% and $9.8 million or 18.3%, during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s SG&A expenses increased $0.7 million or 2.3% and $3.3 million or 6.2%, respectively. These increases include the following factors:

•

Increases in personnel costs of $1.0 million or 8.9% and $2.6 million or 12.4%, respectively, due primarily to (i) higher severance costs, (ii) higher bonus costs and (iii) increased sales commissions;

•	Increase in sales and marketing costs of $0.5 million or 6.0% and $1.6 million or 10.2%, due primarily to higher sales commissions that were partially offset by decreases in marketing efforts; and

•	Net decreases resulting from individually insignificant changes in other SG&A expense categories.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $5.5 million or 29.9% and $10.2 million or 30.0%, during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s SG&A expenses increased $2.3 million or 12.4% and $1.3 million or 3.8%, respectively. These increases are attributable to increases in sales and marketing costs of $1.7 million or 21.3% and $1.7 million or 11.8%, respectively, due primarily to (i) higher sales commissions and (ii) an increase during the second quarter of 2010 in marketing efforts.

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

Operating Cash Flow

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$169.0	$—	$169.0	N.M.	N.M.
The Netherlands	159.5	159.2	0.3	0.2	7.2
Switzerland	134.6	138.9	(4.3)	(3.1)	(3.3)
Other Western Europe	86.4	94.3	(7.9)	(8.4)	(1.9)

Total Western Europe	549.5	392.4	157.1	40.0	44.4

Central and Eastern Europe	129.1	135.5	(6.4)	(4.7)	(3.7)
Central operations	(39.5)	(34.1)	(5.4)	(15.8)	(22.7)

Total UPC Broadband Division	639.1	493.8	145.3	29.4	32.7
Telenet (Belgium)	208.7	208.4	0.3	0.1	7.2
VTR (Chile)	79.9	70.2	9.7	13.8	6.8
Austar (Australia)	53.4	45.8	7.6	16.6	0.3
Corporate and other	3.9	(5.9)	9.8	N.M.	N.M.

Total	$985.0	$812.3	$172.7	21.3	23.5

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$288.7	$—	$288.7	N.M.	N.M.
The Netherlands	328.7	311.9	16.8	5.4	5.8
Switzerland	276.7	269.4	7.3	2.7	(1.5)
Other Western Europe	185.0	183.1	1.9	1.0	1.4

Total Western Europe	1,079.1	764.4	314.7	41.2	39.9

Central and Eastern Europe	271.0	265.4	5.6	2.1	(4.2)
Central operations	(75.9)	(75.7)	(0.2)	(0.3)	(0.5)

Total UPC Broadband Division	1,274.2	954.1	320.1	33.5	30.8
Telenet (Belgium)	431.0	399.0	32.0	8.0	8.5
VTR (Chile)	150.0	131.6	18.4	14.0	2.3
Austar (Australia)	107.5	83.3	24.2	29.1	3.2
Corporate and other	(2.5)	(9.6)	7.1	N.M.	N.M.

Total	$1,960.2	$1,558.4	$401.8	25.8	21.9

(a)	Represents the operating cash flow of Unitymedia’s broadband communications operations from the January 28, 2010 acquisition date through June 30, 2010.

N.M. — Not Meaningful.

Operating Cash Flow Margin

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	%
UPC Broadband Division:
Germany	57.5	—	56.5	—
The Netherlands	58.1	57.4	57.7	57.3
Switzerland	53.7	55.9	54.2	55.3
Other Western Europe	44.4	46.5	45.2	46.1

Total Western Europe	54.2	53.8	53.9	53.5

Central and Eastern Europe	48.8	50.1	49.2	50.6

Total UPC Broadband Division, including central operations	50.0	49.4	49.9	48.9
Telenet (Belgium)	50.9	52.4	50.7	51.7
VTR (Chile)	41.8	40.6	40.2	40.1
Austar (Australia)	34.1	35.9	34.4	35.3

While the operating cash flow margins of the Netherlands improved, competitive, economic and other factors have resulted in declines in the operating cash flow margins of most of our other reportable segments during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. During the 2010 periods, foreign currency impacts associated with non-functional currency expenses had a positive impact on our operating cash flow margins in Chile and a negative impact on our operating cash flow margins in Central and Eastern Europe. In addition, the February 27, 2010 earthquake in Chile had a negative impact on VTR’s operating cash flow margins during the first quarter of 2010. Unitymedia’s operating cash flow margin for the second quarter of 2010 was positively impacted by adjustments recorded by Unitymedia to conform to our policies for the capitalization of property and equipment, as further discussed under Discussion and Analysis of our Reportable Segments—Operating Expenses of our Reportable Segments above. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$1,088.0	$869.7	$218.3	25.1	25.7	2.9
Broadband internet	465.6	428.6	37.0	8.6	11.9	6.1
Telephony	268.4	230.8	37.6	16.3	19.2	4.2

Total subscription revenue	1,822.0	1,529.1	292.9	19.2	20.9	4.0
Other revenue (b)	371.1	300.2	70.9	23.6	27.5	10.6
Intersegment eliminations	(20.4)	(18.1)	(2.3)	(12.7)	(21.2)	(21.2)

Total	$2,172.7	$1,811.2	$361.5	20.0	22.0	4.9

	Six months ended June 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$2,173.8	$1,681.9	$491.9	29.2	23.5	2.8
Broadband internet	946.8	831.0	115.8	13.9	11.0	5.7
Telephony	539.2	450.8	88.4	19.6	16.6	3.2

Total subscription revenue	3,659.8	2,963.7	696.1	23.5	19.0	3.7
Other revenue (b)	733.1	581.8	151.3	26.0	22.9	8.8
Intersegment eliminations	(41.3)	(36.8)	(4.5)	(12.2)	(13.0)	(13.0)

Total	$4,351.6	$3,508.7	$842.9	24.0	19.7	4.4

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $361.5 million and $842.9 million during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $308.8 million and $534.7 million attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $89.0 million or 4.9% and $155.6 million or 4.4%, respectively.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $61.1 million or 4.0% and $108.9 million or 3.7% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases are attributable to (i) increases in subscription revenue from video services of $25.2 million or 2.9% and $46.8 million or 2.8%, respectively, as the impact of higher ARPU from video services was only partially offset by declines in the average numbers of video RGUs, (ii) increases in subscription revenue from broadband internet services of $26.1 million or 6.1% and $47.6 million or 5.7%, respectively, as the impact of increases in the average numbers of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) increases in subscription revenue from telephony services of $9.8 million or 4.2% and $14.6 million or 3.2%, respectively, as the impact of increases in the average numbers of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $31.7 million or 10.6% and $51.4 million or 8.8% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases are primarily attributable to (i) increases in revenue from Chellomedia’s relatively low-margin advertising resale operations and (ii) less significant increases in mobile telephony, B2B, programming and interconnect revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments—Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $113.5 million and $282.9 million during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $89.7 million and $150.6 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.3 million and $1.1 million during the three and six months ended June 30, 2010, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $29.9 million or 4.4% and $60.2 million or 4.5% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. As discussed in more detail under Discussion and Analysis of Reportable Segments—Operating Expenses above, these increases generally reflects the net impact of increases in programming and other direct costs, and to a lesser extent (i) increases in mobile telephony handset costs, (ii) net increases in interconnect and access costs and (iii) less significant net decreases in other operating expense categories. A net increase in network related expenses also contributed to the increase during the six-month period.

SG&A expenses

Our SG&A expenses increased $74.7 million and $166.1 million during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $65.4 million and $113.7 million increases attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $1.9 million for the three months ended June 30, 2010 and increased $6.8 million during the six months ended June 30, 2010. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses increased $16.5 million or 5.3% and $22.6 million or 3.7% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments—SG&A Expenses above, this increase generally reflects the net impact of (i) net increases in personnel costs, (ii) net increases in sales and marketing costs and (iii) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$12.9	$18.8	$31.9	$31.0
Other LGI stock-based incentive awards	11.3	11.3	21.1	20.7

Total LGI common stock	24.2	30.1	53.0	51.7
Telenet stock-based incentive awards	4.3	0.9	5.8	1.3
Austar Performance Plan	1.7	2.6	4.8	6.9
Other	2.5	0.3	3.1	(0.5)

Total	$32.7	$33.9	$66.7	$59.4

Included in:
Continuing operations:
Operating expense	$3.2	$1.9	$5.5	$4.4
SG&A expense	29.5	31.4	61.2	54.4

Total — continuing operations	32.7	33.3	66.7	58.8
Discontinued operations	—	0.6	—	0.6

Total	$32.7	$33.9	$66.7	$59.4

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and, for the 2010 periods, LGI PSUs. The amount presented for the six months ended June 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

For additional information concerning our stock-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $83.9 million and $189.8 million during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. Excluding the effect of FX, depreciation and amortization expense increased $95.2 million or 18.8% and $155.0 million or 15.7%, respectively. These increases are due primarily to the net effect of (i) increases associated with the Unitymedia Acquisition, (ii) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) decreases associated with certain assets becoming fully depreciated, primarily in Switzerland, Hungary, the Netherlands and Belgium and (iv) decreases associated with changes in the useful lives of certain property and equipment, primarily in Switzerland, Hungary, the Netherlands, Austria, Romania and Ireland.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $34.9 million and $83.3 million during the three and six months ended June 30, 2010, respectively, compared to $123.3 million and $124.0 million during the corresponding prior year periods. The amount for the 2010 six-month period includes (i) a second quarter 2010 impairment charge of $24.5 million to reduce the carrying amount of the goodwill associated with

Chellomedia’s programming operations in central and eastern Europe, as further described in note 7 to our condensed consolidated financial statements, (ii) $45.2 million of direct acquisition costs related to the Unitymedia Acquisition, (iii) a second quarter 2010 restructuring charge of $3.5 million, representing dish-turning and duplicate satellite costs incurred in connection with Luxco DTH’s migration to a new satellite and (iv) a $2.2 million impairment representing the first quarter 2010 write-off of property and equipment that was damaged by the February 27, 2010 earthquake in Chile. The 2009 amounts include a second quarter 2009 charge of $118.8 million to reduce the carrying amount of the goodwill associated with our Romanian reporting unit.

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $384.1 million of the goodwill in the UPC Broadband Division’s Central and Eastern Europe reportable segment at June 30, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline or (ii) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

Our interest expense increased $124.9 million and $280.0 million during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. Excluding the effects of FX, interest expense increased $132.4 million and $267.1 million during the 2010 periods, respectively. These increases are primarily attributable to (i) a higher weighted average interest rate and (ii) a higher average outstanding debt balance, due largely to debt incurred in connection with the Unitymedia Acquisition. The increase in our weighted average interest rate is primarily related to (i) the higher interest rates on the Unitymedia Senior Notes and (ii) increases in interest rates on the UPC Broadband Holding Bank Facility and certain of our other variable-rate indebtedness. The increase in interest expense during the 2010 six-month period is also a function of interest expense incurred from January 28, 2010 through March 2, 2010 on the Unitymedia debt that was refinanced in connection with the pushdown of the Unitymedia Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $0.9 million and $9.1 million during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. These decreases primarily are attributable to the net impact of (i) a lower weighted average interest rate earned on our cash and cash equivalent and restricted cash balances and (ii) higher average cash and cash equivalent and restricted cash balances, due primarily to (a) the proceeds received from the sale of the J:COM Disposal Group and (b) during the six-month period, the proceeds raised in connection with certain debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition. The lower weighted average interest rate earned on our cash and restricted cash balances during the 2010 six-month period was due in part to the relatively low interest rate earned on the escrow accounts related to the Unitymedia Senior Notes, which were released from escrow on March 2, 2010. For additional information regarding the sale of the J:COM Disposal Group and the Unitymedia Acquisition, see note 3 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Cross-currency and interest rate derivative contracts (a)	$57.0	$(332.0)	$(406.3)	$(399.1)
Equity-related derivatives (b)	129.2	(53.4)	74.3	(129.1)
Foreign currency forward contracts	(34.2)	(9.0)	(29.8)	(18.8)
Other	(5.2)	0.8	(1.9)	0.9

Total	$146.8	$(393.6)	$(363.7)	$(546.1)

(a)	The gain during the 2010 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, Romanian lei and Chilean peso relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets, (iii) a loss associated with an increase in the value of the Swiss franc relative to the euro and (iv) gains associated with decreases in the values of the Hungarian forint and Polish zloty relative to the euro. The loss during the 2010 six-month period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei, Hungarian forint, Czech koruna and Polish zloty markets, (ii) gains associated with decreases in the values of the euro, Chilean peso, Romanian lei and Swiss franc relative to the U.S. dollar, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the euro and (iv) a gain associated with a decrease in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2010 periods include net gains of $25.9 million and $59.7 million, respectively, resulting from changes in our credit risk valuation adjustments, as further described in notes 5 and 6 to our condensed consolidated financial statements. The loss during the 2009 three-month period primarily is attributable to (i) losses associated with increases in the values of the Hungarian forint, Romanian lei and Czech koruna relative to the euro and (ii) losses associated with increases in the values of the euro, Swiss franc and Chilean peso relative to the U.S. dollar. The loss during the 2009 six-month period primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso and the euro relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets, (iii) gains associated with decreases in the values of the Hungarian forint, Polish zloty, Swiss franc and Czech koruna relative to the euro and (iv) losses associated with increases in the values of the Romanian lei and Chilean peso relative to the euro. In addition, the losses for the three and six months ended June 30, 2009 include credit risk valuation adjustment gains (losses) of $21.3 million and ($19.0 million), respectively.

(b)	Primarily relates to changes in the value of the Sumitomo Collar with respect to the Sumitomo shares held by our company. The gains (losses) are primarily attributable to (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar.

For additional information concerning our derivative instruments, including details of the cash payments associated therewith, see note 5 to our condensed consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
U.S. dollar denominated debt issued by European subsidiaries	$(376.5)	$138.4	$(610.9)	$19.9
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	(325.0)	155.7	(279.4)	(120.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	10.9	(27.0)	76.1	(4.9)
Yen denominated debt issued by a U.S. subsidiary	(55.1)	(29.7)	(51.7)	59.6
U.S. dollar denominated debt issued by a Latin American subsidiary	—	42.3	(18.1)	83.3
Other	(12.6)	2.6	(9.4)	(0.2)

Total	$(758.3)	$282.3	$(893.4)	$37.1

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and, during the 2010 periods, a U.S. dollar denominated loan between a Latin American subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe and, during the 2010 periods, the U.S. dollar against the Chilean peso and the euro.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	in millions
Investments (a):
Sumitomo	$(62.9)	$78.0	$0.1	$73.2
News Corp. (b)	—	13.7	—	0.1
Other, net (c)	(30.9)	17.0	(23.4)	(22.2)
Debt — UGC Convertible Notes (d)	64.9	(21.4)	47.0	16.1

Total	$(28.9)	$87.3	$23.7	$67.2

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Amounts primarily relate to changes in the fair value of Chellomedia’s investment in Canal+ Cyfrowy Sp zoo (Cyfra+) that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(d)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars.

Income tax expense

We recognized income tax expense of $26.1 million and income tax benefit of $29.4 million during the three months ended June 30, 2010 and 2009, respectively.

The income tax expense during the three months ended June 30, 2010 differs from the expected income tax benefit of $220.6 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends, and other items associated with investments in subsidiaries and (iv) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.

The income tax expense during the three months ended June 30, 2009 differs from the expected income tax benefit of $30.3 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans and (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions. The positive impacts of these items were partially offset by the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate and (ii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

We recognized income tax expense of $42.8 million and income tax benefit of $10.6 million during the six months ended June 30, 2010 and 2009, respectively.

The income tax expense during the six months ended June 30, 2010 differs from the expected income tax benefit of $436.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iv) certain permanent differences between the financial and tax accounting treatment of interest, dividends, and other items associated with investments in subsidiaries. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.

The income tax benefit during the six months ended June 30, 2009 differs from the expected income tax benefit of $152.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (iii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit, and (iv) certain permanent differences between the financial and tax accounting treatment of interest, and other items. The negative impacts of these items were partially offset by the positive impact of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries.

On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the expected 2010 income tax impacts of this transaction, see note 3 to our condensed consolidated financial statements.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended June 31, 2010 and 2009, we reported a loss from continuing operations of $656.3 million and $57.3 million, respectively, including (i) operating income of $326.5 million and $148.7 million, respectively, and (ii) non-operating expense of $956.7 million and $235.4 million, respectively. During the six months ended June 30, 2010 and 2009, we reported a loss from continuing operations of $1,289.6 million and $425.7 million, respectively, including (i) operating income of $630.1 million and $385.3 million, respectively, and (ii) non-operating expenses of $1,876.9 million and $821.6 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $47.6 million during the six months ended June 30, 2010 relate to the operations of the J:COM Disposal Group. Our earnings from discontinued operations, net of taxes, of $58.3 million and $183.0 million during the three and six months ended June 30, 2009, respectively, relate to the operations of UPC Slovenia and the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,372.6 million during the six months ended June 30, 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. For additional information, see note 3 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $84.5 million and $69.6 million during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. These decreases are primarily attributable to the net effect of (i) decreases resulting from the February 18, 2010 sale of the J:COM Disposal Group and (ii) declines in the results of operations of Telenet, Austar and, for the three-month period, VTR. An improvement in VTR’s results of operations partially offset the decrease for the six-month period.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2010. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2010 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$1,468.0
Non-operating subsidiaries	1,100.6

Total LGI and non-operating subsidiaries	2,568.6

Operating subsidiaries:
Telenet	488.7
VTR	142.4
UPC Holding (excluding VTR)	115.9
Unitymedia	99.4
Austar	58.5
Chellomedia	18.8
Liberty Puerto Rico	11.8
Other operating subsidiaries	3.3

Total operating subsidiaries	938.8

Total cash and cash equivalents	$3,507.4

Liquidity of LGI and its Non-operating Subsidiaries

The $1,468.0 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,100.6 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2010. Our remaining cash and cash equivalents of $938.8 million at June 30, 2010 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information regarding a capital distribution that is expected to be paid by Telenet during the third quarter of 2010, see note 10 to our condensed consolidated financial statements.

We repurchased during the first six months of 2010 a total of 13,818,131 shares of our LGI Series A common stock at a weighted average price of $26.59 per share and 7,901,033 shares of our LGI Series C common stock at a weighted average price of $26.57 per share, for an aggregate purchase price of $577.4 million, including direct acquisition costs. On June 16, 2010, our board of directors authorized a $250 million increase to our current stock repurchase program. At June 30, 2010, the remaining amount authorized under this program was $211.5 million.

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

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2010, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our June 30, 2010 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2010 was 5.2. In addition, the ratio of our June 30, 2010 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended June 30, 2010 was 4.3.

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

At June 30, 2010, our outstanding consolidated debt and capital lease obligations aggregated $20.4 billion, including $483.4 million that is classified as current in our condensed consolidated balance sheet and $17.8 billion that is due in 2014 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions completed during 2010 that have resulted in the extension of our subsidiaries’ debt maturities, see note 8 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets, in combination with weak economic conditions and/or any adverse regulatory developments, could impact our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies, could adversely impact our cash flows and liquidity.

At June 30, 2010, $19.7 billion of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at June 30, 2010, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

General. During the six months ended June 30, 2010, we used net cash provided by our operating activities of $985.3 million to fund net cash used by our investing activities of $308.2 million, net cash used by our financing activities of $238.0 million and a $439.1 million increase in our cash and cash equivalents (excluding a $273.1 million decrease due to changes in FX).

Operating Activities. Net cash provided by our operating activities increased $27.5 million, from $957.8 million during the first six months of 2009 to $985.3 million during the first six months of 2010. This increase is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impacts of the Unitymedia Acquisition, (ii) higher cash payments related to derivative instruments, (iii) an increase in cash payments for interest, due in part to the Unitymedia Acquisition, (iv) an increase in cash payments for taxes, primarily related to the sale of the J:COM Disposal Group and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities decreased $544.7 million, from $852.9 million during the first six months of 2009 to $308.2 million during the first six months of 2010. This decrease is due primarily to the net effect of (i) an increase associated with cash received upon the sale of the J:COM Disposal Group, net of deconsolidated cash and disposal costs, of $3,163.8 million, (ii) a decrease associated with cash paid in connection with the Unitymedia Acquisition of $2,633.5 million and (iii) an increase in capital expenditures of

$3.8 million, as a net decrease in the local currency capital expenditures of our subsidiaries was more than offset by an increase due to FX.

The UPC Broadband Division accounted for $525.5 million and $496.5 million of our consolidated capital expenditures during the six months ended June 30, 2010 and 2009, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) an increase due to acquisitions, including $107.9 million of capital expenditures attributable to Unitymedia, (ii) a decrease in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for new build and upgrade projects to expand services, (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems and (v) an increase due to FX.

Telenet accounted for $145.4 million and $191.9 million of our consolidated capital expenditures during the six months ended June 30, 2010 and 2009, respectively. These amounts exclude $13.0 million and $11.8 million of expenditures that were financed under capital lease arrangements, respectively. The decrease in Telenet’s capital expenditures, excluding the impact of capital lease additions, during the 2010 period primarily relates to a decrease in expenditures for the purchase and installation of customer premise equipment.

VTR accounted for $102.0 million and $88.5 million of our consolidated capital expenditures during the six months ended June 30, 2010 and 2009, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) an increase due to FX, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems and (iv) a decrease in expenditures for new build and upgrade projects.

Austar accounted for $51.0 million and $41.8 million of our consolidated capital expenditures during the six months ended June 30, 2010 and 2009, respectively. The increase in the capital expenditures of Austar is due primarily to FX.

Excluding capital lease arrangements, we currently expect the percentage of revenue represented by aggregate capital expenditures for the full year 2010 to range from (i) 21% to 23% for the UPC Broadband Division (excluding Unitymedia); (ii) 19% to 21% for Telenet; (iii) 23% to 25% for VTR and (iv) 14% to 16% for Austar. As further described in note 14 to our condensed consolidated financial statements, VTR was awarded a 3G license in September 2009. The full year 2010 estimated range of VTR’s capital expenditures includes estimated expenditures of CLP 9.3 billion ($17.0 million) related to the regulatory requirement of the 3G license, but does not include any expenditures that would be required for commercial deployment of a 3G network, which expenditures could be significant. VTR has until July 2011 to complete the regulatory requirement of the 3G license. The actual amount of the 2010 capital expenditures of the UPC Broadband Division (excluding Unitymedia), Telenet, VTR and Austar may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations.

Financing Activities. Net cash used by our financing activities during the six months ended June 30, 2010 was $238.0 million, compared to net cash provided by our financing activities of $105.1 million during the six months ended June 30, 2009. This change primarily is attributable to the net effect of (i) an increase related to a decrease in cash collateral accounts of $3,557.8 million, (ii) a decrease related to higher net repayments of debt and capital lease obligations of $3,536.3 million, (iii) a decrease related to higher repurchases of our LGI Series A and Series C common stock of $348.0 million, (iv) higher cash payments related to derivative instruments of $110.5 million and (v) an increase in excess tax benefits from stock-based compensation of $34.4 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net repayments of debt and capital lease obligations is due to FX.

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

Contractual Commitments

As of June 30, 2010, the U.S. dollar equivalents (based on June 30, 2010 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:
	Six months ended December 31, 2010	Year ended December 31,
		2011	2012	2013	2014	Thereafter	Total
	in millions
Debt (excluding interest)	$5.2	$449.0	$141.1	$1,756.9	$2,060.3	$15,325.6	$19,738.1
Capital leases (excluding interest)	23.6	51.5	50.8	49.8	51.5	795.3	1,022.5
Operating leases	84.6	120.5	89.1	65.3	48.8	200.4	608.7
Programming, satellite and other purchase obligations	255.4	192.3	112.5	39.6	12.2	12.2	624.2
Other commitments	52.5	90.6	75.8	67.6	57.3	1,312.3	1,656.1

Total (a)	$421.3	$903.9	$469.3	$1,979.2	$2,230.1	$17,645.8	$23,649.6

Projected cash interest payments on debt and capital lease obligations (b)	$635.5	$1,011.4	$1,078.8	$1,106.3	$1,008.4	$3,155.3	$7,995.7

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2010 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($317.3 million at June 30, 2010) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of June 30, 2010. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premise equipment that are enforceable and legally binding on us.

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

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2010 and 2009, see note 5 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser extent, other currencies. At June 30, 2010, $1,625.7 million or 46.4% and $1,562.7 million or 44.6% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At June 30, 2010, the aggregate fair value of this investment was $462.3 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2010, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect during the full year 2010, approximately (i) 1% to 3% of our revenue, (ii) 5% to 7% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) 18% to 20% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe, Australia and Argentina and (b) euros in Switzerland, Hungary, Poland, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2010 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and euro and the forward sale of the Hungarian forint, Polish zloty, Chilean peso, euro, U.S. dollar and Australian dollar to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of June 30, 2010, we expect to continue to increase our use of hedging strategies during the remainder of 2010 with respect to non-functional currency amounts included in our revenue and our operating and SG&A expenses. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during the six months ended June 30, 2010 was to the euro as 56.0% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2010	December 31, 2009
Spot rates:
Euro	0.8159	0.6978
Swiss franc	1.0777	1.0349
Hungarian forint	232.28	188.26
Polish zloty	3.3721	2.8643
Czech koruna	20.964	18.387
Romanian lei	3.5611	2.9544
Chilean peso	547.10	507.45
Australian dollar	1.1811	1.1138

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Average rates:
Euro	0.7868	0.7342	0.7547	0.7504
Swiss franc	1.1085	1.1116	1.0829	1.1297
Hungarian forint	216.35	209.63	205.27	217.75
Polish zloty	3.1622	3.2604	3.0225	3.3597
Czech koruna	20.143	19.567	19.419	20.387
Romanian lei	3.2942	3.0782	3.1345	3.1747
Chilean peso	530.65	566.19	524.75	586.64
Australian dollar	1.1347	1.3170	1.1208	1.4117

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on operating cash flow and net earnings (loss). The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We currently are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At June 30, 2010, we effectively paid a fixed interest rate on all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2010 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at June 30, 2010 declines to 82%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At June 30, 2010, our variable-rate indebtedness aggregated $11.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $56.0 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At June 30, 2010, our exposure to credit risk included (i) derivative assets with a fair value of $1,119.9 million, (ii) cash and cash equivalent and restricted cash balances of $3,526.5 million and (iii) aggregate undrawn debt facilities of $1,293.9 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Slovakian koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €375.6 million ($460.4 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €144.0 million ($176.5 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €101.3 million ($124.2 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €53.7 million ($65.8 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.2 million ($38.2 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €33.1 million ($40.6 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €42.8 million ($52.5 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $13.2 million ($13.6 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $2.8 million ($3.0 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at June 30, 2010, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €26.4 million ($32.4 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €32.2 million ($39.5 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 33.0 billion ($60.3 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 6.1 billion ($11.1 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2010, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €42.9 million ($52.6 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €45.8 million ($56.1 million).

UGC Convertible Notes

Holding all other factors constant, at June 30, 2010:

(i)	an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €11.1 million ($13.6 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €12.2 million ($15.0 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €18.3 million ($22.4 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €14.8 million ($18.1 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €20.4 million ($25.0 million) and conversely, an increase of 10% would have decreased the fair value by approximately €13.9 million ($17.0 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.7 million ($0.9 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.8 million ($1.0 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2010:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.2 billion ($36.1 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.1 billion ($35.0 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥3.8 billion ($42.9 million).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2010. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2010, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010 through April 30, 2010:
Series A	2,601,061	$28.77	2,601,061	(b	)
Series C	1,191,308	$28.75	1,191,308	(b	)
May 1, 2010 through May 31, 2010:
Series A	5,532,434	$25.43	5,532,434	(b	)
Series C	1,811,562	$24.94	1,811,562	(b	)
June 1, 2010 through June 30, 2010:
Series A	3,634,221	$25.84	3,634,221	(b	)
Series C	3,052,855	$25.85	3,052,855	(b	)
Total — April 1, 2010 through June 30, 2010:
Series A	11,767,716	$26.30	11,767,716	(b	)
Series C	6,055,725	$26.15	6,055,725	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On June 16, 2010, we announced a $250 million increase to our stock repurchase program. At June 30, 2010, we were authorized to purchase $211.5 million of our LGI Series A and Series C common stock.

In addition to the shares listed in the table above, 36,395 shares each of LGI Series A and LGI Series C common stock were surrendered during the second quarter of 2010 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility W Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010 (File Nol. 000-51360) (the April 2010 8-K)).

4.2	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.3	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.4	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010 (File No. 000-51360)).

4.5	Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-51360)).

4.6	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2010 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: August 3, 2010	/s/ MICHAEL T. FRIES
Michael T. Fries
President and Chief Executive Officer

Dated: August 3, 2010	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken
Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: August 3, 2010	/s/ BERNARD G. DVORAK
Bernard G. Dvorak
Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility W Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010 (File Nol. 000-51360) (the April 2010 8-K)).

4.2	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.3	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.4	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 2010 (File No. 000-51360)).

4.5	Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-51360)).

4.6	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2010 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith