Form 10-Q
period 2010-09-30
Liberty Global, Inc.
filed 2010-11-03
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of October 29, 2010 was:

Series A common stock — 118,682,013 shares;

Series B common stock — 9,355,501 shares; and

Series C common stock — 114,437,488 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,208.2	$3,269.6
Trade receivables, net	694.8	1,016.7
Deferred income taxes	253.6	504.2
Derivative instruments (note 5)	82.4	157.6
Other current assets	284.0	330.1

Total current assets	4,523.0	5,278.2
Restricted cash (note 8)	12.5	4,135.8
Investments (note 4)	1,002.2	1,008.6
Property and equipment, net (note 7)	11,103.6	12,010.7
Goodwill (note 7)	11,802.7	13,353.8
Intangible assets subject to amortization, net (note 7)	2,228.5	2,130.0
Other assets, net (note 5)	1,705.1	1,982.8

Total assets	$32,377.6	$39,899.9

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

(unaudited)

	September 30, 2010	December 31, 2009
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$507.8	$734.9
Deferred revenue and advance payments from subscribers and others	631.9	886.4
Current portion of debt and capital lease obligations (note 8)	595.1	487.7
Derivative instruments (note 5)	587.8	741.6
Accrued interest	274.7	168.6
Other accrued and current liabilities	1,451.8	1,516.7

Total current liabilities	4,049.1	4,535.9
Long-term debt and capital lease obligations (note 8)	21,463.0	25,364.9
Deferred tax liabilities	1,293.9	890.5
Other long-term liabilities (note 5)	2,414.9	2,611.5

Total liabilities	29,220.9	33,402.8

Commitments and contingencies (note 14)

Equity (note 10):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 118,866,257 and 134,687,250 shares, respectively	1.2	1.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 9,355,501 and 9,369,101 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 114,384,910 and 123,483,527 shares, respectively	1.1	1.2
Additional paid-in capital	3,550.1	4,105.5
Accumulated deficit	(1,956.3)	(2,287.0)
Accumulated other comprehensive earnings, net of taxes	1,214.9	1,299.0

Total LGI stockholders	2,811.1	3,120.1
Noncontrolling interests	345.6	3,377.0

Total equity	3,156.7	6,497.1

Total liabilities and equity	$32,377.6	$39,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions, except per share amounts

Revenue (note 13)	$2,246.8	$1,930.4	$6,591.3	$5,439.1

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 11 and 13)	802.1	726.3	2,429.0	2,071.9
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 11 and 13)	390.8	354.7	1,215.2	1,018.2
Depreciation and amortization	580.7	538.4	1,760.2	1,528.7
Impairment, restructuring and other operating charges, net (notes 3 and 7)	26.5	1.8	109.5	125.8

	1,800.1	1,621.2	5,513.9	4,744.6

Operating income	446.7	309.2	1,077.4	694.5

Non-operating income (expense):
Interest expense	(329.6)	(210.1)	(988.8)	(590.3)
Interest and dividend income	12.0	13.1	30.2	40.4
Realized and unrealized losses on derivative instruments, net (note 5)	(610.9)	(221.3)	(974.6)	(767.4)
Foreign currency transaction gains (losses), net	726.1	64.4	(167.3)	101.5
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	83.0	(51.0)	106.7	16.2
Losses on debt modifications and extinguishments, net (note 8)	(25.2)	(9.7)	(24.9)	(34.0)
Other income (expense), net	(1.4)	3.2	(3.2)	0.6

	(146.0)	(411.4)	(2,021.9)	(1,233.0)

Earnings (loss) from continuing operations before income taxes	300.7	(102.2)	(944.5)	(538.5)
Income tax benefit (expense) (note 9)	16.9	7.8	(27.7)	18.4

Earnings (loss) from continuing operations	317.6	(94.4)	(972.2)	(520.1)

Discontinued operations (note 3):
Earnings (loss) from discontinued operations, net of taxes	(1.9)	33.0	47.0	216.0
Gain on disposal of discontinued operations, net of taxes	—	25.7	1,372.6	25.7

	(1.9)	58.7	1,419.6	241.7

Net earnings (loss)	315.7	(35.7)	447.4	(278.4)
Net earnings attributable to noncontrolling interests	(37.2)	(84.6)	(116.7)	(233.7)

Net earnings (loss) attributable to LGI stockholders	$278.5	$(120.3)	$330.7	$(512.1)

Basic earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 12):
Continuing operations	$1.16	$(0.46)	$(4.06)	$(2.17)
Discontinued operations	(0.01)	0.01	5.35	0.28

	$1.15	$(0.45)	$1.29	$(1.89)

Diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 12):
Continuing operations	$1.00	$(0.46)	$(4.06)	$(2.17)
Discontinued operations	(0.01)	0.01	5.35	0.28

	$0.99	$(0.45)	$1.29	$(1.89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions

Net earnings (loss)	$315.7	$(35.7)	$447.4	$(278.4)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	11.9	402.3	371.3	220.5
Reclassification adjustment for foreign currency translation gains included in net earnings	—	(3.7)	(390.9)	(3.7)
Other	(0.5)	(3.6)	(0.5)	(3.5)

Other comprehensive earnings (loss)	11.4	395.0	(20.1)	213.3

Comprehensive earnings (loss)	327.1	359.3	427.3	(65.1)
Comprehensive earnings attributable to noncontrolling interests	(21.8)	(250.7)	(180.7)	(250.4)

Comprehensive earnings (loss) attributable to LGI stockholders	$305.3	$108.6	$246.6	$(315.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions

Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	330.7	—	330.7	116.7	447.4
Other comprehensive loss, net of taxes	—	—	—	—	—	(84.1)	(84.1)	64.0	(20.1)
Repurchase and cancellation of common stock (note 10)	(0.1)	—	(0.1)	(806.9)	—	—	(807.1)	—	(807.1)
Stock-based compensation (note 11)	—	—	—	60.1	—	—	60.1	—	60.1
Issuance of LGI stock incentive awards to satisfy obligation under the LGI Performance Plans (note 11)	—	—	—	117.8	—	—	117.8	—	117.8
Excess tax benefits from stock-based compensation	—	—	—	48.9	—	—	48.9	—	48.9
Disposition of J:COM Disposal Group (note 3)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Distributions by subsidiaries to noncontrolling interest owners (note 10)	—	—	—	—	—	—	—	(193.2)	(193.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	24.7	—	—	24.7	5.3	30.0

Balance at September 30, 2010	$1.2	$0.1	$1.1	$3,550.1	$(1,956.3)	$1,214.9	$2,811.1	$345.6	$3,156.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2010	2009
	in millions
Cash flows from operating activities:
Net earnings (loss)	$447.4	$(278.4)
Earnings from discontinued operations	(1,419.6)	(241.7)

Loss from continuing operations	(972.2)	(520.1)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	91.8	98.3
Depreciation and amortization	1,760.2	1,528.7
Impairment, restructuring and other operating charges, net	109.5	125.8
Amortization of deferred financing costs and non-cash interest	73.5	38.5
Realized and unrealized losses on derivative instruments, net	974.6	767.4
Foreign currency transaction losses (gains), net	167.3	(101.5)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net of dividends	(97.0)	2.4
Losses on debt modifications and extinguishments, net	24.9	34.0
Deferred income tax expense (benefit)	753.1	(59.0)
Excess tax benefits from stock-based compensation	(48.9)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(1,425.1)	(560.3)
Net cash provided by operating activities of discontinued operations	161.9	926.2

Net cash provided by operating activities	1,573.6	2,280.4

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	3,163.8	173.6
Cash paid in connection with acquisitions, net of cash acquired	(2,636.0)	(13.3)
Capital expended for property and equipment	(1,297.3)	(1,239.8)
Other investing activities, net	(3.3)	(22.3)
Net cash used by investing activities of discontinued operations	(88.4)	(368.9)

Net cash used by investing activities	$(861.2)	$(1,470.7)

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued

(unaudited)

	Nine months ended September 30,
	2010	2009
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(5,449.4)	$(1,341.3)
Borrowings of debt	2,288.4	1,741.1
Decrease in cash collateral	3,557.8	4.9
Repurchase of LGI common stock	(804.9)	(366.3)
Distributions by subsidiaries to noncontrolling interest owners	(193.7)	(49.6)
Net cash paid related to derivative instruments	(119.5)	(18.9)
Excess tax benefits from stock-based compensation	48.9	—
Payment of deferred financing costs and debt premiums	(64.8)	(101.8)
Other financing activities, net	43.8	(0.2)
Net cash used by financing activities of discontinued operations	(22.2)	(171.4)

Net cash used by financing activities	(715.6)	(303.5)

Effect of exchange rate changes on cash:
Continuing operations	(71.5)	58.5
Discontinued operations	13.3	30.1

Total	(58.2)	88.6

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(126.0)	178.8
Discontinued operations	64.6	416.0

Total	(61.4)	594.8
Cash and cash equivalents:
Beginning of period	3,269.6	1,374.0

End of period	$3,208.2	$1,968.8

Cash paid for interest:
Continuing operations	$784.3	$550.6
Discontinued operations	—	55.7

Total	$784.3	$606.3

Net cash paid for taxes:
Continuing operations	$208.2	$14.1
Discontinued operations	6.4	195.1

Total	$214.6	$209.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, voice and broadband internet services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at September 30, 2010 in 14 countries, primarily in Europe, Chile and Australia. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Through our indirect subsidiary UPC Holding BV (UPC Holding), we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another indirect subsidiary of LGI, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned indirect subsidiary, VTR Global Com SA (VTR). Through our indirect majority ownership interest in Telenet Group Holding NV (Telenet) (50.3% at September 30, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar United Communications Limited (Austar) (54.1% at September 30, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Effective September 30, 2010, we closed down the DTH operations of Unitymedia’s arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group), including Liberty Jupiter LLC (Liberty Jupiter) (formerly Liberty Jupiter, Inc.), which directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). We have presented Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia as discontinued operations in our condensed consolidated statements of operations and cash flows. As such, all statement of operations and cash flow statement amounts presented in the notes to these condensed consolidated financial statements relate only to our continuing operations, unless otherwise noted. See note 3.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2009 consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on May 12, 2010.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of September 30, 2010.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

Unitymedia Acquisition

On January 28, 2010, Unitymedia, formerly UPC Germany GmbH, our indirect subsidiary, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of the entity (Old Unitymedia) that owned the second largest cable television provider in Germany based on the number of video cable subscribers (the Unitymedia Acquisition). The €2,006.0 million Unitymedia Purchase Price, together with Old Unitymedia’s net debt (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date) at January 28, 2010, results in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of €37.0 million ($51.4 million at the applicable rates). These direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating charges in our condensed consolidated statements of operations. We acquired Old Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Old Unitymedia with our existing European operations. On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes (as defined in note 8) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) Unitymedia’s issuance of the Unitymedia Senior Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

A summary of the preliminary purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table (in millions):

Cash	$175.9
Other current assets	314.1
Property and equipment, net	3,575.4
Goodwill (a)	2,105.2
Intangible assets subject to amortization (b)	991.5
Other assets, net	43.4
Current portion of long-term debt and capital lease obligations	(13.5)
Other current liabilities	(649.4)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(655.2)

Total purchase price	$2,803.0

(a)	The goodwill recognized in connection with the Unitymedia Acquisition is primarily attributable to (i) the ability to exploit Old Unitymedia’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Old Unitymedia with our other operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At January 28, 2010, the weighted average useful life of Old Unitymedia’s intangible assets was approximately seven years.

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 give effect to the Unitymedia Acquisition as if such acquisition had been completed as of January 1, 2010 (for the 2010 period) and January 1, 2009 (for the 2009 periods). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Three months ended September 30, 2009	Nine months ended September 30,
		2010	2009
	in millions, except per share amounts
Revenue:
Continuing operations	$2,237.6	$6,685.8	$6,330.3
Discontinued operations	891.3	650.8	2,623.6

Total	$3,128.9	$7,336.6	$8,953.9

Net earnings (loss) attributable to LGI stockholders	$(186.3)	$342.3	$(717.2)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(0.70)	$1.34	$(2.65)

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 include revenue attributable to Old Unitymedia of $306.5 million and $817.2 million, respectively, and net income attributable to Old Unitymedia of $43.5 million and $0.6 million, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Dispositions

Unitymedia’s arena segment — Effective September 30, 2010, we closed down the DTH operations of Unitymedia’s arena segment. As a result, we have presented Unitymedia’s arena segment as a discontinued operation.

J:COM Disposal Group — On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, the second largest wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the transaction date) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rates). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility of our subsidiary LGJ Holdings LLC (the LGJ Holdings Credit Facility), (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.8 million. In addition, (i) prior to the closing date, the noncontrolling interest held by Sumitomo Corporation (Sumitomo) in LGI/Sumisho Super Media, LP, our then indirect majority-owned subsidiary, which owned a controlling interest in J:COM, was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter for cash consideration of $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($806.1 million at the transaction date) of cash and cash equivalents of the J:COM Disposal Group.

In connection with the sale of the J:COM Disposal Group, we recognized a pre-tax gain of $2,179.4 million that includes cumulative foreign currency translation gains of $376.0 million. The related income tax expense of $806.8 million differs from the actual federal and state income taxes that we expect our U.S. tax group to pay in 2010 of $225 million to $300 million, as the actual income taxes to be paid by our U.S. tax group during 2010 will be a function of (i) the U.S. tax attributes available at December 31, 2010 to offset the liability resulting from the taxable gain and (ii) our other 2010 taxable activities in the U.S.

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million and $26.6 million, (ii) realized and unrealized losses on derivative instruments related to the settled interest rate swaps of $2.2 million and $5.3 million and (iii) foreign currency transaction losses related to the Japanese yen denominated LGJ Holdings Credit Facility of $36.6 million and $10.0 million are included in discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

The combined operating results of Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia are classified as discontinued operations in our condensed consolidated statements of operations and are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Revenue	$3.1	$891.3	$650.8	$2,623.6

Operating income (loss)	$(2.2)	$152.6	$133.3	$476.3

Earnings (loss) before income taxes and noncontrolling interests	$(2.2)	$71.7	$82.0	$404.0

Income tax benefit (expense)	$0.3	$(38.7)	$(35.0)	$(188.0)

Earnings (loss) from discontinued operations attributable to LGI stockholders, net of taxes	$(1.9)	$(23.8)	$(4.3)	$49.3

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(4)	Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2010	December 31, 2009
	in millions
Fair value (a)	$944.0	$831.9
Equity	57.6	152.9
Cost	0.6	23.8

Total	$1,002.2	$1,008.6

(a)	Includes $588.6 million and $462.2 million, respectively, representing the fair value of our investment in shares of common stock of Sumitomo. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned indirect subsidiary.

(5)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). As we generally do not apply hedge accounting to our derivative instruments, changes in the fair values of our derivative instruments are recorded in realized and unrealized losses on derivative instruments in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2010			December 31, 2009
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$79.8	$179.0	$258.8	$153.6	$186.6	$340.2
Equity-related derivatives (c)	—	590.3	590.3	—	561.2	561.2
Foreign currency forward contracts	0.7	—	0.7	1.0	—	1.0
Other	1.9	2.7	4.6	3.0	2.3	5.3

Total	$82.4	$772.0	$854.4	$157.6	$750.1	$907.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$571.0	$1,599.7	$2,170.7	$715.1	$1,166.9	$1,882.0
Equity-related derivatives (c)	8.8	—	8.8	18.4	—	18.4
Foreign currency forward contracts	7.3	—	7.3	7.1	0.2	7.3
Other	0.7	1.5	2.2	1.0	1.7	2.7

Total	$587.8	$1,601.2	$2,189.0	$741.6	$1,168.8	$1,910.4

(a)	Our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)

As of September 30, 2010, the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $10.9 million and the

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $191.6 million. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The change in the credit risk valuation adjustments associated with the derivative instruments of our continuing operations resulted in net gains of $63.1 million and $122.8 million during the three and nine months ended September 30, 2010, respectively, compared to a net gain (loss) of $9.7 million and ($7.3 million) during the three and nine months ended September 30, 2009, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

(c)	The fair values of our equity-related derivatives primarily relate to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. These fair value amounts do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the counterparty would, subject to relevant insolvency laws, be fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Cross-currency and interest rate derivative contracts	$(559.7)	$(302.5)	$(966.0)	$(701.6)
Equity-related derivatives (a)	(40.4)	71.3	33.9	(57.8)
Foreign currency forward contracts	(13.4)	6.3	(43.2)	(12.5)
Other	2.6	3.6	0.7	4.5

Total	$(610.9)	$(221.3)	$(974.6)	$(767.4)

(a)	Primarily includes activity related to the Sumitomo Collar and, during the 2009 periods, the prepaid forward sale contract on our previously-held shares of The News Corporation Class A common stock (the News Corp. Forward).

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the classification of the applicable underlying cash flows. The classifications of these cash flows are as follows:

	Nine months ended September 30,
	2010	2009
	in millions
Operating activities	$(508.9)	$(381.6)
Investing activities	(0.2)	3.8
Financing activities	(119.5)	(18.9)

Total	$(628.6)	$(396.7)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At September 30, 2010, our exposure to credit risk included derivative assets with a fair value of $854.4 million.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2014	€165.8	CZK	4,721.8	5.50%	5.89%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%

December 2014	€488.0	HUF	138,437.5	5.50%	9.21%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%

December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
July 2017	€82.0	PLN	318.0	3.00%	5.60%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2016	€31.9	RON	116.8	5.50%	11.58%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), an indirect subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

December 2013	€19.4	CZK	517.0	3.50%	4.49%

December 2013	$14.7	PLN	50.0	3.50%	5.56%

Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$200.0		€150.9	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%
December 2010	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	10.24%
December 2010 — December 2016	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	14.01%
December 2016	$84.1	RON	203.3	6 mo. LIBOR + 3.50%	13.35%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$456.0	CLP	252,396.0	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2011		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2011		€193.5	6 mo. EURIBOR	3.83%
July 2011		€850.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.59%
January 2012		€1,500.0	1 mo. EURIBOR + 4.00%	6 mo. EURIBOR + 3.68%
April 2012		€555.0	6 mo. EURIBOR	3.32%
September 2012		€500.0	3 mo. EURIBOR	2.96%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
December 2014		€1,659.5	6 mo. EURIBOR	4.66%
April 2012 — December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

December 2010	CHF	618.5	6 mo. CHF LIBOR	2.19%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	86,100.0	6.77%	6 mo. TAB

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%

July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
December 2013		$86.4	6 mo. LIBOR	4.98%

December 2013		€150.1	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	50.0	3 mo. AUD BBSY	3.90%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014	AUD	175.9	3 mo. AUD BBSY	6.50%

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), an indirect subsidiary of LGI:
June 2014		$164.6	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	86,100.0	6 mo. TAB	7.78%

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Subsidiary / Final maturity date (a)	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Telenet NV, an indirect subsidiary of Telenet:
December 2011	€50.0	3 mo. EURIBOR	5.29%

Telenet NV (formerly known as Telenet Bidco NV), an indirect subsidiary of Telenet:
September 2012	€350.0	3 mo. EURIBOR	4.35%
June 2012 — June 2015	€50.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015	€350.0	3 mo. EURIBOR	3.54%
July 2011 — December 2015	€200.0	3 mo. EURIBOR	3.55%
January 2012 — July 2017	€150.0	3 mo. EURIBOR	3.55%
December 2017	€50.0	3 mo. EURIBOR	3.52%

Unitymedia:
April 2011	€800.0	3 mo. EURIBOR	3.35%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Caps

Each contract establishes the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	September 30, 2010
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%
Telenet NV:
December 2017	€3.7	6.50%
December 2017	€3.7	5.50%
Telenet NV:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
September 2015	€250.0	4.50%
June 2015 — June 2017	€50.0	4.50%

(a)	For derivative instruments that were in effect as of September 30, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	September 30, 2010
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%
Telenet NV:
July 2017	€950.0	1.00%	4.00%

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at September 30, 2010
in millions
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8
April 2018	$419.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2010:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions
UPC Broadband Holding	€1.4	HUF	394.7	October 2010 — October 2011
UPC Broadband Holding	€0.5	PLN	2.1	October 2010 — March 2011
UPC Broadband Holding	€1.4	CZK	35.2	October 2010 — September 2011
UPC Broadband Holding	€94.0		$127.4	October 2010
VTR	$61.9	CLP	32,464.2	October 2010 — September 2011
Telenet NV	$22.0		€17.3	OCtober 2010 — March 2011
Austar Entertainment	$22.4	AUD	24.6	October 2010 — September 2011
LGE Financing	$4.9		€3.7	October 2010 — October 2011

(6)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Convertible Notes) (see note 8). UGC is a wholly-owned subsidiary of LGI. The reported fair values of these assets and liabilities as of September 30, 2010 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations typically involve the use of discounted cash flow analyses to assess enterprise values, the values of customer relationship intangible assets, the implied value of goodwill, replacement costs of tangible assets and the values of certain other assets and liabilities. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. Accordingly, nonrecurring valuations that involve the use of discounted cash flow analyses fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2010, we performed nonrecurring fair value measurements in connection with the Unitymedia Acquisition and goodwill impairment assessments. See notes 3 and 7.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at September 30, 2010 using:
Description	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$258.8	$—	$258.8	$—
Equity-related derivatives	590.3	—	—	590.3
Foreign currency forward contracts	0.7	—	0.7	—
Other	4.6	—	4.6	—

Total derivative instruments	854.4	—	264.1	590.3
Investments	944.0	588.6	—	355.4

Total assets	$1,798.4	$588.6	$264.1	$945.7

Liabilities:
UGC Convertible Notes	$483.5	$—	$—	$483.5

Derivative instruments:
Cross-currency and interest rate derivative contracts	2,170.7	—	2,170.7	—
Equity-related derivatives	8.8	—	—	8.8
Foreign currency forward contracts	7.3	—	7.3	—
Other	2.2	—	2.2	—

Total derivative instruments	2,189.0	—	2,180.2	8.8

Total liabilities	$2,672.5	$—	$2,180.2	$492.3

		Fair value measurements at December 31, 2009 using:
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$340.2	$—	$340.2	$—
Equity-related derivatives	561.2	—	—	561.2
Foreign currency forward contracts	1.0	—	1.0	—
Other	5.3	—	5.3	—

Total derivative instruments	907.7	—	346.5	561.2
Investments	831.9	462.2	—	369.7

Total assets	$1,739.6	$462.2	$346.5	$930.9

Liabilities:
UGC Convertible Notes	$564.1	$—	$—	$564.1

Derivative instruments:
Cross-currency and interest rate derivative contracts	1,882.0	—	1,882.0	—
Equity-related derivatives	18.4	—	—	18.4
Foreign currency forward contracts	7.3	—	7.3	—
Other	2.7	—	2.7	—

Total derivative instruments	1,910.4	—	1,892.0	18.4

Total liabilities	$2,474.5	$—	$1,892.0	$582.5

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	UGC Convertible Notes	Total
	in millions
Balance of asset (liability) at January 1, 2010	$369.7	$542.8	$(564.1)	$348.4
Gains (losses) included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	33.9	—	33.9
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(12.8)	—	(6.9)	(19.7)
Repurchase of UGC Convertible Notes (note 8)	—	—	89.1	89.1
Reclassifications, distributions, investments, settlements and other	14.8	4.8	(1.6)	18.0
Foreign currency translation adjustments	(16.3)	—	—	(16.3)

Balance of asset (liability) at September 30, 2010	$355.4	$581.5	$(483.5)	$453.4

(a)	With the exception of a $10.7 million gain associated with the portion of the UGC Convertible Notes that we repurchased during the second quarter of 2010, substantially all of the gains (losses) recognized during the nine months ended September 30, 2010 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2010.

(7)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2010	December 31, 2009
	in millions
Distribution systems	$16,074.0	$19,306.6
Support equipment, buildings and land	2,456.5	2,845.8

	18,530.5	22,152.4
Accumulated depreciation	(7,426.9)	(10,141.7)

Total property and equipment, net	$11,103.6	$12,010.7

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Goodwill

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2010 are set forth below:

	January 1, 2010	Acquisitions and related adjustments	Impairment	Sale of J:COM Disposal Group	Foreign currency translation adjustments and other	September 30, 2010
	in millions
UPC Broadband Division:
Germany	$—	$2,097.5	$—	$—	$(53.0)	$2,044.5
The Netherlands	1,306.8	—	—	—	(64.9)	1,241.9
Switzerland	2,745.9	—	—	—	151.3	2,897.2
Other Western Europe	1,120.1	—	—	—	(55.5)	1,064.6

Total Western Europe	5,172.8	2,097.5	—	—	(22.1)	7,248.2
Central and Eastern Europe	1,123.8	—	—	—	(29.3)	1,094.5

Total UPC Broadband Division	6,296.6	2,097.5	—	—	(51.4)	8,342.7
Telenet (Belgium)	2,341.7	2.5	—	—	(115.8)	2,228.4
J:COM (Japan)	3,487.8	—	—	(3,553.8)	66.0	—
VTR (Chile)	526.5	—	—	—	25.6	552.1
Austar	314.5	—	—	—	9.6	324.1
Corporate and other	386.7	1.8	(22.7)	—	(10.4)	355.4

Total	$13,353.8	$2,101.8	$(22.7)	$(3,553.8)	$(76.4)	$11,802.7

During the second quarter of 2010, we recorded a $24.5 million impairment charge to reduce the goodwill associated with Chellomedia’s programming operations in central and eastern Europe, which are included within the corporate and other category in the above table. During the second quarter of 2010, we concluded that this impairment charge was warranted, due largely to adverse economic factors that have led to a significant decline in current and projected advertising revenues, as compared to previous forecasts. In addition, the costs of certain sports programming have increased significantly, while the forecasted revenue increases associated with this sports programming have not materialized. These factors led to lower projected cash flows, and accordingly, to a valuation of this reporting unit that was lower than its carrying value as of June 30, 2010. Our assessment of the fair value of this reporting unit was based primarily on a discounted cash flow analysis due to the limited number of recent transactions involving businesses similar to Chellomedia’s programming operations in central and eastern Europe. This discounted cash flow analysis reflected the aforementioned decline in projected cash flows and a discount rate of 14%. During the third quarter of 2010, this impairment charge was reduced by $1.8 million upon the completion of our assessment of the implied fair value of the goodwill associated with this reporting unit.

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $417.8 million of the goodwill associated with the broadband communications operations included in our Central and Eastern Europe reportable segment at September 30, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatoy factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

At September 30, 2010 and December 31, 2009 and based on exchange rates as of those dates, the amount of our accumulated impairments was $275.2 million and $263.1 million, respectively. The September 30, 2010 amount includes accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2010	December 31, 2009
	in millions
Gross carrying amount:
Customer relationships	$3,536.2	$3,257.9
Other	298.4	307.4

	$3,834.6	$3,565.3

Accumulated amortization:
Customer relationships	$(1,510.0)	$(1,344.1)
Other	(96.1)	(91.2)

	$(1,606.1)	$(1,435.3)

Net carrying amount:
Customer relationships	$2,026.2	$1,913.8
Other	202.3	216.2

	$2,228.5	$2,130.0

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(8)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2010			Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%	$—	$—	$1,253.0	$992.4	$652.5	$630.7
Subsidiaries:
UPC Broadband Holding Bank Facility	3.89%	€820.8	1,118.0	7,553.3	8,506.6	7,961.0	9,052.1
UPC Holding Senior Notes	8.91%	—	—	2,314.0	2,295.8	2,164.2	2,219.0
UPCB Finance Senior Secured Notes (f)	7.63%	—	—	711.9	—	675.4	—
Unitymedia Senior Notes (g)	8.49%	—	—	3,914.3	3,911.8	3,622.7	3,763.3
Unitymedia Revolving Credit Facility	4.29%	—	—	65.9	—	68.1	—
Telenet Credit Facility	4.01%	€175.0	238.4	2,825.3	2,802.3	2,894.3	2,851.9
Sumitomo Collar Loan	1.88%	—	—	1,122.2	1,005.6	1,122.2	1,005.6
Austar Bank Facility	6.23%	AUD75.0	72.4	699.2	696.0	747.1	740.7
UGC Convertible Notes (h)	1.75%	—	—	483.5	564.1	483.5	564.1
Chellomedia Bank Facility	3.94%	€25.0	34.1	233.6	218.1	256.7	268.4
Liberty Puerto Rico Bank Facility	2.29%	$10.0	10.0	153.9	154.8	164.6	175.9
J:COM Credit Facility	—	—	—	—	96.5	—	96.5
Other J:COM debt	—	—	—	—	1,942.5	—	1,923.1
LGJ Holdings Credit Facility	—	—	—	—	765.0	—	805.2
VTR Bank Facility (i)	—	—	—	—	460.8	—	460.8
Other	10.75%	—	—	115.4	131.2	115.4	131.2

Total debt	5.34%		$1,472.9	$21,445.5	$24,543.5	20,927.7	24,688.5

Capital lease obligations:
Unitymedia (j)						683.5	—
Telenet						415.2	444.5
J:COM						—	684.9
Other subsidiaries						31.7	34.7

Total capital lease obligations						1,130.4	1,164.1

Total debt and capital lease obligations						22,058.1	25,852.6
Current maturities						(595.1)	(487.7)

Long-term debt and capital lease obligations						$21,463.0	$25,364.9

(a)

Represents the weighted average interest rate in effect at September 30, 2010 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, discounts and commitments fees, but excluding the impact of financing costs, our

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.7% at September 30, 2010. For information concerning our derivative instruments, see note 5.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2010 without regard to covenant compliance calculations. At September 30, 2010, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €169.7 million ($231.1 million). Additionally, when the September 30, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €438.7 million ($597.5 million).

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of discounts, where applicable.

(e)	The $935.0 million principal amount of the LGI Convertible Notes has been allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the estimated fair value of the entire instrument, including both the debt and equity components.

(f)	UPCB Finance Limited (UPCB Finance), the issuer of 7.625% senior secured notes (the UPCB Senior Secured Notes), is a special purpose financing company created for the primary purpose of issuing the UPCB Senior Secured Notes and is owned 100% by a charitable trust. UPCB Finance used the proceeds from the UPCB Senior Secured Notes to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility (as defined below), with UPC Financing Partnership (UPC Financing), a direct subsidiary of UPC Holding, as the borrower. UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Senior Secured Notes. As such, UPCB Finance is a variable interest entity and UPC Financing and its parent entities, including UPC Holding and LGI, are required by GAAP to consolidate UPCB Finance. Accordingly, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements.

(g)	The proceeds received from the November 2009 issuance of the Unitymedia Senior Notes (as defined below) were placed into two escrow accounts. At December 31, 2009, the aggregate amount included in the escrow accounts of €2,560.7 million ($3,487.7 million) is included in long-term restricted cash in our condensed consolidated balance sheet. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price, and on March 2, 2010, the remaining balances of the escrow accounts were released in connection with the repayment of Old Unitymedia’s then-existing indebtedness.

(h)	The UGC Convertible Notes are measured at fair value. See related discussion below.

(i)	Pursuant to the deposit arrangements with the lender in relation to VTR’s amended and restated senior secured credit facility (the VTR Bank Facility), we were required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. On March 22, 2010, the third-party lender under the VTR Bank Facility assigned its rights and obligations under the VTR Bank Facility to a subsidiary of UPC Broadband Holding. As consideration for this assignment, the deposit in the collateral account was transferred to the third-party lender in a non-cash transaction.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(j)	Primarily represents Unitymedia’s obligations under a duct network lease agreement. The original contracts were concluded effective July 1, 2000 and have an indefinite term, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate the lease.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. During the first nine months of 2010, pursuant to various additional facility accession agreements, (i) new Facilities W and X were executed and (ii) commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility. In connection with the completion of these transactions, certain lenders under existing Facilities M, N and P novated their commitments to UPC Broadband Operations BV (UPC Broadband Operations), a direct subsidiary of UPC Broadband Holding, and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (i) €218.1 million ($297.1 million) under Facility M were rolled into Facility W, (ii) $1,042.8 million under Facility N were rolled into Facility X and (iii) $322.9 million under Facility P were rolled into Facilities R, S, T and W. In addition, in July 2010, Facility W was increased by an aggregate principal amount of €25.0 million ($34.1 million). Among other matters, the completion of the foregoing transactions resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

Prior to the redemption of the 2014 Senior Notes (as defined below) in August 2010, Facilities M, N, Q, R, S, T, U, W and X of the UPC Broadband Holding Bank Facility matured on the earlier of (i) the respective final maturity dates specified in the applicable accession agreements for each such Facility and (ii) October 17, 2013, being the date falling 90 days prior to the date on which the 2014 Senior Notes were originally specified to fall due (the Contingent Early Maturity Date) if, (a), in respect of Facilities S, T, U, W and X, on such date, the 2014 Senior Notes are outstanding in an aggregate amount of €250.0 million ($340.5 million) or more or (b), in respect of Facilities M, N, Q and R, the 2014 Senior Notes have not been repaid, refinanced or redeemed prior to such date. Pursuant to the settlement of the Tender Offers and Post-Closing Redemption (each as defined below), all 2014 Senior Notes were refinanced or redeemed and so the Contingent Early Maturity Date, in respect of each of the abovementioned Facilities, are no longer applicable.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

The details of our borrowings under the UPC Broadband Holding Bank Facility as of September 30, 2010 are summarized in the following table:

		September 30, 2010
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions
L	July 3, 2012	EURIBOR + 2.25%	€129.7	$176.7	$—
M	December 31, 2014	EURIBOR + 2.00%	€566.6	—	771.7
N	December 31, 2014	LIBOR + 1.75%	$357.2	—	357.2
O	July 31, 2013	(d)	(d)	—	68.9
P	September 2, 2013	LIBOR + 2.75%	$188.6	—	188.6
Q	July 31, 2014	EURIBOR + 2.75%	€422.0	574.8	—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	396.0
S	December 31, 2016	EURIBOR + 3.75%	€1,740.0	—	2,369.9
T	December 31, 2016	LIBOR + 3.50%	$1,071.5	—	1,062.3
U	December 31, 2017	EURIBOR + 4.00%	€1,250.8	—	1,703.6
V (e)	January 15, 2020	7.625%	€500.0	—	681.0
W	March 31, 2015	EURIBOR + 3.00%	€269.1	366.5	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Elimination of Facility V in consolidation (e)			€(500.0)	—	(681.0)

Total				$1,118.0	$7,961.0

(a)	Amounts represent total third-party commitments at September 30, 2010 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M, N and P have been novated to UPC Broadband Operations, a direct subsidiary of UPC Broadband Holding, and, accordingly, such amounts are not included in the table above.

(b)	At September 30, 2010, our availability under the UPC Broadband Holding Bank Facility was limited to €169.7 million ($231.1 million). When the September 30, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €438.7 million ($597.5 million).

(c)	The Facility T amount includes the impact of discounts.

(d)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($29.4 million) sub-tranche and (ii) a PLN 115.1 million ($39.5 million) sub-tranche.

(e)	As discussed above, the amount outstanding under Facility V is eliminated through the consolidation of UPCB Finance within LGI’s condensed consolidated financial statements. Pursuant to the Facility V accession agreement, the call provisions, maturity and applicable interest rates for Facility V are the same as those of the UPCB Finance Senior Secured Notes.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

UPC Holding Senior Notes

On August 13, 2010, UPC Holding issued €640.0 million ($871.1 million) principal amount of 8.375% Senior Notes (the 8.375% Senior Notes), resulting in net cash proceeds after fees of €627.2 million ($818.7 million at the transaction date). The 8.375% Senior Notes mature on August 15, 2020. The 8.375% Senior Notes are senior obligations of UPC Holding and rank equally with all of the other existing and future senior debt of UPC Holding and senior to all existing and future subordinated debt of UPC Holding. The 8.375% Senior Notes are secured (on a shared basis) by a pledge over the shares of UPC Holding.

Concurrently with the offering of the 8.375% Senior Notes, holders of UPC Holding’s (i) €384.6 million ($523.8 million) aggregate principal amount of 7.75% Senior Notes due 2014 (the 7.75% Senior Notes) and (ii) €230.9 million ($314.5 million) aggregate principal amount of 8.625% Senior Notes due 2014 (the 8.625% Senior Notes and together with the 7.75% Senior Notes, the 2014 Senior Notes) were invited, subject to certain offering restrictions, to tender their 7.75% Senior Notes and 8.625% Senior Notes to UPC Holding (the Tender Offers). A total of €205.5 million ($279.9 million) aggregate principal amount of the 7.75% Senior Notes and €101.3 million ($138.0 million) aggregate principal amount of the 8.625% Senior Notes were tendered. The proceeds of the issuance of the 8.375% Senior Notes were used to (i) purchase the 2014 Senior Notes tendered pursuant to the Tender Offers, (ii) redeem and discharge the 2014 Senior Notes not tendered in the Tender Offers (the Post Closing Redemption) and (iii) pay fees and expenses incurred in connection with the offering of the 8.375% Senior Notes and the Tender Offers. To effect the Post-Closing Redemption, UPC Holding deposited funds sufficient to redeem and discharge such notes and such redemption was completed on (i) August 20, 2010 for the 7.75% Senior Notes and (ii) September 13, 2010 for the 8.625% Senior Notes. In connection with the repurchase and redemption of the 2014 Senior Notes, we paid debt redemption premiums of $16.1 million and wrote-off deferred financing costs of $8.8 million. These amounts are included in losses on debt modifications and extinguishments, net, in our condensed consolidated statement of operations.

The 8.375% Senior Notes are non-callable until August 15, 2015. At any time prior to August 15, 2015, UPC Holding may redeem some or all of the Senior 8.375% Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments using the discount rate (as specified in the indenture governing the 8.375% Senior Notes) as of the redemption date plus 50 basis points. UPC Holding may redeem some or all of the 8.375% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on August 15 of the years set out below:

Year	Percentage of principal
2015	104.188%
2016	102.792%
2017	101.396%
2018 and thereafter	100.000%

Unitymedia Senior Notes

On November 20, 2009, Unitymedia issued (i) €1,430.0 million ($1,947.7 million) principal amount of 8.125% senior secured notes (the UM Euro Senior Secured Notes) at an issue price of 97.844%, (ii) $845.0 million principal amount of 8.125% senior secured notes (together with the UM Euro Senior Secured Notes, the UM Senior Secured Notes) at an issue price of 97.844% and (iii) €665.0 million ($905.7 million) principal amount of 9.625% senior notes (the UM Senior Notes) at an issue price of 97.652% (collectively, the Unitymedia Senior Notes). The UM

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Senior Secured Notes mature on December 1, 2017 and the UM Senior Notes mature on December 1, 2019. Upon closing, and after deducting issuance costs of €65.1 million ($96.7 million at the transaction date), the €2,541.0 million ($3,773.5 million at the transaction date) of net proceeds from the sale of the Unitymedia Senior Notes were placed into two escrow accounts. As further discussed in note 3, on January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price. On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with the repayment of Old Unitymedia’s then-existing indebtedness, (ii) the obligations under the UM Senior Secured Notes were assumed by certain indirect subsidiaries of Old Unitymedia and (iii) the obligations under the UM Senior Notes were assumed by Old Unitymedia.

UGC Convertible Notes

The UGC Convertible Notes are measured at fair value. Our assessments of the fair value of the UGC Convertible Notes include estimated credit risk components of $6.3 million and $31.8 million at September 30, 2010 and December 31, 2009, respectively. These credit risk components are estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk resulted in losses of $6.4 million and $23.5 million during the three and nine months ended September 30, 2010, respectively, and losses of $25.4 million and $28.9 million during the three and nine months ended September 30, 2009, respectively. These amounts are included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our condensed consolidated statements of operations. For information regarding our fair value measurements, see note 6.

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

After giving effect to the May 2010 repurchase transactions, the UGC Convertible Notes in the aggregate are convertible into 7,324,979 shares of LGI Series A shares and 7,249,530 LGI Series C shares, which is equivalent to a conversion rate of approximately 22.32 shares of LGI Series A common stock and approximately 22.09 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

Telenet

For information regarding certain financing transactions completed by Telenet subsequent to September 30, 2010, see note 16.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations for the indicated periods are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented represent U.S. dollar equivalents based on September 30, 2010 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (including UPCB Finance)	Unitymedia	Telenet	Austar	Other (a)	Total
	in millions
Year ended December 31:
Remainder of 2010	$—	$—	$—	$—	$—	$1.8	$1.8
2011	—	0.2	—	—	47.4	454.2	501.8
2012	—	0.2	—	105.2	47.0	5.2	157.6
2013	—	257.7	—	103.5	482.8	254.0	1,098.0
2014	—	1,128.9	68.1	668.4	169.9	160.1	2,195.4
2015	—	396.0	—	683.4	—	0.9	1,080.3
Thereafter	935.0	9,094.0	3,698.4	1,420.9	—	1,142.0	16,290.3

Total debt maturities	935.0	10,877.0	3,766.5	2,981.4	747.1	2,018.2	21,325.2
Fair value adjustment and unamortized discount	(282.5)	(75.8)	(75.7)	—	—	36.5	(397.5)

Total debt	$652.5	$10,801.2	$3,690.8	$2,981.4	$747.1	$2,054.7	$20,927.7

Current portion	$—	$—	$—	$—	$47.4	$491.6	$539.0

Noncurrent portion	$652.5	$10,801.2	$3,690.8	$2,981.4	$699.7	$1,563.1	$20,388.7

(a)	The 2011 amount includes the €328.2 million ($447.0 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
Remainder of 2010	$17.0	$11.7	$1.3	$30.0
2011	70.0	61.4	4.4	135.8
2012	67.8	60.1	3.7	131.6
2013	67.1	56.4	3.4	126.9
2014	67.1	54.8	3.2	125.1
2015	67.1	49.6	3.1	119.8
Thereafter	972.0	281.0	33.8	1,286.8

	1,328.1	575.0	52.9	1,956.0
Amounts representing interest	(644.6)	(159.8)	(21.2)	(825.6)

Present value of net minimum lease payments	$683.5	$415.2	$31.7	$1,130.4

Current portion	$16.3	$37.2	$2.6	$56.1

Noncurrent portion	$667.2	$378.0	$29.1	$1,074.3

Non-cash Refinancing Transactions

During the nine months ended September 30, 2010 and 2009, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $1,304.5 million and $5,585.0 million, respectively.

(9)	Income Taxes

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the income tax benefit computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Computed “expected” income tax benefit (expense)	$(105.2)	$35.8	$330.6	$188.5
Change in valuation allowance	95.6	(16.7)	(216.3)	(47.9)
International rate differences	31.5	(12.8)	(83.8)	(85.7)
Non-deductible or non-taxable interest and other expenses	(15.9)	(4.1)	(51.6)	(19.5)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(1.9)	—	(26.9)	10.0
Recognition of previously unrecognized tax benefits	—	—	17.5	—
Change in tax status of foreign consolidated subsidiary	11.2	—	11.2	—
Enacted tax law and rate change	7.1	0.2	7.1	(0.3)
Impairment of goodwill	0.4	(0.4)	(4.8)	(18.4)
Other, net	(5.9)	5.8	(10.7)	(8.3)

Total	$16.9	$7.8	$(27.7)	$18.4

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

The changes in our unrecognized tax benefits during the nine months ended September 30, 2010 are summarized below (in millions):

Balance at January 1, 2010	$400.6
Reduction related to the sale of the J:COM Disposal Group	(176.7)
Additions based on tax positions related to the current year	186.8
Reductions for tax positions of prior years	(48.6)
Additions for tax positions of prior years	12.5
Lapse of statute of limitations and settlement with tax authorities	(0.9)
Foreign currency translation	(2.3)

Balance at September 30, 2010	$371.4

No assurance can be given that any of these tax benefits will be recognized or realized.

As of September 30, 2010, our unrecognized tax benefits included $347.2 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next 12 months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of September 30, 2010. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during the remainder of 2010.

(10)	Equity

Stock Repurchases

During the first nine months of 2010, we purchased 18,144,837 shares of our LGI Series A common stock at a weighted average price of $26.95 per share and 11,736,263 shares of our LGI Series C common stock at a weighted average price of $27.10 per share, for an aggregate purchase price of $807.1 million, including direct acquisition costs. On June 16, 2010 and September 13, 2010, we announced that our board of directors authorized increases to our current stock repurchase program of $250 million and $212 million, respectively. At September 30, 2010, the remaining amount authorized under this repurchase program was $193.5 million.

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

Telenet Capital Distribution

On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($2.93 at the approval date) per share or approximately €249.9 million ($328.9 million at the approval date) based on Telenet’s outstanding ordinary

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

shares as of June 30, 2010. This distribution, the payment of which was initiated on August 2, 2010, was accrued by Telenet during the second quarter of 2010 following shareholder approval. Our share of this capital distribution was approximately €125.8 million ($165.5 million at the transaction date).

(11)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$11.2	$20.2	$43.1	$51.2
Other LGI stock-based incentive awards	10.0	11.9	31.1	32.6

Total LGI common stock	21.2	32.1	74.2	83.8
Telenet stock-based incentive awards	1.7	1.9	7.5	3.2
Austar Performance Plan	2.4	3.6	7.2	10.5
Other	(0.2)	1.9	2.9	1.4

Total	$25.1	$39.5	$91.8	$98.9

Included in:

Continuing operations:
Operating expense	$2.0	$3.3	$7.5	$7.7
SG&A expense	23.1	36.2	84.3	90.6

Total — continuing operations	25.1	39.5	91.8	98.3
Discontinued operations	—	—	—	0.6

Total	$25.1	$39.5	$91.8	$98.9

(a)	Includes stock-based compensation expense related to the LGI Performance Plans (as defined below) and, for the 2010 periods, LGI performance-based restricted share units (PSUs). See below for information regarding the LGI Performance Plans and LGI PSUs. The amount presented for the nine months ended September 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of September 30, 2010:

	LGI common stock (a)	LGI performance plans (b)	LGI PSUs
Total compensation expense not yet recognized (in millions)	$78.9	$15.8	$21.3

Weighted average period remaining for expense recognition (in years)	2.7	0.8	1.8

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 14,408,516 shares available for grant as of September 30, 2010. These shares may be awarded at or above fair value in any series of our common stock. The LGI Director Incentive Plan had 9,196,585 shares available for grant as of September 30, 2010. These shares may be awarded at or above fair value in any series of our common stock, except that no more than 5,000,000 shares may be awarded in LGI Series B common stock.

(b)	Includes compensation expense under the LGI Performance Plans. This compensation expense is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors has elected to cash settle a portion of the vested awards under the LGI Performance Plans.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

Nine months ended September 30,
LGI common stock:	2010	2009
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	1.26 –3.30%	1.82 – 3.81%
Expected life	3.2 – 9.0 years	3.2 – 8.2 years
Expected volatility	40.0 – 56.8%	43.00 – 54.50%
Expected dividend yield	none	none

Weighted average grant-date fair value per share of awards granted:
Options	$14.26	$ 8.08
SARs	$ 9.70	$ 6.25
Restricted stock	$24.68	$12.70
PSUs	$27.95	$ —

Total intrinsic value of awards exercised (in millions):
Options	$ 32.6	$ 8.1
SARs	$ 26.3	$ 3.2
Cash received from exercise of options (in millions)	$ 38.8	$ 8.1
Income tax benefit related to stock-based compensation (in millions)	$ 19.7	$ 25.9

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

On February 16, 2010, the compensation committee of our board of directors determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the performance plans) of LGI Series A common stock and 31,708 restricted plan shares of LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted an aggregate of 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock to settle the remaining balance of each participant’s earned award, which shares vest in three equal installments. In accordance with the performance plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 and September 30, 2010 installments vested in full on those dates and the remaining restricted plan shares are scheduled to vest in equal installments on March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

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

In March and April 2010, the compensation committee granted to our executive officers and certain key employees a total of 692,678 LGI Series A PSUs and 692,678 LGI Series C PSUs pursuant to the LGI Incentive Plan. Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.

The performance period for the 2010 PSUs is January 1, 2010 to December 31, 2011. The performance target selected by the committee is achievement of an OCF CAGR of approximately 7% for the two-year performance period, subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2010 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2010 PSUs will vest on March 31, 2012 and the balance on September 30, 2012. The compensation committee also established a base performance objective of a 5.0% OCF CAGR, which must be satisfied in order for

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

award recipients to be eligible to earn any of their 2010 PSUs and is not subject to adjustment. Compensation costs attributable to the 2010 PSUs are recognized over the requisite service period of the awards.

Stock Award Activity — LGI Common Stock

The following tables summarize the stock award activity during the nine months ended September 30, 2010 with respect to LGI common stock:

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,326,000	$19.90
Granted	16,872	$26.76
Expired or canceled	(9,296)	$126.84
Forfeited	(520)	$24.85
Exercised	(1,137,390)	$17.40

Outstanding at September 30, 2010	3,195,666	$20.51	2.7	$34.9

Exercisable at September 30, 2010	3,097,839	$20.42	2.6	$34.0

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	887,227	$19.92
Granted	—	$—
Expired or canceled	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding and exercisable at September 30, 2010	887,227	$19.92	0.4	$10.7

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	7,415,496	$18.61
Granted	16,857	$26.79
Expired or canceled	(9,296)	$120.07
Forfeited	(520)	$24.24
Exercised	(1,950,943)	$16.25

Outstanding at September 30, 2010	5,471,594	$19.30	2.7	$63.1

Exercisable at September 30, 2010	5,373,782	$19.23	2.6	$62.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,174,146	$16.98
Granted	1,591,888	$27.47
Expired or canceled	(34,822)	$33.94
Forfeited	(24,267)	$18.42
Exercised	(1,191,591)	$15.82

Outstanding at September 30, 2010	4,515,354	$20.85	5.1	$44.3

Exercisable at September 30, 2010	1,573,838	$18.53	3.2	$18.7

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,123,953	$16.57
Granted	1,591,888	$27.07
Expired or canceled	(34,822)	$32.12
Forfeited	(24,267)	$18.16
Exercised	(1,184,405)	$15.85

Outstanding at September 30, 2010	4,472,347	$20.37	5.1	$44.8

Exercisable at September 30, 2010	1,530,699	$17.64	3.2	$19.0

Restricted stock and restricted stock units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,474	$24.36
Granted	3,484,263	$24.89
Expired or canceled	—	$—
Forfeited	(12,791)	$25.23
Released from restrictions	(1,361,375)	$24.87

Outstanding at September 30, 2010	2,821,571	$24.76	1.2

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Restricted stock and restricted stock units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,472	$23.37
Granted	3,374,809	$24.47
Expired or canceled	—	$—
Forfeited	(12,791)	$24.56
Released from restrictions	(1,324,161)	$24.32

Outstanding at September 30, 2010	2,749,329	$24.25	1.2

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	692,678	$28.14
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at September 30, 2010	692,678	$28.14	1.8

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
in years
Outstanding at January 1, 2010	—	$—
Granted	692,678	$27.75
Expired or canceled	—	$—
Forfeited	—	$—
Released from restrictions	—	$—

Outstanding at September 30, 2010	692,678	$27.75	1.8

At September 30, 2010, total SARs outstanding included 47,752 LGI Series A common stock capped SARs and 47,752 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

On March 31, 2010, Austar paid cash aggregating AUD 2.0 million ($1.8 million at the transaction date) and granted 7,270,261 of its ordinary shares to settle the third installment of the awards earned. On September 30, 2010, Austar granted 11,257,151 of its ordinary shares to settle the fourth installment of awards earned. The Austar remuneration committee has not determined the method of payment for the remaining two installments of the earned awards.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

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

The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions, except share amounts
Numerator:
Net earnings (loss) attributable to LGI stockholders (basic EPS computation)	$278.5	$(120.3)	$330.7	$(512.1)
Reversal of impact of LGI Convertible Notes, net of taxes	12.1	—	—	—
Other	(0.2)	—	—	—

Net earnings (loss) attributable to LGI stockholders (diluted EPS computation)	$290.4	$(120.3)	$330.7	$(512.1)

Denominator:
Weighted average common shares (basic EPS computation)	243,175,477	265,259,013	255,962,495	270,423,175
Incremental shares attributable to the assumed conversion of the LGI Convertible Notes	35,231,081	—	—	—
Incremental shares attributable to obligations that may be settled in shares	3,656,454	—	—	—
Incremental shares attributable to the assumed exercise of outstanding options and stock appreciation rights (SARs) and the release of restricted shares and share units upon vesting (treasury stock method)	9,929,904	—	—	—

Weighted average common shares (diluted EPS calculation)	291,922,916	265,259,013	255,962,495	270,423,175

A total of 4.6 million stock options, SARs, restricted stock and restricted stock units and 14.6 million shares issuable upon conversion of the UGC Convertible Notes were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2010 because their effect would have been antidilutive.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

We reported net losses from continuing operations attributable to LGI stockholders for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009. Therefore, the potentially dilutive effect at September 30, 2010 and 2009 of (i) the aggregate number of then outstanding options, SARs and restricted shares and share units of approximately 24.1 million and 25.5 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 53.5 million and 34.6 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive awards (including PSUs) of 1.4 million and 9.3 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 because their inclusion would have been anti-dilutive to the computation, or in the case of certain performance-based incentive awards, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Amounts attributable to LGI stockholders:
Earnings (loss) from continuing operations, net of taxes	$280.4	$(122.2)	$(1,037.6)	$(587.1)
Earnings (loss) from discontinued operations, net of taxes	(1.9)	1.9	1,368.3	75.0

Net earnings (loss)	$278.5	$(120.3)	$330.7	$(512.1)

(13)	Related Party Transactions

The related party transactions of our continuing operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Revenue earned from related parties (a)	$7.3	$4.9	$21.7	$13.7

Operating expenses charged by related parties (b)	$5.4	$6.3	$17.0	$19.5

SG&A expenses charged to related parties (c)	$(0.2)	$(0.2)	$(0.8)	$(0.8)

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by equity method affiliates.

(c)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(14)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of September 30, 2010, the U.S. dollar equivalents (based on September 30, 2010 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Three months ended December 31, 2010	Year ended December 31,
		2011	2012	2013	2014	2015	Thereafter	Total
	in millions
Operating leases	$43.0	$125.4	$95.0	$73.4	$53.8	$48.0	$179.1	$617.7
Programming, satellite and other purchase obligations	174.4	235.3	124.6	71.6	41.6	35.1	34.9	717.5
Other commitments	31.2	110.2	88.0	74.8	63.5	62.2	1,396.0	1,825.9

Total	$248.6	$470.9	$307.6	$219.8	$158.9	$145.3	$1,610.0	$3,161.1

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded one of three “3G” mobile licenses recently auctioned by the Chilean government pursuant to a public bidding process. The term “3G” refers to a set of mobile technologies that allow mobile telephony providers to offer, among other things, higher-speed internet access, data and video services. The purchase price for the 3G license was CLP 1,669 million ($3.4 million). In order to guarantee its compliance with the terms of the 3G license, in October 2009, VTR Móvil posted a performance bond in the amount of CLP 35.6 billion ($73.6 million). This performance bond is fully guaranteed by VTR.

In addition, we are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor’s interest. We do not expect any payments made under these provisions to be material in relationship to our financial position or results of operations.

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

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. In the same decision, the Court of Appeals directed the plaintiffs to present more detailed calculations and substantiation of the damages they claimed to have suffered as a result of Liberty Global Europe’s nonperformance with respect to their option rights, and stated that Liberty Global Europe will be allowed to respond to the calculations submitted by the plaintiffs by separate statement. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued a decision in which it honored the appeal of Liberty Global Europe and referred the case to the Court of Appeals in The Hague. The Supreme Court also dismissed the conditional appeal of the plaintiffs. It is unclear when the Court of Appeals will render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the amount provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. It is unclear when the Court of Appeals will render a decision with respect to the other defendants.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. Notwithstanding the December 19, 2007 District Court decision in the 2006 Cignal Action and the April 10, 2010 Dutch Supreme Court decision in the 2002 Cignal Action, we do not anticipate reversing or otherwise adjusting the provision until such time as the final disposition of these matters has been reached.

Interkabel Acquisition — On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into the 2008 PICs Agreement, which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

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

The Netherlands Regulatory Developments — During 2008, the Dutch national regulatory authority (OPTA) conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding our broadband communications operations in the Netherlands (UPC Netherlands) as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. Following a national consultation procedure, OPTA issued a revised decision and submitted it to the EU Commission on January 9, 2009. On February 9, 2009, the EU Commission informed OPTA of its approval of the draft decision. The decision, which became effective on March 17, 2009, imposed on the four largest cable operators in the Netherlands a number of access obligations in respect of television services. UPC Netherlands filed an appeal against OPTA’s decision on April 15, 2009 with College van Beroep voor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court. On August 18, 2010, the CBb annulled the decision on substantive grounds with immediate effect. This decision, which is not open for appeal, releases UPC Netherlands and the other cable operators in the Netherlands from the access obligations as defined in OPTA’s decision.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

Other — In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees, (iv) disputes over programming and copyright fees and (v) other matters arising in the ordinary course of business. We expect that the amounts, if any, which may be required to satisfy these contingencies will not be material in relation to our financial position or results of operations.

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

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

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

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia. During the first quarter of 2010, we initiated the process of centralizing these DTH operations into a Luxembourg-based organization, which we refer to as “Luxco DTH,” and began reporting Luxco DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Under the previous management structure, these DTH operations were managed locally in the respective countries with support from the UPC Broadband Division’s central operations and, accordingly, were reported within the results of the UPC Broadband Division’s Central and Eastern Europe and central operations categories. With the exception of the Romanian DTH operations, management responsibility for all of these DTH operations has been transferred to Luxco DTH as of September 30, 2010. As a result of this change in management structure, the Luxco DTH operating results that were previously reported within the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. Segment information for all periods presented has been restated to reflect this change and to present Unitymedia’s arena segment, UPC Slovenia and J:COM as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR (Chile)

•	Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide business-to-business (B2B) services. At September 30, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
UPC Broadband Division:
Germany	$306.5	$—	$817.2	$—
The Netherlands	282.9	288.4	852.7	832.7
Switzerland	271.3	259.1	782.1	745.9
Other Western Europe	197.5	211.5	606.4	608.5

Total Western Europe	1,058.2	759.0	3,058.4	2,187.1
Central and Eastern Europe	269.5	293.9	820.4	818.5
Central operations	0.2	0.1	0.9	0.4

Total UPC Broadband Division	1,327.9	1,053.0	3,879.7	3,006.0
Telenet (Belgium)	425.7	436.9	1,275.0	1,208.8
VTR (Chile)	205.8	179.7	579.1	508.2
Austar (Australia)	162.8	141.1	475.7	377.2
Corporate and other	144.3	139.8	442.8	395.8
Intersegment eliminations	(19.7)	(20.1)	(61.0)	(56.9)

Total (a)	$2,246.8	$1,930.4	$6,591.3	$5,439.1

(a)	The amount for the nine months ended September 30, 2010 includes revenue of $2,175.7 million and $2,168.8 million for the first and second quarter of 2010, respectively, as restated to give effect to the reclassification of Unitymedia’s arena segment from our corporate and other category to discontinued operations.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

	Operating cash flow
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
UPC Broadband Division:
Germany	$183.1	$—	$471.8	$—
The Netherlands	167.1	174.8	495.8	486.7
Switzerland	156.9	147.8	433.6	417.2
Other Western Europe	93.5	99.3	278.5	282.4

Total Western Europe	600.6	421.9	1,679.7	1,186.3
Central and Eastern Europe	136.2	156.5	407.2	421.9
Central operations	(38.3)	(39.0)	(114.2)	(114.7)

Total UPC Broadband Division	698.5	539.4	1,972.7	1,493.5
Telenet (Belgium)	226.0	220.5	657.0	619.5
VTR (Chile)	89.4	74.5	239.4	206.1
Austar (Australia)	56.1	50.1	163.6	133.4
Corporate and other	9.0	4.4	6.2	(5.2)

Total (a)	$1,079.0	$888.9	$3,038.9	$2,447.3

(a)	The amount for the nine months ended September 30, 2010 includes operating cash flow of $975.0 million and $984.9 million for the first and second quarter of 2010, respectively, as restated to give effect to the reclassification of Unitymedia’s arena segment from our corporate and other category to discontinued operations.

The following table provides a reconciliation of total segment operating cash flow to loss from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Total segment operating cash flow from continuing operations	$1,079.0	$888.9	$3,038.9	$2,447.3
Stock-based compensation expense	(25.1)	(39.5)	(91.8)	(98.3)
Depreciation and amortization	(580.7)	(538.4)	(1,760.2)	(1,528.7)
Impairment, restructuring and other operating charges, net	(26.5)	(1.8)	(109.5)	(125.8)

Operating income	446.7	309.2	1,077.4	694.5
Interest expense	(329.6)	(210.1)	(988.8)	(590.3)
Interest and dividend income	12.0	13.1	30.2	40.4
Realized and unrealized losses on derivative instruments, net	(610.9)	(221.3)	(974.6)	(767.4)
Foreign currency transaction gains (losses), net	726.1	64.4	(167.3)	101.5
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	83.0	(51.0)	106.7	16.2
Losses on debt modifications and extinguishments, net	(25.2)	(9.7)	(24.9)	(34.0)
Other income (expense), net	(1.4)	3.2	(3.2)	0.6

Earnings (loss) from continuing operations before income taxes	$300.7	$(102.2)	$(944.5)	$(538.5)

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Subscription revenue (a):
Video	$1,122.5	$921.9	$3,290.6	$2,603.8
Broadband internet	484.5	455.5	1,431.3	1,286.5
Telephony	280.2	243.5	819.4	694.3

Total subscription revenue	1,887.2	1,620.9	5,541.3	4,584.6
Other revenue (b)	379.3	329.6	1,111.0	911.4
Intersegment eliminations	(19.7)	(20.1)	(61.0)	(56.9)

Total	$2,246.8	$1,930.4	$6,591.3	$5,439.1

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Europe:
UPC Broadband Division:
Germany	$306.5	$—	$817.2	$—
The Netherlands	282.9	288.4	852.7	832.7
Switzerland	271.3	259.1	782.1	745.9
Austria	107.8	123.4	336.0	356.2
Ireland	89.7	88.1	270.4	252.3
Poland	77.3	74.2	231.2	199.1
Hungary	70.9	84.5	217.9	240.4
Czech Republic	64.5	69.5	192.1	192.2
Romania	38.2	44.6	121.0	125.9
Slovakia	16.7	19.1	52.3	54.9
Other (a)	2.1	2.1	6.8	6.4

Total UPC Broadband Division	1,327.9	1,053.0	3,879.7	3,006.0

Belgium (Telenet)	425.7	436.9	1,275.0	1,208.8

Chellomedia:
The Netherlands	25.6	31.7	82.3	77.3
Poland	22.3	15.5	76.9	47.4
Spain	17.2	12.1	46.8	34.7
Hungary	11.7	11.5	34.7	34.1
Romania	5.9	7.8	19.4	24.9
Portugal	4.3	3.0	11.6	8.7
Italy	3.1	3.0	8.5	7.7
Czech Republic	2.8	2.0	8.0	5.8
Other Chellomedia	16.4	17.8	49.3	53.3

Total Chellomedia	109.3	104.4	337.5	293.9

Intersegment eliminations	(19.7)	(20.1)	(61.0)	(56.9)

Total Europe	1,843.2	1,574.2	5,431.2	4,451.8

The Americas:
Chile (VTR)	205.8	179.7	579.1	508.2
Other (b)	35.0	35.4	105.3	101.9

Total — The Americas	240.8	215.1	684.4	610.1

Australia (Austar)	162.8	141.1	475.7	377.2

Total	$2,246.8	$1,930.4	$6,591.3	$5,439.1

(a)	Primarily represents certain revenue related to Luxco DTH.

(b)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

(16)	Subsequent Events

Telenet Credit Facility. On October 4, 2010, Telenet NV entered into seven new additional facility accession agreements (the Additional Facility G, H, I, J, K, L1 and L2 Accession Agreements, together the Additional Facility Accession Agreements) under Telenet NV’s senior secured bank facility, originally dated August 1, 2007, as amended (the Telenet Credit Facility). Pursuant to the Additional Facility Accession Agreements, certain existing Facility A, B1, B2A, B2B, C, D, E1, E2 and F lenders (the Rolling Lenders) rolled all or part of their existing commitments under the Telenet Credit Facility into new term loan facilities (Facility G, H, I, J, K, L1 and L2). The Rolling Lenders novated their existing Facility A, B1, B2A, B2B, C, D, E1, E2 and F commitments to Telenet Luxembourg Finance Center S.A. (Telenet Luxembourg), a subsidiary of Telenet NV, and entered into the new Facilities G, H, I, J, K, L1 and L2. Telenet Luxembourg, the initial lender under the Additional Facility Accession Agreements, novated its Facility G, H, I, J, K, L1 and L2 commitments to the Rolling Lenders. The novation process was completed on October 12, 2010.

In connection with the Additional Facility Accession Agreements, Telenet NV entered into a supplemental agreement, dated October 4, 2010 (the Supplemental Agreement), amending the Telenet Credit Facility. The Supplemental Agreement provides that, in respect of any new additional facility under the Telenet Credit Facility either (a) the average maturity date of the additional facility (taking into account any scheduled amortization and any voluntary or mandatory cancellation which is anticipated when the additional facility is arranged) is no earlier than July 31, 2017 or (b) after giving effect to the utilization in full of such additional facility the ratio of Net Total Debt to Consolidated Annualized EBITDA (as defined in the Telenet Facility Agreement) would not be greater than 4:1.

The following table provides details of the Telenet Credit Facility after the completion of the above transactions:

	Facility amount
Borrower / Facility	Borrowing currency	U.S. $ equivalent (a)	Final maturity	Margin % (+ EURIBOR)
	in millions
Borrower: Telenet NV:
Term Loan – Facility A	€—	$—	August 2012	2.25%
Term Loan – Facility B (amortizing)	3.0	4.1	January 2014	2.50%
Term Loan – Facility C	—	—	August 2015	2.75%
Term Loan – Facility D	—	—	December 2014	3.00%
Term Loan – Facility E	—	—	March 2015	3.50%
Term Loan – Facility F	4.0	5.5	July 2017	3.75%
Borrower: Telenet International Finance S.A. (Telenet International), a direct subsidiary of Telenet NV:
Term Loan – Facility G	1,470.5	2,013.3	July 2017	3.75%
Term Loan – Facility H	72.7	99.5	August 2012	2.25%
Term Loan – Facility I (amortizing)	39.0	53.4	January 2014	2.50%
Term Loan – Facility J	79.3	108.5	August 2015	2.75%
Term Loan – Facility K	158.0	216.3	December 2014	3.00%
Term Loan – Facility L1	208.5	285.5	March 2015	3.50%
Term Loan – Facility L2	90.0	123.2	March 2015	3.50%
Revolving Facility (undrawn)	175.0	239.6	August 2014	2.13%

Total Telenet Credit Facility	€2,300.0	$3,148.9

(a)	Convenience translations into U.S. dollars are calculated as of the October 4, 2010 transaction date.

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

Telenet Senior Secured Notes. Telenet Finance Luxembourg S.C.A. (Telenet Finance), is a special purpose financing company created for the primary purpose of issuing senior notes and owned 99.9% by a foundation established under the laws of The Netherlands and 0.01% by a Luxembourg private limited liability company as general partner. On November 3, 2010, Telenet Finance issued €500.0 million ($681.0 million) principal amount of 6.375% senior secured notes (the Telenet Senior Secured Notes) due November 15, 2020. Telenet Finance used the proceeds from the Telenet Senior Secured Notes to fund a new additional facility (the Finco Loan) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International will use approximately €202.0 million ($275.1 million) of the proceeds from the Finco Loan to repay in full or in part outstanding amounts under Facilities H, I and L2 of the Telenet Credit Facility, and to service certain payments to Telenet Finance under agreements related to the Finco Loan and the Senior Secured Notes. The remainder of the proceeds from the Finco Loan will be used for the general corporate purposes of Telenet, which may include distributions to Telenet’s shareholders or acquisitions.

Telenet Finance is dependent on payments from Telenet International under the Finco Loan in order to service its payment obligations under the Telenet Senior Secured Notes. Although Telenet International has no equity or voting interest in Telenet Finance, the Finco Loan creates a variable interest in Telenet Finance for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including LGI, are required by the provisions of GAAP to consolidate Telenet Finance following the issuance of the Telenet Senior Secured Notes. Accordingly, the amounts outstanding under the Finco Loan will eliminate in LGI’s consolidated financial statements.

The Telenet Senior Secured Notes have been issued pursuant to an indenture (the Indenture), dated November 3, 2010. The Finco Loan is made pursuant to an accession agreement (the Finco Loan Accession Agreement). Pursuant to the Finco Loan Accession Agreement, the call provisions, maturity and applicable interest rate for the Finco Loan are the same as those of the Telenet Senior Secured Notes. Telenet Finance, as a lender under the Telenet Credit Facility, will be treated the same as the other lenders under the Telenet Credit Facility and will have benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the Indenture and the security interests over (i) all of the issued shares of Telenet Finance and (ii) the Finco Loan, granted to secure Telenet Finance’s obligations under the Telenet Senior Secured Notes, the holders of the Telenet Senior Secured Notes will be provided indirectly with the benefits, rights, protections and covenants, granted to Telenet Finance as a lender under the Telenet Credit Facility.

Telenet Finance is prohibited from incurring any additional indebtedness, subject to certain exceptions under the Indenture.

At any time prior to November 15, 2015, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of the Finco Loan), Telenet Finance will redeem an aggregate principal amount of the Telenet Senior Secured Notes equal to the amount of the Finco Loan prepaid, at a redemption price equal to 100% of the principal amount of Telenet Senior Secured Notes redeemed plus the applicable make-whole premium, and accrued and unpaid interest and Additional Amounts (as defined in the Indenture), if any, to the date of redemption, subject to the rights of holders of the Telenet Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after November 15, 2015, upon the occurrence of an Early Redemption Event (as defined in the Indenture), Telenet Finance will redeem an aggregate principal amount of the Telenet Senior Secured Notes equal to the principal amount of the Finco Loan prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest

LIBERTY GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

September 30, 2010

(unaudited)

and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Year	Redemption Price
2015	103.188%
2016	102.125%
2017	101.063%
2018 and thereafter	100.000%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in conjunction with the discussion and analysis included in our Current Report on Form 8-K filed with the SEC on May 12, 2010, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2010.

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

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases where applicable;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we, or the entities in which we have interests, operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Overview

We are an international provider of video, voice and broadband internet services with consolidated broadband communications and/or DTH operations at September 30, 2010 in 14 countries, primarily in Europe, Chile and Australia. Through our indirect subsidiary UPC Holding, we provide video, voice and broadband internet services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through VTR. Through our indirect majority ownership interest in Telenet (50.3% at September 30, 2010), we provide broadband communications services in Belgium. Through our indirect majority ownership interest in Austar (54.1% at September 30, 2010), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in most of our European markets with download speeds ranging up to 128 Mbps. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In certain markets, including Belgium and Australia, we also offer mobile telephony services using third-party networks.

As further described in note 3 to our condensed consolidated financial statements, we completed the Unitymedia Acquisition on January 28, 2010 and certain other less significant acquisitions since the beginning of 2009 that impact the comparability of our 2010 and 2009 results of operations. In addition, we closed down the DTH operations of Unitymedia’s arena segment effective September 30, 2010 and we sold (i) the J:COM Disposal Group on February 18, 2010 and (ii) UPC Slovenia on July 15, 2009. As further discussed in note 3 to our condensed consolidated financial statements, our condensed consolidated statements of operations and cash flows have been reclassified to present Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia. During the first quarter of 2010, we initiated the process of centralizing these DTH operations into a Luxembourg-based organization, which we refer to as “Luxco DTH,” and began reporting Luxco DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Under the previous management structure, these DTH operations were managed locally in the respective countries with support from the UPC Broadband Division’s central operations and, accordingly, were reported within the results of the UPC Broadband Division’s Central and Eastern Europe and central operations categories. With the exception of the Romanian DTH operations, management responsibility for all of these DTH operations has been transferred to Luxco DTH as of September 30, 2010. As a result of this change in management structure, the Luxco DTH operating results that were previously reported within the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. In the below discussion and analysis, references to the financial amounts and operating statistics of the applicable individual countries within our Central and Eastern Europe reportable segment include the Luxco DTH amounts that are associated with the subscribers that reside in the respective countries.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At September 30, 2010, we owned and operated networks that passed 31,217,500 homes and served 27,454,100 revenue generating units (RGUs), consisting of 16,792,200 video subscribers, 6,209,000 broadband internet subscribers and 4,452,900 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 160,000 and 6,252,700 RGUs during the three and nine months ended September 30, 2010, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 166,900 and 539,900 RGUs during the three and nine months ended September 30, 2010, as compared to 114,600 and 361,200 RGUs that were added on an organic basis during the corresponding periods in 2009. The organic RGU growth during the 2010 periods is attributable to the growth of our (i) digital cable services, which added 238,800 and 791,700 RGUs, respectively, (ii) broadband internet services, which added 146,900 and 466,200 RGUs, respectively, (iii) telephony services, which added 109,500 and 387,000 RGUs, respectively, and (iv) DTH video services, which added a less significant number of RGUs. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by declines in our analog cable RGUs of 340,700 and 1,106,800, respectively, and by other less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition in all of our broadband communications markets, particularly in Europe. This significant competition, together with the effects of weakened economic conditions and the maturation of certain of our markets, has contributed to:

(i)	organic declines in overall revenue in Austria, Romania, Puerto Rico, the Czech Republic and Slovakia during the third quarter of 2010, as compared to the second quarter of 2010;

(ii)	organic declines in subscription and overall revenue in Hungary, Austria, Puerto Rico and Romania during the third quarter of 2010, as compared to the third quarter of 2009;

(iii)	organic declines in subscription revenue from (a) video services in Puerto Rico, Ireland and Romania and (b) telephony services in Switzerland during the third quarter of 2010, as compared to the second quarter of 2010;

(iv)	organic declines in subscription revenue from (a) video services in Hungary, Puerto Rico and Romania, (b) broadband internet services in Austria and Switzerland and (c) telephony services in Switzerland and Chile during the third quarter of 2010, as compared to the third quarter of 2009;

(v)	an organic decline in RGUs in Romania and, to a lesser extent, the Czech Republic and Puerto Rico during the third quarter of 2010;

(vi)	organic declines in video RGUs in all of our European markets except Poland and in Chile and Puerto Rico during the third quarter of 2010; and

(vii)	organic declines in the average monthly subscription revenue per average RGU (ARPU) in Puerto Rico, Austria, Hungary, the Czech Republic and, to a lesser extent, Slovakia during the third quarter of 2010, as compared to the third quarter of 2009.

On February 27, 2010, certain areas served by VTR’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of homes destroyed by the earthquake, service has been restored to substantially all of the homes within VTR’s network footprint. Although the direct financial impacts of the earthquake adversely affected VTR’s results of operations during the first quarter of 2010, VTR’s operations in subsequent periods have not been materially impacted by the earthquake. Although no assurance can be given, we do not expect any adverse impacts of the earthquake to be material in relationship to VTR’s standalone or our consolidated operations in future periods.

In general, our ability to increase or maintain the fees we receive for our services is limited by competitive, economic and, to a lesser extent, regulatory factors. In this regard, most of our broadband communications markets experienced declines in ARPU from broadband internet and telephony services during the third quarter of 2010, as compared to the third quarter of 2009. These declines generally were mitigated by the positive impacts of (i) increased digital cable RGUs and other improvements in our RGU mix and (ii) the implementation of rate increases for analog cable and, to a lesser extent, other product offerings in certain markets.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the nine months ended September 30, 2010 was to the euro as 56.3% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

All of the reportable segments set forth below derive their revenue primarily from broadband communications and/or DTH services, including video, voice and broadband internet services. Certain segments also provide B2B services. At September 30, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 15 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2010 and 2009 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees and revenue earned from B2B services. Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes. Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers. In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and related declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases. In this regard, (i) during 2010, value added tax rates have increased in Romania and, to a lesser extent, in the Czech Republic, and (ii) in October 2010, the Hungarian government approved and published a revenue-based tax that will be applicable to our broadband communications operations in Hungary when the tax becomes law later in the fourth quarter of 2010. The new Hungarian tax law is currently scheduled to expire at the end of 2012 and will have retroactive effect to the beginning of 2010. Accordingly, we anticipate that our operating expenses in Hungary will increase by approximately €12 million during the fourth quarter of 2010 to reflect the cumulative 2010 impact of this tax. It is not yet clear whether the new Hungarian tax is compliant with European Union regulations.

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$306.5	$—	$306.5	N.M.	N.M.
The Netherlands	282.9	288.4	(5.5)	(1.9)	8.5
Switzerland	271.3	259.1	12.2	4.7	1.6
Other Western Europe	197.5	211.5	(14.0)	(6.6)	3.4

Total Western Europe	1,058.2	759.0	299.2	39.4	49.4

Central and Eastern Europe	269.5	293.9	(24.4)	(8.3)	0.9
Central operations	0.2	0.1	0.1	N.M.	N.M

Total UPC Broadband Division	1,327.9	1,053.0	274.9	26.1	35.9
Telenet (Belgium)	425.7	436.9	(11.2)	(2.6)	7.9
VTR (Chile)	205.8	179.7	26.1	14.5	7.1
Austar (Australia)	162.8	141.1	21.7	15.4	6.3
Corporate and other	144.3	139.8	4.5	3.2	10.8
Intersegment eliminations	(19.7)	(20.1)	0.4	2.0	(7.7)

Total	$2,246.8	$1,930.4	$316.4	16.4	21.5

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$817.2	$—	$817.2	N.M.	N.M.
The Netherlands	852.7	832.7	20.0	2.4	6.2
Switzerland	782.1	745.9	36.2	4.9	1.0
Other Western Europe	606.4	608.5	(2.1)	(0.3)	3.4

Total Western Europe	3,058.4	2,187.1	871.3	39.8	42.8

Central and Eastern Europe	820.4	818.5	1.9	0.2	(0.2)
Central operations	0.9	0.4	0.5	N.M.	N.M.

Total UPC Broadband Division	3,879.7	3,006.0	873.7	29.1	31.1
Telenet (Belgium)	1,275.0	1,208.8	66.2	5.5	9.6
VTR (Chile)	579.1	508.2	70.9	14.0	3.7
Austar (Australia)	475.7	377.2	98.5	26.1	6.0
Corporate and other	442.8	395.8	47.0	11.9	12.8
Intersegment eliminations	(61.0)	(56.9)	(4.1)	(7.2)	(11.2)

Total	$6,591.3	$5,439.1	$1,152.2	21.2	20.2

(a)	Represents Unitymedia’s revenue from the January 28, 2010 acquisition date through September 30, 2010.

N.M.—Not Meaningful.

Germany. The revenue increase for Germany during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, is entirely attributable to the January 28, 2010 Unitymedia Acquisition. Germany’s subscription revenue includes revenue from multi-year bulk agreements with operators of in-building networks (level 4 operators), housing associations and landlords that provide access to more than half of Germany’s analog cable subscribers. The 20 largest of these agreements accounted for an estimated 6% to 8% of

Germany’s total revenue (including amounts billed directly by Germany to the building occupants for premium cable, internet and telephony services) during the period from January 28, 2010 to September 30, 2010. No assurance can be given that Germany’s bulk agreements with level 4 operators, housing associations and landlords will be renewed or extended on financially equivalent terms or at all. Germany’s non-subscription revenue includes fees received for the carriage of channels on Germany’s analog and digital cable services. These fees, which represented approximately 8% of Germany’s total revenue during the period from January 28, 2010 to September 30, 2010, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2010 through 2013. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

The Netherlands. The Netherlands’ revenue decreased $5.5 million or 1.9% during the three months ended September 30, 2010 and increased $20.0 million or 2.4% during the nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Excluding the effects of FX, the Netherlands’ revenue increased $24.6 million or 8.5% and $51.9 million or 6.2%, respectively. These increases are primarily attributable to increases in subscription revenue and, to a lesser extent, non-subscription revenue. The increases in subscription revenue are attributable to (i) higher ARPU and (ii) higher average numbers of RGUs. ARPU increased during the three and nine month ended September 30, 2010, as compared to the corresponding periods in 2009, as the positive impacts of (i) improvements in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) January 2010 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products, were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) higher proportions of customers selecting lower-priced tiers of broadband internet service and (c) lower telephony call volumes for customers on usage-based calling plans. The increases in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of digital cable, broadband internet and telephony RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in the Netherlands’ average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in the Netherlands during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These analog cable declines are primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increases in the Netherlands’ non-subscription revenue are largely attributable to increases in (i) B2B revenue, due primarily to growth in business broadband internet and telephony services, and (ii) installation revenue.

Switzerland. Switzerland’s revenue increased $12.2 million or 4.7% and $36.2 million or 4.9% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Switzerland’s revenue increased $4.2 million or 1.6% and $7.1 million or 1.0%, respectively. These increases are primarily attributable to increases in non-subscription revenue and, during the three-month period, an increase in subscription revenue. Subscription revenue during the nine-month period decreased slightly. The increase in subscription revenue during the three-month period is primarily attributable to an increase in the average number of RGUs and the decrease in subscription revenue during the nine-month period is attributable to a slight decline in ARPU that was only partially offset by an increase in the average number of RGUs. The increases in the average numbers of RGUs are attributable to the net impact of (i) increases in the average numbers of digital cable, broadband internet and telephony RGUs and (ii) decreases in the average numbers of analog cable RGUs. The declines in the average numbers of Switzerland’s analog cable RGUs led to declines in the average numbers of total video RGUs in Switzerland during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These analog cable declines are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in Switzerland. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. ARPU remained relatively unchanged during the three-month period and declined slightly during the nine-month period, due primarily to the net impact of (i) improvements in Switzerland’s RGU mix, attributable to higher proportions of digital cable and, to a lesser extent, broadband internet and telephony RGUs, (ii) increased revenue from premium digital services and products, (iii) the adverse effects of competition, including the impact of product bundling discounts, (iv) a July 2010 price increase for certain analog video services, (v) lower telephony call volumes for customers on usage-based calling plans and (vi) increases in the proportion of broadband internet subscribers selecting lower-priced tiers of service. The negative effect of the declines in ARPU from broadband internet and telephony services led to organic declines in Switzerland’s revenue from each of these services during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The increases in Switzerland’s non-subscription revenue are largely attributable to increases in (i) installation revenue and (ii) B2B revenue, due primarily to growth in business broadband internet and telephony services.

Other Western Europe. Other Western Europe’s revenue decreased $14.0 million or 6.6% and $2.1 million or 0.3% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Other Western Europe’s revenue increased $7.1 million or 3.4% and $20.6 million or 3.4%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from the net effect of (i) higher average numbers of RGUs and (ii) lower ARPU. The increases in subscription revenue in Other Western Europe are net of declines in revenue from broadband internet and, to a lesser extent, telephony services in Austria. The revenue declines in Austria, which are largely attributable to increased competition, led to decreases in Austria’s subscription and overall revenue during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The increases in Other Western Europe’s average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The declines in the average numbers of analog cable RGUs are primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs led to declines in the average numbers of total video RGUs in Other Western Europe during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. ARPU decreased in our Other Western Europe segment during the 2010 periods, due primarily to the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) during the nine-month period, fewer subscriptions to premium digital products and services, (iii) higher proportions of subscribers selecting lower-priced tiers of analog cable services, (iv) lower telephony call volumes for customers on usage-based calling plans and, in Austria, higher proportions of customers selecting such usage-based calling plans and (v) higher proportions of customers selecting lower-priced tiers of broadband internet services. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for video, broadband internet and telephony services. Other Western Europe’s non-subscription revenue increased during the 2010 nine-month period, due primarily to an increase in B2B revenue, including the positive impact of a first quarter 2010 settlement with the incumbent telecommunications operator in Austria. Non-subscription revenue in our Other Western Europe segment remained relatively unchanged during the third quarter of 2010, as compared to the third quarter of 2009.

Central and Eastern Europe. Central and Eastern Europe’s revenue decreased $24.4 million or 8.3% during the three months ended September 30, 2010 and increased $1.9 million or 0.2% during the nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The increase for the nine-month period includes $0.5 million attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Central and Eastern Europe’s revenue increased $2.8 million or 0.9% and decreased $2.2 million or 0.3%, respectively. These changes are attributable to the net impact of (i) decreases in subscription revenue and (ii) increases in non-subscription revenue. The decreases in subscription revenue during the 2010 periods are attributable to the net effect of (i) lower ARPU and (ii) higher average numbers of RGUs. ARPU decreased in our Central and Eastern Europe segment during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, due primarily to the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) higher proportions of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog cable revenue from premium video services and products and (iv) lower telephony call volumes for customers on usage-based calling plans. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, (ii) higher digital cable revenue from premium video services and products and (iii) a June 2010 price increase for certain digital cable services in Poland. The increases in Central and Eastern Europe’s average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, broadband internet, telephony and, to a lesser extent, DTH video RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in each country (other than Poland during the three-month period) within our Central and Eastern Europe segment during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Non-subscription revenue in our Central and Eastern Europe segment increased during the 2010 periods, as increases in (i) interconnect revenue, primarily in Poland, and (ii) revenue from B2B services in Poland, Hungary and the Czech Republic were only partially offset by decreases in revenue from B2B services in Romania.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Hungary and Romania. In response to the competition in Hungary and Romania, we have implemented aggressive pricing and marketing strategies. In Hungary, competition, including competition from a competitor that, as of September 30, 2010, has overbuilt more than half of our broadband communications network, has contributed to declines during the third quarter of 2010 in (i) video, broadband internet, telephony and overall revenue, and (ii) ARPU, each as compared to the corresponding 2009 period. In Romania, competition contributed to organic declines in video, broadband internet and telephony RGUs during the third quarter of 2010. Despite the fact that we have increased our subscriber retention efforts in Romania, we believe that competitive and regulatory factors will continue to adversely impact our ability to retain analog cable customers in Romania. Competition also has impacted the Czech Republic and Slovakia during the third quarter of 2010, as lower average numbers of video RGUs led to organic declines in revenue from video services and total subscription revenue in each of these countries, as compared to the third quarter of 2009. Additionally, in Poland, our competitors include DTH operators and other cable operators that have overbuilt significant portions of our broadband communications network. We expect that we will continue to experience significant competition in future periods in Hungary, Romania and other markets within Central and Eastern Europe.

Through September 30, 2010, we have turned over 275,000 satellite dishes of Luxco DTH customers in connection with Luxco DTH’s migration to a new satellite. We expect to turn substantially all of the remaining satellite dishes during the fourth quarter of 2010. We cannot predict the extent, if any, that the disruption associated with these dish-turning activities will impact Luxco DTH’s revenue, RGUs and operating results.

Telenet (Belgium). Telenet’s revenue decreased $11.2 million or 2.6% and increased $66.2 million or 5.5% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $3.1 million and $18.9 million, respectively, attributable to the impact of acquisitions. Excluding the effects of the acquisitions and FX, Telenet’s revenue increased $31.3 million or 7.2% and $97.2 million or 8.0%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) increases in ARPU and (ii) higher average numbers of RGUs. ARPU increased as the positive impacts of (i) improvements in Telenet’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increases in revenue from premium digital cable services and (iii) February 2009 and 2010 price increases for certain analog and digital cable services and a March 2009 price increase for telephony services were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) increases in the proportion of customers selecting lower-priced tiers of broadband internet service and (c) lower telephony call volumes for customers on usage-based plans. The increases in the average numbers of RGUs primarily are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These analog cable declines are primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, including significant competition from the incumbent telecommunications operator in Belgium. We expect that Telenet will continue to face significant competition from the incumbent telecommunications operator in future periods. Telenet’s non-subscription revenue increased during the three and nine months ended September 30, 2010, as compared to the corresponding prior year periods, due primarily to increases in mobile telephony revenue that were only partially offset by a decrease in installation revenue during the nine-month period and a decrease in third-party commissions received by Telenet’s mobile telephony retail operations during the three-month period. Increases in interconnect revenue and other individually insignificant changes in non-subscription revenue contributed to the increases in both periods.

As a result of recently imposed rate regulations, mobile termination rates in Belgium will progressively decline to a rate in January 2013 that is approximately 79% less than the current average rate. The associated declines in Telenet’s revenue are expected to be offset by corresponding decreases in Telenet’s interconnect expenses.

VTR (Chile). As further described in Overview above, the direct financial impacts of the February 27, 2010 earthquake in Chile adversely impacted VTR’s revenue, RGU base and ARPU during the first quarter of 2010. VTR’s revenue increased $26.1 million or 14.5% and $70.9 million or 14.0% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s revenue increased $12.8 million or 7.1% and $18.6 million or 3.7%, respectively. These increases are attributable to increases in subscription revenue and, to a lesser extent, non-subscription revenue. The increases in subscription revenue during the three and nine months ended September 30, 2010 are attributable to (i) higher average numbers of RGUs and (ii) during the three-month period, higher ARPU. ARPU was relatively unchanged during the 2010 nine-month period, as compared to the corresponding period in 2009. The increases in the average number of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. VTR’s ARPU during the 2010 periods reflects the net effect of (i) higher proportions of subscribers selecting higher-priced tiers of broadband internet and telephony services, (ii) competition, particularly from the incumbent telecommunications operator in Chile, (iii) higher proportions of subscribers selecting lower-priced tiers of video service, (iv) improvements in VTR’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, (v) increases in revenue from premium digital services and products, (vi) during the nine-month period, the negative impact of credits provided to customers in the weeks following the earthquake and (vii) increases due to inflation and other price adjustments. We expect that VTR will continue to face significant competition from the incumbent telecommunications operator in future periods. The increases in VTR’s non-subscription revenue are attributable to (i) increases in installation revenue and (ii) net increases resulting from individually insignificant changes in other non-subscription revenue categories.

Austar (Australia). Austar’s revenue increased $21.7 million or 15.4% and $98.5 million or 26.1% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s revenue increased $8.8 million or 6.3% and $22.5 million or 6.0%, respectively. These increases are primarily attributable to increases in subscription revenue that resulted from (i) higher ARPU and (ii) higher average numbers of DTH video RGUs during the 2010 periods. The increases in ARPU are primarily attributable to (i) February 2010 and March 2009 price increases for certain DTH video services and (ii) higher penetration of premium services, such as digital video recorders. Austar’s non-subscription revenue increased slightly during the 2010 three-month period and decreased slightly during the 2010 nine-month period, each as compared to the corresponding period in 2009. These changes are due primarily to the net impact of (i) declines in revenue from mobile telephony services and (ii) increases in installation revenue.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$69.6	$—	$69.6	N.M.	N.M.
The Netherlands	85.5	83.2	2.3	2.8	13.6
Switzerland	78.9	77.0	1.9	2.5	(0.6)
Other Western Europe	76.1	81.1	(5.0)	(6.2)	3.9

Total Western Europe	310.1	241.3	68.8	28.5	37.7

Central and Eastern Europe	101.5	107.6	(6.1)	(5.7)	3.6
Central operations	11.5	11.6	(0.1)	(0.9)	9.8

Total UPC Broadband Division	423.1	360.5	62.6	17.4	26.7
Telenet (Belgium)	148.6	154.7	(6.1)	(3.9)	6.3
VTR (Chile)	84.2	77.4	6.8	8.8	1.8
Austar (Australia)	82.5	69.9	12.6	18.0	8.7
Corporate and other	80.9	80.6	0.3	0.4	8.0
Intersegment eliminations	(19.2)	(20.1)	0.9	4.5	(6.4)

Total operating expenses excluding stock-based compensation expense	800.1	723.0	77.1	10.7	15.3

Stock-based compensation expense	2.0	3.3	(1.3)	(39.4)

Total	$802.1	$726.3	$75.8	10.4

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$196.1	$—	$196.1	N.M.	N.M.
The Netherlands	259.0	253.5	5.5	2.2	5.8
Switzerland	235.5	223.9	11.6	5.2	1.4
Other Western Europe	237.6	233.1	4.5	1.9	5.7

Total Western Europe	928.2	710.5	217.7	30.6	33.1

Central and Eastern Europe	311.3	302.3	9.0	3.0	2.9
Central operations	35.4	36.0	(0.6)	(1.7)	0.7

Total UPC Broadband Division	1,274.9	1,048.8	226.1	21.6	23.3
Telenet (Belgium)	448.5	423.2	25.3	6.0	10.1
VTR (Chile)	244.1	220.7	23.4	10.6	0.5
Austar (Australia)	243.7	188.7	55.0	29.1	8.4
Corporate and other	270.5	239.2	31.3	13.1	13.3
Intersegment eliminations	(60.2)	(56.4)	(3.8)	(6.7)	(10.9)

Total operating expenses excluding stock-based compensation expense	2,421.5	2,064.2	357.3	17.3	15.6

Stock-based compensation expense	7.5	7.7	(0.2)	(2.6)

Total	$2,429.0	$2,071.9	$357.1	17.2

(a)	Represents Unitymedia’s operating expenses from the January 28, 2010 acquisition date through September 30, 2010.

N.M.—Not Meaningful.

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock- based compensation expense is discussed under the Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $62.6 million or 17.4% and $226.1 million or 21.6% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $74.2 million and $203.5 million, respectively, attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $14.3 million or 3.8% and $32.7 million or 3.1%, respectively. These increases include the following factors:

•

Increases in programming and related costs of $11.4 million or 13.0% and $27.4 million or 11.0%, respectively, due primarily to (i) growth in digital cable services, predominantly in the Netherlands, Ireland and Poland, and (ii) during the nine-month period, foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts, primarily in Poland, Switzerland, the Czech Republic and Hungary;

•	Decreases in bad debt and collection expenses of $0.8 million and $13.1 million, respectively, due largely to improved collection experience in the Czech Republic, Romania, Hungary and Germany;

•

Increases in network related expenses of $1.4 million or 3.0% and $11.6 million or 9.1%, respectively, due largely to (i) higher costs associated with the refurbishment of customer premise equipment in the Netherlands, Switzerland and Poland and (ii) higher energy costs in the Netherlands, the Czech Republic and Hungary. The higher energy costs in the Netherlands are due primarily to an energy tax refund that was received during the first quarter of 2009;

•

Increases in outsourced labor and professional fees of $1.8 million or 6.3% and $5.9 million or 7.0%, respectively, due largely to (i) higher outsourced labor associated with customer-facing activities, primarily in Switzerland and Ireland and (ii) costs incurred in connection with the centralization of Luxco DTH’s operations; and

•	A $3.3 million decrease during the three months ended September 30, 2010 due to the impact of a favorable interconnect rate settlement in Switzerland.

For information regarding the expected impacts of a new revenue-based tax in Hungary, please see discussion under Discussion and Analysis of our Reportable Segments above.

During the second quarter of 2010, Unitymedia recorded adjustments to conform to our policies for the capitalization of property and equipment. These adjustments, which generally involve the capitalization of costs associated with the replacement of portions of Unitymedia’s network, resulted in a $7.4 million decrease to Unitymedia’s operating expenses through June 30, 2010, including $3.0 million related to the period from January 28, 2010 through March 31, 2010.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) decreased $6.1 million or 3.9% and increased $25.3 million or 6.0% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These changes include $2.4 million and $14.7 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX,

Telenet’s operating expenses increased $7.3 million or 4.7% and $28.0 million or 6.6%, respectively. These increases include the following factors:

•	Increases in interconnect and access costs of $4.7 million or 25.5% and $12.6 million or 23.6%, respectively, primarily due to growth in the number of mobile and fixed-line telephony subscribers;

•	Increases in mobile telephony handset costs of $4.4 million and $11.0 million, attributable to the success of mobile telephony calling plan promotions involving free or heavily discounted handsets;

•

Decreases in outsourced labor of $3.7 million or 17.9% and $9.6 million or 15.9%, respectively, due primarily to (i) decreased expenses associated with certain customer-facing activities and (ii) the insourcing of certain customer care and network operations functions;

•

Increases in programming and related costs of $3.5 million or 8.3% and $7.1 million or 6.0%, respectively, due primarily to growth in digital cable services that was only partially offset by the impact of lower negotiated rates for programming content;

•

Increases in bad debt expense of $1.1 million and $5.7 million, respectively, due primarily to the impact of (i) economic conditions and (ii) during the nine-month period, certain favorable settlements that occurred during the first quarter of 2009;

•	Decreases in customer premise equipment sold to customers of $3.6 million and $5.1 million, respectively, due primarily to lower mobile handset and digital set-top box sales; and

•

Increases in personnel costs of $0.7 million or 3.1% and $4.1 million or 6.0%, respectively, due primarily to the net effect of (i) increased staffing levels, largely related to the insourcing of certain customer care and network operations functions, (ii) annual wage increases and (iii) lower bonus costs.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $6.8 million or 8.8% and $23.4 million or 10.6% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s operating expenses increased $1.4 million or 1.8% and $1.2 million or 0.5%, respectively. These increases include the following factors:

•	Decreases in network-related expenses of $2.4 million or 21.2% and $5.5 million or 17.9%, respectively, due primarily to lower tariff rates for pole rentals;

•

Increases in programming and related costs of $1.4 million or 5.7% and $2.9 million or 4.0%, respectively, as increases associated with growth in digital cable services were only partially offset by decreases associated with foreign currency exchange rate fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. Most of VTR’s programming costs are denominated in U.S dollars;

•	Increases in personnel costs of $1.0 million or 8.9% and $2.4 million or 7.6%, respectively, due primarily to higher bonus costs; and

•	Increases in bad debt expense of $0.5 million or 5.9% and $2.1 million or 8.9%, respectively, due primarily to growth in subscribers and economic conditions.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $12.6 million or 18.0% and $55.0 million or 29.1%, during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s operating expenses increased $6.1 million or 8.7% and $15.9 million or 8.4%, respectively. These increases are primarily attributable to increases in programming, distribution and related costs of $5.4 million or 8.9% and $14.4 million or 8.9%, respectively, due primarily to (i) increased costs related to delivery of additional high definition programming channels, (ii) increased monthly costs associated with the launch of a new satellite during the fourth quarter of 2009 and (iii) growth in the number of subscribers.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$53.8	$—	$53.8	N.M.	N.M.
The Netherlands	30.3	30.4	(0.1)	(0.3)	10.4
Switzerland	35.5	34.3	1.2	3.5	—
Other Western Europe	27.9	31.1	(3.2)	(10.3)	(1.4)

Total Western Europe	147.5	95.8	51.7	54.0	65.2

Central and Eastern Europe	31.8	29.8	2.0	6.7	19.5
Central operations	27.0	27.5	(0.5)	(1.8)	6.9

Total UPC Broadband Division	206.3	153.1	53.2	34.7	45.7
Telenet (Belgium)	51.1	61.7	(10.6)	(17.2)	(8.6)
VTR (Chile)	32.2	27.8	4.4	15.8	8.5
Austar (Australia)	24.2	21.1	3.1	14.7	6.3
Corporate and other	54.4	54.8	(0.4)	(0.7)	5.0
Inter-segment eliminations	(0.5)	—	(0.5)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	367.7	318.5	49.2	15.4	20.5

Stock-based compensation expense	23.1	36.2	(13.1)	(36.2)

Total	$390.8	$354.7	$36.1	10.2

	Nine months ended September 30,		Increase (decrease)		Increase excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$149.3	$—	$149.3	N.M.	N.M.
The Netherlands	97.9	92.5	5.4	5.8	9.7
Switzerland	113.0	104.8	8.2	7.8	3.6
Other Western Europe	90.3	93.0	(2.7)	(2.9)	0.4

Total Western Europe	450.5	290.3	160.2	55.2	58.3

Central and Eastern Europe	101.9	94.3	7.6	8.1	7.7
Central operations	79.7	79.1	0.6	0.8	4.7

Total UPC Broadband Division	632.1	463.7	168.4	36.3	38.9
Telenet (Belgium)	169.5	166.1	3.4	2.0	6.1
VTR (Chile)	95.6	81.4	14.2	17.4	6.9
Austar (Australia)	68.4	55.1	13.3	24.1	4.7
Corporate and other	166.1	161.8	4.3	2.7	3.9
Inter-segment eliminations	(0.8)	(0.5)	(0.3)	N.M.	N.M.

Total SG&A expenses excluding stock-based compensation expense	1,130.9	927.6	203.3	21.9	21.3

Stock-based compensation expense	84.3	90.6	(6.3)	(7.0)

Total	$1,215.2	$1,018.2	$197.0	19.3

(a)	Represents Unitymedia’s SG&A expenses from the January 28, 2010 acquisition date through September 30, 2010.

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

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $53.2 million or 34.7% and $168.4 million or 36.3%, respectively, during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These increases include $57.5 million and $157.1 million, respectively, attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses increased $6.6 million or 4.1% and $16.3 million or 3.4%, respectively. These increases include the following factors:

•

Increases in personnel costs of $3.6 million or 5.2% and $9.0 million or 4.4%, respectively, due largely to (i) increased marketing staffing levels in Switzerland and the Netherlands and (ii) increased staffing levels for our Luxco DTH operations;

•

Increases in outsourced labor and professional fees of $2.8 million and $6.0 million, respectively, due largely to (i) an increase in consulting activities related to sales and marketing and information technology activities in Switzerland and (ii) costs associated with the centralization of Luxco DTH operations;

•

Decreases in sales and marketing costs of $3.1 million or 7.6% and $6.5 million or 4.8%, respectively, due primarily to the net effect of (i) higher marketing expenditures in the Netherlands due largely to campaigns promoting high definition programming, (ii) higher costs associated with rebranding efforts in Ireland, (iii) lower sales commissions and decreased marketing activities in Austria, the Czech Republic and Hungary and (iv) a decrease representing the difference between the sales commissions included in the Unitymedia acquisition effect and the actual sales commissions incurred by Unitymedia during the period following the acquisition date. For information regarding our approach to estimating the effects of acquisitions, see Material Changes in Results of Operations above;

•	Increases in information technology related expenses of $3.2 million or $2.0 million, respectively, due primarily to increased billing system software costs; and

•	Net increases during the nine-month period resulting from individually insignificant changes in other operating expense categories.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $10.6 million or 17.2% and increased $3.4 million or 2.0% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These changes include $0.6 million and $9.4 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses decreased $5.9 million or 9.6% and increased $0.7 million or 0.4%, respectively. These changes include the following factors:

•

Decreases in professional fees of $1.6 million or 19.2% and $5.2 million or 19.9%, respectively, as the amount of consulting costs associated with strategic and financial initiatives declined from the amounts incurred during the 2009 periods;

•

Decreases in sales and marketing costs of $4.3 million or 19.6% and $0.9 million or 1.4%, respectively, due primarily to (i) lower sales commissions related to favorable changes in the sales channel mix and (ii) changes in the timing of marketing activities; and

•

An increase in personnel costs of $3.9 million or 6.5%, during the nine month period, due primarily to the net effect of (i) higher severance costs, (ii) increases in certain employee benefit costs and (iii) lower bonus costs.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $4.4 million or 15.8% and $14.2 million or 17.4%, during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, VTR’s SG&A expenses increased $2.4 million or 8.5% and $5.6 million or 6.9%, respectively. These increases include the following factors:

•

Increases in personnel costs of $1.9 million or 17.0% and $4.4 million or 14.4%, respectively, due primarily to (i) higher bonus costs, (ii) higher severance costs and (iii) increased employee sales commissions;

•

Increases in sales and marketing costs of $1.4 million or 20.3% and $3.0 million or 13.2%, due primarily to volume-related increases in third-party sales commissions. These increases also reflect an increase in marketing costs during the three-month period and a decrease in marketing costs during the nine-month period; and

•	Net decreases resulting from individually insignificant changes in other SG&A expense categories.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $3.1 million or 14.7% and $13.3 million or 24.1%, during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Excluding the effects of FX, Austar’s SG&A expenses increased $1.3 million or 6.3% and $2.6 million or 4.7%, respectively. These increases are attributable to increases in sales and marketing costs of $1.3 million or 15.1% and $3.0 million or 12.9%, respectively, due primarily to (i) higher sales commissions and (ii) increases in marketing activities.

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

Operating Cash Flow

	Three months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$183.1	$—	$183.1	N.M.	N.M.
The Netherlands	167.1	174.8	(7.7)	(4.4)	5.8
Switzerland	156.9	147.8	9.1	6.2	3.2
Other Western Europe	93.5	99.3	(5.8)	(5.8)	4.5

Total Western Europe	600.6	421.9	178.7	42.4	52.6

Central and Eastern Europe	136.2	156.5	(20.3)	(13.0)	(4.4)
Central operations	(38.3)	(39.0)	0.7	1.8	(8.5)

Total UPC Broadband Division	698.5	539.4	159.1	29.5	39.2
Telenet (Belgium)	226.0	220.5	5.5	2.5	13.6
VTR (Chile)	89.4	74.5	14.9	20.0	12.2
Austar (Australia)	56.1	50.1	6.0	12.0	2.8
Corporate and other	9.0	4.4	4.6	N.M.	N.M.

Total	$1,079.0	$888.9	$190.1	21.4	26.8

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany (a)	$471.8	$—	$471.8	N.M.	N.M.
The Netherlands	495.8	486.7	9.1	1.9	5.8
Switzerland	433.6	417.2	16.4	3.9	0.1
Other Western Europe	278.5	282.4	(3.9)	(1.4)	2.4

Total Western Europe	1,679.7	1,186.3	493.4	41.6	44.8

Central and Eastern Europe	407.2	421.9	(14.7)	(3.5)	(4.2)
Central operations	(114.2)	(114.7)	0.5	0.4	(3.0)

Total UPC Broadband Division	1,972.7	1,493.5	479.2	32.1	34.2
Telenet (Belgium)	657.0	619.5	37.5	6.1	10.2
VTR (Chile)	239.4	206.1	33.3	16.2	5.7
Austar (Australia)	163.6	133.4	30.2	22.6	3.1
Corporate and other	6.2	(5.2)	11.4	N.M.	N.M.

Total	$3,038.9	$2,447.3	$591.6	24.2	23.6

(a)	Represents Unitymedia’s operating cash flow from the January 28, 2010 acquisition date through September 30, 2010.

N.M. — Not Meaningful.

Operating Cash Flow Margin

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	%
UPC Broadband Division:
Germany	59.7	—	57.7	—
The Netherlands	59.1	60.6	58.1	58.4
Switzerland	57.8	57.0	55.4	55.9
Other Western Europe	47.3	47.0	45.9	46.4

Total Western Europe	56.8	55.6	54.9	54.2

Central and Eastern Europe	50.5	53.2	49.6	51.5

Total UPC Broadband Division, including central operations	52.6	51.2	50.8	49.7
Telenet (Belgium)	53.1	50.5	51.5	51.2
VTR (Chile)	43.4	41.5	41.3	40.6
Austar (Australia)	34.5	35.5	34.4	35.4

While the operating cash flow margins of most of our reportable segments remained relatively unchanged during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, competitive, economic and other factors have contributed to declines in the operating cash flow margins in Central and Eastern Europe and Australia. The improvement in the operating cash flow margins of Telenet and VTR, particularly during the three-month period, is primarily attributable to improved operational leverage, resulting from revenue growth that is more than offsetting the accompanying increases in Telenet’s and VTR’s operating and SG&A expenses. During the 2010 nine-month period, foreign currency impacts associated with non-functional currency expenses had a positive impact on our operating cash flow margins in Chile and a negative impact on our operating cash flow margins in Central and Eastern Europe. During the 2010 three-month period, these foreign currency impacts were not significant. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. As discussed under Overview and Discussion and Analysis of our Reportable Segments above, most of our broadband communications operations are experiencing significant competition and difficult economic conditions. Sustained or increased competition, particularly in combination with difficult economic or regulatory conditions, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments. For information regarding the expected impacts of a new revenue-based tax in Hungary, see Discussion and Analysis of our Reportable Segments above.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above.

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$1,122.5	$921.9	$200.6	21.8	25.8	4.2
Broadband internet	484.5	455.5	29.0	6.4	12.3	6.8
Telephony	280.2	243.5	36.7	15.1	20.4	6.1

Total subscription revenue	1,887.2	1,620.9	266.3	16.4	21.2	5.2
Other revenue (b)	379.3	329.6	49.7	15.1	22.1	8.7
Intersegment eliminations	(19.7)	(20.1)	0.4	2.0	(7.7)	(7.7)

Total	$2,246.8	$1,930.4	$316.4	16.4	21.5	5.8

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding acquisitions and FX
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$3,290.6	$2,603.8	$686.8	26.4	24.1	3.3
Broadband internet	1,431.3	1,286.5	144.8	11.3	11.4	6.1
Telephony	819.4	694.3	125.1	18.0	17.9	4.2

Total subscription revenue	5,541.3	4,584.6	956.7	20.9	19.6	4.2
Other revenue (b)	1,111.0	911.4	199.6	21.9	22.4	8.8
Intersegment eliminations	(61.0)	(56.9)	(4.1)	(7.2)	(11.2)	(11.2)

Total	$6,591.3	$5,439.1	$1,152.2	21.2	20.2	4.9

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $316.4 million and $1,152.2 million during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $303.2 million and $830.4 million attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $111.6 million or 5.8% and $266.7 million or 4.9%, respectively.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $84.4 million or 5.2% and $193.2 million or 4.2% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases are attributable to (i) increases in subscription revenue from video services of $38.8 million or 4.2% and $85.7 million or 3.3%, respectively, as the impact of higher ARPU from video services was only partially offset by declines in the average numbers of video RGUs, (ii) increases in subscription revenue from broadband internet services of $30.8 million or 6.8% and $78.3 million or 6.1%, respectively, as the impact of increases in the average numbers of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) increases in subscription revenue from telephony services of $14.8 million or 6.1% and $29.2 million or 4.2%, respectively, as the impact of increases in the average numbers of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $28.8 million or 8.7% and $79.8 million or 8.8% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases are primarily attributable to (i) increases in revenue from Chellomedia’s relatively low-margin advertising resale operations and (ii) less significant increases in mobile telephony, B2B, programming and interconnect revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments—Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $75.8 million and $357.1 million during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $81.6 million and $228.0 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $1.3 million and $0.2 million during the three and nine months ended September 30, 2010, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $29.3 million or 4.1% and $93.5 million or 4.5% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. As discussed in more detail under Discussion and Analysis of Reportable Segments—Operating Expenses above, these increases generally reflect the net impact of net increases in programming and other direct costs, and to a lesser extent, (i) increases in mobile telephony handset costs, (ii) net increases in network related expenses, (iii) net increases in interconnect and access costs and (iv) less significant net decreases in other operating expense categories. The net increases in programming and other direct costs are net of the $8.3 million impact of the favorable settlement of a Chellomedia programming contract during the third quarter of 2010.

SG&A expenses

Our SG&A expenses increased $36.1 million and $197.0 million during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These increases include $60.3 million and $170.8 million increases attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $13.1 million and $6.3 million during the three and nine months ended September 30, 2010, respectively. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses increased $4.9 million or 1.6% and $27.0 million or 2.9% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments—SG&A Expenses above, this increase generally reflects the net impact of (i) net increases in personnel costs, (ii) net decreases in sales and marketing costs during the three-month period and (iii) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$11.2	$20.2	$43.1	$51.2
Other LGI stock-based incentive awards	10.0	11.9	31.1	32.6

Total LGI common stock	21.2	32.1	74.2	83.8
Telenet stock-based incentive awards	1.7	1.9	7.5	3.2
Austar Performance Plan	2.4	3.6	7.2	10.5
Other	(0.2)	1.9	2.9	1.4

Total	$25.1	$39.5	$91.8	$98.9

Included in:
Continuing operations:
Operating expense	$2.0	$3.3	$7.5	$7.7
SG&A expense	23.1	36.2	84.3	90.6

Total — continuing operations	25.1	39.5	91.8	98.3
Discontinued operations	—	—	—	0.6

Total	$25.1	$39.5	$91.8	$98.9

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and, for the 2010 periods, LGI PSUs. The amount presented for the nine months ended September 30, 2009 includes a $5.1 million reduction associated with the first quarter 2009 settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

For additional information concerning our stock-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $42.3 million and $231.5 million during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Excluding the effect of FX, depreciation and amortization expense increased $68.4 million or 12.7% and $218.8 million or 14.3%, respectively. These increases are due primarily to the net effect of (i) increases associated with the Unitymedia Acquisition, (ii) decreases associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium, the Netherlands, Chile, Hungary, and Romania, (iii) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives and (iv) decreases associated with changes in the useful lives of certain property and equipment, primarily in Switzerland, the Netherlands, and Hungary partially offset by increases associated with changes in the useful lives of certain property and equipment in Australia.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $26.5 million and $109.5 million during the three and nine months ended September 30, 2010, respectively, compared to $1.8 million and $125.8 million during the corresponding prior year periods. The amount for the 2010 nine-month period includes (i) an impairment charge of $22.7 million to reduce the carrying amount of the goodwill associated with Chellomedia’s programming operations in central and eastern Europe, as further described in note 7 to our condensed consolidated financial statements, (ii) $45.3 million of direct acquisition costs related to the Unitymedia Acquisition, (iii) a restructuring charge of $18.0 million, representing the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to a satellite that is no longer used by Chellomedia and (iv) restructuring charges of $12.4 million, representing dish-turning and duplicate satellite costs incurred in connection with Luxco DTH’s migration to a new satellite. The amount for the 2009 nine-month period includes a charge of $118.8 million to reduce the carrying amount of the goodwill associated with our Romanian reporting unit.

We continue to experience difficult economic environments and significant competition in most of our markets, particularly in Romania and Hungary, which collectively accounted for $417.8 million of the goodwill associated with the broadband communications operations included in our Central and Eastern Europe reportable segment at September 30, 2010. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

Our interest expense increased $119.5 million and $398.5 million during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Excluding the effects of FX, interest expense increased $135.1 million and $398.2 million during the 2010 periods, respectively. These increases are primarily attributable to (i) higher weighted average interest rates and (ii) higher average outstanding debt balances, due largely to debt incurred in connection with the Unitymedia Acquisition. The increases in our weighted average interest rates are primarily related to (i) the higher interest rates on the Unitymedia Senior Notes and (ii) increases in interest rates on the UPC Broadband Holding Bank Facility and certain of our other variable-rate indebtedness. The increase in interest expense during the 2010 nine-month period is also a function of interest expense incurred from January 28, 2010 through March 2, 2010 on the Unitymedia debt that was refinanced in connection with the pushdown of the Unitymedia Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $1.1 million and $10.2 million during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. These decreases primarily are attributable to the net impact of (i) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances and (ii) higher average cash and cash equivalent and restricted cash balances, due primarily to (a) the proceeds received from the sale of the J:COM Disposal Group and (b) the proceeds raised in connection with certain debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition. The lower weighted average interest rate earned on our cash and restricted cash balances during the 2010 nine-month period was due in part to the relatively low interest rate earned on the escrow accounts related to the Unitymedia Senior Notes, which were released in connection with the Unitymedia Acquisition and the March 2, 2010 repayment of Old Unitymedia’s then-existing indebtedness. For additional information regarding the sale of the J:COM Disposal Group and the Unitymedia Acquisition, see note 3 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Cross-currency and interest rate derivative contracts (a)	$(559.7)	$(302.5)	$(966.0)	$(701.6)
Equity-related derivatives (b)	(40.4)	71.3	33.9	(57.8)
Foreign currency forward contracts	(13.4)	6.3	(43.2)	(12.5)
Other	2.6	3.6	0.7	4.5

Total	$(610.9)	$(221.3)	$(974.6)	$(767.4)

(a)	The loss during the 2010 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro, Chilean peso, Swiss franc and Romanian lei relative to the U.S. dollar, (ii) losses associated with an increase in the value of the Czech koruna, Polish zloty and Hungarian forint relative to the euro, (iii) a loss associated with decreases in market interest rates in the euro market and (iv) a gain associated with a decrease in the value of the Swiss franc relative to the euro. The loss during the 2010 nine-month period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei, Hungarian forint, Polish zloty and Czech koruna markets, (ii) losses associated with increases in the values of the Swiss franc, Czech koruna, Chilean peso and Polish zloty relative to the euro, (iii) a gain associated with a decrease in the value of the U.S. dollar relative to the euro, (iv) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar and (v) a gain due to a decrease in market interest rates in the U.S. dollar market. In addition, the losses during the 2010 periods include net gains of $63.1 million and $122.8 million, respectively, resulting from changes in our credit risk valuation adjustments, as further described in notes 5 and 6 to our condensed consolidated financial statements. The loss during the 2009 three-month period primarily is attributable to (i) losses associated with increases in the values of the Hungarian forint, Czech koruna, Swiss franc and Romanian lei relative to the euro, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets, (iii) losses associated with increases in the values of the euro and Swiss franc relative to the U.S. dollar and (iv) a gain associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. The loss during the 2009 nine-month period primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets and (iii) losses associated with increases in the values of the Romanian lei and Chilean peso relative to the euro. In addition, the losses for the three and nine months ended September 30, 2009 include credit risk valuation adjustment gains (losses) of $9.7 million and ($7.3 million), respectively.

(b)	Primarily relates to changes in the value of the Sumitomo Collar with respect to the Sumitomo shares held by our company. The gains (losses) are primarily attributable to the net impact of (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
U.S. dollar denominated debt issued by European subsidiaries	$408.5	$111.0	$(202.4)	$130.9
Intercompany notes denominated in a currency other than the entity’s functional currency (a)	387.7	57.0	108.3	(63.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(15.0)	(20.0)	61.1	(24.9)
Yen denominated debt issued by a U.S. subsidiary	(65.0)	(72.2)	(116.7)	(12.6)
U.S. dollar denominated debt issued by a Latin American subsidiary	—	(14.2)	(18.1)	69.1
Other	9.9	2.8	0.5	2.6

Total	$726.1	$64.4	$(167.3)	$101.5

(a)	Amounts are related to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and, during the 2010 periods, a U.S. dollar denominated loan between a Latin American subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe and, during the 2010 periods, the U.S. dollar against the Chilean peso.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	in millions
Investments (a):
Sumitomo	$126.3	$5.5	$126.4	$78.7
News Corp. (b)	—	(5.2)	—	(5.1)
Other, net (c)	10.6	—	(12.8)	(22.2)
Debt — UGC Convertible Notes (d)	(53.9)	(51.3)	(6.9)	(35.2)

Total	$83.0	$(51.0)	$106.7	$16.2

(a)	For additional information concerning our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Amounts primarily relate to changes in the fair value of Chellomedia’s investment in Canal+ Cyfrowy Sp zoo (Cyfra+) that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(d)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars.

Losses on debt modifications and extinguishments, net

We recognized losses on debt modifications and extinguishments, net, of $25.2 million and $24.9 million during the three and nine months ended September 30, 2010 and $9.7 million and $34.0 million during the three and nine months ended September 30, 2009, respectively. The losses during the 2010 nine-month period include the payment of $16.1 million of debt redemption premiums and the write-off of $8.8 million of deferred financing costs in connection with the third quarter 2010 repurchase and redemption of the UPC Holding 2014 Senior Notes. The losses during the 2009 nine-month period include (i) a loss of $20.1 million recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.8 million loss in connection with the August 2009 completion of Facilities D, E1, E2 and F under the Telenet Credit Facility and (iii) a loss of $5.1 million recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 8 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax benefit of $16.9 million and $7.8 million during the three months ended September 30, 2010 and 2009, respectively.

The income tax benefit during the three months ended September 30, 2010 differs from the expected income tax expense of $105.2 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, and (iii) the recognition of certain tax attributes due to the election to change the filing status of our Australian subsidiaries. The positive impacts of these items were partially offset by the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax benefit during the three months ended September 30, 2009 differs from the expected income tax benefit of $35.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances against currently arising deferred tax assets in certain tax jurisdictions and (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate.

We recognized income tax expense of $27.7 million and income tax benefit of $18.4 million during the nine months ended September 30, 2010 and 2009, respectively.

The income tax expense during the nine months ended September 30, 2010 differs from the expected income tax benefit of $330.6 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iv) certain permanent differences between the financial and tax accounting treatment of interest, dividends, and other items associated with investments in subsidiaries. The negative impacts of these items were partially offset by the positive impacts of (i) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period and (ii) the recognition of certain tax attributes due to the election to change the filing status of our Australian subsidiaries.

The income tax benefit during the nine months ended September 30, 2009 differs from the expected income tax benefit of $188.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) differences in the statutory and local tax rates in certain jurisdictions in which we operate, (ii) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iv) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit. The negative impacts of these items were partially offset by the positive impact of certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries.

On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the expected 2010 income tax impacts of this transaction, see note 3 to our condensed consolidated financial statements.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended September 30, 2010 and 2009, we reported earnings (loss) from continuing operations of $317.6 million and ($94.4 million), respectively, including (i) operating income of $446.7 million and $309.2 million, respectively, (ii) non-operating expenses of $146.0 million and $411.4 million, respectively, and (iii) income tax benefit of $16.9 million and $7.8 million, respectively. During the nine months ended September 30, 2010 and 2009, we reported losses from continuing operations of $972.2 million and $520.1 million, respectively, including (i) operating income of $1,077.4 million and $694.5 million, respectively, (ii) non-operating expenses of $2,021.9 million and $1,233.0 million, respectively, and (iii) income tax benefit (expense) of ($27.7 million) and $18.4 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating charges, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operations

Our earnings (loss) from discontinued operations, net of taxes, of ($1.9 million) and $47.0 million during the three and nine months ended September 30, 2010, respectively, relate to the operations of Unitymedia’s arena segment and, for the nine-month period, the J:COM Disposal Group. Our earnings from discontinued operations, net of taxes, of $33.0 million and $216.0 million during the three and nine months ended September 30, 2009, respectively, relate to the operations of the J:COM Disposal Group and, for the nine-month period, UPC Slovenia. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,372.6 million during the first quarter of 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $25.7 million during the third quarter of 2009 related to the July 15, 2009 sale of UPC Slovenia. For additional information, see note 3 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $47.4 million and $117.0 million during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These decreases are primarily attributable to decreases resulting from the February 18, 2010 sale of the J:COM Disposal Group. In addition, (i) the three-month period reflects improvements in the results of operations of Telenet, Austar and VTR and (ii) the nine-month period reflects an improvement in the results of operations of VTR that was only partially offset by declines at Telenet and Austar.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2010. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2010 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$1,168.9
Non-operating subsidiaries	1,417.0

Total LGI and non-operating subsidiaries	2,585.9

Operating subsidiaries:
Telenet	295.9
Unitymedia	111.2
Austar	93.4
VTR	50.1
UPC Holding (excluding VTR)	47.1
Chellomedia	12.4
Liberty Puerto Rico	10.1
Other operating subsidiaries	2.1

Total operating subsidiaries	622.3

Total cash and cash equivalents	$3,208.2

Liquidity of LGI and its Non-operating Subsidiaries

The $1,168.9 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,417.0 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at September 30, 2010. Our remaining cash and cash equivalents of $622.3 million at September 30, 2010 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information regarding a capital distribution paid by Telenet during the third quarter of 2010, see note 10 to our condensed consolidated financial statements.

We repurchased during the first nine months of 2010 a total of 18,144,837 shares of our LGI Series A common stock at a weighted average price of $26.95 per share and 11,736,263 shares of our LGI Series C common stock at a weighted average price of $27.10 per share, for an aggregate purchase price of $807.1 million, including direct acquisition costs. On June 16, 2010 and September 13, 2010, we announced that our board of directors authorized increases to our current stock repurchase program of $250 million and $212 million, respectively. At September 30, 2010, the remaining amount authorized under this program was $193.5 million.

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

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2010, see note 8 to our condensed consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our September 30, 2010 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2010 was 5.1. In addition, the ratio of our September 30, 2010 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended September 30, 2010 was 4.4.

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

Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. UPC Holding’s ability to access available borrowings under the UPC Broadband Holding Bank Facility can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s Senior Notes.

At September 30, 2010, our outstanding consolidated debt and capital lease obligations aggregated $22.1 billion, including $595.1 million that is classified as current in our condensed consolidated balance sheet and $20.1 billion that is due in 2014 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions completed during 2010 that have resulted in the extension of our subsidiaries’ debt maturities, see notes 8 and 16 to our condensed consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities in light of current market conditions. In this regard, it is not possible to predict how the current state of the credit and equity markets, in combination with weak economic conditions and/or any adverse regulatory developments, could impact our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) sustained or further tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with weakened economies or adverse regulatory developments, could adversely impact our cash flows and liquidity.

At September 30, 2010, $21.4 billion of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries. For additional information concerning our debt balances at September 30, 2010, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. During the nine months ended September 30, 2010, we used net cash provided by our operating activities of $1,411.7 million and $54.5 million of our cash and cash equivalents to fund net cash used by our investing activities of $772.8 million and net cash used by our financing activities of $693.4 million (excluding a $71.5 million decrease due to changes in FX).

Operating Activities. Net cash provided by our operating activities increased $57.5 million, from $1,354.2 million during the first nine months of 2009 to $1,411.7 million during the first nine months of 2010. This increase is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impacts of the Unitymedia Acquisition, (ii) an increase in cash payments for interest, due in part to the Unitymedia Acquisition, (iii) an increase in cash payments for taxes, primarily related to the sale of the J:COM Disposal Group, (iv) higher cash payments related to derivative instruments and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities decreased $329.0 million, from $1,101.8 million during the first nine months of 2009 to $772.8 million during the first nine months of 2010. This decrease is due primarily to the net effect of (i) an increase associated with cash received upon the disposition of discontinued operations, net of deconsolidated cash and disposal costs, of $2,990.2 million, (ii) a decrease associated with cash paid in connection with acquisitions of $2,622.7 million and (iii) an increase in capital expenditures of $57.5 million from $1,239.8 million for the first nine months of 2009 to $1,297.3 million for the first nine months of 2010, as a net increase in the local currency capital expenditures of our subsidiaries was only partially offset by a decrease due to FX.

The UPC Broadband Division accounted for $824.1 million and $762.3 million of our consolidated capital expenditures during the nine months ended September 30, 2010 and 2009, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) an increase due to acquisitions, including $187.3 million of capital expenditures attributable to Unitymedia, (ii) a decrease in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for new build and upgrade projects to expand services, (iv) a decrease due to FX and (v) an increase in expenditures for support capital such as information technology upgrades and general support systems.

Telenet accounted for $220.1 million and $267.5 million of our consolidated capital expenditures during the nine months ended September 30, 2010 and 2009, respectively. These amounts exclude $19.1 million and $17.3 million of expenditures that were financed under capital lease arrangements, respectively. The decrease in Telenet’s capital expenditures, excluding the impact of capital lease additions, during the 2010 period primarily relates to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premise equipment, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for support capital such as information technology upgrades and general support systems and (iv) a decrease due to FX.

VTR accounted for $153.4 million and $124.1 million of our consolidated capital expenditures during the nine months ended September 30, 2010 and 2009, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) an increase due to FX, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems and (iv) an increase in expenditures for new build and upgrade projects.

Austar accounted for $74.0 million and $60.2 million of our consolidated capital expenditures during the nine months ended September 30, 2010 and 2009, respectively. The increase in the capital expenditures of Austar is due primarily to FX.

Excluding capital lease arrangements, we currently expect the percentage of revenue represented by aggregate capital expenditures for the full year 2010 to range from (i) 21% to 23% for the UPC Broadband Division (excluding Unitymedia); (ii) 18% to 20% for Telenet; (iii) 24% to 26% for VTR and (iv) 14% to 16% for Austar. As further described in note 14 to our condensed consolidated financial statements, VTR was awarded a 3G license in September 2009. VTR has until July 2011 to complete the minimum network deployment necessary to satisfy the regulatory requirements of the 3G license. The full year 2010 estimated range of VTR’s capital expenditures includes estimated expenditures of CLP 7.5 billion ($15.5 million) related to the 3G project, including amounts associated with meeting the regulatory requirements and the initial expenditures associated with deployment of a commercial 3G network. In this regard, we have determined, subject to the availability of satisfactory financing, to undertake the capital expenditures necessary to commercially deploy a 3G network through an affiliated company of VTR that will fall outside of the UPC Holding borrowing group. These capital expenditures are expected to be significant. The actual amount of the 2010 capital expenditures of the UPC Broadband Division (excluding Unitymedia), Telenet, VTR and Austar may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations.

Financing Activities. Net cash used by our financing activities increased $561.3 million, from $132.1 million during the first nine months of 2009 to $693.4 million during the first nine months of 2010. This decrease primarily is attributable to the net effect of (i) an increase related to a decrease in cash collateral accounts of $3,552.9 million, (ii) a decrease related to higher net repayments of debt and capital lease obligations of $3,560.8 million, (iii) a decrease related to higher repurchases of our LGI Series A and Series C common stock of $438.6 million, (iv) a decrease related to higher distributions by subsidiaries to noncontrolling interest owners of $144.1 million, (v) higher cash payments related to derivative instruments of $100.6 million and (vi) an increase related to higher excess tax benefits from stock-based compensation of $48.9 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net repayments of debt and capital lease obligations is due to FX.

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

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor’s interest. We do not expect any payments made under these provisions to be material in relationship to our financial position or results of operations.

Contractual Commitments

As of September 30, 2010, the U.S. dollar equivalents (based on September 30, 2010 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:
	Three months ended December 31, 2010	Year ended December 31,
		2011	2012	2013	2014	2015	Thereafter	Total
	in millions
Debt (excluding interest)	$1.8	$501.8	$157.6	$1,098.0	$2,195.4	$1,080.3	$16,290.3	$21,325.2
Capital leases (excluding interest)	11.5	57.5	56.9	55.8	57.7	56.3	834.7	1,130.4
Operating leases	43.0	125.4	95.0	73.4	53.8	48.0	179.1	617.7
Programming, satellite and other purchase obligations	174.4	235.3	124.6	71.6	41.6	35.1	34.9	717.5
Other commitments	31.2	110.2	88.0	74.8	63.5	62.2	1,396.0	1,825.9

Total (a)	$261.9	$1,030.2	$522.1	$1,373.6	$2,412.0	$1,281.9	$18,735.0	$25,616.7

Projected cash interest payments on debt and capital lease obligations (b)	$320.4	$1,122.6	$1,193.4	$1,189.6	$1,182.1	$1,064.4	$2,846.5	$8,919.0

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our September 30, 2010 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($339.8 million at September 30, 2010) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates and contractual maturities in effect as of September 30, 2010. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

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

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments and agreements with programming vendors and other third parties pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2010 and 2009, see note 5 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser extent, other currencies. At September 30, 2010, $1,607.0 million or 50.1% and $1,259.5 million or 39.3% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At September 30, 2010, the aggregate fair value of this investment was $588.6 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2010, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 5 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect during the full year 2010, approximately (i) 1% to 3% of our revenue, (ii) 5% to 7% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) 17% to 19% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe, Australia and Argentina and (b) euros in Switzerland, Hungary, Poland, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2010 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and euro and the forward sale of the Hungarian forint, Polish zloty, Chilean peso, euro, U.S. dollar and Australian dollar to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of September 30, 2010. For additional information concerning our foreign currency forward contracts, see note 5 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during the nine months ended September 30, 2010 was to the euro as 56.3% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2010	December 31, 2009
Spot rates:
Euro	0.7342	0.6978
Swiss franc	0.9808	1.0349
Hungarian forint	203.13	188.26
Polish zloty	2.9149	2.8643
Czech koruna	18.042	18.387
Romanian lie	3.1343	2.9544
Chilean peso	483.94	507.45
Australian dollar	1.0356	1.1138

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Average rates:
Euro	0.7737	0.6990	0.7610	0.7333
Swiss franc	1.0314	1.0620	1.0657	1.1071
Hungarian forint	218.39	189.57	209.64	208.35
Polish zloty	3.0995	2.9313	3.0481	3.2169
Czech koruna	19.284	17.889	19.374	19.554
Romanian lei	3.2926	2.9546	3.1872	3.1014
Chilean peso	510.76	545.69	520.09	572.99
Australian dollar	1.1061	1.2003	1.1159	1.3412

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At September 30, 2010, we effectively paid a fixed interest rate on all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2010 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at September 30, 2010 declines to 81%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At September 30, 2010, our variable-rate indebtedness aggregated $12.1 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.1%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $60.5 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At September 30, 2010, our exposure to credit risk included (i) derivative assets with a fair value of $854.4 million, (ii) cash and cash equivalent and restricted cash balances of $3,228.6 million and (iii) aggregate undrawn debt facilities of $1,472.9 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €375.1 million ($510.9 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €138.1 million ($188.1 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €99.2 million ($135.1 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €52.1 million ($71.0 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.2 million ($42.5 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €32.8 million ($44.7 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €43.1 million ($58.7 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $18.8 million ($19.4 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $1.8 million ($1.7 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at September 30, 2010, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €23.7 million ($32.3 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €28.2 million ($38.4 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 31.6 billion ($65.3 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 5.4 billion ($11.2 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2010, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €41.9 million ($57.1 million) and conversely, a decrease would have decreased the aggregate fair value by approximately €44.8 million ($61.0 million).

UGC Convertible Notes

Holding all other factors constant, at September 30, 2010:

(i)	an instantaneous increase (decrease) of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased (decreased) the fair value of the UGC Convertible Notes by approximately €9.6 million ($13.1 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €22.3 million ($30.4 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €16.4 million ($22.3 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €25.0 million ($34.1 million) and conversely, an increase of 10% would have decreased the fair value by approximately €15.3 million ($20.8 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.4 million ($0.5 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.4 million ($0.5 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2010:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.2 billion ($38.3 million) and conversely, an increase of 50 basis points (0.50%) would have decreased the value by ¥3.1 billion ($37.1 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.6 billion ($55.1 million).

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2010, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934. We have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010:
Series A	2,412,408	$27.56	2,412,408	(b	)
Series C	1,970,651	$27.67	1,970,651	(b	)
August 1, 2010 through August 31, 2010:
Series A	1,288,159	$28.52	1,288,159	(b	)
Series C	1,236,421	$28.48	1,236,421	(b	)
September 1, 2010 through September 30, 2010:
Series A	626,139	$29.37	626,139	(b	)
Series C	628,158	$29.27	628,158	(b	)
Total — July 1, 2010 through September 30, 2010:
Series A	4,326,706	$28.10	4,326,706	(b	)
Series C	3,835,230	$28.19	3,835,230	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On September 13, 2010, we announced a $212 million increase to our stock repurchase program. At September 30, 2010, we were authorized to purchase $193.5 million of our LGI Series A and Series C common stock.

In addition to the shares listed in the table above, 418,201 shares of LGI Series A and 405,056 shares of LGI Series C common stock were surrendered during the third quarter of 2010 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Item 6.	Exhibits.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and Scotiabank Europe plc as Additional Facility W Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2010 (File No. 000-51360)).

4.2	Additional Facility G Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International Finance SA (Telenet International) as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center SA (Telenet Luxembourg) as Additional Facility G Lender under the senior secured bank facility, originally dated August 1, 2007, as amended and restated by supplemental agreements from time to time, among Telenet Bidco NV (now known as Telenet NV), Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank NV, BNP Paribas SA and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as the Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360) (the October 2010 8-K)).

4.3	Additional Facility H Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility H Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the October 2010 8-K).

4.4	Additional Facility I Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility I Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the October 2010 8-K).

4.5	Additional Facility J Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility J Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the October 2010 8-K).

4.6	Additional Facility K Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility K Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the October 2010 8-K).

4.7	Additional Facility L1 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility L1 Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.6 to the October 2010 8-K).

4.8	Additional Facility L2 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility L2 Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.7 to the October 2010 8-K).

4.9	Supplemental Agreement to the Telenet Facility Agreement, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor and Security Provider and the Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

31 –– Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 –– Section 1350 Certification **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: November 3, 2010	/s/ MICHAEL T. FRIES
Michael T. Fries
President and Chief Executive Officer

Dated: November 3, 2010	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken
Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: November 3, 2010	/s/ BERNARD G. DVORAK
Bernard G. Dvorak
Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing Partnership (UPC Financing) as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and Scotiabank Europe plc as Additional Facility W Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, the guarantors as defined therein, the Facility Agent and the Security Agent, and the banks and financial institutions acceding thereto from time to time (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2010 (File No. 000-51360)).

4.2	Additional Facility G Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International Finance SA (Telenet International) as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center SA (Telenet Luxembourg) as Additional Facility G Lender under the senior secured bank facility, originally dated August 1, 2007, as amended and restated by supplemental agreements from time to time, among Telenet Bidco NV (now known as Telenet NV), Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank NV, BNP Paribas SA and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as the Security Agent and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360) (the October 2010 8-K)).

4.3	Additional Facility H Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility H Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the October 2010 8-K).

4.4	Additional Facility I Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility I Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the October 2010 8-K).

4.5	Additional Facility J Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility J Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the October 2010 8-K).

4.6	Additional Facility K Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility K Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the October 2010 8-K).

4.7	Additional Facility L1 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility L1 Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.6 to the October 2010 8-K).

4.8	Additional Facility L2 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent and Telenet Luxembourg as Additional Facility L2 Lender under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.7 to the October 2010 8-K).

4.9	Supplemental Agreement to the Telenet Facility Agreement, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor and Security Provider and the Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

31 –– Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 –– Section 1350 Certification **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith